Form 10-Q
period 1995-04-30
COPYTELE INC
filed 1995-06-09
CIK 715446

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------


                                 FORM 10-Q

                               -------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 1995
                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                      Commission file number:  0-11254


                               COPYTELE, INC.
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  11-2622630
- --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                           900 Walt Whitman Road
                       Huntington Station, NY  11746
                               (516) 549-5900
- ---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)

                                    N/A
- ---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

On June 2, 1995, the registrant had outstanding 25,231,403 shares of Common Stock, par value $.01 per share.

                             TABLE OF CONTENTS
                             -----------------

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Condensed Balance Sheets (Unaudited) as of April 30,
           1995 and October 31, 1994

           Condensed Statements of Operations (Unaudited) for the six-months ended April 30, 1995 and April 30, 1994, and for the period from November 5, 1982
           (Inception) through April 30, 1995

           Condensed Statements of Operations (Unaudited) for the three-months ended April 30, 1995 and April 30, 1994

           Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through April 30, 1995

           Condensed Statements of Cash Flows (Unaudited) for the six-months ended April 30, 1995 and April 30, 1994, and for the period from November 5, 1982
           (Inception) through April 30, 1995

           Condensed Statements of Cash Flows (Unaudited) for the three-months ended April 30, 1995 and April 30, 1994

           Notes to Condensed Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

           Signatures.

                            Part I - FINANCIAL INFORMATION
                            ------------------------------

Item 1.  Financial Statements.
         ---------------------

                                COPYTELE, INC.
                                --------------
                        (Development Stage Enterprise)
                        ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------




                                                                      April 30,         October 31,
                                                                        1995                1994
                                                                     -----------       -------------

                            ASSETS
                            ------
 CURRENT ASSETS:
       Cash (including cash equivalents and interest bearing
       account of $6,848,924 and $6,163,435, respectively)        $    6,875,618     $    6,244,801
    Accrued interest receivable                                           17,273             17,041
    Prepaid expenses                                                      36,038             45,994
                                                                  --------------     --------------
                                                                       6,928,929          6,307,836

 PROPERTY AND EQUIPMENT (net of accumulated depreciation
    and amortization of $658,030 and $628,668, respectively)             198,500            207,778
 OTHER ASSETS                                                            103,691             98,718
 DEFERRED TAX BENEFITS (net of valuation allowance of
    $14,253,507 and $13,458,155, respectively)                           -                  -
                                                                  --------------     --------------
                                                                  $    7,231,120     $    6,614,332
                                                                  ==============     ==============



                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------

 CURRENT LIABILITIES:
    Accounts payable                                               $     274,539     $      163,402
    Accrued liabilites                                                    33,825             35,697
                                                                    ------------        -----------
                                                                         308,364            199,099
                                                                    ------------       ------------

 SHAREHOLDERS' EQUITY:
    Preferred stock, par value $100 per share; authorized
       500,000 shares; no shares outstanding                             -                  -
    Common stock, par value $.01 per share; authorized
       120,000,000 shares; outstanding 25,168,403 and
       24,837,403 shares, respectively                                   251,684            248,374
    Additional paid-in capital                                        28,322,730         26,487,930
    Accumulated (deficit) during development stage                   (21,651,658)       (20,321,071)
                                                                    ------------       ------------
                                                                       6,922,756          6,415,233
                                                                    ------------       ------------
                                                                    $  7,231,120       $  6,614,332
                                                                    ============       ============

     The accompanying notes to condensed financial statements are an integral part of these balance sheets.


     NYFS11...:\95\38995\0001\2579\TBL6085N.330

                            COPYTELE, INC.
                            --------------
                     (Development Stage Enterprise)
                     ------------------------------
              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
              ----------------------------------------------


                                                                     For the six
                                                                    months ended                       For the Period from
                                                                      April 30,                         November 5, 1982
                                                          --------------------------------             (inception) through
                                                               1995              1994                    April 30, 1995
                                                          --------------     ------------             -------------------

 SALES                                                    $      -           $      -                     $      -
                                                          --------------     --------------               --------------
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES,
    including research and development expenses
    of approximately $960,000, $1,540,000 and
    $15,492,000, respectively                                  1,479,329          2,038,156                   24,109,646
                                                          --------------     --------------               --------------

 INTEREST INCOME                                                 148,742             99,880                    2,457,988
                                                          --------------     --------------               --------------

 NET (LOSS)                                              ($    1,330,587)  ($     1,938,276)             ($   21,651,658)
                                                          ==============    ===============               ==============

 NET (LOSS) PER SHARE OF COMMON STOCK                         ($0.05)            ($0.08)                      ($0.98)
                                                          ==============    ===============               ==============

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                24,916,707         24,582,144                   22,015,251
                                                          ==============    ===============               ==============







      The accompanying notes to condensed financial statements are an integral part of these statements.

                              COPYTELE, INC.
                              --------------
                      (Development Stage Enterprise)
                      ------------------------------
               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               ----------------------------------------------


                                                                     For the three
                                                                    months ended
                                                                      April 30,
                                                          --------------------------------
                                                              1995               1994
                                                          -------------      -------------
 SALES                                                    $      -           $      -
                                                          --------------     -------------
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES,
    including research and development expenses
    of approximately $481,000, and $675,000,
    respectively                                                 738,778           848,933
                                                          --------------     -------------

 INTEREST INCOME                                                  79,477            48,551
                                                          --------------     -------------

 NET (LOSS)                                              ($      659,301)   ($     800,382)
                                                          ==============     =============

 NET (LOSS) PER SHARE OF COMMON STOCK                             ($0.03)           ($0.03)
                                                          ==============     =============

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                24,998,685        24,621,135
                                                          ==============     =============







     The accompanying notes to condensed financial statements are an integral part of these statements.

                            COPYTELE, INC.
                            --------------
                     (Development Stage Enterprise)
                     ------------------------------
             CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
             -------------------------------------------
          FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
          ------------------------------------------------
                  THROUGH APRIL 30, 1995 (UNAUDITED)
                  ----------------------------------

                                                                                                              Accumulated
                                                                                                               (Deficit)
                                                                    Common Stock              Additional        During
                                                            ----------------------------       Paid-in        Development
                                                               Shares         Par Value        Capital           Stage
                                                             ------------   ------------    -------------    -------------
 BALANCE, November 5, 1982 (inception)                                -        $    -        $         -        $        -
    Sale of common stock, at par, to incorporators on
       November 8, 1982                                       1,470,000         14,700                 -                 -
    Sale of common stock, at $10 per share, primarily to
       officers and employees from November 9, 1982 to
       November 30, 1982                                        390,000          3,900            35,100                 -
    Sale of common stock, at $2 per share, in private
       offering from January 24, 1983 to March 28, 1983         250,000          2,500           497,500                 -
    Sale of common stock, at $10 per share, in public
       offering on October 6, 1983, net of underwriting
       discounts of $1 per share                                690,000          6,900         6,203,100                 -
    Sale of 60,000 warrants to representative of
       underwriters, at $.001 each, in conjunction with
       public offering                                                -              -                60                 -
    Costs incurred in conjunction with private
       and public offerings                                           -              -          (362,030)                -
    Common stock issued, at $12 per share, upon exercise
       of 57,200 warrants from February 5, 1985 to
       October 16, 1985, net of registration costs               57,200            572           630,845                 -
    Proceeds from sales of common stock by individuals
       from January 29, 1985 to October 4, 1985 under
       agreements with the Company, net of costs incurred
       by the Company                                                 -              -           298,745                 -
    Restatement as of October 31, 1985 for three-for-one
       stock split                                            5,714,400         57,144           (57,144)                -
    Common stock issued, at $4 per share, upon exercise
       of 2,800 warrants in December 1985                         8,400             84            33,516                 -
    Sale of common stock, at market, to officers on
       January 9, 1987 and April 22, 1987 and to members
       of their immediate families on July 28, 1987              67,350            674           861,726                 -
    Restatement as of July 31, 1987 for five-for-four
       stock split                                            2,161,735         21,617           (21,617)                -
    Fractional share payments in conjunction with
       five-for-four stock split                                      -              -            (1,345)                -
    Sale of common stock, at market, to members of
       officers' immediate families from September 10,
       1987 to December 4, 1990 and to officers on
       October 29, 1987 and February 26, 1989                   628,040          6,280         6,124,031                 -
    Sale of common stock, at market, to senior level
       personnel on February 26, 1989                            29,850            299           499,689                 -



Continued


     NYFS11...:\95\38995\0001\2579\TBL6085E.440

                            COPYTELE, INC.
                            --------------
                     (Development Stage Enterprise)
                     ------------------------------
             CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
             -------------------------------------------
          FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
          ------------------------------------------------
                  THROUGH APRIL 30, 1995 (UNAUDITED)
                  ----------------------------------
                            Continued
                            ---------

                                                                                                                  Accumulated
                                                                                                                   (Deficit)
                                                                     Common Stock                Additional          During
                                                             ----------------------------          Paid-in        Development
                                                                Shares         Par Value           Capital           Stage
                                                              ------------   ------------       -------------    -------------
    Sale of common stock, at market, to unrelated party
       on February 26, 1989 amended on March 10, 1989              35,820             358            599,627                 -
    Restatement as of January 31, 1991 for two-for-one
       stock split                                             11,502,795         115,028           (115,028)                -
    Sale of common stock, at market, to members of
       officers' immediate families from April 26, 1991 to
       October 27, 1992                                           261,453           2,614          2,788,311                 -
    Common stock issued upon exercise of warrants by
       members of officers' immediate families in
       September 1993, July 1994 and February 1995                358,220           3,582          1,698,598                 -
    Common stock issued upon exercise of stock options
       from December 16, 1992 to April 27, 1995 under
       stock option plans, net of registration costs            1,543,140          15,432          8,609,046                 -
    Accumulated (deficit) during development stage                      -               -                  -       (21,651,658)
                                                              -----------     -----------       ------------      ------------
 BALANCE, April 30, 1995                                       25,168,403     $   251,684       $ 28,322,730     ($ 21,651,658)
                                                              ===========     ===========       ============      ============


     The accompanying notes to condensed financial statements are an integral part of this statement.

                               COPYTELE, INC.
                               --------------
                        (Development Stage Enterprise)
                        ------------------------------
               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               ----------------------------------------------



                                                                     For the six
                                                                    months ended                      For the Period from
                                                                      April 30,                        November 5, 1982
                                                          --------------------------------            (inception) through
                                                                1995             1994                    April 30, 1995
                                                          --------------     -------------            -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Payments to suppliers, employees and
       consultants                                         ($  1,340,607)    ($   2,016,817)              ($  23,284,602)
    Interest received                                            148,510     (      100,332)                   2,440,715
                                                            ------------      -------------                -------------
         Net cash (used in) operating activities           (   1,192,097)    (    1,916,485)              (   20,843,887)
                                                            ------------      -------------                -------------

 CASH FLOWS FOR INVESTING ACTIVITIES:
    Payments for purchases of property and
       equipment                                           (      15,196)    (       36,794)              (      854,909)
    Disbursements to acquire certificates of
       deposit and corporate notes and bonds                      -                  -                    (   12,075,191)
    Proceeds from maturities of investments                       -                  -                        12,075,191
                                                            ------------      -------------                -------------
         Net cash (used in) investing activities           (      15,196)    (       36,794)              (      854,909)
                                                            ------------      -------------                -------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of common stock and
       warrants, net of underwriting discounts of
       $690,000 related to initial public offering
       in October 1983                                            -                  -                        17,647,369
    Proceeds from exercise of stock options and
       warrants, net of registration disbursements             1,838,110            466,419                   10,991,675
    Proceeds from sales of common stock by
       individuals under agreements with the
       Company, net of disbursements made by the
       Company                                                    -                  -                           298,745
    Disbursements made in conjunction with
       sales of stock                                             -                  -                    (      362,030)
    Fractional share payments in conjunction
       with stock split                                           -                  -                    (        1,345)
                                                            ------------      -------------                -------------
         Net cash provided by financing activities             1,838,110            466,419                   28,574,414
                                                            ------------      -------------                -------------


 NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                             630,817     (    1,486,860)                   6,875,618

 CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                  6,244,801          8,317,010                       -
                                                            ------------      -------------               -------------
 CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                               $  6,875,618      $   6,830,150               $   6,875,618
                                                            ============      =============               =============



Continued

     NYFS11...:\95\38995\0001\2579\TBL6085K.470

                             COPYTELE, INC.
                             --------------
                     (Development Stage Enterprise)
                     ------------------------------
             CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             ----------------------------------------------
                              Continued
                              ---------


                                                                     For the six
                                                                    months ended                      For the Period from
                                                                      April 30,                        November 5, 1982
                                                          --------------------------------            (inception) through
                                                                1995             1994                    April 30, 1995
                                                          --------------     -------------            -------------------

 RECONCILIATION OF NET (LOSS) TO NET CASH
    (USED IN) OPERATING ACTIVITIES:
       Net (loss)                                          ($  1,330,587)     ($  1,938,276)              ($  21,651,658)
       Depreciation and amortization                              30,128             26,929                      662,671
       (Increase) Decrease in accrued interest
         receivable                                        (         232)               452               (       17,273)
       (Increase) Decrease in prepaid expenses                     9,956             19,985               (       36,038)
       Decrease (Increase) in other assets                 (       4,973)               780               (      103,691)
       Increase (Decrease) in accounts payable and
         accrued liabilities related to operating
         activities                                              103,611      (      26,355)                     302,102
                                                            ------------       ------------                -------------
         Net cash (used in) operating activities           ( $ 1,192,097)     ( $ 1,916,485)              ( $ 20,843,887)
                                                            ============       ============                =============





    The accompanying notes to condensed financial statements are an integral part of these statements

                             COPYTELE, INC.
                             --------------
                     (Development Stage Enterprise)
                     ------------------------------
             CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             ----------------------------------------------

                                                                                       For the three
                                                                                        months ended
                                                                                          April 30,
                                                                              ----------------------------------
                                                                                    1995                1994
                                                                              --------------      --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Payments to suppliers, employees and consultants                           ($    713,014)      ($  1,010,066)
    Interest received                                                                 84,388       (      48,124)
                                                                                ------------        ------------
         Net cash (used in) operating activities                               (     628,626)      (     961,942)
                                                                                ------------        ------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchases of property and equipment                           (       3,117)      (      22,955)
                                                                                ------------        ------------
         Net cash (used in) investing activities                               (       3,117)      (      22,955)
                                                                                ------------        ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants, net of
       registration disbursements                                                  1,838,110             447,500
                                                                                ------------        ------------
         Net cash provided by financing activities                                 1,838,110             447,500
                                                                                ------------        ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,206,367       (     537,397)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  5,669,251           7,367,547
                                                                                ------------        ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  6,875,618        $  6,830,150
                                                                                ============        ============

 RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
    OPERATING ACTIVITIES:
       Net (loss)                                                               ($   659,301)      ($    800,382)
       Depreciation and amortization                                                  15,407              13,950
       (Increase) Decrease in accrued interest receivable                              4,911       (         427)
       (Increase) Decrease in prepaid expenses                                  (      2,421)              5,121
       Decrease (Increase) in other assets                                               482               -
       Increase (Decrease) in accounts payable and accrued
         liabilities related to operating activities                                  12,296       (     180,204)
                                                                                 -----------        ------------
         Net cash (used in) operating activities                                ($   628,626)       ($   961,942)
                                                                                 ===========        ============



    The accompanying notes to condensed financial statements are an integral part of these statements.


     NYFS11...:\95\38995\0001\2579\TBL6085M.180

                               COPYTELE, INC.
                               --------------
                       (Development Stage Enterprise)
                       ------------------------------
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                  ---------------------------------------
                         APRIL 30, 1995 (UNAUDITED)
                         --------------------------

(1)  Summary of significant accounting policies and
     ----------------------------------------------
     other disclosures:
     ------------------

          Reference is made to the October 31, 1994 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, for more extensive disclosures than contained in these condensed financial statements.

          The information for the three and six month periods ended April 30, 1995 and 1994 and the period from November 5, 1982 (inception) through April 30, 1995 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for interim periods may not necessarily reflect the annual operations of the Company.

          On March 28, 1995, the Company entered into a Joint Venture Contract with Shanghai Electronic Components Corp. providing for the formation of a joint venture in China having a 20 year duration for the development, manufacture and marketing of multi-functional telecommunication products utilizing the Company's flat panel and associated technology. The Company owns a 55% interest in Shanghai CopyTele Electronics Co., Ltd., the joint venture company. The Company's initial capital contribution will consist of both cash and certain technology that has been licensed by the Company to the joint venture pursuant to a Technology Licensing Agreement entered into on the same date as the Joint Venture Contract. Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations section for further discussion involving this joint venture arrangement.

          The Company invests principally in short term highly liquid financial instruments with original maturities of less than three months, which have been classified as cash equivalents in the accompanying condensed balance sheets. The cost of these investments approximates market value.


          The Company has adopted all recently issued accounting standards which have a material impact on its condensed financial statements.

(2)  Stock option plans:
     -------------------

          Information regarding the Company's stock option plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), from November 1, 1994 to April 30, 1995, after adjustments for applicable stock splits, is as follows:

                                             Range of Option
                              Shares         Price Per Share
                              ------         ---------------
   Shares under option at
     October 31, 1994        1,687,860       $ 3.88 - $13.88

   Exercised                  (120,000)      $ 3.88 - $ 5.50

   Cancelled                  (122,800)      $ 5.50 - $ 6.50
                             ---------
   Shares under option at
     April 30, 1995          1,445,060       $ 3.88 - $13.88
                             =========       ===============


          The exercise price with respect to all of the options granted under the 1987 Plan from its inception was at least equal to the fair market value of the underlying common stock of the Company (the "Common Stock") on the date of grant. As of April 30, 1995, all of the options to purchase shares of Common Stock granted and outstanding under the 1987 Plan were exercisable. Upon the approval of the 1993 Stock Option Plan (the "1993 Plan") by the Company's shareholders in July 1993, which had been adopted by the Board of Directors on April 28, 1993, the 1987 Plan was terminated with respect to the grant of future options.

          During May 1995, the Company received proceeds aggregating approximately $220,000 relating to the exercise of options to purchase 40,000 shares of Common Stock pursuant to the 1987 Plan.

          Information regarding the 1993 Plan from November 1, 1994 to April 30, 1995 is as follows:

                                       Range of Option
                            Shares     Price Per Share
                            ------     ---------------
   Shares under option
    at October 31, 1994   2,231,000    $ 4.88 - $17.00

   Granted                  825,000    $ 4.88 - $ 6.74

   Exercised               (157,000)   $ 4.88 - $ 5.63

   Cancelled                (60,000)   $ 5.63 - $11.50
                          ---------
   Shares under option
    at April 30, 1995     2,839,000    $ 4.88 - $17.00
                          =========    ===============

          The exercise price with respect to all of the options granted under the 1993 Plan from its inception was at least equal to the fair market value of the underlying Common Stock on the grant date. As of April 30, 1995, 2,039,000 of the options to purchase shares of common stock granted and outstanding under the 1993 Plan were exercisable. At that date, 4,000 options were available for future grants under the 1993 Plan.

          On May 3, 1995, the Stock Option Committee granted options to purchase an aggregate of 1,585,000 shares of Common Stock under the 1993 Plan. The grants are subject to shareholder approval of an amendment to the 1993 Plan to increase the number of shares of Common Stock available for issuance pursuant to grants under the 1993 Plan from 3,000,000 to 7,000,000. If the amendments are not approved, the grants will become null and void. The exercise price, which was $6.625 per share, was at least equal to the fair market value of the underlying Common Stock on the date of grant. As of June 2, 1995, 2,039,000 of the options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable. At that date, 4,000 options were available for future grants under the 1993 Plan. If the Company's shareholders approve the aforementioned amendment, 2,419,000 shares of Common Stock will be available for issuance pursuant to grants under the 1993 Plan based upon the number of shares granted to date.

          During May 1995, the Company received proceeds aggregating approximately $129,375 relating to the exercise of options to purchase 23,000 shares of common stock pursuant to the 1993 Plan.

(3)  Warrants to purchase common stock:
     ----------------------------------

          Information from November 1, 1994 to April 30, 1995 regarding warrants previously issued by the Company, primarily to members of the immediate families of its Chairman of the Board and its President in conjunction with the sale of its common stock, after adjustments for anti-dilutive provisions, is as follows:


                                             Current Weighted
                                             Average Exercise
                              Shares          Price Per Share
                              ------         -----------------
     Shares covered by
       warrants at
       October 31, 1994       669,333             $7.15

     Warrants exercised       (54,000)            $6.12

     Warrants expired         (87,150)            $6.16
                              -------
     Shares covered by
       warrants at
       April 30, 1995         528,183             $7.34
                              =======             =====



          The exercise price of all of the warrants was at least equal to the fair market value of the underlying Common Stock on the date of issuance of such warrants. As of April 30, 1995, all of the warrants to purchase shares of Common Stock issued and outstanding were exercisable.

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

          The Company, which is a development stage enterprise, was incorporated on November 5, 1982 and has had no revenues to support its operations since its inception. The Company's principal activities presently relate to a Joint Venture with Shanghai Electronic Components Corp. ("S.E.C.C.") of Shanghai, China. It is presently contemplated that the Joint Venture, in conjunction with the Company and S.E.C.C., will develop, manufacture and market products worldwide in the telecommunications field. There is no assurance, and the Company is not able to predict, if and when marketable telecommunications products incorporating the Company's flat panel technology will be developed or produced. Even if the Company were to produce marketable products, directly or through the Joint Venture, there is no assurance that the Company will generate revenues in the future, will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render the products of the Company or the Joint Venture obsolete.

          In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's Condensed Financial Statements and the notes thereto.

Results of Operations
- ---------------------

          Selling, general and administrative expenses for the six and three month periods ended April 30, 1995 and 1994 and for the period from November 5, 1982 (inception) through April 30, 1995 were approximately $1,479,000, $2,038,000, $739,000, $849,000 and
          $24,110,000, respectively. These amounts include research, development and tooling costs of approximately $960,000, $1,540,000, $481,000, $675,000 and $15,492,000, respectively, as well as normal operating expenses. The decrease in selling, general and administrative expenses during the six and three months ended April 30, 1995 as compared to the same periods ended in 1994 resulted primarily from decreases in engineering supplies expenditures necessitated by the present phase of the Company's development program and related activities. Professional fees, especially patent application preparation and filing fees, decreased during the fiscal 1995 periods, offset by an increae in legal fees, associated with the Joint Venture, during the three months ended April 30, 1995.

          Since November 1985, the Company's Chairman of the Board and its President have waived salary and related pension benefits for an undetermined period of time. Four other individuals, including a former officer and senior level personnel, waived salary and related pension benefits from January 1987 through December 1990. Commencing in January 1991, these four individuals waived such rights for an undetermined period of time and they did not receive salary or related pension benefits through December 1992. The Company's Chairman of the Board, its President and the three senior level personnel (exclusive of the former officer) continued to waive such rights commencing in January 1993 for an undetermined period of time. One additional employee is also currently waiving such salary and benefit rights for an undetermined period of time.

          The increase in interest income during both the six and three months ended April 30, 1995 as compared to the same periods ended in 1994 primarily resulted from an increase in interest rates available for investment. Funds available for investment during the six and three month periods ended April 30, 1995 and 1994, on a monthly weighted average basis, were approximately $6,100,000, $7,400,000, $6,300,000 and $7,100,000, respectively. The investment instruments selected by the Company are principally money market accounts, treasury bills and commercial paper.

          The Company has adopted all recently issued accounting standards which have a material impact on its condensed financial statements.

Liquidity and Capital Resources
- -------------------------------

          Since its inception, the Company has met its liquidity and capital expenditure needs primarily from the proceeds of the sales of Common Stock in the initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon exercise of stock options pursuant to the 1987 Plan and the 1993 Plan.

          During May 1995, the Company received additional proceeds aggregating approximately $220,000 relating to the exercise of options to purchase 40,000 shares of Common Stock under the 1987 Plan. Also, during May 1995 the Company received additional proceeds aggregating approximately $129,375 relating to the exercise of options to purchase 23,000 shares of Common Stock under the 1993 Plan.

          The Company believes that even without sales it will have sufficient funds into the first quarter of fiscal 1997 to maintain its present level of development efforts, and to make its initial capital contributions, in installments, to the Joint Venture of approximately $1.2 million. The Company anticipates that it may require additional funds in order to participate in the Joint Venture following its initial capital contributions and to continue its research and development activities. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue.

          The National Association of Securities Dealers, Inc. ("NASD") requires that the Company maintain a minimum of $4 million of net tangible assets to maintain its NASDAQ - NMS listing. The Company anticipates that it will seek additional sources of funding, when necessary, in order to satisfy the NASD requirements.

          There can be no assurance that adequate funds will be available to satisfy the Company's Joint Venture and NASD funding requirements or that, if available, such funds will be available on terms and conditions favorable to the Company.

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibit 27 - Financial Data Schedule.

     (b)  Reports on Form 8-K.

     The Company filed a Report on Form 8-K, dated March 28, 1995, which included the following: a Joint Venture Contract, dated March 28, 1995, by and between Shanghai Electronic Components Corp. and CopyTele, Inc.; a Technology License Agreement, dated March 28, 1995, by and between Shanghai CopyTele Electronics Co., Ltd. and CopyTele, Inc.; and a copy of a Press Release issued by the Company on the same date.

                        SIGNATURES
                        ----------

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         CopyTele, Inc.


                         /s/ Denis A. Krusos
                         ------------------------------
                         Denis A. Krusos
                         Chairman of the Board,
                         Chief Executive Officer
                         and Director (Principal
June 8, 1995             Executive Officer)


                         /s/ Frank J. DiSanto
                         ------------------------------
                         Frank J. DiSanto
June 8, 1995             President and Director


                         /s/ Gerald J. Bentivenga
                         ------------------------------
                         Gerald J. Bentivegna
                         Vice President - Finance and
                         Chief Financial Officer
                         (Principal Financial and
June 8, 1995             Accounting Officer)

                               Exhibit Index
                               --------------

Exhibit No.              Description
- -----------              -----------

    27              Financial Data Schedule