Form 10-Q
period 1995-07-31
COPYTELE INC
filed 1995-09-12
CIK 715446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended    July 31, 1995
                                   ---------------------

     Commission file number   0-11254
                           -------------

                              COPYTELE, INC.
     ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 11-2622630
     -------------------------------             ----------------------
     (State or other jurisdiction of               (I.R.S. employer
      incorporation or organization)              identification no.)


            900 Walt Whitman Road
            Huntington Station, NY                         11746
     ------------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)


                                (516) 549-5900
     -----------------------------------------------------------------
             (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing reqirements for the past 90 days.
                              Yes   X        No
                                  -----         -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of shares of common stock, par value
     $.01 per share, outstanding as of September 5, 1995:  25,782,003 shares
                                                           -----------------

                             TABLE OF CONTENTS
                             -----------------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

          Condensed Balance Sheets (Unaudited) as of July 31, 1995 and October 31, 1994

          Condensed Statements of Operations (Unaudited) for the nine-months ended July 31, 1995 and July 31, 1994, and for the period from November 5, 1982 (Inception) through July 31, 1995

          Condensed Statements of Operations (Unaudited) for the three-months ended July 31, 1995 and July 31, 1994

          Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through July 31, 1995

          Condensed Statements of Cash Flows (Unaudited) for the nine-months ended July 31, 1995 and July 31, 1994, and for the period from November 5, 1982 (Inception) through July 31, 1995

          Condensed Statements of Cash Flows (Unaudited) for the three-months ended July 31, 1995 and July 31, 1994

          Notes to Condensed Financial Statements (Unaudited)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          SIGNATURES.



























NYFS11...:\95\38995\0001\2579\FRM9125K.270

                         Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.



                                                        COPYTELE, INC.
                                                (Development Stage Enterprise)
                                             CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                        July 31,    October 31,
                                                                                          1995         1994
                                                                                        -------     ----------
                                               ASSETS
                                               ------
CURRENT ASSETS:
  Cash (including cash equivalents and interest bearing
   accounts of $8,646,407 and $6,163,435, respectively)                              $ 8,720,050   $ 6,244,801
  Accrued interest receivable                                                             11,905        17,041
  Prepaid expenses and other current assets                                               19,145        45,994
                                                                                     -----------   -----------
                                                                                       8,751,100     6,307,836

PROPERTY AND EQUIPMENT (net of accumulated depreciation
   and amortization of $673,468 and $628,668, respectively)                              201,829       207,778
OTHER ASSETS (including investment of $358,240 at July 31, 1995
  in joint venture company under the equity method)                                      461,450        98,718
DEFERRED TAX BENEFITS (net of valuation allowance of
  $15,342,379 and $13,458,155, respectively)                                               -             -
                                                                                     -----------   -----------
                                                                                     $ 9,414,379   $ 6,614,332
                                                                                     ===========   ===========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                   $   226,516   $   163,402
  Accrued liabilities                                                                      2,335        35,697
                                                                                     -----------   -----------
                                                                                         228,851       199,099
                                                                                     -----------   -----------
SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share; authorized
   500,000 shares; no shares outstanding                                                   -             -
  Common stock, par value $.01 per share; authorized
   120,000,000 shares; outstanding 25,728,003 and
   24,837,403 shares, respectively                                                       257,280       248,374
  Additional paid-in capital                                                          31,324,260    26,487,930
  Accumulated (deficit) during development stage                                     (22,396,012)  (20,321,071)
                                                                                     -----------   -----------
                                                                                       9,185,528     6,415,233
                                                                                     -----------   -----------
                                                                                     $ 9,414,379   $ 6,614,332
                                                                                     ===========   ===========

The accompanying notes to condensed financial statements are an integral part of these balance sheets.


                                                        COPYTELE, INC.
                                                (Development Stage Enterprise)
                                        CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                              For the nine months        For the Period from
                                                                                 ended July 31,           November 5, 1982
                                                                              -------------------        (inception) through
                                                                               1995         1994            July 31, 1995
                                                                               ----         ----         --------------------
SALES                                                                       $    -       $    -              $     -
                                                                            -----------  -----------         ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES,
  including research and development expenses
  of approximately $1,513,000 $2,145,000 and
  $16,045,000, respectively                                                  2,314,749    2,929,113           24,945,066
                                                                            ----------   ----------          -----------

INTEREST INCOME                                                                239,808      158,571            2,549,054
                                                                            ----------   ----------          -----------

NET (LOSS)                                                                 ($2,074,941) ($2,770,542)        ($22,396,012)
                                                                            ==========   ==========          ===========

NET (LOSS) PER SHARE OF COMMON STOCK                                          ($0.08)      ($0.11)             ($1.01)
                                                                            ==========   ==========          ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                               25,072,604   24,638,582           22,081,838
                                                                            ==========   ==========          ===========

       The accompanying notes to condensed financial statements are an integral part of these statements.



                                                        COPYTELE, INC.

                                                (Development Stage Enterprise)

                                        CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                              For the three months
                                                                                 ended July 31,
                                                                              --------------------
                                                                             1995            1994
                                                                             ----            ----
SALES                                                                    $     -          $     -
                                                                         ----------       ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES,
 including research and development expenses
 of approximately $553,000 and $605,000, respectively                       835,420          890,957
                                                                         ----------       ----------
INTEREST INCOME                                                              91,066           58,691
                                                                         ----------       ----------
NET (LOSS)                                                              ($  744,354)     ($  832,266)
                                                                         ==========       ==========
NET (LOSS) PER SHARE OF COMMON STOCK                                       ($0.03)          ($0.03)
                                                                         ==========       ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                            25,379,315       24,749,620
                                                                         ==========       ==========

The accompanying notes to condensed financial statements are an integral part of these statements.



                                                        COPYTELE, INC.
                                                (Development Stage Enterprise)
                                         CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JULY 31, 1995 (UNAUDITED)


                                                                                                             Accumulated
                                                                                                              (Deficit)
                                                                              Common Stock       Additional    During
                                                                           -------------------    Paid-in    Development
                                                                           Shares    Par Value    Capital       Stage
                                                                           ------    ---------   ----------   -----------
BALANCE, November 5, 1982 (inception)                                         -     $    -      $    -      $     -
  Sale of common stock, at par, to incorporators on
    November 8, 1982                                                      1,470,000     14,700       -            -
  Sale of common stock, at $.10 per share, primarily to
    officers and employees from November 9, 1982 to
    November 30, 1982                                                       390,000      3,900      35,100        -
  Sale of common stock, at $2 per share, in private
    offering from January 24, 1983 to March 28, 1983                        250,000      2,500     497,500        -
  Sale of common stock, at $10 per share, in public
    offering on October 6, 1983, net of underwriting
    discounts of $1 per share                                               690,000      6,900   6,203,100        -
  Sale of 60,000 warrants to representative of under-
    writers, at $.001 each, in conjunction with public
    offering                                                                  -          -              60        -
  Costs incurred in conjunction with private
    and public offerings                                                      -          -      (  362,030)       -
  Common stock issued, at $12 per share, upon
    exercise of 57,200 warrants from February 5, 1985
    to October 16, 1985, net of registration costs                           57,200        572     630,845        -
  Proceeds from sales of common stock by individuals
    from January 29, 1985 to October 4, 1985 under
    agreements with the Company, net of costs incurred
    by the Company                                                            -          -         298,745        -
  Restatement as of October 31, 1985 for three-for-one
    stock split                                                           5,714,400     57,144  (   57,144)       -
  Common stock issued, at $4 per share, upon exercise
    of 2,800 warrants in December 1985                                        8,400         84      33,516        -
  Sale of common stock, at market, to officers on
    January 9, 1987 and April 22, 1987 and to members
    of their immediate families on July 28, 1987                             67,350        674     861,726        -
  Restatement as of July 31, 1987 for five-for-four stock
    split                                                                 2,161,735     21,617  (   21,617)       -
  Fractional share payments in conjunction with
    five-for-four stock split                                                 -          -      (    1,345)       -
  Sale of common stock, at market, to members of
    officers' immediate families from September 10,
    1987 to December 4, 1990 and to officers on
    October 29, 1987 and February 26, 1989                                  628,040      6,280   6,124,031        -
  Sale of common stock, at market, to senior level
    personnel on February 26, 1989                                           29,850        299     499,689        -



Continued





                                                        COPYTELE, INC.
                                                (Development Stage Enterprise)
                                          CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JULY 31, 1995 (UNAUDITED)

Continued


                                                                                                             Accumulated
                                                                                                              (Deficit)
                                                                              Common Stock       Additional    During
                                                                           -------------------    Paid-in    Development
                                                                           Shares    Par Value    Capital       Stage
                                                                           ------    ---------   ----------   -----------
  Sale of common stock, at market, to unrelated party on
    February 26, 1989 amended on March 10, 1989                              35,820        358      599,627         -
  Restatement as of January 31, 1991 for two-for-one
    stock split                                                          11,502,795    115,028     (115,028)        -
  Sale of common stock, at market, to members of
    officers' immediate families from April 26, 1991
    to October 27, 1992                                                     261,453      2,614    2,788,311         -
  Common stock issued upon exercise of warrants by
    members of officers' immediate families in
    September 1993, July 1994 and February
    and July 1995                                                           404,420      4,044    1,964,387         -
  Common stock issued upon exercise of stock options
    from December 16, 1992 to July 26, 1995
    under stock option plans, net of registration costs                   2,056,540     20,566   11,344,787         -
  Accumulated (deficit) during development stage                              -          -            -       ( 22,396,012)
                                                                         ----------   --------  -----------    -----------
BALANCE,  July 31, 1995                                                  25,728,003   $257,280  $31,324,260   ($22,396,012)
                                                                         ==========   ========  ===========    ===========

The accompanying notes to condensed financial statements are an integral part of this statement.


                                                        COPYTELE, INC.
                                                (Development Stage Enterprise)
                                        CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      For the nine               For the
                                                                                      months ended             Period from
                                                                                        July 31,            November 5, 1982
                                                                                  --------------------     (inception) through
                                                                                  1995            1994        July 31, 1995
                                                                                  ----            ----     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payments to suppliers, employees and
         consultants                                                          ($2,213,524)    ($2,996,603)    ($24,157,520)
  Interest received                                                               244,944         155,285        2,537,150
                                                                               ----------      ----------      -----------
                  Net cash (used in) operating activities                     ( 1,968,580)    ( 2,841,318)    ( 21,620,370)
                                                                               ----------      ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of property and equip-
         ment                                                                 (    33,907)    (    41,897)    (    873,620)
  Disbursements to acquire certificates of
         deposit and corporate notes and bonds                                      -               -         ( 12,075,191)
  Proceeds from maturities of investments                                           -               -           12,075,191
  Investment made in joint venture subsidiary                                 (   367,500)          -         (    367,500)
                                                                               ----------      ----------      -----------
                  Net cash (used in) investing activities                     (   401,407)    (    41,897)    (  1,241,120)
                                                                               ----------      ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock and
         warrants, net of underwriting discounts
         of $690,000 related to initial public
         offering in October 1983                                                   -               -          17,647,369
  Proceeds from exercise of stock options and
         warrants, net of registration disbursements                            4,845,236       1,597,825      13,998,801
  Proceeds from sales of common stock by
         individuals under agreements with the
         Company, net of disbursements made by
         the Company                                                                -               -             298,745
  Disbursements made in conjunction with
         sales of stock                                                             -               -         (   362,030)
  Fractional share payments in conjunction
         with stock split                                                           -               -         (     1,345)
                                                                               ----------      ----------      ----------
                  Net cash provided by financing activities                     4,845,236       1,597,825      31,581,540
                                                                               ----------      ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                              2,475,249     ( 1,285,390)      8,720,050
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                     6,244,801       8,317,010           -
                                                                               ----------      ----------      ----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                                    $8,720,050      $7,031,620      $8,720,050
                                                                               ==========      ==========      ==========



Continued




                                                        COPYTELE, INC.
                                                (Development Stage Enterprise)
                                        CONDENSED  STATEMENTS OF CASH FLOWS (UNAUDITED)

Continued


                                                                                      For the nine              For the
                                                                                      months ended            Period from
                                                                                        July 31,            November 5, 1982
                                                                                  --------------------    (inception) through
                                                                                  1995            1994       July 31, 1995
                                                                                  ----            ----     -------------------
RECONCILIATION OF NET (LOSS) TO NET CASH
  (USED IN) OPERATING ACTIVITIES:
         Net (loss)                                                           ($2,074,941)    ($2,770,542)    ($22,396,012)
         Depreciation and amortization                                             45,567          41,377          678,110
         (Increase) Decrease in accrued interest
                  receivable                                                        5,136     (     3,286)    (     11,905)
         (Increase) Decrease in prepaid expenses
                  and other current assets                                         26,849          23,508     (     19,145)
         Decrease (Increase) in other assets                                        4,768             780     (     93,950)
         Increase (Decrease) in accounts payable and
                  accrued liabilities related to operating
                  activities                                                       24,041     (   133,155)         222,532
                                                                               ----------      ----------      -----------
                  Net cash (used in) operating activities                     ($1,968,580)    ($2,841,318)    ($21,620,370)
                                                                               ==========      ==========      ===========

The accompanying notes to condensed financial statements are an integral part of these statements.



                                                        COPYTELE, INC.

                                                (Development Stage Enterprise)

                                        CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                For the three
                                                                                months ended
                                                                                   July 31,
                                                                            --------------------
                                                                            1995            1994
                                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Payments to suppliers, employees and consultants                       ($  872,917)    ($  979,786)
 Interest received                                                           96,434          54,953
                                                                         ----------      ----------
          Net cash (used in) operating activities                       (   776,483)    (   924,833)
                                                                         ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for purchases of property and equipment                       (    18,711)    (     5,103)
 Investment made in joint venture subsidiary                            (   367,500)          -
                                                                         ----------      ----------
          Net cash (used in) investing activities                       (   386,211)    (     5,103)
                                                                         ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options and warrants,
 net of registration disbursements                                        3,007,126       1,131,406
                                                                         ----------      ----------
          Net cash provided by financing activities                       3,007,126       1,131,406
                                                                         ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,844,432         201,470

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          6,875,618       6,830,150
                                                                         ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $8,720,050      $7,031,620
                                                                         ==========      ==========

RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
 OPERATING ACTIVITIES:
         Net (loss)                                                     ($  744,354)    ($  832,266)
         Depreciation and amortization                                       15,439          14,448
         (Increase)  Decrease in accrued interest receivable                  5,368     (     3,738)
         Decrease in prepaid expenses and other current assets               16,893           3,523
         Decrease in other assets                                             9,741           -
         (Decrease) in accounts payable and accrued
          liabilities related to operating activities                   (    79,570)    (   106,800)
                                                                         ----------      ----------

          Net cash (used in) operating activities                       ($  776,483)    ($  924,833)
                                                                         ==========      ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                               COPYTELE, INC.
                               ---------------
                       (Development Stage Enterprise)
                       -------------------------------
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                  ----------------------------------------
                         JULY 31, 1995 (UNAUDITED)
                         --------------------------




(1)  Summary of significant accounting policies and
     other disclosures:
     -----------------

     On March 28, 1995, the Company entered into a Joint Venture Contract with Shanghai Electronic Components Corp. providing for the formation of a joint venture (the "Joint Venture") in China having a 20 year duration for the development, manufacture and marketing of multi-functional telecommunication products utilizing the Company's flat panel and associated technology. The Company owns a 55% interest in Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture Company"). The remaining 45% is owned by Shanghai Electronic Components Corp. (35%) and Shanghai International Trade and Investment Developing Corp (10%). The Company's initial capital contribution consists of both cash and certain technology that has been licensed by the Company to the Joint Venture pursuant to a Technology Licensing Agreement entered into on the same date as the Joint Venture Contract. Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations section for further discussion involving this joint venture arrangement.

     CopyTele, Inc. has reflected its investment in the Joint Venture Company under the equity method of accounting in the accompanying condensed financial statements. Under the Joint Venture Contract, CopyTele, Inc. controls four of the seven votes of the Joint Venture Company's board of directors. Under certain circumstances, decisions involving the Joint Venture Company require either a unanimous or two-thirds vote of the Joint Venture Company's board of directors.

     The condensed financial statements (unaudited) of Shanghai CopyTele Electronics Co., Ltd. as of July 31, 1995 and for the period from May 18, 1995 (inception) through July 31, 1995 are as follows:


     Condensed Balance Sheet (Unaudited) As of July 31, 1995
     -------------------------------------------------------
     Assets
     ------
     Cash                     $    825,529
     Other Assets                   10,469
                              ------------
                              $    835,998
                              ============

    Liabilities and Shareholders' Equity
    ------------------------------------
    Current Liabilities      $     12,834
    Shareholders' Equity          823,164
                             ------------
                             $    835,998
                             ============

     Condensed Statement of Operations (Unaudited) from the period
     -------------------------------------------------------------
     May 18, 1995 (inception) through July 31, 1995
     ----------------------------------------------
     Sales                    $    -
     Selling, General and
      Administrative Expenses      16,836
                              -----------
     Net Loss                ($    16,836)
                              ===========



     Reference is made to the October 31, 1994 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, for more extensive disclosures than contained in these condensed financial statements.

     The information for the three and nine month periods ended July 31, 1995 and 1994 and for the period from November 5, 1982 (inception) through July 31, 1995 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for interim periods may not necessarily reflect the annual operations of the Company.

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

(2)  Stock option plans:
     ------------------

     Information regarding the Company's stock option plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), from October 31, 1994 to July 31, 1995, after adjustments for applicable stock splits, is as follows:

                                               Range of Option
                                Shares         Price Per Share
                                ------         ---------------
     Shares under option at
       October 31, 1994        1,687,860       $ 3.88 - $13.88
     Exercised                (  446,000)      $ 3.88 - $ 5.50
     Cancelled                (  172,800)      $ 5.50 - $11.25
                               ---------
     Shares under option at
       July 31, 1995           1,069,060       $ 3.88 - $13.88
                               =========       ===============


     The exercise price with respect to all of the options granted under the 1987 Plan from its inception was at least equal to the fair market value of the underlying common stock of the Company (the "Common Stock") on the date of grant. As of July 31, 1995, all of the options to purchase shares of Common Stock granted and outstanding under the 1987 Plan were exercisable. Upon the approval of the 1993 Stock Option Plan (the "1993 Plan") by the Company's shareholders in July 1993, which had been adopted by the Company's Board of Directors on April 28, 1993, the 1987 Plan was terminated with respect to the grant of future options. The 1993 Plan was amended as of May 3, 1995 to, among other things, increase the number of shares of the Company's Common Stock available for issuance pursuant to grants thereunder from 3 million to 7 million.

     During August 1995 and September 1995 to date, the Company received proceeds aggregating approximately $267,000 relating to the exercise of options to purchase 50,000 shares of Common Stock pursuant to the 1987 Plan.

     Information regarding the 1993 Plan from October 31, 1994 to July 31, 1995 is as follows:

                                         Range of Option
                              Shares     Price Per Share
                              ------     ---------------
     Shares under option
      at October 31, 1994   2,231,000    $ 4.88 - $17.00
     Granted                2,450,000    $ 4.88 - $ 8.94
     Exercised             (  344,400)   $ 4.88 - $ 5.63
     Cancelled             (   60,000)   $ 5.63 - $11.50
                            ---------
     Shares under option
      at July 31, 1995      4,276,600    $ 4.88 - $17.00
                            =========    ===============

     The exercise price with respect to all of the options granted under the 1993 Plan from its inception was at least equal to the fair market value of the underlying Common Stock on the grant date. As of July 31, 1995, 1,901,600 of the options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable. At that date, 2,379,000 options were available for future grants under the 1993 Plan.

     On August 8, 1995, options to purchase an aggregate of 50,000 shares of Common Stock were granted under the 1993 Plan at a price of $9.00 per share, which was the fair market value of the underlying Common Stock on that date.

     As of September 5, 1995, 1,896,600 of the options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable. At that date, 2,329,000 options were available for future grants under the 1993 Plan.

     During August 1995 and September 1995 to date, the Company received proceeds aggregating approximately $31,000 relating to the exercise of options to purchase 5,000 shares of Common Stock pursuant to the 1993 Plan.

(3)  Warrants to purchase common stock:
     ---------------------------------

     Information from October 31, 1994 to July 31, 1995 regarding warrants previously issued by the Company, primarily to members of the immediate families of its Chairman of the Board and its President in conjunction with the sale of its common stock, after adjustments for anti-dilutive provisions, is as follows:

                                             Current Weighted
                                             Average Exercise
                              Shares          Price Per Share
                              ------         -----------------
     Shares covered by
       warrants at
       October 31, 1994       669,333             $7.15
     Warrants exercised      (100,200)            $5.96
     Warrants expired        ( 87,150)            $6.35
                              -------
     Shares covered by
       warrants at
       July 31, 1995          481,983             $7.39
                              =======             =====

     The exercise price of all of the warrants was at least equal to the fair market value of the underlying Common Stock on the date of issuance of such warrants. As of July 31, 1995, all of the warrants to purchase shares of Common Stock issued and outstanding were exercisable.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------

     The Company, which is a development stage enterprise, was incorporated on November 5, 1982 and has had no revenues to support its operations since its inception. The Company's principal activities presently relate to a joint venture (the "Joint Venture") with Shanghai Electronic Components Corp. ("S.E.C.C.") of Shanghai, China. It is presently contemplated that the Joint Venture, in conjunction with the Company and S.E.C.C., will develop, manufacture and market products worldwide in the telecommunications field. There is no assurance, and the Company is not able to predict, if and when marketable telecommunications products incorporating the Company's flat panel technology will be developed or produced. Even if the Company were to produce marketable products, directly or through the Joint Venture, there is no assurance that the Company will generate revenues in the future, will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render the products of the Company or the Joint Venture obsolete.

     In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's Condensed Financial Statements and the notes thereto.

     Results of Operations
     ---------------------

     Selling, general and administrative expenses for the nine and three month periods ended July 31, 1995 and 1994 and for the period from November 5, 1982 (inception) through July 31, 1995 were $2,314,749, $2,929,113, $835,420, $890,957 and $24,945,066, respectively. These amounts include research, development and tooling costs of approximately $1,513,000, $2,145,000, $553,000, $605,000 and
     $16,045,000, respectively, as well as normal operating expenses. The decrease in selling, general and administrative expenses during the nine and three months ended July 31, 1995 as compared to the same periods ended in 1994 resulted primarily from decreases in engineering supplies expenditures necessitated by the present phase of the Company's development program and related activities. Professional fees decreased during the fiscal 1995 periods, especially patent application preparation and filing fees, offset somewhat by an increase in legal fees, primarily associated with the Joint Venture. Travel related expenses, also associated with the Joint Venture, increased for the nine month period ended July 31, 1995 as compared to the same period in the prior year. The three and nine month periods ended July 31, 1995 also include the Company's portion of the Joint Venture Company's loss.

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

     The increase in interest income during both the nine and three months ended July 31, 1995 as compared to the same periods ended in 1994 primarily resulted from an increase in interest rates available for investment. Funds available for investment during the nine and three month periods ended July 31, 1995 and 1994, on a monthly weighted average basis, were approximately $6,658,000, $7,257,000, $7,766,000 and $6,975,000 respectively. The investment instruments selected by the Company are principally money market accounts, treasury bills and commercial paper.

     The Company has adopted all recently issued accounting standards which have a material impact on its condensed financial statements.

     Liquidity and Capital Resources
     -------------------------------

     Since its inception, the Company has met its liquidity and capital expenditure needs primarily from the proceeds of the sales of Common Stock in its initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon exercise of stock options pursuant to the 1987 Plan and the 1993 Plan.

     During August 1995 and September 1995 to date, the Company received additional proceeds aggregating approximately $267,000 relating to the exercise of options to purchase 50,000 shares of Common Stock under the 1987 Plan. During the same periods, the Company received additional proceeds aggregating approximately $31,000 relating to the exercise of options to purchase 5,000 shares of Common Stock under the 1993 Plan.

     The Company believes that even without sales it will have sufficient funds into the fourth quarter of fiscal 1997 to maintain its present level of development efforts, and to make the balance of its initial capital contributions to the Joint Venture Company of approximately $850,000 of its total initial capital contribution of approximately $1.2 million. The Company anticipates that it may require additional funds in order to participate in the Joint Venture Company following its initial capital contributions and to continue its research and development activities. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue.

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

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     At the Company's Annual Meeting of Shareholders held on July 19, 1995, five directors were elected, amendments to the CopyTele, Inc. 1993 Stock Option Plan were approved and the selection of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending October 31, 1995 was ratified. The following is a tabulation of the voting with respect to the foregoing matters:

     (a)  Election of directors -

               Nominee                For         Withheld
               -------                ---         --------
          Denis A. Krusos          22,594,386     389,485
          Frank J. DiSanto         22,594,536     389,335
          John R. Shonnard         22,594,476     389,395
          John E. Gillies          22,592,906     390,965
          Gerald J. Bentivegna     22,595,386     388,485

     (b)  Approval of amendments to the CopyTele, Inc. 1993 Stock Option
          Plan -

               For       Against   Abstain   Broker Nonvotes
               ---       -------   -------   ---------------
          12,893,652    1,481,108  108,432      8,500,679

     (c)  Ratification of selection of Arthur Andersen LLP -

              For        Against        Abstain
              ---        -------        -------
          22,910,739     35,462         37,670

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits
          --------

          27 - Financial Data Schedule

     (b)  Reports on Form 8-K.
          --------------------

          No reports on Form 8-K were filed for the Company during the quarter ended July 31, 1995.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CopyTele, Inc.

                              DENIS A. KRUSOS
                              -------------------------------
                              Denis A. Krusos
                              Chairman of the Board,
                              Chief Executive Officer
                              and Director (Principal
September 12, 1995            Executive Officer)



                              FRANK J. DISANTO
                              --------------------------------
                              Frank J. DiSanto
September 12, 1995            President and Director



                              GERALD J. BENTIVEGNA
                              -------------------------------
                              Gerald J. Bentivegna
                              Vice President - Finance and
                              Chief Financial Officer
                              (Principal Financial and
September 12, 1995            Accounting Officer)

                               EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

  27      -    Financial Data Schedule