Form 10-K405
period 1995-10-31
COPYTELE INC
filed 1996-01-29
CIK 715446

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-K

                               -------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended October 31, 1995
                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                      Commission file number:  0-11254

                               COPYTELE, INC.
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               Delaware                             11-2622630
-------------------------------------  -----------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification
    Incorporation or Organization)                     No.)

                           900 Walt Whitman Road
                       Huntington Station, NY  11746
                               (516) 549-5900
---------------------------------------------------------------------------
(Address, Including Zip Code, and Telephone Number, Including Area Code, of
                 Registrant's Principal Executive Offices)

        Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
         Title of Each Class                    on Which Registered
-------------------------------------  -----------------------------------
                 NONE

        Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.01 par value
---------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of January 19, 1996, computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on such date ($10.25):
$219,415,938.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  [_]   No  [_]

On January 19, 1996, the registrant had outstanding 26,290,153 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:
                                    NONE

     Item 1. Business

     CopyTele, Inc. (the "Company" or "CopyTele"), a development stage enterprise, is engaged in the design and development of telecommunications products incorporating its ultra-high resolution charged particle (electrophoretic) flat panel display screen ("flat panel") for the receipt, transmission and printing of text, facsimile, graphics and pictures, as well as voice transmission.

     The Company's principal activities are the development of products, further enhancement of its flat panel technology, and its interest in Shanghai CopyTele Electronics Co., Ltd. ("Shanghai CopyTele" or "Joint Venture"), the Company's 55% owned joint venture in Shanghai, China, with Shanghai Electronic Components Corp. ("SECC") and Shanghai International Trade and Investment Developing Corp. ("SIT"). The strategy of Shanghai CopyTele is to develop, manufacture and market multi-functional telecommunications products in China, utilizing the Company's flat panel and associated proprietary hardware and software technology. The Company plans to purchase the Joint Venture's products for marketing outside of China.

     The Company has not had any revenues to support its operations and has expended an aggregate of approximately $16.9 million for research and development since its inception in 1982. There is no assurance, and the Company is not able to predict, if and when marketable telecommunications products incorporating the Company's flat panel technology will be produced and sold in commercial quantities. Even if the Company were to produce marketable products, directly or through the Joint Venture, there is no assurance that the Company will generate revenues in the future, will have sufficient revenues to generate profits or that other products will not be produced by other companies that will render the products of the Company and of the Joint Venture obsolete.

     The Company's Chief Executive Officer, Denis A. Krusos, and its President, Frank J. DiSanto, are engaged in the management and operations of the Company and Shanghai CopyTele, including the technical aspects of the development of the Company's products, and are important to the future business and financial arrangements of the Company and the Joint Venture.

     The Company was incorporated on November 5, 1982, under the laws of the State of Delaware. Its principal executive offices are located at 900 Walt Whitman Road, Huntington Station, New York 11746 and its telephone number is 516-549-5900.

     Multi-Functional Telecommunications Products
     --------------------------------------------
     During the past year, the Company concentrated on the development of products for Shanghai CopyTele. The basic emphasis of the Company's contribution to the Joint Venture's products is to incorporate the Company's communications and imaging expertise and its advanced flat panel technology into a new generation of telephone-based multi-functional telecommunications products. Currently, two products are anticipated to be produced by

     Shanghai CopyTele, which are designed to attract the high and low ends of the market, respectively.

     The Prototype
     -------------
     A pre-production prototype of the Company's first product, called "Magicom"TM, has been produced by the Company and is directed toward the higher end of the potential market. This prototype has unique capabilities that are incorporated into a compact, attractive design with the capability of performing numerous functions while being simple to operate by users. The prototype is a unique, telephone based multi-functional telecommunications product whose features include compactness, ease of use, compatibility with numerous devices and display quality approaching that of a printed page. The Company believes that these features will position the product for the needs of the developing digital information field and various on-line services. The product would enable users to have a personal information center in a single, compact unit which integrates voice communication, digital messaging, fax (transmission and paperless reception), copier, electronic handwriting, touch sensitive keyboard screen, data storage and transmission, and computer interfacing.

     CopyTele's patented flat panel technology incorporated in this prototype brings a new standard of readability to visually displayed electronic information, since its display image forms in a manner closely resembling the way a printed image forms on a page. Business documents, letters, diagrams, written messages or notes, magazine articles and other forms of information that can be received electronically can be read with the ease approaching that of a printed page. Users can view in a single image an entire page of information. The display images can be viewed from any angle under all lighting conditions. Once an image is seen on the display, it can be retained with minimal display power. This provides additional user-friendliness since no refreshing is necessary to view an image. Conventional displays, such as CRT's and LCD's, require refresh (quick repetition of an image) which is one reason why people find reading a printed page easier and more natural. The display, in combination with a high quality writing screen and pen, allows writing with ease approaching that of writing on paper. The display-writing screen combination can be used to create and transmit information and edit received documents. CopyTele has described these unique display features as "electronic paper". In addition, the high resolution of its display has enabled CopyTele to produce a compact, lightweight product capable of displaying a full page of information, considerably smaller than conventional lower resolution displays would allow. The product size is suitable for office and home use.

     Main Features of Prototype
     --------------------------
     The prototype has the following main features:

            *  Compactness and ease of use.

            * Capable of displaying in a single image an entire page of information.



     NYFS11...:\95\38995\0004\1196\FRM1196M.52C

            * Flicker-free, ultra-high resolution display provides reading capability similar to that of a printed page.

            * Information easily readable from any direction, under sunlight or nighttime light conditions.

            * Capable of retaining an image on the display with minimal power.

            * Incorporates a scanner to send a fax or to input into a computer and provides a copier capability by interfacing with a compatible printer.

            * Compatible with fax and PC computer terminals to send or receive information.

            * Fax and data modems to send to and receive from fax and computer terminals.

            * Handwriting viewed on the Company's flat panel display incorporating a writing screen and a pen. Handwriting information can be written clearly in any language and can be printed or transmitted to other fax terminals.

            * Capable of editing received information via use of the writing screen and pen and transmitting such edited information.

            * Utilization of a touch screen sensitive keyboard to achieve certain telephone and fax functions and for additional future capability, including pagers and on-line services, and accessing the Internet.

            * Utilization of electronic memory to scan documents before transmission and for unattended reception.

            * Capable of reading information, such as faxes, e-mail, handwriting and editing, which are sent via telephone, satellite or cellular links.

            *  Capable of broadcasting information to multiple locations.

            * Capable of automatically extracting information from or by a remote fax terminal.

            *  Capable of interfacing with cordless and cellular phones.

            *  Digital voice answering machine capability.

            * Voice communication via a telephone handset or via a simultaneous, two-way digital speaker system.

            * Capable of interfacing to a printer being developed by the Company or to other commercially compatible available printers.

            * Utilization of user friendly screen icons and an on-screen instruction manual for easy use.

     The prototype also has other telecommunications capabilities, such as speed dialing, re-dial, flash, electronic directory, date and time. It is capable of incorporating on a continuing basis other functions that may be derived from the Company's proprietary software development. The Company is continuing to develop proprietary software to provide interfacing with on-line services, such as the Internet, and the use of a keyboard displayed on the Company's flat panel in conjunction with a touch screen and pen. The same software development would permit the product to communicate with pager systems. In addition, simultaneous voice and information capability is being developed.

     Second Prototype
     ----------------
     A second pre-production prototype is being developed which would provide many of the first prototype's functions but would not include the Company's flat panel. It is anticipated that this prototype would address the lower end of its potential market. Except for the Company's flat panel, it would contain many of the same features as the first involving voice, fax, and computer communication, as well as self-contained printing capability and instructions to eliminate the need for a complex detailed manual.

     The prototypes are being designed to meet safety, interconnection, radiation emissions and non-interface requirements necessary for various regulatory approvals in various countries. The Company is proceeding with the testing necessary to obtain such approvals but there is no assurance that those approvals will be obtained. The success of the prototypes will be contingent upon a number of factors, including the ability of the Joint Venture to effectively manufacture the products at competitive prices in commercial quantities.

     Joint Venture
     -------------
     The Joint Venture was formed on April 10, 1995 pursuant to a Joint Venture Agreement dated March 28, 1995 ("the Agreement") between CopyTele and SECC. With this Agreement, Shanghai CopyTele was formed as a limited liability company in Shanghai, China having a duration of 20 years. The Company has been advised that SECC is wholly owned by the government of China and is the largest electronic components company in China.

     The Agreement contemplates an initial investment of $7 million, of which half may be borrowed from banks, and a registered capital of $3.5 million. The parties have agreed in principle to increase the investment to a maximum of $25 million, depending on the nature and extent of the Joint Venture's business. CopyTele, which owns a 55% interest in the Joint Venture, is required to contribute $1,225,000 in cash (of which $857,500 had been contributed as of January 19, 1996) and technology (which was valued for purposes of the

     Agreement at $700,000 and represents 20% of the registered capital) which has been licensed to the Joint Venture pursuant to a Technology License Agreement. In accordance with Chinese regulations, the maximum percentage of technology which can be contributed as registered capital is 20%. SECC and SIT (which has acquired a 10% economic interest in the Joint Venture from SECC) had contributed $1,102,500 of their required cash commitment of $1,575,000 to the Joint Venture as of January 19, 1996. The Company accounts for its investment in the Joint Venture under the equity method of accounting. See Notes 2 and 3 to the Company's Financial Statements.

     It is contemplated that additional financing for the Joint Venture, if required, would be obtained from a combination of third party borrowings and equity investments contributed by the Company and the other parties to the Joint Venture in proportion to their respective equity interests and on terms to be agreed upon. The Company may require additional financing in order to participate in the Joint Venture following its initial capital contributions and to continue its research and development activities. There can be no assurance, however, that adequate financing will be available to the Company or the Joint Venture, or that, if available, it will be available on favorable terms and conditions.

     CopyTele licensed only the flat panel application technology to Shanghai CopyTele for exclusive use in China. Neither SECC nor the Joint Venture has any rights to manufacture the Company's flat panel which will be supplied by the Company. As a result of licensing the technology, CopyTele will receive royalties for the duration of the Technology License Agreement on all net sales by Shanghai CopyTele, including sales to CopyTele for resale. CopyTele is solely authorized to market and sell the Joint Venture's products outside of China while Shanghai CopyTele is responsible for marketing and selling within China.

     The Board of Directors of Shanghai CopyTele is comprised of seven directors. In accordance with the Agreement, CopyTele has appointed four directors, the Vice-Chairman and the General Manager, and SECC has appointed three directors, the Chairman and the Vice-General Manager. The Joint Venture is currently engaged in limited administration and technical planning. It is contemplated that manufacturing personnel, as well as additional administrative and technical personnel, will be hired as Shanghai CopyTele progresses toward its planned mass production of products. Initial production is contemplated to commence in 1996 in a leased facility in Shanghai, China until a new facility is constructed and equipped. Equipment for the leased facility is in the process of being ordered.

     On October 11, 1995, Shanghai CopyTele signed contracts with the Land Administration Bureau of Shanghai County in Shanghai, China to obtain land-use rights and with a general construction company for off-lot infrastructure requirements. The land-use contract provides Shanghai CopyTele with the rights to use land in the Shanghai Songjiang Industrial Zone to design and construct a multi-level manufacturing facility of up to 100,000 square feet. The rights are for a plot of land approximately 100,000 square feet in size and for a duration of 50 years. The cost of the land-use rights and infrastructure fees are approximately $310,000 and has been paid by the Joint Venture from the equity contributions of the parties. Shanghai CopyTele also has signed a contract with a design company for an architectural and engineering design, which is near completion, of a new facility presently anticipated to be approximately 30,000 square feet in size. The cost of the contract is approximately $41,000 and is being paid in installments through its completion. The Joint Venture is in the process of selecting a construction company with the decision anticipated shortly. A construction plan is required to be submitted to relevant government authorities for their examination and approval. It is presently contemplated that construction of the new facility will commence in the spring of 1996. Upon completion, production would be relocated from the rental facility into the new facility. (See "Manufacturing".)

     On July 10, 1995, an Assignment Agreement was entered into by CopyTele, SECC and SIT whereby SECC assigned a 10% economic interest to SIT in the capital and profits of Shanghai CopyTele from SECC's original interest of 45%. SIT, an investment and trade developing company, is a state owned enterprise operating under the leadership of the Shanghai Foreign Economic Relations and Trade Commission in Shanghai, China. The Assignment Agreement is subject to government approval which is anticipated shortly. As a result of the assignment, SECC's interest in Shanghai CopyTele has been reduced to 35%. SECC has agreed to appoint to the Board of Directors one director to be selected by SIT (as one of the directors SECC is entitled to appoint) and retains all its duties and obligations under the Joint Venture Agreement. SIT has assumed a 10% obligation with respect to the capital contributions payable by SECC to Shanghai CopyTele.

     As of January 19, 1996, $1,960,000 in cash had been contributed by the parties. This amount represents 70% of the $2,800,000 required cash contributions. The remaining 30%, or $840,000, will be contributed by the parties when required by the Joint Venture. It is presently contemplated that these capital contributions will be sufficient to enable the Joint Venture to construct and equip the new facility. Additional funding, if required, and working capital requirements are expected to be financed through third party borrowings, as previously noted.

     Company Technology
     ------------------
          Flat Panel Technology
          ---------------------
     The Company is continuing to enhance the characteristics of its compact, ultra-high resolution charged particle flat panel. The flat panel possesses a combination of features that are not presently available in other display screens, such as ultra-high resolution, compatibility with facsimile terminals (200 lines per inch in the horizontal and vertical directions with up to a full page of information with real-time display), a minimal amount of inactive space between pixels or picture elements (allowing the image to appear smoother), image retention without refreshing (eliminating the need for image repetition with resulting flicker and operator fatigue), approximately 180 degree viewing angle, low power consumption for writing and image retention with minimal power consumption. The Company has developed flat panels with viewing areas whose diagonals are 7.8, 7.2 and 5.7 inches, and containing approximately 1,150,000, 800,000 and 630,000 pixels, respectively. The Company is utilizing its
     7.8 inch diagonal flat panel for its pre-production prototype. This flat panel has 1,280 lines by 896 lines with a resolution of 200 lines per inch in both directions. The image area is approximately 6.4 x 4.5 inches.

     The Company is continuing to purchase, for testing and demonstration purposes and for incorporation into the pre-production prototypes, production quality flat panels from Hoya Corporation ("Hoya") utilizing the Company's design and technology. The flat panels incorporate the latest designs and improvements in production technology by reducing the number of steps necessary to construct the flat panels, thereby allowing multiple flat panels to be produced from a single primary glass substrate, while achieving the enhancement of image brightness and contrast. Hoya, a major Japanese high technology manufacturer of glass products, is assembling the flat panels. The overall size of the flat panel has been reduced while maintaining the same image area, thereby allowing a larger number of flat panels to be produced from a single glass substrate and reducing the size and potentially the cost of the display. The chip carrier drive system (see "Monolithic Technology" below) is presently being mounted on the flat panel by the Company, but the Joint Venture will be incorporating this process into its manufacturing operations. Also, the Company has installed in its facilities the capability of handling large scale fluid production in order to supply the fluid to Shanghai CopyTele for insertion into the flat panel.

     The Company's flat panel design is utilizing a new chip which has 128 outputs as compared to the prior chip which had 64 outputs. The new chip is approximately the same size, has substantially higher speed to accommodate faster panel operation, and is capable of using minimal power when viewing an image. The new chip will be purchased by the Company and supplied to Shanghai CopyTele for incorporation into production units.

     The flat panel also utilizes fluids which were developed by the Company and which are suitable for production processing (see "Fluid" below). The fluid contains yellow particles suspended in a dark dye. Thus, the flat panel contains a yellow background with black writing or vice versa.

     Included as an integral part of the Company's flat panel display is a pen and touch writing screen. Due to the ultra-high resolution of the flat panel display, any language may be clearly written with the use of a pen. In addition, with the use of a pen, various modes of communication can be initiated, such as fax, e-mail and access to information services. An integrated front illumination system (see "Illumination" below) also is incorporated into the flat panel. This system provides viewing of the flat panel from nighttime to sunlight ambient light conditions. By incorporating these capabilities, the Company's flat panel technology provides clear and comfortable viewing, from any angle, of pictures, text in any language, and graphics.

          System Technology
          -----------------
     The Company is continuing to pursue an overall image communication and information system strategy for the utilization of its flat panel and associated proprietary software and hardware technology. This strategy has been evolving over the years and has been based on major information industry trends, such as the information super-highway involving on-line services and the Internet being evolved by various companies, as well as the Company's objectives.

     In addition to development efforts involving the flat panel and its components, the Company also has been devoting its efforts to developing the sub-systems necessary to incorporate the flat panel into future telecommunications products. These include several unique controllers which are designed to operate in, but are not limited to, personal computers utilizing DOS, Windows and X-Windows environments. The controllers enable the Company's flat panel system to capture and display specific image frames, move blocks of information from place to place on the panel, blink areas of interest, detect changing areas of information, and erase and rewrite specific character lines with enhanced writing speed. The Company also has developed a method of presenting an indicator or pointer (frequently called a "mouse" indicator in personal computer systems) which can be moved rapidly without loss of contrast on the flat panel.

          Illumination
          ------------
     As part of the Company's product strategy, an illumination system has been developed and has been included in its pre-production prototype model to provide illumination from nighttime to sunlight. The front illumination system has been integrated with the flat panel assembly. The light is generated by cold cathode fluorescent lamps. The design of these lamps was developed in conjunction with another company in accordance with the Company's specifications. The Company determined experimentally the dimensions, slit angle and phosphor color of the fluorescent lamp. The development also included the design of the optical system, its optical quality, mechanical mounting techniques and the generation of standards for quality control of the systems, brightness, contrast and uniformity.

     The Company is continuing to pursue the development of new techniques designed to further improve light output efficiency. These development activities involve advanced optics and designs, such as light shaping diffusers, edge illuminated holograms and pixellated illumination. As part of its strategy to provide a fully integrated illumination system with its display, the Company has initiated an advanced optics research and development effort in the area of holographic optical gratings. This effort complements the Company's front illumination system using conventional optical light coupling, and could lead to lower cost and higher efficiency.

     A goal of the Company's advanced optics development effort includes the achievement of color for the flat panel display, using holographic grating techniques. To that end the Company also has engaged the services of an optical development company. Furthermore, the Company is in the process of expanding its advanced optical development by staffing and leasing a 5,000 square foot optical facility on Long Island, New York which is equipped for carrying out photopolymer and photoresist holographic grating development. The Company believes these developments, if successful, would provide the means to achieve color capability for the Company's flat panel display.

          Fluid
          -----
     The Company's development efforts in fluids have proceeded by using several combinations of surfactant types and solvent systems. In these efforts, several proprietary surfactants have been synthesized by the Company in conjunction with arrangements with Lehigh University. Other surfactants have been synthesized under Company direction by outside vendors. An outgrowth of this work has been the development of an alternative method of fluid preparation which improves performance of the Company's flat panel display. This fluid has been incorporated into the pre-production prototype model.


     An environmentally controlled chamber, capable of handling the demands of large scale fluid production, is being prepared for delivery to the Company's principal offices. This chamber would provide the means to insure the uniformity of the characteristics of fluids produced. The Company has also developed methods for storing and shipping fluids for use at Shanghai CopyTele. In addition, both the method of filling the flat panel display with fluid and of sealing the display chamber have been developed. These developments enhance the performance of the Company's flat panel and make the filling and sealing procedure adaptable to production requirements.

     The Company believes that the display is environmentally comparable to a liquid crystal display and presently is not aware of any "environmental hazards" associated with the small quantity of fluid medium inside the flat panel.

          Monolithic Technique
          --------------------
     The monolithic technique presently utilized by the Company has reduced the thickness of the flat panel to approximately one-eighth (1/8) of an inch. With this technique, which utilizes individual pixels having dimensions approximately equal to the diameter of a human hair, flat panels with ultra-high resolution of 200 lines per inch in both the vertical and horizontal directions (40,000 pixels per square inch) have been achieved. In addition, there is only a minimal amount of inactive space between pixels. This allows digital pictures, text or graphics to look smoother to the human eye as compared to most other currently available displays.

     The ultra-high resolution of the Company's flat panel technology decreases the size of the viewing area necessary to display information, as compared with most commercially available display devices. This is accomplished by compressing the size of the characters, using the flat panel's small pixel size and achieving a greater number of characters within an area. The 5.7, 7.2 and 7.8 inch diagonal flat panels can display approximately 1,500, 2,000 and 2,800 characters, respectively, whose type size is approximately that of a standard typewriter font. By further reducing the type size to characters that are slightly smaller than those used for stock quotations in newspapers, the 5.7, 7.2 and 7.8 inch diagonal flat panels can display approximately 6,000, 8,000 and 11,200 characters, respectively.

     The flat panel structure consists of two sheets of clear glass, one or both of which are coated with patterned layers of transparent electrically conductive material. A micro-structure of thin layers of insulators and metals, together with a fluid, is contained between the transparent sheets.

     The monolithic technique integrates the structure of the flat panel and the chip carrier drive system. This design simplifies assembly of the drive system controlling all the pixels within the image area of the Company's flat panel. The monolithic system presently utilizes a low power CMOS type chip having 128 outputs per chip which has been incorporated into the pre-production prototype model.


     Manufacturing
     -------------
     The Joint Venture's employees are in the process of production planning at a portion of a facility currently being leased from SECC. It is presently contemplated that initial production will begin in 1996 in a leased facility in Shanghai, China until the construction of the new facility is completed. In the leased facility, Shanghai CopyTele plans to install a multi-purpose production and assembly line which was designed by the Company. The Joint Venture has begun placing orders for production equipment.

     The planned production line for the leased facility will utilize modern technology and will be capable of manufacturing more than one product. The Company believes that there is an ample supply of low cost manufacturing labor in China. The manufacturing process will include assembling various sub-assemblies, such as printed circuit boards, a scanner, the flat panel and the case. The flat panel's components, including the fluid and the 128 output chips, will be sold by the Company to the Joint Venture. With the exception of the fluid, which CopyTele will manufacture, the components of the flat panel will be purchased by the Company from third party vendors, such as Hoya.

     The Joint Venture's products will contain various electronic components. The commodity-type components, such as resistors, capacitors and multi-purpose chips, are available from various vendors world-wide, including SECC. Special purpose components, such as the facsimile and data chip set, the chip carrier drive chips, and the flat panel's coated glass plates, are expected to be purchased from individual vendors. Although it is expected that such components will only be available from single-sourced vendors, it is possible that such components may become available from other vendors given sufficient production lead time.

     It is anticipated that at such time the new facility is completed in 1996, additional production lines will be purchased and installed.
     The planned facility has been designed for mass production and will be located in the Shanghai Songjiang Industrial Zone. It will be approximately 30,000 square feet in size, will have a potential production capacity of over 700,000 units per year, and will be constructed on a parcel of land approximately 100,000 square feet in total area. This planned facility will be capable of housing multiple production lines, warehouse space and administrative offices.

     The Songjiang Industrial Zone is approximately 20 miles from downtown Shanghai, 30 miles from a deep harbor and 13 miles from an international airport. A transportation system of connecting expressways, railroads and waterways, provides efficient routes to import raw materials and export the Joint Venture's products to world-wide markets. (See "Joint Venture".)

     Marketing
     ---------
     During 1995 the Company focused its initial stage marketing activities on the creation of a marketing team and identifying distribution channels for its Joint Venture products. As a result of these efforts, the Company has added to its staff a Senior Vice President of Marketing, commencing as of February 5, 1996, with extensive experience in the areas of imaging and multi-media communications. The Company contemplates opening a sales office in the metropolitan New York area and anticipates growth in its marketing staff during 1996. Additional consulting personnel have been added to provide marketing support for the United States, Europe and the Far East.

     Marketing efforts have been initiated and directed at making marketing alliances with major companies for distribution in the United States, Europe, Russia, Southeast Asia and South America.

     The Company plans to penetrate these international and domestic markets through independent distributors and established Original Equipment Manufacturers (O.E.M.'s) positioned in the field of telephony, inter-connect, multi-media telecommunication and business machines. It is intended that this marketing effort will be complemented by utilizing independent sales representatives who could capitalize on their local goodwill within their respective territories. The Company does not contemplate that sales, if any, would necessarily be dependent upon a limited number of customers due to the variety of possible applications and distribution channels.

     Shanghai CopyTele, which is also in its initial marketing stage, is in the process of developing a market plan. Shanghai CopyTele, which will market the Joint Venture products exclusively in China, has also been identifying sales channels within China. It has been reported that the demand for electronic equipment, including telecommunications, computers, and audio and video equipment in China, will continue at a 20% growth rate.

     The overall marketing plan for the Joint Venture products anticipates the Company selling approximately 80% of the planned production outside of China and for Shanghai CopyTele to sell approximately 20% within China.

     Competition
     -----------
     The telecommunications market has a substantial number of competitors who are larger and possess financial resources greater than those of the Company or the Joint Venture. Relevant competitive products contain displays which primarily include liquid crystal displays ("LCDs"). The Company believes that, if marketable telecommunications products incorporating the Company's flat panel are successfully produced, they will have an acceptable productive life and have many commercial applications. These products could combine many characteristics which the Company believes would be desirable to potential customers. However, there is no assurance that comparable or superior products or systems will not be developed which would render the Company's products and those of the Joint Venture difficult to market or technologically or otherwise obsolete.

     Patents
     -------
     The Company has received fifty-two (52) patents, including those from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2014. The foregoing patents are related to the design, structure and methods of construction of the flat panel, methods of operating the flat panel with certain characteristics, method of producing colored particles, applications using the flat panel, and particle generation. At the present time, additional patent applications with respect to the flat panel and its applications are pending with the United States and certain foreign patent offices. The Company has been advised by its patent counsel that in his opinion the subject matter of the pending applications contain patentable material.

     The Company anticipates licensing a portion of its patents, excluding the flat panel manufacturing technology, to the Joint Venture on an exclusive basis in China.

     There is no assurance that patents will be obtained for any of the pending applications. In addition, there is no assurance that any patents held or obtained will protect the Company against competitors either with or without litigation. There is also no assurance that, if the Company or the Joint Venture successfully develop marketable products, such products will not infringe the patents of others, or that the Company and the Joint Venture will not have to obtain licenses under patents of others.

     The Company believes that the foregoing patents are significant to the future operations of the Company.

     Research and Development Expenses
     ---------------------------------
     Research and development expenses, which have comprised a significant portion of the Company's selling, general and administrative expenses since its inception, were approximately $2,353,000, $2,677,000, $1,780,000, and $16,885,000 for the fiscal years ended October 31, 1995, 1994, 1993 and for the period from November 5, 1982 (inception) through October 31, 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements.

     Employees and Consultants
     -------------------------
     The Company has twenty-one employees and twelve consultants. Nineteen of these individuals, including the Company's Chairman of the Board and its President, are engaged in research and development. Their backgrounds include expertise in chemistry, optics and electronics. Five individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for the Company. None of the Company's employees are represented by a labor organization or union.

     Item 2.  Properties.
              -----------
     The Company leases approximately 9,050 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Huntington Station, New York (its principal offices) from an unrelated party pursuant to a lease which expires November 30, 1998, for a rental of approximately $151,000 per annum. The Company has the right to cancel the lease as of November 30, 1996 and November 30, 1997. This lease does not contain provisions for its renewal and management will continue to evaluate the adequacy of this facility. See Note 8 to the Company's Financial Statements. The Company is in the process of entering into a one year sub-lease for approximately 5,000 square feet at an optical laboratory facility located in Long Island, New York.
     It is contemplated that the lease would provide for a one year renewal option with the right to cancel with a 60 day notice. The annual rent for this facility would be approximately $42,000.

     Management believes that the facilities, which are fully utilized at the present time, are adequate for the Company's current requirements. It is anticipated that more space may be needed depending on the nature and extent of the Company's business activities with the Joint Venture and with the growth of its marketing department.

     Item 3.  Legal Proceedings.
              ------------------
     The Company is not a party to any material pending legal proceedings.

     Item 4.  Submission of Matters to a Vote of Security Holders.
              ----------------------------------------------------
     During the fourth quarter of the Company's fiscal year ended October 31, 1995, no matters were submitted by the Company to a vote of its shareholders.

     Executive Officers of the Company
     ---------------------------------
     The only executive officers of the Company are Denis A. Krusos, Frank
     J. DiSanto and Gerald J. Bentivegna. The information required to be furnished with respect to these executive officers is set forth in, and incorporated by reference from, Item 10 Part III of this Form 10-K.

                                     PART II
                                     -------
     Item 5.   Market for the Registrant's Common Equity and
               ---------------------------------------------
               Related Stockholder Matters.
               ----------------------------
     The common stock of the Company has been traded on the National Association of Securities Dealers, Inc. Automated Quotation National Market System ("NASDAQ - NMS"), the automated quotation system of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "COPY", since October 6, 1983, the date public trading of the Company's common stock commenced. The high and low sales prices, as reported by NASDAQ, for each quarterly fiscal period during the Company's fiscal years ended October 31, 1994 and 1995 have been as follows:



             Fiscal Period                 High                       Low
           1st quarter 1994               $14.13                    $10.88
           2nd quarter 1994                12.38                      8.13
           3rd quarter 1994                12.00                      7.63
           4th quarter 1994                 9.13                      3.75
           1st quarter 1995                 8.88                      4.75
           2nd quarter 1995                 8.25                      5.63
           3rd quarter 1995                11.00                      6.38
           4th quarter 1995                10.50                      6.88


     As of January 19, 1996 the approximate number of record holders of common stock of the Company was 1,075.

     No cash dividends have been paid on the common stock of the Company since its inception and the Company has no present intention to pay any cash dividends in the foreseeable future.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information with respect to certain minimum listing requirements for the NASDAQ - NMS.

     Item 6.  Selected Financial Data.
              ------------------------
     The following data has been derived from the Financial Statements of the Company and should be read in conjunction with those statements, and the notes related thereto, which are included in this report.



                                                                                                For the period from November
                                        As of and for the year ended October 31,                5, 1982 (inception) through
                                                                                                      October 31, 1995
                              1995           1994         1993          1992          1991
Sales                      $     -       $     -       $    -        $    -        $    -              $      -

Selling General and

Administrative Expenses     3,350,125     3,651,334     2,925,627     1,978,444     1,547,331            25,980,442

Interest Income               356,226       223,817       162,778       151,088       247,339             2,665,472

Net (Loss)                 (2,993,899)   (3,427,517)   (2,762,849)   (1,827,356)   (1,299,992)         ($23,314,970)

Net (Loss) Per Share of
Common Stock (a)             ($0.12)       ($0.14)       ($0.12)       ($0.08)       ($0.06)              ($1.05)

Total Assets                9,695,398     6,614,332     8,686,241     4,358,874     4,338,545

Long Term Obligations      $    -        $     -       $     -       $     -       $     -

Shareholders' Equity        9,436,708     6,415,233     8,244,925     4,083,800     4,188,488

Cash Dividends Per Share   $    -        $     -       $     -       $     -       $     -              $      -
of Common Stock

        ____________________

     (a) Adjusted for three-for-one stock split declared in October 1985, five-for-four stock split declared in August 1987 and two-for-one stock split declared in February 1991.

     Item 7.  Management's Discussion and Analysis of Financial
              -------------------------------------------------
              Condition and Results of Operations.
              ------------------------------------
     The Company, which is a development stage enterprise, was incorporated on November 5, 1982 and has had no revenues to support its operations since its inception. The Company's principal activities are the development of products, further enhancement of its flat panel and its interest in Shanghai CopyTele, the Company's 55% owned joint venture in Shanghai, China, which is accounted for under the equity method of accounting. See "Business - New Developments" and Notes 2 and 3 to the Company's Financial Statements. There is no assurance, and the Company is not able to predict, if and when marketable telecommunications products incorporating the Company's flat panel technology will be produced or sold in commercial quantities. Even if the Company were to produce marketable products, directly or through the Joint Venture, there is no assurance that the Company will generate revenues in the future, will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render the products of the Company or the Joint Venture obsolete.

     In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's Financial Statements and the notes thereto.

     Results of Operations
     ---------------------
     Selling, general and administrative expenses for the fiscal years ended October 31, 1995, 1994 and 1993 and for the period from November 5, 1982 (inception) through October 31, 1995 were approximately $3,350,000, $3,651,000, $2,926,000 and $25,980,000, respectively.
     These amounts include research, development and tooling costs of approximately $2,353,000, $2,677,000, $1,780,000 and $16,885,000,
     respectively, as well as normal operating expenses. Selling, general and administrative expenses decreased during fiscal 1995 as compared to 1994 as a result of the requirements of the present phase of the Company's development program and related activities. Engineering supplies purchases and patent application preparation and filing fees decreased substantially during 1995, while professional fees (excluding patent related fees) and business trip expenses increased. Consulting and outside engineering services expenses increased during fiscal 1995 as compared to 1994 as a result of costs incurred in connection with the development of products for the Joint Venture.

     The increase in selling, general and administrative expenses during fiscal 1994 as compared to 1993 resulted from increases in expenditures necessitated by requirements of the Company's development program and related activities. Engineering supplies purchases and patent application preparation and filing fees increased substantially in 1994 while other professional fees and business trip expenses declined. Consulting expenses decreased during fiscal 1994 as compared to 1993 as a result of two former consultants to the Company becoming employees in February 1993, one of whom has since resigned, and waiving salary and related pension benefits for an undetermined period of time.

     Since November 1985, the Company's Chairman of the Board and its President have waived salary and related pension benefits for an undetermined period of time. Four other individuals, including a former officer and senior level personnel, waived salary and related pension benefits from January 1987 through December 1990. Commencing in January 1991, these four individuals waived such rights for an undetermined period of time and they did not receive salary or related pension benefits through December 1992. The Company's Chairman of the Board, its President and the three senior level personnel (exclusive of the former officer) continued to waive such rights commencing in January 1993 for an undetermined period of time. As previously indicated, one additional employee is also currently waiving such salary and benefit rights for an undetermined period of time. See "Executive Compensation" and Note 12 to the Company's Financial Statements for a more complete discussion regarding salary and related pension benefit waivers.

     The increase in interest income during fiscal 1995 as compared to 1994 primarily resulted from a small increase in average funds available for investment, and an increase in interest rates. The increase in interest income during fiscal 1994 as compared to 1993 resulted from an increase in funds available for investment and an increase in interest rates. Funds available for investment during 1995, 1994 and 1993, on a monthly weighted average basis, were approximately $7,175,000, $7,050,000 and $6,265,000, respectively. The investment instruments selected by the Company are principally money market accounts, treasury bills and commercial paper.

     During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation. This statement establishes
     ---------------------------------------
     financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under preexisting accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and earnings per share. This statement will be adopted by the Company no later than fiscal 1997. The Company is currently evaluating the implications of SFAS No. 123 and, as a result, has not yet determined how it will be applied in its Financial Statements. The Company has adopted all other recently issued accounting standards which have an impact on its financial statements.

     See "Business" and Note 1 to the Company's Financial Statements for discussions regarding uncertainties that may significantly affect results of future operations.

     Liquidity and Capital Resources
     -------------------------------

     Since its inception, the Company has met its liquidity and capital expenditure needs primarily from the proceeds of the sales of its common stock in the initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering and upon exercise of stock options pursuant to the Company's Stock Option Plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan") and the CopyTele, Inc. 1993 Stock Option Plan, adopted by the Board of Directors on April 28, 1993 and amended on May 3, 1995 (the "1993 Plan").

     During the fiscal year ended October 31, 1995, the Company received proceeds aggregating approximately $5,289,000 from the exercise of options to purchase 980,400 shares of its common stock pursuant to the 1987 Plan and the 1993 Plan. In addition, during fiscal 1995 the Company received proceeds aggregating approximately $757,000 from the exercise of warrants by members of the immediate families of its Chairman of the Board and its President to purchase 137,300 shares of common stock. From the period November 1, 1995 through January 19, 1996 the Company received proceeds aggregating approximately $1,557,000 from the exercise of stock options for 281,850 shares of the Company's common stock and $200,000 from the exercise of warrants for 53,200 shares of the Company's common stock. See "Certain Relationships and Related Transactions" and the Company's Financial Statements for a more complete discussion regarding sales of common stock.

     The Company believes that even without sales it has sufficient funds to maintain its present level of development efforts and to continue making its initial capital contributions to the Joint Venture into the first quarter of fiscal 1998 (see "Business - New Developments"). The Company anticipates that it may require additional funds in order to participate in the Joint Venture following its initial capital contributions and to continue its research and development activities. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue. The Company's material commitments for capital expenditures as of October 31, 1995 were approximately $981,000, inclusive of $857,500 for the balance of its required total cash capital contribution to the Joint Venture of $1,225,000. As of January 19, 1996, the Company had contributed $490,000 of its remaining capital contribution to the Joint Venture. The balance of $367,500 is expected to be paid when it is required by the Joint Venture during 1996.

     The NASD requires that the Company maintain a minimum of $4 million of net tangible assets to maintain its NASDAQ - NMS listing. See "Market for the Registrant's Common Equity and Related Stockholder Matters". The Company anticipates that it will seek additional sources of funding, when necessary, in order to satisfy the NASD requirements.

     The Joint Venture Agreement contemplates an initial investment of $7 million, of which half may be borrowed from banks, and a registered capital of $3.5 million. The Company is required to contribute $1,225,000 in cash and SECC and SIT are required to contribute

     $1,575,000 in cash to the Joint Venture. The Company currently has no plans with respect to additional financing. There can be no assurance that adequate funds will be available to the Company or the Joint Venture, including the Company's required capital contributions (beyond its initial capital contributions of $1,225,000) and its NASD funding requirements, or that, if available, the Company or the Joint Venture will be able to obtain such funds on favorable terms and conditions.

     See "Business" and Note 1 to the Company's Financial Statements for discussions regarding uncertainties that may significantly affect future liquidity and capital resources.

     Item 8.  Financial Statements and Supplementary Data.
              --------------------------------------------
     See accompanying "Index to Financial Statements".


     Item 9.  Disagreements on Accounting and Financial Disclosure.
              -----------------------------------------------------
     Not applicable.

                                    PART III
                                    --------
     Item 10.  Directors and Executive Officers of the Registrant.
               ---------------------------------------------------
     The following table sets forth certain information with respect to all of the directors and executive officers of the Company:


                                                           Director
                       Position with the Company           and/or
           Name        and Principal Occupation     Age   Executive
                                                         Officer Since
     -----------------------------------------------------------------
     Denis A. Krusos   Director, Chairman of the     68      1982
                       Board and Chief Executive
                                Officer

     Frank J. DiSanto  Director and President        71      1982

     Gerald J.         Director, Vice President -    46      1994
     Bentivegna        Finance and Chief Financial
                       Officer

     John E. Gillies   Director; Partner of Gillies  69      1992
                       and Meares, Attorneys-at-Law

     John R. Shonnard  Director                      80      1988

     Mr. Krusos has been a Director, Chairman of the Board and Chief Executive Officer of the Company since November 1982. He holds an M.S.E.E. degree from Newark College of Engineering, a B.E.E. degree from City College of New York and a Juris Doctor from St. John's University and is a member of the New York bar.

     Mr. DiSanto has been a Director and President of the Company since November 1982. He holds a B.E.E. degree from Polytechnic Institute of Brooklyn and an M.E.E. degree from New York University.

     Mr. Bentivegna has been Vice President - Finance and Chief Financial Officer since September 1994 and was elected a Director in July 1995. Prior to joining the Company, Mr. Bentivegna was employed at Marino Industries Corp. for approximately 10 years, where he served as Controller, Treasurer and Chief Financial Officer. He holds an MBA degree from Long Island University and a B.B.A. from Dowling College.

     Mr. Gillies has been a Director of the Company since January 1992. He has been an attorney for over forty years and formerly served as a Village Justice and as a Village Attorney of the Incorporated Village of Farmingdale. He is also Honorary President of St. Mary's Children and Family Services, a not-for-profit child care agency for which he has served in various capacities for over twenty years.

     Mr. Shonnard has been a Director of the Company since January 1988. He had been a research consultant to the Company from August 1983 until his retirement in May 1988. Mr. Shonnard was engaged in development engineering in the communications field for over fifty years. Mr. Shonnard has held numerous patents in the communications field.

     Item 11.  Executive Compensation.
               -----------------------
     Messrs. Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director, Frank J. DiSanto, President and Director, and Gerald J. Bentivegna, Vice President - Finance, Chief Financial Officer and Director, are the executive officers of the Company.
     While there are no formal agreements, Denis A. Krusos and Frank J. DiSanto waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1, 1985. As a result, Mr. Krusos received no salary or bonus during the last three fiscal years and no other executive officer received a salary or bonus in excess of $100,000 during the fiscal year ended October 31, 1995. The following is compensation information regarding Mr. Krusos for the fiscal years ended October 31, 1995, 1994 and 1993:


                         SUMMARY COMPENSATION TABLE


                                                     Long-Term
                                     Fiscal     Compensation Awards
                Name and              Year      -------------------
           Principal Position        Ended
                                               Securities Underlying
                                                    Options (#)
     ----------------------------------------------------------------
     Denis A. Krusos,               10/31/95          450,000
     Chairman of the Board,         10/31/94          100,000
     Chief Executive Officer and    10/31/93          500,000
     Director

     The following is information regarding stock options granted to Mr. Krusos pursuant to the "1993 Plan" during the fiscal year ended October 31, 1995:



                                               OPTION GRANTS IN LAST FISCAL YEAR

                                     Individual Grants                                        Potential Realizable Value at
                  --------------------------------------------------------------------     Assumed Annual Rates of Stock Price
                                                                                               Appreciation for Option Term
                      Number of                                                            ------------------------------------
                      Securities      Percent of Total
                  Underlying Options Options Granted to
                   Granted (#) (1)     Employees in     Exercise Price      Expiration
       Name                             Fiscal Year         ($/Sh)             Date              5% ($)           10% ($)
--------------------------------------------------------------------------------------------------------------------------------
Denis A. Krusos             760              .03%         $6.738(2)          1/3/00          $      820       $     2,376
                         14,080              .54%         $6.738(2)          1/3/00          $   15,195       $    44,019

                        185,160             7.05%     $6.125(3)          1/3/05               $  713,233       $ 1,807,471
                        250,000             9.52%     $6.625(3)          5/2/05               $1,041,607       $62,639,636

        ____________________

     (1) The options are exercisable in whole or in part commencing one year following the date of grant unless otherwise accelerated. The options are not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options terminate upon termination of employment, except that in the case of death, disability or termination for reasons other than cause, options may be exercised for certain periods of time thereafter as set forth in the 1993 Plan.

     (2) The exercise price of these options was equal to 110% of the fair market value of the underlying common stock on the date of grant (fair market value being defined in the 1993 Plan as the last sales price of the Company's common stock on NASDAQ-NMS on the date of grant). These options were granted as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Of these options, 14,080 were converted to nonqualified options as a result of an acceleration of their exercise date from 1996 into 1995.

     (3) The exercise price of these options was equal to the fair market value of the underlying common stock on the date of grant. These options are nonqualified options.

     The following is information regarding stock option exercises during fiscal 1995 by Mr. Krusos and values of his options as of October 31, 1995:


            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                           FY-END OPTION/VALUES

                                         Number of              Value of
                                        Securities           Unexercised In-
                                        Underlying          the-Money Options
                Shares                  Unexercised        at Fiscal Year End
               Acquired   Value      Options at Fiscal            ($)
        Name      on    Realized        Year End (#)
                                     ------------------   ----------------------
               Exercise    ($)       Exercis- Unexercis   Exercis-  Unexercis
                 (#)                  able     -able       able      -able
     ---------------------------------------------------------------------------
     Denis A.  220,000  $690,000(1) 1,148,500    -       $1,161,591(2)   $ - (2)
     Krusos
     ____________________

     (1) Such value was determined by applying the net difference between the selling price of the stock sold on day of exercise, and the exercise price for Mr. Krusos' options to the number of options exercised. The exercise price of these options was equal to the fair market value of the underlying common stock on the date of grant (fair market value being defined in the "1987 Plan" as the last sales price of the Company's common stock on NASDAQ-NMS on the day preceding the date of grant).

     (2) Such value was determined by applying the net difference between the last sales price of the Company's common stock on October 31, 1995 and the exercise price for Mr. Krusos' options to the number of unexercised in-the-money options that he held. The exercise price of these options was at least equal to the fair market value of the underlying common stock as defined in the applicable Plan.

     There is no present arrangement for the compensation of directors for services in that capacity. Upon the approval of the amendment of the 1993 Plan by the Company's shareholders on July 19, 1995, each nonemployee director elected at the 1995 Annual Meeting of Shareholders received nonqualified stock options to purchase 20,000 shares of common stock and such nonemployee directors will receive nonqualified stock options to purchase 20,000 shares of common stock each subsequent year that such director is elected to the Board of Directors. In addition, any future nonemployee director elected to the Board of Directors will receive nonqualified stock options to purchase 10,000 shares of common stock upon his initial election to the Board of Directors and 20,000 each subsequent year that such director is elected to the Board of Directors.

     Item 12.  Security Ownership of Certain Beneficial Owners
               -----------------------------------------------
               and Management.
               ---------------
     The following table sets forth certain information with respect to the Company's common stock beneficially owned as of January 19, 1996 by
     (a) each person who is known by the management of the Company to be the beneficial owner of more than 5% of the Company's common stock,
     (b) each director or executive officer of the Company and (c) all directors and executive officers as a group:


                                             Amount and
                                             Nature of    Percent of
      Name and Address of Beneficial Owner   Beneficial     Class
                                           Ownership (1)
     ---------------------------------------------------------------
     Denis A. Krusos                        3,468,630(2)      12.68%
     900 Walt Whitman Road
     Huntington Station, NY  11746

     Frank J. DiSanto                       3,462,890(2)      12.67%
     900 Walt Whitman Road
     Huntington Station, NY  11746

     Gerald J. Bentivegna                      15,000           .06%
     900 Walt Whitman Road
     Huntington Station, NY  11746

     John E. Gillies                           25,500(2)        .10%
     320 Conklin Street
     Farmingdale, NY  11735

     John R. Shonnard                         112,800(2)(3)     .43%
     12521 Rios Road
     San Diego, CA  92128

     All Directors and Executive Officers   7,084,820(2)(3)   24.87%
     as a Group
     (5 persons)

     ____________________

     (1) A beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security or has the right to obtain such voting power and/or investment power within sixty (60) days. Except as otherwise noted, each designated beneficial owner in this report has sole voting power and investment power with respect to the shares of the Company's common stock beneficially owned by such person.

     (2)  Includes 1,062,500 shares, 1,040,000 shares, 15,000 shares,
          25,000 shares, 58,600 shares and 2,201,100 shares as to which Denis A. Krusos, Frank J.DiSanto, Gerald J.

          Bentivegna, John E. Gillies, John R. Shonnard and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1987 Plan and/or the 1993 Plan.

     (3) Includes 54,200 shares of the Company's common stock, all of which are held in a revokable trust by the First Interstate Bank, as trustee of such trust. Mr. Shonnard and his wife, Janet L. Shonnard, are the beneficiaries of such trust and, under certain circumstances, may exercise the voting power and investment power of the trust jointly.


     Item 13.  Certain Relationships and Related Transactions.
               -----------------------------------------------
     In fiscal 1995, Peri D. Krusos, Denis Z. Krusos and Daniel A. DiSanto exercised warrants to purchase 51,950, 51,950 and 33,400 shares of common stock, respectively at the weighted average exercise price of $5.51 per share of the Company's common stock. On January 11, 1996, Peri D. Krusos and Denis Z. Krusos each exercised warrants to purchase 26,600 shares of the Company's common stock at an exercise price of $3.75 per share. Each exercise price represented the fair market value of such stock on the date of issuance of these warrants, subsequently adjusted for the two-for-one stock split declared by the Company in February 1991 and the anti-dilution provisions of the warrants. The warrants were issued in fiscal 1990 in conjunction with sales of common stock by the Company to the foregoing individuals. Peri D. Krusos and Denis Z. Krusos are the daughter and son, respectively, of Denis A. Krusos and Daniel A. DiSanto is the son of Frank J. DiSanto.

     As of January 19, 1996, after adjustments for the two-for-one stock split declared in February 1991, Peri D. Krusos, Denis Z. Krusos and Daniel A. DiSanto each held warrants to purchase 115,511 shares of common stock, all of which are exercisable.

                                     PART IV
                                     -------
     Item 14.  Exhibits, Financial Statement Schedules, and
               --------------------------------------------
               Reports on Form 8-K.
               --------------------

     (a)(1)(2) Financial Statement Schedules
               -----------------------------
               See accompanying "Index to Financial Statements".

        (a)(3) Executive Compensation Plans and Arrangements
               ---------------------------------------------
               Stock Option Plan (1987) (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1987).

               Amendment to Stock Option Plan (1987) (filed as Exhibit
               10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

               CopyTele, Inc. 1993 Stock Option Plan (filed as Annex A to the Company's Proxy Statement dated June 10, 1993).

               Amendment to CopyTele, Inc. 1993 Stock Option Plan (filed as
               Exhibit 4(d) to the Company's Form S-8 dated September 6,
               1995).

        (b)    Reports on Form 8-K
               -------------------
               No current report on Form 8-K was filed for the Company during the fourth quarter of its fiscal year ended October 31, 1995.

        (c)    Exhibits
               --------
               (a)   3.1      Certificate of Incorporation, as amended.

               (b)   3.2      By-laws, as amended and restated.

               (c)  10.1      Stock Option Plan, adopted on April 1, 1987
                              and approved by shareholders on May 27, 1987.

               (d)  10.2      Amendment to Stock Option Plan, adopted on
                              March 12, 1990 and approved by shareholders on May 24, 1990.

               (d)  10.3      Stock Purchase Warrant, dated December 4,
                              1990, between the Registrant and Denis Z.
                              Krusos.

               (d)  10.4      Stock Purchase Warrant, dated December 4,
                              1990, between the Registrant and Daniel A.
                              DiSanto.

               (d)  10.5      Stock Purchase Warrant, dated December 4,
                              1990, between the Registrant and Peri D.
                              Krusos.

               (e)  10.6      Stock Purchase Warrant, dated April 26, 1991,
                              between the Registrant and Denis Z. Krusos.

               (e)  10.7      Stock Purchase Warrant, dated April 26, 1991,
                              between the Registrant and Daniel A. DiSanto.

               (e)  10.8      Stock Purchase Warrant, dated April 26, 1991,
                              between the Registrant and Peri D. Krusos.

               (f)  10.9      Stock Purchase Warrant, dated July 15, 1991,
                              between the Registrant and Denis Z. Krusos.

               (f) 10.10      Stock Purchase Warrant, dated July 15, 1991,
                              between the Registrant and Daniel A. DiSanto.

               (f) 10.11      Stock Purchase Warrant, dated July 15, 1991,
                              between the Registrant and Peri D. Krusos.

               (g) 10.12      Stock Purchase Warrant, dated September 16,
                              1991, between the Registrant and Denis Z.
                              Krusos.

               (g) 10.13      Stock Purchase Warrant, dated September 16,
                              1991, between the Registrant and Daniel A.
                              DiSanto.

               (g) 10.14      Stock Purchase Warrant, dated September 16,
                              1991, between the Registrant and Peri D.
                              Krusos.

               (g) 10.15      Stock Purchase Warrant, dated December 16,
                              1991, between the Registrant and Denis Z.
                              Krusos.

               (g) 10.16      Stock Purchase Warrant, dated December 16,
                              1991, between the Registrant and Daniel A.
                              DiSanto.

               (g) 10.17      Stock Purchase Warrant, dated December 16,
                              1991, between the Registrant and Peri D.
                              Krusos.

               (h) 10.18      Stock Purchase Warrant, dated March 12, 1992,
                              between the Registrant and Denis Z. Krusos.

               (h) 10.19      Stock Purchase Warrant, dated March 12, 1992,
                              between the Registrant and Daniel A. DiSanto.

               (h) 10.20      Stock Purchase Warrant, dated March 12, 1992,
                              between the Registrant and Peri D. Krusos.

               (a) 10.21      Stock Purchase Warrant, dated July 24, 1992,
                              between the Registrant and Denis Z. Krusos.

               (a) 10.22      Stock Purchase Warrant, dated July 24, 1992,
                              between the Registrant and Daniel A. DiSanto.

               (a) 10.23      Stock Purchase Warrant, dated July 24, 1992,
                              between the Registrant and Peri D. Krusos.

               (i) 10.24      Stock Purchase Warrant, dated October 27,
                              1992, between the Registrant and Denis Z.
                              Krusos.

               (i) 10.25      Stock Purchase Warrant, dated October 27,
                              1992, between the Registrant and Daniel A.
                              DiSanto.

               (i) 10.26      Stock Purchase Warrant, dated October 27,
                              1992, between the Registrant and Peri D.
                              Krusos.

               (j) 10.27      CopyTele, Inc. 1993 Stock Option Plan,
                              adopted on April 28, 1993 and approved by shareholders on July 14, 1993.

               (k) 10.28      Joint Venture Contract, dated as of March 28,
                              1995, by and between Shanghai Electronic
                              Components Corp. and CopyTele, Inc.

               (k) 10.29      Technology License Agreement, dated as of
                              March 28, 1995, by and between Shanghai
                              CopyTele Electronics Co., Ltd. and CopyTele,
                              Inc.

               (l) 10.30      Amendment No. 1 to the CopyTele, Inc. 1993
                              Stock Option Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995.

                   10.31 Assignment Agreement, dated as of July 10, 1995, by and among Shanghai Electronic Components Corp., Shanghai International Trade and Investment Developing Corp. and CopyTele, Inc.

                   23.1       Consent of Arthur Andersen LLP.

                   27         Financial Data Schedule


               ------------------
               (a) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992.

               (b) Incorporated by reference to Post-Effective Amendment No. 1 to Form S-8 (Registration No. 33-49402) dated December 8, 1993.

               (c) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1987.

               (d) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1990.

               (e) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1991.

               (f) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1991.

               (g) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1991.

               (h) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1992.

               (i) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1992.

               (j) Incorporated by reference to Proxy Statement dated June 10, 1993.

               (k)  Incorporated by reference to Form 8-K dated March 28,
                    1995.

               (l) Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COPYTELE, INC.


                                   By:/s/ Denis A. Krusos
                                      -------------------------------------
                                   Denis A. Krusos
                                   Chairman of the Board and
     January 26, 1996              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                   By:/s/ Denis A. Krusos
                                      -------------------------------------
                                   Denis A. Krusos
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   and Director (Principal Executive
     January 26, 1996              Officer)

                                   By:/s/ Frank J. DiSanto
                                      -------------------------------------
                                   Frank J. DiSanto
     January 26, 1996              President and Director

                                   By:/s/ Gerald J. Bentivegna
                                      -------------------------------------
                                   Gerald J. Bentivegna
                                   Vice President - Finance,
                                   Chief Financial Officer and
                                   Director (Principal Financial
     January 26, 1996              and Accounting Officer)

                                   By:/s/ John R. Shonnard
                                      -------------------------------------
                                   John R. Shonnard
     January 26, 1996              Director

                                   By:/s/ John E. Gillies
                                      -------------------------------------
                                   John E. Gillies
     January 26, 1996              Director

     COPYTELE, INC.
     --------------
     (Development Stage Enterprise)
      ----------------------------

     INDEX TO FINANCIAL STATEMENTS
     -----------------------------
     OCTOBER 31, 1995
     ----------------


                                                            Page
                                                            ----
     Report of Independent Public Accountants               F-1

     Balance Sheets as of October 31, 1995 and 1994         F-2

     Statements of Operations for the three years
     ended October 31, 1995
     and for the period from November 5, 1982
     (inception) through October 31, 1995                   F-3

     Statements of Shareholders' Equity for the
     period from November 5, 1982
     (inception) through October 31, 1983
     and for the twelve years ended
     October 31, 1995                                   F-4 - F-7

     Statements of Cash Flows for the
     three years ended October 31, 1995
     and for the period from November 5, 1982
     (inception) through October 31, 1995                  F-8

     Notes to Financial Statements                      F-9 - F-16




     Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
     ----------------------------------------




     To CopyTele, Inc.:


           We have audited the accompanying balance sheets of CopyTele, Inc. (a Delaware corporation in the development stage -- Note 1) as of October 31, 1995 and 1994, and the related statements of operations and cash flows for each of the three years in the period ended October 31, 1995 and for the period from November 5, 1982 (inception) to October 31, 1995 and the statements of shareholders' equity for the period from November 5, 1982 (inception) through October 31, 1983 and for each of the twelve years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. as of October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1995 and for the period from November 5, 1982 (inception) to October 31, 1995, and the changes in its shareholders' equity for the period from November 5, 1982 (inception) through October 31, 1983 and for each of the twelve years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.


                                            ARTHUR ANDERSEN LLP



     New York, New York
     January 22, 1996

     COPYTELE, INC.
     --------------

     (Development Stage Enterprise)
     ------------------------------

     BALANCE SHEETS
     --------------



                                                                             October 31,           October 31,
                                                                               1995                  1994
                                                                           ------------          ------------
                                                            ASSETS
                                                            -------
CURRENT ASSETS:
  Cash (including cash equivalents and interest bearing accounts of
     $8,786,210 and $6,163,435, respectively)                               $ 8,864,293           $ 6,244,801
  Accrued interest receivable                                                    36,206                17,041
  Prepaid expenses                                                               52,451                45,994
                                                                            -----------           -----------
                                                                              8,952,950             6,307,836
PROPERTY AND EQUIPMENT (net of accumulated depreciation
  of $690,420 and $628,668, respectively)                                       235,201               207,778

INVESTMENT IN JOINT VENTURE COMPANY (Notes 1, 2 and 3)                          349,687                  -

OTHER ASSETS                                                                    157,560               98,718

DEFERRED TAX BENEFITS (net of valuation allowance of
  $15,983,000 and $13,458,000, respectively)                                       -                     -
                                                                            -----------           -----------
                                                                            $ 9,695,398           $ 6,614,332
                                                                            ===========           ===========

                                             LIABILITIES AND SHAREHOLDERS' EQUITY
                                             -------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                          $   218,954           $   163,402
  Accrued liabilities                                                            39,736                35,697
                                                                            -----------           -----------
                                                                                258,690               199,099
                                                                            -----------           -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share; authorized 500,000
    shares; no shares outstanding                                                     -                  -
  Common stock, par value $.01 per share; authorized 120,000,000
    shares; outstanding 25,955,103 and 24,837,403 shares, respectively          259,551               248,374
  Additional paid-in capital                                                 32,492,127            26,487,930
  Accumulated (deficit) during development stage                           (23,314,970)          (20,321,071)
                                                                           ------------          ------------
                                                                              9,436,708             6,415,233
                                                                           ------------          ------------
                                                                           $  9,695,398          $  6,614,332
                                                                           ============          ============



      The accompanying notes are an integral part of these balance sheets.

     COPYTELE, INC.
     --------------
     (Development Stage Enterprise)
     ------------------------------
     STATEMENTS OF OPERATIONS
     ------------------------



                                                                                                           For the Period From
                                                        For the Years Ended October 31,                    November 5, 1982
                                               ---------------------------------------------------         (inception) through
                                                 1995                 1994                  1993           October 31, 1995
                                               --------             --------              ---------        ------------------
                                               $    -             $     -                 $     -                 $    -
SALES                                           ---------           ---------                ---------               ---------

SELLING, GENERAL AND
   ADMINISTRATIVE
   EXPENSES, including
   research and
   development expenses
   of approximately
   $2,353,000,
   $2,677,000,
   $1,780,000 and
   $16,885,000,
   respectively                                3,350,125           3,651,334               2,925,627               25,980,442
                                               ---------           ---------               ---------               ----------

INTEREST INCOME                                  356,226             223,817                 162,778                2,665,472
                                               ---------           ---------               ---------               ----------

NET (LOSS)                                   ($2,993,899)        ($3,427,517)            ($2,762,849)            ($23,314,970)
                                               =========           =========               =========               ==========

NET (LOSS) PER SHARE
   OF COMMON STOCK                                 ($.12)              ($.14)                  ($.12)                  ($1.05)
                                                    ====                ====                    ====                     ====

WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING                                25,257,284          24,688,696              23,886,225               22,154,108
                                              ==========          ==========              ==========               ==========



The accompanying notes are an integral part of these statements.

     COPYTELE, INC.
     --------------
     (Development Stage Enterprise)
     ------------------------------
     STATEMENTS OF SHAREHOLDERS' EQUITY
     ----------------------------------
     FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
     ------------------------------------------------
     THROUGH OCTOBER 31, 1983 AND
     ----------------------------
     FOR THE TWELVE YEARS ENDED OCTOBER 31, 1995
     -------------------------------------------

                                                                                              Accumulated
                                                                                               (Deficit)
                                                              Common Stock       Additional      During
                                                     ----------------------------- Paid-in    Development
                                                          Shares    Par Value     Capital        Stage
                                                        ----------  ---------    ----------  -------------

BALANCE, November 5, 1982 (inception)                        -     $     -     $     -          $     -
 Sale of common stock, at par, to incorporators on
   November 8, 1982                                    1,470,000      14,700           -              -
 Sale of common stock, at $.10 per share, primarily
   to officers and employees, from November 9,
   1982 to November 30, 1982                             390,000       3,900        35,100            -
 Sale of common stock, at $2 per share, in private
   offering from January 24, 1983 to March 28, 1983      250,000       2,500       497,500            -
 Sale of common stock, at $10 per share, in public
   offering on October 6, 1983, net of underwriting
   discounts of $1 per share                             690,000       6,900     6,203,100            -
 Sale of 60,000 warrants to representative of
   underwriters, at $.001 each, in conjunction with
   public offering                                          -           -               60            -
 Costs incurred in conjunction with private and
    public offerings                                        -           -         (350,376)           -
 Net (loss) for the period                                  -           -              -          (976,919)
                                                       -----------------------------------     -----------

BALANCE, October 31, 1983                              2,800,000      28,000     6,385,384        (976,919)
 Additional costs incurred in conjunction with public
   offering                                                 -           -          (11,654)           -
 Net (loss) for the period                                  -           -              -        (1,542,384)
                                                       -----------------------------------     -----------

BALANCE, October 31, 1984                              2,800,000      28,000     6,373,730      (2,519,303)
 Common stock issued, at $12 per share, upon
   exercise of 57,200 warrants from February 5, 1985
   to October 16, 1985, net of registration costs         57,200         572       630,845            -
  Proceeds from sales of common stock by individuals
   from January 29, 1985 to October 4, 1985 under
   agreements with the Company, net of costs incurred
   by the Company                                           -           -          362,365            -
 Three-for-one stock split (A)                         5,714,400      57,144       (57,144)           -
 Net (loss) for the period                                  -           -              -        (1,745,389)
                                                       -----------------------------------      ----------

BALANCE, October 31, 1985                              8,571,600      85,716     7,309,796      (4,264,692)
 Common stock issued, at $4 per share, upon exercise
   of 2,800 warrants in December 1985                      8,400          84        33,516            -
 Additional costs incurred by the Company in
   conjunction with sales of common stock by
   individuals from January 29, 1985 to
   October 4, 1985 under agreements
   with the Company                                         -           -          (62,146)           -
 Net (loss) for the period                                  -           -              -        (1,806,696)
                                                       -----------------------------------      ----------
BALANCE, October 31, 1986                              8,580,000      85,800     7,281,166      (6,071,388)

      Continued

     COPYTELE, INC.
     --------------
     (Development Stage Enterprise)
     ------------------------------
     STATEMENTS OF SHAREHOLDERS' EQUITY
     ----------------------------------
     FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
     ------------------------------------------------

     THROUGH OCTOBER 31, 1983 AND
     ----------------------------
     FOR THE TWELVE YEARS ENDED OCTOBER 31, 1995
     -------------------------------------------
                                    Continued
                                    ---------

                                                                                              Accumulated
                                                                                               (Deficit)
                                                              Common Stock       Additional      During
                                                     ----------------------------- Paid-in    Development
                                                          Shares    Par Value     Capital        Stage
                                                        ----------  ---------    ----------  -------------
 Sale of common stock, at market, to officers on
   January 9, 1987 and April 22, 1987 and to members
   of their immediate families on July 28, 1987           67,350         674       861,726             -
 Additional costs incurred by the Company in
   conjunction with sales of common stock by
   individuals from January 29, 1985 to October
   4, 1985
   under agreements with the Company                        -           -           (1,474)            -
 Five-for-four stock split (A)                         2,161,735      21,617       (21,617)            -
 Fractional share payments in conjunction with
    five-for-
    four stock split                                        -           -           (1,345)            -
 Sale of common stock, at market, to members of
   officers'
   immediate families on September 10, 1987 and to
   officers on October 29, 1987                           64,740         647       309,601             -
 Net (loss) for the period                                  -          -              -             ( 1,401,736)
                                                      ------------------------------------      ---------------
BALANCE, October 31, 1987                             10,873,825     108,738     8,428,057          ( 7,473,124)
 Sale of common stock, at market, to members of
   officers' immediate families from
   November 24, 1987 to June 29, 1988 and
   additional contributions by officers in
   January 1988 and March 1988 related to
   adjustments to sales price of common stock on
  October 29, 1987                                       260,210       2,602     2,250,594            -
 Net (loss) for the period                                  -           -             -             ( 1,317,305)
                                                      ------------------------------------      ---------------
BALANCE, October 31, 1988                             11,134,035     111,340    10,678,651          ( 8,790,429)
 Sale of common stock, at market, to an officer on
   February 26, 1989 and to members of officers'
   immediate families from February 26, 1989
   (amended
   on March 10, 1989) to September 27, 1989              142,725       1,427     2,093,851            -
  Sale of common stock, at market, to senior level
     personnel on February 26, 1989                       29,850         299       499,689            -
  Sale of common stock, at market, to unrelated
     party on February 26, 1989 amended on
     March 10, 1989                                       35,820         358       599,627            -
  Net (loss) for the period                                 -           -             -             ( 1,101,515)
                                                      ------------------------------------      ---------------
BALANCE, October 31, 1989                             11,342,430     113,424    13,871,818          ( 9,891,944)
  Sale of common stock, at market, to members of
    officers' immediate families from November
    14, 1989 to October 15, 1990                         117,825       1,179     1,140,725            -
  Net (loss) for the period                                 -           -             -             ( 1,111,413)
                                                      ------------------------------------      ---------------
BALANCE, October 31, 1990                             11,460,255     114,603    15,012,543          (11,003,357)


    Continued

COPYTELE, INC.
---------------
(Development Stage Enterprise)
-------------------------------
STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------
FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
-------------------------------------------------
THROUGH OCTOBER 31, 1983 AND
-----------------------------
FOR THE TWELVE YEARS ENDED OCTOBER 31, 1995
--------------------------------------------
                                    Continued
                                    ---------


                                                                                                                 Accumulated
                                                                                                                  (Deficit)
                                                                           Common Stock            Additional      During
                                                                    --------------------------      Paid-in      Development
                                                                       Shares       Par Value       Capital          Stage
                                                                     ----------     ---------     -----------  --------------
  Sale of common stock, at market, to members of officers'
    immediate families on December 4, 1990                              42,540            425          329,260             -
  Two-for-one stock split (A)                                       11,502,795        115,028      (  115,028)             -
  Sale of common stock, at market, to members of officers'
    immediate families from April 26, 1991 to September 16, 1991       102,543          1,025        1,033,981             -
  Net (loss) for the period                                               -              -                -        ( 1,299,992)
                                                                   -----------      ---------      -----------     ------------
BALANCE, October 31, 1991                                           23,108,133        231,081       16,260,756     (12,303,349)
  Sale of common stock, at market, to members of officers'
    immediate families from December 16, 1991 to October
    27, 1992                                                           158,910          1,589        1,754,330             -
  Costs incurred in conjunction with registration of stock
    option plan                                                           -              -         (   33,251)             -
  Net (loss) for the period                                               -              -                -        ( 1,827,356)
                                                                   -----------     ----------      -----------      -----------
BALANCE, October 31, 1992                                           23,267,043        232,670       17,981,835     (14,130,705)
  Common stock issued upon exercise of stock options from
    December 16, 1992 to October 22, 1993 under stock option
    plan                                                             1,032,940         10,330        5,914,480             -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in September 1993                  239,000          2,390          996,774             -
  Net (loss) for the period                                               -              -                -        ( 2,762,849)
                                                                   -----------     ----------     ------------    -------------
BALANCE, October 31, 1993                                           24,538,983        245,390       24,893,089     (16,893,554)
  Cost incurred in connection with registration of stock
    option plan                                                           -              -            (50,324)             -
  Common stock issued upon exercise of stock options from
    December 22, 1993 to June 14, 1994 under stock option plan         233,200          2,332        1,273,411             -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in July 1994                        65,220            652          371,754             -
  Net (loss) for the period                                               -              -                -        ( 3,427,517)
                                                                   -----------     ----------     ------------    -------------
BALANCE, October 31, 1994                                           24,837,403        248,374       26,487,930     (20,321,071)





          Continued

     COPYTELE, INC.
     --------------
     (Development Stage Enterprise)
     ------------------------------
     STATEMENTS OF SHAREHOLDERS' EQUITY
     ----------------------------------
     FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
     ------------------------------------------------
     THROUGH OCTOBER 31, 1983 AND
     ----------------------------
     FOR THE TWELVE YEARS ENDED OCTOBER 31, 1995
     -------------------------------------------

                                    Continued

                                    ---------



                                                                                                                 Accumulated
                                                                                                                  (Deficit)
                                                                           Common Stock            Additional      During
                                                                    --------------------------      Paid-in      Development
                                                                       Shares       Par Value       Capital          Stage
                                                                     ----------     ---------     -----------  --------------
Cost incurred in connection with registration of stock
    option plan                                                           -              -         (   29,759)             -
  Common stock issued upon exercise of stock options from
    February 17, 1995 to October 30, 1995 under stock option plans     980,400          9,804        5,278,824             -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in February, July and
    September 1995                                                     137,300          1,373          755,132             -
  Net (loss) for the period                                               -              -                -       (  2,993,899)
                                                                    ----------      ---------     ------------    -------------
BALANCE, October 31, 1995                                           25,955,103      $ 259,551     $ 32,492,127    ($23,314,970)
                                                                    ==========      =========     ============     ============

(A)  Reflects cumulative effect on all share data prior to splits described in Note 5.


 The accompanying notes are an integral part of these statements.

     COPYTELE, INC.
     --------------
     (Development Stage Enterprise)
     ------------------------------
     STATEMENTS OF CASH FLOWS
     ------------------------




                                                                                                         For the Period from
                                                                  For the Years Ended October 31,         November 5, 1982
                                                            -------------------------------------------  (inception) through
                                                                1995             1994           1993      October 31, 1995
                                                              --------         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payments to suppliers, employees and consultants          ($ 3,274,894)   ($ 3,837,859)  ($ 2,724,185)      ($25,218,890)
  Interest received                                              337,061         219,727        155,459          2,629,267
  Interest paid                                                     -                -             -                  -
                                                          --------------   -------------  -------------     --------------
        Net cash (used in) operating activities             (  2,937,833)   (  3,618,132)  (  2,568,726)      ( 22,589,623)
                                                          --------------   ------------- --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of property and equipment          (     90,549)   (     51,902)  (    146,726)      (    930,262)
  Disbursements to acquire certificates of deposit
    and corporate notes and bonds                                   -               -              -          ( 12,075,191)
  Proceeds from maturities of investments                           -               -              -            12,075,191
  Investment made in Joint Venture Company                  (    367,500)           -              -          (    367,500)
                                                          --------------  -------------- --------------    ---------------
        Net cash (used in) investing activities             (    458,049)   (     51,902)  (    146,726)      (  1,297,762)
                                                          --------------  -------------- --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock and warrants, net
    of underwriting discounts of $690,000 related to
    initial public offering in October 1983                         -               -              -            17,647,369
  Proceeds from exercise of stock options and warrants,
    net of registration disbursements                          6,015,374       1,597,825      6,913,974         15,168,939
  Proceeds from sales of common stock by individuals
    under agreements with the Company, net of dis-
    bursements made by the Company                                  -               -              -               298,745
  Disbursements made in conjunction with sales of stock             -               -              -          (    362,030)
  Fractional share payments in conjunction with stock
    split                                                           -               -              -          (      1,345)
                                                           -------------  -------------- --------------    ---------------
        Net cash provided by financing activities              6,015,374       1,597,825      6,913,974         32,751,678
                                                           -------------  -------------- --------------    ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  2,619,492    (  2,072,209)     4,198,522          8,864,293

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                    6,244,801       8,317,010      4,118,488               -
                                                          --------------  -------------- --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 8,864,293     $ 6,244,801    $ 8,317,010       $  8,864,293
                                                          ==============  ============== ==============     ==============
RECONCILIATION OF NET (LOSS) TO NET CASH
  (USED IN) OPERATING ACTIVITIES:
    Net (loss)                                              ($ 2,993,899)   ($ 3,427,517)  ($ 2,762,849)      ($23,314,970)
    Pro-rata share of Joint Venture Company losses                17,813            -              -                17,813
    Depreciation                                                  62,518          56,002         27,903            695,061
    (Increase) in accrued interest receivable               (     19,165)   (      4,091)  (      7,319)      (     36,206)
    (Increase) decrease in prepaid expenses                 (      6,457)          1,950   (      3,780)      (     52,451)
    (Increase) decrease in other assets                     (     58,842)   (      1,951)         1,377       (    157,560)
    Increase (decrease) in accounts payable and
       accrued liabilities related to operating
       activities                                                 60,199    (    242,525)       175,942            258,690
                                                          --------------  --------------  -------------    ---------------

        Net cash (used in) operating activities             ($ 2,937,833)   ($ 3,618,132)  ($ 2,568,726)      ($22,589,623)
                                                          ==============  ==============  =============    ===============


The accompanying notes are an integral part of these statements.

                                 COPYTELE, INC.
                                 ---------------
                         (Development Stage Enterprise)
                         -------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          ------------------------------
                                OCTOBER 31, 1995
                                -----------------


     (1) Nature of business and funding:
         -------------------------------
          CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise, engaged in the design and development of telecommunications products incorporating its ultra high resolution charged particle (electrophoretic) flat panel display screen for the receipt, transmission and printing of text, facsimile, graphics and pictures as well as voice transmission.

          The Company's principle activities are the development of products, further enhancement of its flat panel technology, and its interest in Shanghai CopyTele Electronics Co., Ltd. (the
           "Joint Venture Company"), the Company's 55% owned joint venture in Shanghai, China, with Shanghai Electronic Components Corp. ("SECC") and Shanghai International Trade and Investment Developing Corp. ("SIT"). Since its inception, the Company has had no revenues and there is no assurance that its product, or those of the Joint Venture Company, will be accepted by the market. The success of future operations will be dependent primarily upon the sale of products incorporating the Company's flat panel technology. Furthermore, if marketable products were produced, directly or through the Joint Venture Company , there is no assurance that the Company will generate revenues in the future, will have sufficient revenues to generate a profit or that other products will not be developed by other companies that will render the products of the Company and of the Joint Venture Company obsolete. The Chairman of the Board and the President are engaged in the management and operations of the Company and the Joint Venture Company, including the technical aspects of the development of the Company's products, and are important to the future business and financial arrangements of the Company and the Joint Venture Company.

          The Company has received fifty-two patents from the United States
           Patent and Trademark Office and certain foreign patent offices, expiring at various dates between 2005 and 2014, related to the design, structure and methods of construction of the flat panel methods of operating the flat panel with certain characteristics, method of producing colored particles, applications using the flat panel, and particle generation. At the present time, additional patent applications with respect to the flat panel and particle generation are pending with the United States and certain foreign patent offices. There is no assurance that patents will be obtained for any of the pending applications. In addition, there is no assurance that any patents held or obtained will protect the Company against competitors either with or without litigation. There is also no assurance that, if the Company or the Joint Venture Company successfully develops marketable products, such products will not infringe the patents of others, or that the Company and the Joint Venture Company will not have to obtain licenses under patents of others. The
           Company believes that the aforementioned patents are significant to the future operations of the Company.

          During 1995, the Company signed a joint venture contract (the Joint
           Venture Contract) with SECC to form a joint venture in Shanghai, China with a 20 year duration. With this agreement, the Joint Venture Company, was formed with the Company owning a 55% share in capital, profits and losses. The remaining 45% is owned by two Chinese companies, SECC which owns 35% of the Joint Venture Company and SIT which owns 10% as a result of an Assignment Agreement entered into by the Company, SECC and SIT. Reference is made to Note 3 for a further discussion regarding the Joint Venture Company. Pursuant to a Technology License Agreement entered into on the same date as the Joint Venture Contract, the Company has licensed its flat panel application technology to the Joint Venture Company for exclusive use in China. The Company is solely authorized to market Joint
           Venture Company products outside of China. The Joint Venture Company may require capitalization of up to $25 million, depending upon the nature and extent of business activities.
           It is contemplated that this capitalization, if necessary, will be financed through a combination of borrowings and equity investments contributed by the Company, SECC and SIT in proportion to their respective equity interests and on terms to be agreed upon. The Company may require additional financing in order to participate in the Joint Venture Company following its initial capital contributions. No assurance can be given that the Company will be able to raise its share of the $25 million capitalization, if necessary, or that adequate financing will be available at terms and conditions favorable to the Company.

          The Company has produced a pre-production multi-functional telecommunications prototype, called Magicom , that is directed toward the higher end of its potential market. This prototype is a unique telephone based multi-functional telecommunications product incorporating the Company s flat panel and associated propriety hardware and software technology. The Company believes that the features of the prototype will position the product for the needs of the developing digital information field and various on-line services. The product would enable users to have a personal information center in a single compact unit which integrates voice communication, digital messaging, fax (transmission and paperless reception), copier, electronic handwriting, touch sensitive screen, data storage and transmission, and computer interfacing. There is no assurance, and the Company is not able to predict, if and when marketable telecommunications products incorporating the Company s flat panel technology will be produced and sold in commercial quantities.

          The Company believes that it has sufficient funds to maintain the present level of development efforts and to continue making its initial capital contributions to the Joint Venture Company into the first quarter of fiscal 1998. The National Association of Securities Dealers, Inc. (NASD) requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain its National Association of Securities Dealers, Inc. Automated Quotation National Market System ("NASDAQ-NMS") listing. The Company anticipates that it will seek additional sources of funding, when necessary, to satisfy such requirements or for other purposes. There is no assurance that such funding, if required, will be obtained. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue. See Note 12 for a more complete discussion regarding such waivers.

     (2) Summary of significant accounting policies:
         -------------------------------------------
          Cash equivalents-
          -----------------
          The Company classifies highly liquid investments with remaining maturities of three months or less at their date of purchase by the Company as cash equivalents. These cash equivalents are recorded at cost, which approximates fair market value at October 31, 1995 and 1994, respectively.

          Property and equipment-
          -----------------------

           Property and equipment, consisting primarily of engineering equipment, is stated at cost. Depreciation is calculated on a straight-line basis over five years.

          Investment in the Joint Venture Company-
          ----------------------------------------
          The Company controls four of seven votes of the Joint Venture
             Company s board of directors. However, decisions involving the Joint Venture Company require either a unanimous or two-thirds vote of the Joint Venture Company s board of directors. Since the Company has significant influence over the Joint Venture Company s operations but does not have control, the Company has reflected its investment in the Joint Venture Company under the equity method of accounting.

          Research, development and tooling costs-
          ----------------------------------------
           Research, development and tooling costs incurred by the Company are included in selling, general and administrative expenses in the year incurred.

          Net (loss) per share of common stock-
          -------------------------------------
           Net (loss) per share of common stock has been computed based on the weighted average number of shares outstanding during the periods. Such amounts and shares have been restated for stock splits declared since inception, as more fully described in
             Note 5. There are no common stock equivalents which have a dilutive effect.

          Recently issued accounting standards-
          -------------------------------------
          During October 1995, the Financial Accounting Standards Board
             issued Statement of Financial Accounting Standard ( SFAS ) No. 123, Accounting for Stock Based Compensation. This statement
                  ---------------------------------------
             establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under preexisting accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and earnings per share in the notes to financial statements. The Company has not yet determined how this pronouncement will be implemented and, accordingly, has not determined what impact this pronouncement will have on the Company's financial statements. This statement will be adopted by the Company no later than fiscal 1997.

          The Company has adopted all recently issued accounting standards which are applicable, none of which were material to the financial position or results of operations of the Company's financial statements.

     (3) Investment in Joint Venture:
         ----------------------------
          On March 28, 1995, the Company entered into the  Joint Venture
             Contract with SECC providing for the formation of Shanghai CopyTele Electronics Co., Ltd. in China for the development, manufacture and marketing of multi-functional telecommunications products utilizing the Company s flat panel and associated technology (See Note 1, Nature of business and funding). The Company has a 55% interest in the capital, profits and losses of the Joint Venture Company. The Company is required to contribute $1,225,000 in cash and technology which has been valued for purposes of the Joint Venture
             Contract at $700,000. The Joint Venture Company has not reflected the $700,000 in technology as an asset or equity investment in the condensed financial statements presented below. SECC and SIT will contribute cash aggregating $1,575,000. In June 1995, the Company made an initial capital contribution of $367,500 to the Joint Venture Company. At that time, SECC and SIT contributed a total of $472,500 as their initial capital contribution in the Joint Venture Company. The Company has reflected its investment in the Joint Venture Company under the equity method of accounting (See Note 2, Summary of significant accounting policies).

          Condensed financial information for Shanghai CopyTele Electronics
           Co., Ltd. at October 31, 1995 and for the period from May 18, 1995 (inception) through October 31, 1995, is as follows:

                      Condensed Balance Sheet

           Cash                                    $   722,170
           Land occupancy rights and other assets      325,942
                                                    ----------
                   Total Assets                     $1,048,112
                                                    ==========

           Accrued expenses                         $  240,499
           Capital                                     807,613
                                                    ----------
                   Total Liabilities and Capital    $1,048,112
                                                    ==========

                         Condensed Statement of Operations

           Net sales                                $     -
           Operating (loss)                            (35,234)
           Interest income                               2,847
                                                     ----------
                   Net (loss)                       $  (32,387)
                                                    ===========

          As of October 31, 1995, the Joint Venture Company has recorded
           $240,499 in liabilities relating to the acquisition of land rights and infrastructure fees for the new facility, which were paid subsequent to October 31, 1995.

          Subsequent to fiscal 1995, the Company contributed an additional
           $490,000 to the Joint Venture Company and SECC and SIT, in total contributed an additional $630,000. The Company is required to make an additional investment of $367,500 and SECC and SIT are required to make an additional contribution aggregating $472,500. These additional investments will be made upon mutual agreement of the Company, SECC and SIT.

     (4) Issuance of warrants:
         ---------------------
          In conjunction with the sale of its common stock to members of the immediate families of its Chairman of the Board and its President, the Company issued warrants to these individuals. In addition, the Company also issued warrants to an unrelated party (which expired in May, 1994) who purchased shares of the Company's common stock and to its former Vice President - Finance. Information regarding these warrants for the three years ended October 31, 1995, after adjustments for anti-dilutive provisions, is as follows:

                                                                     Current Weighted
                                                                     Average Exercise
                                                             Shares   Price per Share
                                                             ------   ---------------
          Shares covered by warrants at October 31, 1992   1,277,973    $  6.58
          Warrants exercised                                (239,000)   $  4.18
          Warrants expired                                   (47,500)   $  4.18
                                                         ------------
          Shares covered by warrants at October 31, 1993     991,473    $  7.27
          Warrants exercised                                 (65,220)   $  5.71
          Warrants expired                                  (256,920)   $  7.90
                                                         ------------
          Shares covered by warrants at October 31, 1994     669,333    $  7.15
          Warrants exercised                                (137,300)   $  5.51
          Warrants expired                                  (105,700)   $  5.82
                                                         ------------
          Shares covered by warrants at October 31, 1995      426,333   $  7.79
                                                         ============   =======


          The exercise price of all of the aforementioned warrants represented the fair market value of the underlying common stock on the day preceding issuance of such warrants. These warrants are exercisable for five years commencing ninety days from the date of issuance. As of October 31, 1995, all of the warrants to purchase shares of common stock issued and outstanding were exercisable.

          On January 11, 1996, warrants to purchase 53,200 of the Company s stock were exercised at an exercise price of $3.75 per share.

     (5) Stock splits:
         -------------
          On October 4, 1985, the Company declared a three-for-one stock split, effected in the form of a 200% stock dividend, payable on November 8, 1985 to shareholders of record as of October 15, 1985. On August 13, 1987, the Company declared a five-for-four stock split, effected in the form of a 25% stock dividend, payable on September 15, 1987 to shareholders of record as of August 31, 1987. On February 12, 1991, the Company declared a two-for-one stock split, effected in the form of a 100% stock dividend, payable on March 18, 1991 to shareholders of record as of February 25, 1991. The weighted average number of shares outstanding and net loss per share amounts in the accompanying financial statements have been restated to reflect these stock splits.

     (6) Preferred stock:
         ----------------
          On May 29, 1986, the Company's shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board. Management of the Company currently has no definitive plan or agreements for issuance of any of the preferred stock.

     (7) Stock option plans:
         -------------------
          In May 1987 the Company's shareholders approved a stock option plan (the "1987 Plan") which, after giving consideration to the five-for-four and two-for-one stock splits described in Note 5 as well as an amendment approved by shareholders in May 1990 to increase the number of shares issuable under the 1987 Plan, provided for the purchase of 4,500,000 shares of common stock. The 1987 Plan provided for the granting of incentive stock options to key employees and nonqualified options to key employees, consultants and directors of the Company. The option price was determined by the Board of Directors, but with respect to incentive stock options the option price could not be less than the fair market value at the date of grant. The stock options are exercisable over a period not to exceed 10 years, also as determined by the Board of Directors. In July 1992, the Company registered the shares of common stock covered by the 1987 Plan. Upon the approval of the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan") by the Company's shareholders in July 1993, the 1987 Plan was terminated with respect to the grant of future options.

          Information regarding the 1987 Plan for the three years ended
           October 31, 1995 is as follows:

                                                              Range of Option
                                                    Shares    Price per Share
                                                    ------    ---------------
          Shares under option at October 31, 1992   2,491,500    $  3.88 - $13.88
          Granted                                     462,500    $  9.75 - $11.25
          Exercised                                (1,032,940)   $  3.88 - $11.25
                                                   ----------
          Shares under option at October 31, 1993   1,921,060    $  3.88 - $13.88
          Exercised                                  (233,200)   $  4.94 - $ 5.50
                                                   ----------
          Shares under option at October 31, 1994   1,687,860    $  3.88 - $13.88
          Exercised                                  (631,000)   $  3.88 - $ 5.50
          Cancelled                                  (172,800)   $  5.50 - $11.25
                                                   ----------
          Shares under option at October 31, 1995     884,060    $  4.19 - $13.88
                                                   ==========    ================

          The exercise price with respect to all of the options granted under the 1987 Plan from its inception was at least equal to the fair market value of the underlying common stock on the date of grant. As of October 31, 1995, all of the options to purchase shares of common stock granted and outstanding under the 1987 Plan were exercisable. From November 1, 1995 through January 22, 1996 options to purchase 197,700 shares of the Company stock were exercised at a price range of $4.19 to $5.50 per share.

          On July 14, 1993, the Company's shareholders approved the 1993
           Plan which had been adopted by the Company's Board of Directors on April 28, 1993. The 1993 Plan was amended on May 3, 1995 to, among other things, increase the number of shares of the Company s common stock available for issuance pursuant to grants thereunder from 3,000,000 to 7,000,000. The 1993 Plan provides for the granting of stock options to purchase shares of common stock of the Company or stock appreciation rights up to the aggregate of 7,000,000 shares. Incentive options and rights may be granted to key employees and nonqualified options and rights may be granted to key employees and consultants of the Company. As amended, nonqualified options to purchase 20,000 shares of common stock will be granted annually to each re-elected nonemployee director of the Company and 10,000 shares to each newly elected non-employee director. The 1993 Plan is administered by the Stock Option Committee, which determines the option price, term and provisions of each option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares and incentive stock options will not be exercisable for more than 10 years.

          Information regarding the 1993 Plan from April 28, 1993 (plan's inception) through October 31, 1995 is as follows:

                                                                Range of Option
                                                     Shares     Price per Share
                                                     ------     ---------------
          Shares under option at April 27, 1993         -              -
          Granted                                  1,215,000     $13.75 - $17.00
                                                   ---------
          Shares under option at October 31, 1993  1,215,000     $13.75 - $17.00
          Granted                                  1,221,000     $ 4.88 - $17.00
          Cancelled                                 (205,000)    $11.50 - $13.75
                                                   ---------
          Shares under option at October 31, 1994  2,231,000     $ 4.88 - $17.00
          Granted                                  2,625,000     $ 4.88 - $ 9.00
          Exercised                                 (349,400)    $ 4.88 - $ 6.31
          Cancelled                                  (60,000)    $ 5.63 - $11.50
                                                   ---------
          Shares under option at October 31, 1995  4,446,600     $ 4.88 - $17.00
                                                   =========     ===============

          The exercise price with respect to all of the options granted under the 1993 Plan from its inception was at least equal to the fair market value of the underlying common stock on the grant date. As of October 31, 1995, 2,796,600 of the options to purchase shares of common stock granted and outstanding under the 1993 Plan are exercisable. At October 31, 1995, 2,204,000 options were available for future grants under the 1993 Plan.

          From November 1, 1995 through January 22, 1996, options to purchase 84,150 shares of the Company stock were exercised at a price range of $4.88 to $7.88 per share. In November 1995, the Company granted 160,000 options to purchase the Company s common stock pursuant to the 1993 Plan.

     (8) Commitments and contingencies:
         ------------------------------
          Leases-
          -------
           In June 1995, the Company modified and extended its current lease for office and laboratory research facilities with its landlord, an unrelated party. The current lease, which had an original expiration of November 30, 1996 for approximately 6,900 square feet, was extended to November 30, 1998 and modified to increase the rented space to approximately 9,050 square feet. The lease now contains base rentals of approximately $145,000 per annum as well as escalation clauses for increases in certain operating costs, for a total cost aggregating approximately $151,000 per annum. The Company has the right to cancel the lease as of November 30, 1996 and November 30, 1997. Such cancellation would not result in any material liabilities.

           Rent expense for the years ended October 31, 1995, 1994, 1993 and for the period from November 5, 1982 (inception) through October 31, 1995 was approximately $130,000, $120,000,
             $120,000 and $1,340,000, respectively.

          Key man life insurance-
          -----------------------

           The Company maintains key man life insurance, aggregating
             $1,500,000 insuring the lives of its Chairman of the Board and its President. The Company is the beneficiary under these
             policies.   Annual expenses relating to the maintenance of
             this insurance aggregated approximately $27,000.

          Purchases-
          ----------

           At October 31, 1995, the Company has a commitment to purchase $124,000 of lab equipment.

     (9) Employees' pension plan:
         ------------------------

          The Company adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of its present employees. Contributions, which are made to a trust, are based upon specified percentages of compensation, as defined in the plan. Pension cost, which approximated $50,000, $43,000, $30,000 and $373,000 for the years ended October 31, 1995, 1994 and 1993 and in the period from the inception of the plan through October 31, 1995, respectively, has been accrued and funded on a current basis.

     (10) Accrued liabilities:
          --------------------
           Accrued liabilities at October 31, 1995 and 1994 consisted of the following:

                                                1995      1994
                                              --------  --------

             Payroll and related taxes       $ 30,376   $30,237
             Other taxes                        9,360     5,460
                                           --------------------
                                             $ 39,736  $ 35,697
                                               ======    ======

     (11) Income taxes:
          -------------
          The Company adopted the provisions of SFAS No. 109, Accounting
                                                              ----------
           for Income Taxes, retroactively effective to November 1, 1992.
           ----------------
           The implementation of SFAS No. 109 did not have a material impact on the Company's financial statements. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

          Deferred tax benefits at October 31, 1995 and 1994, which are fully offset by valuation allowances, primarily represent the estimated future tax effects of Federal net operating loss and tax credit carryforwards aggregating approximately $13,018,000 and $10,969,000, respectively, and the estimated future tax effects of New York State net operating loss and tax credit carryforwards aggregating approximately $2,965,000 and $2,489,000, respectively.

          At October 31, 1995, the Company had tax net operating loss and tax credit carryforwards of approximately $34,230,000 and $1,045,000, respectively, available, within statutory limits, to offset future regular Federal corporate taxable income and taxes payable, if any, respectively. The tax net operating loss and tax credit carryforwards expire at various dates between 1998 and 2010. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

          The principal differences between the net loss for financial statement purposes and the tax net operating loss attributable to the year ended October 31, 1995 were deductions for tax purposes of option holders' income related to stock option exercises aggregating approximately $2,490,000. If the tax benefits are ultimately realized relating to deductions of option holders' income, those benefits will be credited directly to additional paid-in capital.

          At October 31, 1995, the Company had adjusted tax net operating loss and tax credit carryforwards of approximately $30,029,000 and $24,000, respectively, available to offset future Federal corporate alternative minimum taxable income and taxes payable, within statutory limits, if the Company is subject to such taxes. These tax net operating loss and tax credit carryforwards expire at various dates between 1998 and 2010.

          If alternative minimum taxes are paid, the Company may receive an additional tax credit, available to reduce future regular taxes, in the amount of alternative minimum taxes paid in excess of regular taxes.

          The Company had tax net operating loss and tax credit carryforwards of approximately $32,616,000 and $30,000, respectively, at October 31, 1995, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 1998 and 2010 and the tax credit carryforwards expire between 1999 and 2005.

          During the years ended October 31, 1995, 1994, 1993 and the period from November 5, 1982 (inception) through October 31, 1995, the Company incurred no Federal and no material State income taxes.

     (12) Selling, general and administrative expenses:
          ---------------------------------------------
          While there is no formal agreement, the Company's Chairman of the Board and its President have waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1985. The aggregate annual expenses for these individuals at the time of such waivers was approximately $325,000.

          Four other individuals, including an officer and senior level personnel, then employed at the Company, waived any and all rights to receive salary and related pension benefits for the period from January 1987 through December 1990. While there are no formal agreements, commencing January 1991, these individuals waived such rights for an undetermined period of time and they did not receive salary or related pension benefits through December 1992. The three senior level personnel continued to waive such rights commencing in January 1993 for an undetermined period of time. Additionally, in February 1993, two former consultants to the Company became employees, one of whom has since resigned, and also waived such salary and benefit rights for an undetermined period of time. The aggregate annual expense for these five individuals, then employed at the Company, at the time of their respective initial waivers was approximately $440,000.

          The Company does not contemplate the retroactive reinstatement of any of the salary or related pension benefit waivers indicated above.

                                  EXHIBIT INDEX
          Exhibit
     Ref. Number         Description
     ---- -------        -----------
     (a)  3.1       Certificate of Incorporation, as amended.

     (b)  3.2       By-laws, as amended and restated.

     (c)  10.1      Stock Option Plan, adopted on April 1, 1987 and
                    approved by shareholders on May 27, 1987.

     (d)  10.2      Amendment to Stock Option Plan, adopted on March 12,
                    1990 and approved by shareholders on May 24, 1990.

     (d)  10.3      Stock Purchase Warrant, dated December 4, 1990, between
                    the Registrant and Denis Z. Krusos.

     (d)  10.4      Stock Purchase Warrant, dated December 4, 1990, between
                    the Registrant and Daniel A. DiSanto.

     (d)  10.5      Stock Purchase Warrant, dated December 4, 1990, between
                    the Registrant and Peri D. Krusos.

     (e)  10.6      Stock Purchase Warrant, dated April 26, 1991, between
                    the Registrant and Denis Z. Krusos.

     (e)  10.7      Stock Purchase Warrant, dated April 26, 1991, between
                    the Registrant and Daniel A. DiSanto.

     (e)  10.8      Stock Purchase Warrant, dated April 26, 1991, between
                    the Registrant and Peri D. Krusos.

     (f)  10.9      Stock Purchase Warrant, dated July 15, 1991, between
                    the Registrant and Denis Z. Krusos.

     (f)  10.10     Stock Purchase Warrant, dated July 15, 1991,
                    between the Registrant and Daniel A. DiSanto.

     (f)  10.11     Stock Purchase Warrant, dated July 15, 1991,
                    between the Registrant and Peri D. Krusos.

     (g)  10.12     Stock Purchase Warrant, dated September 16, 1991,
                    between the Registrant and Denis Z. Krusos.

     (g)  10.13     Stock Purchase Warrant, dated September 16, 1991,
                    between the Registrant and Daniel A. DiSanto.

     (g)  10.14          Stock Purchase Warrant, dated September 16, 1991,
                         between the Registrant and Peri D. Krusos.

     (g)  10.15          Stock Purchase Warrant, dated December 16, 1991,
                         between the Registrant and Denis Z. Krusos.

     (g)  10.16          Stock Purchase Warrant, dated December 16, 1991,
                         between the Registrant and Daniel A. DiSanto.

     (g)  10.17          Stock Purchase Warrant, dated December 16, 1991,
                         between the Registrant and Peri D. Krusos.

     (h)  10.18          Stock Purchase Warrant, dated March 12, 1992,
                         between the Registrant and Denis Z. Krusos.

     (h)  10.19          Stock Purchase Warrant, dated March 12, 1992,
                         between the Registrant and Daniel A. DiSanto.

     (h)  10.20          Stock Purchase Warrant, dated March 12, 1992,
                         between the Registrant and Peri D. Krusos.

     (a)  10.21          Stock Purchase Warrant, dated July 24, 1992,
                         between the Registrant and Denis Z. Krusos.

     (a)  10.22          Stock Purchase Warrant, dated July 24, 1992,
                         between the Registrant and Daniel A. DiSanto.

     (a)  10.23          Stock Purchase Warrant, dated July 24, 1992,
                         between the Registrant and Peri D. Krusos.

     (i)  10.24          Stock Purchase Warrant, dated October 27, 1992,
                         between the Registrant and Denis Z. Krusos.

     (i)  10.25          Stock Purchase Warrant, dated October 27, 1992,
                         between the Registrant and Daniel A. DiSanto.

     (i)  10.26          Stock Purchase Warrant, dated October 27, 1992,
                         between the Registrant and Peri D. Krusos.

     (j)  10.27          CopyTele, Inc. 1993 Stock Option Plan, adopted on
                         April 28, 1993 and approved by shareholders on July 14, 1993.

     (k)  10.28          Joint Venture Contract, dated as of March 28,
                         1995, by and between Shanghai Electronic
                         Components Corp. and CopyTele, Inc.

     (k)  10.29          Technology License Agreement, dated as of March
                         28, 1995, by and between Shanghai CopyTele
                         Electronics Co., Ltd. and CopyTele, Inc.

     (l)  10.30          Amendment No. 1 to the CopyTele, Inc. 1993 Stock
                         Option Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995.

          10.31 Assignment Agreement, dated as of July 10, 1995, by and among Shanghai Electronic Components Corp., Shanghai International Trade and Investment Developing Corp. and CopyTele, Inc.

          23.1           Consent of Arthur Andersen LLP.

          27             Financial Data Schedule


     ------------------
     (a) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992.
     (b) Incorporated by reference to Post-Effective Amendment No. 1 to Form S-8 (Registration No. 33-49402) dated December 8, 1993.
     (c) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1987.
     (d) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1990.
     (e) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1991.
     (f) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1991.
     (g) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1991.
     (h) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1992.
     (i) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1992.
     (j)  Incorporated by reference to Proxy Statement dated June 10, 1993.
     (k)  Incorporated by reference to Form 8-K dated March 28, 1995.
     (l) Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.