Form 10-Q
period 1996-01-31
COPYTELE INC
filed 1996-03-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    January 31, 1996
                              --------------------------------------------------

Commission file number   0-11254
                      ----------------------------------------------------------


                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      11-2622630
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                   identification no.)

       900 Walt Whitman Road
       Huntington Station, NY                         11746
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

                                 (516) 549-5900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing reqirements for the past 90 days.

                          Yes  X         No
                              ---           ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Number of shares of common stock,
          par value $.01 per share, outstanding
          as of March 11, 1996                                26,659,733 shares
                                                              -----------------

                                TABLE OF CONTENTS


Part I.        FINANCIAL INFORMATION

Item 1.        Financial Statements.

               Condensed Balance Sheets (Unaudited) as of January 31, 1996 and October 31, 1995

               Condensed Statements of Operations (Unaudited) for the three-months ended January 31, 1996 and January 31, 1995, and for the period from November 5, 1982 (Inception) through January 31, 1996

               Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through January 31, 1996

               Condensed Statements of Cash Flows (Unaudited) for the three-months ended January 31, 1996 and January 31, 1995, and for the period from November 5, 1982 (Inception) through January 31, 1996

               Notes to Condensed Financial Statements (Unaudited)

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.

               Signatures.

                            Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprises)
                         -------------------------------
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                      ------------------------------------

                                                                                                     January 31,         October 31,
                                                                                                        1996                1995
                                                                                                        ----                ----
                                        ASSETS
                                        ------

CURRENT ASSETS:
   Cash (including cash equivalents and interest bearing
    accounts of $10,109,615 and $8,786,210, respectively)                                           $10,177,938          $8,864,293
   Accrued interest receivable                                                                           23,659              36,206
   Prepaid expenses and other current assets                                                             54,767              52,451
                                                                                                   ------------        ------------
                                                                                                     10,256,364           8,952,950

PROPERTY AND EQUIPMENT (net of accumulated depreciation
   and amortization of $709,144 and $690,420, respectively)                                             225,083             235,201
INVESTMENT IN JOINT VENTURE COMPANY (Note 2)                                                            826,815             349,687
OTHER ASSETS                                                                                            157,646             157,560
DEFERRED TAX BENEFITS (net of valuation allowance of
   $17,280,000 and $15,983,000, respectively)                                                               --                  --
                                                                                                   ------------        ------------
                                                                                                   $ 11,465,908        $  9,695,398
                                                                                                   ============        ============


                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                                $    376,376        $    218,954
   Accrued liabilities                                                                                   66,429              39,736
                                                                                                   ------------        ------------
                                                                                                        442,805             258,690
                                                                                                   ------------        ------------


SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; authorized
    500,000 shares; no shares outstanding                                                                  --                  --
   Common stock, par value $.01 per share; authorized
    120,000,000 shares; outstanding 26,418,153 and
    25,955,103 shares, respectively                                                                     264,182             259,551
   Additional paid-in capital                                                                        35,045,210          32,492,127
   Accumulated (deficit) during development stage                                                   (24,286,289)        (23,314,970)
                                                                                                   ------------        ------------
                                                                                                     11,023,103           9,436,708
                                                                                                   ------------        ------------
                                                                                                   $ 11,465,908        $  9,695,398
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



                                    COPYTELE, INC.
                                    --------------
                            (Development Stage Enterprise)
                            ------------------------------
                    CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                    ----------------------------------------------

                                                                                                                 For the period from
                                                                                    For the three months           November 5, 1982
                                                                                      ended January 31,          (inception) through
                                                                               --------------------------------
                                                                                  1996                 1995         January 31, 1996
                                                                               --------------------------------  -------------------
SALES                                                                          $      --           $      --           $       --
                                                                               -----------         ------------        ------------

SELLING,GENERAL AND ADMINISTRATIVE EXPENSES, including
 research and development
 expenses of approximately $767,000,
 $479,000 and $17,652,000, respectively                                          1,088,268             740,551           27,068,710
                                                                               -----------         -----------         ------------

INTEREST INCOME                                                                    116,949              69,265            2,782,421
                                                                               -----------         -----------         ------------

NET (LOSS)                                                                     ($  971,319)        ($  671,286)        ($24,286,289)
                                                                               ===========         ===========         ============

NET (LOSS) PER SHARE OF COMMON STOCK                                           ($     0.04)        ($     0.03)        ($      1.09)
                                                                               ===========         ===========         ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                   26,167,725          24,837,403           22,230,526
                                                                               ===========         ===========         ============

         The accompanying notes to condensed financial statements are an integral part of these statements.



                                 COPYTELE, INC.
                                 --------------
                         (Development State Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
                ------------------------------------------------
                      THROUGH JANUARY 31, 1996 (UNAUDITED)
                      ------------------------------------

                                                                                                    Accumulated
                                                                                                     (Deficit)
                                                            Common Stock             Additional        During
                                                            ------------              Paid-in        Development
                                                         Shares     Par Value         Capital          Stage
                                                         ------     ---------         -------          -----
BALANCE, November 5, 1982 (inception)                          -     $     -        $     -          $    -
     Sale of common stock, at par, to
     incorporators on November 8, 1982                 1,470,000      14,700              -               -
Sale of common stock, at $.10 per share,
     primarily to officers and employees from
     November 9, 1982 to November 30, 1982               390,000       3,900         35,100               -
Sale of common stock, at $2 per share, in
     private offering from January 24, 1983
     to March 28, 1983                                   250,000       2,500        497,500               -
Sale of common stock, at $10 per share, in
     public offering on October 6, 1983, net
     of underwriting discounts of $1 per share           690,000       6,900      6,203,100               -
Sale of 60,000 warrants to representative of
     underwriters, at $.001 each, in
     conjunction with public offering                          -           -             60               -
Costs incurred in conjunction with private
     and public offerings                                      -           -       (362,030)              -
Common stock issued, at $12 per share, upon
     exercise of 57,200 warrants from
     February 5, 1985 to October 16, 1985,
     net of registration costs                            57,200         572        630,845               -
Proceeds from sales of common stock by
     individuals from January 29, 1985
     to October 4, 1985 under agreements with
     the Company, net of costs incurred
     by the Company                                            -           -        298,745               -
Restatement as of October 31, 1985 for three-
     for-one stock split                               5,714,400      57,144        (57,144)              -
Common stock issued, at $4 per share, upon
     exercise of 2,800 warrants in December
     1985                                                  8,400          84         33,516               -
Sale of common stock, at market, to officers
     on January 9, 1987 and April 22, 1987 and
     to members of their immediate families on
     July 28, 1987                                        67,350         674        861,726               -
Restatement as of July 31, 1987 for five-for-
     four stock split                                  2,161,735      21,617        (21,617)              -
Fractional share payments in conjunction with
     five-for-four stock split                                 -           -         (1,345)              -
Sale of common stock, at market, to members of
     officers' immediate families from September
     10, 1987 to December 4, 1990 and to officers
     on October 29, 1987 and February 26, 1989           628,040       6,280      6,124,031               -
Sale of common stock, at market, to senior level
     personnel on February 26, 1989                       29,850         299        499,689               -

                                  (continued)


                                 COPYTELE, INC.
                                 --------------
                         (Development State Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
                ------------------------------------------------
                      THROUGH JANUARY 31, 1996 (UNAUDITED)
                      ------------------------------------

                                   Continued
                                   ---------

                                                                                                    Accumulated
                                                                                                     (Deficit)
                                                            Common Stock             Additional        During
                                                            ------------              Paid-in        Development
                                                         Shares     Par Value         Capital          Stage
                                                         ------     ---------         -------          -----

Sale of common stock, at market, to unrelated
        party on February 26, 1989 amended on March
        10, 1989                                          35,820         358        599,627             -
Restatement as of January 31, 1991 for two-for-
        one stock split                               11,502,795     115,028       (115,028)            -
Sale of common stock, at market, to members of
        officers' immediate families from April 26,
        1991 to October 27, 1992                         261,453       2,614      2,788,311             -
Common stock issued upon exercise of warrants by
        members of officers' immediate families on
        various dates from September 1993 through
        January 1996                                     494,720       4,948      2,322,629             -
Common stock issued upon exercise of stock options
        from December 16, 1992 to January 31, 1996
        under stock option plans, net of registration
        costs                                          2,656,390      26,564     14,707,495             -
Accumulated (deficit) during development stage                 -           -              -  ( 24,286,289)
                                                      ----------    --------    -----------  ------------
BALANCE, Janaury 31, 1996                             26,418,153    $264,182    $35,045,210  ($24,286,289)
                                                      ==========    ========    ===========   ===========

          The accompanying notes to condensed financial statements are an integral part of this statement.


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ---------------------------------------------


                                                             For the three                    For the
                                                             months ended                   period from
                                                              January 31,                 November 5, 1982
                                                              -----------               (inception) through
                                                         1996             1995           January 31, 1996
                                                  ---------------------------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and
      consultants                                 ($     879,112)     ($    627,593)      ($ 26,098,002)
   Interest received                                     129,496             64,122           2,758,763
                                                   -------------       ------------        ------------

        Net cash (used in) operating activities   (      749,616)     (     563,471)      (  23,339,239)
                                                   -------------       ------------        ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equip-
      ment                                        (        4,453)     (      12,079)      (     934,715)
   Disbursements to acquire certificates of
      deposit and corporate notes and bonds                -                  -           (  12,075,191)
   Proceeds from maturities of investments                 -                  -              12,075,191
   Investment made in Joint Venture Company       (      490,000)             -           (     857,500)
                                                   -------------       ------------        ------------
        Net cash (used in) investing activities   (      494,453)     (      12,079)      (   1,792,215)
                                                   -------------       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock and
      warrants, net of underwriting discounts
      of $690,000 relating to initial public
      offering in October 1983                             -                  -              17,647,369
   Proceeds from exercise of stock options and
      warrants, net of registration disbursements      2,557,714              -              17,726,653
   Proceeds from sales of common stock by
      individuals under agreements with the
      Company, net of disbursements made by
      the Company                                          -                  -                 298,745
   Disbursements made in conjunction with
      sales of stock                                       -                  -           (     362,030)
   Fractional share payments in conjunction
      with stock split                                     -                  -           (       1,345)
                                                    ------------      -------------        ------------

        Net cash provided by financing activities      2,557,714              -              35,309,392
                                                    ------------      -------------        ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    1,313,645     (      575,550)         10,177,938
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                           8,864,293          6,244,801               -
                                                    ------------      -------------        ------------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                        $ 10,177,938      $   5,669,251        $ 10,177,938
                                                    ============      =============        ============

                                   Continued

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ---------------------------------------------

                                   Continued
                                   ---------

                                                             For the three                    For the
                                                             months ended                   period from
                                                              January 31,                 November 5, 1982
                                                              -----------               (inception) through
                                                         1996             1995           January 31, 1996
                                                  ---------------------------------      ----------------
RECONCILIATION OF NET (LOSS) TO NET CASH
   (USED IN) OPERATING ACTIVITIES:
      Net (loss)                                  ($     971,319)      ($     671,286)    ($  24,286,289)
      Pro-rata share of Joint Venture Company
        losses                                            12,872                    -             30,685
      Depreciation and amortization                       18,724               14,721            713,785
      (Increase) Decrease in accrued interest
        receivable                                        12,547       (        5,143)    (       23,659)
      (Increase) Decrease in prepaid expenses
        and other current assets                  (        2,316)              12,377     (       54,767)
      Decrease (Increase) in other assets         (           86)      (        5,455)    (      157,646)
      Increase (Decrease) in accounts payable and
        accrued liabilities related to operating
        activities                                       179,962               91,315            438,652
                                                   -------------        -------------      -------------
        Net cash (used in) operating activites    ($     749,616)      ($     563,471)    ($  23,339,239)
                                                   =============        =============       ============

         The accompanying notes to condensed financial statements are an integral part of these statements.


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                          JANUARY 31, 1996 (UNAUDITED)
                          ----------------------------


(1)     Summary of significant accounting policies and other
        disclosures:
        ------------

        During 1995, the Company signed a joint venture contract (the "Joint Venture Contract") with Shanghai Electronic Components Corp. ("SECC") to form a joint venture in Shanghai, China with a 20 year duration. With this contract, a joint venture company, Shanghai CopyTele Electronics Co., Ltd., (the "Joint Venture Company" or "Joint Venture") was formed with the Company owning a 55% interest in capital and profits. The remaining 45% is owned by SECC, 35%, and Shanghai International Trade and Investment Developing Corp. ("SIT"), 10% (See Note 2, Investment in Joint Venture). The Company, pursuant to a Technology License Agreement entered into on the same date as the Joint Venture Contract, has licensed its flat panel application technology to the Joint Venture Company for exclusive use in China. It is contemplated that the Joint Venture, in conjunction with the Company and SECC, will develop, manufacture and market products worldwide in the telecommunications field. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion involving the Joint Venture Contract.

        The Company has produced a pre-production multi-functional telecommunications prototype, called "Magicom"TM, that is directed toward the higher end of its potential market. This prototype is a unique telephone based multi-functional telecommunications product incorporating the Company's flat panel and associated proprietary hardware and software technology. The Company believes that the features of the prototype will position the product for the needs of the developing digital information field and various on-line services.

        Reference is made to the October 31, 1995 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, for more extensive disclosures than contained in these condensed financial statements.

        The Company has reflected its investment in the Joint Venture Company under the equity method of accounting in the accompanying condensed financial statements. Under the Joint Venture Contract, the Company controls four of the seven votes of the Joint Venture Company's board of directors. Under certain circumstances, decisions involving the Joint Venture Company require either a unanimous or two-thirds vote of the Joint Venture Company's board of directors.

        The information for the three month periods ended January 31, 1996 and 1995 and for the period from November 5, 1982 (inception) through January 31, 1996 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for interim periods may not necessarily reflect the annual operations of the Company.

        The Company invests principally in short term highly liquid financial instruments with maturities of less than three months, which have been classified as cash equivalents in the accompanying condensed balance sheets. The cost of these investments approximates market value.

        The Company has not yet determined how Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation will be implemented and, accordingly, has not yet determined what impact it will have on the Company's financial statements. This statement will be adopted by the Company no later than fiscal 1997. The Company has adopted all other recently issued accounting standards which have a material impact on its condensed financial statements.

(2)     Investment in Joint Venture:
        ----------------------------

        The Company is required to contribute $1,225,000 in cash and technology which has been valued for purposes of the Joint Venture Contract at $700,000. The Joint Venture Company does not reflect the $700,000 in technology as an asset or equity investment in the condensed financial statements presented below. The Company will recognize losses on the Joint Venture to the extent of its cash investment. SECC and SIT will contribute cash aggregating $1,575,000. As of March 11, 1996, the Company and the other parties have contributed cash of $857,500 and $1,102,500, respectively. The balance of the required contributions will be made at such time as the Company, SECC and SIT mutually agree. The Company has reflected its investment in the Joint Venture Company under the equity method of accounting (See Note 1, Summary of significant accounting policies and other disclosures).

        Condensed financial information for Shanghai CopyTele
        Electronics Co., Ltd. at January 31, 1996 and for the three month period ended January 31, 1996:

                             Condensed Balance Sheet
                             -----------------------
                                   (Unaudited)

        Cash                                          $1,565,116
        Land occupancy rights                            309,547
        Fixed assets and
         construction in
         progress                                         80,389
                                                      ----------
           Total Assets                               $1,955,052
                                                      ==========
        Accrued expenses                              $   50,842
        Capital                                        1,904,210
                                                      ----------
           Total Liabilities
            and Capital                               $1,955,052
                                                      ==========

                        Condensed Statement of Operations
                        ---------------------------------
                                   (Unaudited)

        Net sales                                       $      -
        Operating (loss)                               (  26,793)
        Interest income                                    3,390
                                                        --------
           Net (Loss)                                  ($ 23,403)
                                                        ========


(3)     Stock option plans:
        -------------------

        Information regarding the Company's stock option plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), from October 31, 1995 to January 31, 1996, after adjustments for applicable stock splits, is as follows:

                                                                 Range of Option
                                                   Shares        Price Per Share
                                                   ------        ---------------
        Shares under option at
        October 31, 1995                           884,060       $ 4.19 - $13.88
        Exercised                               (  219,700)      $ 4.19 - $ 8.50
                                                 ---------
        Shares under option at
        January 31, 1996                           664,360       $ 4.19 - $13.88
                                                 =========       ===============


        The exercise price with respect to all of the options granted under the 1987 Plan from its inception was at least equal to the fair market value of the underlying common stock of the Company (the "Common Stock") on the date of grant. As of January 31, 1996, all of the options to purchase shares of Common Stock granted and outstanding under the 1987 Plan were exercisable. Upon the approval of the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan") by the Company's shareholders in July 1993, which had been adopted by the Company's Board of Directors on April 28, 1993, the 1987 Plan was terminated with respect to the grant of future options. The 1993 Plan was amended as of May 3, 1995 to, among other things, increase the number of shares of the Company's Common Stock available for issuance pursuant to grants thereunder from 3 million to 7 million.

        During February 1996, the Company received proceeds aggregating approximately $225,000 relating to the exercise of options to purchase 40,500 shares of Common Stock pursuant to the 1987 Plan.

        Information regarding the 1993 Plan from October 31, 1995 to January 31, 1996 is as follows:

                                                               Range of Option
                                           Shares              Price Per Share
                                           ------              ---------------
        Shares under option
        at October 31, 1995              4,446,600             $ 4.88 - $17.00

        Granted                            160,000                  $9.50

        Exercised                        ( 190,150)            $ 4.88 - $ 7.88
                                          --------

        Shares under option
        at January 31, 1996              4,416,450             $ 4.88 - $17.00
                                         =========             ===============

        The exercise price with respect to all of the options granted under the 1993 Plan from its inception was at least equal to the fair market value of the underlying Common Stock on the grant date. As of January 31, 1996, 2,756,450 of the options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable. At that date, 2,044,000 options were available for future grants under the 1993 Plan.

        As of March 11, 1996, 2,790,450 of the options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable.

        During February 1996 and through March 11, 1996, the Company received proceeds aggregating approximately $730,000 relating to the exercise of options to purchase 116,000 shares of Common Stock pursuant to the 1993 Plan.

(4)  Warrants to purchase common stock:
     ----------------------------------

        Information from October 31, 1995 to January 31, 1996 regarding warrants previously issued by the Company, primarily to members of the immediate families of its Chairman of the Board and its President in conjunction with the sale of its Common Stock, after adjustments for anti-dilutive provisions, is as follows:

                                                           Current Weighted
                                                           Average Exercise
                                         Shares            Price Per Share
                                         ------            ---------------
        Shares covered by
          warrants at
          October 31, 1995                426,333              $7.79

        Warrants exercised               ( 53,200)             $3.75

        Warrants expired                 ( 26,600)             $3.75
                                          -------
        Shares covered by
          warrants at
          January 31, 1996                346,533              $8.71
                                         ========              =====

        The exercise price of all of the warrants was at least equal to the fair market value of the underlying Common Stock on the date of issuance of such warrants. As of January 31, 1996, all of the warrants to purchase shares of Common Stock issued and outstanding were exercisable.

        On March 4, 1996, warrants to purchase 85,080 shares of Common Stock were exercised at an exercise price of $3.875 per share.

Item 2.        Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations.
               ------------------------------------

The Company, which is a development stage enterprise, was incorporated on November 5, 1982 and has had no revenues to support its operations since its inception. The Company's principal activities are the development of products, further enhancements of its flat panel and its interest in Shanghai CopyTele Electronics Co., Ltd., the Company's 55% owned joint venture in Shanghai, China, which is accounted for under the equity method of accounting. See Notes 1 and 2 to the Company's financial statements. There is no assurance, and the Company is not able to predict, if and when marketable telecommunications products incorporating the Company's flat panel technology will be produced or sold in commercial quantities. Even if the Company were to produce marketable products, directly or through the Joint Venture, there is no assurance that the Company will generate revenues in the future, will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render the products of the Company or the Joint Venture obsolete.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's Condensed Financial Statements and the notes thereto.

Results of Operations
---------------------

Selling, general and administrative expenses for the three month periods ended January 31, 1996 and 1995 and for the period from November 5, 1982 (inception) through January 31, 1996 were $1,088,268, $740,551 and $27,068,710, respectively. These amounts include research, development and tooling costs of approximately $767,000, $479,000 and $17,652,000, respectively, as well as normal operating expenses. The increase in selling, general and administrative expenses during the three months ended January 31, 1996 as compared to the same period ended in 1995 resulted primarily from increases in expenditures for engineering supplies and services necessitated by the present phase of the Company's development program and related activities. Professional fees increased during the fiscal 1996 period, especially patent application preparation and filing fees, offset somewhat by a decrease in legal fees, primarily associated with the Joint Venture. Other expense catagories, to a lesser extent, also increased for the fiscal 1996 period also as a result of the Company's present phase of development and related activities. The three month period ended January 31, 1996 also includes the Company's portion of the Joint Venture Company's loss for the same period.

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

The increase in interest income during the three months ended January 31, 1996 as compared to the same period ended in 1995 primarily resulted from an increase in funds available for investment and to a lesser extent, slightly higher interest rates. Funds available for investment during the three month periods ended January 31, 1996 and 1995, on a monthly weighted average basis, were approximately $9,377,000 and $5,870,000 respectively. The investment instruments selected by the Company are principally money market accounts, treasury bills and commercial paper.

The Company has not yet determined how Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation will be implemented and, accordingly has not yet determined what impact it will have on the Company's financial statements. This statement will be adopted by the Company no later than fiscal 1997. The Company has adopted all other recently issued accounting standards which have a material impact on its condensed financial statements.

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

During February 1996 and through March 11, 1996, the Company received additional proceeds aggregating approximately $225,000 relating to the exercise of options to purchase 40,500 shares of Common Stock under the 1987 Plan. During the same periods, the Company received additional proceeds aggregating approximately $730,000 relating to the exercise of options to purchase 116,000 shares of Common Stock under the 1993 Plan. On March 4, 1996, the

Company received additional proceeds aggregating approximately $330,000 relating to the exercise of warrants.

The Company believes that even without sales it will have sufficient funds into the second quarter of fiscal 1998 to maintain its present level of development efforts, and to make the balance of its initial capital contributions to the Joint Venture Company of approximately $367,500 of its total initial capital contribution of approximately $1.2 million. The Company anticipates that it may require additional funds in order to participate in the Joint Venture following its initial capital contributions and to continue its research and development activities. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue.

The National Association of Securities Dealers, Inc. ("NASD") requires that the Company maintain a minimum of $4 million of net tangible assets to maintain its NASDAQ - NMS listing. The Company anticipates that it will seek additional sources of funding, when necessary, in order to satisfy the NASD requirements.

The Joint Venture Contract contemplates an initial investment of $7 million, of which half may be borrowed from banks, and a registered capital of $3.5 million. The Company is required to contribute $1,225,000 in cash and SECC and SIT are required to contribute $1,575,000 in cash to the Joint Venture. The Company currently has no plans with respect to additional financing. There can be no assurance that adequate funds will be available to the Company or the Joint Venture, including the Company's required capital contributions (beyond its initial capital contributions of $1,225,000) and its NASD funding requirements, or that, if available, the Company or the Joint Venture will be able to obtain such funds on favorable terms and conditions.

See "Business" and Note 1 to the Company's Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 for discussions regarding uncertainties that may significantly affect future liquidity and capital resources.

                                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

            (a)   Exhibits
                  --------

                  27 - Financial Data Schedule


            (b)   Reports on Form 8-K.
                  --------------------

                  No reports on Form 8-K were filed for the Company during the quarter ended January 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CopyTele, Inc.



                                            DENIS A. KRUSOS
                                            ---------------
                                            Denis A. Krusos
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and Director (Principal
March 14, 1996                              Executive Officer)



                                            FRANK J. DISANTO
                                            ----------------
                                            Frank J. DiSanto
March 14, 1996                              President and Director



                                            GERALD J. BENTIVEGNA
                                            --------------------
                                            Gerald J. Bentivegna
                                            Vice President - Finance and
                                            Chief Financial Officer and
                                            Director (Principal Financial
March 14, 1996                              and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                 Description
-----------                 -----------

   27     -                 Financial Data Schedule




NYFS11...:\95\38995\0001\6678\FRM3126U.08A