Form 10-Q
period 1996-04-30
COPYTELE INC
filed 1996-06-13
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   April 30, 1996
                                 -----------------------------------------------

Commission file number   0-11254
                         -------------------------------------------------------


                                 COPYTELE, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                      11-2622630
- --------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. employer
 incorporation or organization)                      identification no.)


       900 Walt Whitman Road
       Huntington Station, NY                             11746
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (516) 549-5900
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


Number of shares of common stock, par value
  $.01 per share, outstanding as of
  June 3, 1996:                                        28,255,183 shares
                                                       -----------------

                               TABLE OF CONTENTS
                               -----------------


Part I.    FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed Balance Sheets (Unaudited) as of April 30,
             1996 and October 31, 1995

             Condensed Statements of Operations (Unaudited) for the six months ended April 30, 1996 and April 30, 1995, and for the period from November 5, 1982 (Inception) through April 30, 1996

             Condensed Statements of Operations (Unaudited) for the three months ended April 30, 1996 and April 30, 1995

             Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through April 30, 1996

             Condensed Statements of Cash Flows (Unaudited) for the six months ended April 30, 1996 and April 30, 1995, and for the period from November 5, 1982 (Inception) through April 30, 1996

             Condensed Statements of Cash Flows (Unaudited) for the three months ended April 30, 1996 and April 30, 1995

             Notes to Condensed Financial Statements (Unaudited)

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

PART II.   OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.

             Signatures.

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.
- -------  ---------------------

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                      ------------------------------------


                                                                  April 30,       October 31,
                                                                    1996             1995
                                                                -----------       ----------

                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash (including cash equivalents and interest bearing
      accounts of $13,877,155 and $8,786,210, respectively)    $ 13,908,581      $ 8,864,293
    Accrued interest receivable                                       9,493           36,206
    Prepaid expenses and other current assets                        50,180           52,451
                                                              -------------     ------------
                                                                 13,968,254        8,952,950

PROPERTY AND EQUIPMENT (net of accumulated depreciation
     and amortization of $736,791 and $690,420, respectively)       540,146          235,201
INVESTMENT IN JOINT VENTURE COMPANY (Note 2)                        811,291          349,687
OTHER ASSETS                                                        121,181          157,560
DEFERRED TAX BENEFITS (net of valuation allowance of
    $19,135,000 and $15,983,000, respectively)                        -                 -
                                                              -------------     ------------
                                                               $ 15,440,872      $ 9,695,398
                                                              =============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                           $    498,496      $   218,954
    Accrued liabilities                                              69,622           39,736
                                                              -------------     ------------
                                                                    568,118          258,690
                                                              -------------     ------------


SHAREHOLDERS' EQUITY:
    Preferred stock, par value $100 per share; authorized
      500,000 shares; no shares outstanding                           -                -
    Common stock, par value $.01 per share; authorized
      120,000,000 shares; outstanding 27,225,053 and
      25,955,103 shares, respectively                               272,251          259,551
    Additional paid-in capital                                   39,882,098       32,492,127
    Accumulated (deficit) during development stage           (   25,281,595 )  (  23,314,970)
                                                              -------------     ------------
                                                                 14,872,754        9,436,708
                                                              -------------     ------------
                                                               $ 15,440,872      $ 9,695,398
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

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------


                                                                For the six months                      For the period from
                                                                  ended April 30,                         November 5, 1982
                                                      ------------------------------------              (inception) through
                                                            1996                 1995                       April 30, 1996
                                                      ---------------      ---------------              ---------------------

SALES                                                  $     -              $     -                        $     -
                                                      ---------------      ---------------                ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES,
     including research and development
     expenses of approximately $1,461,000, $960,000
     and $18,346,000, respectively                         2,203,541            1,479,329                     28,183,983
                                                      ---------------      ---------------                ---------------


INTEREST INCOME                                              236,916              148,742                      2,902,388
                                                      ---------------      ---------------                ---------------

NET (LOSS)                                            ($   1,966,625)     ($   1,330,587)                 ($  25,281,595)
                                                      ===============      ===============                ===============

NET (LOSS) PER SHARE OF COMMON STOCK                      ($0.07)              ($0.05)                        ($1.13)
                                                      ===============      ===============                ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             26,439,525           24,916,707                     22,349,836
                                                      ===============      ===============                ===============



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

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------


                                                                                                     For the three months
                                                                                                        ended April 30,
                                                                                           ----------------------------------------
                                                                                                 1996                     1995
                                                                                           ----------------         ---------------

SALES                                                                                       $      -                 $     -
                                                                                           ----------------         ---------------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES,
    including research and development expenses
    of approximately $694,000 and $481,000, respectively                                         1,115,273                 738,778
                                                                                           ----------------         ---------------

INTEREST INCOME                                                                                    119,967                  79,477
                                                                                           ----------------         ---------------

NET (LOSS)                                                                                 ($      995,306)        ($      659,301)
                                                                                           ================         ===============

NET (LOSS) PER SHARE OF COMMON STOCK                                                            ($.04)                   ($.03)
                                                                                           ================         ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                   26,717,364              24,998,685
                                                                                           ================         ===============


The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH APRIL 30, 1996 (UNAUDITED)
 -----------------------------------------------------------------------------------


                                                                                                                      Accumulated
                                                                                                                       (Deficit)
                                                                      Common Stock                Additional            During
                                                            ------------------------------        Paid-in             Development
                                                               Shares        Par Value            Capital                Stage
                                                            -------------  ---------------      -------------      -----------------

BALANCE, November 5, 1982 (inception)                            -         $      -           $      -             $       -
    Sale of common stock, at par, to incorporators on
        November 8, 1982                                       1,470,000           14,700            -                     -
    Sale of common stock, at $.10 per share, primarily to
        officers and employees from November 9, 1982 to
        November 30, 1982                                        390,000            3,900             35,100               -
    Sale of common stock, at $2 per share, in private
        offering from January 24, 1983 to March 28, 1983         250,000            2,500            497,500               -
    Sale of common stock, at $10 per share, in public
        offering on October 6, 1983, net of underwriting
        discounts of $1 per share                                690,000            6,900          6,203,100               -
    Sale of 60,000 warrants to representative of under-
        writers, at $.001 each, in conjunction with public
        offering                                                 -                -                       60               -
    Costs incurred in conjunction with private
        and public offerings                                     -                -           (      362,030 )             -
    Common stock issued, at $12 per share, upon
        exercise of 57,200 warrants from February 5, 1985
        to October 16, 1985, net of registration costs            57,200              572            630,845               -
    Proceeds from sales of common stock by individuals
        from January 29, 1985 to October 4, 1985 under
        agreements with the Company, net of costs incurred
        by the Company                                           -                -                  298,745               -
    Restatement as of October 31, 1985 for three-for-one
        stock split                                            5,714,400           57,144     (       57,144 )             -
    Common stock issued, at $4 per share, upon exercise
        of 2,800 warrants in December 1985                         8,400               84             33,516               -
    Sale of common stock, at market, to officers on
        January 9, 1987 and April 22, 1987 and to members
        of their immediate families on July 28, 1987              67,350              674            861,726               -
    Restatement as of July 31, 1987 for five-for-four stock
        split                                                  2,161,735           21,617     (       21,617 )             -
    Fractional share payments in conjunction with
        five-for-four stock split                                -                -           (        1,345 )             -
    Sale of common stock, at market, to members of
        officers' immediate families from September 10,
        1987 to December 4, 1990 and to officers on
        October 29, 1987 and February 26, 1989                   628,040            6,280          6,124,031               -
    Sale of common stock, at market, to senior level
        personnel on February 26, 1989                            29,850              299            499,689               -

                                                                                                                       Continued




                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH APRIL 30, 1996 (UNAUDITED)
 -----------------------------------------------------------------------------------

                                    Continued
                                    ---------


                                                                                                                       Accumulated
                                                                                                                        (Deficit)
                                                                      Common Stock                Additional             During
                                                            ------------------------------         Paid-in             Development
                                                               Shares         Par Value            Capital                Stage
                                                            -------------    -------------      -------------        ---------------
    Sale of common stock, at market, to unrelated party on
        February 26, 1989 amended on March 10, 1989               35,820              358            599,627               -
    Restatement as of January 31, 1991 for two-for-one
        stock split                                           11,502,795          115,028    (       115,028 )             -
    Sale of common stock, at market, to members of
        officers' immediate families from April 26, 1991
        to October 27, 1992                                      261,453            2,614          2,788,311               -
    Common stock issued upon exercise of warrants by
        members of officers' immediate families on
        various dates from September 1993 through
        March 1996                                               579,800            5,799          2,651,463               -
    Common stock issued upon exercise of stock options
        from December 16, 1992 to April 30, 1996
        under stock option plans, net of registration costs    3,378,210           33,782         19,215,549               -
    Accumulated (deficit) during development stage                -                -                  -           (     25,281,595 )
                                                            -------------  ---------------    ---------------      -----------------
BALANCE,  April 30, 1996                                      27,225,053   $      272,251     $   39,882,098      ($    25,281,595 )
                                                            =============  ===============    ===============      =================


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

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------


                                                                       For the six                              For the
                                                                       months ended                           period from
                                                                        April 30,                           November 5, 1982
                                                          -------------------------------------           (inception) through
                                                               1996                   1995                    April 30, 1996
                                                          --------------         --------------       -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Payments to suppliers, employees and
      consultants                                       ( $   1,979,627 )      ( $   1,340,607 )         ( $  27,198,517 )
    Interest received                                           263,629                148,510                 2,892,896
                                                          --------------         --------------            --------------

        Net cash (used in) operating activities         (     1,715,998 )      (     1,192,097 )         (    24,305,621 )
                                                          --------------         --------------            --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchases of property and equip-
      ment                                              (       152,385 )      (        15,196 )         (     1,082,647 )
    Disbursements to acquire certificates of
      deposit and corporate notes and bonds                      -                      -                (    12,075,191 )
    Proceeds from maturities of investments                      -                      -                     12,075,191
    Investment made in Joint Venture Company            (       490,000 )               -                (       857,500 )
                                                          --------------         --------------            --------------

        Net cash (used in) investing activities         (       642,385 )      (        15,196 )         (     1,940,147 )
                                                          --------------         --------------            --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of common stock and
      warrants, net of underwriting discounts
      of $690,000 related to initial public
      offering in October 1983                                   -                      -                     17,647,369
    Proceeds from exercise of stock options and
      warrants, net of registration disbursements            7,402,671              1,838,110                 22,571,610
    Proceeds from sales of common stock by
      individuals under agreements with the
      Company, net of disbursements made by
      the Company                                                -                      -                        298,745
    Disbursements made in conjunction with
      sales of stock                                             -                      -                (       362,030 )
    Fractional share payments in conjunction
      with stock split                                           -                      -                (         1,345 )
                                                          --------------         --------------            --------------

        Net cash provided by financing activities            7,402,671              1,838,110                 40,154,349
                                                          --------------         --------------            --------------


NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                              5,044,288                630,817                13,908,581
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                 8,864,293              6,244,801                    -
                                                          --------------         --------------            --------------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                             $  13,908,581          $   6,875,618             $  13,908,581
                                                          ==============         ==============            ==============

                                                                                                           Continued



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                    Continued


                                                                       For the six                              For the
                                                                       months ended                           Period from
                                                                        April 30,                           November 5, 1982
                                                          -------------------------------------           (inception) through
                                                               1996                   1995                    April 30, 1996
                                                          --------------         --------------       -------------------------
RECONCILIATION OF NET (LOSS) TO NET CASH
    (USED IN) OPERATING ACTIVITIES:
      Net (loss)                                        ( $   1,966,625 )      ( $   1,330,587 )         ( $  25,281,595 )
      Pro-rata share of Joint Venture Company
        losses                                                   28,396                 -                         46,209
      Depreciation and amortization                              46,371                 30,128                   741,432
       (Increase) Decrease in accrued interest
        receivable                                               26,713        (           232 )         (         9,493 )
      (Increase) Decrease in prepaid expenses
        and other current assets                                  2,271                  9,956           (        50,180 )
      Decrease (Increase) in other assets                        36,379        (         4,973 )         (       121,181 )
      Increase in accounts payable and accrued
         liabilities related to operating activities            110,497                103,611                   369,187
                                                          --------------         --------------            --------------

        Net cash (used in) operating activities         ( $   1,715,998 )      ( $   1,192,097 )         ( $  24,305,621 )
                                                          ==============         ==============            ==============


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

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                                                   For the three
                                                                    months ended
                                                                      April 30,
                                                        ---------------------------------
                                                              1996               1995
                                                          ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants      ($ 1,100,515 )      ($  713,014 )
   Interest received                                          134,133             84,388
                                                          ------------        -----------

        Net cash (used in) operating activities          (    966,382 )      (   628,626 )
                                                          ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment      (    147,932 )      (     3,117 )
                                                          ------------        -----------

        Net cash (used in) investing activities          (    147,932 )      (     3,117 )
                                                          ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants,
    net of registration disbursements                       4,844,957          1,838,110
                                                          ------------        -----------

        Net cash provided by financing activities           4,844,957          1,838,110
                                                          ------------        -----------


NET  INCREASE IN CASH AND CASH EQUIVALENTS                  3,730,643          1,206,367

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           10,177,938          5,669,251
                                                          ------------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $13,908,581         $6,875,618
                                                          ============        ===========


RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
   OPERATING ACTIVITIES:
      Net (loss)                                         ($   995,306 )      ($  659,301 )
      Pro-rata share of Joint Venture Company losses           15,524              -
      Depreciation and amortization                            27,647             15,407
      Decrease in accrued interest receivable                  14,166              4,911
      (Increase) Decrease in prepaid expenses                   4,587        (     2,421 )
      Decrease in other assets                                 36,465                482
      (Decrease) Increase in accounts payable and accrued
        liabilities related to operating activities      (     69,465 )           12,296
                                                          ------------        -----------


        Net cash (used in) operating activities          ($   966,382 )      ($  628,626 )
                                                          ============        ===========

            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                                COPYTELE, INC.
                                --------------
                        (Development Stage Enterprise)
                        ------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                          APRIL 30, 1996 (UNAUDITED)
                          --------------------------


(1)   Summary of significant accounting policies and
      other disclosures:
      ------------------

During 1995, the Company signed a joint venture contract (the "Joint Venture Contract") with Shanghai Electronic Components Corp. ("SECC") to form a joint venture in Shanghai, China with a 20 year duration. With this contract, a joint venture company, Shanghai CopyTele Electronics Co., Ltd. ("Shanghai CopyTele" or "Joint Venture") was formed with the Company owning a 55% interest in capital and profits. The remaining 45% is owned by SECC, 35%, and Shanghai International Trade and Investment Developing Corp. ("SIT"), 10% (See Note 2, Investment in Joint Venture). The Company, pursuant to a Technology License Agreement entered into on the same date as the Joint Venture Contract, has licensed its flat panel application technology to the Joint Venture for exclusive use in China. It is contemplated that the Joint Venture, in conjunction with the Company and SECC, will develop, manufacture and market products worldwide in the telecommunications field. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion involving the Joint Venture Contract. On April 17, 1996, the Company and SECC signed a Letter of Intent with respect to a second joint venture which will manufacture and sell electronic components and parts used in Shanghai CopyTele's products and in products of other manufacturers (the "Second Joint Venture", and together with the Joint Venture, the "Joint Ventures").

The Company has produced a pre-production multi-functional telecommunications prototype, trademarked MAGICOM, that is directed toward the higher end of its potential market. This prototype is a unique telephone based multi-functional telecommunications product incorporating the Company's flat panel and associated proprietary hardware and software technology. The Company believes that the features of the prototype will position the product for the needs of the developing digital information field and various on-line services.

Reference is made to the October 31, 1995 audited financial statements and notes thereto included in the Company's Annual

Report on Form 10-K for the fiscal year ended October 31, 1995, for more extensive disclosures than contained in these condensed financial statements.

The Company has reflected its investment in the Joint Venture under the equity method of accounting in the accompanying condensed financial statements. Under the Joint Venture Contract, the Company controls four of the seven votes of Shanghai CopyTele's board of directors. Under certain circumstances, decisions involving the Joint Venture require either a unanimous or two-thirds vote of Shanghai CopyTele's board of directors.

The information contained herein for the six and three month periods ended April 30, 1996 and 1995 and for the period from November 5, 1982 (inception) through April 30, 1996 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for interim periods may not necessarily reflect the annual operations of the Company.

The Company invests principally in short term highly liquid financial instruments with maturities of less than three months, which have been classified as cash equivalents in the accompanying condensed balance sheets. The cost of these investments approximates market value.

The Company has not yet determined how Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation will be
                           ---------------------------------------
implemented and, accordingly, has not yet determined what impact it will have on the Company's financial statements. This statement will be adopted by the Company no later than fiscal 1997. The Company has adopted all other recently issued accounting standards which have a material impact on its condensed financial statements.

(2)   Investment in Joint Venture:
      ----------------------------

Pursuant to the terms of the Joint Venture Contract, the Company is required to contribute $1,225,000 in cash, and technology which has been valued for purposes of the Joint Venture Contract at $700,000. The Joint Venture does not reflect the $700,000 in technology as an asset or equity investment in the condensed financial statements presented below. The Company will recognize losses on the Joint Venture to the extent of its cash investment. SECC and SIT are required to contribute cash aggregating $1,575,000. As of June 3, 1996, the Company has contributed $857,500 in cash and SECC and SIT have contributed $1,102,500 in cash. The balance of the required contributions will be made at such time as the

Company, SECC and SIT mutually agree. The Company has reflected its investment in the Joint Venture under the equity method of accounting (See Note 1, Summary of significant accounting policies and other disclosures).

Condensed financial information for Shanghai CopyTele Electronics Co., Ltd. at April 30, 1996 and for the six month period ended April 30, 1996:

                              Condensed Balance Sheet
                              -----------------------
                                    (Unaudited)

      Cash                          $1,154,721
      Other Current Assets              25,430
      Land occupancy rights            308,165
      Fixed assets, net, and
       construction in
       progress                        387,669
                                    ----------

            Total Assets            $1,875,985
                                    ==========
      Capital                        1,875,985
                                    ----------
            Total Liabilities
             and Capital            $1,875,985
                                    ==========


                        Condensed Statement of Operations
                        ---------------------------------
                                    (Unaudited)

      Net sales                     $   -
      Operating (loss)             (  61,449)
      Interest Income                  9,820
                                   ---------
            Net (Loss)             ($ 51,629)
                                   =========

(3)   Stock option plans:
      -------------------

Information regarding the Company's stock option plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), from October 31, 1995 to April 30, 1996, after adjustments for applicable stock splits, is as follows:

                                                      Range of Option
                                    Shares            Price Per Share
                                    ------            ---------------
   Shares under option at
      October 31, 1995              884,060          $4.19 - $13.88

   Exercised                     (  302,200)         $4.19 - $ 8.50
                                  ---------
   Shares under option at
      April 30, 1996                581,860          $4.94 - $13.88
                                  =========          ===============

The exercise price with respect to each option granted under the 1987 Plan from its inception was equal to at least the fair market value of the underlying common stock of the Company (the "Common Stock") on the date of grant. As of April 30, 1996, all of the options to purchase shares of Common Stock granted and outstanding under the 1987 Plan were exercisable. Upon the approval of the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan") by the Company's shareholders in July 1993, which had been adopted by the Company's Board of Directors on April 28, 1993, the 1987 Plan was terminated with respect to the grant of future options. The 1993 Plan was amended as of May 3, 1995 to, among other things, increase the number of shares of the Company's Common Stock available for issuance pursuant to grants thereunder from 3 million to 7 million.

From May 1, 1996 through June 3, 1996, the Company received proceeds aggregating approximately $1,619,000 relating to the exercise of options to purchase 174,680 shares of Common Stock pursuant to the 1987 Plan.

Information regarding the 1993 Plan from October 31, 1995 to April 30, 1996 is as follows:


                                              Range of Option
                                 Shares       Price Per Share
                                 ------       ---------------
   Shares under option
    at October 31, 1995        4,446,600     $ 4.88 - $17.00

   Granted                     1,750,000     $ 9.50 - $10.59

   Exercised                  (  829,470)    $ 4.88 - $ 7.88
                               ---------
   Shares under option
    at April 30, 1996          5,367,130     $ 5.63 - $17.00
                               =========     ===============



The exercise price with respect to each option granted under the 1993 Plan from its inception was equal to at least the fair market value of the underlying Common Stock on the date of grant. As of April 30, 1996, 2,717,130 of the options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable. At that date, 454,000 options were available for future grants under the 1993 Plan.

From May 1, 1996 through June 3, 1996, the Company received proceeds aggregating approximately $6,253,000 relating to the exercise of options to purchase 855,450 shares of Common Stock pursuant to the 1993 Plan.

As of June 3, 1996, 3,046,680 of the 4,511,680 options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable.

(4)   Warrants to purchase common stock:
      ----------------------------------

Information from October 31, 1995 to April 30, 1996 regarding warrants previously issued by the Company, primarily to members of the immediate families of its Chairman of the Board and its President in conjunction with the sale of its Common Stock, after adjustments for anti-dilutive provisions, is as follows:

                                                       Current Weighted
                                                       Average Exercise
                                    Shares             Price Per Share
                                    ------             ---------------

      Shares covered by
        warrants at
        October 31, 1995            426,333                 $ 7.79

      Warrants exercised          (138,280)                 $ 3.83

      Warrants expired            ( 26,600)                 $ 3.75
                                   -------
      Shares covered by
        warrants at
        April 30, 1996             261,453                  $10.25
                                   =======                  ======


The exercise price of each warrant was equal to at least the fair market value of the underlying Common Stock on the date of issuance of such warrant. As of April 30, 1996, all of the warrants to purchase shares of Common Stock issued and outstanding were exercisable.

(5)   Subsequent Event
      ----------------

On May 24, 1996, the Company declared a two-for-one stock split, effected in the form of a 100% stock dividend, payable on June 17, 1996 to shareholders of record as of June 4, 1996. The accompanying financial statements have not been restated to reflect this stock split.

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

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward- looking statements relating to future events which involve certain risks and uncertainties, including those identified herein and in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (the "1995 10-K"). See "Business" and Note 1 to the Company's Financial Statements contained in the 1995 10-K for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

Results of Operations
- ---------------------

Selling, general and administrative expenses for the six and three month periods ended April 30, 1996 and 1995 and for the period from November 5, 1982 (inception) through April 30, 1996 were $2,203,541, $1,479,329, $1,115,273,
$738,778 and $28,183,983, respectively. These amounts include research, development and tooling costs of approximately $1,461,000, $960,000, $694,000, $481,000 and $18,346,000, respectively, as well as normal operating expenses. The increase in selling, general and administrative expenses during the six and three months ended April 30, 1996 as compared to the same periods ended in 1995 resulted primarily from increases in expenditures for engineering supplies and services necessitated by the present phase of the Company's development program and related activities and initial marketing costs. Professional fees increased during the fiscal 1996 periods, especially patent application preparation and filing fees, offset somewhat by a decrease in other legal fees. Initial marketing costs were incurred with the opening and staffing of a marketing office and with the retention of public relations and advertising firms. Other expense catagories, to a lesser extent, also increased for the fiscal 1996 period as a result of the Company's present phase of development and related activities. The six and three month periods ended April 30, 1996 also includes the Company's portion of the Joint Venture loss for its same periods.

Since November 1985, the Company's Chairman of the Board and its President have waived salary and related pension benefits for an undetermined period of time. Four other individuals, including a former officer and senior level personnel, waived salary and related pension benefits from January 1987 through December 1990. Commencing in January 1991, these four individuals waived such rights for an undetermined period of time and they did not receive salary or related pension benefits through December 1992. The Company's Chairman of the Board, its President and the three senior level personnel (exclusive of the former officer) continued to waive such rights commencing in January 1993 for an undetermined period of time. One additional senior level employee also is currently waiving such salary and benefit rights for an undetermined period of time.

The increase in interest income during both the six and three months ended April 30, 1996 as compared to the same periods ended in 1995 primarily resulted from an increase in funds available for investment offset, to a lesser extent, by slightly lower interest rates. Funds available for investment during the six and three month periods ended April 30, 1996 and 1995, on a monthly weighted average basis, were approximately $10,690,000, $6,100,000, $12,000,000 and $6,300,000,
respectively. The investment instruments selected by the Company are principally money market accounts, treasury bills and commercial paper.

The Company has not yet determined how Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation will be
                           ---------------------------------------
implemented and, accordingly has not yet determined what impact it will have on the Company's financial statements. This statement will be adopted by the Company no later than fiscal 1997. The Company has adopted all other recently issued accounting standards which have a material impact on its condensed financial statements.

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

From November 1, 1995 to April 30, 1996, the Company received proceeds aggregating approximately $6,873,000 relating to the exercise of options to purchase 1,131,670 shares of Common Stock under the 1987 and 1993 Plans. In addition, from May 1, 1996 to June 3, 1996, the Company received proceeds aggregating approximately $7,872,000 relating to the exercise of options to purchase 1,030,130 shares of Common Stock under the 1987 and 1993 Plans.

The Joint Venture Contract contemplates an initial investment of $7,000,000, of which half is expected to be borrowed from banks, and a registered capital of $3,500,000. The Company is required to contribute $1,225,000 in cash and SECC and SIT are required to contribute $1,575,000 in cash to the Joint Venture.

As stipulated in the letter of intent signed with SECC, the Second Joint Venture is expected to have an initial capitalization of approximately $2,000,000, of which half would consist of bank borrowings. The Company would invest cash of up to $550,000 and SECC would contribute cash, equipment and technology collectively valued at $450,000. The Second Joint Venture may require an ultimate capitalization of up to $10,000,000 depending on the nature and extent of its business activities, which if necessary, is expected to be financed through a combination of bank borrowings and equity investments contributed by the parties in proportion to their equity interests and on terms to be agreed upon. It is anticipated that a joint venture agreement and receipt of all necessary governmental approvals can be completed by the end of 1996.

The Company believes that even without sales it will have sufficient funds through fiscal 1999 to maintain its present level of development efforts and to make its $375,000 contribution to the Joint Venture (which constitutes the balance of its initial capital contribution of $1,225,000) and to make its anticipated capital contribution of $550,000 to the Second Joint Venture. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue. The Company anticipates that it may require additional funds in order to participate in the Joint Ventures following its initial capital contributions and to continue its research and development activities.

The National Association of Securities Dealers, Inc. ("NASD") requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain its NASDAQ - NMS listing. The Company anticipates that it will seek additional sources of funding, when necessary, in order to satisfy the NASD requirements.

The Company currently has no plans with respect to additional financing. There can be no assurance that adequate funds will be available to the Company or the Joint Ventures, including any future capital contribution, if any (beyond its inital capital contributions of $1,225,000 to the Joint Venture and the anticipated capital contribution of $550,000 to the Second Joint Venture) and its NASD funding requirements, or that, if available, the Company or the Joint Ventures will be able to obtain such funds on favorable terms and conditions.

                           PART II - OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K.
                  ---------------------------------

      (a)   Exhibits
            --------

               10.32 - Amendment, dated May 10, 1996, to the CopyTele, Inc. 1993
                       Stock Option Plan, subject to shareholder approval.

               27    - Financial Data Schedule


      (b)   Reports on Form 8-K.
            --------------------

            The Company filed a Report on Form 8-K, dated April 17, 1996, which included a copy of a Press Release issued by the Company on the same date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CopyTele, Inc.



                                 DENIS A. KRUSOS
                                 ---------------
                                 Denis A. Krusos
                                 Chairman of the Board,
                                 Chief Executive Officer
                                 and Director (Principal
June 13, 1996                    Executive Officer)




                                 FRANK J. DISANTO
                                 ----------------
                                 Frank J. DiSanto
June 13, 1996                    President and Director



                                 GERALD J. BENTIVEGNA
                                 --------------------
                                 Gerald J. Bentivegna
                                 Vice President - Finance and
                                 Chief Financial Officer and
                                 Director (Principal Financial
June 13, 1996                    and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.              DESCRIPTION
- -----------              -----------

   10.32     -    Amendment, dated May 10, 1996, to the CopyTele, Inc. 1993
                  Stock Option Plan, subject to shareholder approval.

   27        -    Financial Data Schedule