Form 10-Q
period 1996-07-31
COPYTELE INC
filed 1996-09-13
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    July 31, 1996
                              --------------------------------------------------

Commission file number   0-11254
                      ----------------------------------------------------------

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


                              Yes   X           No
                                  -----            ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Number of shares of common stock, par value
$.01 per share, outstanding as of
September 6, 1996:                                      56,873,156 shares
                                                        -----------------

                               TABLE OF CONTENTS
                               -----------------


Part I.    FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed Balance Sheets (Unaudited) as of July 31,
             1996 and October 31, 1995

             Condensed Statements of Operations (Unaudited) for the nine months ended July 31, 1996 and July 31, 1995, and for the period from November 5, 1982 (Inception) through July 31, 1996

             Condensed Statements of Operations (Unaudited) for the three months ended July 31, 1996 and July 31, 1995

             Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through July 31, 1996

             Condensed Statements of Cash Flows (Unaudited) for the nine months ended July 31, 1996 and July 31, 1995, and for the period from November 5, 1982 (Inception) through July 31, 1996

             Condensed Statements of Cash Flows (Unaudited) for the three months ended July 31, 1996 and July 31, 1995

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


                                                                   July 31,        October 31,
                                                                     1996             1995
                                                                 -----------       ----------

                                        ASSETS
                                        ------

CURRENT ASSETS:
    Cash (including cash equivalents and interest bearing
     accounts of $21,205,895 and $8,786,210, respectively)       $ 21,444,593      $ 8,864,293
    Accrued interest receivable                                        36,543           36,206
    Prepaid expenses and other current assets                          63,584           52,451
                                                                 -------------     ------------
                                                                   21,544,720        8,952,950

PROPERTY AND EQUIPMENT (net of accumulated depreciation
     and amortization of $773,880 and $690,420, respectively)         533,322          235,201
INVESTMENT IN JOINT VENTURE COMPANY (Note 2)                        1,116,638          349,687
OTHER ASSETS                                                          174,507          157,560
DEFERRED TAX BENEFITS (net of valuation allowance of
    $23,428,000 and $15,983,000, respectively)                         -                 -
                                                                 -------------     ------------
                                                                 $ 23,369,187      $ 9,695,398
                                                                 =============     ============


                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                             $    667,014      $   218,954
    Accrued liabilities                                                54,583           39,736
                                                                 -------------     ------------
                                                                      721,597          258,690
                                                                 -------------     ------------


SHAREHOLDERS' EQUITY:
    Preferred stock, par value $100 per share; authorized
      500,000 shares; no shares outstanding                            -                 -
    Common stock, par value $.01 per share; authorized
      120,000,000 shares; outstanding 56,813,156 and
      25,955,103 shares, respectively                                 568,132          259,551
    Additional paid-in capital                                     48,840,445       32,492,127
    Accumulated (deficit) during development stage             (   26,760,987 )  (  23,314,970 )
                                                                 -------------     ------------
                                                                   22,647,590        9,436,708
                                                                 -------------     ------------
                                                                 $ 23,369,187      $ 9,695,398
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

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------


                                                                For the nine months                      For the period from
                                                                   ended July 31,                        November 5, 1982
                                                       ------------------------------------             (inception) through
                                                             1996                 1995                      July 31, 1996
                                                       ---------------      ---------------               ----------------

SALES                                                  $       -            $      -                      $      -
                                                       ---------------      ---------------               ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES,
    including research and development expenses
    of approximately $2,450,000, $1,513,000 and
    $19,335,000, respectively                               3,901,799            2,314,749                    29,882,241
                                                       ---------------      ---------------               ---------------


INTEREST INCOME                                               455,782              239,808                     3,121,254
                                                       ---------------      ---------------               ---------------


NET (LOSS)                                           ( $    3,446,017 )   ( $    2,074,941 )            ( $   26,760,987 )
                                                       ===============      ===============               ===============


NET (LOSS) PER SHARE OF COMMON STOCK                        ($0.06)             ($0.04)                       ($0.60)
                                                       ===============      ===============               ===============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              54,024,087           50,145,208                    44,839,159
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

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------


                                                                                                     For the three months
                                                                                                        ended July 31,
                                                                                           ----------------------------------------
                                                                                                 1996                     1995
                                                                                           ----------------         ---------------

SALES                                                                                      $       -                $      -
                                                                                           ----------------         ---------------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES,
    including research and development expenses
    of approximately $989,000 and $553,000, respectively                                         1,698,258                 835,420
                                                                                           ----------------         ---------------

INTEREST INCOME                                                                                    218,866                  91,066
                                                                                           ----------------         ---------------

NET (LOSS)                                                                               ( $     1,479,392 )      ( $      744,354 )
                                                                                           ================         ===============

NET (LOSS) PER SHARE OF COMMON STOCK                                                            ($.03)                   ($.01)
                                                                                           ================         ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                   56,289,270              50,758,630
                                                                                           ================         ===============


         The accompanying notes to condensed financial statements are an integral part of these statements.


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JULY 31, 1996 (UNAUDITED)
 ----------------------------------------------------------------------------------


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



                                                                                                                       Continued



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JULY 31, 1996 (UNAUDITED)
 ----------------------------------------------------------------------------------

                                    Continued
                                    ---------


                                                                                                                     Accumulated
                                                                                                                      (Deficit)
                                                                     Common Stock               Additional             During
                                                            ------------------------------        Paid-in            Development
                                                               Shares         Par Value           Capital               Stage
                                                            -------------    -------------    ---------------      ----------------

    Sale of common stock, at market, to unrelated party on
        February 26, 1989 amended on March 10, 1989               35,820              358            599,627              -
    Restatement as of January 31, 1991 for two-for-one
        stock split                                           11,502,795          115,028   (        115,028 )            -
    Sale of common stock, at market, to members of
        officers' immediate families from April 26, 1991
        to October 27, 1992                                      261,453            2,615          2,788,311              -
    Restatement as of June 17, 1996 for two-for-one
        stock split                                           28,382,183          283,822   (        283,822 )            -
    Common stock issued upon exercise of warrants by
        members of officers' immediate families on
        various dates from September 1993 through
        July 1996                                                618,590            6,186          2,877,372              -
    Common stock issued upon exercise of stock options
        from December 16, 1992 to July 18, 1996
        under stock option plans, net of registration costs    4,545,340           45,453         28,231,809              -
    Accumulated (deficit) during development stage               -                -                  -          (       26,760,987 )
                                                            -------------  ---------------    ---------------     -----------------
BALANCE, July 31, 1996                                        56,813,156   $      568,132     $   48,840,445    ( $     26,760,987 )
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

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------


                                                                       For the nine                           For the
                                                                       months ended                         period from
                                                                         July 31,                         November 5, 1982
                                                          -------------------------------------         (inception) through
                                                               1996                   1995                  July 31, 1996
                                                          --------------         --------------       -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Payments to suppliers, employees and
      consultants                                       ( $   3,493,258 )      ( $   2,213,524 )         ( $  28,712,148 )
    Interest received                                           455,445                244,944                 3,084,712
                                                          --------------         --------------            --------------

        Net cash (used in) operating activities         (     3,037,813 )      (     1,968,580 )         (    25,627,436 )
                                                          --------------         --------------            --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchases of property and equip-
      ment                                              (       181,286 )      (        33,907 )         (     1,111,548 )
    Disbursements to acquire certificates of
      deposit and corporate notes and bonds                      -                      -                (    12,075,191 )
    Proceeds from maturities of investments                      -                      -                     12,075,191
    Investment made in Joint Venture Company            (       857,500 )      (       367,500 )         (     1,225,000 )
                                                          --------------         --------------            --------------

        Net cash (used in) investing activities         (     1,038,786 )      (       401,407 )         (     2,336,548 )
                                                          --------------         --------------            --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of common stock and
      warrants, net of underwriting discounts
      of $690,000 related to initial public
      offering in October 1983                                   -                      -                     17,647,369
    Proceeds from exercise of stock options and
      warrants, net of registration disbursements           16,656,899               4,845,236                31,825,838
    Proceeds from sales of common stock by
      individuals under agreements with the
      Company, net of disbursements made by
      the Company                                                -                      -                        298,745
    Disbursements made in conjunction with
      sales of stock                                             -                      -                (       362,030 )
    Fractional share payments in conjunction
      with stock split                                           -                      -                (         1,345 )
                                                          --------------         --------------            --------------

        Net cash provided by financing activities           16,656,899               4,845,236                49,408,577
                                                          --------------         --------------            --------------


NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                             12,580,300              2,475,249                21,444,593
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                 8,864,293              6,244,801                    -
                                                          --------------         --------------            --------------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                             $  21,444,593          $   8,720,050             $  21,444,593
                                                          ==============         ==============            ==============



                                                                                                             Continued



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                    Continued
                                    ---------


                                                                       For the nine                          For the
                                                                       months ended                        Period from
                                                                         July 31,                        November 5, 1982
                                                          -------------------------------------         (inception) through
                                                               1996                   1995                 July 31, 1996
                                                          --------------         --------------       ----------------------

RECONCILIATION OF NET (LOSS) TO NET CASH
    (USED IN) OPERATING ACTIVITIES:
      Net (loss)                                        ( $   3,446,017 )      ( $   2,074,941 )         ( $  26,760,987 )
      Pro-rata share of Joint Venture Company
        losses                                                   90,549                 -                        108,362
      Depreciation and amortization                              83,460                 45,567                   778,521
       (Increase) Decrease in accrued interest
        receivable                                      (           337 )                5,136           (        36,543 )
      (Increase) Decrease in prepaid expenses
        and other current assets                        (        11,133 )               26,849           (        63,584 )
       (Increase) Decrease in other assets              (        16,947 )                4,768           (       174,507 )
      Increase in accounts payable and accrued
         liabilities related to operating activities            262,612                 24,041                   521,302
                                                          --------------         --------------            --------------

        Net cash (used in) operating activities         ( $   3,037,813 )      ( $   1,968,580 )         ( $  25,627,436 )
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



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                                                       For the three
                                                                       months ended
                                                                          July 31,
                                                            ---------------------------------
                                                                 1996               1995
                                                             ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants         ( $ 1,513,631 )     ( $  872,917 )
   Interest received                                              191,816             96,434
                                                             ------------        -----------

        Net cash (used in) operating activities             (   1,321,815 )     (    776,483 )
                                                             ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment         (      28,901 )     (     18,711 )
   Investment made in joint venture subsidiary              (     367,500 )     (    367,500 )
                                                             ------------        -----------

        Net cash (used in) investing activities             (     396,401 )     (    386,211 )
                                                             ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants,
    net of registration disbursements                           9,254,228          3,007,126
                                                             ------------        -----------

        Net cash provided by financing activities               9,254,228          3,007,126
                                                             ------------        -----------


NET  INCREASE IN CASH AND CASH EQUIVALENTS                      7,536,012          1,844,432

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               13,908,581          6,875,618
                                                             ------------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 21,444,593         $8,720,050
                                                             ============        ===========


RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
   OPERATING ACTIVITIES:
      Net (loss)                                            ( $ 1,479,392 )     ( $  744,354 )
      Pro-rata share of Joint Venture Company losses               62,153              -
      Depreciation and amortization                                37,089             15,439
      (Increase) Decrease in accrued interest receivable    (      27,050 )            5,368
      (Increase) Decrease in prepaid expenses               (      13,404 )           16,893
      (Increase) Decrease in other assets                   (      53,326 )            9,741
       Increase (Decrease) in accounts payable and accrued
        liabilities related to operating activities               152,115       (     79,570 )
                                                              ------------        -----------


        Net cash (used in) operating activities             ( $ 1,321,815 )     ( $  776,483 )
                                                              ============        ===========

          The accompanying notes to condensed financial statements are an integral part of these statements.

                                COPYTELE, INC.
                                --------------
                        (Development Stage Enterprise)
                        ------------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                           JULY 31, 1996 (UNAUDITED)
                           -------------------------

(1)   Summary of significant accounting policies and
      other disclosures:
      ------------------

During 1995 the Company entered into a joint venture located in Shanghai, China with Shanghai Electronic Components Corp. ("SECC") and Shanghai International Trade and Investment Developing Corp. ("SIT") having a 20 year duration. The joint venture, Shanghai CopyTele Electronics Co., Ltd. ("Shanghai CopyTele" or "Joint Venture"), was formed with the Company owning a 55% interest in capital and profits. The remaining interest is 35% owned by SECC, and 10% owned by SIT (See Note 2, Investment in Joint Venture). The Company, pursuant to a Technology License Agreement, has licensed its flat panel application technology to the Joint Venture for exclusive use in China. It is contemplated that the Joint Venture, in conjunction with the Company and SECC, will develop, manufacture and market products worldwide in the telecommunications field. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion involving the Joint Venture. On April 17, 1996, the Company and SECC signed a Letter of Intent with respect to a second joint venture which would manufacture and sell electronic components and parts used in Shanghai CopyTele's products and in products of other manufacturers (the "Second Joint Venture", and together with the Joint Venture, the "Joint Ventures").

The Company is producing production-ready prototypes of the MAGICOM product, a multi-functional telecommunications product, that is directed toward the higher end of its potential market. The MAGICOM product is a unique telephone based multi-functional telecommunications product incorporating the Company's flat panel and associated proprietary hardware and software technology. The Company believes that the features of the MAGICOM product will position the product for the needs of the developing digital information field and various on-line services.

Reference is made to the October 31, 1995 audited financial statements and notes thereto included in the Company's Annual

Report on Form 10-K for the fiscal year ended October 31, 1995, for more extensive disclosures than contained in these condensed financial statements.

The Company, which controls four of the seven votes of Shanghai CopyTele's board of directors, has reflected its investment in the Joint Venture under the equity method of accounting in the accompanying condensed financial statements. Under certain circumstances, decisions involving the Joint Venture require either a unanimous or two-thirds vote of Shanghai CopyTele's board of directors.

The information contained herein for the nine and three month periods ended July 31, 1996 and 1995 and for the period from November 5, 1982 (inception) through July 31, 1996 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for interim periods may not necessarily reflect the annual operations of the Company.

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

(2)   Investment in Joint Venture:
      ----------------------------

The Company has contributed $1,225,000 in cash and technology which has been valued for purposes of the Joint Venture at $700,000. The Joint Venture does not reflect the $700,000 in technology as an asset or equity investment in the condensed financial statements presented below. SECC and SIT have contributed cash aggregating $1,575,000. The Company has reflected its investment in the Joint Venture under the equity method of accounting (See Note 1, Summary of significant accounting policies and other disclosures) and will recognize losses on the Joint Venture to the extent of its cash investment.

Condensed financial information for Shanghai CopyTele at July 31, 1996 and for the nine month period ended July 31, 1996:

                              Condensed Balance Sheet
                              -----------------------
                                    (Unaudited)

      Cash                          $1,215,709
      Other Current Assets              24,330
      Land occupancy rights            308,760
      Fixed assets, net, and
       construction in
       progress                        658,418
      Restricted Cash                  433,502
                                    ----------
            Total Assets            $2,640,719
                                    ==========

      Accrued Expenses                  37,741
      Capital                        2,602,978
                                    ----------

            Total Liabilities
             and Capital            $2,640,719
                                    ==========


                        Condensed Statement of Operations
                        ---------------------------------
                                    (Unaudited)

      Net sales                     $   -
      Operating (loss)             ( 179,016)
      Interest Income                 14,381
                                   ---------
            Net (Loss)             ($164,635)
                                   =========

(3)   Stock option plans:
      -------------------

Information regarding the Company's stock option plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), from October 31, 1995 to July 31, 1996, after adjustments for the two-for-one stock split declared in May 1996, is as follows:
                                                      Range of Option
                                    Shares            Price Per Share
                                    ------            ---------------
   Shares under option at
      October 31, 1995            1,768,120           $2.09 - $ 6.94

   Exercised                     (  973,760)          $2.09 - $ 6.38
                                  ---------

   Shares under option at
      July 31, 1996                 794,360           $2.47 - $ 6.94
                                   ========           ==============

The exercise price with respect to each option granted under the 1987 Plan from its inception was equal to at least the fair market value of the underlying common stock of the Company (the "Common Stock") on the date of grant. As of July 31, 1996, all of the options to purchase shares of Common Stock granted and outstanding under the 1987 Plan were exercisable. Upon the approval of the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan") by the Company's shareholders in July 1993, which had been adopted by the Company's Board of Directors on April 28, 1993, the 1987 Plan was terminated with respect to the grant of future options. The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares of the Company's Common Stock available for issuance pursuant to grants thereunder from 6 million to 20 million, as adjusted for the two-for-one stock split declared in May 1996.

Information regarding the 1993 Plan from October 31, 1995 to July 31, 1996 after adjustments for the two-for-one stock split declared in May 1996, is as follows:


                                              Range of Option
                                 Shares       Price Per Share
                                 ------       ---------------

   Shares under option
    at October 31, 1995        8,893,200      $ 2.44 - $ 8.50

   Granted                     3,620,000      $ 4.75 - $ 8.00

   Exercised                  (3,613,840)     $ 2.44 - $ 6.38
                               ---------
   Shares under option
    at July 31, 1996           8,899,360      $ 2.81 - $ 8.50
                               =========      ===============



The exercise price with respect to each option granted under the 1993 Plan from its inception was equal to at least the fair market value of the underlying Common Stock on the date of grant. As of July 31, 1996, 5,929,360 of the options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable. At that date, 6,788,000 options were available for future grants under the 1993 Plan.

From August 1, 1996 through September 6, 1996, the Company received proceeds aggregating approximately $198,750 relating to the exercise of options to purchase 60,000 shares of Common Stock pursuant to the 1993 Plan.

As of September 6, 1996, 5,969,360 of the 8,839,360 options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable.

(4)   Warrants to purchase common stock:
      ----------------------------------

Information from October 31, 1995 to July 31, 1996 regarding warrants previously issued by the Company, primarily to members of the immediate families of its Chairman of the Board and its President in conjunction with the sale of its Common Stock, after adjustments for anti-dilutive provisions and the two-for-one stock split declared in May 1996, is as follows:

                                                       Current Weighted
                                                       Average Exercise
                                    Shares             Price Per Share
                                    ------             ---------------

      Shares covered by
        warrants at
        October 31, 1995            852,666                 $ 3.90

      Warrants exercised           (315,350)                $ 2.40

      Warrants expired             ( 53,200)                $ 1.88
                                    -------

      Shares covered by
        warrants at
        July 31, 1996               484,116                 $ 5.07
                                    =======                 ======


The exercise price of each warrant was equal to at least the fair market value of the underlying Common Stock on the date of issuance of such warrant. As of July 31, 1996, all of the warrants to purchase shares of Common Stock issued and outstanding were exercisable.

(5)   Stock Split:
      ------------

On May 24, 1996 the Company declared a two-for-one stock split, effected in the form of a 100% stock dividend, payable on June 17, 1996 to shareholders of record as of June 4, 1996. The weighted average number of shares outstanding and net loss per share amounts in the accompanying financial statements have been restated to reflect the stock split.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------

The Company, which is a development stage enterprise, was incorporated on November 5, 1982 and has had no revenues to support its operations since its inception. The Company's principal activities are the development of products, further enhancements of its flat panel and its interest in Shanghai CopyTele, the Company's 55% owned joint venture in Shanghai, China, which is accounted for under the equity method of accounting (See Notes 1 and 2 to the Company's condensed financial statements). There is no assurance, and the Company is not able to predict, if and when marketable telecommunications products incorporating the Company's flat panel technology will be produced or sold in commercial quantities. Even if the Company were to produce marketable products, directly or through the Joint Venture, there is no assurance that the Company will generate revenues in the future, will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render the products of the Company or the Joint Venture obsolete.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's Condensed Financial Statements and the notes thereto.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements relating to future events which involve certain risks and uncertainties, including those identified herein and in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (the "1995 10-K"). See "Business" and Note 1 to the Company's Financial Statements contained in the 1995 10-K for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

Results of Operations
- ---------------------

Selling, general and administrative expenses for the nine and three month periods ended July 31, 1996 and 1995 and for the period from November 5, 1982 (inception) through July 31, 1996 were approximately $3,902,000, $2,315,000, $1,698,000, $835,000 and $29,882,000, respectively. These amounts include research, development and tooling costs of approximately $2,450,000, $1,513,000, $989,000, $553,000 and $19,335,000, respectively, as well as normal operating expenses. The increase in selling, general and administrative expenses during the nine and three months ended July 31, 1996 as compared to the same periods ended in 1995 resulted primarily from increases in expenditures for engineering supplies and services necessitated by the present phase of the Company's development program and related activities. Professional fees increased during the fiscal 1996 periods, especially patent application preparation and filing fees. Other increases in professional fees were offset by a decrease in legal fees not related to patents. Initial marketing costs were incurred during the fiscal 1996 periods as a result of the opening and staffing of a marketing office, retention of public relations and advertising firms and the initial production of advertising materials. Other expense categories such as compensation and related cost, rent and travel expenditures also increased during the fiscal 1996 periods. The Company has added personnel in marketing and engineering and increased the size of its facilities during the fiscal 1996 periods. The nine and three month periods ended July 31, 1996 also include the Company's portion of the Joint Venture loss.

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

The increase in interest income during both the nine and three months ended July 31, 1996 as compared to the same periods ended in 1995 primarily resulted from an increase in funds available for investment offset, to a lesser extent, by slightly lower interest rates. Funds available for investment during the nine and three month periods ended July 31, 1996 and 1995, on a monthly weighted average basis, were approximately $14,640,000, $6,650,000, $21,380,000 and
$7,766,000, respectively. The investment instruments selected by the Company are principally money market accounts, treasury bills and commercial paper.

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

From November 1, 1995 to July 31, 1996, the Company received proceeds aggregating approximately $15,901,000 relating to the exercise of options to purchase 4,587,600 shares of Common Stock under the 1987 and 1993 Plans. In addition, from August 1, 1996 to September 6, 1996, the Company received proceeds aggregating approximately $198,750 relating to the exercise of options to purchase 60,000 shares of Common Stock under the 1993 Plan.

The Joint Venture contemplates an initial investment of $7,000,000, of which half is expected to be borrowed from banks, and capital investment of $3,500,000. The Company has contributed $1,225,000 in cash and SECC and SIT have contributed $1,575,000 in cash to the Joint Venture (See Notes 1 and 2 to the Company's condensed financial statements). The Joint Venture may require capitalization of up to $25 million, depending upon the nature and extent of its business activities.

As stipulated in the letter of intent signed with SECC, the Second Joint Venture is expected to have an initial capitalization of approximately $2,000,000, of which half would consist of bank borrowings. The Company would invest cash of approximately $550,000 and SECC would contribute cash, equipment and technology collectively valued at $450,000. The Second Joint Venture may require an ultimate capitalization of up to $10 million depending on the nature and extent of its business activities, which if necessary, is expected to be financed through a combination of bank borrowings and equity investments contributed by the parties in proportion to their equity interests and on terms to be agreed upon. It is anticipated that a joint venture agreement and receipt of all necessary governmental approvals can be completed by the end of 1996.

The Company believes that even without sales it will have sufficient funds through fiscal 1999 to maintain its present level of development efforts and to make its anticipated capital contribution of $550,000 to the Second Joint Venture.

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

                           PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

      At the Company's Annual Meeting of Shareholders held on July 24, 1996, five directors were elected, an amendment to the CopyTele, Inc. 1993 Stock Option Plan was approved and the selection of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending October 31, 1996 was ratified. The following is a tabulation of the voting with respect to the foregoing matters:

      (a)   Election of directors -

                  Nominee                    For            Withheld
                  -------                    ---            --------

            Denis A. Krusos               45,935,980        486,520
            Frank J. DiSanto              45,938,280        484,220
            John R. Shonnard              45,796,480        626,020
            John E. Gillies               45,799,120        623,380
            Gerald J. Bentivegna          45,940,120        482,380

      (b)   Approval of Amendment to the CopyTele, Inc. 1993
            Stock Option Plan -

                  For         Against     Abstain     Broker Nonvotes
                  ---         -------     -------     ---------------

               23,815,714    4,145,286    382,735        18,078,765

      (c)   Ratification of selection of Arthur Andersen LLP -

                  For         Against     Abstain
                  ---         -------     -------

               44,203,402    1,697,535    527,563

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

      (a)   Exhibits

            27    -     Financial Data Schedule

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed for the Company during the quarter ended July 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          CopyTele, Inc.



                                          DENIS A. KRUSOS
                                          ---------------
                                          Denis A. Krusos
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          and Director (Principal
September 13, 1996                        Executive Officer)




                                          FRANK J. DISANTO
                                          ----------------
                                          Frank J. DiSanto
September 13, 1996                        President and Director



                                          GERALD J. BENTIVEGNA
                                          --------------------
                                          Gerald J. Bentivegna
                                          Vice President - Finance and
                                          Chief Financial Officer and
                                          Director (Principal Financial
September 13, 1996                        and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.              Exhibit
- -----------              -------

    27         -     Financial Data Schedule