Form 10-K405
period 1996-10-31
COPYTELE INC
filed 1997-01-29
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K



[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 1996

                                       or

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

                                    Delaware
--------------------------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   11-2622630
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                              900 Walt Whitman Road
                          Huntington Station, NY 11746
                                 (516) 549-5900
--------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                                               Name of Each Exchange
         Title of Each Class                    on Which Registered
         -------------------                   ---------------------
                 NONE                                 NONE


               Securities registered pursuant to Section 12(g) of
                                    the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

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

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of January 22, 1997, computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on such date ($7.00): $336,882,112.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

On January 22, 1997, the registrant had 57,465,656 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
================================================================================

                                     PART I

Item 1.   Business

General

CopyTele, Inc. (the "Company" or "CopyTele"), is a development stage enterprise whose principal activities include the development of telephone based multi-functional telecommunications products incorporating the Company's ultra-high resolution flat panel display, the further expansion of its overall flat panel display technology, and the operations of Shanghai CopyTele
Electronics Co., Ltd. ("SCE"), the Company's 55% owned joint venture in Shanghai, China.

SCE was formed to produce and market multi-functional telecommunications products in China, utilizing the Company's flat panel display and associated proprietary hardware and software technology and to supply such products to CopyTele for sale outside China. The first telecommunications product developed by the Company is MAGICOM(R) 2000, a telephone based multi-functional product. Initial production by SCE of this product commenced in December 1996.

During 1996, the Company increased its efforts to develop ultra-high resolution video and color capability for its overall flat panel display technology. See "Flat Panel Display Technology - Color and Video" below. There can be no assurance, however, that the Company's efforts in this area will be successful.

To date, the Company has had no revenues to support its operations and has expended approximately $20.7 million for research and development since its inception in 1982. MAGICOM(R) 2000 is only in its initial stages of production and marketing. The eventual success and profitability of the product will depend upon many factors, including those normally associated with any new product. See "MAGICOM(R) 2000 - General" below. Consequently, there is no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate profits or that other products will not be produced by other companies that will render the products of the Company and of SCE obsolete or unmarketable.

The Company's Chief Executive Officer, Denis A. Krusos, its President, Frank J. DiSanto, and other senior executives are engaged in the management and operations of the Company and SCE, including all aspects of the development, production and marketing of the Company's products and flat panel display technology, and are important to the future business and financial arrangements of the Company and SCE.

The Company was incorporated on November 5, 1982, under the laws of the State of Delaware. Its principal executive offices are located at 900 Walt Whitman Road, Huntington Station, New York 11746 and its telephone number is 516-549-5900.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements relating to future events which involve certain risks and uncertainties.

MAGICOM(R) 2000

         General

During 1996, the Company concentrated a significant portion of its efforts on the development of MAGICOM(R) 2000 for SCE. The Company's strategy was to incorporate its communications and imaging expertise and its advanced flat panel display technology into a new generation of telephone based multi-functional personal telecommunications products. This strategy included the development of the proprietary software and hardware which provides the many functional capabilities of MAGICOM(R) 2000.

MAGICOM(R) 2000 incorporates CopyTele's ultra-high resolution, patented, advanced flat panel display, called E-PAPERTM (representing "electronic paper"). The product offers many features, including a dual-line telephone, digital voice mail system, full duplex speakerphone, fax (full page transmission and paperless reception), simultaneous voice and electronic handwriting, e-mail communication, data transmission, storage and computer interface, as well as personal copying capabilities with the use of an optional Company printer, called MAGIC PRINTERTM, and the ability to send to a pager using a touch sensitive keyboard screen, all in a compact easy-to-use desktop unit. MAGICOM(R) 2000 also has other telecommunications capabilities, such as speed dialing, re-dial, flash, electronic directory, date and time. It is capable of incorporating, on a continuing basis, other functions that may be derived from the Company's proprietary software development. The Company is continuing to develop proprietary software to provide interfacing with on-line services and the Internet. A more complete list of the main features of MAGICOM(R) 2000 is set forth on Exhibit 99.1 to this Annual Report on Form 10-K.

CopyTele's patented flat panel display technology incorporated in MAGICOM(R) 2000 brings an advanced standard of readability to visually displayed electronic information, since its display image forms in a manner closely resembling the way a printed image forms on a page. Business documents, letters, diagrams, written messages or notes, magazine articles and other forms of information that can be received electronically can be read with the ease approaching that of a printed page. Users can view in a single image an entire page of information. The displayed images can be viewed from any angle under all lighting conditions. Once an image is
                                       3
viewed on the display, it can be retained with minimal display power. This provides additional user-friendliness since no refreshing is necessary to view an image. Conventional displays, such as cathode ray tubes ("CRTs") and liquid crystal displays ("LCDs"), require refresh (quick repetition of an image) which is one reason why people find reading a printed page easier and more natural. The display, in combination with a high quality writing screen and plastic tip pen, allows writing with the ease approaching that of writing on paper. The display- writing screen combination can be used to create and transmit information and edit received documents. The Company has described these unique display features as "electronic paper". In addition, the high resolution of its display has enabled CopyTele to produce a compact, lightweight product capable of displaying a full page of information, considerably smaller than conventional lower resolution displays would allow. The product size is suitable for office and home use.

MAGICOM(R) 2000 is only in its initial stages of production and marketing. The eventual success and profitability of the product will depend upon many factors, including those normally associated with any new product. These factors include the capability of SCE to produce sufficient quantities of MAGICOM(R) 2000, the ability of the Company and SCE to maintain an acceptable pricing level to end-users for the product, long-term product performance and the capability of the Company, SCE and its distributors to adequately service the product, the ability of distributors to market their contracted quantities of the product in their respective territories, political and economic stability in targeted marketing territories, and the possible development of competitive products that could render the product obsolete or unmarketable.

         Joint Venture

SCE was formed on April 10, 1995 pursuant to a Joint Venture Agreement dated March 28, 1995 ("the Joint Venture Agreement") between CopyTele and Shanghai Electronic Components Corp. ("SECC"). With this Joint Venture Agreement, SCE was formed as a limited liability company in Shanghai, China having a duration of 20 years. The Company has been advised that SECC is wholly-owned by the government of China and is the largest electronic components company in China.

The Joint Venture Agreement contemplates an initial investment of $7 million, of which half may be borrowed from banks, with a registered capital of $3.5 million. The parties have agreed in principle to increase the investment to a maximum of $25 million, depending on the nature and extent of SCE's business. CopyTele, which owns a 55% interest in SCE, has contributed $1,225,000 in cash, and technology (valued for purposes of the Joint Venture Agreement at $700,000 and representing 20% of the registered capital) which has been licensed to SCE pursuant to a Technology License Agreement, dated as of March 28, 1995, between SCE and the Company (the "Technology License Agreement"). In accordance with Chinese regulations, the maximum percentage of technology which can be contributed as registered capital is 20%. SECC and Shanghai International Trade and Investment Developing Corp. ("SIT") (which has acquired a 10% economic interest in SCE from SECC) have contributed an aggregate of $1,575,000 in cash to SCE. The Board of Directors of SCE is comprised of seven directors. In accordance with the Joint Venture Agreement, CopyTele has appointed four directors, the Vice-Chairman and the General Manager, and SECC and SIT jointly have appointed three directors, the Chairman and the Vice-General Manager. The Company accounts for its investment in SCE under the equity method of accounting. See Notes 2 and 3 to the Company's Financial Statements.

It is contemplated that additional financing for SCE, if required, will be obtained from a combination of third party borrowings and equity investments contributed by the Company and the other parties to SCE in proportion to their respective equity interests and on terms to be agreed upon. The Company may require additional financing in order to participate in SCE following its initial capital contributions and to continue its research and development activities. There can be no assurance, however, that adequate financing will be available to the Company or SCE, or that, if available, it will be available on favorable terms and conditions.

CopyTele has licensed only the flat panel application technology to SCE for exclusive use in China. SCE does not have the right to produce the thin film coated glass for the Company's flat panel which is being supplied to SCE by the Company. As a result of licensing the technology, CopyTele will receive royalties for the duration of the Technology License Agreement on all net sales by SCE, including sales to CopyTele for resale outside of China. Pursuant to the Joint Venture Agreement, CopyTele is solely authorized to market and sell SCE's products outside of China while SCE is responsible for marketing and sales within China.

On July 10, 1995, an Assignment Agreement was entered into by CopyTele, SECC and SIT whereby SECC assigned a 10% economic interest to SIT in the capital and profits of SCE from SECC's original interest of 45%. SIT, an investment and trade development company, is a state owned enterprise operating under the leadership of the Shanghai Foreign Economic Relations and Trade Commission in Shanghai, China. As a result of the assignment, SECC's interest in SCE was reduced to 35%. SECC has retained all its duties and obligations under the Joint Venture Agreement, but SIT assumed a 10% obligation with respect to the capital contributions payable by SECC to SCE.

In December 1996, SCE commenced initial production of MAGICOM(R) 2000 in its 12,000 square foot leased facility in Shanghai, China (the "Leased Facility"). During 1996, SCE also completed construction of a 30,000 square foot facility (the "Owned Facility") in the Shanghai Songjiang Industrial Zone (see "Properties" below), and plans to commence production of MAGICOM(R) 2000 in this facility and discontinue production in the Leased Facility during the first calendar quarter of 1997. See "Production" below. The capital contributions made to SCE were sufficient to enable SCE to cover the costs of building the new facility, which
                                        5
totalled approximately U.S.$1 million in the aggregate. SCE has obtained a third party loan of U.S. $220,000 secured by the land-use contract for the purpose of purchasing production materials and supplies. Additional funding for the purchase of additional production lines, if required, and working capital requirements are expected to be financed through additional third party borrowings.

         Production

SCE utilizes multi-purpose production and assembly line equipment to produce MAGICOM(R) 2000. The production process primarily involves a multi-station assembly line for the sequential assembly of various sub-assemblies, including the Company's flat panel display system. To date, approximately forty-five of SCE's sixty employees are involved in the assembly and production of MAGICOM(R) 2000. However, the number of employees is subject to change depending upon SCE's future production requirements. MAGICOM(R) 2000's main sub-assemblies include printed circuit boards, which are automatically being populated with electronic components, a document scanner, keypad and function controls, the flat panel assembly and the case. The flat panel assembly includes automatic insertion and bonding of the 128 driver output chips located on the flat panel, the illumination system, and the touch screen. The Company is providing SCE with the 128 output chips, the flat panel fluid, and components of the flat panel which are being produced by Hoya Corporation ("Hoya"), a major Japanese high technology manufacturer of glass products, under agreements with the Company. See "Flat Panel Display Technology -- General" below. The Company is also receiving sample quantities of flat panels from Hoya to monitor their performance. SCE is filling the flat panels with the fluid, mounting and electrically connecting the 128 output chips to the flat panel, and integrating the illumination system and touch screen to complete the flat panel assembly.
The Company has provided testing systems to SCE to check the operation of MAGICOM(R) 2000 units as they are produced.

Prior to the commencement of production, the Company designed and installed in its facilities in the United States production equipment for the assembly and testing of its flat panel display system. This equipment was used to verify and standardize the production process and to train SCE production personnel in the use of the equipment. Based on these results, similar equipment capable of larger production quantities was installed in the Leased Facility. The Company is continuing to use its equipment in the United States to sample-test flat panels supplied by Hoya and for development purposes. The Company is also receiving, on a sampling basis, SCE produced MAGICOM(R) 2000 units to monitor the quality of the production process.

Initial production of MAGICOM(R) 2000 commenced in the Leased Facility in December 1996. During 1996, SCE also completed the construction of the Owned Facility in the Shanghai Songjiang Industrial Zone. The Owned Facility has warehouse space, administrative offices, and the capability to house multiple production lines similar to the production line used in the

Leased Facility. If additional production lines are purchased and multiple shifts per line are utilized, the Company believes that the Owned Facility could ultimately have the capability of producing up to a maximum of 700,000 units per year, if necessary depending upon SCE's requirements for finished products. SCE believes it currently has adequate management, technical and production personnel to operate the facility and intends to increase personnel as needed. See "Employees and Consultants". SCE currently is in the process of transferring all of its production equipment and personnel from the Leased Facility to the Owned Facility, and anticipates commencing production of MAGICOM(R) 2000 in this facility and discontinuing production in the Leased Facility during the first calendar quarter of 1997. A determination has been made by all parties to terminate the lease covering the Leased Facility after the transfer of all production equipment and personnel has been fully completed. See "Properties" below.

MAGICOM(R) 2000 contains various electronic components. The commodity-type components, such as resistors, capacitors and multi-purpose chips are available and are being purchased from various vendors world-wide, including SECC. Special purpose components, such as the fax and data chip set, the 128 output drive chips and the flat panel's coated glass plates, are being purchased from single vendors which represent the major suppliers of these components throughout the telecommunications, consumer electronics and other industries. The Company does not presently anticipate that it will experience any difficulty in obtaining the required components for MAGICOM(R) 2000.

The Songjiang Industrial Zone is approximately 20 miles from downtown Shanghai, 30 miles from a deep harbor and 13 miles from an international airport. A transportation system of connecting expressways, railroads and waterways provide efficient routes to import raw materials and to export SCE's products to world-wide markets.

         Marketing

Pursuant to the Joint Venture Agreement, the Company is solely authorized to purchase MAGICOM(R) 2000 from SCE for marketing and sale outside of China. In 1996, the Company established a Sales and Marketing Office and hired a marketing team, including independent sales representatives, to implement its marketing strategy. To date, the Company has hired four sales personnel in addition to Frank W. Trischetta, Senior Vice-President Marketing and Sales, and has retained nine independent representatives in several countries.

The Company's marketing strategy is to penetrate world-wide markets in progressive stages, beginning with those markets which the Company believes to have lower entry barriers and to be the least difficult to supply and service. The Company has initially focused its efforts on North Africa and Egypt and eventually plans to progress into other countries of the world, depending upon the growth of SCE's production capabilities and the marketing success of MAGICOM(R) 2000.
                                        7

As a result of these efforts, the Company has entered into distribution agreements to date with three distributors to sell and service MAGICOM(R) 2000 in North Africa and Egypt for terms of three years. See "MAGICOM(R) 2000 - General" above for certain risks associated with the success and profitability of the product. The agreements provide for monthly purchase orders in increasing quantities commencing in the first calendar quarter of 1997, to be accompanied by irrevocable bank letters of credit, acceptable to the Company, furnished by the distributors. The aggregate purchase price for the total quantities contracted for sale under the three distribution agreements is approximately $90 million.

In North Africa, CopyTele entered into an agreement with a consortium of companies in Tunisia whose territory includes the countries of Tunisia, Algeria and Morocco. These companies are presently engaged in sales and service in the fields of telecommunications, mobile communications, satellite systems, security and office products.

In Egypt,  CopyTele entered into agreements with two  distributors  that provide sales and service to telecommunications customers in the public and private sectors. One of the distributors specializes in telecommunications equipment for banks, hotels, governmental, commercial and industrial customers while the other specializes in the planning, implementation and maintenance of integrated public and private telephone systems networks utilizing PBX's, modem telephones, cables and accessories, within the governmental and commercial fields. Jointly, they have been directly responsible for the software and hardware design, installation and maintenance of over 300,000 local telephone lines in Egypt and maintain an extensive sales network throughout Egypt which will be available for distribution of MAGICOM(R) 2000.

The Company's distributors and independent sales representatives currently are in the process of marketing MAGICOM(R) 2000 to telephone companies, government agencies and industrial, professional and service entities. In an effort to support its distributors and independent representatives and to facilitate the opening of new markets, the Company has developed brochures, videos, exhibition booths for trade shows, sales handbooks and other sales and marketing tools. The Company and representatives of SCE also have participated in numerous international trade shows and press conferences to promote the product.

SCE is solely responsible for marketing MAGICOM(R) 2000 in China. SCE has featured MAGICOM(R) 2000 at several trade shows in China and has launched a marketing program pursuant to which SCE has selected appropriate local sales channels for the product and has initiated relationships with local distributors. To date, however, no definitive agreements have been reached for the distribution of MAGICOM(R) 2000 in China.

Flat Panel Display Technology

         General

The Company is continuing to enhance the characteristics of its compact, ultra-high resolution charged particle flat panel display. The flat panel possesses a combination of features that are not presently available in other display screens, such as ultra-high resolution, compatibility with facsimile terminals (200 lines per inch in the horizontal and vertical directions with up to a full page of information with real-time display), a minimal amount of inactive space between pixels or picture elements (allowing the image to appear smoother), image retention without refreshing (eliminating the need for image repetition with resulting flicker and operator fatigue), approximately 180 degree viewing angle, low power consumption for writing and image retention with minimal power consumption. The Company has developed flat panels with viewing areas whose diagonals are 7.8, 7.2 and 5.7 inches, and containing approximately 1,150,000, 800,000 and 630,000 pixels, respectively. The Company's 7.8 inch diagonal flat panel is one of the principal features of the MAGICOM(R) 2000 product. This flat panel has 1,280 lines by 896 lines with a resolution of 200 lines per inch in both directions, and has an image area of approximately 6.4 x
4.5 inches.

The Company is continuing to purchase, for testing and demonstration purposes and for incorporation into MAGICOM(R) 2000, production quality flat panels from Hoya utilizing the Company's design and technology. The flat panels incorporate the latest designs and improvements in production technology by reducing the number of steps necessary to construct the flat panels, thereby allowing multiple flat panels to be produced from a single primary glass substrate, while achieving the enhancement of image brightness and contrast. Hoya is assembling the flat panels. The overall size of the flat panel has been reduced while maintaining the same image area, thereby allowing a larger number of flat panels to be produced from a single glass substrate and reducing the size and potentially the cost of the display. Also, the Company has installed in its facilities in the United States the capability of handling large scale fluid production and is supplying the fluid to SCE for insertion into the flat panel.

The Company's flat panel design is utilizing a new chip which has 128 outputs as compared to the prior chip which had 64 outputs. The new chip is approximately the same size, has substantially higher speed to accommodate faster panel operation, and is capable of using minimal power when viewing an image. The new chip is being purchased by the Company and is being supplied to SCE for incorporation into production units.

The flat panel also utilizes fluids which were developed by the Company and which are suitable for production processing. See "Fluid" below. The fluid contains yellow particles suspended in a dark dye. Thus, the flat panel contains a yellow background with black writing or vice versa.

Included as an integral part of the Company's flat panel display is a plastic tip pen and touch writing screen. Due to the ultra-high resolution of the flat panel display, any language may be clearly written with the use of the plastic tip pen. In addition, with the use of the pen on a keyboard displayed on the screen of the flat panel, various modes of communication can be initiated, such as fax, e-mail and access to information services. An integrated front illumination system (see "Illumination" below) is also incorporated into the flat panel. This system provides viewing of the flat panel from nighttime to sunlight ambient light conditions. By incorporating these capabilities, the Company's flat panel technology provides clear and comfortable viewing, from any angle, of pictures, text in any language, and graphics.

         Color and Video

During 1996, in light of the new digital video standards that are being formulated in the telecommunications industry, the Company increased its efforts to develop digital video and color capability for its overall flat panel display technology. In an effort to achieve these goals, the Company expanded its technical staff with leading scientists in this field and acquired new facilities and equipment. The Company believes that, if successful, the technology under development, which involves unique proprietary solid state and optical technology, will be most suitable to obtain ultra-high resolution in color at video speeds, with minimal power, high contrast and long life. The Company anticipates that color implementation would be achieved without the use of the traditional color filters which are currently used in LCDs. The Company already has fabricated feasibility models and has demonstrated the capability of its technology in achieving the required video response time, contrast, color and resolution. The Company believes that this technology has the fastest known response time for any type of display, including CRTs and LCDs. The Company is now in the process of fabricating flat panels incorporating this technology having a resolution of approximately 240 lines per inch in both the horizontal and vertical directions. The Company believes that if ultra-high resolution video and color capability can be fully developed, the technology could be of universal use in such products as computers, digital television, video conferencing, multi-media devices, personal telecommunications and network computers (NC), and for accessing on-line information services and the Internet. The Company has filed for fundamental patent protection for this technology. There can be no assurance, however, that the Company's efforts in this area will be successful.

         Illumination

As part of the Company's product strategy, an illumination system has been developed and has been included in MAGICOM(R) 2000 to provide illumination from nighttime to sunlight. The front illumination system has been integrated with the flat panel assembly. The light is generated by cold cathode fluorescent lamps. The design of these lamps was developed in conjunction with another company in accordance with the Company's specifications. The Company determined experimentally the dimensions, slit angle and phosphor color of the fluorescent lamp. The development also included the design of the optical system, its optical quality, mechanical mounting techniques and the generation of standards for quality control of the systems, brightness, contrast and uniformity.

The Company is continuing to pursue the development of new techniques designed to further improve light output efficiency. These development activities involve advanced optics and designs, such as light shaping diffusers, edge illuminated holograms, pixellated illumination, and optical thin film coatings. This effort complements the Company's front illumination system using conventional optical light coupling and, if successful, could lead to lower cost, higher efficiency, and improved uniformity.

         Fluid

For fluid production purposes, an environmentally controlled chamber has been installed at the Company's facilities. Using the chamber, environmental parameters have been set to optimize desirable fluid properties. Additional equipment has been procured to allow large batches of fluid to be produced. Equipment has also been acquired to characterize batches and to assure fluid consistency. Results of these tests have led to improved processing steps and increased fluid quality control. Production quantities are now being made and shipped to SCE for use in the production of MAGICOM(R) 2000.

Fluid development work has been expanded through the addition of equipment and the expansion of the Company's facilities.With this expansion, the processing of charged particles in the suspension is being further developed. A number of coatings have been applied to the Company's pigment particles to increase contrast, enhance stability and, by changing particle density, to broaden the choice of solvents which may be used for its suspensions.

The Company believes that the display is environmentally comparable to a liquid crystal display and the Company presently is not aware of any environmental hazards associated with the small quantity of fluid medium inside the flat panel.


Second Joint Venture

On April 17, 1996, the Company entered into a letter of intent for the formation of a second joint venture with SECC to be called Shanghai CopyTele No. 2 Electronics Co., Ltd. (the "Second Joint Venture"). Pursuant to the terms of the letter of intent, the main purpose of the Second Joint Venture will be to manufacture and sell electronic components and parts used in SCE products, and products of other manufacturers. Initially, however, the Second Joint Venture will manufacture and market thick film circuits presently being produced by SECC at one of its facilities.

The parties are presently discussing possible amendments to the letter of intent to expand the scope of the proposed Second Joint Venture, to increase the initial capitalization, and to add additional parties. See "Management's Discussion and Analysis of Financial Condition and

Results of Operations - Liquidity" below for a complete discussion of the proposed capitalization, unless otherwise amended, of the Second Joint Venture. The letter of intent, as amended, would represent solely the intentions of the parties and would be subject to the execution of mutually acceptable agreements and the receipt of all necessary governmental approvals. There can be no assurance that the proposed Second Joint Venture will be formed or that, if formed, it will be successful.

Competition

The telecommunications industry has a substantial number of competitors which are significantly larger and possess financial resources significantly greater than those of the Company or SCE. Certain competitive products contain displays which primarily include LCDs. These products, however, have fewer features than the Company's product and the displays have significantly less resolution and information content capability than the Company's flat panel display. The Company's flat panel is being utilized for the first time in the marketplace in MAGICOM(R) 2000. The Company believes that telecommunications products incorporating the Company's flat panel could have many commercial applications and could combine many characteristics which the Company believes would be desirable to potential customers.

MAGICOM(R) 2000, the first telecommunications product developed by the Company, is a unique product that incorporates the features of many different products on the market, such as computers, telephones and fax machines. The product allows the user to talk and write on the machine at the same time as well as exchange information, faxes and messages with other MAGICOM(R) 2000 units, terminals, computers, fax machines and pagers. Other products currently available on the market do not combine all these features together with a high resolution flat panel display. Distinct features of the E-PAPERTM flat panel screen are its readability from any angle up to 180 degrees, viewability under any lighting conditions and its ability to display full pages of text and images. It is the E-PAPERTM screen, with its associated features, that the Company believes principally will distinguish MAGICOM(R) 2000 from other comparable products that may be developed by other manufacturers in the future.

However, there is no assurance that comparable or superior products or systems to MAGICOM(R) 2000 will not be developed which would render MAGICOM(R) 2000 or other products of the Company and SCE difficult to market or otherwise obsolete.

Patents

The Company has received seventy-nine (79) patents, including those from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2015. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. The foregoing patents are related to the design, structure and methods of construction of the flat panel, methods of operating the flat panel, particle generation, applications using the flat panel, and new applications for SCE's planned products. The Company has been advised by its patent counsel that in their opinion the subject matter of the pending applications contain patentable material.

The Company has licensed a number of its patents covering the flat panel, but excluding the flat panel manufacturing technology, to SCE on an exclusive basis in China.

There is no assurance that patents will be obtained for any of the pending applications. In addition, there is no assurance that any patents held or obtained will protect the Company against competitors either with or without litigation. The Company is not aware that MAGICOM(R) 2000 is infringing upon the patents of others. There is no assurance, however, that other products developed by the Company will not infringe upon the patents of others, or that the Company and SCE will not have to obtain licenses under the patents of others.

The Company believes that the foregoing patents are significant to the future operations of the Company.

Research and Development Expenses

Research and development expenses, which have comprised a significant portion of the Company's selling, general and administrative expenses since its inception, were approximately $3,858,000, $2,353,000, $2,677,000, and $20,743,000 for the
fiscal years ended October 31, 1996, 1995, 1994 and for the period from November 5, 1982 (inception) through October 31, 1996, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the Company's Financial Statements.

Employees and Consultants

The Company had thirty-one employees and twenty consultants as of January 22, 1997. Twenty three of these individuals, including the Company's Chairman of the Board and its President, are engaged in research and development. Their backgrounds include expertise in chemistry, optics and electronics. Fifteen individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for the Company. None of the Company's employees are represented by a labor organization or union.

To date, SCE has approximately sixty employees, of which forty-five are engaged in production and fifteen are engaged in administrative and other functions.

Item 2.  Properties.

The Company leases approximately 10,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Huntington Station, New York (its principal offices) from an unrelated party pursuant to a lease which expires November 30, 1998, for a base rent of approximately $166,000 per annum, as well as escalation clauses for increases in certain operating costs, for a total cost aggregating approximately $173,000 per annum. The Company has the right to cancel portions of the lease as of November 30, 1997 and February 28, 1998, respectively. This lease does not contain provisions for its renewal and management will continue to evaluate the future adequacy of this facility. See
Note 8 to the Company's Financial Statements.

In February 1996, the Company entered into a five year lease with an unrelated party for approximately 2,300 square feet of office space in Valhalla, New York. The lease, which expires on June 30, 2001 and is non-renewable, has a base rent of $51,175 per annum in years one and two and $55,775 per annum for the remainder of the lease. In October 1996, the Company entered into a lease with an unrelated party for approximately 2,000 square feet of office and laboratory space near its principal offices. This lease, which expires on May 31, 1997, provides for a base rent of $1,300 per month and contains a provision permitting the Company to extend the term of the lease for up to an additional three years with escalating rents.

SCE's Leased Facility consists of approximately 12,000 square feet of office and production space in Shanghai, China, pursuant to a lease which expires by its terms in April 1997. A determination has been made by all parties to terminate this lease on such earlier date as the transfer of all production equipment and personnel from this facility to the new facility described below has been fully completed.

During 1996, SCE completed construction of a 30,000 square foot, one-story office, warehouse and production facility owned by SCE in the Shanghai Songjiang Industrial Zone, on land acquired pursuant to a land-use contract, dated October 11, 1995, with the Land Administration Bureau of Shanghai County having a term of 50 years. SCE has obtained a one-year loan of U.S.$220,000 secured by the land-use contract. See Note 3 to the Company's

Financial Statements. SCE currently is in the process of transferring all of its production equipment and personnel from the Leased Facility to this new facility.

Management believes that the facilities described above, which are fully utilized at the present time (other than SCE's recently constructed 30,000 square foot facility) are adequate for the Company's and SCE's current requirements. It is anticipated that additional space may be needed in the future depending upon the nature and extent of the Company's activities with SCE and with the growth of the Company's and SCE's businesses.

Item 3.  Legal Proceedings.

The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the Company's fiscal year ended October 31, 1996, no matters were submitted by the Company to a vote of its shareholders.

Executive Officers of the Company

The only executive officers of the Company are Denis A. Krusos, Frank J. DiSanto, Frank W. Trischetta and Gerald J. Bentivegna. The information required to be furnished with respect to these executive officers is set forth in, and incorporated by reference from, Item 10 Part III of this Annual Report on Form 10-K.
                                       15

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
                  Related Stockholder Matters.

The common stock of the Company has been traded on the National Association of Securities Dealers, Inc. Automated Quotation National Market System ("NASDAQ - NMS"), the automated quotation system of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "COPY", since October 6, 1983, the date public trading of the Company's common stock commenced. The high and low sales prices, as reported by NASDAQ, for each quarterly fiscal period adjusted for the two-for-one stock split declared in May, 1996, during the Company's fiscal years ended October 31, 1995 and 1996 have been as follows:


--------------------------------------------------------------------------------
             Fiscal Period                High                 Low
--------------------------------------------------------------------------------

           1st quarter 1995              $4.44                $2.38
           2nd quarter 1995               4.13                 2.82
           3rd quarter 1995               5.50                 3.19
           4th quarter 1995               5.25                 3.44
--------------------------------------------------------------------------------
           1st quarter 1996               5.56                 4.06
           2nd quarter 1996               6.06                 4.63
           3rd quarter 1996               9.88                 5.25
           4th quarter 1996               7.63                 5.25
--------------------------------------------------------------------------------

As of January 22, 1997 the approximate number of record holders of common stock of the Company was 1,025.

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

                                 ---------------------------------------------------------------------
                                                                                                             For the period
                                                As of and for the year ended October 31,                  from November 5, 1982
                                                                                                           (inception) through
                                                                                                            October 31, 1996
                                 ---------------------------------------------------------------------
                                      1996         1995          1994           1993          1992
----------------------------------------------------------------------------------------------------------------------------

Sales                           $ -          $  -           $    -         $    -        $    -                   $    -
----------------------------------------------------------------------------------------------------------------------------
Selling General and
Administrative Expenses, and     6,166,210    3,350,125      3,651,334     2,925,627      1,978,444               32,146,652
Loss from SCE
----------------------------------------------------------------------------------------------------------------------------
Interest Income                    722,800      356,226        223,817       162,778        151,088                3,388,272
----------------------------------------------------------------------------------------------------------------------------
Net (Loss)                     (5,443,410)  (2,993,899)     (3,427,517)   (2,762,849)    (1,827,356)             ($28,758,380)

----------------------------------------------------------------------------------------------------------------------------
Net (Loss) Per Share of
Common Stock (a)                   ($0.10)      ($0.06)         ($0.07)   ($0.06)        ($0.04)                 ($0.64)
----------------------------------------------------------------------------------------------------------------------------
Total Assets                    24,710,420    9,695,398      6,614,332     8,686,241      4,358,874
----------------------------------------------------------------------------------------------------------------------------
Long Term Obligations           $    -        $  -          $    -         $      -      $    -
----------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity            22,750,273    9,436,708      6,415,233     8,244,925      4,083,800
----------------------------------------------------------------------------------------------------------------------------
Cash Dividends Per Share        $    -        $  -          $    -         $    -        $      -                 $    -
of Common Stock
----------------------------------------------------------------------------------------------------------------------------
         --------------------

(a) Adjusted for three-for-one stock split declared in October 1985, five-for-four stock split declared in August 1987, two-for-one stock split declared in February 1991 and two-for-one stock split declared in May 1996.

Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

The Company, which is a development stage enterprise, was incorporated on November 5, 1982 and has had no revenues to support its operations since its inception. The Company's principal activities are the development of telephone based multi-functional telecommunications products incorporating the Company's ultra-high resolution flat panel display, the further expansion of its overall flat panel technology, and the operations of SCE, the Company's 55% owned joint venture in China. The Company's interest in SCE is accounted for under the equity method of accounting. See "Business - New Developments" and Notes 2 and 3 to the Company's Financial Statements. During 1996, the Company also increased its efforts to develop ultra-high resolution video and color capability for its overall flat panel display technology. See "Business - Flat Panel Display Technology - Color and Video" above. There can be no assurance, however, that the Company's efforts in this area will be successful. There is also no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render the products of the Company or SCE obsolete or unmarketable.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's Financial Statements and the notes thereto.

Results of Operations

Selling, general and administrative expenses, including the loss from SCE, for the fiscal years ended October 31, 1996, 1995 and 1994 and for the period from November 5, 1982 (inception) through October 31, 1996 were approximately $6,166,000, $3,350,000, $3,651,000 and $32,147,000, respectively. These amounts include research, development and tooling costs of approximately $3,858,000, $2,353,000, $2,677,000 and $20,743,000, respectively, as well as normal operating expenses. Selling, general and administrative expenses, including the loss from SCE, increased $2,816,000 during fiscal 1996 as compared to fiscal 1995 resulting primarily from increases in expenditures for engineering supplies and services necessitated by the present phase of the Company's development program and related activities. Professional fees increased during the fiscal 1996 period, especially patent application preparation and filing fees. Other increases in professional fees, including accounting and shareholder services, were offset by a decline in other legal fees which were not patent related. Initial marketing costs were incurred during the fiscal 1996 period as a result of the opening and staffing of a marketing office, retention of public relations and advertising firms and the production of advertising and promotional materials. Other expense categories also increased in fiscal 1996, including compensation and related costs, rent and travel expenditures, as a result of adding personnel in marketing and engineering, the rental of additional space and facilities, and travel associated with marketing and supporting the joint venture in China. The Company's portion of SCE's loss in fiscal 1996 of approximately $149,000 as compared to the loss in fiscal 1995 of approximately $18,000 was as a result of SCE expensing start up costs prior to production.

Selling, general and administrative expenses, including the loss from SCE, decreased $301,000 during fiscal 1995 as compared to fiscal 1994 as a result of the requirements of the Company's development program and related activities. Engineering supplies purchases and patent application preparation and filing fees decreased substantially during fiscal 1995, while professional fees (excluding patent related fees) and business trip expenses increased. Consulting and outside engineering services expenses increased during fiscal 1995 as compared to fiscal 1994 as a result of costs incurred in connection with the development of products for SCE.

Since November 1985, the Company's Chairman of the Board and its President have waived salary and related pension benefits for an undetermined period of time. Four other individuals, including a former officer and three senior level personnel, waived salary and related pension benefits from January 1987 through December 1990. Commencing in January 1991, these four individuals waived such rights for an undetermined period of time and they did not receive salary or related pension benefits through December 1992. The Company's Chairman of the Board, its President and the three senior level personnel continued to waive such rights commencing in January 1993 for an undetermined period of time. Since February 1993, one additional employee is also currently waiving such salary and benefit rights for an undetermined period of time. See "Executive Compensation" and Note 11 to the Company's Financial Statements for a more complete discussion regarding salary and related pension benefit waivers.

The increase in interest income during fiscal 1996 as compared to 1995 primarily resulted from a significant increase in average funds available for investment offset slightly by a decrease in interest rates. The increase in interest income during fiscal 1995 as compared to fiscal 1994 primarily resulted from a small increase in average funds available for investment, and an increase in interest rates. Funds available for investment during 1996, 1995 and 1994, on a monthly weighted average basis, were approximately $16,011,000, $7,175,000 and $7,050,000, respectively. The investment instruments selected by the Company are principally money market accounts and commercial paper.

During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under preexisting accounting pronouncements. If the fair market value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and earnings per share. This statement will be adopted by the Company during fiscal 1997. The Company is currently evaluating the implications of SFAS No. 123 and, as a result, has not yet determined how it would be applied in its financial statements. See Note 2 to the Company's Financial Statements. The Company has adopted all other recently issued accounting standards which have an impact on its financial statement.

See "Business" and Note 1 to the Company's Financial  Statements for discussions
regarding   uncertainties  that  may  significantly  affect  results  of  future operations.
                                       19

Liquidity and Capital Resources

Since its inception, the Company has met its liquidity and capital expenditure needs primarily from the proceeds of the sales of its common stock in its initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering and upon exercise of stock options pursuant to the Company's Stock Option Plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan") and the CopyTele, Inc. 1993 Stock Option Plan, adopted by the Board of Directors on April 28, 1993 and amended on May 3, 1995 and May 10, 1996 (the "1993 Plan").

During the fiscal year ended October 31, 1996, the Company received proceeds aggregating approximately $17,667,500 from the exercise of options to purchase 5,110,100 shares of its common stock pursuant to the 1987 Plan and the 1993 Plan. In addition, during fiscal 1996 the Company received proceeds aggregating approximately $1,089,500 from the exercise of warrants by members of the immediate families of its Chairman of the Board and its President to purchase 384,350 shares of common stock. From the period November 1, 1996 through January 22, 1997 the Company received proceeds aggregating approximately $204,500 from the exercise of stock options for 61,000 shares of the Company's common stock. See "Certain Relationships and Related Transactions" below and the Company's Financial Statements for a more complete discussion regarding sales of common stock.

SCE contemplates an initial investment of $7,000,000, of which half is expected to be borrowed from banks, and a capital investment of $3,500,000. The Company has contributed $1,225,000 in cash, and technology valued for the purposes of SCE at $700,000, and SECC and SIT have contributed $1,575,000 in cash to SCE. See Notes 1, 2 and 3 to the Company's Financial Statements. SCE may require capitalization of up to $25 million, depending upon the nature and extent of its business activities.

As stipulated in a letter of intent signed with SECC, unless otherwise amended, the Second Joint Venture is expected to have an initial capitalization of approximately $2,000,000, of which half would consist of bank borrowings. The Company would invest cash of approximately $550,000 and SECC would contribute cash, equipment and technology collectively valued at $450,000. The Second Joint Venture may require an ultimate capitalization of up to $10 million depending on the nature and extent of its business activities, which if necessary, is expected to be financed through a combination of bank borrowings and equity investments contributed by the parties in proportion to their equity interests and on terms to be agreed upon.

The Company believes that without taking into consideration revenues from sales of MAGICOM(R) 2000 it will have sufficient funds through the first quarter of fiscal 2000
                                       20
to maintain its present level of development efforts and to make its anticipated capital contribution of $550,000 to the Second Joint Venture.

The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue. The Company anticipates that it may require additional funds in order to participate in SCE or the Second Joint Venture following its initial capital contributions and to continue its research and development activities.

The NASD requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain its NASDAQ - NMS listing. The Company anticipates that it will seek additional sources of funding, when necessary, in order to satisfy the NASD requirements.

The Company currently has no plans with respect to additional financing. There can be no assurance that adequate funds will be available to the Company, SCE or the Second Joint Venture, including any future capital contribution, if any, beyond its initial capital contributions of $1,225,000 to SCE and the anticipated capital contribution of $550,000 to the Second Joint Venture, and its NASD funding requirements, or that, if available, the Company, SCE or the Second Joint Venture will be able to obtain such funds on favorable terms and conditions.

See "Business" and Note 1 to the Company's Financial Statements for discussions regarding uncertainties that may significantly affect future liquidity and capital resources.


Item 8. Financial Statements and Supplementary Data.

See accompanying "Index to Financial Statements".

Item 9.  Disagreements on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth certain information with respect to all of the directors and executive officers of the Company:

--------------------------------------------------------------------------------------------------------
                                                                                     Director and/or
                            Position with the Company and Principal                  Executive Officer
             Name                  Occupation                                   Age  Since
--------------------------------------------------------------------------------------------------------

Denis A. Krusos             Director, Chairman of the Board and                  69      1982
                            Chief Executive Officer
-------------------------------------------------------------------------------------------------------
Frank J. DiSanto            Director and President                               72      1982
-------------------------------------------------------------------------------------------------------
Gerald J. Bentivegna        Director, Vice President - Finance and               47      1994
                            Chief Financial Officer
-------------------------------------------------------------------------------------------------------
John E. Gillies             Director                                             70      1992
-------------------------------------------------------------------------------------------------------
John R. Shonnard            Director                                             81      1988
-------------------------------------------------------------------------------------------------------
Frank W. Trischetta         Senior Vice President - Marketing and                56      1996
                            Sales
-------------------------------------------------------------------------------------------------------


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

Mr. Bentivegna has been Vice President - Finance and Chief Financial Officer since September 1994 and was elected a Director in July 1995. Prior to joining the Company, Mr. Bentivegna was employed at Marino Industries Corp. for approximately 10 years, where he served as Controller, Treasurer and Chief Financial Officer. He holds an M.B.A. degree from Long Island University and a B.B.A. from Dowling College.

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

Mr. Shonnard has been a Director of the Company since January 1988. He had been a research consultant to the Company from August 1983 until his retirement in May 1988. Mr. Shonnard was engaged in development engineering in the communications field for over fifty years and has held numerous patents in the communications field.

Mr.  Trischetta  has been  Senior Vice  President  -  Marketing  and Sales since
February 1996. Prior to joining the Company, Mr. Trischetta was employed by Panasonic Corporation for approximately 15 years where he served as General Manager Marketing and Sales for Panasonic Office Automation Products. Prior to that, Mr. Trischetta was employed by 3-M Company for approximately 17 years where he advanced to a senior sales and marketing executive position. He holds a B.B.A. from the University of Miami.

Item 11.  Executive Compensation.

Messrs. Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director, Frank J. DiSanto, President and Director, Frank W. Trischetta, Senior Vice President - Marketing and Sales, and Gerald J. Bentivegna, Vice President - Finance, Chief Financial Officer and Director, are the executive officers of the Company. While there are no formal agreements, Denis A. Krusos and Frank J. DiSanto waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1, 1985. As a result, Mr. Krusos received no salary or bonus during the last three fiscal years. Except for Mr. Trischetta, no other executive officer received a salary or bonus in excess of $100,000 during the fiscal year ended October 31, 1996. The following is compensation information regarding Mr. Krusos and Mr. Trischetta for the fiscal years ended October 31, 1996, 1995 and 1994:


---------------------------------------------------------------------------------------------------------------------------

                                                SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------

                                                                            Long-Term                       Annual
                                                  Fiscal               Compensation Awards               Compensation
                  Name and                         Year
             Principal Position                   Ended
                                                                      Securities Underlying
                                                                           Options (#)
---------------------------------------------------------------------------------------------------------------------------

Denis A. Krusos,                                 10/31/96                    575,000                           -
Chairman of the Board,                           10/31/95                    900,000                           -
Chief Executive Officer and                      10/31/94                    200,000                           -
Director
---------------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta                              10/31/96                    155,000                       $117,600
Senior Vice President -
Marketing and Sales
---------------------------------------------------------------------------------------------------------------------------

The following is information regarding stock options granted to Mr. Krusos and Mr. Trischetta pursuant to the 1993 Plan during the fiscal year ended October 31, 1996:

------------------------------------------------------------------------------------------------------------------------------------
                                                 OPTION GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------------------
                                       Individual Grants                                           Potential Realizable Value at
                                                                                                   Assumed Annual Rates of Stock
                                                                                                Price Appreciation for Option Term
------------------------------------------------------------------------------------------------------------------------------------
                        Number of         Percent of
                       Securities        Total Options
                       Underlying         Granted to          Exercise
                     Options Granted     Employees in           Price           Expiration
       Name              (#) (1)          Fiscal Year          ($/Sh)              Date              5% ($)            10% ($)
------------------------------------------------------------------------------------------------------------------------------------


Denis A. Krusos          18,890              .41%            $5.2938(2)           3/20/01           $ 16,026          $ 46,410
------------------------------------------------------------------------------------------------------------------------------------
                         181,110             3.96%           $4.8125(3)           3/20/06           $548,139         $1,389,093
                   -----------------------------------------------------------------------------------------------------------------
                         200,000             4.37%           $4.8125(3)           4/21/06           $605,311         $1,533,977
                   -----------------------------------------------------------------------------------------------------------------
                         175,000             3.82%           $6.3750(3)           9/18/06           $701,611         $1,778,019
------------------------------------------------------------------------------------------------------------------------------------
Frank W.                 20,778              .45%            $4.8125 (2)          3/20/06           $ 62,886          $ 159,365
Trischetta
------------------------------------------------------------------------------------------------------------------------------------
                         29,222              .64%            $4.8125 (3)          3/20/06           $ 88.442          $ 224,129
                   -----------------------------------------------------------------------------------------------------------------
                         70,000              1.53%           $4.8125 (3)          4/21/06           $211,859          $ 536,892
                   -----------------------------------------------------------------------------------------------------------------
                         35,000              .76%            $6.3750 (3)          9/18/06           $140,322          $ 355,604
                   -----------------------------------------------------------------------------------------------------------------




-----------------
(1) The options are exercisable in whole or in part commencing one year following the date of grant unless otherwise accelerated. The options are not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options terminate upon termination of employment, except that in the case of death, disability or termination for reasons other than cause, options may be exercised for certain periods of time thereafter as set forth in the 1993 Plan.

(2) The exercise price of these options was equal to 110% of the fair market value of the underlying common stock on the date of grant for Mr. Krusos and 100% of the fair market value of the underlying common stock on the date of grant for Mr. Trischetta (fair market value being defined in the 1993 Plan as the last sales price of the Company's common stock on NASDAQ-NMS on the date of grant). These options were granted as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

(3) The exercise price of these options was equal to the fair market value of the underlying common stock on the date of grant. These options are nonqualified options.


The following is information regarding stock option exercises during fiscal 1996 by Mr. Krusos and Mr. Trischetta and the values of their options as of October 31, 1996:

---------------------------------------------------------------------------------------------------------------------
                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                FY-END OPTION/VALUES
=====================================================================================================================
                                                         Number of Securities         Value of Unexercised In-the-
                                                    Underlying Unexercised Options    Money Options at Fiscal Year
                                                        at Fiscal Year End (#)                 End ($) (2)
                 Shares Acquired   Value Realized
      Name       on Exercise (#)      ($) (1)
                                                   ------------------------------------------------------------------
                                                      Exercisable    Unexercisable    Exercisable     Unexercisable
=====================================================================================================================

Denis A. Krusos     1,099,820        $3,191,225        1,597,180        175,000        $1,472,300       $136,719
---------------------------------------------------------------------------------------------------------------------
Frank W.             142,000          $290,750          208,000         155,000         $783,875        $308,594
Trischetta
---------------------------------------------------------------------------------------------------------------------

(1) Such value was determined by applying the net difference between the selling price of the stock sold on day of exercise and the exercise price for the options to the number of options exercised. The exercise price of these options was equal to the fair market value of the underlying common stock as defined in the applicable plan.




(2) Such value was determined by applying the net difference between the last sales price of the Company's common stock on October 31, 1996 and the exercise price for the options to the number of unexercised in-the-money options held. The exercise price of these options was at least equal to the fair market value of the underlying common stock as defined in the 1993 Plan.

There is no present arrangement for the compensation of directors for services in that capacity. Upon the approval of the amendment of the 1993 Plan by the Company's shareholders on July 24, 1996, each nonemployee director elected at the 1996 Annual Meeting of Shareholders received nonqualified stock options to purchase 40,000 shares of common stock and such nonemployee directors will receive nonqualified stock options to purchase 40,000 shares of common stock each subsequent year that such director is elected to the Board of Directors. In addition, any future nonemployee director elected to the Board of Directors will receive nonqualified stock options to purchase 20,000 shares of common stock upon his initial election to the Board of Directors and 40,000 each subsequent year that such director is elected to the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners
              and Management.

The following table sets forth certain information with respect to the Company's common stock beneficially owned as of January 22, 1997 by (a) each person who is known by the management of the Company to be the beneficial owner of more than 5% of the Company's common stock, (b) each director or executive officer of the Company and (c) all directors and executive officers as a group:



----------------------------------------------------------------------------------------
                                                       Amount and Nature of
                                                            Beneficial
             Name and Address of Beneficial Owner         Ownership(1)(2)    Percent of
                                                                               Class
========================================================================================
Denis A. Krusos                                               6,434,440       10.86%
900 Walt Whitman Road
Huntington Station, NY  11746
------------------------------------------------------------------------------------
Frank J. DiSanto                                              6,227,960       10.53%
900 Walt Whitman Road
Huntington Station, NY  11746
------------------------------------------------------------------------------------
Gerald J. Bentivegna                                            111,000         .19%
900 Walt Whitman Road
Huntington Station, NY  11746
------------------------------------------------------------------------------------
John E. Gillies                                                  81,000         .14%
320 Conklin Street
Farmingdale, NY  11735
------------------------------------------------------------------------------------
John R. Shonnard                                             247,200(3)         .43%
12521 Rios Road
San Diego, CA  92128
------------------------------------------------------------------------------------
Frank W. Trischetta                                             258,000         .45%
900 Walt Whitman Road
Huntington Station, NY  11746
------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group           13,359,600(3)       21.73%
(6 persons)
------------------------------------------------------------------------------------

--------------------

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

(2)  Includes 1,772,180 shares, 1,682,180 shares, 110,000 shares, 80,000 shares,
     117,600 shares, 258,000 shares and 4,019,960 shares as to which Denis A. Krusos, Frank J. DiSanto, Gerald J. Bentivegna, John E. Gillies, John R. Shonnard, Frank W. Trischetta


         and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1987 Plan and/or the 1993 Plan.

(3) Includes 129,600 shares of the Company's common stock, all of which are held in a revocable trust by the Wells Fargo Bank (successor of the First Interstate Bank), as trustee of such trust. Mr. Shonnard and his wife, Janet L. Shonnard, are the beneficiaries of such trust and, under certain circumstances, may exercise the voting power and investment power of the trust jointly.

Item 13.  Certain Relationships and Related Transactions.

In fiscal 1996, Peri D. Krusos, Denis Z. Krusos and Daniel A. DiSanto exercised warrants to purchase 185,710, 185,710 and 12,930 shares of common stock, respectively, at the weighted average exercise price of $2.83 per share of the Company's common stock. Each exercise price represented the fair market value of such stock on the date of issuance of these warrants, subsequently adjusted for the two-for-one stock splits declared by the Company in February 1991 and May 1996 and the anti-dilution provisions of the warrants. The warrants were issued in fiscal 1990 in conjunction with sales of common stock by the Company to the foregoing individuals. Peri D. Krusos and Denis Z. Krusos are the daughter and son, respectively, of Denis A. Krusos and Daniel A. DiSanto is the son of Frank
J. DiSanto.

As of January 22, 1997, after adjustments for the two-for-one stock split declared in May 1996, Peri D. Krusos, Denis Z. Krusos and Daniel A. DiSanto each held warrants to purchase 105,940 shares of common stock, all of which are exercisable.
                                       28

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.

(a)(1)(2)         Financial Statement Schedules

                  See accompanying "Index to Financial Statements".

  (a)(3)          Executive Compensation Plans and Arrangements

                  Stock Option Plan (1987) (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1987).

                  Amendment to Stock Option Plan (1987) (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

                  CopyTele, Inc. 1993 Stock Option Plan (filed as Annex A to the Company's Proxy Statement dated June 10, 1993).

                  Amendment to CopyTele,  Inc.  1993 Stock Option Plan (filed as
                  Exhibit  4(d) to the  Company's  Form S-8 dated  September  6,
                  1995).

                  Amendment to CopyTele,  Inc.  1993 Stock Option Plan (filed as
                  Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal year ended April 30, 1996.

      (b)         Reports on Form 8-K

                  No current report on Form 8-K was filed for the Company during the fourth quarter of its fiscal year ended October 31, 1996.

      (c)         Exhibits

                  (a)      3.1     Certificate of Incorporation, as amended.

                  (b)      3.2     By-laws, as amended and restated.

                  (c)      10.1    Stock Option Plan, adopted on April 1, 1987
                                   and approved by shareholders on May 27, 1987.

  (d)      10.2    Amendment to Stock Option Plan, adopted on March 12,
                   1990 and approved by shareholders on May 24, 1990.

  (e)      10.3    Stock Purchase Warrant, dated September 16, 1991,
                   between the Registrant and Denis Z. Krusos.

  (e)      10.4    Stock Purchase Warrant, dated September 16, 1991,
                   between the Registrant and Daniel A. DiSanto.

  (e)      10.5    Stock Purchase Warrant, dated September 16, 1991,
                   between the Registrant and Peri D. Krusos.

  (e)      10.6    Stock Purchase Warrant, dated December 16, 1991,
                   between the Registrant and Denis Z. Krusos.

  (e)      10.7    Stock Purchase Warrant, dated December 16, 1991,
                   between the Registrant and Daniel A. DiSanto.

  (e)      10.8    Stock Purchase Warrant, dated December 16, 1991,
                   between the Registrant and Peri D. Krusos.

  (f)      10.9    Stock Purchase Warrant, dated March 12, 1992, between
                   the Registrant and Denis Z. Krusos.

  (f)      10.10   Stock Purchase Warrant, dated March 12, 1992, between
                   the Registrant and Daniel A. DiSanto.

  (f)      10.11   Stock Purchase Warrant, dated March 12, 1992, between
                   the Registrant and Peri D. Krusos.

  (a)      10.12   Stock Purchase Warrant, dated July 24, 1992, between the
                   Registrant and Denis Z. Krusos.

  (a)      10.13   Stock Purchase Warrant, dated July 24, 1992, between the
                   Registrant and Daniel A. DiSanto.

  (a)      10.14   Stock Purchase Warrant, dated July 24, 1992, between the
                   Registrant and Peri D. Krusos.

  (g)      10.15   Stock Purchase Warrant, dated October 27, 1992, between
                   the Registrant and Denis Z. Krusos.

  (g)      10.16      Stock Purchase Warrant, dated October 27, 1992, between
                      the Registrant and Daniel A. DiSanto.

  (g)      10.17      Stock Purchase Warrant, dated October 27, 1992, between
                      the Registrant and Peri D. Krusos.

  (h)      10.18      CopyTele, Inc. 1993 Stock Option Plan, adopted on April
                      28, 1993 and approved by shareholders on July 14, 1993.

  (i)      10.19      Joint Venture Contract, dated as of March 28, 1995, by
                      and between Shanghai Electronic Components Corp. and
                      CopyTele, Inc.

  (i)      10.20      Technology License Agreement, dated as of March 28,
                      1995, by and between Shanghai CopyTele Electronics
                      Co., Ltd. and CopyTele, Inc.

  (j)      10.21      Amendment No. 1 to the CopyTele, Inc. 1993 Stock
                      Option Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995.

  (k)      10.22      Assignment Agreement, dated as of July 10, 1995, by and
                      among Shanghai Electronic Components Corp., Shanghai
                      International Trade and Investment Developing Corp. and
                      CopyTele, Inc.

  (l)      10.23      Amendment No. 2 to the CopyTele, Inc. 1993 Stock
                      Option Plan, adopted on May 10, 1996 and approved by shareholders on July 24, 1996.

           23.1       Consent of Arthur Andersen LLP.

           27         Financial Data Schedule.

           99.1       Description of Main Features of Magicom(R)2000.



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

   (e) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1991.

   (f) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1992.

   (g) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1992.

   (h)      Incorporated by reference to Proxy Statement dated June 10, 1993.

   (i)      Incorporated by reference to Form 8-K dated March 28, 1995.

   (j) Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.

   (k) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1995.

   (l) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COPYTELE, INC.

                                       By: /s/ Denis A. Krusos
                                          ----------------------
                                       Denis A. Krusos
                                       Chairman of the Board and
January 29, 1997                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                       By:/s/ Denis A. Krusos
                                       ----------------------
                                       Denis A. Krusos
                                       Chairman of the Board,
                                       Chief Executive Officer
                                       and Director (Principal Executive
January 29, 1997                       Officer)

                                       By:/s/ Frank J. DiSanto
                                       -----------------------
                                       Frank J. DiSanto
January 29, 1997                       President and Director

                                       By:/s/ Gerald J. Bentivegna
                                       ---------------------------
                                       Gerald J. Bentivegna
                                       Vice President - Finance,
                                       Chief Financial Officer and
                                       Director (Principal Financial
January 29, 1997                       and Accounting Officer)

                                       By:/s/ John R. Shonnard
                                       -----------------------
                                       John R. Shonnard
January 29, 1997                       Director

                                       By:/s/ John E. Gillies
                                       ----------------------
                                       John E. Gillies
January 29, 1997                       Director

                                 COPYTELE, INC.

                         (Development Stage Enterprise)

                          INDEX TO FINANCIAL STATEMENTS


                                OCTOBER 31, 1996



                                                                                                                 Page

Report of Independent Public Accountants                                                                          F-1

Balance Sheets as of October 31, 1996 and 1995                                                                    F-2

Statements of Operations for the three years ended October 31, 1996 and for the period
   from November 5, 1982 (inception) through October 31, 1996                                                     F-3

Statements of Shareholders' Equity for the period from November 5, 1982 (inception)
   through October 31, 1983 and for the thirteen years ended October 31, 1996                                  F-4 - F-7

Statements of Cash Flows for the three years ended October 31, 1996 and for the
   period from November 5, 1982 (inception) through October 31, 1996                                              F-8

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------




To CopyTele, Inc.:


           We have audited the accompanying balance sheets of CopyTele, Inc. (a Delaware corporation in the development stage -- Note 1) as of October 31, 1996 and 1995, and the related statements of operations and cash flows for each of the three years in the period ended October 31, 1996 and for the period from November 5, 1982 (inception) to October 31, 1996 and the statements of shareholders' equity for the period from November 5, 1982 (inception) through October 31, 1983 and for each of the thirteen years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. as of October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 and for the period from November 5, 1982 (inception) to October 31, 1996, and the changes in its shareholders' equity for the period from November 5, 1982 (inception) through October 31, 1983 and for each of the thirteen years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.





                                                             ARTHUR ANDERSEN LLP



New York, New York
January 22, 1997


                                 COPYTELE, INC.

                         (Development Stage Enterprise)

                                 BALANCE SHEETS


                                                                                              October 31,       October 31,
                                                                                                 1996              1995
                                                                                                 ----              ----
                                                             ASSETS
                                                             ------
CURRENT ASSETS:
  Cash (including cash equivalents and interest bearing accounts of
    $21,921,133 and $8,786,210, respectively)                                                 $22,165,892      $ 8,864,293
  Accrued interest receivable                                                                      49,306           36,206
  Prepaid expenses and other current assets (including amounts due from
    Joint Venture of approximately $240,000 at October 31, 1996)                                  378,417           52,451
                                                                                              -----------      -----------
                                                                                               22,593,615        8,952,950
PROPERTY AND EQUIPMENT (net of accumulated depreciation
 and amortization of $816,651 and $690,420, respectively)                                         830,606          235,201

INVESTMENT IN JOINT VENTURE (Notes 1, 2 and 3)                                                  1,058,557          349,687

OTHER ASSETS                                                                                      227,642          157,560

DEFERRED TAX BENEFITS (net of valuation allowance of $25,308,000
  and $15,983,000, respectively)                                                                     -                -
                                                                                              -----------      -----------
                                                                                              $24,710,420      $ 9,695,398
                                                                                              ===========      ===========

                                              LIABILITIES AND SHAREHOLDERS' EQUITY
                                              ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                    $ 1,960,147      $   258,690
                                                                                              -----------      -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 5):
  Preferred stock, par value $100 per share; authorized 500,000 shares;
    no shares outstanding                                                                            -                -
  Common stock, par value $.01 per share; authorized 120,000,000 shares;
    outstanding 57,404,656 and 25,955,103 shares, respectively                                    574,047          259,551
  Additional paid-in capital                                                                   50,934,606       32,492,127
  Accumulated (deficit) during development stage                                              (28,758,380)     (23,314,970)
                                                                                              -----------      -----------
                                                                                               22,750,273        9,436,708
                                                                                              -----------      -----------
                                                                                              $24,710,420      $ 9,695,398
                                                                                              ===========      ===========



      The accompanying notes are an integral part of these balance sheets.


                                 COPYTELE, INC.


                         (Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                                                               For the Period From
                                                               For the Years Ended October 31,                  November 5, 1982
                                                   -------------------------------------------------------     (inception) through
                                                          1996              1995             1994               October 31, 1996
                                                         ------            ------           ------             -----------------
SALES                                             $           -   $           -    $             -         $               -
                                                     -------------   -------------     --------------          ----------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (including research and development
  expenses of approximately
  $3,858,000, $2,353,000, $2,677,000
  and $20,743,000, respectively)                         6,017,580       3,332,312          3,651,334                31,980,209
                                                     -------------   -------------     --------------          ----------------

LOSS FROM JOINT VENTURE (Notes 1, 2 and 3)                 148,630          17,813               -                      166,443
                                                     -------------   -------------     --------------           ---------------

INTEREST INCOME                                            722,800         356,226            223,817                 3,388,272
                                                     -------------   -------------     --------------           ---------------

NET (LOSS)                                             ($5,443,410)    ($2,993,899)       ($3,427,517)             ($28,758,380)
                                                     =============   =============     ==============           ===============

NET (LOSS) PER SHARE OF COMMON STOCK                     ($.10)           ($.06)             ($.07)                    ($.64)
                                                          ====             ====               ====                      ====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           54,771,891      50,514,568         49,377,392                45,058,256
                                                        ==========      ==========         ==========                ==========


        The accompanying notes are an integral part of these statements.

                                 COPYTELE, INC.

                         (Development Stage Enterprise)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)

                          THROUGH OCTOBER 31, 1983 AND

                  FOR THE THIRTEEN YEARS ENDED OCTOBER 31, 1996

                                                                                                                      Accumulated
                                                                                                                       (Deficit)
                                                                               Common Stock            Additional       During
                                                                     --------------------------------    Paid-in      Development
                                                                          Shares         Par Value       Capital         Stage
                                                                          ------         ---------       -------         -----

BALANCE, November 5, 1982 (inception)                                         -     $        -      $          -   $          -
  Sale of common stock, at par, to incorporators on November 8,
    1982                                                                 1,470,000         14,700              -              -
  Sale of common stock, at $.10 per share, primarily to officers
   and employees, from November 9, 1982 to November 30, 1982               390,000          3,900            35,100           -
  Sale of common stock, at $2 per share, in private offering
    from January 24, 1983 to March 28, 1983                                250,000          2,500           497,500           -
  Sale of common stock, at $10 per share, in public offering on October 6, 1983, net of underwriting discounts of $1
    per share                                                              690,000          6,900         6,203,100           -
  Sale of 60,000 warrants to representative of underwriters,
    at $.001 each, in conjunction with public offering                        -              -                   60           -
  Costs incurred in conjunction with private and public offerings             -              -             (350,376)          -
  Net (loss) for the period                                                   -              -                 -          (976,919)
                                                                     -------------    -----------    --------------  -------------
BALANCE, October 31, 1983                                                2,800,000         28,000         6,385,384       (976,919)
  Additional costs incurred in conjunction with public offering               -              -              (11,654)          -
  Net (loss) for the period                                                   -              -                 -        (1,542,384)
                                                                     -------------    -----------    --------------  -------------
BALANCE, October 31, 1984                                                2,800,000         28,000         6,373,730     (2,519,303)
  Common stock issued, at $12 per share, upon exercise of
    57,200 warrants from February 5, 1985 to October 16, 1985,
    net of registration costs                                               57,200            572           630,845           -
  Proceeds from sales of common stock by individuals from
    January 29, 1985 to October 4, 1985 under agreements
    with the Company, net of costs incurred by the Company                    -              -              362,365           -
  Three-for-one stock split (A)                                          5,714,400         57,144           (57,144)          -
  Net (loss) for the period                                                   -              -                 -        (1,745,389)
                                                                     -------------    -----------     -------------  -------------
BALANCE, October 31, 1985                                                8,571,600         85,716         7,309,796     (4,264,692)
  Common stock issued, at $4 per share, upon exercise of 2,800
    warrants in December 1985                                                8,400             84            33,516           -
  Additional costs incurred by the Company in conjunction with sales of common stock by individuals from January 29, 1985
    to October 4, 1985 under agreements with the Company                      -              -              (62,146)          -
  Net (loss) for the period                                                   -              -                 -        (1,806,696)
                                                                     -------------    -----------    --------------  -------------
BALANCE, October 31, 1986                                                8,580,000         85,800         7,281,166     (6,071,388)



                                                                       Continued



                                 COPYTELE, INC.

                         (Development Stage Enterprise)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)

                          THROUGH OCTOBER 31, 1983 AND

                  FOR THE THIRTEEN YEARS ENDED OCTOBER 31, 1996

                                  Continued                                                                           Accumulated
                                                                                                                       (Deficit)
                                                                               Common Stock            Additional       During
                                                                     --------------------------------    Paid-in      Development
                                                                          Shares         Par Value       Capital         Stage
                                                                          ------         ---------       -------         -----
  Sale of common stock, at market, to officers on January 9, 1987 and April 22, 1987 and to members of their immediate families
    on July 28, 1987                                                        67,350            674           861,726           -
  Additional costs incurred by the Company in conjunction with sales of common stock by individuals from January 29, 1985
    to October 4, 1985 under agreements with the Company                      -              -               (1,474)          -
  Five-for-four stock split (A)                                          2,161,735         21,617           (21,617)          -
  Fractional share payments in conjunction with five-for-four
    stock split                                                               -              -               (1,345)          -
  Sale of common stock, at market, to members of officers'
    immediate families on September 10, 1987 and to officers on
    October 29, 1987                                                        64,740            647           309,601           -
  Net (loss) for the period                                                   -              -                 -        (1,401,736)
                                                                    --------------    -----------     -------------  -------------
BALANCE, October 31, 1987                                               10,873,825        108,738         8,428,057     (7,473,124)
  Sale of common stock, at market, to members of officers'
    immediate families from November 24, 1987 to June 29, 1988 and additional contributions by officers in January 1988
    and March 1988 related to adjustments to sales price of common
    stock on October 29, 1987                                              260,210          2,602         2,250,594           -
  Net (loss) for the period                                                   -              -                 -        (1,317,305)
                                                                    --------------     ----------     -------------  -------------
BALANCE, October 31, 1988                                               11,134,035        111,340        10,678,651     (8,790,429)
  Sale of common stock, at market, to an officer on February 26,
    1989 and to members of officers' immediate families from
    February 26, 1989 (amended on March 10, 1989) to September
    27, 1989                                                               142,725          1,427         2,093,851           -
  Sale of common stock, at market, to senior level personnel
    on February 26, 1989                                                    29,850            299           499,689           -
  Sale of common stock, at market, to unrelated party on
    February 26, 1989 amended on March 10, 1989                             35,820            358           599,627           -
  Net (loss) for the period                                                   -              -                 -        (1,101,515)
                                                                    --------------     ----------     -------------  -------------
BALANCE, October 31, 1989                                               11,342,430        113,424        13,871,818     (9,891,944)
  Sale of common stock, at market, to members of officers'
    immediate families from November 14, 1989 to October 15,
    1990                                                                   117,825          1,179         1,140,725           -
  Net (loss) for the period                                                   -              -                 -        (1,111,413)
                                                                     -------------     ----------     ------------- --------------
BALANCE, October 31, 1990                                               11,460,255        114,603        15,012,543    (11,003,357)


                                                                       Continued
                                      F-5



                                 COPYTELE, INC.

                         (Development Stage Enterprise)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)

                          THROUGH OCTOBER 31, 1983 AND

                  FOR THE THIRTEEN YEARS ENDED OCTOBER 31, 1996

                                 Continued                                                                            Accumulated
                                                                                                                       (Deficit)
                                                                               Common Stock            Additional       During
                                                                     --------------------------------    Paid-in      Development
                                                                          Shares         Par Value       Capital         Stage
                                                                          ------         ---------       -------         -----
  Sale of common stock, at market, to members of officers'
    immediate families on December 4, 1990                                  42,540            425           329,260           -
  Two-for-one stock split (A)                                           11,502,795        115,028          (115,028)          -
  Sale of common stock, at market, to members of officers'
    immediate families from April 26, 1991 to September 16, 1991           102,543          1,025         1,033,981           -
  Net (loss) for the period                                                   -              -                 -        (1,299,992)
                                                                    --------------     ----------    -----------------------------
BALANCE, October 31, 1991                                               23,108,133        231,081        16,260,756    (12,303,349)
  Sale of common stock, at market, to members of officers'
    immediate families from December 16, 1991 to October
    27, 1992                                                               158,910          1,589         1,754,330           -
  Costs incurred in conjunction with registration of stock
    option plan                                                               -              -              (33,251)          -
  Net (loss) for the period                                                   -              -                 -        (1,827,356)
                                                                    --------------    -----------    -------------- --------------
BALANCE, October 31, 1992                                               23,267,043        232,670        17,981,835    (14,130,705)
  Common stock issued upon exercise of stock options from
    December 16, 1992 to October 22, 1993 under stock option
    plan                                                                 1,032,940         10,330         5,914,480           -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in September 1993                      239,000          2,390           996,774           -
  Net (loss) for the period                                                   -              -                 -        (2,762,849)
                                                                    --------------    -----------   -------------------------------
BALANCE, October 31, 1993                                               24,538,983        245,390        24,893,089    (16,893,554)
  Cost incurred in connection with registration of stock
    option plan                                                               -              -              (50,324)          -
  Common stock issued upon exercise of stock options from
    December 22, 1993 to June 14, 1994 under stock option plan             233,200          2,332         1,273,411           -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in July 1994                            65,220            652           371,754           -
  Net (loss) for the period                                                   -              -                 -        (3,427,517)
                                                                    --------------    -----------   -------------------------------
BALANCE, October 31, 1994                                               24,837,403        248,374        26,487,930    (20,321,071)



                                                                       Continued



                                 COPYTELE, INC.

                         (Development Stage Enterprise)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)

                          THROUGH OCTOBER 31, 1983 AND

                  FOR THE THIRTEEN YEARS ENDED OCTOBER 31, 1996

                                    Continued
                                                                                                                      Accumulated
                                                                                                                       (Deficit)
                                                                               Common Stock            Additional       During
                                                                     --------------------------------    Paid-in      Development
                                                                          Shares         Par Value       Capital         Stage
                                                                          ------         ---------       -------         -----
  Cost incurred in connection with registration of stock
    option plan                                                               -              -              (29,759)          -
  Common stock issued upon exercise of stock options from
    February 17, 1995 to October 30, 1995 under stock option plans         980,400          9,804         5,278,824           -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in February, July and
    September 1995                                                         137,300          1,373           755,132           -
  Net (loss) for the period                                                   -              -                 -        (2,993,899)
                                                                    --------------    -----------   ---------------   ------------
BALANCE, October 31, 1995                                               25,955,103        259,551        32,492,127    (23,314,970)

  Common stock issued upon exercise of stock options from
    November 2, 1995 to June 12, 1996 under stock option plans           2,288,800         22,888        15,843,842           -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in January and March, 1996             138,280          1,383           527,802           -
  Two-for-one stock split (A)                                           28,382,183        283,822          (283,822)          -
  Common stock issued upon exercise of stock option from
    July 8, 1996 to October 30, 1996 under stock option plans              532,500          5,325         1,795,395           -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in July and October, 1996              107,790          1,078           559,262           -
  Net (loss) for the period                                                   -              -                 -        (5,443,410)
                                                                    --------------    -----------    --------------   ------------
BALANCE, October 31, 1996                                               57,404,656       $574,047       $50,934,606   $(28,758,380)
                                                                    ==============    ===========    ==============   ============


(A) Reflects cumulative effect on all share data prior to splits described in
Note 5.

        The accompanying notes are an integral part of these statements.


                                 COPYTELE, INC.

                         (Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                                                               For the Period from
                                                                      For the Years Ended October 31,           November 5, 1982
                                                           -------------------------------------------------  (inception) through
                                                                     1996           1995          1994         October 31, 1996
                                                                  --------         ------        ------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Payments to suppliers, employees and consultants            ($  4,888,841)     ($3,274,894)   ($3,837,859)       ($30,107,733)
  Interest received                                                 709,700          337,061        219,727           3,338,967
  Interest paid                                                        -                 -             -                   -
                                                            ---------------    -------------  -------------      --------------
         Net cash (used in) operating activities                 (4,179,141)      (2,937,833)    (3,618,132)        (26,768,766)
                                                            ---------------    ------------- --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of property and equipment                 (418,733)         (90,549)       (51,902)         (1,348,995)
  Disbursements to acquire certificates of deposit and
    corporate notes and bonds                                          -                -              -            (12,075,191)
  Proceeds from maturities of investments                              -                -              -             12,075,191
  Investment made in Joint Venture                                 (857,500)        (367,500)          -             (1,225,000)
                                                            ---------------   -------------- --------------     ---------------
         Net cash (used in) investing activities                 (1,276,233)        (458,049)       (51,902)         (2,573,995)
                                                            ---------------   -------------- --------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock and warrants, net
    of underwriting discounts of $690,000 related to initial
    public offering in October 1983                                    -                -              -             17,647,369
  Proceeds from exercise of stock options and warrants,
    net of registration disbursements                            18,756,975        6,015,374      1,597,825          33,925,914
  Proceeds from sales of common stock by individuals under
    agreements with the Company, net of disbursements made
    by the Company                                                     -                -              -                298,745
  Disbursements made in conjunction with sales of stock                -                -              -               (362,030)
  Fractional share payments in conjunction with stock split            -                -              -                 (1,345)
                                                            ---------------   -------------- --------------     ---------------
         Net cash provided by financing activities               18,756,975        6,015,374      1,597,825          51,508,653
                                                            ---------------   -------------- --------------     ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    13,301,599        2,619,492     (2,072,209)         22,165,892

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                       8,864,293        6,244,801      8,317,010                -
                                                            ---------------   -------------- --------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $22,165,892       $8,864,293     $6,244,801         $22,165,892
                                                            ===============   ============== ==============     ===============
RECONCILIATION OF NET (LOSS) TO NET CASH
  (USED IN) OPERATING ACTIVITIES:
    Net (loss)                                                ($  5,443,410)     ($2,993,899)   ($3,427,517)       ($28,758,380)
    Loss from Joint Venture                                         148,630           17,813           -                166,443
    Depreciation                                                    126,231           62,518         56,002             821,292
    (Increase) in accrued interest receivable                       (13,100)         (19,165)        (4,091)            (49,306)
    (Increase) decrease in prepaid expenses and other
      current assets                                               (325,966)          (6,457)         1,950            (378,417)
    (Increase) in other assets                                      (70,082)         (58,842)        (1,951)           (227,642)
    Increase (decrease) in accounts payable and
       accrued liabilities related to operating activities        1,398,554           60,199       (242,525)          1,657,244
                                                           ----------------   -------------- --------------     ---------------
         Net cash (used in) operating activities              ($  4,179,143)     ($2,937,833)   ($3,618,132)       ($26,768,766)
                                                           ================   ============== ==============     ===============


        The accompanying notes are an integral part of these statements.

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996


(1) Nature of business and funding:
    -----------------------------------

         CopyTele, Inc. (the "Company"), which was incorporated on November 5,
           1982, is a development stage enterprise, whose principal activities include the development of telephone based multi-functional telecommunications products, incorporating the Company's ultra-high resolution flat panel display, the further expansion of its overall flat panel technology and the operations of Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture " or "SCE"), the Company's 55% owned joint venture in Shanghai, China, with Shanghai Electronic Components Corp. ("SECC") and Shanghai International Trade and Investment Developing Corp. ("SIT").

         Since its inception, the Company has had no revenues to support its operations. There is no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate a profit or that other products will not be produced by other companies that will render the products of the Company and of the Joint Venture obsolete. The Chairman of the Board, the President and other senior executives are engaged in the management and operations of the Company and the Joint Venture, including all aspects of the development, production and marketing of the Company's products and flat panel technology, and are important to the future business and financial arrangements of the Company and the Joint Venture.

         The Company has received seventy-nine patents from the United States
           Patent and Trademark Office and certain foreign patent offices, expiring at various dates between 2005 and 2015, related to the design, structure and methods of construction of the flat panel, methods of operating the flat panel, particle generation, applications using the flat panel and new applications for SCE's planned products. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. There is no assurance that patents will be obtained for any of the pending applications. In addition, there is no assurance that any patents held or obtained will protect the Company against competitors either with or without litigation. The Company is not aware that MAGICOM(R) 2000 is infringing upon the patents of others. There is also no assurance that, if the Company or the Joint Venture successfully develops other products, such products will not infringe upon the patents of others, or that the Company and the Joint Venture will not have to obtain licenses under patents of others. The Company believes that the aforementioned patents are significant to the future operations of the Company.

         During 1995, the Company signed a joint venture contract (the "Joint
           Venture Contract") with SECC to form a joint venture in Shanghai, China with a 20 year duration. With this agreement, the Joint Venture, was formed with the Company owning a 55% share in capital, profits and losses. The remaining 45% is owned by two Chinese companies, SECC which owns 35% of the Joint Venture and SIT which owns 10% as a result of an Assignment Agreement entered into by the Company, SECC and SIT. Reference is made to Note 3 for a further discussion regarding the Joint Venture. Pursuant to a Technology License Agreement entered into on the same date as the Joint Venture Contract, the Company has licensed its flat panel application technology to the Joint Venture for exclusive use in China. The Company is solely authorized to market Joint Venture products outside of China. The parties to the Joint Venture have agreed in principle to increase the investment to a maximum of $25 million, depending upon the nature and extent of business activities.
           It is contemplated that this capitalization, if necessary, will be financed through a combination of borrowings and equity investments contributed by the Company, SECC and SIT in proportion to their respective equity interests and on terms to be agreed upon. The Company may require additional financing in order to participate in the Joint Venture following its initial capital contributions. No assurance can be given that the Company will be able to raise its share of future capitalization, if necessary, or that adequate financing will be available at terms and conditions favorable to the Company.

         The Company has produced a telephone based multi-functional telecommunications product, incorporating the Company's flat panel and associated propriety hardware and software technology, called MAGICOM(R)2000. The product can enable users to have a personal information center in a single unit which integrates voice communication, digital messaging, fax (transmission and paperless reception), copier, electronic handwriting, touch sensitive screen, data storage and transmission, and computer interfacing. The success and profitability of the product will depend upon many factors, including those normally associated with any new product. These factors include the capability of SCE to produce sufficient quantities of MAGICOM(R)2000, the ability of the Company and SCE to maintain an acceptable pricing level to end-users for the product, long-term product performance and the capability of the Company, SCE and its distributors to adequately service the product, the ability of distributors to market their contracted quantities of the product in their respective territories, political and economic stability in targeted marketing territories, and the possible development of competitive products that could render the product obsolete or unmarketable.

         The Company believes that without taking into consideration revenues from sales of MAGICOM(R) 2000 it will have sufficient funds through the first quarter of fiscal 2000 to maintain its present level of development efforts and to make its anticipated capital contribution of $550,000 to the Second Joint Venture (See Note 3). The National Association of Securities Dealers, Inc. requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain its National Association of Securities Dealers, Inc. Automated Quotation National Market System listing. The Company anticipates that it will seek additional sources of funding, when necessary, to satisfy such requirements or for other purposes. There is no assurance that such funding, if required, will be obtained. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue. See Note 11 for a more complete discussion regarding such waivers.

(2) Summary of significant accounting policies:
    -------------------------------------------

         Cash equivalents-
         -----------------

           The Company classifies highly liquid investments with remaining maturities of three months or less at their date of purchase by the Company as cash equivalents. These cash equivalents are recorded at cost, which approximates fair market value at October 31, 1996 and 1995, respectively.

         Property and equipment-
         -----------------------

           Property and equipment, consisting primarily of engineering equipment, is stated at cost. Depreciation is calculated on a straight-line basis primarily over five years.

         Investment in Joint Venture-
         ----------------------------

           The Company controls four of seven votes of the Joint Venture's board of directors. However, major issues involving the Joint Venture require either a unanimous or two-thirds vote of the Joint Venture's board of directors. Since the Company has significant influence over the Joint Venture's operations but does not have control, the Company has reflected its investment in the Joint Venture under the equity method of accounting.

         Research, development and tooling costs-
         ----------------------------------------

           Research, development and tooling costs incurred by the Company are included in selling, general and administrative expenses in the year incurred.

         Income taxes-
         -------------

           The Company recognizes deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         Net (loss) per share of common stock-
         -------------------------------------

           Net(loss) per share of common stock has been computed based on the weighted average number of shares outstanding during the periods. Such amounts and shares have been restated for stock splits declared since inception, as more fully described in Note 5. Average common equivalent shares outstanding have not been included, as the computation would not be dilutive.

         Recently issued accounting standards-
         -------------------------------------

           During October 1995, the Financial Accounting Standards Board issued
              Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under preexisting accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and earnings per share in the notes to financial statements. The Company has not yet determined how this pronouncement will be implemented and, accordingly, has not determined what impact this pronouncement will have on the Company's financial statements. This statement will be adopted by the Company in the first quarter of fiscal 1997.

           The Company has adopted all recently issued accounting standards which are applicable, none of which were material to the financial position or results of operations of the Company's financial statements.

         Use of estimates-
         -----------------

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. Actual results could differ from those estimates.

         Reclassifications-
         ------------------

           Certain prior year amounts have been reclassified to conform with the current year presentation.

(3) Investment in Joint Ventures:
    -----------------------------

         The Company has contributed $1,225,000 in cash, and technology which has been valued for purposes of the Joint Venture at $700,000. The Joint Venture does not reflect the $700,000 in technology as an asset or equity investment in the condensed financial statements presented below. SECC and SIT have contributed cash aggregating $1,575,000. The Company has reflected its investment in the Joint Venture under the equity method of accounting (See Note 2) and will recognize losses on the Joint Venture to the extent of its cash investment.

         Condensed financial information for Shanghai CopyTele Electronics Co.,
            Ltd. at October 31, 1996 and 1995 and for the year ended October 31, 1996 and for the period from May 18, 1995 (inception) through October 31, 1995, is as follows:

                                Condensed Balance Sheets                               1996                  1995
                                ------------------------                               ----                  ----

          Cash                                                                     $   726,640             $   722,170
          Other Current Assets                                                         266,409                       -
          Land-Use Rights, net                                                         308,516                 309,507
          Fixed Assets, net                                                            145,643                   8,257
          Construction in Progress                                                     878,533                   8,178
          Restricted Cash                                                              275,245                       -
          Deposits                                                                     184,601                       -
                                                                                    ----------              ----------
                   Total Assets                                                     $2,785,587              $1,048,112
                                                                                    ==========              ==========

          Accrued Expenses                                                          $  288,210              $  240,499
          Capital                                                                    2,497,377                 807,613
                                                                                    ----------              ----------
                   Total Liabilities and Capital                                    $2,785,587              $1,048,112
                                                                                    ==========              ==========

                           Condensed Statements of Operations
          Net Sales                                                                 $        -              $        -
          Operating (Loss)                                                            (289,447)                (35,234)
          Interest Income                                                               19,211                   2,847
                                                                                    ----------              ----------
                   Net (Loss)                                                       $ (270,236)             $  (32,387)
                                                                                    ==========              ==========


         The restricted cash is securing letters of credit to purchase equipment.

         Subsequent to year end, the Joint Venture obtained a $220,000 loan which bears interest at a rate of 7.3% per annum and matures in December 1997. This loan is secured by the land-use rights.

         Second Joint Venture-
         ---------------------

           On April 17, 1996, the Company entered into a letter of intent for the formation of a second joint venture with SECC to be called Shanghai CopyTele No. 2 Electronics Co., Ltd. (the "Second Joint Venture"). Pursuant to the terms of the letter of intent, the main purpose of the Second Joint Venture will be to manufacture and sell electronic components and parts used in SCE products, and products of other manufacturers. Initially, however, the Second Joint Venture will manufacture and market thick film circuits presently being produced by SECC at one of its facilities.

           As stipulated in the letter of intent signed with SECC, unless otherwise amended, the Second Joint Venture is expected to have an initial capitalization of approximately $2,000,000, of which half would consist of bank borrowings. The Company would invest cash of approximately $550,000 and SECC would contribute cash, equipment and technology collectively valued at $450,000. The Second Joint Venture may require an ultimate capitalization of up to $10 million depending on the nature and extent of its business activities, which if necessary, is expected to be financed through a combination of bank borrowings and equity investments contributed by the parties in proportion to their equity interests and on terms to be agreed upon.


(4) Issuance of warrants:
    ---------------------

         In conjunction with the sale of its common stock to members of the immediate families of its Chairman of the Board and its President, the Company issued warrants to these individuals. In addition, the Company also issued warrants to an unrelated party (which expired in May 1994) who purchased shares of the Company's common stock and to its former Vice President - Finance. Information regarding these warrants for the three years ended October 31, 1996, after adjustments for anti-dilutive provisions and applicable stock splits, is as follows:

                                                                                                    Current Weighted
                                                                                                    Average Exercise
                                                                                     Shares          Price per Share
                                                                                     ------          ---------------

           Shares covered by warrants at October 31, 1993                           1,982,946           $  3.64
           Warrants exercised                                                        (130,440)          $  2.86
           Warrants expired                                                          (513,840)          $  3.95
                                                                                 ------------
           Shares covered by warrants at October 31, 1994                           1,338,666           $  3.58
           Warrants exercised                                                        (274,600)          $  2.76
           Warrants expired                                                          (211,400)          $  2.91
                                                                                 ------------
           Shares covered by warrants at October 31, 1995                             852,666           $  3.90
           Warrants exercised                                                        (384,350)          $  2.83
           Warrants expired                                                           (53,200)          $  1.88
                                                                                 ------------
           Shares covered by warrants at October 31, 1996                             415,116           $  5.11
                                                                                 ============             =====


         The exercise price of all of the aforementioned warrants represented the fair market value of the underlying common stock on the day preceding issuance of such warrants. These warrants are exercisable for five years commencing ninety days from the date of issuance. As of October 31, 1996, all of the warrants to purchase shares of common stock issued and outstanding were exercisable.

(5) Stock splits:
    -------------

         On October 4, 1985, the Company declared a three-for-one stock split, effected in the form of a 200% stock dividend, payable on November 8, 1985 to shareholders of record as of October 15, 1985. On August 13, 1987, the Company declared a five-for-four stock split, effected in the form of a 25% stock dividend, payable on September 15, 1987 to shareholders of record as of August 31, 1987. On February 12, 1991, the Company declared a two-for-one stock split, effected in the form of a 100% stock dividend, payable on March 18, 1991 to shareholders of record as of February 25, 1991. On May 24, 1996 the Company declared a two-for-one stock split, effected in the form of a 100% stock dividend, payable on June 17, 1996 to shareholders of record as of June 4, 1996. The weighted average number of shares outstanding and net loss per share amounts in the accompanying financial statements have been restated to reflect the stock splits.

(6) Preferred stock:
    ----------------

         On May 29, 1986, the Company's shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board. The Board of Directors currently has no definitive plan or agreements for issuance of any of the preferred stock.

(7) Stock option plans:
    -------------------

         In May 1987 the Company's shareholders approved a stock option plan
           (the "1987 Plan") which, after giving consideration to the five-for-four and two two-for-one stock splits described in Note 5 as well as an amendment approved by shareholders in May 1990 to increase the number of shares issuable under the 1987 Plan, provided for the purchase of 9,000,000 shares of common stock. The 1987 Plan provided for the granting of incentive stock options to key employees and nonqualified options to key employees, consultants and directors of the Company. The option price was determined by the Board of Directors, but with respect to incentive stock options the option price could not be less than the fair market value at the date of grant. The stock options are exercisable over a period not to exceed 10 years, also as determined by the Board of Directors. In July 1992, the Company registered the shares of common stock covered by the 1987 Plan. Upon the approval of the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan") by the Company's shareholders in July 1993, the 1987 Plan was terminated with respect to the grant of future options.

         Information regarding the 1987 Plan for the three years ended October
           31, 1996  is as follows:


                                                                                                     Range of Option
                                                                                     Shares          Price per Share
                                                                                     ------          ---------------

           Shares under option at October 31, 1993                                  3,842,120        $  1.94 - $  6.94
           Exercised                                                                 (466,400)       $  2.47 - $  2.75
                                                                               --------------
           Shares under option at October 31, 1994                                  3,375,720        $  1.94 - $  6.94
           Exercised                                                               (1,262,000)       $  1.94 - $  2.75
           Canceled                                                                  (345,600)       $  2.75 - $  5.63
                                                                               --------------
           Shares under option at October 31, 1995                                  1,768,120        $  2.09 - $  6.94
           Exercised                                                               (1,013,760)       $  2.09 - $  5.63
                                                                               --------------
           Shares under option at October 31, 1996                                    754,360        $  2.47 - $  6.94
                                                                               ==============        =================

                                      F-13

         The exercise price with respect to all of the options granted under the 1987 Plan from its inception was at least equal to the fair market value of the underlying common stock on the date of grant. As of October 31, 1996, all of the options to purchase shares of common stock granted and outstanding under the 1987 Plan were exercisable. From November 1, 1996 through January 22, 1997, options to purchase 15,000 shares of the Company's stock under the 1987 Plan were exercised at a price of $2.75 per share.

         On July 14, 1993, the Company's shareholders approved the 1993 Plan which had been adopted by the Company's Board of Directors on April 28, 1993. The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares of the Company's common stock available for issuance pursuant to grants thereunder from 6 million shares to 20 million shares after giving consideration to the two-for-one stock split in 1996. The 1993 Plan provides for the granting of stock options to purchase shares of common stock of the Company or stock appreciation rights up to the aggregate of 20 million shares. Incentive options and rights may be granted to key employees and nonqualified options and rights may be granted to key employees and consultants of the Company. As amended, nonqualified options to purchase 40,000 shares of common stock will be granted annually to each re-elected nonemployee director of the Company and 20,000 shares to each newly elected non employee director. The 1993 Plan is administered by the Stock Option Committee, which determines the option price, term and provisions of each option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares and incentive stock options will not be exercisable for more than 10 years.

         Information regarding the 1993 Plan for the three years ended October
           31, 1996 is as follows:

                                                                                                       Range of Option
                                                                                     Shares            Price per Share
                                                                                     ------            ---------------

           Shares under option at October 31, 1993                                  2,430,000         $  6.88 - $  8.50
           Granted                                                                  2,442,000         $  2.44 - $  6.38
           Canceled                                                                  (410,000)        $  5.75 - $  6.88
                                                                                -------------
           Shares under option at October 31, 1994                                  4,462,000         $  2.44 - $  8.50
           Granted                                                                  5,250,000         $  2.44 - $  4.50
           Exercised                                                                 (698,800)        $  2.44 - $  3.16
           Canceled                                                                  (120,000)        $  2.82 - $  5.75
                                                                                -------------
           Shares under option at October 31, 1995                                  8,893,200         $  2.44 - $  8.50
           Granted                                                                  4,578,000         $  4.75 - $  8.00
           Exercised                                                               (4,096,340)        $  2.44 - $  6.38
           Canceled                                                                  (200,000)        $  4.75 - $  4.81
                                                                                -------------
           Shares under option at October 31, 1996                                  9,174,860         $  2.81 - $  8.50
                                                                                =============         =================

         The exercise price with respect to all of the options granted under the 1993 Plan from its inception was at least equal to the fair market value of the underlying common stock on the grant date. As of October 31, 1996, 5,596,860 of the options to purchase shares of common stock granted and outstanding under the 1993 Plan are exercisable. At October 31, 1996, 6,030,000 options were available for future grants under the 1993 Plan.

         From November 1, 1996 through January 22, 1997, options to purchase
           46,000 shares of the Company stock under the 1993 Plan were exercised at a price range of $3.31 to $3.63 per share. From November 1, 1996 through January 22, 1997, the Company granted 1,785,500 options to purchase the Company's common stock pursuant to the 1993 Plan.

(8) Commitments and contingencies:
    ------------------------------

         Leases-
         -------

           During 1996, the Company leased additional space at its principal location for office and laboratory research facilities with its landlord, an unrelated party. The current lease is for approximately 10,000 square feet and expires on November 30, 1998. The lease now contains base rentals of approximately $166,000 per annum, as well as escalation clauses for increases in certain operating costs, for a total cost aggregating approximately $173,000 per annum. The Company has the right to cancel portions of the lease as of November 30, 1997 and February 28, 1998, respectively. Such cancellation would not result in any material liabilities.

           In February 1996, the Company entered into a five year lease with an unrelated party for approximately 2,300 square feet of office space. The lease expires on June 30, 2001 and is non-renewable. It has a base rent of approximately $51,000, per annum, for the first two years and approximately $56,000, per annum, thereafter. The Company entered into a third lease with another unrelated party in October 1996. This lease which expires on May 31, 1997 has a base monthly rental of $1,300 and contains a provision to extend the term of the lease for up to three years with escalating rents.

           Rent expense for the years ended October 31, 1996, 1995, 1994 and for the period from November 5, 1982 (inception) through October 31, 1996 was approximately $215,000 , $130,000, $120,000 and
              $1,555,000, respectively.

         Key-man life insurance-
         -----------------------

           The Company maintains key-man life insurance, aggregating $1,500,000 insuring the lives of its Chairman of the Board and its President. The Company is the beneficiary under these policies. Annual expenses relating to the maintenance of this insurance aggregated approximately $30,000.

(9) Employees' pension plan:
    ------------------------

           The Company adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of its present employees. Contributions, which are made to a trust, are based upon specified percentages of compensation, as defined in the plan. Pension cost, which approximated $70,000, $50,000 $43,000 and $443,000 for the years ended October 31, 1996, 1995 and 1994 and in the period from the inception of the plan through October 31, 1996, respectively, has been accrued and funded on a current basis.

(10) Income taxes:
     -------------

           At October 31, 1996, the Company had tax net operating loss and tax credit carryforwards of approximately $54,981,000 and $1,316,000 respectively, available, within statutory limits (expiring at various dates between 1998 and 2011), to offset future regular Federal corporate taxable income and taxes payable. The principle differences between the net loss for financial statement purposes and the tax net operating loss attributable to the year ended October 31, 1996, were deductions for tax purposes of option holders' income related to stock option exercises aggregating approximately $15,569,000. If the tax benefits are ultimately realized relating to deductions of option holders' income, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

           The Company had tax net operating loss and tax credit carryforwards of approximately $49,667,000 and $84,000 respectively, at October 31, 1996, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 1998 and 2011 and the tax credit carryforwards expire between 1999 and 2006.

           Deferred tax benefits at October 31, 1996 and 1995, which are fully offset by valuation allowances, primarily represent the estimated future tax effects of Federal and State net operating loss and tax credit carryforwards aggregating approximately $25,308,000 and $15,983,000, respectively.

           During the period from November 5, 1982 (inception) through October
              31, 1996, the Company incurred no Federal and no material State income taxes.

(11) Selling, general and administrative expenses:
     ---------------------------------------------

           While there is no formal agreement, the Company's Chairman of the Board and its President have waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1985. The aggregate annual expenses for these individuals at the time of such waivers was approximately $325,000.

           Four other individuals, including an officer and senior level personnel, then employed at the Company, waived any and all rights to receive salary and related pension benefits for the period from January 1987 through December 1990. While there are no formal agreements, commencing January 1991, these individuals waived such rights for an undetermined period of time and they did not receive salary or related pension benefits through December 1992. The three senior level personnel continued to waive such rights commencing in January 1993 for an undetermined period of time. Since February 1993, one additional employee is also currently waiving such salary and benefit rights for an undetermined period of time. The aggregate annual expense for these five individuals, then employed at the Company, at the time of their respective initial waivers was approximately $440,000.

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

(d)      10.2     Amendment  to Stock  Option  Plan,  adopted on March 12, 1990 and approved by shareholders on May 24, 1990.

(e)      10.3     Stock Purchase Warrant, dated September 16, 1991, between the
                  Registrant and Denis Z. Krusos.

(e)      10.4     Stock Purchase Warrant, dated September 16, 1991, between the
                  Registrant and Daniel A. DiSanto.

(e)      10.5     Stock Purchase Warrant, dated September 16, 1991, between the
                  Registrant and Peri D. Krusos.

(e)      10.6     Stock Purchase Warrant, dated December 16, 1991, between the
                  Registrant and Denis Z. Krusos.

(e)      10.7     Stock Purchase Warrant, dated December 16, 1991, between the
                  Registrant and Daniel A. DiSanto.

(e)      10.8     Stock Purchase Warrant, dated December 16, 1991, between the
                  Registrant and Peri D. Krusos.

(f)      10.9     Stock Purchase Warrant, dated March 12, 1992, between the
                  Registrant and Denis Z. Krusos.

(f)      10.10    Stock Purchase Warrant, dated March 12, 1992, between the
                  Registrant and Daniel A. DiSanto.

(f)      10.11    Stock Purchase Warrant, dated March 12, 1992, between the
                  Registrant and Peri D. Krusos.

(a)      10.12     Stock Purchase Warrant, dated July 24, 1992, between the
                   Registrant and Denis Z. Krusos.

(a)      10.13     Stock Purchase Warrant, dated July 24, 1992, between the
                   Registrant and Daniel A. DiSanto.

(a)      10.14     Stock Purchase Warrant, dated July 24, 1992, between the
                   Registrant and Peri D. Krusos.

(g)      10.15     Stock Purchase Warrant, dated October 27, 1992, between the
                   Registrant and Denis Z. Krusos.

(g)      10.16     Stock Purchase Warrant, dated October 27, 1992, between the
                   Registrant and Daniel A. DiSanto.

(g)      10.17     Stock Purchase Warrant, dated October 27, 1992, between the
                   Registrant and Peri D. Krusos.

(h)      10.18     CopyTele, Inc. 1993 Stock Option Plan, adopted on April 28,
                   1993 and approved by shareholders on July 14, 1993.

(i)      10.19     Joint Venture Contract, dated as of March 28, 1995, by and between Shanghai Electronic Components Corp. and CopyTele,
                   Inc.

(i)      10.20     Technology License Agreement, dated as of March 28, 1995, by and between Shanghai CopyTele Electronics Co., Ltd. and
                   CopyTele, Inc.

(j)      10.21     Amendment No. 1 to the CopyTele, Inc. 1993 Stock Option Plan,
                   adopted on May 3, 1995 and approved by shareholders on July
                   19, 1995.

(k)      10.22     Assignment Agreement, dated as of July 10, 1995, by and among
                   Shanghai Electronic Components Corp., Shanghai International
                   Trade and Investment Developing Corp. and CopyTele, Inc.


(l)      10.23     Amendment No. 2 to the CopyTele, Inc. 1993 Stock Option Plan,
                   adopted on May 10, 1996 and approved by shareholders on July 24, 1996.

         23.1      Consent of Arthur Andersen LLP.

         27        Financial Data Schedule

      99.1          Description of Main Features of MAGICOM(R)2000.

---------------     -----------------------------------------------

(a) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992.
(b) Incorporated by reference to Post-Effective Amendment No. 1 to Form S-8 (Registration No. 33-49402) dated December 8, 1993.
(c) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1987.
(d) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1990.
(e) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1991.
(f) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1992.
(g) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1992.
(h)      Incorporated by reference to Proxy Statement dated June 10, 1993.
(i)      Incorporated by reference to Form 8-K dated March 28, 1995.
(j) Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.
(k) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1995.
(l) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.

38995\0001\2579\RPT1277V.160