Form 10-K405/A
period 1996-10-31
COPYTELE INC
filed 1997-01-31
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)


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
--------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                              900 WALT WHITMAN ROAD
                          HUNTINGTON STATION, NY 11746
                                 (516) 549-5900
--------------------------------------------------------------------------------
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
     Title of Each Class                               on Which Registered
     -------------------                               -------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
================================================================================

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters.

The common stock of the Company has been traded on the National Association of Securities Dealers, Inc. Automated Quotation National Market System ("NASDAQ - NMS"), the automated quotation system of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "COPY", since October 6, 1983, the date public trading of the Company's common stock commenced. The high and low sales prices as reported by NASDAQ for each quarterly fiscal period, adjusted for the two-for-one stock split declared in May 1996, during the Company's fiscal years ended October 31, 1995 and 1996 have been as follows:


-------------------------------------------------------------------------------------------------------------------
             Fiscal Period                              High                                  Low
-------------------------------------------------------------------------------------------------------------------
           1st quarter 1995                            $4.44                                 $2.38
           2nd quarter 1995                             4.13                                  2.82
           3rd quarter 1995                             5.50                                  3.19
           4th quarter 1995                             5.25                                  3.44
-------------------------------------------------------------------------------------------------------------------
           1st quarter 1996                             5.56                                  4.06
           2nd quarter 1996                             6.06                                  4.63
           3rd quarter 1996                             9.88                                  5.25
           4th quarter 1996                             7.63                                  5.25
-------------------------------------------------------------------------------------------------------------------

As of January 22, 1997 the approximate number of record holders of common stock of the Company was 1,025.

No cash dividends have been paid on the common stock of the Company since its inception and the Company has no present intention to pay any cash dividends in the foreseeable future.

On October 11, 1996, Denis Z. Krusos and Peri D. Krusos, the son and daughter, respectively, of Denis A. Krusos, each exercised warrants to purchase 34,500 shares of common stock at an exercise price of approximately $4.84 per share for an aggregate purchase price of approximately $334,000. The exercise price represented the fair market value of the common stock on the date of issuance of the warrants, subsequently adjusted for the two-for-one stock splits declared by the Company in February 1991 and May 1996 and the anti-dilution provisions of the warrants. The exemption from registration relied upon for the sale of the common stock was Section 4(2) of the Securities Act of 1933, as amended.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information with respect to certain minimum listing requirements for the NASDAQ - NMS.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     COPYTELE, INC.

                                                     By:/s/ Denis A. Krusos
                                                        ----------------------
                                                     Denis A. Krusos
                                                     Chairman of the Board and
January 31, 1997                                     Chief Executive Officer