Form 10-Q
period 1997-01-31
COPYTELE INC
filed 1997-03-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 1997
                               -------------------------------------------------

Commission file number 0-11254
                      ----------------------------------------------------------

                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                      11-2622630
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                         identification no.)


       900 Walt Whitman Road
       Huntington Station, NY                                11746
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


Number of shares of common stock, par value $.01 per share, outstanding as of
March 10, 1997:                                             57,590,356 shares
                                                            -----------------

                                TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Balance Sheets (Unaudited) as of January 31, 1997 and October 31, 1996

         Condensed Statements of Operations (Unaudited) for the three months ended January 31, 1997 and January 31, 1996, and for the period from November 5, 1982 (Inception) through January 31, 1997

         Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through January 31, 1997

         Condensed Statements of Cash Flows (Unaudited) for the three months ended January 31, 1997 and January 31, 1996, and for the period from November 5, 1982 (Inception) through January 31, 1997

         Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         Signatures.

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                                  COPYTELE, INC.
                                           (Development Stage Enterprise)
                                       CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                           January 31, 1997         October 31, 1996
                                                                         -------------------      -------------------
                                     ASSETS

CURRENT ASSETS:
Cash (including cash equivalents and interest bearing accounts of
  $19,339,936 and $21,921,133, respectively)                                    $19,546,294              $22,165,892
Accrued interest receivable                                                           9,441                   49,306
Prepaid expenses and other current assets                                         1,484,782                  378,417
                                                                         -------------------      -------------------
                                                                                 21,040,517               22,593,615

PROPERTY AND EQUIPMENT (net of accumulated depreciation and
  amortization of $879,955 and $816,651, respectively)
                                                                                    880,054                  830,606

INVESTMENT IN JOINT VENTURE (Note 2)                                                989,540                1,058,557
OTHER ASSETS                                                                        172,419                  227,642
DEFERRED TAX BENEFITS (net of valuation allowance of  $25,174,000 and
  $25,308,000, respectively)                                                      -                        -
                                                                         -------------------      -------------------
                                                                                $23,082,530              $24,710,420
                                                                         ===================      ===================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                        $ 1,472,407              $ 1,960,147
                                                                         -------------------      -------------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $100 per share; authorized 500,000 shares;
  no shares outstanding                                                          -                        -
Common stock, par value $.01 per share; authorized 120,000,000 shares;
  outstanding 57,478,656 and 57,404,656 shares, respectively
                                                                                    574,787                  574,047
Additional paid-in capital                                                       51,164,161               50,934,606
Accumulated (deficit) during development stage                                 (30,128,825)             (28,758,380)
                                                                         -------------------      -------------------
                                                                                 21,610,123               22,750,273
                                                                         -------------------      -------------------
                                                                                $23,082,530              $24,710,420
                                                                         ===================      ===================

The accompanying notes to condensed financial statements are an integral part of these balance sheets.



                                                           COPYTELE, INC.
                                                   (Development Stage Enterprise)
                                           CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                For the three months                         For the period from
                                                                 ended January 31,                             November 5,1982
                                                  -------------------------------------------------          (inception) through
                                                          1997                        1996                    January 31, 1997
                                                  ---------------------       ---------------------        ------------------------


SALES                                               $      -                   $      -                         $      -
                                                  ---------------------       ---------------------        ------------------------


SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES,
 (including research and development
  expenses of approximately $898,000,
  $767,000 and $21,641,000, respectively)                    1,562,504                   1,075,396                      33,542,713
                                                  ---------------------       ---------------------        ------------------------

LOSS FROM JOINT VENTURE                                         69,017                      12,872                         235,460
                                                  ---------------------       ---------------------        ------------------------

INTEREST INCOME                                                261,076                     116,949                       3,649,348
                                                  ---------------------       ---------------------        ------------------------

NET (LOSS)                                                ($1,370,445)                  ($971,319)                   ($30,128,825)
                                                  =====================       =====================        ========================


NET (LOSS) PER SHARE OF COMMON STOCK                           ($0.02)                     ($0.02)                         ($0.67)
                                                  =====================       =====================        ========================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              57,423,102                  52,335,450                      45,277,367
                                                  =====================       =====================        ========================

The accompanying notes to condensed financial statements are an integral part of these statements.


                                                           COPYTELE, INC.
                                                   (Development Stage Enterprise)
                                            CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                       FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JANUARY 31, 1997 (UNAUDITED)

                                                                                                                        Accumulated
                                                                                                                         (Deficit)
                                                                                                        Additional         During
                                                                            Common Stock                 Paid-in        Development
                                                                           Shares Par Value              Capital           Stage
                                                                  -----------------------------   ---------------    ---------------

BALANCE, November 5, 1982 (inception)                                   -        $    -            $    -               $   -
Sale of common stock, at par, to incorporators on November 8,
  1982                                                                1,470,000         14,700          -                   -
Sale of common stock, at $.10 per share, primarily to officers
  and employees from November 9, 1982 to November 30, 1982              390,000          3,900            35,100            -
Sale of common stock, at $2 per share, in private offering from
  January 24, 1983 to March 28, 1983                                    250,000          2,500           497,500            -
Sale of common stock, at $10 per share, in public offering on
  October 6, 1983, net of underwriting discounts of $1 per share        690,000          6,900         6,203,100            -
Sale of 60,000 warrants to representative of underwriters, at
  $.001 each, in conjunction with public offering                       -             -                       60            -
Costs incurred in conjunction with private and public offerings         -             -                (362,030)            -
Common stock issued, at $12 per share, upon exercise of 57,200 warrants from February 5, 1985 to October 16, 1985, net of
  registration costs                                                     57,200            572           630,845            -
Proceeds from sales of common stock by individuals from January
  29, 1985 to October 4, 1985 under agreements with the Company,
  net of costs incurred by the Company                                  -             -                  298,745            -
Restatement as of October 31, 1985 for three-for-one stock split      5,714,400         57,144          (57,144)            -
Common stock issued, at $4 per share, upon exercise of 2,800
  warrants in December 1985                                               8,400             84            33,516            -
Sale of common stock, at market, to officers on January 9, 1987 and April 22, 1987 and to members of their immediate families
  on July 28, 1987                                                       67,350            674           861,726            -
Restatement as of July 31, 1987 for five-for-four stock split         2,161,735         21,617          (21,617)            -
Fractional share payments in conjunction with five-for-four
  stock split                                                           -             -                  (1,345)            -
Sale of common stock, at market, to members of officers'
  immediate families from September 10,1987 to December 4, 1990
  and to officers on October 29, 1987 and February 26, 1989             628,040          6,280         6,124,031            -
Sale of common stock, at market, to senior level personnel on
  February 26, 1989                                                      29,850            299           499,689            -


                                                                                                                   Continued


                                                            COPYTELE, INC.
                                                   (Development Stage Enterprise)
                                            CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                       FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JANUARY 31, 1997 (UNAUDITED)

                                                             Continued


                                                                                                                     Accumulated
                                                                                                                      (Deficit)
                                                                  Common Stock                  Additional        During Development
                                                           Shares          Par Value         Paid-in Capital            Stage
                                                      ----------------------------------    -----------------    -------------------
Sale of common stock, at market, to
   unrelated party on February 26, 1989
   amended on March 10, 1989                                    35,820              358                599,627            -
Restatement as of January 31, 1991 for
  two-for-one stock split                                   11,502,795          115,028              (115,028)            -
Sale of common stock, at market, to members of
  officers' immediate families from April 26, 1991
  to October 27, 1992                                          261,453            2,615              2,788,311            -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates from September 1993 through March 1996                 579,800            5,798              2,651,462            -
Common stock issued upon exercise of stock
  options from December 16, 1992 to June 12, 1996            4,535,340           45,353             28,197,223            -
Restatement as of June 17, 1996 for two-for-one
  stock split                                               28,382,183          283,822              (283,822)            -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates in July and October, 1996                              107,790            1,078                559,262            -
Common stock issued upon exercise of stock
   options from July 8, 1996 to January 31, 1997
   under stock option plans, net of registration costs         606,500            6,065              2,024,950            -
Accumulated (deficit) during development stage                  -                 -                    -               (30,128,825)
                                                      ----------------- ----------------    -------------------  -------------------
BALANCE, January 31, 1997                                   57,478,656     $    574,787            $51,164,161        ($30,128,825)
                                                      ================= ================    ===================  ===================

The accompanying notes to condensed financial statements are an integral part of this statement.



                                                           COPYTELE, INC.
                                                   (Development Stage Enterprise)
                                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                          For the three
                                                                          months ended                      For the period from
                                                                           January 31,                        November 5, 1982
                                                          ----------------------------------------------    (inception) through
                                                                 1997                       1996              January 31, 1997
                                                          --------------------       -------------------  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
  consultants                                                    ($2,925,181)                ($879,112)              ($33,032,914)
Interest received                                                     300,941                   129,496                  3,639,908
                                                          --------------------       -------------------  -------------------------
Net cash (used in) operating activities                           (2,624,240)                 (749,616)               (29,393,006)
                                                          --------------------       -------------------  -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
  equipment                                                         (225,653)                   (4,453)                (1,574,648)
Disbursements to acquire certificates of deposit and
  corporate notes and bonds                                        -                         -                        (12,075,191)
Proceeds from maturities of investments                            -                         -                          12,075,191
Investment made in Joint Venture                                   -                          (490,000)                (1,225,000)
                                                          --------------------       -------------------  -------------------------
Net cash (used in) investing activities                             (225,653)                 (494,453)                (2,799,648)
                                                          --------------------       -------------------  -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants, net of
  underwriting discounts of $690,000 related to initial
  public offering in October 1983                                  -                         -                          17,647,369
Proceeds from exercise of stock options and warrants,
  net of registration disbursements                                   230,295                 2,557,714                 34,156,209
Proceeds from sales of common stock by individuals under
  agreements with the Company, net of disbursements made
  by the Company                                                   -                         -                             298,745
Disbursements made in conjunction with sales of stock              -                         -                           (362,030)
Fractional share payments in conjunction with stock split          -                         -                             (1,345)
                                                          --------------------       -------------------  -------------------------
Net cash provided by financing activities                             230,295                 2,557,714                 51,738,948
                                                          --------------------       -------------------  -------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (2,619,598)                 1,313,645                 19,546,294

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   22,165,892                 8,864,293              -
                                                          --------------------       -------------------  -------------------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                          $19,546,294               $10,177,938                $19,546,294
                                                          ====================       ===================  =========================
                                                                                                                        Continued



                                              COPYTELE, INC.
                                      (Development Stage Enterprise)
                              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Continued


                                                                        For the three
                                                                        months ended                       For the period from
                                                                         January 31,                         November 5, 1982
                                                          ------------------------------------------       (inception) through
                                                                 1997                    1996                January 31, 1997
                                                          -------------------      -----------------      -----------------------
RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
  OPERATING ACTIVITIES:
Net (loss)                                                       ($1,370,445)             ($971,319)                ($30,128,825)
Loss from Joint Venture                                               69,017                 12,872                      235,460
Depreciation and amortization                                         63,304                 18,724                      884,596
Increase (Decrease) in accrued interest receivable                    39,865                 12,547                       (9,441)
(Increase) in prepaid expenses and other current assets           (1,106,365)                (2,316)                  (1,484,782)
(Increase) Decrease in other assets                                   55,223                    (86)                    (172,419)
Increase (Decrease) in accounts payable and accrued
  liabilities related to operating activities                       (374,839)               179,962                    1,282,405
                                                          -------------------      -----------------      -----------------------
Net cash (used in) operating activities                          ($2,624,240)             ($749,616)                ($29,393,006)
                                                          ===================      =================      =======================


The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                        (Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          JANUARY 31, 1997 (UNAUDITED)


(1)      Summary of significant accounting policies and other disclosures:

         The Company is a party to a joint venture located in Shanghai, China with Shanghai Electronic Components Corp. ("SECC") and Shanghai International Trade and Investment Developing Corp. ("SIT"). The Company owns a 55% interest in the capital, profits and losses of the joint venture, Shanghai CopyTele Electronics Co., Ltd. ("SCE" or "Joint Venture"). The remaining 45% is owned by two Chinese companies, SECC which owns 35% of the Joint Venture and SIT which owns 10%. (See Note 2, Investment in Joint Venture). The Company, pursuant to a Technology License Agreement, has licensed its flat panel application technology to the Joint Venture for exclusive use in China. The Company is solely authorized to market Joint Venture products outside China. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion involving the Joint Venture. The Company and SECC have signed a Letter of Intent with respect to a second joint venture which would manufacture and sell electronic components and parts used in SCE's products and in products of other manufacturers (the "Second Joint Venture").

         The Company has produced a telephone based multi-functional telecommunications product, incorporating the Company's flat panel and associated proprietary hardware and software technology called MAGICOM(R) 2000. The product can enable users to have a personal information center in a single unit which integrates voice communication, digital messaging, fax (transmission and paperless reception), copier, electronic handwriting, touch sensitive screen, data storage and transmission, and computer interfacing.

         Reference is made to the October 31, 1996 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, for more extensive disclosures than contained in these condensed financial statements.

         The Company, which controls four of the seven votes of SCE's board of directors, has reflected its investment in the Joint Venture under the equity method of accounting in the accompanying condensed financial statements. Under certain circumstances, decisions involving the Joint Venture require either a unanimous or two-thirds vote of SCE's board of directors.

         The information contained herein for the three month periods ended January 31, 1997 and 1996 and for the period from November 5, 1982 (inception) through January 31, 1997 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for interim periods may not necessarily reflect the annual operations of the Company.

         The Company invests principally in short term highly liquid financial instruments with maturities of less than three months, which have been classified as cash equivalents in the accompanying condensed balance sheets. The cost of these investments approximates market value.

         The Company has adopted all recently issued accounting standards which have a material impact on its condensed financial statements. The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" as disclosed in Note 3.

(2)      Investment in Joint Venture:

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

         Condensed Balance Sheets for SCE at January 31, 1997 and October 31, 1996 and Condensed Statements of Operations for the three month periods ended January 31, 1997 and 1996 is as follows:

                                                     Condensed Balance Sheets
                                                     ------------------------
                                                            (Unaudited)

                                                                      January 31, 1997         October 31, 1996
                                                                     -------------------      --------------------
           Cash                                                            $     75,260               $   726,640
           Inventories                                                        1,057,397                         -
           Other current assets                                                  54,622                   266,409
           Land occupancy rights, net                                           303,586                   308,516
           Fixed assets, net                                                    915,730                   145,643
           Construction in progress                                             840,486                   878,533
           Restricted cash                                                            -                   275,245
           Deposits                                                             237,035                   184,601
                                                                     -------------------      --------------------
                Total Assets                                                 $3,484,116                $2,785,587
                                                                     ===================      ====================

           Notes payable                                                    $   220,011               $         -
           Accounts payable                                                     839,825
           Accrued expenses                                                      52,389                   288,210
           Capital                                                            2,371,891                 2,497,377
                                                                     -------------------      --------------------
                Total Liabilities and Capital                                $3,484,116               $2,785,587
                                                                     ===================      ===================

                                            Condensed Statements of Operations
                                            ----------------------------------
                                                         (Unaudited)

                                                                             For the three months ended
                                                                     --------------------------------------------
                                                                      January 31, 1997         January 31, 1996
                                                                     -------------------      -------------------
           Net sales                                                        $     -                   $    -
           Operating (loss)                                                   (129,653)                 (26,793)
           Other income/(expense)                                                 4,167                    3,390
                                                                     -------------------      -------------------
           Net (loss)                                                        ($125,486)                ($23,403)
                                                                     ===================      ===================

(3)      Stock option plans:

         The Company has two stock option plans, the 1987 Stock Option Plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), and the CopyTele, Inc. 1993 Stock Option Plan, adopted by the Board of Directors on April 28, 1993 (the "1993 Plan").

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, under APB Opinion No. 25, no compensation cost has been recognized by the Company.

         Had compensation cost for these plans been determined consistent with SFAS Statement No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:

                                                             For the Three Months Ended         For the Three Months Ended
                                                                   January 31, 1997                   January 31, 1996
                                                                   ----------------                   ----------------

          Net Loss:          As Reported                              ($1,370,445)                         ($971,319)

                             Pro Forma                                ($4,352,009)                       ($2,156,712)
          Net Loss
          Per Share:         As Reported                                   ($0.02)                            ($0.02)

                             Pro Forma                                     ($0.08)                            ($0.04)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months ended January 31, 1997 and 1996, respectively: risk free interest rates of 6.24% and 5.62%; expected dividend yields of 0% and 0%; expected lives of 1.62 and 2.56 years; and expected stock price volatility of 73% and 69%. The weighted average fair value of options granted under Statement 123 for the three months ended January 31, 1997 and 1996 are $2.27 and $2.19, respectively.

         Information regarding the 1987 Plan from October 31, 1996 to January 31, 1997, after adjustments for the two-for-one stock split declared in May 1996, is presented in the table and narrative below:


                                                                                       Current Weighted Average
                                                                        Shares         Exercise Price Per Share
                                                                        ------         ------------------------

           Shares under option at October 31, 1996                     754,360                   $4.75

           Exercised                                                   (25,000)                  $2.75
                                                                  -------------------
           Shares under option at January 31, 1997                     729,360                   $4.82

           Exercisable at January 31, 1997                             729,360                   $4.82
                                                                  ===================

         The exercise price with respect to each option granted under the 1987 Plan from its inception was equal to at least the fair market value of the underlying common stock of the Company (the "Common Stock") on the date of grant. Upon the approval of the 1993 Plan by the Company's shareholders in July 1993, the 1987 Plan was terminated with respect to the grant of future options.

         From February 1, 1997 through March 10, 1997, the Company received proceeds aggregating approximately $76,100 relating to the exercise of options to purchase 23,200 shares of Common Stock pursuant to the 1987 Plan.

         The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares of the Company's Common Stock available for issuance pursuant to grants thereunder from 6 million to 20 million, as adjusted for the two-for-one stock split declared in May 1996. Information regarding the 1993 Plan from October 31, 1996 to January 31, 1997 after adjustments for the two-for-one stock split declared in May 1996, is presented in the table and narrative below:



                                                                                         Current Weighted Average
                                                                        Shares           Exercise Price Per Share
                                                                        ------           ------------------------
           Shares under option at October 31, 1996                           9,174,860            $5.32

           Granted                                                           1,785,500            $4.72

           Exercised                                                           (49,000)           $3.54

           Canceled                                                            (13,000)           $5.17
                                                                 ----------------------
           Shares under option at  January 31, 1997                         10,898,360            $5.34

           Exercisable at  January 31, 1997                                  5,767,860            $5.34
                                                                 ======================


         The exercise price with respect to each option granted under the 1993 Plan from its inception was equal to at least the fair market value of the underlying Common Stock on the date of grant. At January 31, 1997, 4,257,500 options were available for future grants under the 1993 Plan.

         From February 1, 1997 through March 10, 1997, the Company received proceeds aggregating approximately $374,407 relating to the exercise of options to purchase 88,500 shares of Common Stock pursuant to the 1993 Plan.

         As of March 10, 1997, 5,679,360 of the options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable.

(4)      Warrants to purchase common stock:

         Information from October 31, 1996 to January 31, 1997 regarding warrants previously issued by the Company, primarily to members of the immediate families of its Chairman of the Board and its President in conjunction with the sale of its Common Stock, after adjustments for anti-dilutive provisions and the two-for-one stock split declared in May 1996, is as follows:



                                                                                                Current Weighted
                                                                                                Average Exercise
                                                                              Shares            Price Per Share
                                                                              ------            ---------------

           Shares covered by warrants at October 31, 1996                     415,116                 $ 5.11
           Warrants exercised                                                    -                    $    -
           Warrants expired                                                  ( 97,296)                $ 4.50
                                                                         ------------------
           Shares covered by warrants at January 31, 1997                     317,820                 $ 5.27
                                                                         ==================


         The exercise price of each warrant was equal to at least the fair market value of the underlying Common Stock on the date of issuance of such warrant. As of January 31, 1997, all of the warrants to purchase shares of Common Stock issued and outstanding were exercisable.

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

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

         The Company, which is a development stage enterprise, was incorporated on November 5, 1982 and has had no revenues to support its operations since its inception. The Company's principal activities are the development of telephone based multi-functional telecommunications products incorporating the Company's ultra-high resolution flat panel display, the further expansion of its overall flat panel technology, and the operations of SCE, the Company's 55% owned joint venture in China. The Company's interest in SCE is accounted for under the equity method of accounting (see Notes 1 and 2 to the Company's condensed financial statements). During 1996, the Company also increased its efforts to develop ultra-high resolution video and color capability for its overall flat panel display technology. There can be no assurance, however, that the Company's efforts in this area will be successful. There is also no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate profits or that other products will not be produced by other companies that will render the products of the Company or SCE obsolete or unmarketable.

         The Company has entered into marketing agreements with distributors in several countries throughout the world. These agreements are for terms of three years and provide for the purchase of the distributors' requirements of the Company's MAGICOM(R) 2000 product in their respective territories. The agreements provide for monthly purchase orders in increasing quantities, to be accompanied by irrevocable bank letters of credit furnished by the distributors.

         The Company and SCE are in their initial stages of production and marketing. The eventual success and profitability of their product will depend upon many factors, including those normally associated with any new product. These factors include the capability of SCE to produce sufficient quantities of MAGICOM(R) 2000; the ability of the Company and SCE to maintain an acceptable pricing level to end-users for the product;

         long-term product performance and the capability of the Company, SCE and its distributors to adequately service the product; the ability of distributors to market their contracted quantities of the product in their respective territories; political and economic stability in targeted marketing territories; and the possible development of competitive products that could render the product of the Company and SCE obsolete or unmarketable.

         In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's Condensed Financial Statements and the notes thereto.

         Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements relating to future events which involve certain risks and uncertainties, including those identified herein and in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (the "1996 10-K"). See "Business" and Note 1 to the Company's Financial Statements contained in the 1996 10-K for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

         Results of Operations

         Selling, general and administrative expenses for the three month periods ended January 31, 1997 and 1996 and for the period from November 5, 1982 (inception) through January 31, 1997 were approximately $1,563,000, $1,075,000, and $33,543,000, respectively.
         These amounts include research, development and tooling costs of approximately $898,000, $767,000, and $21,641,000, respectively, as well as normal operating expenses. The increase of approximately $488,000 in selling, general and administrative expenses during the three months ended January 31, 1997 as compared to the same period in 1996 resulted primarily from increases in marketing expenses and compensation (and related costs) necessitated by the present phase of the Company's development program and related activities. Marketing costs increased during the fiscal 1997 period as a result of the opening and staffing of a marketing office, retention of public relations and advertising firms and the production of advertising materials. Compensation and related costs, rent and travel expenditures increased for the fiscal 1997 period as a result of the Company's adding personnel in marketing and engineering and increasing the size of its facilities. Professional fees, especially patent application preparation and filing fees, decreased during the fiscal 1997 period.

         The Company's portion of SCE's loss during the fiscal 1997 period increased by approximately $56,000, from approximately $13,000 in the 1996 period, to approximately $69,000 in the fiscal 1997 period, as a result of SCE's commencing the initial stages of production of MAGICOM(R) 2000.

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

         The increase in interest income of $144,000 during the three months ended January 31, 1997 as compared to the same period in 1996 primarily resulted from an increase in funds available for investment aided by slightly higher interest rates. Funds available for investment during the three month periods ended January 31, 1997 and 1996, on a monthly weighted average basis, were approximately $20,204,000 and $9,377,000, respectively. The investment instruments selected by the Company are principally money market accounts and commercial paper.

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

         From November 1, 1996 to January 31, 1997, the Company received proceeds aggregating approximately $242,000 relating to the exercise of options to purchase 74,000 shares of Common Stock under the 1987 and 1993 Plans. In addition, from February 1, 1997 to March 10, 1997, the Company received proceeds aggregating approximately $451,000 relating to the exercise of options to purchase 111,700 shares of Common Stock under the 1987 and 1993 Plans.

         SCE contemplates an initial investment of $7,000,000, of which half is expected to be borrowed from banks, and capital investment of $3,500,000. The Company has contributed $1,225,000 in cash, and technology valued for the purposes of SCE at $700,000, and SECC and SIT have contributed $1,575,000 in cash to SCE (see Notes 1 and 2 to the Company's condensed financial statements). The Joint Venture may require capitalization of up to $25 million, depending upon the nature and extent of its business activities.

         On April 17, 1996, the Company entered into a letter of intent for the formation of a second joint venture with SECC. The parties are presently discussing amendments to the letter of intent. As stipulated in the letter of intent, unless otherwise amended, the Second Joint Venture is expected to have an initial capitalization of approximately $2,000,000, of which half would consist of bank borrowings. The Company would invest cash of approximately $550,000 and SECC would contribute cash, equipment and technology collectively valued at $450,000. The Second Joint Venture may require an ultimate capitalization of up to $10 million depending on the nature and extent of its business activities which, if necessary, is expected to be financed through a combination of bank borrowings and equity investments contributed by the parties in proportion to their equity interests and on terms to be agreed upon.

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

         The Company currently has no plans with respect to additional financing. There can be no assurance that adequate funds will be available to the Company, SCE, or the Second Joint Venture, including any future capital contribution, if any, beyond its initial capital contributions of $1,225,000 to SCE and the anticipated capital contribution of $550,000 to the Second Joint Venture, and its NASD funding requirements, or that, if available, the Company, SCE, or the Second Joint Venture, will be able to obtain such funds on favorable terms and conditions.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                           10 - Contract Granting Land-Use Rights, dated October 11, 1995, between the Land Administration Bureau Songjiang County and Shanghai CopyTele Electronics Co., Ltd.

                           27 -     Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed for the Company during the quarter ended January 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                CopyTele, Inc.



                                                DENIS A. KRUSOS
                                                ---------------
                                                Denis A. Krusos
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                and Director (Principal
March 14, 1997                                  Executive Officer)



                                                FRANK J. DISANTO
                                                ----------------
                                                Frank J. DiSanto
March 14, 1997                                  President and Director



                                                GERALD J. BENTIVEGNA
                                                --------------------
                                                Gerald J. Bentivegna
                                                Vice President - Finance and
                                                Chief Financial Officer and
                                                Director (Principal Financial
March 14, 1997                                  and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit             Description
-------             -----------

10 - Contract Granting Land-Use Rights, dated October 11, 1995, between the Land Administration Bureau Songjiang County and Shanghai CopyTele Electronics Co., Ltd.

27 -     Financial Data Schedule