Form 10-Q
period 1997-04-30
COPYTELE INC
filed 1997-06-13
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1997

Commission file number 0-11254

                            COPYTELE, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                            11-2622630
           --------                            ----------
(State or other jurisdiction of            (I.R.S. employer
incorporation or organization)             identification no.)


       900 Walt Whitman Road
       Huntington Station, NY                         11746
------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


                                (516) 549-5900
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X    No
                                   ---      ---




     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock, par value
$.01 per share, outstanding as of June 6, 1997:           57,764,176    shares

                                TABLE OF CONTENTS




Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

      Condensed Balance Sheets (Unaudited) as of April 30, 1997 and October 31, 1996

      Condensed Statements of Operations (Unaudited) for the six months ended April 30, 1997 and April 30, 1996, and for the period from November 5, 1982 (Inception) through April 30, 1997

      Condensed Statements of Operations (Unaudited) for the three months ended April 30, 1997 and April 30, 1996

      Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through April 30, 1997

      Condensed Statements of Cash Flows (Unaudited) for the six months ended April 30, 1997 and April 30, 1996, and for the period from November 5, 1982 (Inception) through April 30, 1997

      Condensed Statements of Cash Flows (Unaudited) for the three months ended April 30, 1997 and April 30, 1996

      Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

      Signatures.

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.
-----------------------------

                               COPYTELE, INC.
                        (Development Stage Enterprise)
                     CONDENSED BALANCE SHEETS (UNAUDITED)


                                                   April 30,      October 31,
                                                      1997           1996
                                                  -------------  --------------

                                    ASSETS

CURRENT ASSETS:
Cash (including cash equivalents and interest
  bearing accounts of $18,469,216 and
  $21,921,133,respectively)                        $18,475,690     $22,165,892
Accrued interest receivable                              8,783          49,306
Prepaid expenses and other current assets
(including amounts due from Joint
 Venture of approximately $2,100,000
 and $240,000, respectively)                         2,142,953         378,417
                                                 -------------  --------------
                                                    20,627,426      22,593,615

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation and amortization of $939,980 and
  $816,651, respectively)                              857,756         830,606
INVESTMENT IN JOINT VENTURE (Note 2)                   900,644       1,058,557
OTHER ASSETS                                           149,956         227,642
DEFERRED TAX BENEFITS (net of valuation
  allowance of $26,220,000 and $25,308,000,
  respectively)                                           -               -
                                                  -------------  --------------
                                                   $22,535,782     $24,710,420
                                                  =============  ==============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities            $1,368,490     $ 1,960,147
                                                  -------------  --------------
SHAREHOLDERS' EQUITY:
Preferred stock, par value $100 per share;
  authorized 500,000 shares; no shares
  outstanding                                             -              -
Common stock, par value $.01 per share;
  authorized 120,000,000 shares; outstanding
  57,739,176 and 57,404,656 shares,
  respectively                                        577,392          574,047
Additional paid-in capital                         52,329,705       50,934,606
Accumulated (deficit) during development stage    (31,739,805)     (28,758,380)
                                                  -------------  --------------
                                                   21,167,292       22,750,273
                                                  -------------  --------------
                                                  $22,535,782      $24,710,420
                                                  =============  ==============


The accompanying notes to condensed financial statements are an integral part of these balance sheets.


                                     COPYTELE, INC.
                             (Development Stage Enterprise)
                     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                           For the period
                                                                            from November
                                        For the six months                    5,1982
                                           ended April 30,                  (inception)
                                   ---------------------------------          through
                                       1997               1996             April 30, 1997
                                   --------------     --------------      ----------------

SALES                                    $ -               $ -                    $ -
                                   --------------     --------------      ----------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES,
  (including research and
  development expenses of
  approximately $2,021,000,
  $1,461,000 and $22,764,000
  respectively)                        3,337,796          2,175,145            35,318,005
                                   --------------     --------------      ----------------

LOSS FROM JOINT VENTURE                  157,913             28,396               324,356
                                   --------------     --------------      ----------------

INTEREST INCOME                          514,284            236,916             3,902,556
                                   --------------     --------------      ----------------


NET (LOSS)                           ($2,981,425)       ($1,966,625)         ($31,739,805)
                                   ==============     ==============      ================


NET (LOSS) PER SHARE OF COMMON
  STOCK                                   ($0.05)            ($0.04)               ($0.70)
                                   ==============     ==============      ================


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                         57,535,605         52,879,050            45,485,417
                                   ==============     ==============      ================


The accompanying notes to condensed financial statements are an integral part of these statements.

                                     COPYTELE, INC.
                             (Development Stage Enterprise)
                     CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        For the three months
                                           ended April 30,

                                       1997                1996
                                  ---------------     ---------------


SALES                                  $ -                 $ -
                                  ---------------     ---------------


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES,
(including research and
development expenses of
approximately $1,123,000 and
$694,000 respectively)                 1,775,292           1,099,749
                                  ---------------     ---------------

LOSS FROM JOINT VENTURE                   88,896              15,524
                                  ---------------     ---------------

INTEREST INCOME                          253,208             119,967
                                  ---------------     ---------------


NET (LOSS)                           ($1,610,980)          ($995,306)
                                  ===============     ===============


NET (LOSS) PER SHARE OF COMMON
STOCK                                     ($0.03)             ($0.02)
                                  ===============     ===============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                    57,651,900          53,434,728
                                  ===============     ===============

The accompanying notes to condensed financial statements are an integral part of these statements.



                                     COPYTELE, INC.
                             (Development Stage Enterprise)
                      CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
  FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH APRIL 30, 1997 (UNAUDITED)


                                                                                            Accumulated
                                                                                             (Deficit)
                                                                               Additional     During
                                                           Common Stock        Paid-in      Development
                                                        Shares    Par Value    Capital         Stage
                                                       ---------------------- ----------  ------------


BALANCE, November 5, 1982 (inception)                      -        $   -        $   -       $  -
Sale of common stock, at par, to
  incorporators on November 8, 1982                   1,470,000      14,700          -          -
Sale of common stock, at $.10 per share,
  primarily to officers and employees
  from November 9, 1982 to November 30, 1982            390,000       3,900       35,100        -
Sale of common stock, at $2 per share, in
  private offering from  January 24, 1983
  to March 28, 1983                                     250,000       2,500      497,500        -
Sale of common stock, at $10 per share,
  in public offering on October 6, 1983,
  net of underwriting discounts of $1 per share         690,000       6,900    6,203,100        -
Sale of 60,000 warrants to representative
  of underwriters, at $.001 each, in
  conjunction with public offering                         -            -             60        -
Costs incurred in conjunction with
  private and public offerings                             -            -       (362,030)       -
Common stock issued, at $12 per share,
  upon exercise of 57,200 warrants from
  February 5, 1985 to October 16, 1985,
  net of registration costs                              57,200         572      630,845        -
Proceeds from sales of common stock by
  individuals from January 29, 1985 to
  October 4, 1985 under agreements with
  the Company, net of costs incurred by
  the Company                                              -            -         298,745       -
Restatement as of October 31, 1985 for
  three-for-one stock split                           5,714,400      57,144       (57,144)      -
Common stock issued, at $4 per share,
  upon exercise of 2,800 warrants in
  December 1985                                           8,400          84        33,516       -
Sale of common stock, at market, to
  officers on January 9, 1987 and April
  22, 1987 and to members of their
  immediate families on July 28, 1987                    67,350         674       861,726       -
Restatement as of July 31, 1987 for
  five-for-four stock split                           2,161,735      21,617       (21,617)      -
Fractional share payments in conjunction
  with five-for-four stock split                           -            -          (1,345)      -
Sale of common stock, at market, to
  members of officers' immediate families
  from September 10,1987 to December 4,
  1990 and to officers on October 29,
  1987 and February 26, 1989                            628,040       6,280     6,124,031       -
Sale of common stock, at market, to
  senior level personnel on February 26, 1989            29,850         299       499,689       -


                                                                                       Continued



                                     COPYTELE, INC.
                             (Development Stage Enterprise)
                      CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
  FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH APRIL 30, 1997 (UNAUDITED)


                                       Continued

                                                                                            Accumulated
                                                                                             (Deficit)
                                                                               Additional      During
                                                           Common Stock        Paid-in      Development
                                                        Shares    Par Value    Capital         Stage
                                                    ------------------------  ------------ --------------

Sale of common stock, at market, to
  unrelated party on February 26,
  1989 amended on March 10, 1989                         35,820         358       599,627       -
Restatement as of January 31, 1991
  for two-for-one stock split                        11,502,795     115,028      (115,028)      -
Sale of common stock, at market, to
  members of officers' immediate
  families from April 26, 1991 to
  October 27, 1992                                      261,453       2,615     2,788,311       -
Common stock issued upon exercise of
  warrants by members of officers'
  immediate families on various
  dates from September 1993 through
  March 1996                                            579,800       5,798     2,651,462       -
Common stock issued upon exercise of
  stock options from December 16,
  1992 to June 12, 1996                               4,535,340      45,353    28,197,223       -
Restatement as of June 17, 1996 for
  two-for-one stock split                            28,382,183     283,822      (283,822)      -
Common stock issued upon exercise of
  warrants by members of officers'
  immediate families on various
  dates in July and October, 1996,
  and March 1997                                        206,610       2,066     1,062,167       -
Common stock issued upon exercise of
  stock options from July 8, 1996 to
  March 13,1997 under stock option plans,
  net of registration costs                             768,200       7,682     2,687,589       -
Accumulated (deficit) during
  development stage                                        -            -            -      (31,739,805)
                                                     ----------   ----------- ------------  ---------------
BALANCE, April 30, 1997                              57,739,176    $577,392   $52,329,705  ($31,739,805)
                                                     ==========   =========== ============  ===============

The accompanying notes to condensed financial statements are an integral part of this statement.


                                     COPYTELE, INC.
                             (Development Stage Enterprise)
                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             For the period
                                                 For the six                 from November
                                                months ended                   5, 1982
                                                  April 30,                  (inception)
                                        -------------------------------        through
                                            1997              1996          April 30, 1997
                                        --------------    --------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees
  and consultants                         ($5,279,263)      ($1,979,627)       ($35,386,996)
Interest received                             554,807           263,629           3,893,774
                                        --------------    --------------   -----------------
Net cash (used in) operating activities    (4,724,456)       (1,715,998)        (31,493,222)
                                        --------------    --------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
  equipment                                  (364,190)         (152,385)         (1,713,185)
Disbursements to acquire certificates
  of deposit and corporate notes and
  bonds                                           -                 -           (12,075,191)
Proceeds from maturities of investments           -                 -            12,075,191
Investment made in Joint Venture                  -            (490,000)         (1,225,000)
                                        --------------    --------------   -----------------
Net cash (used in) investing activities      (364,190)         (642,385)         (2,938,185)
                                        --------------    --------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock
  and warrants, net of underwriting
  discounts of $690,000 related to
  initial public offering in October
  1983                                            -                 -            17,647,369
Proceeds from exercise of stock
  options and warrants, net of
  registration disbursements                1,398,444         7,402,671          35,324,358
Proceeds from sales of common stock
  by individuals under agreements with the
  Company, net of disbursements made by
  the Company                                     -                 -               298,745
Disbursements made in conjunction with
  sales of stock                                  -                 -              (362,030)
Fractional share payments in
  conjunction with stock split                    -                 -                (1,345)
                                        --------------    --------------   -----------------
Net cash provided by financing
  activities                                1,398,444         7,402,671          52,907,097
                                        --------------    --------------   -----------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                         (3,690,202)        5,044,288          18,475,690

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                22,165,892         8,864,293               -
                                        --------------    --------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                  $18,475,690       $13,908,581         $18,475,690
                                        ==============    ==============   =================

                                                                                Continued



                                     COPYTELE, INC.
                             (Development Stage Enterprise)
                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                       Continued


                                                                           For the period
                                                For the six                 from November
                                                months ended                   5, 1982
                                                 April 30,                   (inception)
                                        -----------------------------         through
                                            1997            1996           April 30, 1997
                                        -------------    ------------    ----------------

RECONCILIATION OF NET (LOSS) TO NET
  CASH (USED IN) OPERATING ACTIVITIES:
Net (loss)                              ($2,981,425)     ($1,966,625)       ($31,739,805)
Pro-rata share of Joint Venture
 Company losses                             157,913           28,396             324,356
Depreciation and amortization               123,329           46,371             944,621
Decrease (Increase) in accrued
  interest receivable                        40,523           26,713              (8,783)
(Increase) Decrease in prepaid
  expenses and other current assets      (1,764,536)           2,271          (2,142,953)
Decrease (Increase) in other assets          77,686           36,379            (149,956)
(Decrease) Increase in accounts
  payable and accrued liabilities
  related to operating activities          (377,946)         110,497           1,279,298
                                        -------------    ------------    ----------------
Net cash (used in) operating activities ($4,724,456)     ($1,715,998)       ($31,493,222)
                                        =============    ============    ================


The accompanying notes to condensed financial statements are an integral part of these statements.

                                     COPYTELE, INC.
                             (Development Stage Enterprise)
                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 For the three months
                                                    ended April 30,
                                       -----------------------------------------

                                             1997                  1996
                                       ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees
  and consultants                            ($2,354,082)         ($1,100,515)
Interest received                                253,866              134,133
                                       ------------------    -----------------
Net cash (used in) operating
  activities                                  (2,100,216)            (966,382)
                                       ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property
  and equipment                                 (138,537)            (147,932)
                                       ------------------    -----------------
Net cash (used in) investing
  activities                                    (138,537)            (147,932)
                                       ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock
  options and warrants, net
  of registration disbursements                1,168,149            4,844,957
                                       ------------------    -----------------
Net cash provided by financing
  activities                                   1,168,149            4,844,957
                                       ------------------    -----------------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                          (1,070,604)           3,730,643

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                        19,546,294           10,177,938
                                        ------------------    -----------------

CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                    $18,475,690          $13,908,581
                                       ==================    =================


RECONCILIATION OF NET (LOSS) TO NET
CASH (USED IN) OPERATING ACTIVITIES:
Net (loss)                                   ($1,610,980)           ($995,306)
Loss from Joint Venture                           88,896               15,524
Depreciation and amortization                     60,025               27,647
Increase in accrued interest
  receivable                                         658               14,166
(Increase) Decrease in prepaid
  expenses and other current assets             (658,171)               4,587
Decrease in other assets                          22,463               36,465
(Decrease) Increase in accounts
  payable and accrued liabilities related
  to operating activities                         (3,107)             (69,465)
                                        ==================    =================
Net cash (used in) operating
  activities                                 ($2,100,216)           ($966,382)
                                       ==================    =================


The accompanying notes to condensed financial statements are an integral part of these statements.

                                     COPYTELE, INC.
                                     --------------

                             (Development Stage Enterprise)
                             ------------------------------

                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                        ---------------------------------------

                               APRIL 30, 1997 (UNAUDITED)
                               --------------------------


(1) Summary of significant accounting policies and
    other disclosures:
    ------------------

CopyTele, Inc. (the "Company"), is a development stage enterprise whose principal activities include the development of telephone based multi-functional telecommunications products incorporating the Company's ultra-high resolution flat panel display, the further expansion of its overall flat panel display technology, and the operations of Shanghai CopyTele Electronics Co., Ltd. ("SCE"), its joint venture in China for the production of its telecommunication products. The remaining 45% of SCE is owned by two Chinese companies, Shanghai Electronic Components Corp. ("SECC") which owns 35% and Shanghai International Trade and Investment Developing Corp. ("SIT") which owns 10%. Reference is made to Note 2, Investment in SCE and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion involving SCE. The Company and SECC have entered into a letter of intent with respect to a second joint venture which would manufacture and sell electronic components and parts used in SCE's products and in products of other manufacturers (the "Second Joint Venture").

The Company has produced a multifunctional telephone-based product called MAGICOM(R) 2000 that can send and receive handwritten communications as well as simultaneous voice and electronic handwriting. This personal communications product offers many features, including digital voice, fax with full page transmission and paperless reception, full duplex speakerphone, e-mail communications, data transmission, storage and computer interface, as well as personal copying capabilities with the use of an optional Company printer, called Magic Printer, and the ability to send alphanumeric messages to pagers using a touch sensitive keyboard screen. MAGICOM(R) 2000 incorporates the Company's patented high resolution flat panel display, called E-PAPER(TM), representing "electronic paper".

Reference is made to the October 31, 1996 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, for more extensive disclosures than contained in these condensed financial statements.

The Company, which controls four of the seven votes of SCE's board of directors, has reflected its investment in SCE under the equity method of accounting in the accompanying condensed financial statements. Under certain circumstances, decisions involving SCE require either a unanimous or two-thirds vote of SCE's board of directors.

The information contained herein for the six and three month periods ended April 30, 1997 and 1996 and for the period from November 5, 1982 (inception) through April 30, 1997 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for interim periods may not necessarily reflect the annual operations of the Company.

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

(2) Investment in SCE:
    -----------------

The Company has contributed $1,225,000 in cash, and technology which has been valued for purposes of SCE at $700,000. SCE does not reflect the $700,000 in technology as an asset or equity investment in the condensed financial statements presented below. The other parties have contributed cash aggregating $1,575,000. The Company has reflected its investment in SCE under the equity method of accounting (see Note 1, Summary of significant accounting policies and other disclosures) and will recognize losses on SCE to the extent of its cash investment.

Condensed Balance Sheets for SCE at April 30, 1997 and October 31, 1996 and Condensed Statements of Operations for the six month periods ended April 30, 1997 and 1996 are as follows:

                            Condensed Balance Sheets
                            ------------------------
                                   (Unaudited)

                                                 April 30,       October 31,
                                                    1997             1996
                                                -------------    -------------
        Cash                                     $   114,249      $   726,640
        Inventories                                2,870,520             -
        Other current assets                         128,556          266,409
        Land occupancy rights, net                   301,994          308,516
        Fixed assets, net                          1,775,651          145,643
        Construction in progress                       -              878,533
        Restricted cash                                -              275,245
        Deposits                                       -              184,601
                                                -------------    -------------
             Total Assets                         $5,190,970       $2,785,587
                                                =============    =============

        Short-term Loans                         $   500,024       $
        Accounts payable                           2,400,276             -
        Accrued expenses                              80,408          288,210
        Capital                                    2,210,262        2,497,377
                                                -------------    -------------
             Total Liabilities and Capital        $5,190,970       $2,785,587
                                                =============    =============


                             Condensed Statements of Operations
                             ----------------------------------
                                       (Unaudited)
                                                  For the six months ended
                                                ------------------------------
                                                 April 30,        April 30,
                                                    1997             1996
                                                -------------    -------------
        Net sales                                 $    -           $     -
        Operating (loss)                            (287,502)         (61,449)
        Other income/(expense)                           387            9,820
                                                -------------    -------------
        Net (loss)                                 ($287,115)        ($51,629)
                                                =============    =============

(3)Stock option plans:
   -------------------

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

Had compensation cost for these plans been determined consistent with SFAS Statement No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:

                                   For the six Months      For the six Months
                                  Ended April 30, 1997    Ended April 30, 1996
                                  --------------------    --------------------

       Net Loss:    As Reported        ($2,981,425)            ($1,966,625)

                    Pro Forma          ($9,432,417)            ($4,701,769)
       Net Loss
       Per Share:   As Reported             ($0.05)                 ($0.04)

                    Pro Forma               ($0.16)                 ($0.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the six months ended April 30, 1997 and 1996, respectively: risk free interest rates of 5.61% and 5.99%; expected dividend yields of 0% and 0%; expected lives of 2.56 and 1.99 years; and expected stock price volatility of 69% and 70%. The weighted average fair value of options granted under Statement 123 for the six months ended April 30, 1997 and 1996 are $2.29 and $1.64, respectively.

Information regarding the 1987 Plan from October 31, 1996 to April 30, 1997, after adjustments for all applicable stock splits, is presented in the table and narrative below:

                                                              Current Weighted
                                                              Average Exercise
                                                   Shares      Price Per Share
                                                   ------      ---------------

       Shares under option at October 31,
         1996                                     754,360           $4.75

       Exercised                                  (48,200)          $3.01

                                                -------------
       Shares  under  option  at  April  30,
         1997                                     706,160           $4.87
                                                =============

       Exercisable at  April 30, 1997             706,160           $4.87
                                                =============

The exercise price with respect to each option granted under the 1987 Plan from its inception was equal to at least the fair market value of the underlying common stock of the Company (the "Common Stock") on the date of grant. Upon the approval of the 1993 Plan by the Company's shareholders in July 1993, the 1987 Plan was terminated with respect to the grant of future options.

From May 1, 1997 through June 6, 1997, the Company received proceeds aggregating approximately $55,000 relating to the exercise of options to purchase 20,000 shares of Common Stock pursuant to the 1987 Plan.

The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares of the Company's Common Stock available for issuance pursuant to grants thereunder from 6 million to 20 million, as adjusted for the two-for-one stock split declared in May 1996. Information regarding the 1993 Plan from October 31, 1996 to April 30, 1997 after adjustments for all applicable stock splits, is presented in the table and narrative below:

                                                              Current Weighted
                                                              Average Exercise
                                                   Shares      Price Per Share
                                                   ---------   ----------------

       Shares under option at October 31,
         1996                                     9,174,860         $5.32

       Granted                                    2,300,500         $4.64

       Exercised                                   (187,500)        $4.06

       Canceled                                    (113,000)        $6.35
                                               ----------------

       Shares  under  option  at April  30,
         1997                                    11,174,860         $5.19
                                                ================

       Exercisable at  April 30, 1997             8,249,360         $5.31
                                                ================


The exercise price with respect to each option granted under the 1993 Plan from its inception was equal to at least the fair market value of the underlying Common Stock on the date of grant. At April 30, 1997, 3,842,500 options were available for future grants under the 1993 Plan.

From May 1, 1997 through June 6, 1997, the Company received proceeds aggregating approximately $16,600 relating to the exercise of options to purchase 5,000 shares of Common Stock pursuant to the 1993 Plan.

As of June 6, 1997, 8,244,360 of the options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable.

(4)Warrants to purchase common stock:
   ----------------------------------

Information from October 31, 1996 to April 30, 1997 regarding warrants previously issued by the Company, primarily to members of the immediate families of its Chairman of the Board and its President in conjunction with the sale of its Common Stock, after adjustments for anti-dilution provisions and all applicable stock splits, is as follows:

                                                               Current Weighted
                                                               Average Exercise
                                                    Shares     Price Per Share
                                                    ------     ---------------

       Shares covered by warrants at October
         31, 1996                                   415,116          $5.11
       Warrants exercised                          ( 98,820)         $5.10
       Warrants expired                            ( 97,296)         $4.50
                                                 --------------
       Shares covered by  warrants at April 30,
         1997                                       219,000          $5.35
                                                 ==============

The exercise price of each warrant was equal to at least the fair market value of the underlying Common Stock on the date of issuance of such warrant. As of April 30, 1997, all of the warrants to purchase shares of Common Stock issued and outstanding were exercisable.

(5)Stock Split:
   ------------

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         ------------------------------------

The Company, which is a development stage enterprise, was incorporated on November 5, 1982 and has had no revenues to support its operations since its inception. The Company's principal activities are the development of telephone based multi-functional telecommunications products incorporating the Company's ultra-high resolution flat panel display, the further expansion of its overall flat panel technology, and the operations of SCE, the Company's 55% owned joint venture in China for the production of its telecommunication products. The Company's interest in SCE is accounted for under the equity method of accounting (see Notes 1 and 2 to the Company's condensed financial statements). During the past year, the Company also increased its efforts to develop ultra-high resolution video and color capability for the further expansion of its overall flat panel display technology. There can be no assurance, however, that the Company's efforts in this area will be successful. There is also no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate profits or that other products will not be produced by other companies that will render the products of the Company or SCE obsolete or unmarketable.

The Company has entered into marketing agreements with distributors in several countries throughout the world. These agreements are for terms of three years and provide for the purchase of the distributors' requirements of the Company's MAGICOM(R) 2000 product in their respective territories. The agreements provide for monthly purchase orders in increasing quantities, to be accompanied by irrevocable bank letters of credit furnished by the distributors. The Company is providing technical support to its distributors and has added features and made changes in MAGICOM(R) 2000 in order to assist them in meeting their respective governmental telecommunications approval and customer requirements. The Company has commenced fulfilling initial orders from the distributors for MAGICOM(R)2000 units incorporating these features and changes, which are being produced by SCE.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------
Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements relating to future events which involve certain risks and uncertainties, including those identified herein and in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (the "1996 10-K"). See "Business" and Note 1 to the Company's Financial Statements contained in the 1996 10-K for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

Results of Operations
---------------------

Selling, general and administrative expenses for the six and three month periods ended April 30, 1997 and 1996 and for the period from November 5, 1982 (inception) through April 30, 1997 were approximately $3,338,000, $2,175,000, $1,775,000, $1,100,000 and $35,318,000, respectively. These amounts include research, development and tooling costs of approximately $2,021,000, $1,461,000, $1,123,000, $694,000 and $22,764,000 respectively, as well as normal operating expenses. The increase in selling, general and administrative expenses during the six and three month periods ended April 30, 1997, of approximately $1,163,000 and $675,000, respectively, resulted primarily from increases in engineering supplies, compensation (including related costs), and marketing costs necessitated by the present phase of the Company's development program and related activities. Engineering supplies increased primarily as a result of expensing components used for training purposes at SCE, and the Company obtaining sample quantities of MAGICOM(R) 2000, produced by SCE, for evaluation to insure product quality. Compensation, including payroll taxes and fringe benefits, increased as a result of the staffing of a marketing department and the addition of scientific personnel to increase the Company's efforts to develop ultra-high resolution video and color capability for its overall flat panel display technology. Other operating costs, including marketing, travel and rent, also increased in the current periods. Marketing costs increased as a result of the production of marketing brochures and videos, while travel costs increased as a result of travel associated with selecting distributors and attending trade shows. Travel expenses to China also increased due to the Company's need to train SCE's technical personnel. The increase in rent was a result of the Company increasing the size of its facilities. Professional fees decreased in the aggregate as a result of significantly lower patent application preparation fees in the current periods.

The Company's portion of SCE's loss increased during the six and three month periods by $130,000 and $73,000, respectively, as compared to the same periods in 1996. The increases in the losses were the result of progressively higher costs as SCE approached and entered the initial stages of production of MAGICOM(R) 2000.

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

The increase in interest income of approximately $277,000 and $133,000 during the six and three months ended April 30, 1997 as compared to the same periods in 1996 primarily resulted from an increase in funds available for investment aided by higher interest rates. Funds available for investment during the six and three month periods ended April 30, 1997 and 1996, on a monthly weighted average basis, were approximately $19,650,000, $10,690,000, $19,090,000 and $12,000,000,
respectively. The investment instruments selected by the Company are principally money market accounts and commercial paper.

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

From November 1, 1996 to April 30, 1997, the Company received proceeds aggregating approximately $906,000 relating to the exercise of options to purchase 235,700 shares of Common Stock under the 1987 and 1993 Plans. In addition, from May 1, 1997 to June 6, 1997, the Company received proceeds aggregating approximately $71,600 relating to the exercise of options to purchase 25,000 shares of Common Stock under the 1987 and 1993 Plans.

SCE contemplates an initial capitalization of $7,000,000, of which half is expected to be borrowed from banks, and the balance of $3,500,000 has been invested by the Company, SECC and SIT. The Company has contributed $1,225,000 in cash, and technology valued for the purposes of SCE at $700,000, and SECC and SIT have contributed $1,575,000 in cash to SCE (see Notes 1 and 2 to the Company's condensed financial statements). SCE may require capitalization of up to $25 million, depending upon the nature and extent of its business activities.

On April 17, 1996, the Company entered into a letter of intent for the formation of a second joint venture with SECC. The parties are presently discussing possible amendments to the letter of intent. As stipulated in the letter of intent, unless otherwise amended, the Second Joint Venture is expected to have an initial capitalization of approximately $2,000,000, of which half would consist of bank borrowings. The Company would invest cash of approximately $550,000 and SECC would contribute cash, equipment and technology collectively valued at $450,000. The Second Joint Venture may require an ultimate capitalization of up to $10 million depending on the nature and extent of its business activities which, if necessary, is expected to be financed through a combination of bank borrowings and equity investments contributed by the parties in proportion to their equity interests and on terms to be agreed upon.

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

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

            (a)   Exhibits
                  --------

                  27 - Financial Data Schedule

            (b)   Reports on Form 8-K.
                  --------------------

                  No reports on Form 8-K were filed for the Company during the quarter ended April 30, 1997.

                                       SIGNATURES
                                       ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                CopyTele, Inc.



                                                DENIS A. KRUSOS
                                                ---------------
                                                Denis A. Krusos
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                and Director (Principal
June 13, 1997                                   Executive Officer)



                                                FRANK J. DISANTO
                                                ----------------
                                                Frank J. DiSanto
June 13, 1997                                   President and Director



                                                GERALD J. BENTIVEGNA
                                                --------------------
                                                Gerald J. Bentivegna
                                                Vice President - Finance and
                                                Chief Financial Officer and
                                                Director (Principal Financial
June 13, 1997                                   and Accounting Officer)

                         EXHIBIT INDEX

Exhibit No.              Description
-----------              -------------

    27         -         Financial Data Schedule