Form 10-Q
period 1997-07-31
COPYTELE INC
filed 1997-09-12
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 31, 1997
                              ------------------------------------------------
Commission file number 0-11254
                      --------------------------------------------------------
                                COPYTELE, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                       11-2622630
-----------------------------                            ----------------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                           identification no.)




       900 Walt Whitman Road
       Huntington Station, NY                                    11746
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


                              Yes   X     No
                                   ---       ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock,  par value $.01 per share,  outstanding  as of
September 5, 1997:                                            57,810,176  shares
                                                              ------------------

                                TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Balance Sheets (Unaudited) as of July 31, 1997 and October 31, 1996

         Condensed Statements of Operations (Unaudited)for the nine months ended July 31, 1997 and July 31, 1996, and for the period from November 5, 1982 (Inception) through July 31, 1997

         Condensed Statements of Operations (Unaudited) for the three months ended July 31, 1997 and July 31, 1996

         Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through July 31, 1997

         Condensed Statements of Cash Flows (Unaudited) for the nine months ended July 31, 1997 and July 31, 1996, and for the period from November 5, 1982 (Inception) through July 31, 1997

         Condensed Statements of Cash Flows (Unaudited) for the three months ended July 31, 1997 and July 31, 1996

         Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 6.  Exhibits and Reports on Form 8-K.

         Signatures.

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                        COPYTELE, INC.
                               (Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                 July 31,            October 31,
                                                                   1997                 1996
                                                               -----------          -----------

                                     ASSETS

CURRENT ASSETS:
Cash (including cash equivalents and interest
   bearing accounts of $15,293,882 and $21,921,133,
   respectively)                                               $ 15,810,924         $ 22,165,892
Accrued interest receivable                                          39,151               49,306
Prepaid expenses and other current assets (including
   amounts due from Joint Venture of approximately
   $3,378,000 and $240,000, respectively)                         3,706,384              378,417
                                                                -----------          -----------
                                                                 19,556,459           22,593,615


PROPERTY AND EQUIPMENT ( net of accumulated depreciation
   and amortization of  $1,000,611 and $816,651,
   respectively)                                                    906,769              830,606
INVESTMENT IN JOINT VENTURE ( Note 2)                               813,209            1,058,557
OTHER ASSETS                                                        167,274              227,642
DEFERRED TAX BENEFITS ( net of valuation allowance of
   $26,881,000 and $25,308,000, respectively)                          -                    -
                                                                -----------          -----------
                                                               $ 21,443,711         $ 24,710,420
                                                                ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                        $ 1,527,836          $ 1,960,147
                                                                -----------          -----------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $100 per share; authorized
   500,000 shares; no shares outstanding                              -                    -
Common stock, par value $.01 per share; authorized
   240,000,000 shares; outstanding  57,800,176 and
   57,404,656 shares, respectively                                  578,002              574,047
Additional paid-in capital                                       52,545,221           50,934,606
Accumulated (deficit) during development stage                  (33,207,348)         (28,758,380)
                                                                -----------          -----------
                                                                 19,915,875           22,750,273
                                                                -----------          -----------
                                                               $ 21,443,711         $ 24,710,420
                                                                ===========          ===========


The accompanying notes to condensed financial statements are an integral part of these balance sheets.



                                        COPYTELE, INC.
                                   (Development Stage Enterprise)
                         CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                    For the period
                                                                                     from November
                                                 For the nine months                    5,1982
                                                   ended July 31,                    (inception)
                                             ---------------------------               through
                                                  1997           1996                July 31, 1997
                                             ------------    -----------           ----------------
SALES                                              $-            $ -                     $-
                                              -----------   -------------          ----------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
 (including research and development
 expenses of approximately $2,835,000,
 $2,450,000 and $23,578,000, respectively)     4,935,838       3,811,250               36,916,047
                                              -----------   -------------          ----------------

LOSS FROM JOINT VENTURE                          245,348          90,549                  411,791
                                              -----------   -------------          ----------------

INTEREST INCOME                                  732,218         455,782                4,120,490
                                              -----------   -------------          ----------------

NET (LOSS)                                   ($4,448,968)    ($3,446,017)            ($33,207,348)
                                              ===========   =============          ================

NET (LOSS) PER SHARE OF
   COMMON STOCK                                   ($0.08)         ($0.06)                  ($0.73)
                                              ===========   =============          ================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                          57,614,211      54,024,087              45,695,507
                                              ===========   =============          ================

The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       For the three months
                                                          ended July 31,
                                                  ---------------------------
                                                       1997           1996
                                                  ---------------------------

SALES                                                $    -         $    -
                                                  -------------    -------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
 (including research and development
  expenses of approximately
 $814,000 and $989,000, respectively)                 1,598,042      1,636,105
                                                  --------------   -------------

LOSS FROM JOINT VENTURE                                  87,435         62,153
                                                  --------------   -------------

INTEREST INCOME                                         217,934        218,866
                                                  --------------   -------------

NET (LOSS)                                          ($1,467,543)   ($1,479,392)
                                                  ==============   =============

NET (LOSS) PER SHARE OF
   COMMON STOCK                                          ($0.03)        ($0.03)
                                                  ==============   =============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                57,768,861     56,289,270
                                                  ==============   =============

The accompanying notes to condensed financial statements are an integral part of these statements.



                                                       COPYTELE, INC.
                                                  (Development Stage Enterprise)
                                          CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                           FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JULY 31, 1997 (UNAUDITED)

                                                                                                              Accumulated
                                                                                           Additional       (Deficit) During
                                                                       Common Stock         Paid-in           Development
                                                                    Shares   Par Value      Capital              Stage
                                                                    -------------------    ----------        ---------------

BALANCE, November 5, 1982 (inception)                                  -       $   -        $    -           $      -
Sale of common stock, at par, to incorporators
  on November 8, 1982                                             1,470,000     14,700           -                  -
Sale of common stock, at $.10 per share, primarily to
  officers and employees from November 9, 1982
  to November 30, 1982                                              390,000      3,900        35,100                -
Sale of common stock, at $2 per share, in private
  offering from January 24, 1983 to March 28, 1983                  250,000      2,500       497,500                -
Sale of common stock, at $10 per share, in public
  offering on October 6, 1983, net of underwriting
  discounts of $1 per share                                         690,000      6,900     6,203,100                -
Sale of 60,000 warrants to representative of
  underwriters, at $.001 each, in conjunction with
  public offering                                                      -            -             60                -
Costs incurred in conjunction with private and public
  offerings                                                            -            -       (362,030)               -
Common stock issued, at $12 per share, upon
  exercise of 57,200 warrants from February 5, 1985
  to October 16, 1985, net of registration costs                     57,200        572       630,845                -
Proceeds from sales of common stock by individuals
  from January 29, 1985 to October 4, 1985 under
  agreements with the Company, net of costs
  incurred by the Company                                              -            -        298,745                -
Restatement as of October 31, 1985 for three-for-
  one stock split                                                 5,714,400     57,144       (57,144)               -
Common stock issued, at $4 per share, upon
  exercise of 2,800 warrants in December 1985                         8,400         84        33,516                -
Sale of common stock, at market, to officers on
  January 9, 1987 and April 22, 1987 and to
  members of their immediate families on July 28, 1987               67,350        674       861,726                -
Restatement as of July 31, 1987 for five-for-four
  stock split                                                     2,161,735     21,617       (21,617)               -
Fractional share payments in conjunction with five-
  for-four stock split                                                 -            -         (1,345)               -
Sale of common stock, at market, to members of
  officers' immediate families from September
  10, 1987 to December 4, 1990 and to officers on
  October 29, 1987 and February 26, 1989                            628,040     6,280      6,124,031                -
Sale of common stock, at market, to senior level
  personnel on February 26, 1989                                     29,850       299        499,689                -

                                                                                                           Continued




                                                          COPYTELE, INC.
                                                  (Development Stage Enterprise)
                                           CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                           FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JULY 31, 1997 (UNAUDITED)

                                                              Continued
                                                              ---------

                                                                                                               Accumulated
                                                                                             Additional     (Deficit) During
                                                                       Common Stock            Paid-in          Development
                                                                     Shares   Par Value        Capital             Stage
                                                                    -------------------      ----------        ------------

Sale of common stock, at market, to
  unrelated party on February 26, 1989
  amended on March 10, 1989                                           35,820        358        599,627               -
Restatement as of January 31, 1991 for
  two-for-one stock split                                         11,502,795    115,028       (115,028)              -
Sale of common stock, at market, to
  members of officers' immediate families
  from April 26, 1991 to October 27, 1992                            261,453      2,615      2,788,311               -
Common stock issued upon exercise of
  warrants by members of officers' immediate
  families on various dates from September
  1993 through March 1996                                            579,800      5,798      2,651,462               -
Common stock issued upon exercise of stock
  options from December 16, 1992 to June
  12, 1996                                                         4,535,340     45,353     28,197,223               -
Restatement as of June 17, 1996 for two-for-
  one stock split                                                 28,382,183    283,822       (283,822)              -
Common stock issued upon exercise of
  warrants by members of officers' immediate
  families on various dates in July
  and October, 1996, and March 1997                                  206,610      2,066      1,062,167               -
Common stock issued upon exercise of stock
  options from July, 8 1996 to July 18,
  1997 under stock option plans, net of
  registration costs                                                 814,200      8,142      2,828,255               -
Common stock issued upon purchase of equipment                        15,000        150         74,850               -
Accumulated (deficit) during development
  stage                                                                 -           -             -           ($33,207,348)
                                                                 ------------  ---------   -------------    ---------------
BALANCE, July 31, 1997                                            57,800,176   $578,002    $52,545,221        ($33,207,348)
                                                                 ============  =========   =============    ===============


The accompanying notes to condensed financial statements are an integral part of these statements.



                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                     For the period
                                                       For the nine                   from November
                                                       months ended                      5, 1982
                                                         July 31,                      (inception)
                                                -------------------------                through
                                                   1997           1996                 July 31, 1997
                                                ----------     ----------           -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
  consultants                                 ($8,210,504)    ($3,493,258)              ($38,318,237)
Interest received                                 742,373         455,445                  4,081,340
                                              ------------    ------------              --------------
Net cash (used in) operating activities        (7,468,131)     (3,037,813)               (34,236,897)
                                              ------------    ------------              --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
  equipment                                      (426,407)       (181,286)                (1,775,402)
Disbursements to acquire certificates of
  deposit and corporate notes and bonds              -              -                    (12,075,191)
Proceeds from maturities of investments              -              -                     12,075,191
Investment made in Joint Venture                     -           (857,500)                (1,225,000)
                                              ------------    ------------              --------------
Net cash (used in) investing activities          (426,407)     (1,038,786)                (3,000,402)
                                              ------------    ------------              --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and
  warrants, net of underwriting discounts of
  $690,000 related to initial public offering
  in October 1983                                    -              -                     17,647,369
Proceeds from exercise of stock options and
  warrants, net of registration disbursements   1,539,570      16,656,899                 35,465,484
Proceeds from sales of common stock by
  individuals under agreements with the
  Company, net of disbursements made by the
  Company                                            -              -                        298,745
Disbursements made in conjunction with sales
  of stock                                           -              -                       (362,030)
Fractional share payments in conjunction with
  stock split                                        -              -                         (1,345)
                                              ------------    ------------              --------------
Net cash provided by financing activities       1,539,570      16,656,899                 53,048,223
                                              ------------    ------------              --------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                             (6,354,968)     12,580,300                 15,810,924

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                          22,165,892       8,864,293                      -
                                              ------------    ------------              --------------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                      $15,810,924     $21,444,593                $15,810,924
                                              ============    ============              ==============

                                                                                            Continued


                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 Continued
                                 ---------
                                                                                      For the period
                                                        For the nine                   from November
                                                        months ended                     5, 1982
                                                          July 31,                     (inception)
                                                -------------------------                through
                                                   1997           1996                 July 31, 1997
                                                ------------  -----------             -----------------

RECONCILIATION OF NET (LOSS) TO NET
  CASH (USED IN) OPERATING ACTIVITIES:
Net (loss)                                    ($4,448,968)    ($3,446,017)               ($33,207,348)
Loss from Joint Venture                           245,348          90,549                     411,791
Depreciation and amortization                     183,960          83,460                   1,005,252
Decrease (Increase) in accrued interest
  receivable                                       10,155            (337)                    (39,151)
(Increase) in prepaid expenses and other
  current assets                               (3,327,967)        (11,133)                 (3,706,384)
Decrease (Increase) in other assets                60,369         (16,947)                   (167,274)
(Decrease) Increase in accounts payable and
  accrued liabilities related to operating
  activities                                     (191,028)        262,612                   1,466,217
                                              --------------   ------------              --------------
Net cash (used in) operating activities       ($7,468,131)    ($3,037,813)               ($34,236,897)
                                              ==============   ============              ==============


The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           For the three
                                                            months ended
                                                              July 31,
                                                     -------------------------
                                                       1997          1996
                                                    ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
  consultants                                       ($2,931,241)  ($1,513,631)
Interest received                                       187,566       191,816
                                                    -------------  -----------
Net cash (used in) operating activities              (2,743,675)   (1,321,815)
                                                    -------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
  equipment                                             (62,217)      (28,901)
Investment made in joint venture subsidiary                 -        (367,500)
                                                    -------------  -----------
Net cash (used in) investing activities                 (62,217)     (396,401)
                                                    -------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and
  warrants, net of registration disbursements           141,126     9,254,228
                                                    -------------  -----------
Net cash provided by financing activities               141,126     9,254,228
                                                    -------------  -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                   (2,664,766)    7,536,012

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                18,475,690    13,908,581
                                                    -------------  -----------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                             $15,810,924  $21,444,593
                                                    =============  ===========


RECONCILIATION OF NET (LOSS) TO NET
  CASH (USED IN) OPERATING ACTIVITIES:
Net (loss)                                           ($1,467,543) ($1,479,392)
Loss from Joint Venture                                   87,435       62,153
Depreciation and amortization                             60,631       37,089
(Increase) in accrued interest receivable                (30,368)     (27,050)
(Increase) in prepaid expenses and other
  current assets                                      (1,563,431)     (13,404)
(Increase) in other assets                               (17,317)     (53,326)
Increase in accounts payable and accrued
  accrued liabilities related to operating activities    186,918      152,115
                                                       ----------  ----------
Net cash (used in) operating activities              ($2,743,675) ($1,321,815)
                                                       ==========  ==========

The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.

                         (Development Stage Enterprise)

                        NOTES TO CONDENSED FINANCIAL STATEMENTS

                               July 31, 1997 (UNAUDITED)


(1)  Summary of significant accounting policies and other disclosures:
     -----------------------------------------------------------------

     CopyTele, Inc. (the "Company"), is a development stage enterprise whose principal activities include the development of telephone based multi-functional telecommunications products incorporating the Company's ultra-high resolution flat panel display, the further expansion of its overall flat panel display technology, and the operations of Shanghai CopyTele Electronics Co., Ltd. ("SCE"), its 55% owned joint venture in China, for the production of its telecommunication products. The remaining 45% of SCE is owned by two Chinese companies, Shanghai Electronic Components Corp. ("SECC") which owns 35% and Shanghai International Trade and Investment Developing Corp. ("SIT") which owns 10%. Reference is made to Note 2, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion involving SCE. The Company and SECC have entered into a letter of intent with respect to a second joint venture which would manufacture and sell electronic components and parts used in SCE's products and in products of other manufacturers (the "Second Joint Venture").

     The Company has produced a multi-functional telephone-based product called MAGICOM(R) 2000 that can send and receive handwritten communications as well as simultaneous voice and electronic handwriting over a single telephone line. This personal communications product offers many features, including digital voice, fax with full page transmission and paperless reception, full duplex speakerphone, e-mail communications, data transmission, storage and computer interface, as well as personal copying capabilities with the use of an optional Company printer, called Magic Printer, and the ability to send alphanumeric messages to pagers using a touch sensitive keyboard screen. MAGICOM(R) 2000 incorporates the Company's patented high resolution flat panel display, called E-PAPER(TM), representing "electronic paper".

     Reference is made to the October 31, 1996 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, for more extensive disclosures than contained in these condensed financial statements.

     Since MAGICOM(R) 2000 is the Company's first product and is in its initial sales stage, sales and related gross profit are being deferred at this time as permitted under generally accepted accounting principles. Income from sales, which was limited by product enhancements introduced late in the quarter, is not material to these financial statements.

     The Company, which controls four of the seven votes of SCE's board of directors, has reflected its investment in SCE under the equity method of accounting in the accompanying condensed financial statements. Under certain circumstances, decisions involving SCE require either a unanimous or two-thirds vote of SCE's board of directors.

     The information contained herein for the nine and three month periods ended July 31, 1997 and 1996 and for the period from November 5, 1982 (inception) through July 31, 1997 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for such periods have been included. The results of operations for interim periods may not necessarily reflect the annual operations of the Company.

     The Company invests principally in short-term highly liquid financial instruments with maturities of less than three months, which have been classified as cash equivalents in the accompanying condensed balance sheets. The cost of these investments approximates market value.

     The Company has adopted all recently issued accounting standards which have a material impact on its condensed financial statements. The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" as disclosed in Note 3.

     The amounts due from the Joint Venture of approximately $3,378,000 and $240,000, respectively, on the accompanying Condensed Balance Sheets represent certain parts, such as the flat panel assembly components, purchased by the Company on behalf of SCE which are incorporated into the MAGICOM(R) 2000 product.

 (2) Investment in SCE:
     ------------------

     The Company has contributed $1,225,000 in cash, and technology which has been valued for purposes of SCE at $700,000. SCE does not reflect the $700,000 in technology as an asset or equity investment in the condensed financial statements presented below. The other parties have contributed cash aggregating $1,575,000. The Company has reflected its investment in SCE under the equity method of accounting (see Note 1) and will recognize losses on SCE to the extent of its cash investment.

     Condensed Balance Sheets for SCE at July 31, 1997 and October 31, 1996 and Condensed Statements of Operations for the nine month periods ended July 31, 1997 and 1996 are as follows:


                            Condensed Balance Sheets
                            ------------------------
                                   (Unaudited)

                                                   July 31,      October 31,
                                                    1997             1996
                                                -------------    -------------

        Cash and other current assets            $   106,312       $  993,049
        Inventories                                4,027,463             -
        Fixed assets and land occupancy
        rights, net, and other
        non-current assets                         2,229,973        1,792,538
                                                -------------    -------------
             Total Assets                         $6,363,748       $2,785,587
                                                =============    =============

        Short-term loans                         $   500,235       $     -
        Accounts payable and accrued
        liabilities                                3,812,224          288,210
        Capital                                    2,051,289        2,497,377
                                                -------------    -------------
             Total Liabilities and Capital       $ 6,363,748       $2,785,587
                                                =============    =============


                       Condensed Statements of Operations
                       ----------------------------------
                                   (Unaudited)

                                                   For the nine months ended
                                                ------------------------------
                                               July 31, 1997      July 31,1996
                                               --------------    --------------

       Net sales                                $     -          $     -
       Operating (loss)                           (440,470)        (179,016)
       Other income/(expense)                       (5,618)          14,381
                                                =============    =============
       Net (loss)                              ($  446,088)     ($  164,635)
                                                =============    =============


     Amounts due the Company of approximately $3,378,000 and $240,000, respectively, are included in accounts payable and accrued liabilities on the Condensed Balance Sheets. Since MAGICOM(R) 2000 is also SCE's first product and also in its initial sales stage, sales and related gross profit are being deferred at this time as permitted under generally accepted accounting principles.

(3)  Stock option plans:
     -------------------

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

     Had compensation cost for these plans been determined consistent with SFAS Statement No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:


                                     For the nine Months     For the nine Months
                                     Ended July 31, 1997     Ended July 31, 1996
                                     -------------------     -------------------

       Net Loss:    As Reported            ($ 4,448,968)            ($3,446,017)

                    Pro Forma              ($12,802,621)            ($8,186,556)
       Net Loss
       Per Share:   As Reported                  ($0.08)                 ($0.06)

                    Pro Forma                    ($0.22)                 ($0.15)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the nine months ended July 31, 1997 and 1996, respectively: risk free interest rates of 5.60% and 5.99%; expected dividend yields of 0% and 0%; expected lives of 2.56 and 2 years; and expected stock price volatility of 69% and 70%. The weighted average fair value of options granted under SFAS Statement No. 123 for the nine months ended July 31, 1997 and 1996 are $2.28 and $1.66, respectively.

     Information regarding the 1987 Plan from October 31, 1996 to July 31, 1997, after adjustments for all applicable stock splits, is presented in the table and narrative below:


                                                           Current Weighted
                                                           Average Exercise
                                                Shares      Price Per Share
                                                ------      ---------------

       Shares under option at October 31,
       1996                                    754,360           $4.75

       Exercised                               (68,200)          $2.93

                                             -------------
       Shares under option at July 31, 1997    686,160           $4.93
                                             =============

       Exercisable at July 31, 1997            686,160           $4.93
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

     The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares of the Company's Common Stock available for issuance pursuant to grants thereunder from 6 million to 20 million, as adjusted for the two-for-one stock split declared in May 1996. Information regarding the 1993 Plan from October 31, 1996 to July 31, 1997 after adjustments for all applicable stock splits, is presented in the table and narrative below:


                                                              Current Weighted
                                                              Average Exercise
                                                  Shares       Price Per Share
                                                  ------       ---------------

       Shares under option at October 31,
       1996                                       9,174,860       $5.32

       Granted                                    2,905,500       $4.73

       Exercised                                   (213,500)      $3.97

       Canceled                                    (155,500)      $6.34
                                              ----------------

       Shares under option at July 31,
       1997                                      11,711,360       $5.19
                                              ================

       Exercisable at  July  31, 1997             8,993,360       $5.22
                                              ================



     The exercise price with respect to each option granted under the 1993 Plan from its inception was equal to at least the fair market value of the underlying Common Stock on the date of grant. At July 31, 1997, 3,280,000 options were available for future grants under the 1993 Plan.

     From August 1, 1997 through September 5, 1997, the Company received proceeds aggregating approximately $33,125 relating to the exercise of options to purchase 10,000 shares of Common Stock pursuant to the 1993 Plan.

     As of September 5, 1997, 8,983,360 of the options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable.

(4)  Warrants to purchase common stock:
     ----------------------------------

     Information from October 31, 1996 to July 31, 1997 regarding warrants previously issued by the Company, primarily to members of the immediate families of its Chairman of the Board and its President in conjunction with the sale of its Common Stock, after adjustments for anti-dilution provisions and all applicable stock splits, is as follows:

                                                               Current Weighted
                                                               Average Exercise
                                                    Shares     Price Per Share
                                                    ------     ---------------

       Shares covered by warrants at October
       31, 1996                                     415,116           $5.11
       Warrants exercised                          ( 98,820)          $5.10
       Warrants expired                            (169,296)          $5.08
                                                 --------------
       Shares covered by warrants at July 31,
       1997                                         147,000           $5.10
                                                 ==============


     The exercise price of each warrant was equal to at least the fair market value of the underlying Common Stock on the date of issuance of such warrant. As of July 31, 1997, all of the warrants to purchase shares of Common Stock issued and outstanding were exercisable.

(5)  Subsequent Events:
     ------------------

     On August 27, 1997, Mr. John E. Gillies, a Director of the Company since 1992, passed away. During his tenure as Director, Mr. Gillies provided the Company with his guidance and support in all material aspects of the Company's activities. Mr. Gillies also served on the Company's Audit Committee where he interfaced with the Company's independent auditors.

     On September 4, 1997, the remaining Directors elected Mr. George P. Larounis to serve as an interim Director until the next annual meeting of stockholders when the Board of Directors are elected or reelected. Mr. Larounis has held numerous positions as a senior international executive of Bendix International and Allied Signal and is a foreign patent attorney. He has served on the Board of Directors of numerous affiliates of Allied Signal in Europe, Asia and Australia. Prior to being elected to the Company's Board of Directors, Mr. Larounis served as a consultant and an advisor to the Company.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ----------------------

     The Company, which is a development stage enterprise, was incorporated on November 5, 1982 and has had no revenues, other than initial sales which have been deferred, to support its operations since its inception. The
     Company's principal activities are the development of telephone based multi-functional telecommunications products incorporating the Company's ultra-high resolution flat panel display, the further expansion of its overall flat panel technology, and the operations of SCE, the Company's 55% owned joint venture in China for the production of its telecommunication products. The Company's interest in SCE is accounted for under the equity method of accounting (see Notes 1 and 2 to the Company's condensed financial statements). During the past year, the Company also increased its efforts to develop ultra-high resolution video and color capability for the further expansion of its overall flat panel display technology. There can be no assurance, however, that the Company's efforts in this area will be successful. There is also no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate profits or that other products will not be produced by other companies that will render the products of the Company or SCE obsolete or unmarketable.

     The Company has entered into marketing agreements with distributors in several countries throughout the world. These agreements are for terms of three years and provide for the purchase of the distributors' requirements of the Company's MAGICOM(R) 2000 product in their respective territories. The agreements provide for periodic purchase orders in increasing quantities, to be accompanied by irrevocable bank letters of credit furnished by the distributors. The Company is providing technical support to its distributors and has added features and made changes in MAGICOM(R) 2000 in order to assist them in meeting their respective governmental telecommunications approval and customer requirements. The Company has commenced fulfilling initial orders from the distributors for MAGICOM(R) 2000 units incorporating these features and changes, which are being produced by SCE.

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

     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     ----
     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements relating to future events which involve certain risks and uncertainties, including those identified herein and in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (the "1996 10-K"). See "Business" and Note 1 to the Company's Financial Statements contained in the 1996 10-K for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

     Results of Operations
     ---------------------

     Since MAGICOM(R) 2000 is the Company's first product and is in its initial sales stage, sales and related gross profit are being deferred at this time as permitted under generally accepted accounting principles. Income from sales, which was limited by product enhancements introduced late in the quarter, is not material to these financial statements. Selling, general and administrative expenses for the nine and three month periods ended July 31, 1997 and 1996 and for the period from November 5, 1982 (inception) through July 31, 1997 were approximately $4,936,000, $3,811,000,
     $1,598,000, $1,636,000 and $36,916,000, respectively. These amounts include research, development and tooling costs of approximately $2,835,000, $2,450,000, $814,000, $989,000 and $23,578,000 respectively, as well as normal operating expenses. The increase in selling, general and administrative expenses during the comparative nine month period ended July 31, 1997, of approximately $1,125,000 resulted primarily from increases in compensation (including related costs), engineering supplies, and marketing costs necessitated by the present phase of the Company's development program and related activities. Compensation expense increased as a result of the staffing of a marketing department and the addition of scientific personnel to increase the Company's efforts to develop ultra-high resolution video and color capability for its overall flat panel display technology. Engineering supplies increased primarily as a result of expensing components used for training purposes at SCE, and the Company obtaining sample quantities of MAGICOM(R) 2000, produced by SCE, for evaluation to insure product quality. Other operating costs, including marketing, travel, rent and communication costs, also increased in the current period. Marketing costs increased as a result of the production of marketing brochures and videos, while travel costs increased as a result of travel associated with selecting distributors and attending trade shows. Travel expenses to China also increased due to the Company's need to train SCE's technical personnel. The increase in rent was a result of the Company increasing the size of its facilities. Professional fees decreased in the aggregate as a result of significantly lower patent application preparation fees in the current period. The decrease in selling, general and administrative expenses during the comparative three month period ended July 31, 1997 of approximately $38,000 resulted primarily from decreases in engineering supplies, payroll taxes associated with stock option exercises and travel related costs to a lesser extent. Other operating costs such as compensation and marketing costs increased in the current period.

     The Company's portion of SCE's loss increased during the nine and three month periods by $155,000 and $25,000, respectively, as compared to the same periods in 1996. The increases in the losses were the result of progressively higher costs as SCE approached and entered the initial stages of production of MAGICOM(R) 2000.

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

     The increase in interest income of approximately $276,000 during the nine months ended July 31, 1997 as compared to the same period in 1996 primarily resulted from an increase in funds available for investment aided by higher interest rates. In the three month comparison, lower funds available for investment were offset by higher interest rates. Funds available for investment during the nine and three month periods ended July 31, 1997 and 1996, on a monthly weighted average basis, were approximately $18,600,000, $14,638,000, $16,505,000 and $21,380,000, respectively. The investment instruments selected by the Company are principally money market accounts and commercial paper.

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

     From November 1, 1996 to July 31, 1997, the Company received proceeds aggregating approximately $1,047,000 relating to the exercise of options to purchase 281,700 shares of Common Stock under the 1987 and 1993 Plans. In addition, proceeds aggregating approximately $504,000 relating to the exercise of warrants to purchase 98,820 shares of Common Stock were received in the same period.

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

PART II - OTHER INFORMATION
---------------------------


     Item 4. Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Shareholders held on July 23, 1997, five directors were elected, an amendment to the CopyTele, Inc. Certificate of Incorporation was approved and the selection of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending October 31, 1997 was ratified. The following is a tabulation of the voting with respect to the foregoing matters:


     (a)   Election of Directors -

                  Nominee                     For          Withheld
                  -------                     ---          --------

            Denis A. Krusos               52,136,871        560,907
            Frank J. DiSanto              52,131,301        566,474
            John R. Shonnard              51,948,457        749,318
            John E. Gillies               51,952,487        745,288
            Gerald J. Bentivegna          52,142,921        554,854

     (b)   Approval of Amendment to the CopyTele, Inc. Certificate of
           Incorporation.

                  For                      Against          Abstain
                  ---                      -------          -------

              50,127,895                   2,410,400        159,480

     (c) Ratification of selection of Arthur Andersen LLP as Independent Auditors for the Fiscal Year Ending October 31, 1997:

                  For                      Against          Abstain
                  ---                      -------          -------

              52,393,164                     200,415        104,196

     Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3.1 Certificate of Amendment to the Certificate of Incorporation of CopyTele, Inc.

           27  Financial Data Schedule


          (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed for the Company during the quarter ended July 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                CopyTele, Inc.



                                                DENIS A. KRUSOS
                                                ---------------
                                                Denis A. Krusos
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                and Director (Principal
September 12, 1997                              Executive Officer)



                                                FRANK J. DISANTO
                                                ----------------
                                                Frank J. DiSanto
September 12, 1997                              President and Director



                                                GERALD J. BENTIVEGNA
                                                --------------------
                                                Gerald J. Bentivegna
                                                Vice President - Finance and
                                                Chief Financial Officer and
                                                Director (Principal Financial
September 12, 1997                              and Accounting Officer)

                              EXHIBIT INDEX

EXHIBIT No.                   Description
-----------                   ------------

     3.1 Certificate of Amendment to the Certificate of Incorporation of CopyTele, Inc.

     27             -           Financial Data Schedule

                        CERTIFICATE OF AMENDMENT

                                 TO THE

                      CERTIFICATE OF INCORPORATION

                                   OF

                             COPYTELE, INC.


         Pursuant to Section 242 of the General Corporation Law
                        of the State of Delaware


     THE UNDERSIGNED, DENIS A. KRUSOS, being the Chairman of the Board and Chief Executive Officer of CopyTele, Inc., a corporation organized and existing under laws of the State of Delaware (the "Corporation"), DOES HEREBY
     CERTIFY:

     FIRST: That article FOURTH of the Certificate of Incorporation of the Corporation is hereby amended to read as follows:

     "FOURTH: The total number of shares of stock that the Corporation shall have authority to issue is two hundred forty million five hundred thousand (240,500,000), of which two hundred forty million (240,000,000) shall be Common Stock of the par value of $.01 per share and five hundred thousand (500,000) shall be Preferred Stock of the par value of $100 per share. The 500,000 shares of Preferred Stock may be issued from time to time in one or more series, each of such series to have such voting powers, full or limited, or no voting powers, designations, preferences and relative participating, optional or other special rights and qualifications and limitations or restrictions as are stated and expressed in the resolutions providing for the issue of such series adopted by the Board of Directors as hereinafter provided. Authority is hereby expressly granted to the Board of Directors to establish and designate one or more series of Preferred Stock and to fix the relative rights, preferences and limitations of each series, including without limitation:

        1. The number of shares to constitute such series and the distinctive designations thereof;

        2.    The  dividend  rate to which  such  shares  shall  be  entitled
              and the restrictions,   limitations   and  conditions  upon  the
              payment of such dividends, whether dividends shall be cumulative, the date or dates from which dividends (if cumulative) shall accumulate and the dates on which dividends (if declared) shall be payable;

        3. Whether or not the shares of such series shall be redeemable and, if so, the terms, limitations and restrictions with respect to such redemption, including without limitation the manner of selecting shares for redemption if less than all shares are to be redeemed, and the amount, if any, in addition to any accrued dividends thereon, which the holders of shares of such series shallbe entitled to receive upon the redemption thereof, which amount may vary at different redemption dates and may be different with respect to shares redeemed through the operation of any purchase, retirementof sinking fund and with respect to shares otherwise redeemed;
        4. The amount in addition to any accrued dividends thereon which the holders of shares of such series shall be entitled to receive upon the voluntary or involuntary liquidation, dissolution or winding up of the Corporation, which amount may vary at different dates and may vary depending on whether such liquidation, dissolution or winding up is voluntary or involuntary;

        5. Whether or not the shares of such series shall be subject to the operation of a purchase, retirement or sinking fund and, if so, the terms, limitations and restrictions with respect thereto, including without limitation whether such purchase, retirement or sinking fund shall be cumulative or non-cumulative, the extent to and the manner in which such fund shall be applied to the purchase, retirement or redemption of the shares of such series for retirement or to other corporate purposes and the terms and provisions relative to theoperation thereof;

        6. Whether or not the shares of such series shall have conversion privileges and, if so, prices or rates of conversion and the method, if any, of adjusting the same;

        7.    The voting powers, if any, of such series; and

        8. Any other relative rights, preferences and limitations thereof as shall not be inconsistent with this Article."

     SECOND: That this amendment to the Certificate of Incorporation of the Corporation has been duly adopted by the Board of Directors of the Corporation and by the affirmative vote of the holders of a majority of the outstanding shares of the Corporation's common stock, par value $.01 per share, in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.


     IN WITNESS WHEREOF, Denis A. Krusos, Chairman of the Board and Chief Executive Officer of the Corporation, has duly executed this Certificate of Amendment this 23rd day of July, 1997 and affirms, under the penalties of perjury, that the statements herein are true and correct.


                               /s/ Denis A. Krusos
                               -------------------
                               Denis A. Krusos
                               Chairman of the Board and
                               Chief Executive Officer