Form 10-K405
period 1997-10-31
COPYTELE INC
filed 1998-01-29
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended October 31, 1997

                                       or

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


                                             Name of Each Exchange
        Title of Each Class                   on Which Registered
        ------------------                   ---------------------
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

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of January 21, 1998, computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on such date ($3.25): $158,437,617.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

On January 21, 1998, the registrant had outstanding 57,861,176 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
================================================================================

                                     PART I

Item 1.  Business
         --------

General
-------

CopyTele, Inc. (the "Company" or "CopyTele"), is a development stage enterprise whose principal activities include the development, production and marketing of a telephone based multi-functional telecommunications product incorporating the Company's patented compact, ultra-high resolution, charged particle, E-Paper(TM) flat panel display technology (the "E-Paper(TM) Flat Panel Display"), and the operations of Shanghai CopyTele Electronics Co., Ltd. ("SCE"), the Company's 55% owned joint venture in Shanghai, China. The Company also is continuing its research and development activities for ultra-high resolution video and color flat panel displays.

SCE  was  formed  to  produce  and  market  multi-functional  telecommunications products in China, utilizing the Company's E-Paper(TM)Flat Panel Display and associated proprietary hardware and software technology and to supply such products to CopyTele for sale outside of China. The telecommunications product developed by the Company is MAGICOM(R) 2000, a telephone based multi-functional product that can simultaneously provide voice, electronic handwriting and editing of documents over a single public telephone line. SCE is producing
MAGICOM(R)  2000  for  its   distribution   channels  in  China  and  CopyTele's
distribution  network  in  various  regions  of the world  including  the United
States.

The Company also has developed, in conjunction with a Japanese company (the "Japanese Supplier"), a small portable printer called MAGIC PRINTER. The printer is being produced for the Company by the Japanese Supplier and is being marketed by the Company through its distributor and dealer network, including in China, for use with MAGICOM(R) 2000 or in conjunction with personal or laptop computers.

To date, the Company has had no revenues to support its operations. Although the Company generated limited sales to certain of its distributors, revenue and related gross profit recognition on these initial sales was deferred in fiscal 1997 until the Company determines its products have been accepted by the end-users (See Notes 1 and 2 to the Company's Financial Statements). The Company has expended approximately $24.4 million for research and development since its inception in 1982. MAGICOM(R) 2000 and MAGIC PRINTER are only in their initial stages of production and marketing. The success and profitability of these products will depend upon many factors, including those normally associated with any new product. See "MAGICOM(R) 2000 - General Risk and Uncertainties" below. Consequently, there is no assurance that the Company will generate sufficient revenues to support its operations in the future, will have sufficient revenues to generate profits or that other products will not be produced by other companies that will render the products of the Company and of SCE obsolete or unmarketable.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------
Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: production capability by SCE and the Japanese Supplier of MAGICOM(R) 2000 and MAGIC PRINTER, respectively; long-term product performance and the capability of the Company, SCE, its distributors and its dealers to adequately service the Company's products; the ability of distributors and its dealers to market their contracted quantities of the Company's products in their respective territories; the ability of the Company and SCE to obtain all required foreign government approvals; the volatility of foreign currency exchange rates; political and economic stability in targeted marketing territories; and the possible development of competitive products that could render the Company's products obsolete or unmarketable.

MAGICOM(R) 2000
---------------

         General
         -------

MAGICOM(R) 2000 incorporates CopyTele's E-Paper(TM)Flat Panel Display. This product offers many features, including simultaneous voice and electronic handwriting and editing of documents over a single public telephone line; digital voice mail system; full duplex digital speakerphone; sending and receiving fax (full page transmission and paperless reception); electronic handwriting; e-mail communication; data transmission; storage and computer interface; a scanner, as well as personal copying capabilities with the use of MAGIC PRINTER; and the ability to transmit alphanumeric messages to a pager using a touch sensitive keyboard screen, all in a compact easy-to-use desktop unit. In addition to using a single public telephone line, MAGICOM(R) 2000 is also capable of performing simultaneous voice and electronic handwriting using two public telephone lines or one public telephone line and a cellular phone link. MAGICOM(R) 2000 also has other telecommunications capabilities, such as speed dialing, pause, re-dial, flash, electronic directory, date and time and is capable of incorporating on a continuing basis, future functions that may be developed from the Company's proprietary software development. The Company is continuing to develop proprietary software to provide interfacing with on-line services and the Internet.

The E-Paper(TM) Flat Panel Display, incorporated in MAGICOM(R) 2000 brings an advanced standard of readability to visually displayed electronic information, since its display image forms in a manner closely resembling the way a printed image forms on a page. Business documents, letters, diagrams, written messages or notes, magazine articles, pictures and other forms of information that can be received electronically can be read and viewed with the ease approaching that of a printed page. Users can view, in a single image, an entire page of information. The displayed images can be viewed from any angle under all lighting conditions. Once an image is viewed on this display, it can be retained with minimal display power. This provides additional user-friendliness since no refreshing is necessary to view an image. Conventional displays, such as cathode ray tubes ("CRTs") and liquid crystal displays ("LCDs"), require refresh (quick repetition of an image) which is one reason why people find reading a printed page on paper easier and more natural. The E-Paper(TM) Flat Panel Display, in combination with a high quality writing screen and plastic tip pen, allows electronic writing with the ease approaching that of writing on paper. The display-writing screen combination can be used to create and transmit information and edit received documents. The Company has described these display features as "electronic paper". In addition, the high resolution of its E-Paper(TM) Flat Panel Display has enabled CopyTele to produce a compact, lightweight product capable of displaying a full page of information, considerably smaller than conventional lower resolution displays would allow. The product size is suitable for office and home use.

         1997 Developments
         -----------------

During 1997, the Company developed and incorporated into MAGICOM(R) 2000 a number of enhanced features in response to marketing requirements from its distribution network involving system applications of MAGICOM(R) 2000. The Company also incorporated technology into MAGICOM(R) 2000 in order to meet UL and FCC requirements in the United States and national telecom agency requirements for certain of those foreign countries in which distributors are marketing the Company's product. See "Marketing" below. Among the enhanced features incorporated in MAGICOM(R) 2000 during 1997 are the following:

         Use of a single public phone line and a 33.6K BPS internal modem to provide simultaneous voice, handwriting and editing of documents over a wide range of quality of public lines that exist in developed and developing countries.

         Use of software capability to provide for variations in telephone network interfaces as required by various national telecom agencies.

         Selection  by a user of the  number of rings  before  MAGICOM(R)  2000 answers a voice call during the "day" mode. During the "night" mode, MAGICOM(R) 2000 answers in one ring.

         Elimination of audible ringing on all fax calls.

         Use of software to communicate with fax machines having special standards in various developing countries.

         New coated particles in the E-Paper(TM) Flat Panel Display which have increased the display's contrast, brightness, and longevity.

In addition, the Company continually endeavors to improve and make more efficient the production process used by SCE to produce MAGICOM(R) 2000. Specifically, the Company has simplified the process of assembling the
E-Paper(TM) Flat Panel Display by modifying the software used to connect the C-MOS driver chips on its display and by improving its flat panel structure for better contrast. The Company also has produced a second generation power supply and control logic which is expected to reduce production cost. In addition, the Company has expanded SCE's production capacity for the fluid insertion in its E-Paper(TM) Flat Panel Display and has developed a process to make larger quantities of coated particles used in the display's fluid.

         MAGIC PRINTER
         -------------

The Company has developed, in conjunction with the Japanese Supplier, a small portable printer called MAGIC PRINTER. The Company's MAGIC PRINTER, which is produced by the Japanese Supplier in accordance with the Company's specifications, is small in size and lightweight, and is being marketed as an optional accessory for the MAGICOM(R) 2000 where desk space is at a premium or for use with personal or laptop computers. The following are the printer's main features:

          Approximately 1 inch high by 2 inches deep and 10 inches wide.

          Weight approximately 1 pound including a battery.

          High quality images.

          Printer speed of two pages per minute.

          Operation via AC adapter, that automatically switches between 115 and 230 volts, or an optional battery.

          Parallel interface for quick downloading of bit-mapped images.

          Can be driven directly from most Windows software applications with the supplied Windows(R) 95 or Windows(R) 3.1 drivers.

          Variable paper sizes: U.S. letter, U.S. legal or A4.

          Requires paper to be fed one piece at a time.

The Japanese Supplier currently is producing a sufficient quantity of printers to meet the Company's anticipated short-term needs. The long-term availability of the printer's supply, however, will be subject to future negotiations. Therefore, there can be no assurance that the Company and the Japanese Supplier will be able to arrive at a mutually acceptable agreement with respect to the production of MAGIC PRINTER in the future. If the Company is unable to reach such agreement, there can be no assurance that the Company will be able to obtain a printer similar to MAGIC PRINTER from another manufacturer.

Joint Venture
-------------

SCE was formed on April 10, 1995 pursuant to a Joint Venture Agreement dated March 28, 1995 ("the Joint Venture Agreement") between CopyTele and Shanghai Electronic Components Corp. ("SECC"). With this Joint Venture Agreement, SCE was formed as a limited liability company in Shanghai, China having a duration of 20 years. The Company has been advised that SECC is wholly-owned by the government of China.

SCE required an initial aggregate capital investment of $3.5 million from the parties to the joint venture. The Joint Venture Agreement contemplates an additional $3.5 million investment which may be borrowed from third parties of which $500,000 has been borrowed to date. CopyTele, which owns a 55% interest in SCE, has contributed $1,225,000 in cash, and technology (valued for purposes of the Joint Venture Agreement at $700,000 and representing 20% of the registered capital) which has been licensed to SCE pursuant to a Technology License Agreement, dated as of March 28, 1995, between SCE and the Company (the "Technology License Agreement"). In accordance with Chinese regulations, the maximum percentage of technology which can be contributed as registered capital is 20%. SECC and Shanghai International Trade and Investment Developing Corp. ("SIT") have contributed an aggregate of $1,575,000 in cash to SCE. SIT, a state owned investment and trade development company operating under the leadership of the Shanghai Foreign Economic Relations and Trade Commission in Shanghai, China, acquired a 10% economic interest in SCE from SECC in 1996. Recently, SCE approved an additional assignment by SECC of a 30% interest in the joint venture to Shanghai Instrumentation and Electronics Holding Group Company ("SIEC") of Shanghai China, SECC's parent company, and SECC's remaining 5% interest to SIT, bringing SIT's total interest to 15%. As a result, SECC would no longer have a direct economic interest in SCE. The assignments are awaiting final Chinese government approval which CopyTele has been informed should be forthcoming shortly. The Board of Directors of SCE is comprised of seven directors. In accordance with the Joint Venture Agreement, CopyTele has appointed four directors, the Vice-Chairman and the General Manager, and SECC and SIT jointly have appointed three directors, the Chairman and the Vice-General Manager. The Company accounts for its investment in SCE under the equity method of accounting. See Notes 2 and 3 to the Company's Financial Statements.

The parties have agreed in principle to increase the investment in SCE to a maximum of $25 million depending on the nature and extent of SCE's business. It is contemplated that additional financing for SCE will be obtained from a combination of third party borrowings and equity investments contributed by the Company and the other parties to SCE in proportion to their respective equity interests and on terms to be agreed upon. The Company may require additional financing in order to participate in SCE following its initial capital contributions and to continue its research and development activities. There can be no assurance, however, that adequate financing will be available to the Company or SCE, or that, if available, it will be available on favorable terms and conditions.

CopyTele has licensed only its flat panel application technology to SCE for exclusive use in China. SCE does not have the right to produce the thin film coated glass for the Company's flat panel which is being supplied to SCE by the Company. As a result of licensing the technology, CopyTele will receive royalties for the duration of the Technology License Agreement on all net sales by SCE, including sales to CopyTele for resale outside of China. The Company received royalties on SCE's initial sales of MAGICOM(R) 2000 to CopyTele during 1997 in the form of a lower selling price. These units were used primarily for marketing purposes by the Company. Pursuant to the Joint Venture Agreement, CopyTele is solely authorized to market and sell SCE's products outside of China while SCE is responsible for marketing and sales within China.

In December 1996, SCE completed construction of a new 30,000 square foot facility in the Shanghai Songjiang Industrial Zone (see "Properties" below), and commenced production of MAGICOM(R) 2000 in this facility during the first calendar quarter of 1997 after relocating production from a previously occupied leased facility ( see "Production" below). The capital contributions made to SCE were sufficient to enable SCE to cover the costs of building the new facility, which totaled approximately U.S. $1 million in the aggregate. SCE has obtained two short-term loans from a Chinese bank aggregating U.S. $500,000 for the purpose of purchasing production materials and supplies. These loans are secured by a land-use contract with the Land Administration Bureau of Shanghai County (see "Properties" below and Note 3 to the Company's Financial Statements) and equipment. Funding for the purchase of additional equipment, if required, and working capital requirements are expected to be financed through additional third party borrowings, but there can be no assurance that, if available, SCE will be able to obtain such financing on favorable terms and conditions.

Production
----------

SCE utilizes multi-purpose production and assembly line equipment to produce MAGICOM(R) 2000. The production process primarily involves a series of multi-stations where employees progressively assemble and test the product prior to shipment. As of December 31, 1997, approximately sixty of SCE's seventy-two employees were involved in the assembly and production of MAGICOM(R) 2000. However, the number of employees is subject to change depending upon SCE's ongoing production requirements. MAGICOM(R) 2000's main sub-assemblies include printed circuit boards containing the power supply, the control logic and the telephone interface, which circuit boards are being automatically populated with electronic components by sub-contractors. The other assemblies include a document scanner, keypad, and function controls. The E-Paper(TM) Flat Panel
Display assembly area contains multiple stations of equipment which automatically insert and bond the 128 output chips located on the flat panel and assemble the illumination system and the touch screen on the flat panel. The Company is providing SCE with the 128 output chips, the flat panel fluid, and the flat panel substrates which are being produced by Hoya Corporation ("Hoya"), a major Japanese high technology manufacturer of glass products. See "Flat Panel Display Technology -- General" below. The Company is also receiving sample quantities of assembled flat panel substrates from Hoya to monitor their performance. SCE is filling the E-Paper(TM) Flat Panel Displays with fluid
containing   the  coated   yellow   particles   in  a  new  5,000   square  foot
environmentally controlled "clean room" area, mounting and electrically connecting the 128 output chips to the E-Paper(TM) Flat Panel Displays, and integrating the illumination system and touch screen to complete the E-Paper(TM) Flat Panel Display assembly. The Company has provided multiple testing systems to SCE to check the operation of MAGICOM(R) 2000 units prior to shipment. The Company is also receiving sample quantities of SCE produced MAGICOM(R) 2000 units to continuously monitor the quality of the production process.

MAGICOM(R) 2000 contains various electronic components. The commodity-type components, such as resistors, capacitors and multi-purpose chips are available and are being purchased from various vendors world-wide. Special purpose components, such as the fax and data chip set, the 33.6K BPS modem, the 128 output drive chips and the E-Paper(TM) Flat Panel Display's coated glass plates, are being purchased from single vendors which represent the major suppliers of these components throughout the telecommunications, consumer electronics and other industries. The Company does not presently anticipate that it will experience any difficulty in obtaining the required components for MAGICOM(R) 2000 at acceptable prices.

Production of MAGICOM(R) 2000 is being performed in SCE's 30,000 square foot facility in the Shanghai Songjiang Industrial Zone. This facility has warehouse space, administrative offices, and the capability to house multiple equipment stations to assemble the product. SCE believes it currently has adequate management, technical and production personnel to operate the facility and intends to increase personnel as needed. See "Employees and Consultants". The Songjiang Industrial Zone is approximately 20 miles from downtown Shanghai, 30 miles from a deep harbor and 13 miles from an international airport. A transportation system of connecting expressways, railroads and waterways provide efficient routes to import raw materials and to export SCE's products to world-wide markets.

During 1997, the Company developed and incorporated into MAGICOM(R) 2000 a number of enhanced features in response to marketing requirements from its distribution network. See "1997 Developments" above. The major enhancement to MAGICOM(R) 2000 involved adding the capability to provide simultaneous voice, electronic handwriting, and editing of documents or drawings over a single public telephone line. Previously this feature was accomplished only by using two public telephone lines. The addition of this feature required a major engineering effort by the Company which resulted in the addition of a 33.6K BPS modem module with its associated proprietary software and hardware inside the product. The Company determined to limit SCE's production efforts until the changes could be incorporated into the finished product.

The Company completed the implementation of the product changes by the end of 1997, including designing a second generation of sub-assemblies to simplify the production process and reduce its cost. Upon such completion, SCE increased production to appoximately 300 assembled MAGICOM(R) 2000 units in December. As a result of adding new capabilities to the product, however, SCE was limited to producing approximately seven hundred assembled MAGICOM(R) 2000 units during 1997. Production is expected to increase to meet anticipated product demand in 1998, but the Company is unable to predict actual production levels. The Company currently maintains a small inventory of units in the United States to support the marketing operations of its international distributors and U.S. dealers and continues to develop additional software features.

During the period of limited production of assembled units, SCE continued to produce sub-assemblies that required only minimal changes. The production of E-Paper(TM) Flat Panel Display sub-assemblies, for example, continued throughout 1997 since the feature enhancements requested by the Company's distributors did not involve the flat panel assembly. During 1997, more than two thousand E-Paper(TM) Flat Panel Display assemblies were produced, many of which were used for performance testing, including bonding efficiency, reliability, illumination levels, electronic handwriting quality, packaging for shipment and for use in fully assembled units. As a result of these continued production efforts, SCE was able to maintain a supply of E-Paper(TM) Flat Panel Displays that will be readily available for use in the production of MAGICOM(R) 2000.

         Marketing
         ---------

Pursuant to the Joint Venture Agreement, the Company is solely authorized to purchase MAGICOM(R) 2000 from SCE for marketing and sale outside China. In this regard, the Company has established a Sales and Marketing Office and has hired a marketing team, including independent sales representatives, to implement its marketing strategy. As of December 31, 1997, the Company employed six sales personnel and had retained five independent representatives in several countries, including the United States. To date, the Company also has entered into agreements with twelve foreign distributors and two dealers in the United States to sell and service MAGICOM(R) 2000 and MAGIC PRINTER and one foreign distributor in China to sell and service MAGIC PRINTER.

The Company's overall marketing strategy is to penetrate world-wide markets in progressive stages, beginning with those markets which the Company believes to have lower entry barriers. The Company's strategy with respect to MAGIC PRINTER specifically is to market the printer as both an optional accessory to MAGICOM(R) 2000 and as a portable printer to be used with personal or laptop computers. As a result of its marketing efforts, the Company has entered into distribution and dealer agreements to sell and service MAGICOM(R) 2000 and MAGIC PRINTER in Russia, its former Republics, North Africa, Egypt, Philippines, Indonesia, Malaysia, Thailand, Hong Kong, Brazil and South Korea and to sell and service MAGIC PRINTER in China. See "MAGICOM 2000 (R) - General Risks and Uncertainties" below for certain risks associated with these products. Depending upon the growth of SCE's production capabilities and the marketing requirements of MAGICOM(R) 2000 and MAGIC PRINTER, the Company plans to add additional distributors in existing markets as well as new regions of the world to increase marketing potential. In this regard, the Company currently is pursuing further representation in Europe, the Middle East and Latin America. The Company also has selected dealers in various parts of the United States, including the New York and Washington D.C. Metropolitan Areas to sell and service MAGICOM(R) 2000 and MAGIC PRINTER under renewable one-year agreements. If these efforts are successful, the Company plans to add additional dealers to service other regions of the country.

The Company's foreign distribution and dealer agreements are each for terms of three years or less. In light of the recent adverse economic conditions in certain regions, particularly Southeast Asia, however, it is anticipated that either the term of the agreements with distributors in those countries will be extended over a longer period or the quantities contracted for sale renegotiated. The agreements provide for periodic purchase orders in increasing quantities accompanied by irrevocable bank letters of credit, acceptable to the Company, furnished by the distributors.

The independent sales representatives are responsible for soliciting distributors and referring them to the Company. The independent sales representatives will receive a commission for the Company's sales to such distributors.

The Company's distributors and independent sales representatives currently are in the process of marketing MAGICOM(R) 2000 and MAGIC PRINTER to telephone companies, government agencies and industrial, professional and service entities. In an effort to support its distributors and independent representatives and to facilitate the opening of new markets, the Company has developed brochures, videos, exhibition booths for trade shows, sales handbooks and other sales and marketing tools. The Company and representatives of SCE also have participated in trade exhibitions and seminars, including displaying the equipment in exhibitions in China, Tunisia, Egypt, Russia, Germany and the Latin American Comdex Show in Miami, Florida. Furthermore, the Company has provided service training and technical support to specific system applications identified by its distributors.

The Company is continuously working with its distributors to obtain certification of MAGICOM(R) 2000 by the national telecom agencies for those foreign countries in which distributors are marketing the product. Such approval is generally required before the MAGICOM(R) 2000 unit can be sold in a specific country. The MAGIC PRINTER, however, does not require national telecom agency approvals. The required certifications for MAGICOM(R) 2000 have been obtained in North Africa, Russia and China. The Company's distributors are continuing to pursue certification in Egypt, Brazil, Indonesia, Malaysia, Philippines, Thailand and Hong Kong despite the recent economic conditions that may adversely affect the marketability of MAGICOM(R) 2000 and MAGIC PRINTER in certain of those countries. The certification process will be an ongoing effort as more distributors are selected in different countries. The Company also has obtained UL and FCC approvals in the United States and CSA approval in Canada.

During 1997, the Company and its distributors demonstrated MAGICOM(R) 2000 units in various business and governmental organizations to measure their performance and marketability. As a result of this evaluation, a number of feature enhancements were requested by the Company's distributors and it was necessary to limit production efforts until the changes were implemented by the end of 1997. See "1997 Developments" and "Production" above. Units that previously had been acquired by distributors were updated by the Company, and the distributors were then able to proceed with their marketing efforts in accordance with the terms of their agreements with the Company. As a result of adding new capabilities to the product, however, the Company supplied or sold to its distributors only a limited quantity of assembled MAGICOM(R) 2000 units for marketing purposes during 1997.

The Company's distributors and dealers are in various stages of marketing MAGICOM(R) 2000 and MAGIC PRINTER, ranging from performing test marketing, to obtaining national telecom agency approvals, to soliciting orders. The Company has supplied or sold a limited quantity of units to its distributors for marketing purposes and continuously monitors their progress in an effort to evaluate their ability to market the products in their respective territories. It is the policy of the Company to take remedial action, including adding additional distributors, in any territory where it believes that a distributor will not achieve the marketing potential of the products.

SCE is solely responsible for marketing MAGICOM(R) 2000 in China. SCE has featured MAGICOM(R) 2000 at several trade shows in China and has launched a marketing program pursuant to which SCE has selected appropriate local sales channels for the product and has initiated discussions with local distributors. To date, SCE has entered into a one year renewable distribution agreement requiring periodic purchase orders with a distributor to sell and service MAGICOM(R) 2000 in China and is currently in discussions with other distributors.

         General Risks and Uncertainties
         -------------------------------

MAGICOM(R) 2000 and MAGIC PRINTER are only in their initial stages of production and marketing. The success and profitability of these products will depend upon many factors, including those normally associated with any new product. These factors include the capability of SCE and the Japanese Supplier to produce sufficient quantities of MAGICOM(R) 2000 and MAGIC PRINTER, respectively; the ability of the Company and SCE to maintain an acceptable pricing level to end-users for the Company's products; the ability of suppliers to meet the Company's requirements and schedule; the long-term product performance and the capability of the Company, SCE and its distributors and dealers to adequately service the Company's products; the ability of distributors and dealers to market their contracted quantities of the Company's products in their respective territories; the ability of SCE to obtain additional financing on favorable terms and conditions; the quality of available phone lines; rapidly changing consumer preferences; and the possible development of competitive products that could render the Company's products obsolete or unmarketable. In addition, since the Company's products are sold internationally, the Company is subject to the risks associated with doing business in foreign markets. These risks include the potential difficulties for the Company and SCE to obtain required foreign government approvals; the volatility of foreign currency exchange rates and political and economic instability in targeted marketing territories; and increased foreign government restrictions, including additional duties, taxes and quotas. The occurrence of any combination of these events could have the effect of diminishing product sales and potential profitability in affected countries.

MAGICOM(R) 2000 is produced through SCE, a joint venture in China which is subject to the rules and regulations of China's legal and economic system as well as its political and economic environment. Although China is currently encouraging a favorable business environment with foreign businesses operating in China, there can be no assurance that rules or regulations will not be put into effect in the future that could diminish or eliminate the ability of the Company to produce its product in China or successfully participate in the operations of SCE.

Flat Panel Display Technology
-----------------------------

               E-Paper(TM) Flat Panel Display
               ------------------------------

In 1997, the Company continued to enhance the characteristics of its E-Paper(TM) Flat Panel Display and also to pursue its efforts to develop two new technologies for color and video flat panel displays (see "Color and Video Flat Panel" below). The enhancements relating to the E-Paper(TM) Flat Panel Display included developing and producing the Company's proprietary coated yellow particles to increase the MAGICOM(R) 2000 display's contrast, brightness and longevity. Also, software modifications were made to simplify the production process utilized to connect the driver chips to the flat panel structure. The E-Paper(TM) Flat Panel Display possesses a combination of features that are not presently available in other display screens, such as ultra-high resolution, compatibility with facsimile terminals (200 lines per inch in the horizontal and vertical directions with up to a full page of information with real-time display), a minimal amount of inactive space between pixels or picture elements (allowing the image to appear smoother), image retention without refreshing (eliminating the need for image repetition with resulting flicker and operator fatigue), approximately 180 degree viewing angle, low power consumption for writing and image retention with minimal power consumption. The Company has developed flat panels with viewing areas whose diagonals are 7.8, 7.2 and 5.7 inches, and containing approximately 1,150,000, 800,000 and 630,000 pixels, respectively. The Company's 7.8 inch diagonal flat panel is one of the principal features of the MAGICOM(R) 2000 product. This flat panel has 1,280 lines by 896 lines with a resolution of 200 lines per inch in both directions, and has an image area of approximately 6.4 x 4.5 inches.

The Company is continuing to purchase flat panel substrates from Hoya. The flat panel substrates are produced and assembled by Hoya using the Company's technology and design specifications and are then incorporated into MAGICOM(R) 2000 units produced at SCE. The flat panel substrates incorporate the Company's latest designs. In conjunction with Hoya, the Company has improved production technology by reducing the number of steps necessary to construct the flat panel substrates, thereby allowing multiple flat panel substrates to be produced from a single primary glass substrate, while improving its structure to enhance its image brightness and contrast. The overall size of the flat panel substrate has been reduced while maintaining the same image area, thereby allowing a larger number of flat panel substrates to be produced from a single glass substrate and reducing the size and potentially the cost of the flat panel substrate.

The Company's E-Paper(TM)Flat Panel Display design utilizes a new chip which has 128 outputs, as compared to the prior chip which had 64 outputs. The new chip is approximately the same size, has higher speed to accommodate faster panel operation, and is capable of using minimal power when viewing an image. The new chip is being purchased by the Company and is being supplied to SCE for incorporation into production units.

The flat panel also utilizes fluids which were developed by the Company and which are suitable for production processing. See "Fluid" below. The fluid contains coated yellow particles suspended in a dark dye. Thus, the flat panel contains a yellow background with black writing or vice versa. The Company has expanded its equipment and "clean room" facilities in the United States and has thereby increased the Company's capability of producing larger quantities of the specially coated yellow particles and fluid. The Company is supplying the fluid with the coated yellow particles to SCE for insertion into the E-Paper(TM) Flat Panel Displays.

Included as an integral part of the Company's E-Paper(TM) Flat Panel Display is a plastic tip pen and touch writing screen. Due to the ultra-high resolution of the display, any language may be clearly written with the use of the plastic tip pen. An integrated front illumination system (see "Illumination" below) is also incorporated into the E-Paper(TM) Flat Panel Display. This system provides viewing of the flat panel from nighttime to sunlight ambient light conditions. By incorporating these capabilities, the Company's E-Paper(TM) Flat Panel Display provides clear and comfortable viewing, from any angle, of pictures, text in any language, and graphics.

                Illumination
                ------------

The Company has developed a front light illumination system for the E-Paper(TM) Flat Panel Display used in MAGICOM(R) 2000. This allows viewing of images under nighttime to sunlight conditions. The front illumination system has been integrated with the flat panel assembly. The light is generated by cold cathode fluorescent lamps. The design of these lamps was developed in conjunction with another company in accordance with the Company's specifications. The Company determined experimentally the dimensions, slit angle and phosphor color of the fluorescent lamp. The development also included the design of the optical system, its optical quality, mechanical mounting techniques and the generation of standards for quality control of the system's brightness, contrast and uniformity.

The Company is continuing to pursue the development of new techniques designed to further improve light output efficiency and to lower the production cost of the illumination system. These development activities involve advanced optics and designs, such as light shaping diffusers, edge illuminated holograms, pixellated illumination, and optical thin film coatings. These development activities complement the Company's front illumination system using conventional optical light coupling and, if successful, could lead to lower cost, higher efficiency, and improved uniformity.

                  Fluid
                  -----

For fluid production being supplied to SCE, an environmentally controlled chamber has been installed at the Company's facilities. Using the chamber, environmental parameters have been set to optimize desirable fluid properties. Additional equipment is being used to allow large batches of specially coated yellow particles and fluid to be produced. Equipment is also being used to characterize sample batches and to assure fluid consistency. Results of these tests have led to improved processing methods and increased fluid quality control. Quantities of fluid necessary for the production of assembled MAGICOM(R) 2000 units are being supplied to SCE by the Company.

Fluid development work, particularly the processing of coated yellow particles in the suspension, has been expanded through the addition of equipment and the expansion of the Company's facilities. A number of coatings are applied in the production process to the Company's pigment particles to increase contrast and to enhance stability and longevity.

The Company believes that the E-Paper(TM) Flat Panel Display is environmentally comparable to a liquid crystal display and the Company presently is not aware of any environmental hazards associated with the small quantity of fluid medium inside the display.

Color and Video Flat Panel
--------------------------

                         Solid State and Optical Display
                         -------------------------------

During 1997, the Company concentrated a significant portion of its efforts on the continuing development of digital video and color capability for its overall flat panel display technology. The Company believes that, if successful, the technology under development, which involves the Company's proprietary design for solid state and optical technology, will be most suitable to obtain ultra-high resolution in color at video speeds, with minimal power, high contrast and long life. The Company's goal is to achieve color implementation without the use of the traditional color filters which are currently used in LCDs.

The Company's design for this color and video flat panel display utilizes a display structure which is wafer thin (less than 1/30 of an inch) and which would have the control logic, drivers and display structure all produced on this thin substrate. The display could plug-in to products that the Company may develop in the future or products developed by other companies. The flat panel fabrication utilizes CMOS and MEMS (optical electromechanical systems) wafer processing. MEMS technology is the process by which precise optomechanical parts can be made by micromachining - a batch-fabrication technology similar to the process for making very large integrated (VLSI) circuits. For this display, MEMS technology is being used to make the static ultra-high resolution pixel array. This flat panel display design uses a series of thin films to form a display matrix with the final film. The Company's goal is to develop a final film which would provide the ability to reflect the proper light from each pixel to form an image. The solid state and optical flat panel display under development is initially being designed to include the following features:

          Ultra-high resolution of 240 by 240 lines per inch.

          Video frame rate capability which is faster than 30 frames per second (normal TV rate).

          Color achieved with control of the final thin film.

          16 levels of gray scale.

          Thin film display with CMOS pixel drives, two dimensional pixel areas and control logic on a single wafer.

          Initial screen having an array of 640 x 480 pixels with larger sizes planned in future.

          Production fabrication requires standard 2 micron semiconductor wafer fabrication facilities which includes thin film, CMOS and MEMS wafer processing.

In an effort to achieve its design goals for the fabrication of a solid state and optical flat panel display, during 1997 the Company further expanded its technical staff with leading scientists in this field, leased a new optical facility, acquired new equipment, and entered into development arrangements with a network of U.S. companies and U.S. universities (the "U.S. organizations") which, in the Company's opinion, have the technical know-how and the facilities necessary to fabricate the display. These U.S. organizations are utilizing the Company's design and coating know-how to develop the specified requirements for the display. The Company will either own or have the right to license all the know-how, if any, that is developed pursuant to these arrangements.

In order to determine the feasibility of the solid state and optical flat panel display, the Company and the U.S. organizations focused on the design and performance requirements needed to produce prototypes. This effort included consideration of display power, structural stress reduction techniques for fabricating pixels, CMOS-MEMS compatible overall process flow and lithography pixel design. Each of these areas was tested, including the use of both numerical and analytical simulation. The design includes an unconventional chip architecture to minimize the number of drivers. The design also uses a method to obtain 16 levels of gray scale, a MEMS pixel design which relieves mechanical stress, and use of a CMOS and MEMS process that is compatible with the capabilities of the U.S. organizations. After having determined that the design and performance requirements for the display are feasible, the Company is now proceeding with the U.S. organizations in an effort to implement the design plan to fabricate the solid state and optical flat panel display. If the project proceeds as planned, prototype models could be available within the next two years.

In addition to the solid state and optical flat panel display, during 1997 the Company also began developing software and hardware which, using a PC operating evaluation control system, would plug into the display to generate television, fax, and computer images on the display. The Company, in conjunction with a Russian company, has developed and is testing a prototype for the evaluation control system and is adding additional capabilities to meet the display requirements. The program to develop the evaluation control system is currently being funded by the Company which will own all the know-how, if any, generated by this program.

                  Thin Film Video Color Display
                  -----------------------------

During 1997, the Company also entered into a Joint Cooperation Agreement (the "Joint Cooperation Agreement") with a Russian display company to co-develop an ultra-high resolution thin film color and video emissive flat panel display. This flat panel display would complement the Company's other passive display technologies in that it would use emission of light to create images. The Company is funding the project, while the Russian company is contributing its proprietary thin film technology. All know-how developed pursuant to the Joint Cooperation Agreement, if any, would initially become the joint property of the Company and the Russian company. It is the present intent of the parties to form a joint venture in Russia for the manufacture of the display if and when a limited quantity of prototypes has been developed and tested demonstrating the feasibility of the display. It is contemplated that sixty percent (60%) of the venture would be owned by the Company and forty percent (40%) would be owned by the Russian company, and that each company would grant to the joint venture an exclusive license with respect to all know-how developed and a royalty-free, nonexclusive license with respect to the preexisting know-how contributed by the Russian company. In the event that the parties are unable after a specified time to reach agreement upon the terms of a joint venture, all know-how developed pursuant to the Joint Cooperation Agreement would become the property of the Company and the Company would have a royalty-free, nonexclusive, worldwide license with respect to the preexisting know-how contributed by the Russian company.

The Company believes that this thin film technology, if successfully developed, could create an ultra-high resolution color video emissive display with a simplified production process as compared to other similar emissive technologies being used by other companies. The thin film video color flat panel display under development is initially being designed to include the following features:

          Resolution 240 vertical by 150 horizontal lines per inch.

          T.V. video frame rate.

          640 x 480 RGB.

          Contrast ratio approximately 100:1.

          Brightness 100 cd/m2 .

          Viewing angle approximately 160 degrees.

          Power consumption less than 2 watts.

          Capable of incorporating 640 x 480 building blocks to make larger size displays.

If the program proceeds as planned, prototype models could be available within the next two years.

The Company believes that if ultra-high resolution video and color capabilities for solid state and/or thin film video color flat panel displays can be fully developed, the technologies could be of universal use, involving passive (requires external lighting to view an image) or emissive (self-emits light to view an image) technology, in such products as computers, digital television, high definition television, video conferencing, multi-media devices, personal telecommunication devices and network computers (NC), and for accessing on-line information services and the Internet. The Company has filed or is planning to file patent applications for these technologies. There can be no assurance, however, that the Company will be able to develop solid state and/or thin film video color flat panel displays having the features described above or that such displays will be acceptable for use in products of third parties or commercially acceptable for use in products that may be developed by the Company in the future.

Other Developments
------------------

The Company announced on December 18, 1997 that it is engaged in preliminary discussions with SIEC. The present intention of the companies as set forth in a non-binding letter of intent is to mutually cooperate to develop, produce, and market high technology products, under mutually acceptable terms, using CopyTele's overall flat panel and associated technology. The parties also intend to cooperate to mutually market certain of SIEC's products, to be enhanced by CopyTele's technology, outside of China. In order to share in their respective efforts, the companies are attempting to devise and agree upon a means to share an interest in each other's company. It is presently contemplated that CopyTele would issue common stock in an amount representing slightly less than 20% of its currently outstanding shares in exchange for an interest in SIEC's holdings.

CopyTele believes that the proposed arrangement with SIEC would represent a unique relationship in China between a large Chinese government-owned holding company and a foreign company. The companies are in discussions concerning the details of this possible arrangement, although it is expected to take a number of months before the parties could enter into a final, binding agreement. There can be no assurance that the parties will be able to arrive at mutually acceptable agreements or obtain the requisite governmental approvals. Among the issues to be finalized are those concerning the valuation of CopyTele's shares, the form, structure and valuation of the interest in SIEC's holdings that would be exchanged for CopyTele's shares, the nature and structure of the venture, the specific products to be developed for sale and the likely timetable for implementing the venture.

SIEC has advised CopyTele that it is a large Chinese government-owned company whose holdings include investments in wholly owned enterprises, listed companies on the Shanghai Stock Exchange, and foreign joint ventures. Through these enterprises, there are a total of approximately 293 enterprises including 150 foreign joint ventures, 12 research and design institutes and 5 training centers in which SIEC has a direct investment or an investment through its subsidiaries. SIEC and its subsidiaries manage these enterprises which currently have approximately 80,000 employees, occupy space of approximately 22 million square feet and produce approximately 5,900 products, including electronics instruments, household electric apparatus, electronic components and devices, telecommunications products, computers, semiconductor discrete devices, integrated circuits, thick film circuits, and analytic, automation and optic instruments.

As previously disclosed, the Company entered into a letter of intent in 1996 for the formation of a second joint venture with SECC. In light of the Company's current discussions with SIEC, however, the Company has determined that it is unlikely that it will pursue this second joint venture if a definitive agreement is ultimately reached with SIEC.

Competition
-----------

The telecommunications industry has a substantial number of competitors which are significantly larger and possess financial resources significantly greater than those of the Company or SCE. Certain competitive products contain displays which primarily include LCDs. These products, however, have fewer features than the Company's product and the displays have significantly less resolution and information content capability than the Company's E-Paper(TM) Flat Panel Display. The Company's E-Paper(TM) Flat Panel Display is being utilized for the first time in the marketplace in MAGICOM(R) 2000. The Company believes that telecommunications products incorporating the Company's E-Paper(TM) Flat Panel Display could have many commercial applications and could combine many characteristics which the Company believes would be desirable to potential customers.

MAGICOM(R) 2000, the only telecommunications product developed by the Company, is a unique product that incorporates certain features of many different products on the market, such as computers, telephones and fax machines. The product allows the user to talk and write on the machine at the same time as well as exchange information, faxes and messages with other MAGICOM(R) 2000 units, terminals, computers, fax machines and pagers. Other products currently available on the market do not combine all these features together with a high resolution flat panel display. It is the E-PAPER(TM) Flat Panel Display, with its associated features, that the Company believes principally will distinguish MAGICOM(R) 2000 from other comparable products that may be developed by other manufacturers in the future. However, there is no assurance that comparable or superior products or systems to MAGICOM(R) 2000 will not be developed which would render MAGICOM(R) 2000 or other products of the Company and SCE difficult to market or otherwise obsolete.

If the Company is successful in its efforts to develop its advanced flat panel displays for color and video, the panels would be of a higher resolution than competing products that currently exist in the marketplace. However, there can be no assurance that other competitive products will not be produced in the future by other companies which will offer similar or enhanced resolution or other features.

Patents
-------

The Company has received approximately 146 patents, including those from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2015. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. The foregoing patents are related to the design, structure and methods of construction of the E-Paper(TM) Flat Panel Display, methods of operating the E-Paper(TM) Flat Panel Display, particle generation, applications using the E-Paper(TM) Flat Panel Display, and new applications for SCE's planned products. The Company also has filed or is planning to file patent applications for its solid state and optical and thin film video color flat panel display technologies currently under development. The Company has been advised by its patent counsel that in their opinion the subject matter of the pending applications contains patentable material.

The Company has licensed a number of its patents covering the E-Paper(TM) Flat Panel Display (but excluding its manufacturing technology) to SCE on an exclusive basis in China.

There is no assurance that patents will be obtained for any of the pending applications. In addition, there is no assurance that any patents held or obtained will protect the Company against competitors either with or without litigation. The Company is not aware that MAGICOM(R) 2000 is infringing upon the patents of others. There is no assurance, however, that other products developed by the Company, if any, will not infringe upon the patents of others, or that the Company and SCE will not have to obtain licenses under the patents of others.

The Company believes that the foregoing patents are significant to the future operations of the Company.

Research and Development Expenses
---------------------------------

Research and development expenses, which have comprised a significant portion of the Company's selling, general and administrative expenses since its inception, were approximately $3,642,000, $3,858,000, $2,353,000, and $24,385,000 for the
fiscal years ended October 31, 1997, 1996 and 1995 and for the period from November 5, 1982 (inception) through October 31, 1997, respectively. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the Company's Financial Statements.

Employees and Consultants
-------------------------

The Company had thirty-six full-time employees and fourteen consultants as of December 31, 1997. Twenty four of these individuals, including the Company's Chairman of the Board and its President, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Thirteen individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for the Company. None of the Company's employees are represented by a labor organization or union.

As of December 31, 1997, SCE had approximately seventy two (72) employees, of which sixty (60) were engaged in production and twelve (12) were engaged in administrative and other functions.

Item 2.  Properties.
         -----------

The Company leases approximately 10,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Huntington Station, New York (its principal offices) from an unrelated party pursuant to a lease which expires November 30, 1998, for a base rent of approximately $166,000 per annum, as well as escalation clauses for increases in certain operating costs, for a total cost aggregating approximately $173,000 per annum. The Company has the right to cancel a portion of the lease as of February 28, 1998. This lease does not contain provisions for its renewal and management will continue to evaluate the future adequacy of this facility. The Company anticipates securing a lease renewal for this facility at the end of the lease term if it determines to remain in the facility. See Note 8 to the Company's Financial Statements.

In February 1996, the Company entered into a five year lease with an unrelated party for approximately 2,300 square feet of office space in Valhalla, New York. The lease, which expires on June 30, 2001 and is non-renewable, has a base rent of $51,175 per annum in years one and two and $55,775 per annum for the remainder of the lease. In October 1996, the Company entered into a lease with an unrelated party for approximately 2,000 square feet of office and laboratory space near its principal offices. In May 1997 this lease was modified to add an additional optical facility of approximately 5,000 square feet of space and to extend the lease to June 30, 2000. The modified lease provides for escalating base rents of approximately $46,000, $48,000 and $50,000 respectively, for each year beginning July 1, 1997.

SCE operates from a 30,000 square foot, one-story office, warehouse and production facility owned by SCE in the Shanghai Songjiang Industrial Zone, on land acquired pursuant to a 50 year land-use contract dated October 11, 1995, with the Land Administration Bureau of Shanghai County. SCE has obtained two short-term loans from a Chinese bank aggregating U.S.$500,000 which are secured by the land-use contract and equipment. See Note 3 to the Company's Financial Statements.

Management believes that the facilities described above are adequate for the Company's and SCE's current requirements. It is anticipated that additional space may be needed in the future depending upon the nature and extent of the Company's and SCE's activities.



Item 3.  Legal Proceedings.
         ------------------

The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

During the fourth quarter of the Company's fiscal year ended October 31, 1997, no matters were submitted by the Company to a vote of its shareholders.

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

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Equity and
         ---------------------------------------------
                  Related Stockholder Matters.
                  ----------------------------

The common stock of the Company has been traded on the National Association of Securities Dealers, Inc. Automated Quotation National Market System ("NASDAQ - NMS"), the automated quotation system of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "COPY", since October 6, 1983, the date public trading of the Company's common stock commenced. The high and low sales prices as reported by NASDAQ for each quarterly fiscal period, adjusted for the two-for-one stock split declared in May 1996, during the Company's fiscal years ended October 31, 1996 and 1997 have been as follows:

================================================================================
    Fiscal Period                  High                   Low
================================================================================
   1st quarter 1996               $5.56                  $4.06
   2nd quarter 1996                6.06                   4.63
   3rd quarter 1996                9.88                   5.25
   4th quarter 1996                7.63                   5.25
--------------------------------------------------------------------------------
   1st quarter 1997                7.38                   3.75
   2nd quarter 1997                7.25                   4.25
   3rd quarter 1997                5.88                   4.50
   4th quarter 1997                5.25                   3.63
--------------------------------------------------------------------------------

As of January 21, 1998 the approximate number of record holders of common stock of the Company was 1,200.

No cash dividends have been paid on the common stock of the Company since its inception and the Company has no present intention to pay any cash dividends in the foreseeable future.

In fiscal 1997, Peri D. Krusos, Denis Z. Krusos and Daniel A. DiSanto each exercised warrants to purchase 32,940 shares of common stock, at an exercise price of $5.10 per share of the Company's common stock. The exercise price represented the fair market value of such stock on the date of issuance of these warrants, subsequently adjusted for the two-for-one stock splits declared by the Company in February 1991 and May 1996 and the anti-dilution provisions of the warrants. Peri D. Krusos and Denis Z. Krusos are the daughter and son, respectively, of Denis A. Krusos and Daniel A. DiSanto is the son of Frank J. DiSanto. The exemption from registration relied upon for the sale of the common stock was Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to the terms and conditions of a certain Equipment Purchase Agreement, on July 1, 1997 (the "Issue Date"), the Company issued 15,000 shares (the "Shares") of its common stock to Master Print Holography, Inc. (the "Seller") in exchange for certain labratory equipment valued at $75,000. The Equipment Agreement provides that if as of one year from the Issue Date (the "Market Value Date") the Market Value (as defined below) of the Shares on the National Association of Securities Dealers, Inc. Automated Quotation National Market System (NASDAQ - NMS) is less than $75,000, the Company will pay to the Seller the difference in cash as of the Market Value Date. For purposes hereof, Market Value of the Shares as of the Market Value Date will be the closing quotation at which the Company's common stock is traded on NASDAQ - NMS on such date. The exemption from registration relied upon for the issuance of the common stock was
Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data.
         ------------------------

The following data has been derived from the Financial Statements of the Company and should be read in conjunction with those statements, and the notes related thereto, which are included in this report.

                        ------------------------------------------------------------------------
                                                                                                    For the period
                                       As of and for the year ended October 31,                  from November 5, 1982
                                                                                                  (inception) through
                                                                                                   October 31, 1997
                        ========================================================================
                                 1997           1996          1995           1994          1993
========================================================================================================================

Sales                           $    -        $    -         $    -        $    -        $    -           $    -
-------------------------------------------------------------------------------------------------------------------------
Selling General and
Administrative Expenses, and    6,713,759      6,166,210     3,350,125     3,651,334      2,925,627       38,860,411
Loss from SCE
-------------------------------------------------------------------------------------------------------------------------
Interest Income                   913,184        722,800      356,226       223,817        162,778         4,301,456
------------------------------------------------------------------------------------------------------------------------
Net (Loss)                     (5,800,575)    (5,443,410)   (2,993,899)   (3,427,517)    (2,762,849)     (34,558,955)
-------------------------------------------------------------------------------------------------------------------------
Net (Loss) Per Share
of  Common Stock (a)               ($0.10)        ($0.10)       ($0.06)       ($0.07)        ($0.06)          ($0.75)
-------------------------------------------------------------------------------------------------------------------------
Total Assets                   19,988,207     24,710,420     9,695,398     6,614,332      8,686,241
-------------------------------------------------------------------------------------------------------------------------
Long Term Obligations          $    -         $   -          $    -        $    -       $    -
-------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity           18,779,142     22,750,273     9,436,708     6,415,233      8,244,925
-------------------------------------------------------------------------------------------------------------------------
Cash Dividends Per Share       $    -         $   -          $    -        $    -       $    -            $     -
of Common Stock
-------------------------------------------------------------------------------------------------------------------------
         --------------------

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

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
              Condition and Results of Operations.
              ------------------------------------

The Company, which is a development stage enterprise, was incorporated on November 5, 1982 and has had no revenues, other than limited sales the recognition of which has been deferred (see Notes 1 and 2 to the Company's Financial Statements), to support its operations since its inception. The Company's principal activities include the development, production and marketing of a telephone based multi-functional telecommunications product incorporating the Company's ultra-high resolution E-Paper(TM) Flat Panel Display technology and the operations of SCE, the Company's 55% owned joint venture in Shanghai, China which is accounted for under the equity method of accounting. The Company is marketing a small portable printer called MAGIC PRINTER and is also continuing its research and development activities for ultra-high resolution video and color flat panel displays. See "Business - MAGICOM(R) 2000 - 1997 Developments", "Business - Flat Panel Display Technology - Color and Video Flat Panel" and Notes 2 and 3 to the Company's Financial Statements.

There can be no assurance, however, that the Company's efforts in these areas will be successful. There is also no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render the products of the Company or SCE obsolete or unmarketable. See "Business - MAGICOM(R) 2000 - General Risks and Uncertainties".

Recently, the Company announced that it is engaged in preliminary discussions with SIEC. The present intentions of the companies as set forth in a non-binding letter of intent is to mutually cooperate to develop, produce and market high technology products, under mutually acceptable terms, using the Company's overall flat panel and associated technology. The parties also intend to cooperate to mutually market certain of SIEC's products, to be enhanced by the Company's technology, outside of China. In order to share in their respective efforts, the companies are attempting to devise and agree upon a means to share an interest in each other's company. It is presently contemplated that the Company would issue common stock in an amount representing less than 20% of its currently outstanding shares in exchange for an interest in SIEC's holdings. See "Business - Other Developments". As previously disclosed, the Company entered into a letter of intent in 1996 for the formation of a second joint venture with SECC. In light of the Company's current discussions with SIEC, however, the Company has determined that it is unlikely that it will pursue this second joint venture if a definitive agreement is ultimately reached with SIEC.

The Company plans to sell its products to end-users through a distributor/dealer network. All of the critical elements of the earnings process will be complete when a distributor/dealer sells these products to end-users. As a result, initial revenue and related gross profit on the sale of these products will be recognized by the Company upon acceptance by the end-users.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's Financial Statements and the notes thereto.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Business" and Note 1 to the Company's Financial Statement contained herein for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

Results of Operations
---------------------

Selling, general and administrative expenses, including the loss from SCE, for the fiscal years ended October 31, 1997, 1996 and 1995 and for the period from November 5, 1982 (inception) through October 31, 1997 were approximately $6,714,000, $6,166,000, $3,350,000 and $38,860,000, respectively. These amounts include research, development and tooling costs of approximately $3,642,000, $3,858,000, $2,353,000 and $24,385,000, respectively, as well as normal operating expenses.

Selling, general and administrative expenses, including the loss from SCE, increased approximately $548,000 during fiscal 1997 as compared to fiscal 1996 resulting primarily from increases in expenditures for salaries, loss from joint venture operations, costs associated with marketing and to a lesser extent, communication costs and rents. Salaries increased in 1997 primarily as a result of the Company incurring a full year of salaries for marketing personnel compared with partial year salaries in 1996, when the Company commenced its marketing efforts, and the hiring of additional engineering personnel. The Company's portion of SCE's loss increased over the prior year from $335,000 in fiscal 1997 compared to $149,000 in fiscal 1996 as a result of manufacturing costs being absorbed over a limited quantity of product produced. Marketing related costs including travel increased in the current year as the Company marketed its products in various regions throughout the world. Depreciation expenses increased as the equipment purchased during the 1996 year depreciated for a full year in 1997. Telecommunication costs and rents increased to a lesser extent over the prior year as compared to other cost increases. Engineering supplies decreased primarily as a result of reduced purchases of panels and chip drivers which are used for testing and evaluation purposes. The decrease was partially offset by the purchase of MAGICOM(R) 2000 units from SCE for similar purposes. Employee benefit related costs decreased as a result of the decrease in the exercise of stock options, which consequently reduced payroll taxes. The decrease in workers' compensation costs was offset by an increase in pension and other group insurance coverage as a result of the addition of new personnel. Professional fees decreased in the aggregate during the 1997 fiscal year as patent related costs decreased significantly and offset by a lesser increase in all other professional fees.

Selling, general and administrative expenses, including the loss from SCE, increased $2,816,000 during fiscal 1996 as compared to fiscal 1995 resulting primarily from increases in expenditures for engineering supplies and services necessitated by the Company's development program and related activities at the time. Professional fees increased during the fiscal 1996 period, especially patent application preparation and filing fees. Other increases in professional fees, including accounting and shareholder services, were offset by a decline in other legal fees which were not patent related. Initial marketing costs were incurred during the fiscal 1996 period as a result of the opening and staffing of a marketing office, retention of public relations and advertising firms and the production of advertising and promotional materials. Other expense categories also increased in 1996, including compensation and related costs, rent and travel expenditures, as a result of adding personnel in marketing and engineering, the rental of additional space and facilities, and travel associated with marketing and supporting the joint venture in China. The Company's portion of SCE's loss in fiscal 1996 of approximately $149,000 as compared to the loss in fiscal 1995 of approximately $18,000 was as a result of SCE expensing start up costs prior to production.

While there is no formal agreement, the Company's Chairman of the Board and its President have waived salary and related pension benefits for an undetermined period of time commencing November 1985. Four other individuals, including an officer and three senior level personnel, then employed at the Company, waived salary and related pension benefits from January 1987 through December 1990. While there are no formal agreements commencing January 1991, these individuals waived such rights for an undetermined period of time and they did not receive salary or related pension benefits through December 1992. The Company's Chairman of the Board, its President and the three senior level personnel continued to waive such rights commencing in January 1993 for an undetermined period of time. Since February 1993, one additional employee is also currently waiving such salary and benefit rights for an undetermined period of time. See "Executive Compensation" and Note 11 to the Company's Financial Statements for a more complete discussion regarding salary and related pension benefit waivers.

The increase in interest income during fiscal 1997 as compared to 1996 of $190,384 resulted primarily from an increase in average funds available for investment aided slightly by an increase in interest rates. The increase in interest income during fiscal 1996 as compared to fiscal 1995 of $366,574 resulted from a significant increase in average funds available for investment, offset slightly be a decrease in interest rates. Funds available for investment during 1997, 1996 and 1995, on a monthly weighted average basis, were approximately $17,394,000, $16,011,000 and $7,175,000, respectively. The investment instruments selected by the Company are principally money market accounts and commercial paper.

During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock Based Compensation. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under preexisting accounting pronouncements. If the fair market value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income and earnings per share. The Company has chosen to disclose pro forma net income and earnings per share in the notes to financial statements and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. This statement was first disclosed by the Company in the first quarter of fiscal 1997. The Company has adopted all other recently issued accounting standards which have an impact on its financial statements.

The Company does not anticipate any material costs, problems or uncertainties associated with the Year 2000 computer issue at this time but will continue to monitor the issue as the Year 2000 approaches.

See "Business" and Note 1 to the Company's Financial  Statements for discussions
regarding   uncertainties  that  may  significantly  affect  results  of  future operations.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has met its liquidity and capital expenditure needs primarily from the proceeds of sales of its common stock in its initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering and upon the exercise of stock options pursuant to the Company's Stock Option Plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan") and the CopyTele, Inc. 1993 Stock Option Plan, adopted by the Board of Directors on April 28, 1993 and amended on May 3, 1995 and May 10, 1996 (the "1993 Plan").

For the fiscal years ended October 31, 1997, 1996 and 1995, the Company received proceeds aggregating approximately $1,754,000, $18,757,000 and $6,015,000, respectively, from the exercise of stock options and warrants to purchase shares of its common stock pursuant to the 1987 Plan, the 1993 Plan and the exercise of warrants by members of the immediate families of its Chairman of the Board and its President. See "Certain Relationships and Related Transactions" below and the Company's Financial Statements for a more complete discussion regarding sales of common stock. Working capital decreased by approximately $3,600,000 from approximately $20,600,000 at October 31, 1996 to approximately $17,000,000 at October 31, 1997 as a result of the loss incurred for the year and the purchase of property and equipment.

SCE required an initial aggregate capital investment of $3,500,000 from the parties to the joint venture. The Joint Venture Agreement contemplates an additional $3,500,000 investment which may be borrowed from banks of which $500,000 has been borrowed to date. The Company has contributed $1,225,000 in cash, and technology valued for the purposes of SCE at $700,000, and SECC and SIT have contributed $1,575,000 in cash to SCE. See Notes 1, 2 and 3 to the Company's Financial Statements. SCE may require additional capitalization of up to a total of $25 million, depending upon the nature and extent of its business activities. The Company currently has no plans with respect to additional financing. There can be no assurance that adequate funds will be available to the Company or SCE, including any future capital contribution, if any, beyond the Company's initial capital contributions of $1,225,000 to SCE, or that, if available, the Company and SCE will be able to obtain such funds on favorable terms and conditions.

The Company believes that without taking into consideration potential revenues from sales of MAGICOM(R) 2000 it will have sufficient funds into the first quarter of fiscal 2000 to maintain its present level of development efforts. This includes, among other things, the collection of the amounts due from SCE, but excludes cash expenditures that may be required with the potential transaction with SIEC. The amounts due from SCE are primarily costs related to the purchase of components for SCE's use in MAGICOM(R) 2000 units. It is expected that SCE will pay the Company during the current year through the sales of units and financing from banks.

The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue. The Company anticipates that it may require additional funds in order to participate in SCE following its initial capital contributions and to continue its research and development activities.

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

                                                 PART III
                                                 --------

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

The following table sets forth certain information with respect to all of the directors and executive officers of the Company:

==========================================================================================================================
                                                                                                       Director and/or
                                        Position with the Company and Principal                        Executive Officer
             Name                                   Occupation                              Age        Since
==========================================================================================================================

Denis A. Krusos                         Director, Chairman of the Board and Chief            70             1982
                                        Executive Officer
---------------------------------------------------------------------------------------------------------------------------
Frank J. DiSanto                        Director and President                               73             1982
---------------------------------------------------------------------------------------------------------------------------
Gerald J. Bentivegna                    Director, Vice President - Finance and Chief         48             1994
                                        Financial Officer
---------------------------------------------------------------------------------------------------------------------------
John R. Shonnard                        Director                                             82             1988
---------------------------------------------------------------------------------------------------------------------------
George P. Larounis                      Director                                             69             1997
---------------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta                     Senior Vice President - Marketing and                57             1996
                                        Sales
---------------------------------------------------------------------------------------------------------------------------

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

Mr. Bentivegna has been Vice President - Finance and Chief Financial Officer since September 1994 and was elected a Director in July 1995. Prior to joining the Company, Mr. Bentivegna was employed at Marino Industries Corp. for approximately 10 years, where he served as Controller, Treasurer and Chief Financial Officer. He holds a M.B.A. degree from Long Island University and a B.B.A. from Dowling College.

Mr. Shonnard has been a Director of the Company since January 1988. He had been a research consultant to the Company from August 1983 until his retirement in May 1988. Mr. Shonnard was engaged in development engineering in the communications field for over fifty years and has held numerous patents in the communications field.

Mr. Larounis has been a Director of the Company since September 1997 prior to which he served as a consultant to the Company. Mr. Larounis held numerous positions as a senior international executive of Bendix International and Allied Signal. He has also served on the Board of Directors of numerous affiliates of Allied Signal in Europe, Asia and Australia. He holds a B.E.E. degree from the University of Michigan and a J.D. degree from New York University.

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

Item 11.  Executive Compensation.
          -----------------------

Messrs. Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director, Frank J. DiSanto, President and Director, Frank W. Trischetta, Senior Vice President - Marketing and Sales, and Gerald J. Bentivegna, Vice President - Finance, Chief Financial Officer and Director, are the executive officers of the Company. While there are no formal agreements, Denis A. Krusos and Frank J. DiSanto waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1, 1985. As a result, Mr. Krusos received no salary or bonus during the last three fiscal years. Except for Mr. Trischetta, no other executive officer received a salary or bonus in excess of $100,000 during the fiscal year ended October 31, 1997. The following is compensation information regarding Mr. Krusos and Mr. Trischetta for the fiscal years ended October 31, 1997, 1996 and 1995:


----------------------------------------------------------------------------------------------------------------------------

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------

                                                                     Annual                       Long-Term
                                                                  Compensation                Compensation Awards
                                                  Fiscal         --------------               -------------------
                  Name and                         Year
             Principal Position                   Ended
             ------------------                   -----
                                                                                              Securities Underlying
                                                                                                   Options (#)
----------------------------------------------------------------------------------------------------------------------------

Denis A. Krusos,                                 10/31/97                -                          575,000
Chairman of the Board,                           10/31/96                -                          575,000
Chief Executive Officer and Director             10/31/95                -                          900,000
----------------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta                              10/31/97            $152,500                        30,000
Senior Vice President -                          10/31/96            $117,600                       155,000
Marketing and Sales
----------------------------------------------------------------------------------------------------------------------------

The following is information regarding stock options granted to Mr. Krusos and Mr. Trischetta pursuant to the 1993 Plan during the fiscal year ended October 31, 1997:

----------------------------------------------------------------------------------------------------------------------------
                        OPTION GRANTS IN LAST FISCAL YEAR
===========================================================================================================================
                                  Individual Grants                                       Potential Realizable Value at
                                                                                       Assumed Annual Rates of Stock Price
                                                                                          Appreciation for Option Term
===========================================================================================================================
               Number of         Percent of
               Securities       Total Options
               Underlying        Granted to          Exercise
            Options Granted     Employees in           Price           Expiration
   Name         (#) (1)          Fiscal Year          ($/Sh)              Date              5% ($)            10% ($)
===========================================================================================================================

Denis A.        325,000            11.19%            $4.500  (2)        12/16/06           $ 919,758        $ 2,330,848
Krusos
----------------------------------------------------------------------------------------------------------------------------
                250,000             8.60%            $4.375  (2)         4/20/07            $687,853        $ 1,743,156

             ------------------------------------------------------------------------------------------------------------
Frank W.         30,000             1.03%            $4.500  (2)        12/16/06            $ 84,901          $ 215,155
Trischetta
----------------------------------------------------------------------------------------------------------------------------

-------------------
                                       28


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

 (2) The exercise price of these options was equal to the fair market value of the underlying common stock on the date of grant. These options are nonqualified options.

The following is information regarding stock option exercises during fiscal 1997 by Mr. Krusos and Mr. Trischetta and the values of their options as of October 31, 1997:

-----------------------------------------------------------------------------------------------------------------------
               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION/VALUES
=======================================================================================================================
                                                          Number of Securities        Value of Unexercised In-the-
                                                    Underlying Unexercised Options    Money Options at Fiscal Year
                                                         at Fiscal Year End (#)               End ($) (2)
                Shares Acquired   Value Realized
     Name       on Exercise (#)      ($) (1)
                                                  ----------------------------------------------------------------------
                                                     Exercisable    Unexercisable     Exercisable     Unexercisable
------------------------------------------------------------------------------------------------------------------------

Denis A. Krusos        -                -             2,347,180           -            $175,000             -
------------------------------------------------------------------------------------------------------------------------
Frank W.               -                -               363,000         30,000         $283,375          $7,500
Trischetta
------------------------------------------------------------------------------------------------------------------------

(1) Such value is determined by applying the net difference between the selling price of the stock sold on day of exercise and the exercise price for the options to the number of options exercised.

(2) Such value was determined by applying the net difference between the last sales price of the Company's common stock on October 31, 1997 and the exercise price for the options to the number of unexercised in-the-money options held. The exercise price of these options was at least equal to the fair market value of the underlying common stock as defined in the 1993 Plan.

There is no present arrangement for cash compensation of directors for services in that capacity. Under the 1993 Plan, each non-employee director elected to the Board of Directors is entitled to receive nonqualified stock options to purchase 20,000 shares of common stock upon his initial election to the Board of Directors and nonqualified stock options to purchase 40,000 shares each subsequent year that such director is elected to the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owner
          ----------------------------------------------
              and Management.
              --------------

The following table sets forth certain information with respect to the Company's common stock beneficially owned as of January 21, 1998 by (a) each person who is known by the management of the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (b) each director or executive officer of the Company and (c) all directors and executive officers as a group:



-------------------------------------------------------------------------------------------------------------------
                                                                              Amount and Nature of
                                                                                   Beneficial
             Name and Address of Beneficial Owner                                Ownership(1)(2)         Percent of
                                                                                                            Class
-------------------------------------------------------------------------------------------------------------------

Denis A. Krusos                                                                      6,930,940              11.51%
900 Walt Whitman Road
Huntington Station, NY  11746
-------------------------------------------------------------------------------------------------------------------
Frank J. DiSanto                                                                   6,572,960(3)             10.95%
900 Walt Whitman Road
Huntington Station, NY  11746
-------------------------------------------------------------------------------------------------------------------
Gerald J. Bentivegna                                                                   211,000                .36%
900 Walt Whitman Road
Huntington Station, NY  11746
-------------------------------------------------------------------------------------------------------------------
George P. Larounis                                                                     242,500                .42%
15-17 A. Tsoha St.
11521 Athens, Greece
-------------------------------------------------------------------------------------------------------------------
John R. Shonnard                                                                     287,200(4)               .50%
12521 Rios Road
San Diego, CA  92128
-------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta                                                                    393,000                .67%
900 Walt Whitman Road
Huntington Station, NY  11746
-------------------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group                                14,637,600(3)(4)              23.09%
(6 persons)
-------------------------------------------------------------------------------------------------------------------
--------------------

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



(2)      Includes 2,347,180 shares,  2,177,180 shares,  209,000 shares, 242,500 shares, 157,600 shares, 393,000 shares and 5,526,460 shares as to which Denis A. Krusos, Frank J. DiSanto, Gerald J. Bentivegna, George
         P. Larounis, John R. Shonnard, Frank W. Trischetta and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1987 Plan and/or the 1993 Plan.

(3) Includes 2,000,000 shares held by the Frank J. DiSanto Revocable Living Trust. Mr. DiSanto is the trustee and has sole voting and investment power of the trust.

(4) Includes 129,600 shares of the Company's common stock, all of which are held in a revocable trust by the Wells Fargo Bank (successor of the First Interstate Bank), as trustee of such trust. Mr. Shonnard and his wife, Janet L. Shonnard, are the beneficiaries of such trust and, under certain circumstances, may exercise the voting power and investment power of the trust jointly.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

In fiscal 1997, Peri D. Krusos, Denis Z. Krusos and Daniel A. DiSanto each exercised warrants to purchase 32,940 shares of common stock, at an exercise price of $5.10 per share of the Company's common stock. The exercise price represented the fair market value of such stock on the date of issuance of these warrants, subsequently adjusted for the two-for-one stock splits declared by the Company in February 1991 and May 1996 and the anti-dilution provisions of the warrants. The warrants were issued in fiscal 1992 in conjunction with sales of common stock by the Company to the foregoing individuals. Peri D. Krusos and Denis Z. Krusos are the daughter and son, respectively, of Denis A. Krusos and Daniel A. DiSanto is the son of Frank J. DiSanto.

As of January 21, 1998, after adjustments for the two-for-one stock split declared in May 1996, Peri D. Krusos, Denis Z. Krusos and Daniel A. DiSanto each held warrants to purchase 32,000 shares of common stock, all of which are exercisable.

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

                  Stock Option Plan (1987) (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1987).

                  Amendment to Stock Option Plan (1987) (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

                  CopyTele, Inc. 1993 Stock Option Plan (filed as Annex A to the Company's Proxy Statement dated June 10, 1993).

                  Amendment to CopyTele,  Inc.  1993 Stock Option Plan (filed as
                  Exhibit  4(d) to the  Company's  Form S-8 dated  September  6,
                  1995).

                  Amendment to CopyTele,  Inc.  1993 Stock Option Plan (filed as
                  Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996).

      (b)         Reports on Form 8-K
                  -------------------

                  No current report on Form 8-K was filed for the Company during the fourth quarter of its fiscal year ended October 31, 1997.

      (c)         Exhibits
                  --------

                  (a)      3.1      Certificate of Incorporation, as amended.

                  (b)      3.2      By-laws, as amended and restated.

                  (c)     10.1      Stock Option Plan, adopted on April 1, 1987
                                    and approved byshareholders on May 27,1987.

                  (d)     10.2      Amendment to Stock Option Plan, adopted on
                                    March 12, 1990 and approved by shareholders on May 24, 1990.

                  (e)     10.3      Stock Purchase Warrant, dated October 27,
                                    1992, between the Registrant and Denis Z.
                                    Krusos.

                  (e)     10.4      Stock Purchase Warrant, dated October 27,
                                    1992, between the Registrant and Daniel A.
                                    DiSanto.

                  (e)     10.5      Stock Purchase Warrant, dated October 27,
                                    1992, between the Registrant and Peri D.
                                    Krusos.

                  (f)     10.6      CopyTele, Inc. 1993 Stock Option Plan,
                                    adopted on April 28, 1993 and approved by shareholders on July 14, 1993.

                  (g)     10.7      Joint Venture Contract, dated as of March
                                    28,1995, by and between Shanghai Electronic
                                    Components Corp. and CopyTele, Inc.

                  (g)     10.8      Technology License Agreement, dated as of
                                    March 28, 1995, by and between Shanghai
                                    CopyTele Electronics Co., Ltd. and CopyTele,
                                    Inc.

                  (h)     10.9      Amendment No. 1 to the CopyTele,  Inc. 1993
                                    Stock Option Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995.

                 (i)      10.10     Assignment  Agreement,  dated  as  of  July
                                    10, 1995, by and among Shanghai Electronic
                                    Components Corp., Shanghai International
                                    Trade and Investment Developing Corp. and
                                    CopyTele, Inc.

                 (j)      10.11     Amendment No. 2 to the CopyTele, Inc. 1993
                                    Stock Option Plan, adopted on May 10, 1996 and approved by shareholders on July 24, 1996.

                 (k)      10.12     Contract Granting Land-Use Rights, dated
                                    October 11, 1995, between the Land
                                    Administration Bureau Songjiang County and
                                    Shanghai CopyTele Electronics Co., Ltd.

                           21       List of Significant Subsidiaries.

                           23.1     Consent of Arthur Andersen LLP.

                           27       Financial Data Schedule.

                  -----------

                 (a) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and to Form 10-Q for the fiscal quarter ended July 31, 1997.

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

                 (f) Incorporated by reference to Proxy Statement dated June 10, 1993.

                 (g)       Incorporated by reference to Form 8-K dated March 28,
                           1995.

                 (h) Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6,1995.

                 (i) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1995.

                 (j) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.

                 (k) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COPYTELE, INC.

                                       By:/s/ Denis A. Krusos
                                          --------------------
                                       Denis A. Krusos
                                       Chairman of the Board and
January 28, 1998                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                       By:/s/ Denis A. Krusos
                                          --------------------
                                       Denis A. Krusos
                                       Chairman of the Board,
                                       Chief Executive Officer
                                       and Director (Principal Executive
January 28, 1998                       Officer)

                                       By:/s/ Frank J. DiSanto
                                          ----------------------
                                       Frank J. DiSanto
January 28, 1998                       President and Director

                                       By:/s/ Gerald J. Bentivegna
                                          -------------------------
                                       Gerald J. Bentivegna
                                       Vice President - Finance,
                                       Chief Financial Officer and
                                       Director (Principal Financial
January 28, 1998                       and Accounting Officer)

                                       By:/s/ John R. Shonnard
                                          ---------------------
                                       John R. Shonnard
January 28, 1998                       Director

                                       By:/s/ George P. Larounis
                                          -----------------------
                                       George P. Larounis
January 28, 1998                       Director

                                  EXHIBIT INDEX
         Exhibit
Ref.     Number              Description
----    ---------           --------------

(a)      3.1             Certificate of Incorporation, as amended.

(b)      3.2             By-laws, as amended and restated.

(c)     10.1             Stock Option Plan, adopted on April 1, 1987 and
                         approved by shareholders on May 27, 1987.

(d)     10.2             Amendment to Stock Option Plan, adopted on March 12,
                         1990 and approved by shareholders on May 24, 1990.

(e)     10.3             Stock Purchase  Warrant, dated October 27, 1992,
                         between the Registrant and Denis Z. Krusos.

(e)     10.4             Stock Purchase Warrant, dated October 27, 1992,
                         between the Registrant and Daniel A. DiSanto.

(e)     10.5             Stock Purchase Warrant, dated October 27, 1992,
                         between the Registrant and Peri D. Krusos.

(f)     10.6             CopyTele,  Inc. 1993 Stock Option Plan, adopted on
                         April 28, 1993 and approved by shareholders on July 14, 1993.

(g)     10.7             Joint Venture Contract, dated as of March 28, 1995, by
                         and between Shanghai Electronic Components Corp. and
                         CopyTele, Inc.

(g)     10.8             Technology License Agreement, dated as of March 28,
                         1995, by and between Shanghai CopyTele Electronics Co.,
                         Ltd. and CopyTele, Inc.

(h)     10.9             Amendment No. 1 to the CopyTele, Inc. 1993 Stock Option
                         Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995.

(i)     10.10            Assignment Agreement, dated as of July 10, 1995, by and
                         among Shanghai Electronic Components Corp., Shanghai
                         International Trade and Investment Developing Corp.
                         and CopyTele, Inc.

(j)     10.11            Amendment No. 2 to the CopyTele, Inc. 1993 Stock Option
                         Plan, adopted on May 10, 1996 and approved by shareholders on July 24, 1996.

(k)     10.12            Contract Granting Land-Use Rights, dated October 11,
                         1995, between the Land Administration Bureau Songjiang
                         County and Shanghai CopyTele Electronics Co., Ltd.

        21               Lists of Significant Subsidiaries.

        23.1             Consent of Arthur Andersen LLP.

        27               Financial Data Schedule.





(a) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and the fiscal quarter ended July 31, 1997.
(b) Incorporated by reference to Post-Effective Amendment No.1 to Form S-8 (Registration No. 33-49402) dated December 8, 1993.
(c) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1987.
(d) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1990.
(e) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1992.
(f)      Incorporated by reference to Proxy Statement dated June 10, 1993.
(g)      Incorporated by reference to Form 8-K dated March 28, 1995.
(h) Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.
(i) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1995.
(j) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.
(k) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1997.

                           COPYTELE, INC.
                           --------------

                    (Development Stage Enterprise)
                    ------------------------------

                     INDEX TO FINANCIAL STATEMENTS
                     -----------------------------


                         OCTOBER 31, 1997
                         ----------------

                                                                                                                 Page

Report of Independent Public Accountants                                                                          F-1

Balance Sheets as of October 31, 1997 and 1996                                                                    F-2

Statements of Operations for the three years ended October 31, 1997 and for the period
   from November 5, 1982 (inception) through October 31, 1997                                                     F-3

Statements of Shareholders' Equity for the period from November 5, 1982 (inception)
   through October 31, 1983 and for the fourteen years ended October 31, 1997                                  F-4 - F-7

Statements of Cash Flows for the three years ended October 31, 1997 and for the
   period from November 5, 1982 (inception) through October 31, 1997                                              F-8

Notes to Financial Statements                                                                                 F-9 - F-20




Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------




To CopyTele, Inc.:


We have audited the accompanying balance sheets of CopyTele, Inc. (a Delaware corporation in the development stage -- Note 1) as of October 31, 1997 and 1996, and the related statements of operations and cash flows for each of the three years in the period ended October 31, 1997 and for the period from November 5, 1982 (inception) to October 31, 1997 and the statements of shareholders' equity for the period from November 5, 1982 (inception) through October 31, 1983 and for each of the fourteen years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. as of October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997 and for the period from November 5, 1982 (inception) to October 31, 1997, and the changes in its shareholders' equity for the period from November 5, 1982 (inception) through October 31, 1983 and for each of the fourteen years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.





                                                       ARTHUR ANDERSEN LLP



New York, New York
January 21, 1998



                         COPYTELE, INC.
                         --------------

                  (Development Stage Enterprise)
                  ------------------------------

                         BALANCE SHEETS
                         --------------



                                                                                              October 31,         October 31,
                                         ASSETS                                                   1997               1996
                                         ------                                                   ----               ----

CURRENT ASSETS:
  Cash (including cash equivalents and interest bearing accounts of
    $11,977,526 and $21,921,133, respectively)                                              $   12,329,171     $   22,165,892
  Marketable securities, at amortized cost (Note 2)                                                997,173             -
  Accrued interest receivable                                                                       18,429             49,306
  Prepaid expenses and other current assets (including amounts due from
    Joint Venture of approximately $4,304,000 and $241,000, respectively)                        4,853,459            378,417
                                                                                              ------------       ------------
                                                                                                18,198,232         22,593,615

PROPERTY AND EQUIPMENT (net of accumulated depreciation
  and amortization of $1,062,949 and $816,651, respectively)                                       947,643            830,606

INVESTMENT IN JOINT VENTURE (Notes 1, 2 and 3)                                                     723,166          1,058,557

OTHER ASSETS                                                                                       119,166            227,642

DEFERRED TAX BENEFITS (net of valuation allowance of $28,295,000
  and $25,308,000, respectively)                                                                    -                   -
                                                                                            --------------     --------------
                                                                                            $   19,988,207     $   24,710,420
                                                                                            ==============     ==============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                  $    1,209,065     $    1,960,147
                                                                                            --------------     --------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Notes 4, 5, 6 and 7):
  Preferred stock, par value $100 per share; authorized 500,000 shares;
    no shares outstanding                                                                           -                   -
  Common stock, par value $.01 per share; authorized 240,000,000 shares;
    outstanding 57,861,176 and 57,404,656 shares, respectively                                     578,612            574,047
  Additional paid-in capital                                                                    52,759,485         50,934,606
  Accumulated (deficit) during development stage                                               (34,558,955)       (28,758,380)
                                                                                           ---------------    ---------------
                                                                                                18,779,142         22,750,273
                                                                                           ---------------    ---------------
                                                                                            $   19,988,207     $   24,710,420
                                                                                            ==============     ==============



      The accompanying notes are an integral part of these balance sheets.




                                 COPYTELE, INC.
                                 --------------

                         (Development Stage Enterprise)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                                                                For the Period From
                                                               For the Years Ended October 31,                   November 5, 1982
                                                 -------------------------------------------------------        (inception) through
                                                        1997              1996               1995                 October 31, 1997
                                                        ----              ----               ----                 ----------------
SALES                                            $          -         $      -         $        -                   $        -
                                                   -------------    -------------     ---------------               --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (including research and development
  expenses of approximately
  $3,642,000, $3,858,000, $2,353,000 and
  $24,385,000, respectively)                          6,378,368          6,017,580           3,332,312                  38,358,577
                                                  --------------    ---------------     ---------------               -------------

LOSS FROM JOINT VENTURE (Notes 1, 2 and 3)              335,391            148,630              17,813                     501,834
                                                  --------------    ---------------     ---------------               -------------

INTEREST INCOME                                         913,184            722,800             356,226                   4,301,456
                                                  --------------    ---------------     ---------------               -------------

NET (LOSS)                                       $   (5,800,575)    $   (5,443,410)     $   (2,993,899)            $   (34,558,955)
                                                 ===============    ================    ================           ================

NET (LOSS) PER SHARE OF COMMON STOCK             $         (.10)    $         (.10)     $         (.06)            $          (.75)
                                                  ==============     ==============      ==============            ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        57,667,787         54,771,891          50,514,568                  45,899,506
                                                  ==============     ===============     ==============            ================




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

                         (Development Stage Enterprise)
                         ------------------------------

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------

                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
                ------------------------------------------------

                          THROUGH OCTOBER 31, 1983 AND
                          ----------------------------

                  FOR THE FOURTEEN YEARS ENDED OCTOBER 31, 1997
                  ---------------------------------------------


                                                                                                                       Accumulated
                                                                                                                        (Deficit)
                                                                           Common Stock                Additional        During
                                                                   -----------------------------        Paid-in        Development
                                                                       Shares        Par Value          Capital           Stage
                                                                       ------        ---------          -------           -----


BALANCE, November 5, 1982 (inception)                                       -        $    -          $     -          $      -
  Sale of common stock, at par, to incorporators on November 8,
    1982                                                               1,470,000        14,700             -                 -
  Sale of common stock, at $.10 per share, primarily to officers
   and employees, from November 9, 1982 to November 30, 1982             390,000         3,900           35,100              -
  Sale of common stock, at $2 per share, in private offering
    from January 24, 1983 to March 28, 1983                              250,000         2,500          497,500              -
  Sale of common stock, at $10 per share, in public offering on October 6, 1983, net of underwriting discounts of $1
    per share                                                            690,000         6,900        6,203,100              -
  Sale of 60,000 warrants to representative of underwriters
    at $.001 each, in conjunction with public offering                      -             -                  60              -
  Costs incurred in conjunction with private and public offerings           -             -            (350,376)             -
  Net (loss) for the period                                                 -             -                -              (976,919)
                                                                    ------------   -----------     ------------     --------------

BALANCE, October 31, 1983                                              2,800,000        28,000        6,385,384           (976,919)
  Additional costs incurred in conjunction with public offering             -             -             (11,654)             -
  Net (loss) for the period                                                 -             -                -            (1,542,384)
                                                                    ------------   -----------     ------------     ---------------

BALANCE, October 31, 1984                                              2,800,000        28,000        6,373,730         (2,519,303)
  Common stock issued, at $12 per share, upon exercise of
    57,200 warrants from February 5, 1985 to October 16, 1985,
    net of registration costs                                             57,200           572          630,845              -
  Proceeds from sales of common stock by individuals from
    January 29, 1985 to October 4, 1985 under agreements
    with the Company, net of costs incurred by the Company                  -             -             362,365              -
  Three-for-one stock split (A)                                        5,714,400        57,144          (57,144)             -
  Net (loss) for the period                                                 -             -                -           (1,745,389)
                                                                    ------------   -----------     ------------     --------------

BALANCE, October 31, 1985                                              8,571,600        85,716        7,309,796        (4,264,692)
  Common stock issued, at $4 per share, upon exercise of 2,800
    warrants in December 1985                                              8,400            84           33,516              -
  Additional costs incurred by the Company in conjunction with sales of common stock by individuals from January 29, 1985
    to October 4, 1985 under agreements with the Company                    -             -             (62,146)             -
  Net (loss) for the period                                                 -             -                -           (1,806,696)
                                                                    ------------   -----------     ------------    --------------

BALANCE, October 31, 1986                                              8,580,000        85,800        7,281,166        (6,071,388)



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

                         (Development Stage Enterprise)
                         ------------------------------

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------

                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
                ------------------------------------------------

                          THROUGH OCTOBER 31, 1983 AND
                          ----------------------------

                  FOR THE FOURTEEN YEARS ENDED OCTOBER 31, 1997
                  ---------------------------------------------

                                    Continued
                                    ---------

                                                                                                                       Accumulated
                                                                                                                        (Deficit)
                                                                             Common Stock            Additional          During
                                                                    ------------------------------     Paid-in         Development
                                                                        Shares        Par Value        Capital            Stage
                                                                        ------        ---------        -------            -----
  Sale of common stock, at market, to officers on January 9, 1987 and April 22, 1987 and to members of their immediate families
    on July 28, 1987                                                      67,350            674        861,726              -
  Additional costs incurred by the Company in conjunction with sales of common stock by individuals from January 29, 1985
    to October 4, 1985 under agreements with the Company                    -               -           (1,474)             -
  Five-for-four stock split (A)                                        2,161,735         21,617        (21,617)             -
  Fractional share payments in conjunction with five-for-four
    stock split                                                             -               -           (1,345)             -
  Sale of common stock, at market, to members of officers'
    immediate families on September 10, 1987 and to officers on
    October 29, 1987                                                      64,740            647        309,601              -
  Net (loss) for the period                                                 -               -               -          (1,401,736)
                                                                     -----------     -----------     -----------     -------------

BALANCE, October 31, 1987                                             10,873,825        108,738       8,428,057        (7,473,124)
  Sale of common stock, at market, to members of officers'
    immediate  families from  November 24, 1987 to June 29, 1988 and additional contributions by officers in January 1988
    and  March 1988 related to adjustments to sales price of common
    stock on October 29, 1987                                            260,210          2,602       2,250,594             -
  Net (loss) for the period                                                 -               -               -          (1,317,305)
                                                                     -----------     -----------     -----------      ------------

BALANCE, October 31, 1988                                             11,134,035        111,340      10,678,651        (8,790,429)
  Sale of common stock, at market, to an officer on February 26,
    1989 and to members of officers' immediate families from
    February 26, 1989 (amended on March 10, 1989) to September
    27, 1989                                                             142,725          1,427       2,093,851             -
  Sale of common stock, at market, to senior level personnel
    on February 26, 1989                                                  29,850            299         499,689             -
  Sale of common stock, at market, to unrelated party on
    February 26, 1989 amended on March 10, 1989                           35,820            358         599,627             -
  Net (loss) for the period                                                 -               -               -          (1,101,515)
                                                                     -----------     -----------     -----------     -------------

BALANCE, October 31, 1989                                             11,342,430        113,424      13,871,818        (9,891,944)
  Sale of common stock, at market, to members of officers'
    immediate families from November 14, 1989 to October 15,
    1990                                                                 117,825          1,179       1,140,725             -
  Net (loss) for the period                                                 -               -               -          (1,111,413)
                                                                     -----------     -----------     -----------     -------------

 BALANCE, October 31, 1990                                            11,460,255        114,603      15,012,543       (11,003,357)


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

                         (Development Stage Enterprise)
                         ------------------------------

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------

                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
                ------------------------------------------------

                          THROUGH OCTOBER 31, 1983 AND
                          ----------------------------

                  FOR THE FOURTEEN YEARS ENDED OCTOBER 31, 1997
                  ---------------------------------------------

                                    Continued
                                    ---------
                                                                                                                       Accumulated
                                                                                                                        (Deficit)
                                                                             Common Stock              Additional        During
                                                                   -------------------------------     Paid-in         Development
                                                                        Shares        Par Value        Capital            Stage
                                                                        ------        ---------        -------            -----

  Sale of common stock, at market, to members of officers'
    immediate families on December 4, 1990                               42,540             425         329,260             -
  Two-for-one stock split (A)                                        11,502,795         115,028        (115,028)            -
  Sale of common stock, at market, to members of officers'
    immediate families from April 26, 1991 to September 16, 1991        102,543           1,025       1,033,981             -
  Net (loss) for the period                                                -               -               -           (1,299,992)
                                                                    ------------    ------------    ------------       ------------

BALANCE, October 31, 1991                                            23,108,133         231,081      16,260,756       (12,303,349)
  Sale of common stock, at market, to members of officers'
    immediate families from December 16, 1991 to October
    27, 1992                                                            158,910           1,589       1,754,330            -
  Costs incurred in conjunction with registration of stock
    option plan                                                            -               -            (33,251)           -
  Net (loss) for the period                                                -               -                -          (1,827,356)
                                                                    ------------    ------------    ------------       ------------

BALANCE, October 31, 1992                                            23,267,043         232,670      17,981,835        (14,130,705)
  Common stock issued upon exercise of stock options from
    December 16, 1992 to October 22, 1993 under stock option
    Plan                                                              1,032,940          10,330       5,914,480            -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in September 1993                   239,000           2,390         996,774            -
  Net (loss) for the period                                                -               -               -           (2,762,849)
                                                                    ------------    ------------    ------------       ------------

BALANCE, October 31, 1993                                            24,538,983         245,390      24,893,089        (16,893,554)
  Costs incurred in connection with registration of stock
    option plan                                                            -               -           (50,324)            -
  Common stock issued upon exercise of stock options from
    December 22, 1993 to June 14, 1994 under stock option plan          233,200           2,332       1,273,411            -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in July 1994                         65,220             652         371,754            -
  Net (loss) for the period                                               -               -               -              (3,427,517)
                                                                   ------------    ------------    ------------        ------------

BALANCE, October 31, 1994                                            24,837,403         248,374      26,487,930        (20,321,071)



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

                         (Development Stage Enterprise)
                         ------------------------------

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------

                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
                ------------------------------------------------

                          THROUGH OCTOBER 31, 1983 AND
                          ----------------------------

                  FOR THE FOURTEEN YEARS ENDED OCTOBER 31, 1997
                  ---------------------------------------------

                                    Continued
                                    ---------
                                                                                                                      Accumulated
                                                                                                                       (Deficit)
                                                                            Common Stock              Additional        During
                                                                    --------------- ---------------    Paid-in        Development
                                                                        Shares        Par Value        Capital          Stage
                                                                        ------        ---------        -------          -----

  Costs incurred in connection with registration of stock
    option plan                                                           -                  -          (29,759)           -
  Common stock issued upon exercise of stock options from
    February 17, 1995 to October 30, 1995 under stock option plans       980,400           9,804       5,278,824           -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in February, July and
    September 1995                                                       137,300           1,373         755,132           -
  Net (loss) for the period                                               -                  -               -         (2,993,899)
                                                                    ------------    ------------    ------------    --------------

BALANCE, October 31, 1995                                             25,955,103         259,551      32,492,127      (23,314,970)

  Common stock issued upon exercise of stock options from
    November 2, 1995 to June 12, 1996 under stock option plans         2,288,800          22,888      15,843,842            -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in January and March, 1996           138,280           1,383         527,802            -
  Two-for-one stock split (A)                                         28,382,183         283,822        (283,822)           -
  Common stock issued upon exercise of stock options from
    July 8, 1996 to October 30, 1996 under stock option plans            532,500           5,325       1,795,395            -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in July and October, 1996            107,790           1,078         559,262            -
  Net (loss) for the period                                               -               -               -            (5,443,410)
                                                                    ------------    ------------    ------------    --------------

BALANCE, October 31, 1996                                             57,404,656         574,047      50,934,606      (28,758,380)

  Costs incurred in conjunction with registration of stock option
    plan                                                                  -               -              (11,705)           -
  Common stock issued upon exercise of stock options from
    November 25, 1996 to October 6, 1997 under stock option plans        342,700           3,427       1,258,829            -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in March 1997                         98,820             988         502,905            -
  Common stock issued upon purchase of equipment                          15,000             150          74,850            -
  Net (loss) for the period                                               -               -               -            (5,800,575)
                                                                    ------------    ------------    ------------    --------------

BALANCE, October 31, 1997                                             57,861,176    $    578,612    $ 52,759,485    $ (34,558,955)
                                                                    ============    ============    ============    ==============


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



                                 COPYTELE, INC.
                                 --------------

                         (Development Stage Enterprise)
                         ------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                                                                For the Period from
                                                                       For the Years Ended October 31,            November 5, 1982
                                                                --------------- ------------------------------- (inception) through
                                                                     1997            1996             1995        October 31, 1997
                                                                     ----            ----             ----        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payments to suppliers, employees and consultants              $(11,089,765)   $ (4,888,843)    $ (3,274,894)     $ (41,197,498)
  Interest received                                                  917,696         709,700          337,061          4,256,663
                                                                ---------------  ------------     ------------      ---------------
         Net cash (used in) operating activities                 (10,172,069)     (4,179,143)      (2,937,833)       (36,940,835)
                                                                --------------   ------------     ------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of property and equipment                  (448,288)       (418,733)         (90,549)        (1,797,283)
  Disbursements to acquire certificates of deposit and
    marketable securities                                           (970,808)         -                -             (13,045,999)
  Proceeds from maturities of investments                             -               -                -              12,075,191
  Investment made in Joint Venture                                    -             (857,500)        (367,500)        (1,225,000)
                                                                ------------    ------------     ------------       ---------------
         Net cash (used in) investing activities                  (1,419,096)     (1,276,233)        (458,049)        (3,993,091)
                                                                ------------    ------------     ------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock and warrants, net
    of underwriting discounts of $690,000 related to initial
    public offering in October 1983                                   -               -                -              17,647,369
  Proceeds from exercise of stock options and warrants,
    net of registration disbursements                              1,754,444      18,756,975        6,015,374         35,680,358
  Proceeds from sales of common stock by individuals under
    agreements with the Company, net of disbursements made
    by the Company                                                    -               -                -                 298,745
  Disbursements made in conjunction with sales of stock               -               -                -                (362,030)
  Fractional share payments in conjunction with stock split           -               -                -                  (1,345)
                                                                ------------    ------------     ------------       ---------------
         Net cash provided by financing activities                 1,754,444      18,756,975        6,015,374         53,263,097
                                                                ------------    ------------     ------------       ---------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                     (9,836,721)     13,301,599        2,619,492         12,329,171

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                       22,165,892       8,864,293        6,244,801             -
                                                                ------------    ------------     ------------        --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 12,329,171    $ 22,165,892     $  8,864,293      $  12,329,171
                                                                ============    ============     ============       ===============

RECONCILIATION OF NET (LOSS) TO NET CASH
  (USED IN) OPERATING ACTIVITIES:
    Net (loss)                                                  $ (5,800,575)   $ (5,443,410)    $ (2,993,899)     $ (34,558,955)
    Loss from Joint Venture                                          335,391         148,630           17,813            501,834
    Depreciation and amortization                                    257,315         126,231           62,518          1,078,607
    Amortization of discount on marketable securities                (26,365)         -                -
    Decrease (increase) in accrued interest receivable                30,877         (13,100)         (19,165)           (18,429)
   (Increase) in prepaid expenses and other
      current assets                                              (4,475,042)       (325,966)          (6,457)        (4,853,459)
    Decrease (increase) in other assets                              108,476         (70,082)         (58,842)          (119,166)
   (Decrease) increase in accounts payable and accrued
      liabilities related to operating activities                   (602,146)      1,398,554           60,199          1,055,098
                                                                ------------    ------------     ------------      ---------------
         Net cash (used in) operating activities                $(10,172,069)   $ (4,179,143)    $ (2,937,833)     $ (36,940,835)
                                                                 ============    ============     ============      ===============


          The accompanying notes are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------

                         (Development Stage Enterprise)
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                OCTOBER 31, 1997
                                ----------------


(1) Nature of business and funding:
    -------------------------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise whose principal activities include the development, production and marketing of a telephone based multi-functional telecommunications product incorporating the Company's ultra-high resolution E-Paper(TM) flat panel display technology and the operations of Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "SCE"), the Company's 55% owned joint venture in Shanghai, China with Shanghai Electronic Components Corp. ("SECC") and Shanghai International Trade and Developing Corp. ("SIT"). The Company also is continuing its research and development activities for ultra-high resolution video and color flat panel displays. Recently, SECC has agreed to assign its 35% interest in SCE to Shanghai Instrumentation and Electronics Holding Group Company ("SIEC") and SIT. After the assignments, SIEC will own 30%, SIT will own 15% and CopyTele's ownership will remain at 55% of SCE. The assignment has been approved by the Company as well as the board of directors of SCE; however, final approval is pending with the Chinese government.

Since its inception, the Company has had no revenues. The Company has generated limited sales to certain distributors as further discussed in Note 2. Revenue and gross profit recognition on these initial sales have been deferred. There is no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate a profit or that other products will not be produced by other companies that will render the products of the Company and SCE obsolete. The Chairman of the Board, the President and other senior executives are engaged in the management and operations of the Company and SCE, including all aspects of the development, production and marketing of the Company's products and flat panel technology, and are important to the future business and financial arrangements of the Company and SCE.

The Company has received approximately one hundred forty-six patents from the United States Patent and Trademark Office and certain foreign patent offices, expiring at various dates between 2005 and 2015, related to the design, structure and methods of construction of the flat panel, methods of operating the flat panel, particle generation, applications using the flat panel and new applications for SCE's planned products. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. There is no assurance that patents will be obtained for any of the pending applications. In addition, there is no assurance that any patents held or obtained will protect the Company against competitors either with or without litigation. The Company is not aware that MAGICOM(R)2000 is infringing upon the patents of others. There is also no assurance that, if the Company or SCE successfully develops other products, such products will not infringe upon the patents of others, or that the Company and SCE will not have to obtain licenses under patents of others. The Company believes that the aforementioned patents are significant to the future operations of the Company. The Company has also filed or is planning to file patent applications for its solid state and and thin film video color flat panel display technologies currently under development.

During 1995, the Company signed a joint venture contract (the "Joint Venture Contract") with SECC to form a joint venture in Shanghai, China with a 20-year duration. With this agreement, SCE was formed with the Company owning a 55% share in capital, profits and losses. The remaining 45% is owned by the two Chinese companies. SIEC will own 30% of SCE and SIT will own 15% as a result of an assignment agreed to by the Company, SECC and SIT. Reference is made to Note 3 for a further discussion regarding SCE. Pursuant to a Technology License Agreement entered into on the same date as the Joint Venture Contract, the Company has licensed its flat panel application technology to SCE for exclusive use in China. The Company is solely authorized to market Joint Venture products outside of China. The parties to SCE have agreed in principle to increase the investment to a maximum of $25 million, depending upon the nature and extent of business activities. It is contemplated that this capitalization, if necessary, will be financed through a combination of third party borrowings and equity investments contributed by the Company, SIEC and SIT in proportion to their respective equity interests and on terms to be agreed upon. The Company may require additional financing in order to participate in the Joint Venture following its initial capital contributions. No assurance can be given that the Company will be able to raise its share of future capitalization, if necessary, or that adequate financing will be available on terms and conditions favorable to the Company.

The Company has produced a telephone based multi-functional telecommunications product incorporating the Company's flat panel display, called E-Paper(TM), and associated proprietary hardware and software technology, called MAGICOM(R)2000. The product offers many features, including simultaneous voice and electronic handwriting and editing of documents over a single public telephone line, digital voice mail system, full duplex digital speakerphone, sending and receiving fax (full page transmission and paperless reception), electronic handwriting, e-mail communication, data transmission, storage and computer interface, a scanner, as well as personal copying capabilities with the use of a printer developed by the Company, called Magic Printer, and the ability to transmit to a pager using a touch sensitive keyboard screen, all in a compact desktop unit. The inventory levels at SCE at October 31, 1997 have increased significantly over 1996 levels in order to prepare for the production requirements necessary to fulfill anticipated orders in fiscal 1998. The Company believes that the inventory on hand, consisting primarily of component parts, at SCE at October 31, 1997 is realizable and will be used in fiscal 1998 production. The success and profitability of the Company's product will depend upon many factors, including those normally associated with any new product. These factors include the capability of SCE to produce sufficient quantities of MAGICOM(R)2000, the ability of the Company and SCE to maintain an acceptable pricing level to end-users for the product, long-term product performance and the capability of the Company, SCE and its distributors to adequately service the product, the ability of distributors to market their contracted quantities of the product in their respective territories, political and economic stability in targeted marketing territories, and the possible development of competitive products that could render the Company's product obsolete or unmarketable.

The Company has also developed, in conjunction with a Japanese company, a small portable printer called MAGIC PRINTER. The printer is being produced for the Company by the Japanese company and is being marketed by the Company through its distributor and dealer network, including China, for use with MAGICOM(R)2000 or in conjunction with personal or laptop computers.

The Company believes that without taking into consideration anticipated revenues from sales of MAGICOM(R)2000 and Magic Printer, it will have sufficient funds into the first quarter of fiscal 2000 to maintain its present level of development efforts. The National Association of Securities Dealers, Inc. requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain its National Association of Securities Dealers, Inc. Automated Quotation National Market System listing. The Company anticipates that it will seek additional sources of funding, when necessary, to satisfy such requirements or for other purposes. There is no assurance that such funding, if required, will be obtained. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue. See Note 11 for a more complete discussion regarding such waivers.

(2) Summary of significant accounting policies:
    -------------------------------------------

         Revenue recognition-
         --------------------

The Company plans to sell its products through a distributor/dealer network. All of the critical elements of the earnings process will be complete when a distributor/dealer sells these products to end-users. As a result, initial revenue and related gross profit on the sales of these products will be recognized by the Company upon acceptance by the end-users.

         Cash equivalents-
         -----------------

The Company classifies highly liquid investments with original maturities of three months or less at their date of purchase as cash equivalents. These cash equivalents are recorded at cost, which approximates fair market value at October 31, 1997 and 1996, respectively.

         Marketable securities-
         ----------------------

Marketable securities at October 31, 1997, consist of an investment in commercial paper. The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company is required to classify each investment in marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. The Company's investment at October 31, 1997, has been classified as held-to-maturity as the Company has the ability and intent to hold these securities until they mature. As such, in accordance with SFAS No. 115, the investment is presented in the Balance Sheet at its amortized cost as of October 31, 1997, and the discount amortization has been included in earnings for the year ended October 31, 1997. This investment in commercial paper will mature within one year.

         Property and equipment-
         -----------------------

Property and equipment, consisting primarily of engineering equipment, is stated at cost. Depreciation is calculated on a straight-line basis primarily over five years.

         Investment in Joint Venture-
         ----------------------------

The Company controls four of seven votes of the Joint Venture's board of directors. However, decisions involving the Joint Venture require either an unanimous or two-thirds vote of the Joint Venture board of directors. Since the Company has significant influence over the Joint Venture operations but does not have control, the Company has reflected its investment in the Joint Venture under the equity method of accounting.

         Research, development and tooling costs-
         ----------------------------------------

Research, development and tooling costs incurred by the Company are included in selling, general and administrative expenses in the year incurred.

         Income taxes-
         -------------

The Company recognizes deferred tax assets and liabilities for the estimated future tax effects of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         Net (loss) per share of common stock-
         -------------------------------------

Net(loss) per share of common stock has been computed based on the weighted average number of shares outstanding during the periods. Such amounts and shares have been restated for stock splits declared since inception, as more fully described in Note 5. There are no common stock equivalents that have a dilutive effect.

         Recently issued accounting standards-
         -------------------------------------

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this pronouncement to be material to previously reported EPS amounts.

The Company has adopted all other recently issued accounting standards which are applicable, none of which were material to the financial position or results of operations of the Company's financial statements.

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

(3) Investment in Joint Venture:
    ----------------------------

The Company has contributed to SCE $1,225,000 in cash, and technology that has been valued for purposes of the Joint Venture at $700,000. SCE does not reflect the $700,000 in technology as an asset or equity investment in the condensed financial statements presented below. The other parties have contributed cash aggregating $1,575,000. The Company has reflected its investment in SCE under the equity method of accounting (See Note 2) and will recognize losses in SCE to the extent of its cash investment.

Condensed financial information for SCE at October 31, 1997 and 1996 and for the three years ended October 31, 1997, is as follows:


                            Condensed Balance Sheets                            1997              1996
                            ------------------------                            ----              ----
        Cash                                                              $     135,890     $     726,640
        Inventories                                                           4,830,461           240,823
        Other current assets                                                     31,988            25,586
        Land occupancy rights, net of amortization, fixed assets,
          net of depreciation and other non-current assets                    2,197,169         1,792,538
                                                                          -------------     -------------
                 Total Assets                                             $   7,195,508     $   2,785,587
                                                                          =============     =============

        Short term loans                                                  $     500,012     $      -
        Accounts payable and accrued liabilities                                504,269            47,387
        Due to CopyTele, Inc.                                                 4,303,652           240,823
        Capital                                                               1,887,575         2,497,377
                                                                          -------------     -------------
                 Total Liabilities and Capital                            $   7,195,508     $   2,785,587
                                                                          =============     =============

                       Condensed Statements of Operations                       1997             1996              1995
                       ----------------------------------                       ----             ----              ----

        Net Sales                                                         $      -          $      -         $      -
        Operating (Loss)                                                       (599,299)         (289,447)        (35,234)
        Interest Income (Expense)                                               (10,503)           19,211           2,847
                                                                          --------------    -------------    -------------
                 Net (Loss)                                               $    (609,802)    $    (270,236)   $    (32,387)
                                                                          ==============    ==============   =============

The short term loans from a Chinese bank bear interest at a floating rate which is currently approximately 7.4% per annum adjustable quarterly. These loans were extended in December 1997 and will mature in May 1998 through August 1998. These loans are secured by a land-use contract and equipment owned by SCE.

Included in accounts payable and accrued liabilities at October 31, 1997, is approximately $372,000 of advances paid by CopyTele, Inc. towards the purchase of products from SCE.



The cumulative net (loss) incurred by SCE since its inception on April 10, 1995 is $(912,425).

See Note 2 regarding the Company's revenue recognition policy.



         Second Joint Venture-
         ---------------------

The Company entered into a letter of intent in 1996 for the formation of a second joint venture with SECC. In light of the Company's current discussions with SIEC regarding a possible venture for the production and marketing of high technology products, the Company has determined that it is unlikely that it will pursue this second joint venture if a definative agreement is ultimatly reached with SIEC.

(4) Issuance of warrants:
    ---------------------

The Company in conjunction with sales of its common stock issued warrants to members of the immediate families of its Chairman of the Board and its President. In addition, the Company also issued warrants to an unrelated party (which expired in May, 1994) who purchased shares of the Company's common stock and to its former Vice President - Finance. Information regarding these warrants for the three years ended October 31, 1997, after adjustments for anti-dilutive provisions and applicable stock splits, is as follows:

                                                                                                        Current Weighted
                                                                                                        Average Exercise
                                                                                      Shares            Price per Share
                                                                                      ------            ----------------
          Shares covered by warrants at October 31, 1994                             1,338,666              $  3.58
          Warrants exercised                                                          (274,600)             $  2.76
          Warrants expired                                                            (211,400)             $  2.91
                                                                                    ----------
          Shares covered by warrants at October 31, 1995                               852,666              $  3.90
          Warrants exercised                                                          (384,350)             $  2.83
          Warrants expired                                                             (53,200)             $  1.88
                                                                                   -----------
          Shares covered by warrants at October 31, 1996                               415,116              $  5.11
          Warrants exercised                                                           (98,820)             $  5.10
          Warrants expired                                                            (220,296)             $  5.09
                                                                                    ----------
          Shares covered by warrants at October 31, 1997                                96,000              $  5.10
                                                                                   ===========

The exercise price of all of the aforementioned warrants represented the fair market value of the underlying common stock on the day preceding issuance of such warrants. These warrants are exercisable for five years commencing ninety days from the date of issuance. As of October 31, 1997, all of the warrants to purchase shares of common stock issued and outstanding were exercisable.

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

SFAS No. 123, "Accounting for Stock Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, no compensation cost has been recognized by the Company, as all option grants have been made at the fair market value of the Company's stock on the date of grant.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:

                                                            For the Year Ended              For the Year Ended
                                                             October 31, 1997                October 31, 1996
                                                             ----------------                ----------------
          Net Loss:       As Reported                            $(5,800,575)                    $(5,443,410)
                          Pro Forma                             $(15,706,850)                   $(12,755,762)

          Net Loss
          Per Share:      As Reported                                 $(0.10)                         $(0.10)
                          Pro Forma                                   $(0.27)                         $(0.23)



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the years ended October 31, 1997 and 1996, respectively: risk free interest rates of 5.50% and 5.67%; expected dividend yields of 0%; expected lives of 2.86 years; and expected stock price volatility of 73% and 66%. The weighted average fair value of options granted under SFAS No. 123 for the years ended October 31, 1997 and 1996 are $2.34 and $2.43, respectively.

In May 1987 the Company's shareholders approved a stock option plan (the "1987 Plan") which, after giving consideration to the five-for-four and two two-for-one stock splits described in Note 5 as well as an amendment approved by shareholders in May 1990 to increase the number of shares issuable under the 1987 Plan, provided for the granting of stock options to purchase 9,000,000 shares of common stock of the Company. The 1987 Plan provided for the granting of incentive stock options to key employees and nonqualified options to key employees, consultants and directors of the Company. The option price was determined by the Board of Directors, but with respect to incentive stock options the option price could not be less than the fair market value at the date of grant. The stock options are exercisable over a period not to exceed 10 years, also as determined by the Board of Directors. In July 1992, the Company registered the shares of common stock covered by the 1987 Plan. Upon the approval of the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan") by the Company's shareholders in July 1993, the 1987 Plan was terminated with respect to the grant of future options.

Information regarding the 1987 Plan for the three years ended October 31, 1997 is as follows:

                                                                                                 Current Weighted
                                                                                                 Average Exercise
                                                                               Shares            Price Per Share
                                                                               ------            ---------------
            Shares Under Option at October 31, 1994                           3,375,720                 $3.48
            Exercised                                                        (1,262,000)                $2.67
            Canceled                                                           (345,600)                $3.78
                                                                           ------------
            Shares Under Option  at October 31, 1995                          1,768,120                 $3.99
            Exercised                                                        (1,013,760)                $3.46
                                                                            -----------
            Shares Under Option at October 31, 1996                             754,360                 $4.75
            Exercised                                                           (68,200)                $2.93
                                                                           ------------
            Shares Under Option and Exercisable at October 31, 1997             686,160                 $4.93
                                                                           ============                 =====

The following table summarizes information about stock options outstanding at October 31, 1997:


                                              Options Outstanding                                   Options  Exercisable
                         --------------------------------------------------------------     ----------------------------------

                                 Number          Weighted Average                                Number
             Range of         Outstanding           remaining           Weighted Average       Exercisable       Weighted Average
         Exercise Prices      at 10/31/97        Contractual Life        Exercise Price        at 10/31/97        Exercise Price
         ---------------      -----------        ----------------        ----------------      ------------      ----------------
        $2.47 to $3.09            157,600               1.73                    $2.94             157,600              $2.94

        $4.19 to $5.63            508,560               4.92                    $5.47             508,560              $5.47

        $6.94                      20,000               4.21                    $6.94              20,000              $6.94



The exercise price with respect to all of the options granted under the 1987 Plan from its inception was at least equal to the fair market value of the underlying common stock on the date of grant. As of October 31, 1997, all of the options to purchase shares of common stock granted and outstanding under the 1987 Plan were exercisable.

On July 14, 1993, the Company's shareholders approved the 1993 Plan, which had been adopted by the Company's Board of Directors on April 28, 1993. The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares of the Company's common stock available for issuance pursuant to grants thereunder from 6 million shares to 20 million shares after giving consideration to the two-for-one stock split in 1996. The 1993 Plan provides for the granting of stock options to purchase shares of common stock of the Company or stock appreciation rights up to the aggregate of 20 million shares. Incentive options and rights may be granted to key employees and nonqualified options and rights may be granted to key employees and consultants of the Company. As amended, nonqualified options to purchase 40,000 shares of common stock will be granted annually to each re-elected nonemployee director of the Company and 20,000 shares to each newly elected nonemployee director. The 1993 Plan is administered by the Stock Option Committee, which determines the option price, term and provisions of each option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares and incentive stock options will not be exercisable for more than 10 years.

Information regarding the 1993 Plan for the three years ended October 31, 1997 is as follows:

                                                                                                   Current Weighted
                                                                                                   Average Exercise
                                                                                   Shares           Price Per Share
                                                                                   ------          ----------------
              Shares Under Option at October 31, 1994                            4,462,000               $5.68
              Granted                                                            5,250,000               $3.30
              Exercised                                                           (698,800)              $2.74
              Canceled                                                            (120,000)              $4.28
                                                                                ------------
              Shares Under Option at October 31, 1995                            8,893,200               $4.52
              Granted                                                            4,578,000               $5.17
              Exercised                                                         (4,096,340)              $3.46
              Canceled                                                            (200,000)              $4.78
                                                                                ------------
              Shares Under Option at October 31, 1996                            9,174,860               $5.32
              Granted                                                            2,905,500               $4.73
              Exercised                                                           (274,500)              $3.87
              Canceled                                                            (265,500)              $5.87
                                                                                ------------
              Shares Under Option at October 31, 1997                           11,540,360               $5.19
                                                                                ============             =====
              Options Exercisable at October 31, 1997                            9,497,360               $5.30
                                                                                ============             =====

                                      F-17


The following table summarizes information about stock options outstanding at October 31, 1997:


                                             Options Outstanding                                       Options Exercisable
                          -------------------------------------------------------------   -----------------------------------

                              Number          Weighted Average                                  Number
           Range of         Outstanding          remaining            Weighted Average        Exercisable        Weighted Average
       Exercise Prices      at 10/31/97       Contractual Life         Exercise Price         at 10/31/97         Exercise Price
       ---------------      -----------       -----------------       ----------------       -------------       ----------------
      $2.81 to $3.94         1,334,000               7.36                    $3.27               1,334,000              $3.27

      $4.38 to $6.38         8,086,360               8.22                    $5.06               6,043,360              $5.18

      $6.88 to $8.50         2,120,000               5.70                    $6.93               2,120,000              $6.93



The exercise price with respect to all of the options granted under the 1993 Plan from its inception was at least equal to the fair market value of the underlying common stock on the grant date. At October 31, 1997, 3,390,000 options were available for future grants under the 1993 Plan.

In November 1997, the Company granted 1,360,000 options to purchase the Company's common stock pursuant to the 1993 Plan.

(8) Commitments and contingencies:
    ------------------------------

         Leases-
         -------

The Company leases space at its principal location for office and laboratory research facilities from an unrelated party. The current lease is for approximately 10,000 square feet and expires on November 30, 1998. The lease now contains base rentals of approximately $166,000 per annum, as well as escalation clauses for increases in certain operating costs, for a total cost aggregating approximately $173,000 per annum.

In February 1996, the Company entered into a five-year lease with an unrelated party for approximately 2,300 square feet of office space. The lease expires on June 30, 2001 and is non-renewable. It has a base rent of approximately $51,000 per annum for the first two years and approximately $56,000 per annum thereafter. In October 1996, the Company entered into a third lease with another unrelated party for approximately 2,000 square feet of office and laboratory space near its principle offices. In May 1997, this lease was modified to add an additional facility of approximately 5,000 square feet of rental space and extend the lease to June 30, 2000. The modified lease provides for escalating base rents of approximately $46,000, $48,000 and $50,000, respectively, for each year beginning July 1, 1997.

Rent expense for the years ended October 31, 1997, 1996, 1995 and for the period from November 5, 1982 (inception) through October 31, 1997 was approximately $269,000, $215,000, $130,000 and $1,824,000, respectively.

         Key-man life insurance-
         -----------------------

The Company maintains key-man life insurance, aggregating $1,500,000 insuring the lives of its Chairman of the Board and its President. The Company is the beneficiary under these policies. Annual expenses relating to the maintenance of this insurance aggregated approximately $34,000.

(9) Employees' pension plan:
    ------------------------

The Company adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of its present employees. Contributions, which are made to a trust, are based upon specified percentages of compensation, as defined in the plan. Pension cost, which approximated $102,000, $70,000, $50,000 and $545,000 for the years ended October 31, 1997,
1996 and 1995 and for the period from the inception of the plan through October 31, 1997, respectively, has been accrued and funded on a current basis.

(10) Income taxes:
     -------------

At October 31, 1997, the Company had tax net operating loss and tax credit carryforwards of approximately $61,077,000 and $1,499,000 respectively, available, within statutory limits (expiring at various dates between 1998 and 2012), to offset future regular Federal corporate taxable income and taxes payable. The principle differences between the net loss for financial statement purposes and the tax net operating loss attributable to the year ended October 31, 1997 were deductions for tax purposes of option holders' income related to stock option exercises aggregating approximately $900,000. If the tax benefits are ultimately realized relating to deductions of option holders' income, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

The Company had tax net operating loss and tax credit carryforwards of approximately $56,278,000 and $114,000 respectively, at October 31, 1997, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 1998 and 2012 and the tax credit carryforwards expire between 1999 and 2007.

Deferred tax benefits at October 31, 1997 and 1996, which are fully offset by valuation allowances, primarily represent the estimated future tax effects of Federal and State net operating loss and tax credit carryforwards aggregating approximately $28,295,000 and $25,308,000, respectively.

During the period from November 5, 1982 (inception) through October 31, 1997, the Company incurred no Federal and no material State income taxes.

(11) Selling, general and administrative expenses:
    ----------------------------------------------

While there is no formal agreement, the Company's Chairman of the Board and its President have waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1985. The aggregate annual expenses for these individuals at the time of such waivers were approximately $325,000.

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