Form 10-Q
period 1998-01-31
COPYTELE INC
filed 1998-03-17
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    January 31, 1998
                                 ------------------

Commission file number     0-11254
                          ---------

                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             11-2622630
------------------------------                             ------------------
(State or other jurisdiction of                            (I.R.S. employer
 incorporation or organization)                            identification no.)


      900 Walt Whitman Road
      Huntington Station, NY                                     11746
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

Number of shares of common stock, par value,
$.01 per share, outstanding as of March 10, 1998:             57,861,176 shares
                                                             ------------------

                                TABLE OF CONTENTS
                                -----------------


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Balance Sheets (Unaudited) as of January 31, 1998 and October 31, 1997

         Condensed Statements of Operations (Unaudited) for the three months ended January 31, 1998 and January 31, 1997, and for the period from November 5, 1982 (Inception) through January 31, 1998

         Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through January 31, 1998

         Condensed Statements of Cash Flows (Unaudited) for the three months ended January 31, 1998 and January 31, 1997, and for the period from November 5, 1982 (Inception) through January 31, 1998

         Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         Signatures.

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.
       ----------------------

                                              COPYTELE, INC.
                                              --------------
                                      (Development Stage Enterprise)
                                      ------------------------------
                                   CONDENSED BALANCE SHEETS (UNAUDITED)
                                   ------------------------------------


                                                                                         January 31,           October 31,
                                          ASSETS                                            1998                  1997
                                          ------                                         -----------          ------------

CURRENT ASSETS:
 Cash (including cash equivalents and interest bearing accounts of
   $10,997,579 and $11,977,526, respectively)                                          $11,186,456             $12,329,171
 Marketable securities, at amortized cost                                                     -                    997,173
 Accrued interest receivable                                                                12,837                  18,429
 Prepaid expenses and other current assets (including amounts due from
   Joint Venture of approximately $4,627,000 and $4,304,000, respectively)               5,509,885               4,853,459
                                                                                      -------------            ------------
                                                                                        16,709,178              18,198,232

PROPERTY AND EQUIPMENT (net of accumulated depreciation
   and amortization of $1,133,767 and $1,062,949, respectively)                            926,675                 947,643
INVESTMENT IN JOINT VENTURE (Note 2)                                                       586,587                 723,166
OTHER ASSETS                                                                               105,197                 119,166
DEFERRED TAX BENEFITS (net of valuation allowance of $29,107,000
   and $28,295,000, respectively)                                                             -                      -
                                                                                       -------------          -------------
                                                                                       $18,327,637             $19,988,207
                                                                                      ==============          =============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                               $1,305,621              $1,209,065
                                                                                      --------------          --------------

SHAREHOLDERS' EQUITY:
 Preferred stock, par value $100 per share; authorized 500,000 shares;
   no shares outstanding                                                                      -                      -
 Common stock, par value $.01 per share; authorized 240,000,000 shares;
   57,861,176 shares outstanding                                                           578,612                 578,612
 Additional paid-in capital                                                             52,939,185              52,759,485
 Accumulated (deficit) during development stage                                        (36,495,781)            (34,558,955)
                                                                                      --------------         ---------------
                                                                                        17,022,016              18,779,142
                                                                                      --------------         ---------------
                                                                                       $18,327,637             $19,988,207
                                                                                      ==============         ===============



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


                                                           COPYTELE, INC.
                                                           --------------
                                                   (Development Stage Enterprise)
                                                   ------------------------------
                                           CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                           ----------------------------------------------



                                                                                                               For the period from
                                                                   For the three months                          November 5,1982
                                                                     ended January 31,                            (inception)
                                                       ----------------------------------------------               through
                                                                1998                      1997                 January 31, 1998
                                                           -----------               -------------             -----------------


SALES                                                     $     -                     $      -                    $      -

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES,
  (including research and development
  expenses of approximately $1,100,000,
  $898,000 and $25,485,000,respectively)                      1,958,397                  1,562,504                   40,316,974
                                                           -------------             --------------             ----------------


LOSS FROM JOINT VENTURE                                         136,579                     69,017                      638,413
                                                           -------------             --------------             ----------------

INTEREST INCOME                                                 158,150                    261,076                    4,459,606
                                                           -------------             --------------             ----------------

NET (LOSS)                                                  ($1,936,826)               ($1,370,445)                ($36,495,781)
                                                           =============             ==============             ================

NET (LOSS) PER SHARE OF COMMON STOCK                             ($0.03)                    ($0.02)                      ($0.79)
                                                           =============             ==============             ================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                             57,861,176                 57,423,102                   46,097,326
                                                           =============             ==============             ================


     The accompanying notes to condensed financial statements are an integral part of these statements.









                                                           COPYTELE, INC.
                                                           --------------
                                                   (Development Stage Enterprise)
                                                   ------------------------------
                                            CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                            -------------------------------------------
                       FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JANUARY 31, 1998 (UNAUDITED)
                       -------------------------------------------------------------------------------------


                                                                                                                      Accumulated
                                                                                                                       (Deficit)
                                                                                                  Additional            During
                                                                         Common Stock              Paid-in            Development
                                                                    Shares        Par Value        Capital               Stage
                                                                  --------------------------    ------------        ---------------

BALANCE, November 5, 1982 (inception)                                  -          $    -         $      -              $     -
Sale of common stock, at par, to incorporators on
 November 8, 1982                                                1,470,000          14,700              -                    -
Sale of common stock, at $.10 per share, primarily to
  officers and employees from November 9, 1982 to
  November 30, 1982                                                390,000           3,900           35,100                  -
Sale of common stock, at $2 per share, in private
  offering from  January 24, 1983 to March 28, 1983                250,000           2,500          497,500                  -
Sale of common stock, at $10 per share, in public
  offering on October 6, 1983, net of underwriting
  discounts of $1 per share                                        690,000           6,900        6,203,100                  -
Sale of 60,000 warrants to representative of
  underwriters, at $.001 each, in conjunction with public
  offering                                                             -                -                60                  -
Costs incurred in conjunction with private and public
  offerings                                                            -                -          (362,030)                 -
Common stock issued, at $12 per share, upon exercise
  of 57,200 warrants from February 5, 1985 to
  October 16, 1985, net of registration costs                       57,200             572          630,845                  -
Proceeds from sales of common stock by individuals
  from January 29, 1985 to October 4, 1985 under
  agreements with the Company,  net of costs incurred
  by the Company                                                       -                -           298,745                  -
Restatement as of October 31, 1985 for three-for-one
  stock split                                                    5,714,400          57,144          (57,144)                 -
Common stock issued, at $4 per share, upon exercise
  of 2,800 warrants in December 1985                                 8,400              84           33,516                  -
Sale of common stock, at market, to officers on January 9,
  1987 and April 22, 1987 and to members of their
  immediate families on July 28, 1987                               67,350             674          861,726                  -
Restatement as of July 31, 1987 for five-for-four
  stock split                                                    2,161,735          21,617          (21,617)                 -
Fractional share payments in conjunction with
  five-for-four stock split                                            -                -            (1,345)                 -
Sale of common stock, at market, to members of
  officers' immediate families from September 10,1987
  to December 4, 1990 and to officers on October 29, 1987
  and February 26, 1989                                            628,040           6,280        6,124,031                  -
Sale of common stock, at market, to senior
  level personnel on February 26, 1989                              29,850             299          499,689                  -

                                                                                                                          Continued










                                                           COPYTELE, INC.
                                                           --------------
                                                   (Development Stage Enterprise)
                                                   ------------------------------
                                            CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                            -------------------------------------------
                       FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JANUARY 31, 1998 (UNAUDITED)
                       -------------------------------------------------------------------------------------


                                                             Continued
                                                             ---------



                                                                                                                       Accumulated
                                                                                                                         (Deficit)
                                                                                                  Additional              During
                                                                         Common Stock              Paid-in             Development
                                                                   Shares         Par Value        Capital                 Stage
                                                               -----------------------------   -----------------    ----------------

Sale of common stock, at market, to unrelated party on
  February 26, 1989 amended on March 10, 1989                      35,820              358            599,627              -
Restatement as of January 31, 1991 for
  two-for-one stock split                                      11,502,795          115,028           (115,028)             -
Sale of common stock, at market, to members of officers'
  immediate families from April 26, 1991 to October 27,
  1992                                                            261,453            2,615          2,788,311              -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates from September 1993 through March 1996                    579,800            5,798          2,651,462              -
Common stock issued upon exercise of stock options
  from December 16, 1992 to June 12, 1996                       4,535,340           45,353         28,197,223              -
Restatement as of June 17, 1996 for two-for-one
  stock split                                                  28,382,183          283,822           (283,822)             -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates in July and October, 1996, and March 1997                 206,610            2,066          1,062,167              -
Common stock issued upon exercise of stock options
  from July 8, 1996 to October 6, 1997 under stock option
  plans, net of  registration costs                               875,200            8,752          3,042,519              -
Common stock issued upon purchase of equipment                     15,000              150             74,850              -
Stock options granted to consultants                                  -                 -             179,700              -
Accumulated (deficit) during development stage                        -                 -                -            ($36,495,781)
                                                              ------------     -------------    ---------------      --------------
BALANCE, January 31, 1998                                      57,861,176         $578,612        $52,939,185         ($36,495,781)
                                                              ============     =============    ===============      ==============

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


                                                           COPYTELE, INC.
                                                           --------------
                                                   (Development Stage Enterprise)
                                                   ------------------------------
                                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           ----------------------------------------------


                                                                          For the three
                                                                          months ended                         For the period from
                                                                           January 31,                           November 5, 1982
                                                          ----------------------------------------------       (inception) through
                                                                 1998                       1997                 January 31, 1998
                                                          --------------------       -------------------     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
  consultants                                                 ($2,049,250)               ($2,925,181)             ($43,246,748)
Interest received                                                 190,107                    300,941                 4,446,769
                                                          --------------------       -------------------     -----------------------
Net cash (used in) operating activities                        (1,859,143)                (2,624,240)              (38,799,979)
                                                          --------------------       -------------------     -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
  equipment                                                      (254,380)                  (225,653)               (2,051,662)
Disbursements to acquire certificates of deposit and
  corporate notes and bonds                                          -                          -                  (13,045,999)
Proceeds from maturities of investments                           970,808                       -                   13,045,999
Investment made in Joint Venture                                     -                          -                   (1,225,000)
                                                          --------------------       -------------------     -----------------------
Net cash (used in) investing activities                           716,428                   (225,653)               (3,276,662)
                                                          --------------------       -------------------     -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants, net of
  underwriting discounts of $690,000 related to initial
  public offering in October 1983                                     -                         -                   17,647,369
Proceeds from exercise of stock options and warrants,
  net of registration disbursements                                   -                      230,295                35,680,358
Proceeds from sales of common stock by
  individuals under agreements with the
  Company, net of disbursements made by the
  Company                                                             -                          -                     298,745
Disbursements made in conjunction with sales
  of stock                                                            -                          -                    (362,030)
Fractional share payments in conjunction with
  stock split                                                         -                          -                      (1,345)
                                                          --------------------       -------------------     -----------------------
Net cash provided by financing activities                             -                      230,295                53,263,097
                                                          --------------------       -------------------     -----------------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                             (1,142,715)                (2,619,598)               11,186,456

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          12,329,171                 22,165,892                      -
                                                          --------------------       -------------------     -----------------------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                      $11,186,456                $19,546,294               $11,186,456
                                                          ====================       ===================     =======================

                                                                                                                          Continued











                                                           COPYTELE, INC.
                                                           --------------
                                                   (Development Stage Enterprise)
                                                   ------------------------------
                                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           ----------------------------------------------

                                                              Continued
                                                              ---------


                                                                     For the three
                                                                      months ended                           For the period from
                                                                      January 31,                              November 5, 1982
                                                      ---------------------------------------------          (inception) through
                                                             1998                     1997                     January 31, 1998
                                                      --------------------     --------------------       -------------------------
RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
  OPERATING ACTIVITIES:
Net (loss)                                                 ($1,936,826)             ($1,370,445)                 ($36,495,781)
Stock options granted to consultants                           179,700                     -                          179,700
Loss from Joint Venture                                        136,579                   69,017                       638,413
Depreciation and amortization                                   70,818                   63,304                     1,149,425
Decrease (Increase) in accrued interest
   receivable                                                    5,592                   39,865                       (12,837)
Amortization of discount on marketable
   securities                                                   26,365                     -                              -
(Increase) in prepaid expenses and other
   current assets                                             (656,426)              (1,106,365)                   (5,509,885)
Decrease (Increase) in other assets                             13,969                   55,223                      (105,198)
Increase (Decrease)  in accounts payable and
   accrued liabilities related to operating
   activities                                                  301,086                 (374,839)                    1,356,184
                                                      --------------------     --------------------       -------------------------
Net cash (used in) operating activities                    ($1,859,143)             ($2,624,240)                 ($38,799,979)
                                                      ====================     ====================       =========================


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

                                 COPYTELE, INC.
                                 --------------

                         (Development Stage Enterprise)
                         ------------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                          JANUARY 31, 1998 (UNAUDITED)
                          ----------------------------


(1)  Summary  of  significant   accounting   policies  and  other   disclosures:
     ---------------------------------------------------------------------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise whose principal activities include the development, production and marketing of a telephone based multi-functional telecommunications product, called MAGICOM(R) 2000, incorporating the Company's ultra-high resolution E-Paper(TM) flat panel display technology and the operations of Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "SCE"), the Company's 55% owned joint venture in Shanghai, China with Shanghai Electronic Components Corp. ("SECC") and Shanghai International Trade and Developing Corp. ("SIT"). The Company also is continuing its research and development activities for ultra-high resolution video and color flat panel displays. SECC has agreed to assign its 35% interest in SCE to Shanghai
Instrumentation and Electronics Holding Group Company ("SIEC") and SIT. After the assignments, SIEC will own 30%, SIT will own 15% and the Company's ownership will remain at 55% of SCE. The assignment has been approved by the Company as well as the board of directors of SCE; however, final approval is pending with the Chinese government.

Reference is made to the October 31, 1997 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, for more extensive disclosures than contained in these condensed financial statements.

The Company is producing its telephone based multi-functional telecommunications product, called MAGICOM(R) 2000, incorporating the Company's flat panel display, called E-Paper(TM), and associated proprietary hardware and software technology and marketing the product through its United States and international distributor/dealer network The Company has also developed, in conjunction with a Japanese company, a small portable printer called Magic Printer. The printer is being produced for the Company by the Japanese company and is also being marketed through the Company's marketing network, including in China, for use with MAGICOM(R) 2000 or in conjunction with personal or laptop computers.

The success and profitability of the Company's products will depend upon many factors, including those normally associated with any new product. These factors include the capability of SCE and the Japanese company to produce sufficient quantities of MAGICOM(R) 2000 and Magic Printer, respectively; the ability of the Company and SCE to maintain an acceptable pricing level to end-users for the products; long-term product performance and the capability of the Company, SCE and its distributors to adequately service the products; the ability of distributors to market their contracted quantities of the products in their respective territories; political and economic stability in targeted marketing territories; and the possible development of competitive products that could render the Company's product obsolete or unmarketable.

The information contained herein for the three month periods ended January 31, 1998 and 1997 and for the period from November 5, 1982 (inception) through January 31, 1998 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included. The results of operations for interim periods may not necessarily reflect the annual operations of the Company.

In March 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The net loss per share reported by the Company is only Basic EPS as the impact of any common stock equivalents would have an anti-dulitive effect due to the net loss incurred in the period. The impact of the adoption of this statement was not material to previously reported EPS amounts.

The  amounts  due  from  the  Joint  Venture  of  approximately  $4,627,000  and
$4,304,000, respectively, on the accompanying Condensed Balance Sheets represents parts inventory, such as the flat panel assembly components, purchased by the Company on behalf of SCE which are incorporated into the MAGICOM(R) 2000 product.

(2)  Investment in Joint Venture:
     ----------------------------

The Company has contributed to SCE $1,225,000 in cash, and technology that has been valued for purposes of the Joint Venture at $700,000. SCE does not reflect the $700,000 in technology as an asset or equity investment in the condensed financial statements presented below. The other parties have contributed cash aggregating $1,575,000. The Company has reflected its investment in SCE under the equity method of accounting and will recognize losses in SCE to the extent of its cash investment.

Condensed financial information for SCE at January 31, 1998 and October 31, 1997 and for the three months ended January 31, 1998 and 1997 is as follows:



                           Condensed Balance Sheets                          January 31,              October 31,
                           -------------------------                             1998                    1997
                                   (Unaudited)                            -----------------       -------------------

        Cash                                                                  $   44,718             $  135,890
        Inventories                                                            4,715,542              4,830,461
        Other current assets                                                      62,929                 31,988
        Land occupancy rights, net of amortization; fixed assets,
          net of depreciation and other non-current assets                     2,165,525              2,197,169
                                                                          -----------------       -------------------
                 Total Assets                                                 $6,988,714             $7,195,508
                                                                          =================       ===================

        Short term loans                                                      $  499,964             $  500,012
        Accounts payable and accrued liabilities                                 222,440                504,269
        Due to CopyTele, Inc.                                                  4,627,061              4,303,652
        Capital                                                                1,639,249              1,887,575
                                                                          =================       ===================
                 Total Liabilities and Capital                                $6,988,714             $7,195,508
                                                                          =================       ===================


                                                                                    For the three months ended
                                                                          -------------------------------------------
                       Condensed Statements of Operations                    January 31,              January 31,
                       ----------------------------------                       1998                     1997
                                   (Unaudited)                            -----------------       -------------------


        Net Sales                                                              $   -                   $   -
        Operating (Loss)                                                       (243,266)               (129,653)
        Other Income (Expense)                                                   (5,060)                  4,167
                                                                          =================       ===================
                 Net (Loss)                                                   ($248,326)              ($125,486)
                                                                          =================       ===================


The short term loans from a Chinese bank bear interest at a floating rate which is currently approximately 7.4% per annum adjustable quarterly. These loans were extended in December 1997 and will mature May 1998 through August 1998. These loans are secured by a land-use contract and equipment owned by SCE.

Included in accounts payable and accrued liabilities at January 31, 1998 and October 31, 1997, are approximately $103,000 and $372,000, respectively, of advances paid by the Company towards the purchase of products from SCE.

The cumulative net (loss) incurred by SCE since its inception on April 10, 1995 is ($1,160,751).

(3)  Stock option plans:
     -------------------

The Company has two stock option plans, the 1987 Stock Option Plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), and the CopyTele, Inc. 1993 Stock Option Plan, adopted by the Board of Directors on April 28, 1993 (the "1993 Plan").

SFAS No. 123, "Accounting for Stock Based Compensation", encourages, but does not require companies to record compensation cost for stock- based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, no compensation cost has been recognized by the Company, as all option grants to employees have been made at the fair market value of the Company's stock on the date of grant.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:


                                                  For the Three Months                   For the Three Months
                                                  Ended January 31, 1998                 Ended January 31, 1997
                                             --------------------------------       -------------------------------

          Net Loss:       As Reported                   ($1,936,826)                           ($1,370,445)

                          Pro Forma                     ($3,193,297)                           ($4,352,009)

          Net Loss
          Per Share:      As Reported                        ($0.03)                                ($0.02)

                          Pro Forma                          ($0.06)                                ($0.08)


Options granted to non-employee consultants are accounted for using the fair-value method required by SFAS No. 123. Compensation expense for consultants recognized in the three months ended January 31, 1998 was approximately $180,000, and is included in general and administrative expenses for the period. No such costs were incurred in the three month period ended January 31, 1997.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months ended January 31, 1998 and 1997, respectively: risk free interest rates of 5.50% and 6.24%; expected dividend yields of 0%; expected lives of 2.86 and 1.62 years; and expected stock price volatility of 68% and 73%. The weighted average fair value of options granted under SFAS No. 123 for the three months ended January 31, 1998 and 1997 are $1.62 and $2.27, respectively.

During the period from November 1, 1997 to January 31, 1998 there were no stock options exercised, granted or canceled under the 1987 Plan. At January 31, 1998, 686,160 shares were under option, all of which are exercisable. The current weighted average exercise price per share is $4.93.

The exercise price with respect to all of the options granted under the 1987 Plan from its inception was at least equal to the fair market value of the underlying common stock on the date of grant. Upon the approval of the 1993 Plan by the Company's shareholders in July 1993, the 1987 Plan was terminated with respect to the grant of future options.

The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares of the Company's Common Stock available for issuance pursuant to grants thereunder from 6 million to 20 million, as adjusted for the two-for-one stock split declared in May 1996. Information regarding the 1993 Plan from October 31, 1997 to January 31, 1998 is presented in the table and narrative below:



                                                                                              Current Weighted
                                                                                              Average Exercise
                                                                           Shares             Price Per Share
                                                                       -------------        -------------------

              Shares Under Option at October 31, 1997                    11,540,360               $5.19
                Granted                                                   1,360,000               $3.38
                Canceled                                                   (120,000)              $4.68
                                                                       --------------
              Shares Under Option at January 31, 1998                    12,780,360               $5.01
                                                                       ==============
              Options Exercisable at January 31, 1998                    10,930,360               $5.20
                                                                       ==============


The exercise price with respect to all of the options granted under the 1993 Plan from its inception was at least equal to the fair market value of the underlying common stock on the grant date. At January 31, 1998, 2,150,000 options were available for future grants under the 1993 Plan.

(4)  Warrants to purchase common stock:
     ----------------------------------

Warrants previously issued by the Company were primarily to members of the immediate families of its Chairman of the Board and its President in conjunction with the sale of its Common Stock. The exercise price of each warrant was equal to at least the fair market value of the underlying common stock on the date of issuance of such warrant. At October 31, 1997, after adjustments for anti-dilution provisions and all applicable stock splits, there were 96,000 shares covered by warrants with a weighted average exercise price of $5.07 per share. During the period from November 1, 1997 to January 31, 1998, these warrants expired, therefore at January 31, 1998, there were no shares covered by warrants.

         Item 2.  Management's Discussion and Analysis of Financial
                  -------------------------------------------------
                      Condition and Results of Operations.
                      ------------------------------------

The Company is a development stage enterprise that was incorporated on November 5, 1982. The Company is producing its products and selling them to end-users through its distributor/dealer network. Although limited sales to end-users have been made to date by the distributors and dealers, the Company has deferred revenue recognition on these sales to distributors and dealers pending sustained acceptance of its products by the end-users. Prior to these limited sales the Company had no revenues from sales to support its operations since its inception. The Company's principal activities include the development, production and marketing of a telephone based multi-functional telecommunications product, called MAGICOM(R) 2000, incorporating the Company's ultra-high resolution E-Paper(TM) Flat Panel Display technology and the operations of SCE, the Company's 55% owned joint venture in Shanghai, China which is accounted for under the equity method of accounting. The Company is also marketing a small portable printer called Magic Printer and is continuing its research and development activities for ultra-high resolution video and color flat panel displays. There can be no assurance, however, that the Company's efforts in these areas will be successful. There is also no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render the products of the Company or SCE obsolete or unmarketable.

The Company announced in December of 1997 that it is engaged in preliminary discussions with SIEC. The present intentions of the companies as set forth in a non-binding letter of intent is to mutually cooperate to develop, produce and market high technology products, under mutually acceptable terms, using the Company's overall flat panel and associated technology. The parties also intend to cooperate to mutually market certain of SIEC's products, to be enhanced by the Company's technology, outside of China. In order to share in their respective efforts, the companies are attempting to devise and agree upon a means to share an interest in each other's company. It is presently contemplated that the Company would issue common stock in an amount representing less than 20% of its currently outstanding shares in exchange for an interest in SIEC's holdings. The companies are in discussions concerning the details of this possible arrangement, although it is expected to take a number of months before the parties could enter into a final, binding agreement. There can be no assurance that the parties will be able to arrive at mutually acceptable agreements or obtain the requisite governmental approvals. Among the issues to be finalized are those concerning the valuation of CopyTele's shares, the form, structure and valuation of the interest in SIEC's holdings that would be exchanged for CopyTele's shares, the nature and structure of the venture, the specific products to be developed for sale and the likely timetable for implementing the venture. As previously disclosed, the Company entered into a letter of intent in 1996 for the formation of a second joint venture with SECC. In light of the Company's current discussions with SIEC, however, the Company has determined that it is unlikely that it will pursue this second joint venture if a definitive agreement is ultimately reached with SIEC.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's condensed financial statements and the notes thereto.

Safe Harbor Statement Under the Private Securities Litigation Reform Act
of 1995
-------

Certain   statements  in  this   Quarterly   Report  on  Form  10-Q   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See Note 1 to the condensed financial statements in this Form 10-Q and "Business" and Note 1 to the Company's Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

Results of Operations
---------------------

Selling, general and administrative expenses including the loss from SCE, for the three month periods ended January 31, 1998 and 1997 and for the period from November 5, 1982 (inception) through January 31, 1998 were approximately $2,095,000, $1,632,000, and $40,955,000, respectively. These amounts include research, development and tooling costs of approximately $1,100,000, $898,000, and $25,485,000 respectively, as well as normal operating expenses.

Selling, general and administrative expenses including the loss from SCE, increased approximately $463,000 during the three months ended January 31, 1998 as compared to the same period in 1997 resulting primarily from increases in expenses for salaries, losses from joint venture operations, costs associated with stock based compensation to consultants, professional fees, engineering costs, and to a lesser extent, communication costs and rents. Salaries increased in the 1998 period over the 1997 period as a result of the Company hiring additional marketing and engineering personnel. The Company's portion of SCE's loss increased over the prior year from $69,000 in fiscal 1997 compared to $137,000 in fiscal 1998 as a result of manufacturing costs being absorbed over a limited quantity of product produced and initial marketing costs. Marketing related costs, including travel, decreased in the current period as the Company's higher start up costs were absorbed in the prior year's period. Telecommunication costs and rents increased to a lesser extent over the prior year's period as compared to other cost increases. Engineering supplies increased primarily as a result of the implementation of engineering changes to MAGICOM(R) 2000. Included in the increase was the cost to eliminate obsolete components which was offset somewhat by reduced purchases of panels and chip drivers used for testing and evaluation purposes, and the purchase of MAGICOM(R) 2000 units from SCE for similar purposes. A decrease in workers' compensation costs was offset by an increase in pension and other group insurance cost as a result of the addition of new personnel. Professional fees increased in the aggregate during the 1998 fiscal year as a result of higher legal and accounting expense associated with the Joint Venture and the Company's potential agreement with SIEC, but were offset by a decrease in patent related costs. A non-cash expense of approximately $180,000 was charged to earnings for stock based compensation to consultants with an offset to Paid-In Capital.

While there are no formal agreements, the Company's Chairman of the Board and its President have waived salary and related pension benefits for an undetermined period of time commencing November 1985. Four other individuals, including an officer and three senior level personnel, then employed at the Company, waived salary and related pension benefits from January 1987 through December 1990. While there are no formal agreements, commencing January 1991 these individuals waived such rights for an undetermined period of time and they did not receive salary or related pension benefits through December 1992. The Company's Chairman of the Board, its President and the three senior level personnel continued to waive such rights commencing in January 1993 for an undetermined period of time. Since February 1993, one additional employee is also currently waiving such salary and benefit rights for an undetermined period of time.

The decrease in interest income of approximately $103,000 during the three months ended January 31, 1998 as compared to the same period in 1997 resulted primarily from a decrease in average funds available for investment. Funds available for investment during the fiscal 1998 and 1997 three month comparison, on a monthly weighted average basis, were approximately $11,377,000 and $20,204,000, respectively. The investment instruments selected by the Company are principally money market accounts and commercial paper.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has met its liquidity and capital expenditure needs primarily from the proceeds of sales of its common stock in its initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, upon the exercise of stock options pursuant to the 1987 Plan and the 1993 Plan and recently from the sale of its products.

Working capital decreased by approximately $1,586,000 from approximately $16,990,000 at October 31, 1997 to approximately $15,404,000 at January 31, 1998 as a result of the loss incurred for the period and the purchase of property and equipment.

SCE required an initial aggregate capital investment of $3,500,000 from the parties to the joint venture. The Joint Venture Agreement contemplates an additional $3,500,000 investment which may be borrowed from banks of which approximately $700,000 has been borrowed to date. The Company has contributed $1,225,000 in cash, and technology valued for the purposes of SCE at $700,000, and SECC and SIT have contributed $1,575,000 in cash to SCE. (See Notes 1 and 2 to the Company's condensed financial statements.) SCE may require additional capitalization of up to a total of $25 million, depending upon the nature and extent of its business activities. The Company currently has no plans with respect to additional financing. There can be no assurance that adequate funds will be available to the Company or SCE, including any future capital contribution, if any, beyond the Company's initial capital contributions of $1,225,000 to SCE, or that, if available, the Company and SCE will be able to obtain such funds on favorable terms and conditions.

The Company believes that without taking into consideration potential revenues from sales of MAGICOM(R) 2000 it will have sufficient funds into the first quarter of fiscal 2000 to maintain its present level of development efforts. This includes, among other things, the collection of the amounts due from SCE, but excludes cash expenditures that may be required with the potential transaction with SIEC. The amounts due from SCE are primarily costs related to the purchase of components for SCE's use in MAGICOM(R) 2000 units. It is expected that SCE will pay the Company during the current year through the sales of units and financing from banks, although the amounts due may increase before repayment begins.

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

Item 6.            Exhibits and Reports on Form 8-K.
                   ---------------------------------

                  (a)     Exhibits
                          --------

                          27 - Financial Data Schedule

                  (b)     Reports on Form 8-K.
                          --------------------

                          No reports on Form 8-K were filed for the Company during the quarter ended January 31, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CopyTele, Inc.



                                        DENIS A. KRUSOS
                                        ---------------
                                        Denis A. Krusos
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        and Director (Principal Executive
March 17, 1998                          Officer)

                                        FRANK J. DISANTO
                                        ----------------
                                        Frank J. DiSanto
March 17, 1998                          President and Director

                                        GERALD J. BENTIVEGNA
                                        --------------------
                                        Gerald J. Bentivegna
                                        Vice President - Finance,
                                        Chief Financial Officer and
                                        Director (Principal Financial
March 17, 1998                          and Accounting Officer)