Form 10-Q
period 1998-04-30
COPYTELE INC
filed 1998-06-15
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    April 30, 1998
                                 ----------------

Commission file number     0-11254
                          ---------

                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           11-2622630
--------------------------------                       -------------------------
(State or other jurisdiction of                            (I.R.S. employer
 incorporation or organization)                            identification no.)


      900 Walt Whitman Road
      Huntington Station, NY                                       11746
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

Number of shares of common stock, par value
$.01 per share, outstanding as of June 5, 1998:                57,871,176 shares
                                                              ------------------

                                TABLE OF CONTENTS
                                -----------------


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets (Unaudited) as of April 30, 1998 and October 31, 1997

         Condensed Statements of Operations (Unaudited) for the six months ended April 30, 1998 and April 30, 1997, and for the period from November 5, 1982 (Inception) through April 30, 1998

         Condensed Statements of Operations (Unaudited) for the three months ended April 30, 1998 and April 30, 1997

         Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through April 30, 1998

         Condensed Statements of Cash Flows (Unaudited) for the six months ended April 30, 1998 and April 30, 1997, and for the period from November 5, 1982 (Inception) through April 30, 1998

         Condensed Statements of Cash Flows (Unaudited) for the three months ended April 30, 1998 and April 30, 1997

         Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
        --------------------

                                                COPYTELE, INC.
                                                --------------
                                        (Development Stage Enterprise)
                                        ------------------------------
                                     CONDENSED BALANCE SHEETS (UNAUDITED)
                                     ------------------------------------


                                                                                                 April 30,              October 31,
                                          ASSETS                                                   1998                     1997
                                          ------                                               -----------               -----------

CURRENT ASSETS:
  Cash (including cash equivalents and interest bearing accounts of
    $7,895,195 and $11,977,526, respectively)                                                   $7,957,329              $12,329,171
  Marketable securities, at amortized cost                                                         975,561                  997,173
  Accrued interest receivable                                                                       10,822                   18,429
  Prepaid expenses and other current assets (including amounts due from
    Joint Venture of approximately $4,935,000 and $4,304,000, respectively)                      5,883,194                4,853,459
                                                                                               -----------              ------------
                                                                                                14,826,906               18,198,232

PROPERTY AND EQUIPMENT (net of accumulated depreciation
  and amortization of $1,209,884  and $1,062,949, respectively)                                    873,902                  947,643
INVESTMENT IN JOINT VENTURE (Note  2)                                                              515,785                  723,166
OTHER ASSETS                                                                                       104,877                  119,166
DEFERRED TAX BENEFITS (net of valuation allowance of $29,759,000
  and $28,295,000, respectively)                                                                      -                        -
                                                                                             -------------             -------------
                                                                                               $16,321,470              $19,988,207
                                                                                             ==============            =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                      $1,114,515               $1,209,065
                                                                                             --------------            -------------

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share; authorized 500,000 shares;
    no shares outstanding                                                                             -                        -
  Common stock, par value $.01 per share; authorized 240,000,000 shares;
   57,861,176  shares outstanding                                                                  578,612                  578,612
  Additional paid-in capital                                                                    52,939,185               52,759,485
  Accumulated (deficit) during development stage                                               (38,310,842)             (34,558,955)
                                                                                             --------------          ---------------
                                                                                                15,206,955               18,779,142
                                                                                             --------------          ---------------
                                                                                               $16,321,470              $19,988,207
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

                                                           COPYTELE, INC.
                                                           --------------
                                                   (Development Stage Enterprise)
                                                   ------------------------------
                                           CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                           ----------------------------------------------


                                                                                                                For the period from
                                                                 For the six months                                November 5,1982
                                                                  ended April 30,                                    (inception)
                                                  -------------------------------------------------                    through
                                                          1998                         1997                          April 30, 1998
                                                      ------------                 ------------                 -------------------


SALES                                               $        -                     $      -                          $       -


SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES, (including research and
  development expenses of approximately
  $2,106,000, $2,021,000 and
  $26,491,000, respectively)                             3,833,273                   3,337,796                           42,191,850
                                                     --------------              --------------                     ----------------


LOSS FROM JOINT VENTURE                                    207,381                     157,913                              709,215
                                                     --------------              --------------                     ----------------

INTEREST INCOME                                            288,767                     514,284                            4,590,223
                                                     --------------              --------------                     ----------------


NET (LOSS)                                             ($3,751,887)                ($2,981,425)                        ($38,310,842)
                                                     ==============              ==============                     ================


NET (LOSS) PER SHARE OF COMMON STOCK                        ($0.06)                     ($0.05)                              ($0.83)
                                                     ==============              ==============                     ================



WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           57,861,176                  57,535,605                           46,282,567
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


                                                           COPYTELE, INC.
                                                           --------------
                                                   (Development Stage Enterprise)
                                                   ------------------------------
                                           CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                           ----------------------------------------------

                                                           For the three months
                                                              ended April 30,
                                                       ----------------------------

                                                          1998                 1997
                                                     --------------        --------------


SALES                                                $       -            $       -


SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES, (including research  and
development expenses of approximately
$1,006,000 and $1,123,000, respectively)                 1,874,876             1,775,292
                                                    ---------------        --------------

LOSS FROM JOINT VENTURE                                     70,802                88,896
                                                    ---------------        --------------

INTEREST INCOME                                            130,617               253,208
                                                    ---------------        --------------


NET (LOSS)                                             ($1,815,061)          ($1,610,980)
                                                    ===============        ==============


NET (LOSS) PER SHARE OF COMMON STOCK                        ($0.03)               ($0.03)
                                                    ===============        ==============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           57,861,176            57,651,900
                                                    ===============        ==============


     The accompanying notes to condensed financial statements are an integral part of these statements.



                                                           COPYTELE, INC.
                                                           --------------
                                                   (Development Stage Enterprise)
                                                   ------------------------------
                                            CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                            -------------------------------------------
                        FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH APRIL 30, 1998 (UNAUDITED)
                        -----------------------------------------------------------------------------------


                                                                                                                        Accumulated
                                                                                                                         (Deficit)
                                                                                                    Additional            During
                                                                          Common Stock               Paid-in            Development
                                                                     Shares        Par Value         Capital               Stage
                                                                 -----------------------------   ---------------    ----------------

BALANCE, November 5, 1982 (inception)                                  -          $     -         $       -           $      -
Sale of common stock, at par, to incorporators on
 November 8, 1982                                                 1,470,000           14,700              -                  -
Sale of common stock, at $.10 per share, primarily
 to officers and employees from November 9, 1982 to
 November 30, 1982                                                  390,000            3,900            35,100               -
Sale of common stock, at $2 per share, in private
 offering from January 24, 1983 to March 28, 1983                   250,000            2,500           497,500               -
Sale of common stock, at $10 per share, in public
 offering on October 6, 1983, net of underwriting
 discounts of $1 per share                                          690,000            6,900         6,203,100               -
Sale of 60,000 warrants to representative of
 underwriters, at $.001 each, in conjunction with
 public offering                                                       -                 -                  60               -
Costs incurred in conjunction with private and public
 offerings                                                             -                 -            (362,030)              -
Common stock issued, at $12 per share, upon exercise of
 57,200 warrants from February 5, 1985 to October 16, 1985,
 net of registration costs                                           57,200              572           630,845               -
Proceeds from sales of common stock by individuals from
 January 29, 1985 to October 4, 1985 under agreements
 with the Company, net of costs incurred by the Company                -                 -             298,745               -
Restatement as of October 31, 1985 for three-for-one
 stock split                                                      5,714,400           57,144           (57,144)              -
Common stock issued, at $4 per share, upon exercise
 of 2,800 warrants in December 1985                                   8,400               84            33,516               -
Sale of common stock, at market, to officers on January 9,
 1987 and April 22, 1987 and to members of their immediate
 families on July 28, 1987                                           67,350              674           861,726               -
Restatement as of July 31, 1987 for five-for-four
 stock split                                                      2,161,735           21,617           (21,617)              -
Fractional share payments in conjunction with five-for-four
 stock split                                                          -                  -              (1,345)              -
Sale of common stock, at market, to members of officers'
 immediate  families from September 10,1987 to
 December 4, 1990 and to officers on October 29, 1987
 and February 26, 1989                                              628,040            6,280         6,124,031               -
Sale of common stock, at market, to senior
 level personnel on February 26, 1989                                29,850              299           499,689               -

                                                                                                                          Continued



                                                           COPYTELE, INC.
                                                           --------------
                                                   (Development Stage Enterprise)
                                                   ------------------------------
                                            CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                            -------------------------------------------
                        FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH APRIL 30, 1998 (UNAUDITED)
                        -----------------------------------------------------------------------------------


                                                             Continued
                                                             ---------



                                                                                                                       Accumulated
                                                                                                                        (Deficit)
                                                                                                    Additional            During
                                                                       Common Stock                   Paid-in           Development
                                                                  Shares        Par Value            Capital              Stage
                                                              -----------------------------       ---------------    ---------------

Sale of common stock, at market, to unrelated party
 on February 26, 1989 amended on March 10, 1989                   35,820              358              599,627                -
Restatement as of January 31, 1991 for
 two-for-one stock split                                      11,502,795          115,028             (115,028)               -
Sale of common stock, at market, to members of
 officers' immediate families from April 26, 1991 to
 October 27, 1992                                                261,453            2,615            2,788,311                -
Common stock issued upon exercise of warrants by
 members of officers' immediate families on various
 dates from September 1993 through March 1996                    579,800            5,798            2,651,462                -
Common stock issued upon exercise of stock options
 from December 16, 1992 to June 12, 1996                       4,535,340           45,353           28,197,223                -
Restatement as of June 17, 1996 for two-for-one
 stock split                                                  28,382,183          283,822             (283,822)               -
Common stock issued upon exercise of warrants by
 members of officers' immediate families on various
 dates in July and October, 1996, and March 1997                 206,610            2,066            1,062,167                -
Common stock issued upon exercise of stock options
 from July 8, 1996 to October 6, 1997 under stock
 option plans, net of  registration costs                        875,200            8,752            3,042,519                -
Common stock issued upon purchase of equipment                    15,000              150               74,850                -
Stock options granted to consultants                                 -                 -               179,700                -
Accumulated (deficit) during development stage                       -                 -                  -            ($38,310,842)
                                                            --------------     ------------       ---------------    ---------------
BALANCE, April 30, 1998                                       57,861,176         $578,612          $52,939,185         ($38,310,842)
                                                            ==============     ============      ================    ===============


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

                                                           COPYTELE, INC.
                                                           --------------
                                                   (Development Stage Enterprise)
                                                   ------------------------------
                                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           ----------------------------------------------


                                                                           For the six
                                                                          months ended                          For the period from
                                                                            April 30,                             November 5, 1982
                                                          ----------------------------------------------        (inception) through
                                                                  1998                       1997                   April 30, 1998
                                                          --------------------       -------------------     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
 consultants                                                  ($4,391,355)               ($5,279,263)              ($45,588,853)
Interest received                                                 319,647                    554,807                  4,576,310
                                                          --------------------       -------------------     -----------------------
Net cash (used in) operating activities                        (4,071,708)                (4,724,456)               (41,012,543)
                                                          --------------------       -------------------     -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
 equipment                                                       (298,473)                  (364,190)                (2,095,756)
Disbursements to acquire certificates of deposit
 and marketable securities                                       (972,469)                       -                  (14,018,468)
Proceeds from maturities of investments                           970,808                        -                   13,045,999
Investment made in Joint Venture                                      -                          -                   (1,225,000)
                                                          --------------------       -------------------     -----------------------
Net cash (used in) investing activities                          (300,134)                  (364,190)                (4,293,225)
                                                          --------------------       -------------------     -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants, net of
 underwriting discounts of $690,000 related to initial
 public offering in October 1983                                      -                          -                   17,647,369
Proceeds from exercise of stock options and warrants,
 net of registration disbursements                                    -                    1,398,444                 35,680,358
Proceeds from sales of common stock by
 individuals under agreements with the
Company, net of disbursements made by the Company                     -                          -                      298,745
Disbursements made in conjunction with sales
 of stock                                                             -                          -                     (362,030)
Fractional share payments in conjunction with
 stock split                                                          -                          -                       (1,345)
                                                          --------------------       -------------------     -----------------------
Net cash provided by financing activities                             -                    1,398,444                 53,263,097
                                                          --------------------       -------------------     -----------------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                              (4,371,842)                (3,690,202)                7,957,329

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                           12,329,171                 22,165,892                       -
                                                          --------------------       -------------------     -----------------------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                        $7,957,329                $18,475,690                $7,957,329
                                                          ====================       ===================     =======================

                                                                                                                          Continued

                                                           COPYTELE, INC.
                                                           --------------
                                                   (Development Stage Enterprise)
                                                   ------------------------------
                                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           ----------------------------------------------

                                                              Continued
                                                              ---------


                                                                          For the six
                                                                         months ended                           For the period from
                                                                           April 30,                              November 5, 1982
                                                          --------------------------------------------          (inception) through
                                                                 1998                     1997                     April 30, 1998
                                                          -------------------      -------------------         ---------------------
RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
  OPERATING ACTIVITIES:
Net (loss)                                                    ($3,751,887)             ($2,981,425)                 ($38,310,842)
Stock options granted to consultants                              179,700                     -                          179,700
Pro-rata share of Joint Venture Company
 losses                                                           207,381                  157,913                       709,215
Depreciation and amortization                                     146,935                  123,329                     1,225,542
Decrease (Increase) in accrued interest
receivable                                                          7,607                   40,523                       (10,822)
Amortization of discount on
marketable securities                                              23,273                     -                           (3,092)
(Increase) in prepaid expenses and other
 current assets                                                (1,029,735)              (1,764,536)                   (5,883,194)
Decrease (Increase) in other assets                                14,289                   77,686                      (104,877)
Increase (Decrease)  in accounts payable
 and accrued liabilities related to operating
 activities                                                       130,729                 (377,946)                    1,185,827
                                                          -------------------      -------------------         ---------------------
Net cash (used in) operating activities                       ($4,071,708)             ($4,724,456)                 ($41,012,543)
                                                          ===================      ===================         =====================


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


                                                           COPYTELE, INC.
                                                           --------------
                                                   (Development Stage Enterprise)
                                                   ------------------------------
                                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           ----------------------------------------------

                                                                            For the three months
                                                                               ended April 30,
                                                         ------------------------------------------------------------

                                                                    1998                              1997
                                                          -------------------------          ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
consultants                                                      ($2,342,105)                      ($2,354,082)
Interest received                                                    129,540                           253,866
                                                          -------------------------          ------------------------
Net cash (used in) operating activities                           (2,212,565)                       (2,100,216)
                                                          -------------------------          ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
equipment                                                            (44,093)                         (138,537)
Disbursements to acquire certificates of
 deposit and marketable securities                                  (972,469)                             -
                                                          -------------------------          ------------------------
Net cash (used in) investing activities                           (1,016,562)                         (138,537)
                                                          -------------------------          ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and
warrants, net of registration disbursements                             -                            1,168,149
                                                          -------------------------          ------------------------
Net cash provided by financing activities                               -                            1,168,149
                                                          -------------------------          ------------------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                                 (3,229,127)                       (1,070,604)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                              11,186,456                        19,546,294
                                                          -------------------------          ------------------------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                           $7,957,329                       $18,475,690
                                                          =========================          ========================


RECONCILIATION OF NET (LOSS) TO NET
 CASH (USED IN) OPERATING ACTIVITIES:
Net (loss)                                                        ($1,815,061)                      ($1,610,980)
Pro-rata share of Joint Venture Company losses                         70,802                            88,896
Depreciation and amortization                                          76,117                            60,025
Decrease  in accrued interest receivable                                2,015                               658
Amortization of discount on marketable
 securities                                                            (3,092)                            -
(Increase) in prepaid expenses and  other current
 assets                                                              (373,309)                         (658,171)
Decrease in other assets                                                  320                            22,463
(Decrease) in accounts payable and accrued
 liabilities related to operating activities                         (170,357)                           (3,107)
                                                          =========================          ========================
Net cash (used in) operating activities                           ($2,212,565)                      ($2,100,216)
                                                          =========================          ========================

     The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                           APRIL 30, 1998 (UNAUDITED)
                           --------------------------

(1)  Summary of significant accounting policies and other disclosures:
     -----------------------------------------------------------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise whose principal activities include the development, production and marketing of a telephone based multi-functional telecommunications product, called MAGICOM(R) 2000, incorporating the Company's ultra-high resolution E-Paper(TM) flat panel display technology and the operations of Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "SCE"), the Company's 55% owned joint venture in Shanghai, China with Shanghai Instrumentation and Electronics Holding Group Company ("SIEC") and Shanghai International Trade and Developing Corp. ("SIT"). As a result of an assignment by Shanghai Electronic Components Corp., SIEC has acquired a 30% interest in SCE and SIT's interest increased to 15%. The Company also is continuing its research and development activities for ultra-high resolution video and color solid state optical (reflective) and thin film (emissive) flat panel displays.

Reference is made to the October 31, 1997 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, for more extensive disclosures than contained in these condensed financial statements.

The Company is producing its telephone based multi-functional telecommunications product, called MAGICOM(R) 2000, incorporating the Company's flat panel display, called E-Paper(TM), and associated proprietary hardware and software technology and marketing the product through its United States and international distributor/dealer network. The Company has also developed, in conjunction with a Japanese company, a small portable printer called MAGIC PRINTER. The printer is being produced for the Company by the Japanese company and is also being marketed through the Company's marketing network, including in China, for use with MAGICOM(R) 2000 or in conjunction with personal or laptop computers. The success and profitability of the Company's products will depend upon many factors, including those normally associated with any new product. See Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 contained in Management's Discussion and Analysis of Financial Condition and Results of Operations for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

The information contained herein for the six and three month periods ended April 30, 1998 and 1997 and for the period from November 5, 1982 (inception) through April 30, 1998 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included. The results of operations for interim periods may not necessarily reflect the annual operations of the Company.

In March 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The net loss per share reported by the Company is only Basic EPS, as the impact of any common stock equivalents would have an anti-dilutive effect due to the net loss incurred in the period. The impact of the adoption of this statement was not material to previously reported EPS amounts.

The amounts due from the Joint Venture of approximately $4,935,000 and $4,304,000, respectively, on the accompanying Condensed Balance Sheets represent parts inventory, such as the flat panel assembly components, purchased by the Company on behalf of SCE which are incorporated into the MAGICOM(R) 2000 product.

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

Condensed Balance Sheets for SCE at April 30, 1998 and October 31, 1997 and Condensed Statements of Operations for the six month periods ended April 30, 1998 and 1997 are as follows:


                           Condensed Balance Sheets                           April 30,                October 31,
                           -------------------------                            1998                      1997
                                   (Unaudited)                            -----------------       -------------------


        Cash                                                                $     370,789            $     135,890
        Inventories                                                             4,876,368                4,830,461
        Other current assets                                                      156,970                   31,988
        Land occupancy rights, net of amortization; fixed assets,
          net of depreciation and other non-current  assets                     2,192,505                2,197,169
                                                                          -----------------       -------------------
                 Total Assets                                               $   7,596,632            $   7,195,508
                                                                          =================       ===================

        Short term loans                                                    $     999,321            $     500,012
        Accounts payable and accrued liabilities                                  151,816                  504,269
        Due to CopyTele, Inc.                                                   4,934,976                4,303,652
        Capital                                                                 1,510,519                1,887,575
                                                                          =================       ===================
                 Total Liabilities and Capital                              $   7,596,632            $   7,195,508
                                                                          =================       ===================

                                                                                    For the six months ended
                                                                          -------------------------------------------
                       Condensed Statements of Operations                     April 30,                April 30,
                       ----------------------------------                       1998                     1997
                                   (Unaudited)                            -----------------       -------------------


        Net Sales                                                           $      -                 $     -
        Operating (Loss)                                                         (361,296)                (287,502)
        Other Income (Expense)                                                    (15,760)                     387
                                                                          =================       ===================
                 Net (Loss)                                                     ($377,056)               ($287,115)
                                                                          =================       ===================

The short-term loans from a Chinese bank bear interest at floating rates, which are currently, approximately 7.69% and 8.64% per annum adjustable quarterly. These loans were extended in February and April 1998 and will mature February 1999 and April 1999, respectively. These loans are secured by a land-use contract and building owned by SCE.

Included in accounts payable and accrued liabilities at October 31, 1997, is $372,000 of advances paid by the Company towards the purchase of products from SCE. No such advances were outstanding at April 30, 1998.

The cumulative net loss incurred by SCE since its inception on April 10, 1995 is $1,289,481.

(3)  Stock option plans:
     -------------------

The Company has two stock option plans, the Stock Option Plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), and the CopyTele, Inc. 1993 Stock Option Plan, adopted by the Board of Directors on April 28, 1993 (the "1993 Plan").

SFAS No. 123,  "Accounting for Stock Based Compensation",  encourages,  but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, no compensation cost has been recognized by the Company, as all options granted to employees have been made at the fair market value of the Company's stock on the date of grant.

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:

                                                            For the Six Months                     For the Six Months
                                                           Ended April 30, 1998                   Ended April 30, 1997
                                                      --------------------------------       -------------------------------

          Net Loss:       As Reported                            ($3,751,887)                           ($2,981,425)
                          Pro Forma                              ($5,771,165)                           ($9,432,417)

          Net Loss
          Per Share:      As Reported                                 ($0.06)                                ($0.05)
                          Pro Forma                                   ($0.10)                                ($0.16)

Options granted to non-employee consultants are accounted for using the fair-value method required by SFAS No. 123. Compensation expense for consultants recognized in the six months ended April 30, 1998 was approximately $180,000, and is included in general and administrative expenses for the period with an offset to Additional Paid-In Capital. No such costs were incurred in the six month period ended April 30, 1997.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the six months ended April 30, 1998 and 1997, respectively: risk free interest rates of 5.50% and 5.61%; expected dividend yields of 0%; expected lives of 2.86 and 2.56 years; and expected stock price volatility of 68% and 69%. The weighted average fair value of options granted under SFAS No. 123 for the six months ended April 30, 1998 and 1997 are $1.62 and $ 2.29, respectively.

During the period from November 1, 1997 to April 30, 1998, there were no stock options exercised, granted or canceled under the 1987 Plan. At April 30, 1998, 686,160 shares were under option, all of which are exercisable. The current weighted average exercise price per share is $4.93.

The exercise price with respect to all of the options granted under the 1987 Plan from its inception was at least equal to the fair market value of the underlying common stock on the date of grant. Upon the approval of the 1993 Plan by the Company's shareholders in July 1993, the 1987 Plan was terminated with respect to the grant of future options.

The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares of the Company's Common Stock available for issuance pursuant to grants thereunder from 6 million to 20 million, as adjusted for the two-for-one stock split declared in May 1996. Information regarding the 1993 Plan from October 31, 1997 to April 30, 1998 is presented in the table and narrative below:

                                                                                                    Current Weighted
                                                                                                    Average Exercise
                                                                                 Shares             Price Per Share
                                                                                 ------            ------------------

              Shares Under Option at October 31, 1997                           11,540,360               $5.19
                Granted                                                          1,360,000               $3.38
                Canceled                                                          (370,000)              $5.12
                                                                            ------------------
              Shares Under Option at April 30, 1998                             12,530,360               $5.00
                                                                            ==================
              Options Exercisable at April 30, 1998                             10,795,360               $5.20
                                                                            ==================

The exercise price with respect to all of the options granted under the 1993 Plan from its inception was at least equal to the fair market value of the underlying common stock on the grant date. At April 30, 1998, 2,400,000 options were available for future grants under the 1993 Plan.

From May 1, 1998 through June 5, 1998, the Company received proceeds aggregating approximately $28,125 relating to the exercise of options to purchase 10,000 shares of Common Stock pursuant to the 1993 Plan.

As of June 5, 1998, 12,080,360 of the options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable.

(4)  Warrants to purchase common stock:
     ----------------------------------

Warrants previously issued by the Company were primarily to members of the immediate families of its Chairman of the Board and its President in conjunction with the sale of its Common Stock. The exercise price of each warrant was equal to at least the fair market value of the underlying common stock on the date of issuance of such warrant. At October 31, 1997, after adjustments for anti-dilution provisions and all applicable stock splits, there were 96,000 shares covered by warrants with a weighted average exercise price of $5.07 per share. During the period from November 1, 1997 to April 30, 1998, these warrants expired; therefore at April 30, 1998, there were no shares covered by warrants.

            Item 2.  Management's Discussion and Analysis of Financial
                     -------------------------------------------------
                      Condition and Results of Operations.
                      ------------------------------------

The Company is a development stage enterprise that was incorporated on November 5, 1982. The Company is producing its products and selling them to end-users through its distributor/dealer network. Limited sales to end-users have been made to date by the distributors and dealers. The Company has deferred revenue recognition on these sales to distributors and dealers pending sustained acceptance of its products by the end-users. Prior to these limited sales the Company had no revenues from sales to support its operations since its inception. The Company's principal activities include the development, production and marketing of a telephone based multi-functional telecommunications product, called MAGICOM(R) 2000, incorporating the Company's ultra-high resolution E-Paper(TM) Flat Panel Display technology and the operations of SCE, the Company's 55% owned joint venture in Shanghai, China which is accounted for under the equity method of accounting. The Company is also marketing a small portable printer called MAGIC PRINTER and is continuing its research and development activities for ultra-high resolution video and color solid state optical (reflective) and thin film (emissive) flat panel displays. There can be no assurance, however, that the Company's efforts in these areas will be successful. There is also no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render the products of the Company or SCE obsolete or unmarketable.

The Company announced in December of 1997 that it is engaged in preliminary discussions with SIEC. The present intentions of the companies as set forth in a non-binding letter of intent is to mutually cooperate to develop, produce and market high technology products, under mutually acceptable terms, using the Company's overall flat panel and associated technology. The parties also intend to cooperate to mutually market certain of SIEC's products, to be enhanced by the Company's technology, outside of China. In order to share in their respective efforts, the companies are attempting to devise and agree upon a means to share an interest in each other's company. It is presently contemplated that the Company would issue common stock in an amount representing less than 20% of its currently outstanding shares in exchange for an interest in SIEC's holdings. The companies are in discussions concerning the details of this possible arrangement including issues such as the type of products that would be considered for development, the method of development, technology licensing requirements where applicable, possible locations for the production of products and certain aspects of an international co-marketing agreement. There can be no assurance that the parties will be able to arrive at mutually acceptable agreements or obtain the requisite governmental approvals. Among the issues to be finalized are those concerning the valuation of CopyTele's shares, the form, structure and valuation of the interest in SIEC's holdings that would be exchanged for CopyTele's shares, the nature and structure of the venture, the specific products to be developed for sale and the likely timetable for implementing the venture.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's condensed financial statements and the notes thereto.

Safe Harbor  Statement  Under the Private  Securities  Litigation  Reform Act
-----------------------------------------------------------------------------
of 1995.
--------

Certain   statements  in  this   Quarterly   Report  on  Form  10-Q   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: production capability by SCE and the Japanese company of MAGICOM(R) 2000 and MAGIC PRINTER, respectively; long-term product performance and the capability of the Company, SCE, its distributors and its dealers to adequately service the Company's products; the ability of distributors and dealers to market their contracted quantities of the Company's products in their respective territories; the ability of the Company and SCE to obtain all required foreign governmental approvals; the volatility of foreign currency exchange rates; political and economic stability in targeted marketing territories; and the possible development of competitive products that could render the Company's product obsolete or unmarketable. See "Business" and Note 1 to the Company's Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

Results of Operations
---------------------

Selling, general and administrative expenses, including the loss from SCE for the six month periods ended April 30, 1998 and 1997 increased approximately $545,000 to approximately $4,041,000 in the fiscal 1998 period from approximately $3,496,000 in the fiscal 1997 period. Included in these amounts are research, development and tooling costs, as well as normal operating expenses, of approximately $2,106,000 and $2,021,000 for the fiscal 1998 and 1997 periods, respectively. Selling, general and administrative expenses, including the loss from SCE for the three month periods ended April 30, 1998 and 1997 increased approximately $82,000 to approximately $1,946,000 in the fiscal 1998 period from approximately $1,864,000 in the fiscal 1997 period. Included in these amounts are research, development and tooling costs, as well as normal operating expenses, of approximately $1,006,000 and $1,123,000 for the fiscal 1998 and 1997 periods, respectively. From November 5, 1982 (inception) through April 30, 1998, selling, general and administrative expenses, including the loss from SCE were approximately $42,901,000 including approximately $26,491,000 for research, development and tooling costs, as well as normal operating expenses.

The increases resulted primarily from increases in expenses for salaries, losses from joint venture operations, costs associated with stock based compensation to consultants, professional fees, engineering costs, travel costs and to a lesser extent, communication costs and rents. Salaries increased in the fiscal 1998 periods over the comparable fiscal 1997 periods as a result of hiring additional marketing and engineering personnel. Marketing related costs, including travel, increased in the current periods as higher travel related costs were incurred in connection with meeting with prospective dealers and distributors. Engineering supplies decreased primarily as a result of reduced purchases of panels and chip drivers used for testing and evaluation purposes, and the reduced purchases of MAGICOM(R) 2000 units from SCE for similar purposes. The decrease was offset somewhat by the cost to implement engineering changes to MAGICOM(R) 2000 and the related cost to eliminate obsolete components as a result of these changes. Research and development costs increased as a result of costs incurred in connection with development of the Company's solid state optical (reflective) and thin film (emissive) flat panel display programs.

Professional fees increased in the aggregate during the fiscal 1998 periods over the comparable fiscal 1997 periods as a result of higher legal and accounting expenses associated with the Joint Venture and the Company's potential agreement with SIEC. Telecommunication costs and rents increased to a lesser extent over the prior year's periods as compared to other cost increases. A decrease in workers' compensation costs was offset by an increase in pension and other group insurance cost as a result of the addition of new personnel. A non-cash expense of approximately $180,000 was charged to earnings during the six month fiscal 1998 period for stock based compensation to consultants with an offset to Additional Paid-In Capital.

The Company's portion of SCE's loss increased during the six month period ended April 30, 1998 by approximately $49,000 to approximately $207,000 from approximately $158,000 in the fiscal 1997 period. The increase was the result of manufacturing costs being absorbed over a limited quantity of product produced, costs incurred in connection with the implementation of a quality management program and initial marketing costs. The loss decreased during the three month period ended April 30, 1998 by approximately $18,000 to approximately $71,000 from approximately $89,000 in the fiscal 1997 period.

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

The decrease in interest income of approximately $226,000 and $123,000 during the six and three months ended April 30, 1998 as compared to the same periods in 1997 resulted primarily from a decrease in average funds available for investment offset slightly by an increase in interest rates. Funds available for investment during the six month periods ended April 30, 1998 and 1997, on a monthly weighted average basis, were approximately $10,427,000 and $19,650,000, respectively. For the three month periods ended April 30, 1998 and 1997, funds available for investment, on a monthly weighted average basis, were approximately $9,477,000 and 19,090,000, respectively. The investment instruments selected by the Company are principally money market accounts and commercial paper.

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

From May 1, 1998 to June 5, 1998, the Company received proceeds aggregating approximately $28,000 relating to the exercise of options to purchase 10,000 shares of Common Stock under the 1993 Plan.

Working  capital  decreased  by  approximately   $3,278,000  from  approximately
$16,990,000 at October 31, 1997 to  approximately  $13,712,000 at April 30, 1998 primarily as a result of the loss incurred for the period.

SCE required an initial aggregate capital investment of $3,500,000 from the parties to the joint venture. The Joint Venture Agreement contemplates an additional $3,500,000 investment, which may be borrowed from banks, of which approximately $1,000,000 has been borrowed to date. The Company has contributed $1,225,000 in cash, and technology valued for the purposes of SCE at $700,000, and the other parties have contributed $1,575,000 in cash to SCE. (See Notes 1 and 2 to the Company's condensed financial statements.) SCE may require additional capitalization of up to a total of $25 million, depending upon the nature and extent of its business activities. The Company currently has no plans with respect to additional financing.

There can be no assurance that adequate funds will be available to the Company or SCE, including any future capital contributions, if any, beyond the Company's initial capital contributions of $1,225,000 to SCE, or that, if available, the Company and SCE will be able to obtain such funds on favorable terms and conditions.

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

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  (a)      Exhibits
                           --------

                           27 - Financial Data Schedule

                  (b)      Reports on Form 8-K.
                           --------------------

                           No reports on Form 8-K were filed for the Company during the quarter ended April 30, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CopyTele, Inc.



                                        DENIS A. KRUSOS
                                        ---------------
                                        Denis A. Krusos
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        and Director (Principal Executive
June 15, 1998                           Officer)

                                        FRANK J. DISANTO
                                        ----------------
                                        Frank J. DiSanto
June 15 , 1998                          President and Director

                                        GERALD J. BENTIVEGNA
                                        --------------------
                                        Gerald J. Bentivegna
                                        Vice President - Finance,
                                        Chief Financial Officer and
                                        Director (Principal Financial
June 15 , 1998                          and Accounting Officer)