Form 10-Q
period 1998-07-31
COPYTELE INC
filed 1998-09-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended July 31, 1998
                                 --------------

  Commission file number 0-11254
                        --------

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

Number of shares of common stock,  par value
$.01 per share, outstanding as of September 8, 1998:         57,871,176 shares
                                                             -----------------

                              TABLE OF CONTENTS
                              -----------------


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets (Unaudited) as of July 31, 1998 and October 31, 1997

         Condensed Statements of Operations (Unaudited) for the nine months ended July 31, 1998 and July 31, 1997, and for the period from November 5, 1982 (Inception) through July 31, 1998

         Condensed Statements of Operations (Unaudited) for the three months ended July 31, 1998 and July 31, 1997

         Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through July 31, 1998

         Condensed Statements of Cash Flows (Unaudited) for the nine months ended July 31, 1998 and July 31, 1997, and for the period from November 5, 1982 (Inception) through July 31, 1998

         Condensed Statements of Cash Flows (Unaudited) for the three months ended July 31, 1998 and July 31, 1997

         Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.
       ----------------------

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                      ------------------------------------


                                                   July 31,         October 31,
                                                     1998               1997
                                                 ------------      -------------

                              ASSETS
                              ------

CURRENT ASSETS:
 Cash (including cash equivalents and interest
  bearing accounts of $6,047,401 and
  $11,977,526, respectively)                      $ 6,146,683       $12,329,171
 Marketable securities, at amortized cost             989,105           997,173
 Accrued interest receivable                           12,458            18,429
 Inventory                                          1,841,330           131,498
 Prepaid expenses and other current assets
  (including amounts due from Joint Venture of
   approximately $4,653,000 and $4,304,000,
   respectively)                                    4,713,113         4,721,961
                                                   -----------       -----------
                                                   13,702,689        18,198,232


PROPERTY AND EQUIPMENT (net of accumulated
  depreciation and amortization of $1,282,633
  and $1,062,949, respectively)                       817,100           947,643
INVESTMENT IN JOINT VENTURE (Note  2)                 421,620           723,166
OTHER ASSETS                                          104,556           119,166
DEFERRED TAX BENEFITS (net of valuation
  allowance of $30,522,000 and $28,295,000,
  respectively)                                        -                   -
                                                  ------------      ------------
                                                  $15,045,965       $19,988,207
                                                  ============      ============


              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities        $ 1,420,704       $ 1,209,065
                                                  ------------      ------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $100 per share;
  authorized 500,000 shares; no shares
  outstanding                                          -                  -
Common stock, par value $.01 per share;
  authorized 240,000,000 shares; 57,871,176
  and 57,861,176  shares outstanding                  578,712           578,612
Additional paid-in capital                         53,042,510        52,759,485
Accumulated (deficit)during development stage     (39,995,961)      (34,558,955)
                                                 -------------    --------------
                                                   13,625,261        18,779,142
                                                 -------------    --------------
                                                  $15,045,965       $19,988,207
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



                                                             COPYTELE, INC.
                                                             --------------
                                                       (Development Stage Enterprise)
                                                       ------------------------------
                                               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                               ----------------------------------------------

                                                                                                                     For the period
                                                                                                                      from November
                                                                     For the nine months                                  5, 1982
                                                                        ended July 31,                                  (inception)
                                                           ------------------------------------------                     through
                                                                 1998                      1997                       July 31, 1998
                                                            --------------            ---------------               ----------------


SALES                                                           $ -                        $ -                             $ -
                                                            --------------             --------------                ---------------


SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES,
  (including research and
  development expenses of
  approximately $3,032,000,
  $2,835,000 and $27,417,000,
  respectively)                                                 5,530,414                   4,935,838                    43,888,991
                                                            --------------             ---------------               ---------------

LOSS FROM JOINT VENTURE                                           301,546                     245,348                       803,380
                                                            --------------             ---------------               ---------------

INTEREST INCOME                                                   394,954                     732,218                     4,696,410
                                                            --------------             ---------------               ---------------


NET (LOSS)                                                    ($5,437,006)                ($4,448,968)                 ($39,995,961)
                                                            ==============             ===============               ===============


NET (LOSS) PER SHARE OF COMMON
  STOCK                                                            ($0.09)                     ($0.08)                       ($0.86)
                                                            ==============             ===============               ===============



WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                  57,864,033                  57,614,211                    46,468,154
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

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------


                                               For the three months
                                                  ended July 31,
                                    --------------------------------------------
                                          1998                         1997
                                    ---------------             ----------------


SALES                                     $ -                         $ -


SELLING, GENERAL AND
ADMINISTRATIVE   EXPENSES,
(including research and
development expenses of
approximately $926,000 and
$814,000, respectively)                  1,697,141                    1,598,042
                                    ---------------             ----------------

LOSS FROM JOINT VENTURE                     94,165                       87,435
                                    ---------------             ----------------


INTEREST INCOME                            106,187                      217,934
                                    ---------------             ----------------


NET (LOSS)                             ($1,685,119)                 ($1,467,543)
                                    ===============             ================


NET (LOSS) PER SHARE OF COMMON
STOCK                                       ($0.03)                      ($0.03)
                                    ===============             ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                      57,869,654                   57,768,861
                                    ===============             ================

The accompanying notes to condensed financial statements are an integral part of these statements.



                                              COPYTELE, INC.
                                              --------------
                                        (Development Stage Enterprise)
                                        ------------------------------
                                  CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                  -------------------------------------------
               FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JULY 31, 1998 (UNAUDITED)
               ----------------------------------------------------------------------------------


                                                                                                                        Accumulated
                                                                                                                         (Deficit)
                                                                                                   Additional              During
                                                                         Common Stock               Paid-in             Development
                                                                      Shares      Par Value         Capital                Stage
                                                                   --------------------------    -------------       ---------------

BALANCE, November 5, 1982 (inception)                             $   -         $      -        $       -              $     -
Sale of common stock, at par,
  to incorporators on November 8,  1982                            1,470,000         14,700             -                    -
Sale of common stock, at $.10 per share,
  primarily to officers and employees
  from November 9, 1982 to November 30, 1982                         390,000          3,900           35,100                 -
Sale of common stock, at $2 per share, in
  private offering from  January 24, 1983
  to March 28, 1983                                                  250,000          2,500          497,500                 -
Sale of common stock, at $10 per share,
  in public offering on October 6, 1983,
  net of underwriting discounts of $1 per share                      690,000          6,900        6,203,100                 -
Sale of 60,000 warrants to representative
  of underwriters, at $.001 each, in
  conjunction with public offering                                      -               -                 60                 -
Costs incurred in conjunction with
  private and public offerings                                          -               -           (362,030)                -
Common stock issued, at $12 per share,
  upon exercise of 57,200 warrants from
  February 5, 1985 to October 16, 1985,
  net of registration costs                                           57,200            572          630,845                 -
Proceeds from sales of common stock by
  individuals from January 29, 1985 to
  October 4, 1985 under agreements with
  the Company, net of costs incurred by the Company                      -              -            298,745                 -
Restatement as of October 31, 1985 for
  three-for-one stock split                                        5,714,400         57,144          (57,144)                -
Common stock issued, at $4 per share,
  upon exercise of 2,800 warrants in December 1985                     8,400             84           33,516                 -
Sale of common stock, at market, to
  officers on January 9, 1987 and April 22, 1987
  and to members of their immediate families
  on July 28, 1987                                                    67,350            674          861,726                 -
Restatement as of July 31, 1987 for
  five-for-four stock split                                        2,161,735         21,617          (21,617)                -
Fractional share payments in conjunction
  with five-for-four stock split                                         -              -             (1,345)                -
Sale of common stock, at market, to
  members of officers' immediate  families
  from September 10,1987 to December 4, 1990
  and to officers on October 29, 1987
  and February 26, 1989                                              628,040          6,280        6,124,031                 -
Sale of common stock, at market, to
  senior level personnel on February 26, 1989                         29,850            299          499,689                 -

                                                                                                                         Continued



                                             COPYTELE, INC.
                                             --------------
                                     (Development Stage Enterprise)
                                     ------------------------------
                               CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                               -------------------------------------------
              FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JULY 31, 1998 (UNAUDITED)
              ----------------------------------------------------------------------------------


                                                Continued
                                                ---------

                                                                                                                        Accumulated
                                                                                                                         (Deficit)
                                                                                                  Additional               During
                                                                      Common Stock                Paid-in               Development
                                                                 Shares          Par Value        Capital                  Stage
                                                            --------------------------------     -------------       ---------------

Sale of common stock, at market, to
  unrelated party on February 26, 1989
 amended on March 10, 1989                                       35,820                358           599,627                 -
Restatement as of January 31, 1991
  for two-for-one stock split                                11,502,795            115,028          (115,028)                -
Sale of common stock, at market, to
  members of officers' immediate
  families from April 26, 1991 to
  October 27, 1992                                              261,453              2,615         2,788,311                 -
Common stock issued upon exercise of
  warrants by members of officers'
  immediate families on various
  dates from September 1993 through
  March 1996                                                    579,800              5,798         2,651,462                 -
Common stock issued upon exercise of
  stock options from December 16, 1992
  to June 12, 1996                                            4,535,340             45,353        28,197,223                 -
Restatement as of June 17, 1996
  for two-for-one stock split                                28,382,183            283,822          (283,822)                -
Common stock issued upon exercise of
  warrants by members of officers'
  immediate families on various
  dates in July and October, 1996,
  and March 1997                                                206,610              2,066         1,062,167                 -
Common stock issued upon exercise of
  stock options from July 8, 1996 to
  May 15, 1998 under stock option plans,
  net of  registration costs                                    885,200              8,852         3,070,544                 -
Common stock issued upon purchase of
  equipment                                                      15,000                150            74,850                 -
Stock options granted to consultants                               -                   -             255,000                 -
Accumulated (deficit) during development stage                     -                   -                -               (39,995,961)
                                                            -------------       -------------    -------------      ----------------
BALANCE, July 31, 1998                                       57,871,176           $578,712       $53,042,510           ($39,995,961)
                                                            =============       =============    =============      ================


The accompanying notes to condensed financial statements are an integral part of this statement.




                                                COPYTELE, INC.
                                                --------------
                                        (Development Stage Enterprise)
                                        ------------------------------
                                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                ----------------------------------------------

                                                                                                                     For the period
                                                                          For the nine                               from  November
                                                                          months ended                                   5, 1982
                                                                            July 31,                                   (inception)
                                                              ------------------------------------------                 through
                                                                    1998                      1997                    July 31, 1998
                                                              ----------------           ---------------            ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
  consultants                                                    ($6,513,801)              ($8,210,504)                ($47,711,299)
Interest received                                                    410,654                   742,373                    4,667,316
                                                              ----------------           ---------------            ----------------
Net cash (used in) operating activities                           (6,103,147)               (7,468,131)                 (43,043,983)
                                                              ----------------           ---------------            ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
  equipment                                                         (105,805)                 (426,407)                  (1,903,087)
Disbursements to acquire certificates
  of deposit and marketable securities                              (972,469)                     -                     (14,018,468)
Proceeds from maturities of investments                              970,808                      -                      13,045,999
Investment made in Joint Venture                                        -                         -                      (1,225,000)
                                                              ----------------           ---------------           -----------------
Net cash (used in) investing activities                             (107,466)                 (426,407)                  (4,100,556)
                                                              ----------------           ---------------           -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and
  warrants, net of underwriting discounts
  of $690,000 related to initial public
  offering in October 1983                                              -                         -                      17,647,369
Proceeds from exercise of stock
  options and warrants, net of registration
  disbursements                                                       28,125                 1,539,570                   35,708,483
Proceeds from sales of common stock by
  individuals under agreements with the
  Company, net of disbursements made by
  the Company                                                           -                         -                         298,745
Disbursements made in conjunction with
  sales of stock                                                        -                         -                        (362,030)
Fractional share payments in conjunction
  with stock split                                                      -                         -                          (1,345)
                                                              ----------------          ----------------           -----------------
Net cash provided by financing activities                             28,125                 1,539,570                   53,291,222
                                                              ----------------          ----------------           -----------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                (6,182,488)               (6,354,968)                   6,146,683

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                       12,329,171                22,165,892                        -
                                                              ----------------          ----------------           -----------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                          $6,146,683               $15,810,924                   $6,146,683
                                                              ================          ================           =================

                                                                                                                        Continued


                                               COPYTELE, INC.
                                               --------------
                                      (Development Stage Enterprise)
                                      ------------------------------
                              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              ----------------------------------------------

                                                Continued
                                                ---------


                                                                                                                For the period
                                                                         For the nine                            from November
                                                                         months ended                               5, 1982
                                                          ----------------------------------------                  through
                                                               1998                      1997                    July 31, 1998
                                                          --------------            --------------            ------------------

RECONCILIATION OF NET (LOSS) TO NET
  CASH (USED IN) OPERATING ACTIVITIES:
Net (loss)                                                 ($5,437,006)              ($4,448,968)                 ($39,995,961)
Stock options granted to consultants                           255,000                     -                           255,000
Pro-rata share of Joint Venture
  losses                                                       301,546                   245,348                       803,380
Depreciation and amortization                                  219,684                   183,960                     1,298,291
Decrease (Increase) in accrued interest
  receivable                                                     5,971                    10,155                       (12,458)
(Increase) in inventory                                     (1,709,832)                     -                       (1,841,330)
Amortization of discount on
  marketable securities                                          9,729                      -                          (16,636)
Decrease (Increase) in prepaid expenses
  and other current assets                                       8,848                (3,327,967)                   (4,713,113)
Decrease (Increase) in other assets                             14,610                    60,369                      (104,556)
Increase (Decrease)  in accounts payable
  and accrued liabilities related to
  operating activities                                         228,303                  (191,028)                    1,283,400
                                                          ---------------           ---------------            -----------------
Net cash (used in) operating activities                    ($6,103,147)              ($7,468,131)                 ($43,043,983)
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

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                                  For the three months
                                                     ended July 31,
                                            ------------------------------------

                                                 1998                   1997
                                            --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees
  and consultants                             ($1,914,301)          ($2,931,241)
Interest received                                  91,007               187,566
                                            --------------         -------------
Net cash (used in) operating activities        (1,823,294)           (2,743,675)
                                            --------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
  equipment                                       (15,477)              (62,217)
                                            --------------         -------------
Net cash (used in) investing activities           (15,477)              (62,217)
                                            --------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock
  options and warrants, net
  of registration disbursements                    28,125               141,126
                                            --------------         -------------
Net cash provided by financing activities          28,125               141,126
                                            ---------------        -------------

NET (DECREASE)  IN CASH AND CASH
 EQUIVALENTS                                   (1,810,646)           (2,664,766)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                             7,957,329           18,475,690
                                            ---------------        -------------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                         $6,146,683          $15,810,924
                                            ===============        =============


RECONCILIATION OF NET (LOSS) TO NET
CASH (USED IN) OPERATING ACTIVITIES:
Net (loss)                                     ($1,685,119)         ($1,467,543)
Stock options granted to consultants                75,300                 -
Pro-rata share of Joint Venture
  losses                                            94,165               87,435
Depreciation and amortization                       72,749               60,631
(Increase) in accrued interest receivable           (1,636)             (30,368)
(Increase) in inventory                         (1,102,208)                -
Amortization of discount on
  marketable securities                            (13,544)                -
Decrease (Increase) in prepaid expenses and
  other current assets                             430,959           (1,563,431)
Decrease (Increase) in other assets                    321              (17,317)
Increase in accounts payable and accrued
  liabilities related to operating
  activities                                       305,719              186,918
                                             ==============        =============
Net cash (used in) operating activities        ($1,823,294)         ($2,743,675)
                                             ==============        =============

The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                            JULY 31, 1998 (UNAUDITED)
                            -------------------------

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

The Company is producing its telephone based multi-functional telecommunications product, called MAGICOM(R) 2000, incorporating the Company's flat panel display, called E-Paper(TM), and associated proprietary hardware and software technology and marketing the product through its United States and international distributor/dealer network. The Company has also developed, in conjunction with a Japanese company, a small portable printer called MAGIC PRINTER. The printer is being produced for the Company by the Japanese company which is also being marketed through the Company's marketing network, including in China, for use with MAGICOM(R) 2000 or in conjunction with personal or laptop computers. The success and profitability of the Company's products will depend upon many factors, including those normally associated with any new product. See Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 contained in Management's Discussion and Analysis of Financial Condition and Results of Operations for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

The information contained herein for the nine and three month periods ended July 31, 1998 and 1997 and for the period from November 5, 1982 (inception) through July 31, 1998 is unaudited, but in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included. The results of operations for interim periods may not necessarily reflect the annual operations of the Company.

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

The amounts due from the Joint Venture of approximately $4,653,000 and $4,304,000, respectively, on the accompanying Condensed Balance Sheets represent parts inventory, such as the flat panel assembly components, purchased by the Company on behalf of SCE which are incorporated into the MAGICOM(R) 2000 product.

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

Condensed Balance Sheets for SCE at July 31, 1998 and October 31, 1997 and Condensed Statements of Operations for the nine month periods ended July 31, 1998 and 1997 are as follows:

                              Condensed Balance Sheets
                              ------------------------
                                     (Unaudited)

                                                 July 31,          October 31,
                                                   1998               1997
                                             ---------------    ----------------
        Cash                                  $     66,931       $     135,890
        Inventories                              4,490,828           4,830,461
        Other current assets                       598,874              31,988
        Land occupancy rights, net
          of amortization; fixed assets,
          net of depreciation and other
          non-current  assets                     2,185,211          2,197,169
                                             ---------------    ----------------
             Total Assets                      $  7,341,844      $   7,195,508
                                             ===============    ================

        Short term loans                       $    999,278      $     500,012
        Accounts payable and accrued
          liabilities                               350,360            504,269
        Due to CopyTele, Inc.                     4,652,897          4,303,652
        Capital                                   1,339,309          1,887,575
                                             ---------------    ----------------
            Total Liabilities and Capital      $  7,341,844      $   7,195,508
                                             ===============    ================


                               Condensed Statements of Operations
                              ----------------------------------
                                        (Unaudited)

                                                    For the nine months ended
                                                 -------------------------------
                                                  July 31,           July 31,
                                                    1998               1997
                                                 -----------      --------------

        Net Sales                                 $     -          $     -
        Operating (Loss)                           (513,365)          (440,470)
        Other Income (Expense)                      (34,901)            (5,618)
                                                 ------------      -------------
                 Net (Loss)                       ($548,266)         ($446,088)
                                                 ============      =============

The short-term loans from a Chinese bank bear interest at floating rates, which are currently, approximately 7.69% and 8.64% per annum adjustable quarterly. These loans were extended in February and April 1998 and will mature February 1999 and April 1999, respectively. These loans are secured by a land-use contract and building owned by SCE.

Included in accounts payable and accrued liabilities at October 31, 1997, is $372,000 of advances paid by the Company towards the purchase of products from SCE. No such advances were outstanding at July 31, 1998.

Included in other current assets at July 31, 1998, is $538,000 of payments owed by the Company towards the purchase of products from SCE. No such payments were owed at October 31, 1997.

The cumulative net loss incurred by SCE since its inception on April 10, 1995 is $1,460,691.

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:

                                      For the Nine Months    For the Nine Months
                                      Ended July 31, 1998    Ended July 31, 1997
                                      -------------------    -------------------

          Net Loss:       As Reported     ($5,437,006)           ($4,448,968)
                          Pro Forma       ($8,209,527)          ($12,802,621)

          Net Loss
          Per Share:      As Reported          ($0.09)                ($0.08)
                          Pro Forma            ($0.14)                ($0.22)

Options granted to non-employee consultants are accounted for using the fair-value method required by SFAS No. 123. Compensation expense for consultants recognized in the nine months ended July 31, 1998 was approximately $255,000, and is included in general and administrative expenses for the period with an offset to Additional Paid-In Capital. No such costs were incurred in the nine month period ended July 31, 1997.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the nine months ended July 31, 1998 and 1997, respectively: risk free interest rates of 5.50% and 5.60%; expected dividend yields of 0%; expected lives of 2.86 and 2.56 years; and expected stock price volatility's of 69%. The weighted average fair value of options granted under SFAS No. 123 for the nine months ended July 31, 1998 and 1997 are $1.39 and $1.66, respectively.

During the period from November 1, 1997 to July 31, 1998, there were no stock options exercised, granted, canceled or expired under the 1987 Plan. At July 31, 1998, 686,160 shares were under option, all of which are exercisable. The current weighted average exercise price per share is $4.93.

The exercise price with respect to all of the options granted under the 1987 Plan from its inception was at least equal to the fair market value of the underlying common stock on the date of grant. Upon the approval of the 1993 Plan by the Company's shareholders in July 1993, the 1987 Plan was terminated with respect to the grant of future options.

From August 1, 1998 through September 8, 1998, 37,600 options expired at a weighted average exercise price of $4.02 per share pursuant to the 1987 Plan.

The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares of the Company's Common Stock available for issuance pursuant to grants thereunder from 6 million to 20 million, as adjusted for the two-for-one stock split declared in May 1996. Information regarding the 1993 Plan from October 31, 1997 to July 31, 1998 is presented in the table and narrative below:

                                                                Current Weighted
                                                                Average Exercise
                                                   Shares        Price Per Share
                                                   ------        ---------------

  Shares Under Option at October 31, 1997        11,540,360           $5.19
     Granted                                      2,758,000           $2.82
     Canceled                                      (370,000)          $5.12
     Exercised                                      (10,000)          $2.81
     Expired                                        (40,000)          $8.50
                                               --------------
     Shares Under Option at July 31, 1998        13,878,360           $4.72
                                               ==============
     Options Exercisable at July 31, 1998        12,435,360           $5.00
                                               ==============

The exercise price with respect to all of the options granted under the 1993 Plan from its inception was at least equal to the fair market value of the underlying common stock on the grant date. At July 31, 1998, 1,042,000 options were available for future grants under the 1993 Plan.

From August 1, 1998 through September 8, 1998, 144,000 options expired at a weighted average exercise price of $5.51 per share pursuant to the 1993 Plan.

As of September 8, 1998, 12,291,360 of the options to purchase shares of Common Stock granted and outstanding under the 1993 Plan were exercisable.

(4) Warrants to purchase common stock:
    ----------------------------------

Warrants previously issued by the Company were primarily to members of the immediate families of its Chairman of the Board and its President in conjunction with the sale of its Common Stock. The exercise price of each warrant was equal to at least the fair market value of the underlying common stock on the date of issuance of such warrant. At October 31, 1997, after adjustments for anti-dilution provisions and all applicable stock splits, there were 96,000 shares covered by warrants with a weighted average exercise price of $5.07 per share. During the period from November 1, 1997 to July 31, 1998, these warrants expired; therefore at July 31, 1998, there were no shares covered by warrants.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         ------------------------------------

Safe Harbor  Statement  Under the Private  Securities  Litigation  Reform Act of
--------------------------------------------------------------------------------
1995.
-----
Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: production capability by SCE of MAGICOM(R) 2000 and the Japanese supplier of MAGIC PRINTER, respectively; long-term product performance and the capability of the Company, SCE, its distributors and its dealers to adequately service the Company's products; the ability of distributors and dealers to market their contracted quantities of the Company's products in their respective territories; the ability of the Company and SCE to obtain all required foreign governmental approvals; the volatility of foreign currency exchange rates; political and economic stability in targeted marketing territories; and the possible development of competitive products that could render the Company's product obsolete or unmarketable. See "Business" and Note 1 to the Company's Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

         General
         -------

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

The Company announced in July of 1998 that its previously announced discussions with SIEC advanced to the stage of the signing of an Agreement in Principle. The Agreement in Principle provides for an investment in each other's company with a view to sharing the benefits that may result from the co-development of high technology products and the international co-marketing of SIEC's industrial and consumer electronics. Under the Agreement in Principle, an Investment Agreement would be entered into whereby the Company would issue to SIEC 11.5 million shares of its Common Stock, representing slightly less than 20% of the approximately 58 million shares currently outstanding. In return, the Company would receive an approximately 20% ownership interest in SIEC subject to mutual agreement as to the fair value in relation to the value of the Company's stock issued to SIEC. The exact ownership interest to be issued to the Company would be determined after negotiations over the final terms of the Investment Agreement. The Agreement in Principle also provides the basis for establishing co-development and co-marketing agreements.

The Agreement in Principle may be terminated by either party at any time and is subject to a number of conditions, including the execution and delivery of final agreements satisfactory to the companies, principally an Investment Agreement, a Co-development Agreement and a Co-Marketing Agreement, and obtaining all necessary governmental approvals. There can be no assurance that the companies will be able to arrive at mutually acceptable agreements or obtain the requisite final governmental approvals.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's condensed financial statements and the notes thereto.

         Results of Operations
         ---------------------

Selling, general and administrative expenses, excluding the loss from SCE, for the nine month periods ended July 31, 1998 and 1997 increased approximately $594,000 to approximately $5,530,000 in the fiscal 1998 period from approximately $4,936,000 in the fiscal 1997 period. Included in these amounts are research, development and tooling costs, as well as normal operating expenses, of approximately $3,032,000 and $2,835,000 for the fiscal 1998 and 1997 periods, respectively. Selling, general and administrative expenses, excluding the loss from SCE, for the three month periods ended July 31, 1998 and 1997 increased approximately $99,000 to approximately $1,697,000 in the fiscal 1998 period from approximately $1,598,000 in the fiscal 1997 period. Included in these amounts are research, development and tooling costs, as well as normal operating expenses, of approximately $926,000 and $814,000 for the fiscal 1998 and 1997 periods, respectively. From November 5, 1982 (inception) through July 31, 1998, selling, general and administrative expenses, excluding the loss from SCE, were approximately $43,889,000 including approximately $27,417,000 for research, development and tooling costs, as well as normal operating expenses.

Increases in expenses for employee compensation related cost, costs associated with stock based compensation to consultants, travel costs and to a lesser extent, communication costs and rents occurred in both the nine and three month comparable periods. Employee compensation related cost increased in the fiscal 1998 periods over the comparable fiscal 1997 periods as a result of hiring additional marketing and engineering personnel. Marketing related costs, including travel, increased in the current periods as higher travel related costs were incurred in connection with meeting with prospective dealers and distributors. Engineering supplies decreased while research and development costs increased in the nine and three month comparable periods. The decrease in engineering supplies is primarily as a result of reduced purchases of panels and chip drivers used for testing and evaluation purposes, and the reduced purchases of MAGICOM(R) 2000 units from SCE for similar purposes. The decrease was offset somewhat by the cost to implement engineering changes to MAGICOM(R) 2000 and the related cost to eliminate obsolete components as a result of these changes. Research and development costs increased as a result of costs incurred in connection with development of the Company's solid state optical (reflective) and thin film (emissive) flat panel display programs. A charge to earnings was recorded for inventory valuation in order to bring it in line with current estimates and to reflect a lower selling price to selected dealers and distributors in order to stimulate sales.

Professional fees increased during the nine month fiscal 1998 period over the comparable fiscal 1997 period as a result of higher legal and accounting expenses associated with the Joint Venture and the Company's potential agreement with SIEC. Professional fees for the comparable three months periods were approximately the same. A non-cash expense of approximately $255,000 was charged to earnings during the nine month fiscal 1998 period for stock based compensation to consultants with an offset to Additional Paid-In Capital. There was no such charge for the 1997 period.

The Company's portion of SCE's loss increased during the nine month period ended July 31, 1998 by approximately $57,000 to approximately $302,000 from approximately $245,000 in the fiscal 1997 period. The increase was the result of manufacturing costs being absorbed over a limited quantity of product produced, costs incurred in connection with the implementation of a quality management program and initial marketing costs. The loss increased during the three month period ended July 31,1998 by approximately $7,000 to approximately $94,000 from approximately $87,000 in the fiscal 1997 period.

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

Interest income decreased by approximately $337,000 and $112,000 during the nine and three months ended July 31, 1998 as compared to the same periods in 1997. The decreases resulted primarily from a significant decrease in average funds available for investment offset slightly by an increase in interest rates. Funds available for investment during the nine month periods ended July 31, 1998 and 1997, on a monthly weighted average basis, were approximately $9,492,000 and $18,600,000, respectively. For the three month periods ended July 31, 1998 and 1997, funds available for investment, on a monthly weighted average basis, were approximately $7,621,000 and $16,506,000, respectively. The investment instruments selected by the Company are principally money market accounts, commercial paper and treasury bills.

The Company does not anticipate any material costs, problems or uncertainties associated with the Year 2000 computer issue at this time but will continue to monitor the issue as the Year 2000 approaches.

         Liquidity and Capital Resources
         -------------------------------

Since its inception, the Company has met its liquidity and capital expenditure needs primarily from the proceeds of sales of its common stock in its initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, upon the exercise of stock options pursuant to the 1987 Plan and the 1993 Plan and recently from the limited sales of its products.

Working  capital  decreased  by  approximately   $4,707,000  from  approximately
$16,989,000  at October 31, 1997 to  approximately  $12,282,000 at July 31, 1998 primarily as a result of the loss incurred for the period.

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

The Company believes that without taking into consideration potential revenues from sales of MAGICOM(R) 2000 it will have sufficient funds into the first quarter of fiscal 2000 to maintain its present level of development efforts. This includes, among other things, the collection of the amounts due from SCE, but excludes cash expenditures that may be required with the potential transaction with SIEC. The amounts due from SCE are primarily costs related to the purchase of components for SCE's use in MAGICOM(R) 2000 units. It is expected, although there is no assurance, that SCE will pay the Company during the current year through the sales of units and financing from banks, although the amounts due may increase before repayment begins. Sales of units by SCE to the Company may result in an increase in the Company's inventory before being sold by the Company in the ordinary course of business.

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

The Company currently has no plans with respect to additional financing. There can be no assurance that adequate funds will be available to the Company or SCE, including any future capital contributions, if any, beyond the Company's initial capital contributions of $1,225,000 to SCE, or that, if available, the Company or SCE will be able to obtain such funds on favorable terms and conditions.


PART II - OTHER INFORMATION
---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

At the Company's Annual Meeting of Shareholders held on July 29, 1998, five directors were elected and the selection of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending October 31, 1998 was ratified. The following is a tabulation of the voting with respect to the foregoing matters:


         (a)     Election of Directors -

                       Nominee                  For              Withheld
                       -------                  ---              --------

                  Denis A. Krusos           52,496,627          1,483,097
                  Frank J. DiSanto          52,509,627          1,470,097
                  John R. Shonnard          52,448,577          1,531,147
                  George P. Larounis        52,513,377          1,466,347
                  Gerald J. Bentivegna      52,514,177          1,465,547


          (b) Ratification of selection of Arthur Andersen LLP as Independent Auditors for the Fiscal Year Ending October 31, 1998:

                          For                  Against            Abstain
                          ---                  -------            -------

                      53,118,049               711,318            150,357




Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

                  (a)      Exhibits
                           --------

                           27 - Financial Data Schedule

                  (b)      Reports on Form 8-K.
                           --------------------

                           No reports on Form 8-K were filed for the Company during the quarter ended July 31, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CopyTele, Inc.



                                              DENIS A. KRUSOS
                                              ---------------------------------
                                              Denis A. Krusos
                                              Chairman of the Board,
                                              Chief Executive Officer
                                              and Director (Principal Executive
September 14, 1998                            Officer)

                                              FRANK J. DISANTO
                                              ---------------------------------
                                              Frank J. DiSanto
September 14, 1998                            President and Director

                                              GERALD J. BENTIVEGNA
                                              ---------------------------------
                                              Gerald J. Bentivegna
                                              Vice President - Finance,
                                              Chief Financial Officer and
                                              Director (Principal Financial
September 14, 1998                            and Accounting Officer)