Form 10-K405
period 1998-10-31
COPYTELE INC
filed 1999-01-29
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 1998
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)For the transition period from ___________ to ___________

                         Commission file number: 0-11254


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


                                               Name of Each Exchange
            Title of Each Class                on Which Registered
            -------------------                ----------------------
                  NONE                                  NONE

               Securities registered pursuant to Section 12(g) of
                                    the Act:


                          Common Stock,$.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

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

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of January 22, 1999, computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on such date ($1.91): $95,593,898.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

On January 22, 1999, the registrant had outstanding 58,111,176 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
================================================================================

                                     PART I
                                     ------

Item 1.  Business
        ---------

General
-------

CopyTele, Inc. (the "Company" or "CopyTele"), is a development stage enterprise whose principal activities include the development, production and marketing of a telephone based multi-functional telecommunications product incorporating the Company's patented compact, ultra-high resolution, charged particle, E-Paper(TM) flat panel display technology (the "E-Paper(TM) Flat Panel Display"), and the operations of Shanghai CopyTele Electronics Co., Ltd. ("SCE"), the Company's 55% owned joint venture in Shanghai, China. In addition, the Company is in the process of developing three new products: (i) a compact and portable digital encryption device which could provide high-grade information security for a telephone, computer, fax machine, MAGICOM(R) 2000, or "e-way"; (ii) a peripheral product called "e-way" which could be used with a telephone, computer, or fax machine to provide internet e-mail, simultaneous voice and handwriting, and caller ID all over a single telephone line; and (iii) coated particles derived from its E-Paper(TM) Flat Panel Display which could potentially be used by manufacturers of toners and pigments. The Company also is continuing its research and development activities for additional ultra-high resolution flat panel display technologies including video and color displays.

SCE was formed to produce and market multi-functional telecommunications products in China, utilizing the Company's E-Paper(TM) Flat Panel Display and associated proprietary hardware and software technology and to supply such products to CopyTele for sale outside of China. The first telecommunications product developed by the Company was MAGICOM(R) 2000, a telephone based multi-functional product that can provide over a single telephone line various functions, including internet e-mail, and simultaneous voice, electronic handwriting and editing of documents. SCE is producing MAGICOM(R) 2000 for its distribution channels in China and CopyTele's distribution network in various regions of the world including the United States.

The Company also has developed, in conjunction with a Japanese company (the "Japanese Supplier"), a small portable printer called MAGIC PRINTER. In an effort to reduce costs, however, the Company has also initiated discussions with a second supplier (the "Second Printer Supplier") to produce a new lower cost small portable printer according to the Company's design, with essentially the same features as the original MAGIC PRINTER. See "Products -- MAGIC PRINTER".

To date, the Company has had no revenues to support its operations other than limited sales to certain of its distributors. Revenue will not be recorded on these sales , which were not material, until the Company determines that its products have been accepted by the end-users (see Notes 1 and 2 to the Company's Financial Statements). The Company has expended approximately $28 million for research and development since its inception in 1982. MAGICOM(R) 2000 and MAGIC PRINTER are only in their initial stages of production and marketing. The compact encryption device, "e-way", the new lower cost printer, and the coated particles for toners and pigments are under development as more fully discussed below under "Products - New Products Under Development". The success and profitability of these products will depend upon many factors, including those normally associated with any new product or product under development. See "Business - General Risks and Uncertainties" below. Consequently, there is no assurance that the Company will generate sufficient revenues to support its operations in the future, will have sufficient revenues to generate profits or that other products will not be produced by other companies that will render the products of the Company and of SCE obsolete or unmarketable. The Company's existing cash resources may not be sufficient to enable the Company to continue its operations as currently conducted beyond the first quarter of fiscal year 2000 without revenues or additional financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

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

Safe Harbor  Statement  Under the Private  Securities  Litigation  Reform Act of
--------------------------------------------------------------------------------
1995.
----

Certain  statements  in  this  Annual  Report  on  Form  10-K  constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: production capability by SCE and the Japanese Supplier of MAGICOM(R) 2000 and MAGIC PRINTER, respectively; the ability of the Second Printer Supplier to produce and supply a lower cost printer; long-term product performance and the capability of the Company, SCE, its distributors and its dealers to adequately service the Company's products; the ability of distributors and dealers to market their contracted quantities of the Company's products in their respective territories; the ability of the Company and SCE to obtain all required  foreign  government  approvals;  the  volatility  of foreign  currency exchange rates; political and economic stability in targeted marketing territories; the ability of the Company to reduce the cost of MAGICOM(R) 2000 and the related printer; political and economic stability in China and Russia in which research, development or production activities are taking place on behalf of the Company; the ability of the Company to commercially develop and establish a market for its new products under development; the possible development of competitive products that could render the Company's products obsolete or unmarketable; and the ability of the Company to obtain additional financing.

Products
--------

         MAGICOM(R) 2000
         -------------

The Company's first product is the MAGICOM(R) 2000. Since its introduction in 1997, the Company has been developing and incorporating into MAGICOM(R) 2000 a number of enhanced features. The most significant features of MAGICOM(R) 2000 include the capability, with the addition of a Company developed keyboard: to communicate by e-mail over the internet; to provide all functions over a single telephone line, including simultaneous voice and electronic handwriting and editing of documents ("SVD"); to input and retrieve documents to and from a computer's storage; to edit and transmit received documents; to send and receive full page paperless fax; to rapidly scan documents, pictures, and drawings into a computer; to send and receive handwritten information; and to provide peripheral functions to computers. MAGICOM(R) 2000 is compatible with and can send information to fax machines and computers, has the ability to transmit alpha-numeric messages to pagers, and possesses all basic telephone features, including digital voice mail.

The Company's E-Paper(TM) Flat Panel Display incorporated in MAGICOM(R) 2000 brings an advanced standard of readability to visually displayed electronic information, since its display image forms in a manner closely resembling the way a printed image forms on a page. Business documents, letters, diagrams, written messages or notes, magazine articles, pictures and other forms of information that can be received electronically can be read and viewed with the ease approaching that of a printed page. Users can view, in a single image, an entire page of information. The displayed images can be viewed from any angle under all lighting conditions. Once an image is scanned into this display, it can be retained with minimal display power. This provides additional user-friendliness since no refreshing is necessary to view an image. Conventional displays, such as cathode ray tubes ("CRTs") and liquid crystal displays ("LCDs"), require refresh (quick repetition of an image) which is one reason why people find reading a printed page on paper easier and more natural. The E-Paper(TM) Flat Panel Display, in combination with a high quality writing screen and plastic tip pen, allows electronic writing with the ease approaching that of writing on paper. The display-writing screen combination can be used to create and transmit information and edit received documents. The Company has described these display features as "electronic paper". In addition, the high resolution of its E-Paper(TM) Flat Panel Display has enabled the Company to produce a compact, lightweight product capable of displaying a full page of information, considerably smaller than conventional lower resolution displays would allow. The product size is suitable for office and home use.

During 1998, the Company began developing a peripheral compact and portable digital encryption device that could provide security for all MAGICOM(R) 2000 functions, including internet e-mail, SVD, voice, fax, data, and cellular communication. See "New Products Under Development -- Encryption Device" below. The Company believes that with the addition of security, MAGICOM(R) 2000 could fulfill many governmental, industrial, and personal applications both in the domestic and international markets.

The Company also instituted a program during 1998 to reduce the cost of producing MAGICOM(R) 2000. In accordance with this program, the Company is in the process of locating contractors who have economy of scale in producing similar types of electronic components as those used in MAGICOM(R) 2000, and finding competitive sources for the product's major cost components, such as the E-Paper(TM) Flat Panel Display, which represents the most costly component of the product. In order to reduce the cost of the E-Paper(TM) Flat Panel Display, the Company has begun working with two companies, one of which is Volga Svet. Limited ("Volga"), a Russian display company, to develop and produce a lower cost version of the substrates for the E-Paper(TM) Flat Panel Display. See "Flat Panel Display Technology -- E-Paper(TM) Flat Panel Display" below. There can be no assurances that these companies will be successful or that a mutually acceptable agreement for the supply of such substrates will ever be reached. In order to lower the cost of the display, the Company also transferred the production of fluid for the E-Paper(TM) Flat Panel Display to SCE during 1998. See "Production" below.

         MAGIC PRINTER
         -------------

The Company has developed, in conjunction with the Japanese Supplier, a small portable printer called MAGIC PRINTER. The Company's MAGIC PRINTER, which is produced by the Japanese Supplier in accordance with the Company's specifications, is small in size and lightweight, and is being marketed as an optional accessory for the MAGICOM(R) 2000 where desk space is at a premium or for use with personal, notebook, or laptop computers. The Japanese Supplier has already produced a sufficient quantity of printers to meet the Company's anticipated short-term needs. In an effort to reduce costs, however, the Company has initiated discussions with a Second Printer Supplier to produce another small portable printer according to the Company's design, with essentially the same features as the current MAGIC PRINTER, but at a significantly reduced cost. If produced, this new printer would supercede the original MAGIC PRINTER. The Company expects to develop models for this new printer during the first half of 1999. There can be no assurance, however, that a new printer will be successfully developed or that a mutually acceptable supply agreement will be reached with the Second Printer Supplier for the production of the new printer or, if no agreement is reached, with the Japanese Supplier for the future production of MAGIC PRINTER. If the Company is unable to reach an agreement with either supplier, there can be no assurance that the Company will be able to obtain a printer similar to MAGIC PRINTER from another manufacturer.


         New Products Under Development
         ------------------------------

                  Encryption Device
                  -----------------

During 1998, the Company began development of a high grade, hardware based peripheral digital encryption device suitable for protecting multiple forms of communication. The Company plans to incorporate into the device the Company's technology derived from MAGICOM(R) 2000 and "e-way". In order to provide the encryption for the devise, the Company is in negotiations with Harris
Corporation (Harris)to be able to embed a Digital Cryptographic chip - The Citadel(TM) (a trademark of Harris) into the device. The Citadel(TM)was developed by Harris to meet current and future demands for high-grade information security and, as such, provides state-of-the-art protection for domestic and international users over virtually any communications media. The encryption device would connect (via appropriate connectors) to a telephone, computer, fax machine, MAGICOM(R) 2000, or "e-way" to secure the transmission of information, including SVD (simultaneous voice and data), using a 56k BPS modem, over a single telephone line. The device would permit secure computer file encryption for safe storage and transmission over the Internet as an e-mail attachment. The device also would incorporate a public key exchange system that would allow for a convenient and simple method for users to establish a secure connection. Switching between secure and non-secure modes would be accomplished by the push of a single button. The device is expected to be compact and portable, having approximate dimensions of 5" W x 4" D x 1" H, and weigh less than 8 ounces with low power consumption. The Company is in negotiations with Harris to provide the Company with engineering support for this product during the prototype phase of development and in connection with integration of the Citadel(TM) into the encryption device. The Company expects that the prototype will be completed within the first half of 1999. There can be no assurance that a successful prototype or commercially marketable product will be developed or that acceptable arrangements for the production and marketing of the product will ever be reached.

                  "e-way"
                  -------

In light of market indicators, the Company believes that a simplified and lower cost product that utilizes some, but not all, of MAGICOM(R) 2000's technology could provide another opportunity for the Company. As a result, during 1998 the Company began developing "e-way", a product that could be a peripheral to any computer, telephone, or fax machine. It is anticipated that its features would include the ability, with the aid of a Company developed keyboard, to send or receive e-mail over the internet, send handwritten or e-mail information to a computer, perform SVD, provide caller ID, receive and send handwritten information, and receive handwritten information in memory all with the use of a single telephone line. The product also would include a display having 480 lines in the horizontal direction by 320 lines in the vertical direction overlaid by a writing screen. Its size would be approximately 7 inches wide by 5.5 inches in depth and sloped to a maximum height of 1.5 inches. The display would be used for both handwriting and typing e-mail with the keyboard. It is estimated that its weight would be as low as one pound. The design includes two telephone line jacks, a serial port to connect to computers, and a parallel port to connect to the optional Magic Printer. The design also would allow compatibility with the Company's encryption device which, if developed, would provide security for voice, e-mail, and handwritten information. The Company expects that a prototype will be developed in the first half of 1999 but there can be no assurance that a commercially marketable product can be successfully developed.

The Company has been discussing the application of this product with several companies, including telecommunication and office equipment companies and distributors of home and office electronic products. The Company will seek to establish a market for this product based on these investigations. SCE is also performing similar marketing investigations in China. If "e-way" is successfully developed as a commercially marketable product, the Company anticipates that the product would be produced by SCE, or possibly by the Second Printer Supplier.

The display for "e-way" is a liquid crystal display (LCD) generally available from a number of large LCD flat panel suppliers. The Company, however, has entered into an agreement with Volga for the production of LCDs which would meet the Company's specifications and interface requirements. See "Liquid Crystal Display" below. The Company is expecting an initial quantity of displays from Volga in the first half of 1999. The long-term availability of supply for LCDs from Volga, however, will be subject to future negotiations, and there can be no assurance that the Company and Volga will be able to arrive at a mutually acceptable agreement.

                  Coated Particles
                  ----------------

During 1998 the Company, using the coated particles technology that was developed for the fluid contained in the E-Paper(TM) Flat Panel Display, began developing coated particles that could be used in pigments and toners for printers and copiers. These particles would have a very narrow range of size as compared to those currently available in printers and copiers thereby resulting in better resolution, less color degradation with time, and more consistent response to an applied electric field (which is necessary in order to deposit the particles on paper) than is presently available in commercial products. In addition, it is anticipated that the coated particles fabrication process will be simplified and will not require mechanical procedures of grindings and extensive sieving. The Company is investigating the possibility of licensing this technology or forming joint arrangements with companies that produce pigments and toners

Flat Panel Display Technology
-----------------------------

In 1998, the Company continued to produce its E-Paper(TM) Flat Panel Display and also to pursue its efforts to develop four new technologies for color and video flat panel displays (see "Color and Video Flat Panel" below).

         E-Paper(TM) Flat Panel Display
         ---------------------------

The E-Paper(TM) Flat Panel Display possesses a combination of features that are not presently available in other display screens, such as ultra-high resolution, compatibility with facsimile terminals (200 lines per inch in the horizontal and vertical directions with up to a full page of information with real-time display), a minimal amount of inactive space between pixels or picture elements (allowing the image to appear smoother), image retention without refreshing (eliminating the need for image repetition with resulting flicker and operator fatigue), approximately 180 degree viewing angle, low power consumption for writing and image retention with minimal power consumption. The Company's 7.8 inch diagonal flat panel is one of the principal features of the MAGICOM(R) 2000 product. This flat panel has 1,280 lines by 896 lines with a resolution of 200 lines per inch in both directions containing approximately 1,150,000 pixels, and has an image area of approximately 6.4 x 4.5 inches.

The Company has been purchasing flat panel substrates from Hoya Corporation ("Hoya"), a major Japanese high technology manufacturer of glass products. These substrates are produced by Hoya using the Company's technology and design specifications and are then incorporated into MAGICOM(R) 2000 units produced at SCE. The Company has instituted a program to develop other less expensive sources for these substrates. One possible source is Volga. The Company is currently providing Volga with technical support in this effort. Volga has supplied engineering samples to the Company and their performance is being evaluated. If Volga can satisfy the Company's performance, cost and production requirements, the Company may change the source of the substrates from Hoya to Volga. There can be no assurance, however, that a mutually acceptable agreement for the supply of the substrates will be reached.

The Company's E-Paper(TM) Flat Panel Display design utilizes a chip which has 128 outputs. The chip has the required speed to accommodate panel operation, and is capable of using minimal power when viewing an image. The chip, in accordance with the Company's design and specification, is being purchased by the Company and is being supplied to SCE for incorporation into production units.

The flat panel also utilizes fluids which were developed by the Company and which are suitable for production processing. See "Fluid" below. The fluid contains coated yellow particles suspended in a dark dye. Thus, the flat panel contains a yellow background with black writing or vice versa. In order to lower the cost of the E-Paper(TM) Flat Panel Display, the Company transferred fluid production to SCE during 1998. See "Production" below. The Company, however, is still producing the charged particles at its facilities on Long Island, New York, which represent the key know-how for the fluid technology.

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

         Illumination
         ------------

The Company has developed a front light illumination system for the E-Paper(TM) Flat Panel Display used in MAGICOM(R) 2000. This allows viewing of images under nighttime to sunlight conditions. The front illumination system has been integrated with the flat panel assembly. The light is generated by cold cathode fluorescent lamps. The design of these lamps was developed in conjunction with another company in accordance with the Company's specifications. The Company determined experimentally the phosphor color of the fluorescent lamp. The development also included the design of the optical system, its optical quality, mechanical mounting techniques and the generation of standards for quality control of the system's brightness, contrast and uniformity.

         Fluid
         -----

The Company utilizes equipment which allows large batches of specially coated yellow particles to be produced for insertion into the fluid. Equipment is also being used to characterize sample batches and particle consistency. A number of coatings are applied in the production process to the Company's pigment particles to increase contrast and to enhance stability and longevity. SCE utilizes equipment similar to the Company's to produce the fluid.

The Company believes that the E-Paper(TM) Flat Panel Display is environmentally comparable to a liquid crystal display and the Company presently is not aware of any environmental hazards associated with the small quantity of fluid medium inside the display.

         Color and Video Flat Panels
         ---------------------------

                  Solid State and Optical Display
                  -------------------------------

During 1998, the Company continued its efforts to develop digital video and color capability pursuant to development arrangements with a network of U.S. companies and U.S. Universities, including The Center for Advanced Thin Film Technology at the State University of New York at Albany. The Company believes that, if successful, the technology under development, which involves the Company's proprietary design for solid state and optical technology, will be most suitable to obtain ultra-high resolution in color at video speeds, with minimal power, high contrast and long life. The Company's goal is to achieve color implementation without the use of the traditional color filters which are currently used in LCDs.

The Company's design for this color and video flat panel display utilizes a display structure which is wafer thin (less than 1/30 of an inch) and which would have the control logic, drivers and display structure all produced on this thin substrate. The Company's design could also be implemented on glass. The display could plug-in to products that the Company may develop in the future or products developed by other companies. The flat panel fabrication utilizes CMOS and MEMS (micro electromechanical systems) wafer processing. MEMS technology is the process by which precise electromechanical parts can be made by micromachining - a batch-fabrication technology similar to the process for making very large integrated (VLSI) circuits.

The basic display principle utilizes a thin film optical modulator developed by the Company on the pixel array to create high resolution images. The pixel array is on a static MEMS structure that includes the optical modulator and the associated pixel activator. It also includes an active matrix array for image control and memory. The dimensional structural feasibility was confirmed using MEMS structures patterned by photolithography and using standard semiconductor production equipment. Pixel designs including limited format and core 640 x 480 format display arrays are completed and are presently being fabricated to produce the initial engineering prototypes. This is expected to be completed in the first half of 1999. The solid state and optical flat panel display under development is being designed to include the following features:

*       Ultra-high resolution of 216 by 216 lines per inch.
* Video frame rate capability which is faster than 30 frames per second (normal TV rate).
*       Color achieved with control of the final thin film.
*       16 levels of gray scale.
* Thin film display with CMOS pixel drives, two dimensional pixel areas and control logic on a single wafer.
* Initial screen having an array of 640 x 480 pixels with larger sizes fabrication facilities which includes thin film, CMOSplanned in future.
* Production fabrication requires standard 2 micron semiconductor wafer and MEMS wafer processing.

Other capabilities include the following:

* Display components are fully operational over a wide range of temperatures.
* Incremental gray-scales of monochrome or color can be controlled by several techniques. One technique provides a video frame rate of up to 5 msec per pixel period. Another technique permits fixed images to be retained for long periods with a minimal amount of refresh.
*        System can be battery operated with standard power supply voltages.
* The technology lends itself to both active matrix and passive matrix technology.
* A range of display sizes can be fabricated using the same production facility.

                  Thin Film Video Color Display (Field Emission Display)
                  -----------------------------

In late 1997, the Company entered into a Joint Cooperation Agreement (the "Joint Cooperation Agreement") with Volga to co-develop an ultra-high resolution thin film color and video emissive flat panel display. This flat panel display would complement the Company's other passive display technologies in that it would use emission of light to create images. The Company is providing technical support and funding the project, while Volga is contributing its proprietary thin film technology. All know-how developed pursuant to the Joint Cooperation Agreement, if any, would initially become the joint property of the Company and Volga. It is the present intent of the parties to form a joint venture in Russia for the manufacture of the display if and when a limited quantity of prototypes has been developed and tested demonstrating the feasibility of the display. It is contemplated that sixty percent (60%) of the venture would be owned by the Company and forty percent (40%) would be owned by Volga, and that each company would grant to the joint venture an exclusive license with respect to all know-how developed and a royalty-free, nonexclusive license with respect to the preexisting know-how contributed by Volga. In the event that the parties are unable after a specified time to reach agreement upon the terms of a joint venture, all know-how developed pursuant to the Joint Cooperation Agreement would become the property of the Company and Volga. The Company would have a royalty-free, nonexclusive, worldwide license with respect to the preexisting know-how contributed by Volga.

The Company believes that this thin film technology, if successfully developed, could create an ultra-high resolution color video emissive display with a simplified production process as compared to other similar field emission technologies being used by other companies. The thin film video color flat panel display under development is initially being designed to include the following features:

*        Resolution 230 vertical by 230 horizontal lines per inch.
*        T.V. video frame rate.
*        640 x 280 RGB or 640 x 840 monochrome and 640 x 480 RGB.
*        Contrast ratio approximately 100:1.
*        Brightness 100 cd/m2.
* Viewing angle approximately 160 degrees in both horizontal and vertical directions.
*        Power consumption less than 1 watt.

The Company and Volga believe that their technology offers the following advantages as compared to other field emission technologies:

*        Film-Edge Cathode - Simple technology (no sub-micron photolithography)
* Self aligned, single substrate, pixel design - compatible with semi-conductor batch fabrication technology
*        New, controllable, method of phosphor deposition
*        New low-voltage operation, low-voltage phosphors
*        Pixel design:
                  Low degration (long life-time)
                  High resolution (no cross-talk)
                  Higher optical output
                  Low input capacitance

Engineering prototype models are expected to be delivered by Volga in the first calendar quarter of 1999.

                  Vacuum Fluorescent Display (VFD)
                  --------------------------

The Company has entered into an agreement with Volga for the development of prototypes for a VFD display. The Company's requirements and design specifications are different from VFD displays that Volga has manufactured for others in the past. The prototype VFD displays to be provided by Volga will provide color and video having 320 x 240 RGB with a diagonal of 7.0 inches. Delivery of engineering prototypes is expected in the first half of 1999. If the prototype displays are acceptable to the Company, and Volga can demonstrate that it is capable of producing such displays in the quantities and pursuant to the delivery schedules required by the Company, then both companies will attempt to negotiate a long-term supply agreement for the purchase of VFD displays by the Company. There can be no assurance, however, that the Company and Volga will be able to arrive at a mutually acceptable agreement.

                  Video and Color Flat Panel Display Applications
                  -----------------------------------------------

The Company believes that if its ultra-high resolution video and color flat panel displays can be fully developed, the technologies could be of universal use, involving passive (requires external lighting to view an image) or emissive (self-emits light to view an image) technology, in such products as computers, digital television, high definition television, desk top monitors, video conferencing, multi-media devices, personal telecommunication devices, new versions of MAGICOM(R) 2000 and e-way products, and network computers (NC), and for accessing on-line information services and the Internet. The Company has filed or is planning to file patent applications for these technologies and has received a notice of allowance of a basic patent for its solid state and optical display. There can be no assurance, however, that the Company will be able to develop the video color flat panel displays having the features described above or that such displays will be acceptable for use in products of third parties or commercially acceptable for use in products that may be developed by the Company in the future.

                  Liquid Crystal Display (LCD)
                  -----------------------

The Company has entered into an agreement with Volga to provide the Company, in accordance with its technical and performance requirements, with a limited number of LCD displays. The LCD displays to be produced by Volga are different from LCD displays manufactured by Volga for others and are intended solely for use as a component of the "e-way" product. Volga is expected to supply the Company with the displays in the first half of 1999. Provided that these displays are acceptable to the Company and Volga can demonstrate that it is capable of producing such displays in the quantities and pursuant to the delivery schedules required by the Company, then both companies will attempt to negotiate a long-term supply agreement for the purchase of LCD displays by the Company. There can be no assurance, however, that the Company and Volga will be able to arrive at a mutually acceptable agreement. See "Products - New Products Under Development - "e-way".

Joint Venture
-------------

SCE was formed on April 10, 1995 pursuant to a Joint Venture Agreement dated March 28, 1995 (the "Joint Venture Agreement") between CopyTele and Shanghai Electronic Components Corp. ("SECC"). With this Joint Venture Agreement, SCE was formed as a limited liability company in Shanghai, China having a duration of 20 years. See Note 3 to the Company's Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

SECC has assigned 30% of its economic interest in SCE to Shanghai Instrumentation and Electronics Holding Group Company ("SIEC") of Shanghai China, SECC's parent company, and 15% of its economic interest to Shanghai International Trade and Investment Developing Corp. ("SIT"). As a result, SECC no longer has a direct economic interest in SCE. The Company's interest remains at 55%.

Production
----------

SCE utilizes multi-purpose production and assembly line equipment to produce MAGICOM(R) 2000. The production process primarily involves a series of multi-stations where employees progressively assemble and test the product prior to shipment. Approximately thirty of SCE's forty-two employees are involved in the assembly and production of MAGICOM(R) 2000. However, the number of employees is subject to change depending upon SCE's ongoing production requirements. MAGICOM(R) 2000's main sub-assemblies include printed circuit boards containing the power supply, the control logic and the telephone interface, which circuit boards are being automatically populated with electronic components by sub-contractors. The other assemblies include a document scanner, keypad, and function controls. The E-Paper(TM) Flat Panel Display assembly area contains multiple stations of equipment which automatically insert and bond the 128 output chips located on the flat panel and assemble the illumination system and the touch screen on the flat panel. The Company provides SCE with the 128 output chips, the flat panel coated yellow particles used in the fluid, and the flat panel substrates. See "Flat Panel Display Technology". The Company has transferred production of the fluid for the E-Paper(TM) Flat Panel Display to SCE which also fills the displays with the fluid in a 5,000 square foot environmentally controlled "clean room" area, mounts and electrically connects the 128 output chips to the E-Paper(TM) Flat Panel Displays, and integrates the illumination system and touch screen to complete the E-Paper(TM) Flat Panel Display assembly. The Company has provided multiple testing systems to SCE to check the operation of MAGICOM(R) 2000 units prior to shipment. The Company also receives sample quantities of SCE produced MAGICOM(R) 2000 units to continuously monitor the quality of the production process.

MAGICOM(R) 2000 contains various electronic components. The commodity-type components, such as resistors, capacitors and multi-purpose chips are available and are being purchased from various vendors world-wide. Special purpose components, such as the fax and data chip set, the 33.6K BPS modem, and the 128 output drive chips are being purchased from single vendors which represent the major suppliers of these components throughout the telecommunications, consumer electronics and other industries. The Company does not presently anticipate that it will experience any difficulty in obtaining the required components for MAGICOM(R) 2000 at acceptable prices.

Production of MAGICOM(R) 2000 is being performed in SCE's 30,000 square foot facility in the Shanghai Songjiang Industrial Zone. This facility has warehouse space, administrative offices, and the capability to house multiple equipment stations to assemble the product. SCE believes it currently has adequate management, technical and production personnel to operate the facility. See "Employees and Consultants."

During 1998, the Company and SCE took a number of steps to improve the efficiency and quality of production at SCE's facility. SCE set up a managed environmental facility which controls airborne particles, temperature and humidity. The Company trained SCE's employees in the manufacture of the fluid for use in the production of the E-Paper(TM) Flat Panel Display. Also, the Company helped SCE to enhance its quality control procedures. These efforts have been documented with the goal of achieving accreditation pursuant to the ISO 9002 international quality management standard.

The Company also implemented a cost reduction program during 1998 to reduce the overall manufacturing cost of MAGICOM(R) 2000. Savings were achieved by reducing the cost of purchased components, and by reducing manufacturing overhead through the introduction of efficiencies in the assembly process. The Company and SCE are continuing to pursue an active quality improvement program aimed at further reducing cost and enhancing product quality.

In response to marketing suggestions from its distribution network, the Company developed and incorporated into MAGICOM(R) 2000 a number of enhanced features during 1998. Some of these features, such as the internet e-mail, have only recently been completed and, therefore, the Company is still in the process of updating units that had been previously shipped to its distributors and dealers. SCE is also in the process of updating the Company's inventory of MAGICOM(R) 2000 which are used to support the marketing operations of the Company's international distributors and U.S. dealers.

During 1997 and 1998, SCE produced approximately 700 and 2,300 MAGICOM(R) 2000 units, respectively. Production activity has been limited as a result of efforts by the Company to incorporate engineering enhancements into the product, to evaluate and implement the quality control program described above, and to evaluate alternative lower cost components for the E-Paper(TM) Flat Panel Display assembly. SCE currently has major sub-assemblies in inventory which could be used to produce approximately 3,000 additional assembled units. Although it is anticipated that production levels will be adjusted to meet anticipated product demand in 1999, the Company is unable to predict actual production levels.

The Company is in the process of developing its new "e-way" product (see "Products - New Products Under Development -- "e-way") and is formulating plans with SCE to utilize SCE's current production facilities to produce both MAGICOM(R) 2000 and "e-way". The Company has provided SCE with detailed sub-assembly designs of this product and SCE has instituted a cost and vendor sourcing program for the product's components and assemblies. It is contemplated that prior to the commencement of production of "e-way", the Company and SCE will enter into agreements similar to those entered into in connection with the production of MAGICOM(R) 2000 regarding, among other things, technology licensing and marketing arrangements and additional financing requirements.

Marketing
---------

         MAGICOM(R) 2000 and MAGIC PRINTER
         ---------------------------------

Pursuant to the Joint Venture Agreement, the Company is solely authorized to purchase MAGICOM(R) 2000 from SCE for marketing and sale outside China. In this regard, the Company has established a Sales and Marketing office consisting of a marketing team of sales personnel and independent sales representatives to implement its marketing strategy. As of December 31, 1998, the Company employed six sales personnel in the United States and five independent representatives in several countries, including the United States. The independent sales representatives are responsible for soliciting distributors and referring them to the Company. The independent sales representatives will receive a commission for the Company's sales to such distributors.

During 1998, the Company continued its overall marketing strategy of penetrating world-wide markets in progressive stages. As a result of these efforts, the Company has entered into agreements with 31 foreign distributors and 10 dealers in the United States to sell and service MAGICOM(R) 2000 and MAGIC PRINTER, and with one foreign distributor in China to sell and service MAGIC PRINTER. The Company has been marketing its current MAGIC PRINTER as an accessory to MAGICOM(R) 2000 and as a portable printer to be used with personal, notebook, or laptop computers. The product has been marketed through the Company's distributors and dealers. In addition, the Company has recently been directly marketing this product to independent computer outlets and distributors of home and office electronic products. The Company believes that further pricing efficiencies could potentially increase the marketability of the printer. As a result, the Company is working with another company to produce a new printer that would be similar to MAGIC PRINTER but less expensive. See "Products -- MAGIC PRINTER".

The foreign distributor agreements provide for the sale and service of MAGICOM(R) 2000 and MAGIC PRINTER in Russia, its former Republics, North Africa, Egypt, Philippines, Indonesia, Malaysia, Thailand, Hong Kong, Brazil, South Korea, Italy, Yemen, Saudi Arabia, India, Oman, Romania, Bahrain, Bulgaria, Poland, Nigeria, Taiwan, Qatar, Bermuda and Chile. The dealer agreements provide for the sale and service MAGICOM(R) 2000 and MAGIC PRINTER in various parts of the United States, including the New York and Washington, D.C. Metropolitan areas; Boston, Massachusetts; Dallas, Austin and Houston, Texas; Miami and Orlando, Florida; Louisville, Kentucky; Phoenix, Arizona; St. Louis, Missouri; and Los Angeles, California. See "Business -- General Risks and Uncertainties" above for certain risks associated with these products.

The Company's initial foreign distribution agreements were for terms of three years or less and provided for periodic purchase orders in increasing quantities accompanied by irrevocable bank letters of credit. In light of adverse economic and political conditions in a majority of the regions where these initial distributors market MAGICOM(R) 2000 and MAGIC PRINTER, namely Southeast Asia, Russia and South America, the Company has determined not to enforce at the present time the specific minimum purchase order provisions set forth in the Company's distribution agreements and continues to foster its relationships with its distributors. The Company's more recent foreign distribution agreements are for terms of three years or less and provide for periodic purchase orders based on the distributor's requirements. The Company's dealers are subject to renewable one year agreements. The Company has not amended any of the forgoing agreements with its dealers and distributors.

The Company's distributors and dealers are in various stages of marketing MAGICOM(R) 2000 and MAGIC PRINTER, ranging from performing test marketing in their respective territories and obtaining national telecom agency approvals, to purchasing product from the Company and soliciting orders from their customer base. During 1998, the Company and its distributors and dealers demonstrated MAGICOM(R) 2000 at trade shows and to their customer bases to measure its performance and marketability. Based on the results of these efforts, production was limited while certain feature enhancements were developed and incorporated into the product. See "Products -- MAGICOM(R) 2000" and "Production". As a result of the continuing development of feature enhancements and the adverse economic and political conditions affecting many of the Company's distributors, the Company supplied or sold only a limited quantity of MAGICOM(R) 2000 units to its distributors and dealers during 1998. Revenue on these sales, which were not material, will not be recorded until the Company determines that its products have been accepted by the end-users. In an effort to stimulate sales, the Company had reduced the selling price of MAGICOM(R) 2000 and MAGIC PRINTER and is attempting to lower the cost of producing these products so that further price reductions may be made. While some of the products sold to distributors and dealers have been paid for, the Company has permitted the remainder of these products to be paid for upon their resale. Although the Company's agreements with its distributors and dealers do not provide for a right of return of any units, it is likely that under special circumstances during this initial marketing period the Company would accept the return of unpaid units.

The Company provides service training and technical support to all of its distributors and dealers. In addition, the Company works with its distributors to obtain certification of MAGICOM(R) 2000 by the national telecom agencies for those foreign countries in which distributors are marketing the product. Such approval is generally required before the MAGICOM(R) 2000 unit can be sold in a specific country. The MAGIC PRINTER, however, does not require national telecom agency approvals. The distributors have continued to pursue certification despite economic conditions that may adversely affect the marketability of MAGICOM(R) 2000 in certain countries. The certification process is an ongoing effort as distributors are selected in additional countries. The Company has obtained UL and FCC approvals in the United States and CSA approval in Canada and CE in Europe. To date MAGICOM (R) 2000 has received certification in eleven contries and territories covering approximately twenty-two of the Company's distributors and dealers.

The Company is currently engaged in preliminary discussions with additional distributors in both the United States and China to sell MAGICOM(R) 2000 and MAGIC PRINTER. There can be no assurance, however, that marketing arrangements will ever be achieved with these distributors.

         Products Under Development
         --------------------------

Based on marketing investigations by the Company and several distributors, the Company initiated a program during the latter part of 1998 to add security to MAGICOM(R) 2000. See "Products -- New Products Under Development -- Encryption Device" and "Products -- MAGICOM(R) 2000". In order to implement the marketing portion of this program, the Company is working with a marketing expert who has been involved in evaluating the potential applications of the proposed encryption device. If a commercially successful encryption device is developed, the Company anticipates that this marketing expert will direct the Company's program to market MAGICOM(R) 2000, with the addition of the new encryption device, as a new secure multi-functional communication system. The Company has already demonstrated MAGICOM(R) 2000 to several governmental agencies and industrial companies and its dealers in the United States and has discussed with them the potential applications incorporating the Company's proposed encryption device. The Company also anticipates that it would attempt to market the encryption device separately in the United States and abroad directly and through office equipment and communication companies and industrial and retail equipment distributors as a peripheral product to telephones, computers, fax machines or cellular phones which could be utilized to secure their communications.

If "e-way" can be developed as a commercially successful product, the Company believes that the most promising opportunities for marketing this product would be to seek arrangements with major communication carriers and distributors of electronic products. The Company is in preliminary discussions with several companies who have expressed an initial interest in the product, but there can be no assurance that the Company will enter into any marketing arrangements with such companies.

         SCE
         ---

SCE is solely responsible for marketing MAGICOM(R) 2000 in China. SCE's marketing strategy consists of soliciting large government owned entities and governmental bureaus. For this effort, SCE has established a marketing and sales department and has hired a marketing team, including a senior marketing director, to implement marketing strategies in China. SCE has a total of five marketing/sales personnel. SCE's domestic marketing plan is being carried out in six different regions of China, including the greater Shanghai region, the east region, the south region, the north region, the northeast region and the central region. During 1998, MAGICOM(R) 2000 was shown at seven trade shows and exhibitions including three in the Shanghai and east regions, two in the north region, one in the central region and one in the northeast region, respectively. To date SCE has made arrangements for periodic purchase orders with four dealers in China, including one in the northeast region, one in the north region, one in the east region, and one distributor in the south region for the purchase of MAGICOM(R) 2000.

General Risks and Uncertainties
-------------------------------

MAGICOM(R) 2000 and MAGIC PRINTER are in their initial stages of production and marketing, while the Company's proposed encryption device, "e-way", new printer, and coated particles for toners and pigments are under development. The success and profitability of these products will depend upon many factors, including those normally associated with any new product or product under development. These factors include the capability of SCE and the Japanese Supplier to produce sufficient quantities of MAGICOM(R) 2000 and MAGIC PRINTER, respectively; the ability of the Second Printer Supplier to produce and supply a lower cost printer; the ability of the Company and SCE to maintain an acceptable pricing level to end-users for the Company's products; the ability of suppliers to meet the Company's requirements and schedule; the long-term product performance and the capability of the Company, SCE and its distributors and dealers to adequately service the Company's products; the ability of distributors and dealers to market their contracted quantities of the Company's products in their respective territories; the ability of SCE to obtain additional financing on favorable terms and conditions; the quality of available phone lines; rapidly changing consumer preferences; the ability of the Company to reduce the cost of MAGICOM(R) 2000 and the related printer; the ability of the Company to commercially develop, produce and establish a market for its new products under development; the possible development of competitive products that could render the Company's products obsolete or unmarketable; and the ability of the Company to obtain additional financing. In addition, since the Company's products are sold internationally, the Company is subject to the risks associated with doing business in foreign markets. These risks include the potential difficulties for the Company and SCE to obtain required foreign government approvals; the volatility of foreign currency exchange rates and political and economic instability in targeted marketing territories; political and economic instability in Russia and China in which research, development or production activities are taking place on behalf of the Company; and increased foreign government restrictions, including additional duties, taxes and quotas. The occurrence of any combination of these events could have the effect of diminishing product sales, development and potential profitability in affected countries.

MAGICOM(R) 2000 is produced through SCE, a joint venture in China, which is subject to the rules and regulations of China's legal and economic system as well as its political and economic environment. Although China is currently encouraging a favorable business environment with foreign businesses operating in China, there can be no assurance that rules or regulations will not be put into effect in the future that could diminish or eliminate the ability of the Company to produce its product in China or successfully participate in the operations of SCE.

Other Developments
------------------

The Company announced in July of 1998 that its previously announced discussions with SIEC advanced to the stage of signing an Agreement in Principle. The Agreement in Principle provides for an investment in each other's company with a view to sharing the benefits that may result from the co-development of high technology products and the international co-marketing of SIEC's industrial and consumer electronics. Under the Agreement in Principle, an Investment Agreement would be entered into whereby the Company would issue to SIEC 11.5 million shares of its Common Stock, representing slightly less than 20% of the approximately 58 million shares currently outstanding. In return, the Company would receive an approximately 20% ownership interest in SIEC subject to mutual agreement as to the fair value in relation to the value of the Company's stock issued to SIEC. The exact ownership interest to be issued to the Company would be determined after negotiations over the final terms of the Investment Agreement. The Agreement also provides the basis for establishing co-development and co-marketing agreements.

There have been ongoing discussions with SIEC regarding the Company's acquisition of a controlling interest in certain holdings of SIEC in lieu of an interest in SIEC. Discussions have also taken place involving the possible establishment of a United States-based, jointly owned company to market SIEC's industrial and consumer electronic products and for the Company and SIEC to co-develop high technology products. No definitive arrangements have resulted from these discussions.

The Agreement in Principle may be terminated by either party at any time and is subject to a number of conditions, including the execution and delivery of final agreements satisfactory to the parties, principally an Investment Agreement, a Co-Development Agreement and a Co-Marketing Agreement, and obtaining all necessary governmental approvals. There can be no assurance that the parties will be able to arrive at mutually acceptable agreements or obtain the requisite final governmental approvals.

SIEC has advised the Company that it is a large Chinese government-owned company whose holdings include investments in wholly owned enterprises, listed companies on the Shanghai Stock Exchange, and foreign joint ventures. Its products include electronics instruments, household electric apparatus, electronic components and devices, telecommunications products, computers, semiconductor discrete devices, integrated circuits, thick film circuits, and analytic, automation and optic instruments.

Competition
-----------

MAGICOM(R) 2000 and MAGIC PRINTER are, and each of the Company's new products under development would be, subject to the intense competition that exists in the telecommunications and related industries. The telecommunications products industry has a substantial number of competitors which are significantly larger and possess financial resources significantly greater than those of the Company or SCE. The telecommunications products industry is extremely price competitive and, therefore, the success of MAGICOM(R) 2000 and MAGIC PRINTER and each of the Company's new products under development will also be dependent upon the Company's ability to compete on price and performance.

Certain competitive products contain displays which primarily include LCDs. These products, however, do not have all the features of the Company's MAGICOM(R) 2000 product and the displays have significantly less resolution and information content capability than the Company's E-PaperTM Flat Panel Display. The Company's E-PaperTM Flat Panel Display is being utilized for the first time in the marketplace in MAGICOM(R) 2000.

The Company believes MAGICOM(R) 2000 is a unique product in that it incorporates features of many different products on the market, such as computers, telephones and fax machines. The product allows the user to talk and write on the machine at the same time as well as exchange information, faxes and messages with other MAGICOM(R) 2000 units, terminals, computers, fax machines and pagers, and to communicate by e-mail over the internet with the addition of a Company developed keyboard. Other products currently available on the market do not combine all these features together with a high resolution flat panel display. It is the E-PAPER(TM) Flat Panel Display, with its associated features, that the Company believes principally will distinguish MAGICOM(R) 2000 from other comparable products that may be developed by other manufacturers in the future. However, there is no assurance that comparable or superior products or systems to MAGICOM(R) 2000 will not be developed which would render MAGICOM(R) 2000 or other products of the Company and SCE difficult to market or otherwise obsolete.


Patents
-------

The Company has received approximately 166 patents, including those from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2015. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. The foregoing patents are related to the design, structure and methods of construction of the E-PaperTM Flat Panel Display, methods of operating the E-PaperTM Flat Panel Display, particle generation, applications using the E-PaperTM Flat Panel Display, and new applications for SCE's planned products. The Company also has filed or is planning to file patent applications for its solid state and optical and thin film video color flat panel display technologies, currently under development, and for its coated particles. The Company has been advised by its patent counsel that a notice of allowance has been issued on a patent application for the solid state and thin film video and color flat panel display. The Company has also been advised by its patent counsel that in their opinion the subject matter of the pending applications contains patentable material.

The Company has licensed a number of its patents covering the E-PaperTM Flat Panel Display (but excluding its manufacturing technology) to SCE on an exclusive basis in China.

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

Research and Development Expenses
---------------------------------

Research and development expenses, which have comprised a significant portion of the Company's selling, general and administrative expenses since its inception, were approximately $3,926,000, $3,642,000, $3,858,000, and $28,311,000 for the
fiscal years ended October 31, 1998, 1997 and 1996 and for the period from November 5, 1982 (inception) through October 31, 1998, respectively. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the Company's Financial Statements.

Employees and Consultants
-------------------------

The Company had thirty-four full-time employees and eleven consultants as of December 31, 1998. Twenty four of these individuals, including the Company's Chairman of the Board and its President, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Seven individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for the Company. None of the Company's employees are represented by a labor organization or union.

As of December 31, 1998, SCE had approximately forty two (42) employees, of which thirty (30) were engaged in production and twelve (12) were engaged in administrative and other functions.

Item 2.  Properties.
         -----------

The Company leases approximately 11,200 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Huntington Station, New York (its principal offices) from an unrelated party pursuant to a lease which expires November 30, 2001, for a base rent of approximately $201,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. The Company has the right to cancel a portion of the lease as of November 30, 1999 and 2000. This lease does not contain provisions for its renewal and management will continue to evaluate the future adequacy of this facility. The Company anticipates securing a lease renewal for this facility at the end of the lease term if it determines to remain in the facility. See Note 5 to the Company's Financial Statements.

In February 1996, the Company entered into a five year lease with an unrelated party for approximately 2,300 square feet of office space in Valhalla, New York. The lease, which expires on June 30, 2001 and is non-renewable, has a base rent of $51,175 per annum in years one and two and $55,775 per annum for the remainder of the lease.

In October 1996, the Company entered into a lease with an unrelated party for approximately 2,000 square feet of office and laboratory space near its principal offices. In May 1997 this lease was modified to add an additional optical facility of approximately 5,000 square feet of space and to extend the lease to June 30, 2000. The modified lease provides for escalating base rents of approximately $46,000, $48,000 and $50,000 respectively, for each year beginning July 1, 1997 and an escalation clause for increases in certain operating costs.

SCE owns and operates from a 30,000 square foot, one-story office, warehouse and production facility in the Shanghai Songjiang Industrial Zone, on land acquired pursuant to a 50 year land-use contract dated October 11, 1995, with the Land Administration Bureau of Shanghai County. SCE has obtained short-term loans from a Chinese bank aggregating approximately U.S. $1,120,000 which are secured by the land-use contract and building. See Note 3 to the Company's Financial Statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

During the fourth quarter of the Company's fiscal year ended October 31, 1998, no matters were submitted by the Company to a vote of its shareholders.


Executive Officers of the Company
---------------------------------

The only executive officers of the Company are Denis A. Krusos, Frank J. DiSanto, Frank W. Trischetta and Gerald J. Bentivegna. The information required to be furnished with respect to these executive officers is set forth in, and incorporated by reference from, Item 10 Part III of this Annual Report on Form 10-K.

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Equity and
        ----------------------------------------------
                  Related Stockholder Matters.
                  ----------------------------

The common stock of the Company has been traded on the National Association of Securities Dealers, Inc. Automated Quotation National Market System ("NASDAQ - NMS"), the automated quotation system of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "COPY", since October 6, 1983, the date public trading of the Company's common stock commenced. The high and low sales prices as reported by NASDAQ for each quarterly fiscal period during the Company's fiscal years ended October 31, 1997 and 1998 have been as follows:

================================================================================
 Fiscal Period               High                                  Low
================================================================================
 1st quarter 1997           $7.38                                 $3.75
 2nd quarter 1997            7.25                                  4.25
 3rd quarter 1997            5.88                                  4.50
 4th quarter 1997            5.25                                  3.63
--------------------------------------------------------------------------------
 1st quarter 1998            4.75                                  2.38
 2nd quarter 1998            4.63                                  1.78
 3rd quarter 1998            4.13                                  1.13
 4th quarter 1998            2.13                                  0.63
--------------------------------------------------------------------------------

As of January 22, 1999 the approximate number of record holders of common stock of the Company was 1,266.

No cash dividends have been paid on the common stock of the Company since its inception and the Company has no present intention to pay any cash dividends in the foreseeable future.

If at any time the bid price for an issuer's common stock falls below $1.00 per share for a period of thirty consecutive business days, NASDAQ-NMS has the right to delist the stock if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. If the Company's stock were delisted, the delisting could potentially have an adverse affect on the price of the Company's common stock and could adversely affect the liquidity of the shares held by the Company's stockholders.

Item 6.  Selected Financial Data.
         ------------------------

The following data has been derived from the Financial Statements of the Company and should be read in conjunction with those statements, and the notes related thereto, which are included in this report.



                                -------------------------------------------------------------------------
                                                                                                             For the period
                                                                                                          from November 5, 1982
                                                As of and for the year ended October 31,                   (inception) through
                                                                                                            October 31, 1998
                                 ========================================================================
                                      1998          1997            1996             1995          1994
====================================================================================================================================

Sales                               $    -          $   -           $   -          $   -         $    -           $     -
------------------------------------------------------------------------------------------------------------------------------------
Selling General and
Administrative Expenses             7,231,557      6,378,368       6,017,580       3,332,312     3,651,334         45,590,134
------------------------------------------------------------------------------------------------------------------------------------
Loss from SCE                         377,219        335,391         148,630          17,813         -                879,053
------------------------------------------------------------------------------------------------------------------------------------
Interest Income                       472,822        913,184         722,800         356,226       223,817          4,774,278
------------------------------------------------------------------------------------------------------------------------------------
Net (Loss)                         (7,135,954)    (5,800,575)     (5,443,410)     (2,993,899)   (3,427,517)       (41,694,909)
------------------------------------------------------------------------------------------------------------------------------------
Net (Loss) Per Share of  Common
Stock (a)                               ($.12)         ($.10)          ($.10)          ($.06)       ($.07)             ($.89)
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                        13,334,972     19,988,207      24,710,420       9,695,398    6,614,332
------------------------------------------------------------------------------------------------------------------------------------
Long Term Obligations                $    -         $    -           $    -         $    -       $     -
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                11,860,913     18,779,142      22,750,273       9,436,708    6,415,233
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Per Share             $    -         $    -           $    -          $    -      $    -             $     -
of Common Stock
------------------------------------------------------------------------------------------------------------------------------------



(a) Adjusted for three-for-one stock split declared in October 1985, five-for-four stock split declared in August 1987,two-for-one stock split declared in February 1991 and two-for-one stock split declared in May 1996.

Item 7.  Management's Discussion and Analysis of Financial
         --------------------------------------------------
              Condition and Results of Operations.
              ------------------------------------

Safe Harbor  Statement  Under the Private  Securities  Litigation  Reform Act of
--------------------------------------------------------------------------------
1995.
----

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: production capability by SCE and the Japanese Supplier of MAGICOM(R) 2000 and MAGIC PRINTER, respectively; the ability of the Second Printer Supplier to produce and supply a lower cost printer; long-term product performance and the capability of the Company, SCE, its distributors and its dealers to adequately service the Company's products; the ability of distributors and dealers to market their contracted quantities of the Company's products in their respective territories; the ability of the Company and SCE to obtain all required  foreign  government  approvals;  the  volatility  of foreign  currency exchange rates; political and economic stability in targeted marketing territories; the ability of the Company to reduce the cost of MAGICOM(R) 2000 and the related printer; political and economic stability in China and Russia in which research, development or production activities are taking place on behalf of the Company; the ability of the Company to commercially develop and establish a market for its new products under development; the possible development of competitive products that could render the Company's products obsolete or unmarketable; and the ability of the Company to obtain additional financing. See "Business" and Note 1 to the Company's Financial Statements contained herein for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

General
-------

The Company, which is a development stage enterprise, was incorporated on November 5, 1982. The Company's principal activities include the development, production and marketing of a telephone based multi-functional telecommunications product incorporating the Company's patented compact ultra-high resolution charged particle E-Paper(TM) Flat Panel Display technology and the operations of SCE, the Company's 55% owned joint venture in Shanghai, China which is accounted for under the equity method of accounting. The Company is also in the process of developing three new products: (i) a compact and portable digital encryption device which could provide high-grade information security for a telephone, computer, fax machine, MAGICOM(R) 2000 or "e-way";
(ii) a peripheral product called "e-way" which could be used with a telephone, computer or fax machine to provide internet e-mail, simultaneous voice and handwriting and Caller ID all over a single telephone line; and (iii) coated particles derived from its E-PaperTM Flat Panel Display which could potentially be used by manufacturers of toners and pigments. See "Business--Products--New Products Under Development". The Company also is continuing its research and development activities for additional ultra-high resolution flat panel display technologies including video and color displays. See "Business - Flat Panel Display Technology - Color and Video Flat Panels". There can be no assurance, however, that the Company's efforts in these areas will be successful. There is also no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render the products of the Company or SCE obsolete or unmarketable. See "Business - General Risks and Uncertainties".

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's Financial Statements and the notes thereto.

Results of Operations
---------------------

The Company plans to sell its products to end-users through a distributor/dealer network. All of the critical elements of the earnings process will be complete when a distributor/dealer sells these products to end-users. The Company has had no sales since its inception other than sales of a limited quantity of products to its distributors. Revenue will not be recorded on sales until the Company determines that its products have been accepted by the end-users.

Selling, general and administrative expenses, excluding the loss from SCE, for the fiscal years ended October 31, 1998, 1997 and 1996 and for the period from November 5, 1982 (inception) through October 31, 1998 were approximately $7,232,000, $6,378,000, $6,018,000 and $45,590,000, respectively. These amounts include research, development and tooling costs of approximately $3,926,000, $3,642,000, $3,858,000 and $28,311,000, respectively, as well as normal operating expenses.

Selling, general and administrative expenses, excluding the loss from SCE, increased approximately $854,000 during fiscal 1998 as compared to fiscal 1997 resulting primarily from increases in expenditures for research and development, employee compensation and related costs, stock based compensation to consultants, and to a lesser extent communication costs, rent, travel and professional fees.

Research and development costs increased principally as a result of costs incurred in connection with the development of the Company's solid state and thin film flat panel displays programs. Employee compensation and related costs increased in fiscal 1998 over fiscal 1997 as a result of a full year's cost of the hiring of additional marketing and engineering personnel during fiscal 1997 which had only a partial year's costs. To a lesser extent some employee benefit programs incurred a slight increase in rates in fiscal 1998.

In fiscal 1998 the Company recorded a non-cash charge to earnings for stock based compensation to consultants mandated by SFAS No. 123 with an offset to Additional Paid-In Capital. There was no such charge in 1997. Communication and travel costs increased, although to a lesser extent than other expenses that increased, as a result of increased activity associated with the Company's distributor and dealer program. Rent increased as a result of leasing additional space in fiscal 1998 and the effect of a full year's rent in fiscal 1998 versus a partial year's rent in fiscal 1997 for other leases. Professional fees were also slightly higher in fiscal 1998 as a result of additional accounting fees associated with SCE and the proposed transaction with SIEC.

Engineering supplies remained approximately the same in fiscal 1998 as compared to fiscal 1997 primarily as a result of reduced purchases of panels, chip drivers and MAGICOM(R) 2000s used for testing and evaluation purposes offset by the cost to implement engineering changes to MAGICOM(R) 2000 and the related cost to eliminate obsolete components as a result of these changes. A charge to earnings was recorded in order to bring inventory valuation in line with current estimates and to reflect a lower selling price to dealers and distributors. Some marketing costs decreased in fiscal 1998 as a result of non-recurring costs associated with the start-up costs in the prior year.

The Company's portion of SCE's loss for the fiscal years ended October 31, 1998, 1997 and 1996 and for the period from November 5, 1982 (inception) through October 31, 1998 were approximately $377,000, $335,000, $149,000 and $879,000, respectively. The increase in the loss for fiscal 1998 over the prior year of approximately $42,000 was the result of manufacturing costs being absorbed over a limited quantity of product produced, cost incurred in connection with the implementation of a quality management program, and initial marketing costs. The increase in the loss for fiscal 1997 over the prior year of $186,000 was the result of manufacturing costs being absorbed over a limited quantity of product produced.The Company's proportionate share of future losses in SCE will continue to reduce the carrying value of the investment in SCE until such amount is exhausted. If, after the Company fully writes off its investment, it makes any additional investments, such additional investments will be charged directly to the statement of operations.

Selling, general and administrative expenses, excluding the loss from SCE, increased approximately $360,000 during fiscal 1997 as compared to fiscal 1996 resulting primarily from increases in expenditures for salaries, costs associated with marketing and to a lesser extent, communication costs and rents. Salaries increased in 1997 primarily as a result of the Company incurring a full year of salaries for marketing personnel compared with partial year salaries in 1996, when the Company commenced its marketing efforts, and the hiring of additional engineering personnel. Marketing related costs including travel increased in the current year as the Company marketed its products in various regions throughout the world. Depreciation expenses increased as the equipment purchased during the 1996 year depreciated for a full year in 1997. Telecommunication costs and rents increased to a lesser extent over the prior year as compared to other cost increases. Engineering supplies decreased primarily as a result of reduced purchases of panels and chip drivers which are used for testing and evaluation purposes. The decrease was partially offset by the purchase of MAGICOM(R) 2000 units from SCE for similar purposes. Employee benefit related costs decreased as a result of the decrease in the exercise of stock options, which consequently reduced payroll taxes. The decrease in workers' compensation costs was offset by an increase in pension and other group insurance coverage as a result of the addition of new personnel. Professional fees decreased in the aggregate during the 1997 fiscal year as patent related costs decreased significantly and offset by a lesser increase in all other professional fees.

While there is no formal agreement, the Company's Chairman of the Board and its President have waived salary and related pension benefits for an undetermined period of time commencing November 1985. Four other individuals, including an officer and three senior level personnel, then employed at the Company, waived salary and related pension benefits from January 1987 through December 1990. While there are no formal agreements, commencing January 1991 these individuals waived such rights for an undetermined period of time and they did not receive salary or related pension benefits through December 1992. The Company's Chairman of the Board, its President and the three senior level personnel continued to waive such rights commencing in January 1993 for an undetermined period of time. From February 1993 to September 1998 one additional employee also waived such salary and benefit rights. See "Executive Compensation" and Note 8 to the Company's Financial Statements for a more complete discussion regarding salary and related pension benefit waivers.

The decrease in interest income of $440,000 from $913,000 during fiscal 1997 as compared to $473,000 during fiscal 1998 resulted primarily from a decrease in average funds available for investment aided slightly by a small increase in interest rates. The increase in interest income during fiscal 1997 as compared to fiscal 1996 of $190,000 resulted from a significant increase in average funds available for investment, offset slightly by a decrease in interest rates. Funds available for investment during 1998, 1997 and 1996, on a monthly weighted average basis, were approximately $8,557,000, $17,394,000 and $16,011,000, respectively. The investment instruments selected by the Company are principally money market accounts and commercial paper.

Year 2000 Issue
---------------

The Year 2000 issue relates to computer systems programmed to use two digits rather than four digits to define the applicable year. Computer systems and other programmable devices utilizing date/time-sensitive software and hardware may recognize a date using "00" as the year 1900 rather than Year 2000 which could result in the computer or device shutting down, performing incorrect computations or performing inconsistently.

         State of Readiness
         ------------------

The Company is in the initial stages of determining its risks regarding the Year 2000 issue. The Company expects to complete its assessment of this issue as it pertains to its computer hardware and software, machinery and equipment which may have embedded technology, such as micro-controllers, and how it may affect the Company's dealings with material third parties by the middle of 1999. Once the assessment is complete, the Company will formulate and begin to implement a plan to correct or establish contingencies for any Year 2000 problems it uncovers. However, the Company cannot guarantee that its remediation efforts will prevent the occurrence of all Year 2000 problems.

The Company utilizes brand name personal computers and predominately off-the-shelf software to perform its daily functions. Its financial records are maintained on a local area network of personal computers and a server which utilize system operating software generally available to the public. An initial assessment of the hardware indicates that the hardware is already Year 2000 compliant, the system operating software would be compliant with the installation of a readily available update, and the financial software has already been upgraded to be Year 2000 compliant. The Company's MAGICOM(R) 2000 product is Year 2000 compliant. The Company's engineering and marketing personnel are beginning the initial assessment of their personal computers and software at the present time. The results of the initial assessment by the Company's engineering personnel does not indicate any material Year 2000 problems. SCE has performed their initial assessment and will implement a plan to correct deficiencies, which do not appear to be material.

The Company has several material third party relationships primarily with financial institutions, utilities, and telecommunications companies. The Company is planning to take reasonable steps to verify the Year 2000 readiness of these companies. The Company is also planning to contact its key customers, suppliers and vendors regarding their readiness.

         Cost to Address
         ---------------

Initial cost to begin the assessment process and the cost expended to update some items has not been material to date. The Company believes that its total cost to test and correct any Year 2000 deficiencies will be in line with its annually budgeted expense for computerization and is estimating the cost not to exceed $20,000.

         Risk to the Company
         -------------------

Failure by the Company to resolve a material Year 2000 issue could result in the interrupting or failure of, certain business activities or operations and could materially adversely affect the financial condition, results of operation and cash flow of the Company. If an interruption or failure does occur, the extent of the Company's exposure would depend primarily upon the time it takes to remedy the problem.

Based on the Company's current knowledge of its systems, operations and third party relationships, the Company does not anticipate that the Year 2000 issue will have a material adverse impact on the Company.

         Contingency Plan
         ----------------

The Company contemplates formulating a Year 2000 contingency plan in the event of possible interruptions in business operations. This plan is currently expected to be completed by the middle of calendar year 1999. There can be no assurance, however, that the Company will be able to develop or implement a successful contingency plan addressing the Year 2000 issue or that such a plan will be economically feasible

See "Business" and Note 1 to the Company's Financial Statements for discussions regarding uncertainties that may significantly affect the results of future operations.

Liquidity and Capital Resources
-------------------------------

Since its inception, the Company has met its liquidity and capital expenditure needs primarily from the proceeds of sales of its common stock in its initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering and upon the exercise of stock options pursuant to the Company's Stock Option Plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), and the CopyTele, Inc. 1993 Stock Option Plan, adopted by the Board of Directors on April 28,1993 and amended on May 3, 1995 and May 10, 1996 (the "1993 Plan").

For the fiscal years ended October 31, 1998, 1997 and 1996, the Company received proceeds aggregating approximately $28,000, $1,754,000, and $18,757,000, respectively, from the exercise of stock options and warrants to purchase shares of its common stock and the exercise of warrants by members of the immediate families of its Chairman of the Board and its President. During the period from November 1, 1998 through January 28, 1999 the Company received proceeds aggregating approximately $765,000 from the exercise of stock options pursuant to the 1993 Plan. Working capital decreased by approximately $9,400,000 from approximately $17,000,000 at October 31, 1997 to approximately $7,600,000 at October 31, 1998 as a result of the loss incurred for the year, the reclassification of a portion of the amount due from SCE to long term and the purchase of property and equipment.

The Company's operations used approximately $7,700,000 in cash during fiscal 1998. The current working capital includes approximately $5,400,000 of cash and approximately $812,000 (net of approximately $662,000 due to SCE) of accounts payable and accrued liabilities. The Company believes that these net cash resources will be sufficient to continue its operations, as presently being conducted, until the end of the first quarter of fiscal 2000 after giving effect to anticipated reductions in SCE's requirements for component purchases, which amounted to $1,275,000 during fiscal 1998, and reductions in administrative and support personnel, if necessary.

During its fiscal year ended October 31, 1998, the Company increased its inventory to approximately $2.7 million to prepare for the distribution of its products. Management has recorded the Company's inventory at its current net realizable value, which is based upon the current anticipated selling price of the Company's MAGICOM(R) 2000 units, and provides for no further reductions of the selling price of the product. To date, shipments of the Company's product have been limited. Accordingly, there can be no assurance that the Company will not be required to further reduce the selling price of the MAGICOM(R) 2000 below its current carring value to accomplish certain business strategies which would require a further reduction of such carrying value. In addition, amounts due from SCE totaled approximately $3.9 million as of October 31, 1998. The advances to SCE have primarily funded the purchase of inventory components to manufacture the Company's MAGICOM (R) 2000. The ultimate realizability of amounts due from SCE are also likely dependent, in part, on future sales of the Company's products. The Company will continue to evaluate the realizability of these assets on an ongoing basis and will make such adjustments, as necessary, to reflect net realizable values based on current facts and circumstances.

The Company is seeking to improve its liquidity through the sale of products, the collection of amounts due from SCE, and through possible sales of its common stock, each as more fully described below.

In an effort to stimulate sales, the Company has reduced the selling price of MAGICOM(R) 2000 and MAGIC PRINTER and is attempting to lower the cost of producing these products so that further price reductions may be made. The Company is hopeful, although there is no assurance, that with the price reductions and the addition of the encryption device, which is still in the process of being developed (see "Business--Products--New Products Under Development--Encryption Device"), sales of MAGICOM(R) 2000 will increase.

The amounts due from SCE are primarily related to the purchase by SCE of components for use in MAGICOM(R) 2000 units. It is expected, although there can be no assurance, that SCE will pay the Company during the current and succeeding year through the sales of units and financing from banks. SCE repaid the Company approximately $165,000 in November 1998. As of December 31, 1998, the Company owed SCE approximately $662,000 which when paid would be used by SCE to repay the Company. Sales of units by SCE to the Company may result in an increase in the Company's inventory before units are then sold by the Company in the ordinary course of its business.

The Company may also attempt to raise additional funds, if necessary, through private sales of its common stock at offering prices at or near the then market price of the Company's stock. The market price of the Company's stock at the time of the sales, would affect the amount of dilution that would result to stockholders from such sales. There can be no assurance, however, that the Company will be able to consummate any private sales of its common stock.

The NASD requires that the Company maintain a minimum of $4 million of net tangible assets to maintain its NASDAQ-NMS listing.If the Company's stock were delisted, the delisting could potentially have an adverse affect on the price of the Company's common stock and could adversely affect the liquidity of the shares held by the Company's stockholders. The Company anticipates that it will seek additional sources of funding, when necessary, in order to satisfy the NASD requirements.

The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue. The Company anticipates that it may require additional funds to continue its research and development activities, maintain the NASD funding requirement and participate in SCE beyond its initial capital contribution. There can be no assurance that adequate funds will be available to the Company or that if available, the Company will be able to obtain such funds on favorable terms and conditions. The Company currently has no definitive arrangements with respect to additional financing.

SCE required an initial aggregate capital investment of $3,500,000 from the parties to the joint venture. The Joint Venture Agreement contemplates an additional $3,500,000 of funding which may be borrowed from banks, of which $1,120,000 has been borrowed to date. Three short-term loans aggregating the $1,120,000 are from a Chinese bank and are secured by a land-use contract with the Land Administration Bureau of Shanghai County (see "Properties" below) and the building. The Company has contributed $1,225,000 in cash, and technology valued for the purposes of SCE at $700,000, and the Chinese parties contributed $1,575,000 in cash to SCE. SCE may require additional capitalization depending upon the nature and extent of its business activities. There can be no assurance that adequate funds will be available to SCE, including any future capital contributions, if any, beyond its initial capital contributions or that, if available, SCE will be able to obtain such funds on favorable terms and conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

Not applicable.

Item 8. Financial Statements and Supplementary Data.
        ---------------------------------------------

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

                                                              PART III
                                                              --------

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

The following table sets forth certain information with respect to all of the directors and executive officers of the Company:

====================================================================================================================================
                                                                                                       Director and/or
                                        Position with the Company and Principal                        Executive Officer
Name                                                 Occupation                             Age        Since
====================================================================================================================================

Denis A. Krusos                         Director, Chairman of the Board and Chief            71             1982
                                        Executive Officer
------------------------------------------------------------------------------------------------------------------------------------
Frank J. DiSanto                        Director and President                               74             1982
------------------------------------------------------------------------------------------------------------------------------------
Gerald J. Bentivegna                    Director, Vice President - Finance and Chief         49             1994
                                        Financial Officer
------------------------------------------------------------------------------------------------------------------------------------
John R. Shonnard                        Director                                             83             1988
------------------------------------------------------------------------------------------------------------------------------------
George P. Larounis                      Director                                             70             1997
------------------------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta                     Senior Vice President - Marketing and Sales          58             1996
------------------------------------------------------------------------------------------------------------------------------------

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

Item 11.  Executive Compensation.
          -----------------------

Messrs. Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director, Frank J. DiSanto, President and Director, Frank W. Trischetta, Senior Vice President - Marketing and Sales, and Gerald J. Bentivegna, Vice President - Finance, Chief Financial Officer and Director, are the executive officers of the Company. While there are no formal agreements, Denis A. Krusos and Frank J. DiSanto waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1, 1985. As a result, Mr. Krusos received no salary or bonus during the last three fiscal years. Except for Mr. Trischetta, no other executive officer received a salary or bonus in excess of $100,000 during the fiscal year ended October 31, 1998. The following is compensation information regarding Mr. Krusos and Mr. Trischetta for the fiscal years ended October 31, 1998, 1997 and 1996:


------------------------------------------------------------------------------------------------------------------------------------

                                                SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Long-Term
                                                                                               Compensation Awards
                                                                                               ---------------------

                                                   Fiscal
                   Name and                        Year                 Annual                 Securities Underlying
              Principal Position                   Ended             Compensation                   Options (#)
------------------------------------------------------------------------------------------------------------------------------------
Denis A. Krusos,                                 10/31/98                -                          600,000
Chairman of the Board,                           10/31/97                -                          575,000
Chief Executive Officer and Director             10/31/96                -                          575,000
------------------------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta                              10/31/98            $153,008                        60,000
Senior Vice President -                          10/31/97            $152,500                        30,000
Marketing and Sales                              10/31/96            $117,600                       155,000
------------------------------------------------------------------------------------------------------------------------------------

The following is information regarding stock options granted to Mr. Krusos and Mr. Trischetta pursuant to the 1993 Plan during the fiscal year ended October 31, 1998:


------------------------------------------------------------------------------------------------------------------------------------
                                                 OPTION GRANTS IN LAST FISCAL YEAR
====================================================================================================================================
                                       Individual Grants                                           Potential Realizable Value at
                                                                                                Assumed Annual Rates of Stock Price
                                                                                                   Appreciation for Option Term
====================================================================================================================================
                        Number of         Percent of
                       Securities        Total Options
                   Underlying Options     Granted to          Exercise
                         Granted         Employees in          Price           Expiration
Name                     (#) (1)          Fiscal Year         ($/Share)           Date              5% ($)             10% ($)
====================================================================================================================================
Denis A. Krusos          300,000            10.88%            $3.375 (2)         11/11/07          $636,756         $ 1,613,664
------------------------------------------------------------------------------------------------------------------------------------
Denis A. Krusos          300,000            10.88%            $2.281 (2)          7/13/08          $430,353         $ 1,090,598
------------------------------------------------------------------------------------------------------------------------------------

Frank W. Trischetta          400             0.01%            $3.375 (2)         11/11/07             $ 849             $ 2,152
------------------------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta       29,600             1.07%            $3.375 (3)         11/11/07          $ 62,827           $ 159,215
------------------------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta       30,000             1.09%            $2.281 (3)          7/13/08            43,035           $ 109,060
------------------------------------------------------------------------------------------------------------------------------------

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

(2) The exercise price of these options was equal to the fair market value of the underlying common stock on the date of grant.These options are nonqualified options.

(3) The exercise price of these options was equal to the fair market value of the underlying common stock on the date of grant.These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.


The following is information regarding stock option exercises during fiscal 1998 by Mr. Krusos and Mr. Trischetta and the values of their options as of October 31, 1998:


------------------------------------------------------------------------------------------------------------------------------------
                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                 FY-END OPTION/VALUES
====================================================================================================================================
                                                           Number of Securities                    Value of Unexercised
                                                       Underlying Unexercised Options          In-the-Money Options at Fiscal
                                                          at Fiscal Year End (#)                       Year End ($)
                  Shares Acquired   Value Realized
      Name        on Exercise (#)        ($)
                                                    --------------------------------------------------------------------------------
                                                       Exercisable     Unexercisable          Exercisable        Unexercisable
------------------------------------------------------------------------------------------------------------------------------------

Denis A. Krusos          -                -             2,935,180            -                       -               -
------------------------------------------------------------------------------------------------------------------------------------
Frank W.                 -                -               453,000             -                      -               -
Trischetta
------------------------------------------------------------------------------------------------------------------------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners
          -----------------------------------------------
              and Management.
              ---------------

The following table sets forth certain information with respect to the Company's common stock beneficially owned as of January 22, 1999 by (a) each person who is known by the management of the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (b) each director or executive officer of the Company and (c) all directors and executive officers as a group:

-------------------------------------------------------------------------------------------------------------------
                                                                    Amount and Nature of
                                                                         Beneficial                   Percent of
             Name and Address of Beneficial Owner                      Ownership(1)(2)                   Class
-------------------------------------------------------------------------------------------------------------------

Denis A. Krusos                                                          7,376,440(3)                  12.08%
900 Walt Whitman Road
Huntington Station, NY  11746
-------------------------------------------------------------------------------------------------------------------
Frank J. DiSanto                                                         6,254,335(4)                  10.27%
900 Walt Whitman Road
Huntington Station, NY  11746
-------------------------------------------------------------------------------------------------------------------
Gerald J. Bentivegna                                                       281,000                       .48%
900 Walt Whitman Road
Huntington Station, NY  11746
-------------------------------------------------------------------------------------------------------------------
George P. Larounis                                                         242,500                       .42%
15-17 A. Tsoha St.
11521 Athens, Greece
-------------------------------------------------------------------------------------------------------------------
John R. Shonnard                                                           269,600(5)                    .46%
12521 Rios Road
San Diego, CA  92128
-------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta                                                        453,000                       .77%
900 Walt Whitman Road
Huntington Station, NY  11746
-------------------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group                        14,876,875(3)(4)(5)             22.91%
(6 persons)
-------------------------------------------------------------------------------------------------------------------
____________________



(1) A beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security or has the right to obtain such voting power and/or investment power within sixty (60)days. Except as otherwise noted, each designated beneficial owner in this report has sole voting power and investment power with respect to the shares of the Company's common stock beneficially owned by such person.

(2)      Includes 2,935,180 shares,  2,765,180 shares,  279,000 shares,  242,500 shares, 140,000 shares, 453,000 shares and 6,814,860 shares as to which Denis A. Krusos, Frank J. DiSanto, Gerald J. Bentivegna,
         George P. Larounis, John R. Shonnard, Frank W.Trischetta and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Plan.

(3) Includes 29,500 shares of the Company's common stock owned by Mrs. C. Krousos, the wife of Denis A. Krusos, as to which beneficial ownership is disclaimed by Mr. Krusos.

(4) Includes 2,000,000 shares held by the Frank J. DiSanto Revocable Living Trust. Mr. DiSanto is the trustee and has sole voting and investment power of the trust.

(5)      Includes  129,600  shares of the Company's  common stock,  all of which
         are held in a revocable  trust by the Wells Fargo Bank   (successor of
         the First Interstate Bank), as trustee of such trust. Mr. Shonnard and his wife, Janet L. Shonnard, are the beneficiaries of such trust and, under certain circumstances, may exercise the voting power and investment power of the trust jointly.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

Not applicable.

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

      (b)         Reports on Form 8-K
                  -------------------

                  No current report on Form 8-K was filed for the Company during the fourth quarter of its fiscal year ended October 31, 1998.

      (c)         Exhibits
                  ---------

                  (a)      3.1              Certificate of Incorporation, as
                                            amended.

                  (b)      3.2              By-laws, as amended and restated.

                           3.3              Amendment to By-laws.

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

                  (e)      10.3             CopyTele,  Inc.  1993  Stock  Option
                                            Plan,  adopted  on April  28,  1993
                                            and  approved  by shareholders on
                                            July 14, 1993.

                  (f)      10.4             Joint  Venture  Contract,  dated as
                                            of March 28, 1995, by and between
                                            Shanghai  Electronic Components
                                            Corp. and CopyTele, Inc.

                  (f)      10.5             Technology  License  Agreement,
                                            dated  as of  March  28,  1995,  by
                                            and  between  Shanghai  CopyTele
                                            Electronics Co., Ltd. and CopyTele,
                                            Inc.

                  (g)      10.6             Amendment  No. 1 to the CopyTele,
                                            Inc. 1993 Stock Option Plan,
                                            adopted on May 3, 1995 and approved
                                            by shareholders on July 19, 1995.

                  (h)      10.7             Assignment  Agreement,  dated  as of
                                            July  10,  1995,  by and  among
                                            Shanghai  Electronic  Components
                                            Corp.,  Shanghai  International
                                            Trade  and  Investment  Developing
                                            Corp.  and CopyTele, Inc.

                  (i)      10.8             Amendment No. 2 to the CopyTele,
                                            Inc. 1993 Stock Option Plan,
                                            adopted on May 10, 1996 and approved
                                            by shareholders on July 24, 1996.

                  (j)      10.9             Contract   Granting   Land-Use
                                            Rights,   dated   October  11,
                                            1995,   between  the  Land
                                            Administration Bureau Songjiang
                                            County and Shanghai CopyTele
                                            Electronics Co., Ltd.

                           21               List of Significant Subsidiaries.

                           23.1             Consent of Arthur Andersen LLP.

                           27               Financial Data Schedule.

         (k)      99.1     Financial  Statements of Shanghai
                           CopyTele  Electronics Co., Ltd.

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

                  (e) Incorporated by reference to Proxy Statement dated June 10, 1993.

                  (f)      Incorporated by reference to Form 8-K dated March 28,
                           1995.

                  (g) Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.

                  (h) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1995.

                  (i) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.

                  (j) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1997.

                  (k)      To be filed by amendment.

                                  SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COPYTELE, INC.

                                        By:/s/ Denis A. Krusos
                                           -------------------
                                        Denis A. Krusos
                                        Chairman of the Board and
January 29, 1999                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                         By:/s/ Denis A. Krusos
                                            -------------------
                                         Denis A. Krusos
                                         Chairman of the Board,
                                         Chief Executive Officer
                                         and Director (Principal Executive
January 29, 1999                         Officer)

                                         By:/s/ Frank J. DiSanto
                                            --------------------
                                         Frank J. DiSanto
January 29, 1999                         President and Director

                                         By:/s/ Gerald J. Bentivegna
                                            ------------------------
                                         Gerald J. Bentivegna
                                         Vice President - Finance,
                                         Chief Financial Officer and
                                         Director (Principal Financial
January 29, 1999                         and Accounting Officer)

                                         By:/s/ John R. Shonnard
                                            ---------------------
                                         John R. Shonnard
January 29, 1999                         Director

                                         By:/s/ George P. Larounis
                                            ----------------------
                                         George P. Larounis
January 29, 1999                         Director

                                                    EXHIBIT INDEX
         Exhibit
Ref.     Number            Description
----     -------           ------------

(a)      3.1                 Certificate of Incorporation, as amended.

(b)      3.2                 By-laws, as amended and restated.

         3.3                 Amendment to By-Laws.

(c)      10.1                Stock Option Plan, adopted on April 1, 1987 and
                             approved by shareholders on May 27, 1987.

(d)      10.2                Amendment to Stock Option Plan, adopted on March
                             12, 1990 and approved by shareholders on May 24, 1990.

 (e)     10.3                CopyTele,  Inc. 1993 Stock Option Plan, adopted on
                             April 28, 1993 and approved by shareholders on July
                             14, 1993.

(f)      10.4                Joint Venture Contract,  dated as of March 28,
                             1995, by and between Shanghai  Electronic
                             Components Corp. and CopyTele, Inc.

(f)      10.5                Technology  License  Agreement,  dated as of March
                             28, 1995, by and between Shanghai CopyTele
                             Electronics Co., Ltd. and CopyTele, Inc.

(g)      10.6                Amendment  No. 1 to the  CopyTele,  Inc.  1993
                             Stock Option Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995.

(h)      10.7                Assignment  Agreement,  dated as of July 10, 1995,
                             by and among  Shanghai  Electronic  Components
                             Corp., Shanghai International Trade and Investment
                             Developing Corp. and CopyTele, Inc.

(i)      10.8                Amendment  No. 2 to the  CopyTele,  Inc.  1993
                             Stock Option Plan, adopted on May 10, 1996 and approved by shareholders on July 24, 1996.

(j)      10.9                Contract Granting Land-Use Rights, dated October
                             11, 1995, between the Land Administration Bureau
                             Songjiang County and Shanghai CopyTele Electronics
                             Co., Ltd.

         21                  List of Significant Subsidiaries.

         23.1                Consent of Arthur Andersen LLP.

         27                  Financial Data Schedule.

(k)      99.1                Financial Statements of Shanghai CopyTele
                             Electronics Co., Ltd.

(a) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and the fiscal quarter ended July 31, 1997.
(b) Incorporated by reference to Post-Effective Amendment No. 1 to Form S-8 (Registration No. 33-49402) dated December 8, 1993.
(c) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1987.
(d) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1990.
(e)      Incorporated by reference to Proxy Statement dated June 10, 1993.
(f)      Incorporated by reference to Form 8-K dated March 28, 1995.
(g) Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.
(h) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1995.
(i) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.
(j) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1997.
(k)      To be filed by amendment

                            UNANIMOUS WRITTEN CONSENT
                            -------------------------
                                  IN LIEU OF A
                                  ------------
                        MEETING OF THE BOARD OF DIRECTORS
                        ---------------------------------
                                       OF
                                       --
                                 COPYTELE, INC.
                                 --------------



THE UNDESIGNED, being all of the directors of CopyTele, Inc., a Delaware corporation (the "Corporation"), do hereby consent, pursuant to Section 141(f) of the General Corporation Law of the State of Delaware, to the adoption of the following resolutions in lieu of a meeting of the Board of Directors of the
Corporation:

RESOLVED, that Article I, Section 10 of the Amended and Restated By-Laws of the Corporation is hereby amended to read in its entirety as follows:

                "SECTION 10. Business at Stockholders' Meetings.
                ------------------------------------------------

(a)

Except as otherwise provided by law, at any annual or special meeting of stockholders only such business shall be conducted as shall have been properly brought before the meeting in accordance with the provisions of the Certificate of Incorporation and these By-laws of the Corporation. In order to be properly brought before the meeting, such business must have either been (i) specified in the written notice of the meeting (or any supplement thereto) given to stockholders of record on the record date for such meeting by or at the direction of the Board of Directors, (ii) brought before the meeting at the direction of the Board of Directors of the Chairman of the meeting, or (iii) specified in a written notice given by or on behalf of a stockholder of record on the record date for such meeting entitled to vote thereat or a duly authorized proxy for such stockholder, in accordance with all of the following requirements. A notice referred to in clause (iii) of this Section must be delivered personally to, or mailed to and received at, the principal executive office of the Corporation, addressed to the attention of the Secretary, in the case of business to be brought before a special meeting of stockholders, not more than ten (10) days after the date of the initial notice referred to in clause (i) of this Section, and, in the case of business to be brought before an annual meeting of stockholders, not less than forty five (45) days prior to the first anniversary date of the initial notice referred to in clause (i) of this Section of the previous year's annual meeting; provided, however, that such notice shall not be required to be given more than seventy-five (75) days prior to the annual meeting of stockholders. Such notice referred to in clause (iii) of this Section shall set forth (A) a full description of each such item of business proposed to be brought before the meeting, (B) the name and address of the person proposing to bring such business before the meeting, (C) the class and number of shares held of record, held beneficially and represented by proxy by such person as of the record date for the meeting (if such date has then been made publicly available) and as of the date of such notice, (D) if any item of such business involves a nomination for director, all information regarding each such nominee that would be required to be set forth in a definitive proxy statement filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any successor thereto, and the written consent of each such nominee to serve if elected, and (E) all other information that would be required to be filed with the Securities and Exchange Commission if, with respect to the business proposed to be brought before the meeting, the person proposing such business were a participant in a solicitation subject to Section 14 of the Exchange Act, or any successor thereto. No business shall be brought before any annual or special meeting of stockholders of the Corporation otherwise than as provided in the
Section 10".

IN WITNESS WHEREOF, the undersigned have executed this Written Consent as of the 3rd day of June, 1998.



                      By:/s/ Denis A. Krusos
                         -------------------
                          Denis A. Krusos
                          Chairman of the Board,
                          Chief Executive Officer
                          and Director (Principal Executive
                          Officer)

                      By:/s/ Frank J. DiSanto
                         --------------------
                         Frank J. DiSanto
                         President and Director

                      By:/s/ Gerald J. Bentivegna
                         ------------------------
                         Gerald J. Bentivegna
                         Vice President - Finance,
                         Chief Financial Officer and
                         Director (Principal Financial
                         and Accounting Officer)

                      By:/s/ John R. Shonnard
                         ---------------------
                         John R. Shonnard
                         Director

                      By:/s/ George P. Larounis
                         ----------------------
                         George P. Larounis
                         Director

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                OCTOBER 31, 1998
                                ----------------



                                                                                                Page
Report of Independent Public Accountants                                                         F-1

Balance Sheets as of October 31, 1998 and 1997                                                   F-2

Statements of Operations for each of the three years ended October 31, 1998 and
   for the period from November 5, 1982 (inception) through October 31, 1998                     F-3

Statements  of  Shareholders'  Equity  for the  period  from  November  5,  1982
   (inception) through October 31, 1983 and for each of the fifteen years ended
    October 31, 1998                                                                          F-4 - F-7

Statements of Cash Flows for each of the three years ended October 31, 1998 and
   for the period from November 5, 1982 (inception) through October 31, 1998                     F-8

Notes to Financial Statements                                                                 F-9 - F-19




Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To CopyTele, Inc.:

We have audited the accompanying balance sheets of CopyTele, Inc. (a Delaware corporation in the development stage -- Note 1) as of October 31, 1998 and 1997, and the related statements of operations and cash flows for each of the three years in the period ended October 31, 1998, and for the period from November 5, 1982 (inception) to October 31, 1998, and the statements of shareholders' equity for the period from November 5, 1982 (inception) through October 31, 1983, and for each of the fifteen years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Company continues to be in its development stage, and during its year ended October 31, 1998, increased its inventory to approximately $2.7 million. Reference is made to Note 1 discussing the Company's future plans.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. as of October 31, 1998, and 1997, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998 and for the period from November 5, 1982 (inception) to October 31, 1998, and the changes in its shareholders' equity for the period from November 5, 1982 (inception) through October 31, 1983, and for each of the fifteen years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.





                                                      ARTHUR ANDERSEN LLP



New York, New York
January 27, 1999


                                                        COPYTELE, INC.
                                                        --------------
                                                (Development Stage Enterprise)
                                                ------------------------------
                                                        BALANCE SHEETS
                                                        --------------


                                                                                                October 31,         October 31,
                                          ASSETS                                                    1998               1997
                                          ------                                                    ----               ----
CURRENT ASSETS:
  Cash (including cash equivalents and interest bearing accounts of
    $5,363,522 and $11,977,526, respectively)                                                    $5,406,017         $12,329,171
  Marketable securities, at amortized cost (Note 2)                                                    -                997,173
  Accrued interest receivable                                                                         3,983              18,429
  Inventory                                                                                       2,719,215             131,498
  Prepaid expenses and other current assets (including amounts due from Joint
    Venture of approximately $825,000 and $4,304,000, respectively)
                                                                                                    904,656           4,721,961
                                                                                                 -----------         ----------
         Total current assets                                                                     9,033,871          18,198,232

PROPERTY AND EQUIPMENT (net of accumulated depreciation
  and amortization of $1,351,778 and $1,062,949, respectively)                                     766,106              947,643

INVESTMENT IN JOINT VENTURE (Notes 1, 2 and 3)                                                     345,947              723,166

AMOUNTS DUE FROM JOINT VENTURE                                                                   3,091,628                 -

OTHER ASSETS                                                                                        97,420              119,166

DEFERRED TAX BENEFITS (net of valuation allowance of $30,910,000
  and $28,295,000, respectively)                                                                      -                    -
                                                                                                -----------        ------------
                                                                                                $13,334,972         $19,988,207
                                                                                                ===========        ============


                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
  Accounts payable (including amounts due to Joint Venture
    of approximately $662,000 and $11,000, respectively)                                         $1,392,321          $1,111,760
  Accrued liabilities                                                                                81,738              97,305
                                                                                                ------------        ------------
         Total current liabilities                                                                1,474,059           1,209,065

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY (Note 4):
  Preferred stock, par value $100 per share; authorized 500,000 shares;
    no shares outstanding                                                                            -                   -
  Common stock, par value $.01 per share; authorized 240,000,000 shares;
    outstanding 57,871,176 and 57,861,176 shares, respectively                                      578,712             578,612
  Additional paid-in capital                                                                     52,977,110          52,759,485
  Accumulated (deficit) during development stage                                                (41,694,909)        (34,558,955)
                                                                                                ------------    ---------------
                                                                                                 11,860,913          18,779,142
                                                                                                 ----------     ---------------
                                                                                                $13,334,972         $19,988,207
                                                                                                ===========      ==============
The  accompanying  notes  are an  integral  part of these balance sheets.





                                                        COPYTELE, INC.
                                                        --------------
                                                (Development Stage Enterprise)
                                                ------------------------------
                                                   STATEMENTS OF OPERATIONS
                                                   ------------------------



                                                                                                                For the Period From
                                                                For the Years Ended October 31,                 November 5, 1982
                                                       ---------------------------------------------------     (inception) through
                                                          1998               1997               1996            October 31, 1998
                                                          ----               ----               ----            --------------------
SALES                                                   $   -              $   -              $    -                $    -
                                                      -------------      -------------      -------------          -------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (including research and development
  expenses of approximately
  $3,926,000, $3,642,000, $3,858,000 and
  $28,311,000, respectively)                            7,231,557           6,378,368          6,017,580             45,590,134
                                                      -------------      -------------       -------------         -------------

LOSS FROM JOINT VENTURE (Notes 1, 2 and 3)                377,219             335,391            148,630                879,053
                                                      -------------     ---------------      -------------         -------------

INTEREST INCOME                                           472,822             913,184            722,800              4,774,278
                                                      -------------     ---------------      -------------        -------------

NET (LOSS)                                            $(7,135,954)        $(5,800,575)        $(5,443,410)         $(41,694,909)
                                                      =============     ===============      =============         =============

NET (LOSS) PER SHARE OF COMMON STOCK:
  BASIC AND DILUTED                                   $      (.12)        $      (.10)        $      (.10)         $       (.89)
                                                      =============      ==============      ==============        =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC AND DILUTED                                     57,865,834          57,667,787         54,771,891            46,647,914
                                                      =============       =============      =============         =============




The accompanying notes are an integral part of these statements.



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
                ------------------------------------------------
                          THROUGH OCTOBER 31, 1983 AND
                          ----------------------------
                  FOR THE FIFTEEN YEARS ENDED OCTOBER 31, 1998
                  --------------------------------------------


                                                                                                                       Accumulated
                                                                                                                        (Deficit)
                                                                              Common Stock             Additional        During
                                                                     ------------------------------     Paid-in        Development
                                                                         Shares        Par Value        Capital           Stage
                                                                         ------        ---------       --------           -----

BALANCE, November 5, 1982 (inception)                                      -           $   -           $    -          $     -
  Sale of common stock, at par, to incorporators on November 8,
    1982                                                               1,470,000         14,700             -                -
  Sale of common stock, at $.10 per share, primarily to officers
   and employees, from November 9, 1982 to November 30, 1982             390,000          3,900           35,100             -
  Sale of common stock, at $2 per share, in private offering
    from January 24, 1983 to March 28, 1983                              250,000          2,500          497,500             -
  Sale of common stock, at $10 per share, in public offering on October 6, 1983, net of underwriting discounts of $1
    per share                                                            690,000          6,900        6,203,100             -
  Sale of 60,000 warrants to representative of underwriters
    at $.001 each, in conjunction with public offering                      -               -                 60             -
  Costs incurred in conjunction with private and public offerings           -               -           (350,376)            -
  Net (loss) for the period                                                 -               -               -            (976,919)
                                                                     ------------    -----------     ------------   --------------

BALANCE, October 31, 1983                                              2,800,000         28,000        6,385,384         (976,919)
  Additional costs incurred in conjunction with public offering             -              -             (11,654)            -
  Net (loss) for the period                                                 -              -                -          (1,542,384)
                                                                     ------------    -----------     ------------   ---------------

BALANCE, October 31, 1984                                              2,800,000         28,000        6,373,730       (2,519,303)
  Common stock issued, at $12 per share, upon exercise of
    57,200 warrants from February 5, 1985 to October 16, 1985,
    net of registration costs                                             57,200            572          630,845             -
  Proceeds from sales of common stock by individuals from
    January 29, 1985 to October 4, 1985 under agreements
    with the Company, net of costs incurred by the Company                 -               -             362,365             -
  Three-for-one stock split (A)                                        5,714,400         57,144          (57,144)            -
  Net (loss) for the period                                                -               -                -          (1,745,389)
                                                                     ------------    -----------     ------------   --------------

BALANCE, October 31, 1985                                              8,571,600         85,716        7,309,796       (4,264,692)
  Common stock issued, at $4 per share, upon exercise of 2,800
    warrants in December 1985                                              8,400             84           33,516             -
  Additional costs incurred by the Company in conjunction with sales of common stock by individuals from January 29, 1985
    to October 4, 1985 under agreements with the Company                   -                -            (62,146)            -
  Net (loss) for the period                                                -                -                -         (1,806,696)
                                                                     ------------      -----------     ------------   --------------

BALANCE, October 31, 1986                                              8,580,000         85,800         7,281,166      (6,071,388)




                                                                   Continued



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
                ------------------------------------------------
                          THROUGH OCTOBER 31, 1983 AND
                          ----------------------------
                  FOR THE FIFTEEN YEARS ENDED OCTOBER 31, 1998
                  --------------------------------------------

                                    Continued
                                    ---------

                                                                                                                     Accumulated
                                                                                                                      (Deficit)
                                                                            Common Stock                Additional     During
                                                                      -------------- ---------------    Paid-in      Development
                                                                         Shares        Par Value        Capital         Stage
                                                                         ------       ----------        --------        -----

Sale of common stock, at market,  to officers on January 9, 1987 and April 22, 1987 and to members of their immediate families
    on July 28, 1987                                                      67,350           674          861,726            -
  Additional costs incurred by the Company in conjunction with sales of common stock by individuals from January 29, 1985
    to October 4, 1985 under agreements with the Company                    -             -             (1,474)            -
  Five-for-four stock split (A)                                        2,161,735        21,617         (21,617)            -
  Fractional share payments in conjunction with five-for-four
    stock split                                                             -             -             (1,345)            -
  Sale of common stock, at market, to members of officers'
    immediate families on September 10, 1987 and to officers on
    October 29, 1987                                                      64,740          647           309,601            -
  Net (loss) for the period                                                 -             -                -          (1,401,736)
                                                                      -----------    -----------     -----------     -------------

BALANCE, October 31, 1987                                             10,873,825       108,738        8,428,057       (7,473,124)
  Sale of common stock, at market, to members of officers'
    immediate  families from  November 24, 1987 to June 29,
    1988 and  additional contributions  by  officers  in
    January 1988 and  March  1988  related  to adjustments
    to sales price of common stock on October 29, 1987                   260,210         2,602        2,250,594            -
  Net (loss) for the period                                                -              -               -            (1,317,305)
                                                                      -----------    -----------     -----------     -------------

BALANCE, October 31, 1988                                             11,134,035       111,340       10,678,651        (8,790,429)
  Sale of common stock, at market, to an officer on
    February 26, 1989 and to members of officers'
    immediate  families from February 26, 1989
    (amended on March 10, 1989) to September
     27, 1989                                                            142,725         1,427        2,093,851            -
  Sale of common stock, at market, to senior level personnel
    on February 26, 1989                                                  29,850           299          499,689            -
  Sale of common stock, at market, to unrelated party on
    February 26, 1989 amended on March 10, 1989                           35,820           358          599,627            -
  Net (loss) for the period                                                -              -               -            (1,101,515)
                                                                      -----------    -----------     -----------     -------------

BALANCE, October 31, 1989                                             11,342,430        113,424      13,871,818        (9,891,944)
  Sale of common stock, at market, to members of officers'
    immediate families from November 14, 1989 to October 15,
    1990                                                                 117,825         1,179        1,140,725           -
  Net (loss) for the period                                                -              -               -            (1,111,413)
                                                                      -----------    -----------     -----------     -------------

BALANCE, October 31, 1990                                             11,460,255        114,603      15,012,543       (11,003,357)


                                                                                                                      Continued



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
                ------------------------------------------------
                          THROUGH OCTOBER 31, 1983 AND
                          ----------------------------
                  FOR THE FIFTEEN YEARS ENDED OCTOBER 31, 1998
                  --------------------------------------------

                                    Continued
                                    ---------


                                                                                                                     Accumulated
                                                                                                                      (Deficit)
                                                                           Common Stock                Additional      During
                                                                    --------------- ---------------    Paid-in       Development
                                                                        Shares        Par Value        Capital         Stage
                                                                        -------       ----------     -------------     ------

  Sale of common stock, at market, to members of officers'
    immediate families on December 4, 1990                                42,540             425         329,260          -
  Two-for-one stock split (A)                                         11,502,795         115,028        (115,028)         -
  Sale of common stock, at market, to members of officers'
    immediate families from April 26, 1991 to September 16, 1991         102,543           1,025       1,033,981          -
  Net (loss) for the period                                                 -               -               -        (1,299,992)
                                                                    ------------    ------------    ------------    ------------

BALANCE, October 31, 1991                                             23,108,133         231,081      16,260,756    (12,303,349)
  Sale of common stock, at market, to members of officers'
    immediate families from December 16, 1991 to October
    27, 1992                                                             158,910           1,589       1,754,330          -
  Costs incurred in conjunction with registration of stock
    option plan                                                           -               -             (33,251)         -
  Net (loss) for the period                                               -               -                -         (1,827,356)
                                                                    ------------    ------------    ------------    ------------

BALANCE, October 31, 1992                                             23,267,043         232,670      17,981,835    (14,130,705)
  Common stock issued upon exercise of stock options from
    December 16, 1992 to October 22, 1993 under stock option
    Plan                                                               1,032,940          10,330       5,914,480          -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in September 1993                    239,000           2,390         996,774          -
  Net (loss) for the period                                               -               -               -           (2,762,849)
                                                                    ------------    ------------    ------------    ------------

BALANCE, October 31, 1993                                             24,538,983         245,390      24,893,089     (16,893,554)
  Costs incurred in connection with registration of stock
    option plan                                                           -               -              (50,324)         -
  Common stock issued upon exercise of stock options from
    December 22, 1993 to June 14, 1994 under stock option plan           233,200           2,332       1,273,411          -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in July 1994                          65,220             652         371,754          -
  Net (loss) for the period                                               -               -               -           (3,427,517)
                                                                    ------------    ------------    ------------    ------------

BALANCE, October 31, 1994                                             24,837,403         248,374      26,487,930     (20,321,071)



                                                                                                                      Continued



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
                FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION)
                ------------------------------------------------
                          THROUGH OCTOBER 31, 1983 AND
                          ----------------------------
                  FOR THE FIFTEEN YEARS ENDED OCTOBER 31, 1998
                  --------------------------------------------

                                    Continued
                                    ---------
                                                                                                                      Accumulated
                                                                                                                       (Deficit)
                                                                            Common Stock                Additional      During
                                                                      -----------------------------      Paid-in      Development
                                                                          Shares        Par Value        Capital        Stage
                                                                          ------        ---------        -------       -------

 Costs incurred in connection with registration of stock
    option plan                                                             -                 -          (29,759)         -
  Common stock issued upon exercise of stock options from
    February 17, 1995 to October 30, 1995 under stock option plans       980,400           9,804        5,278,824         -
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in February, July and
    September 1995                                                       137,300           1,373          755,132         -
 Net (loss) for the period                                                  -               -               -         (2,993,899)
                                                                     ------------    ------------     ------------   --------------

BALANCE, October 31, 1995                                             25,955,103         259,551       32,492,127     23,314,970)

 Common stock issued upon exercise of stock options from
   November 2, 1995 to June 12, 1996 under stock option plans          2,288,800          22,888       15,843,842          -
 Common stock issued upon exercise of warrants by members
    of officers' immediate families in January and March, 1996           138,280           1,383          527,802          -
 Two-for-one stock split (A)                                          28,382,183         283,822         (283,822)         -
 Common stock issued upon exercise of stock options from
    July 8, 1996 to October 30, 1996 under stock option plans            532,500           5,325        1,795,395          -
 Common stock issued upon exercise of warrants by members
   of officers' immediate families in July and October, 1996             107,790           1,078          559,262          -
 Net (loss) for the period                                                  -               -               -          (5,443,410)
                                                                     ------------    ------------    ------------    --------------

BALANCE, October 31, 1996                                             57,404,656         574,047      50,934,606      (28,758,380)

 Costs incurred in conjunction with registration of stock option
    plan                                                                   -               -            (11,705)           -
 Common stock issued upon exercise of stock options from
    November 25, 1996 to October 6, 1997 under stock option plans        342,700           3,427      1,258,829            -
 Common stock issued upon exercise of warrants by members
   of officers' immediate families in March 1997                          98,820             988        502,905            -
 Common stock issued upon purchase of equipment                           15,000             150         74,850            -
 Net (loss) for the period                                                 -               -              -            (5,800,575)
                                                                     ------------    ------------   ------------     --------------

BALANCE, October 31, 1997                                             57,861,176         578,612     52,759,485       (34,558,955)

 Stock option compensation to consultants                                  -                -           189,600            -
 Common stock issued upon exercise of stock options
   in May 1998
                                                                          10,000            100          28,025             -
Net (loss) for the period                                                  -                -              -           (7,135,954)
                                                                     ------------    ------------   ------------    --------------

BALANCE, October 31, 1998                                             57,871,176      $  578,712     $52,977,110     $(41,694,909)
                                                                     ============    =============  =============    ==============


(A) Reflects  cumulative  effect on all share data prior to splits  described in
    Note 4.


The accompanying notes are an integral part of these statements.



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                                                                For the Period from
                                                                           For the Years Ended October 31,       November 5, 1982
                                                                   ------------------------------------------- (inception) through
                                                                         1998             1997          1996     October 31, 1998
                                                                         ----             ----          ----    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payments to suppliers, employees and consultants                  $(8,249,844)    $(11,089,765)  $(4,888,843)     $(49,447,342)
  Interest received                                                      513,633         917,696       709,700         4,770,296
                                                                    -------------    ------------   ------------   -------------
         Net cash (used in) operating activities                     (7,736,211)     (10,172,069)   (4,179,143)     (44,677,046)
                                                                    -------------    ------------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of property and equipment                     (185,876)        (448,288)     (418,733)       (1,983,159)
  Disbursements to acquire certificates of deposit and
    marketable securities                                                  -            (970,808)         -          (13,045,999)
  Proceeds from maturities of investments                                970,808            -             -           13,045,999
  Investment made in Joint Venture                                         -                -         (857,500)       (1,225,000)
                                                                    -------------    ------------   ------------    -------------
         Net cash provided by (used in) investing activities             784,932      (1,419,096)   (1,276,233)       (3,208,159)
                                                                    -------------    ------------   ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock and warrants, net
    of underwriting discounts of $690,000 related to initial
    public offering in October 1983                                        -               -              -           17,647,369
  Proceeds from exercise of stock options and warrants,
    net of registration disbursements                                     28,125       1,754,444     18,756,975       35,708,483
  Proceeds from sales of common stock by individuals under
    agreements with the Company, net of disbursements made
    by the Company                                                         -               -              -              298,745
  Disbursements made in conjunction with sales of stock                    -               -              -             (362,030)
  Fractional share payments in conjunction with stock split                -               -              -               (1,345)
                                                                     ------------    ------------   ------------     ------------
         Net cash provided by financing activities                        28,125       1,754,444     18,756,975       53,291,222
                                                                     ------------    ------------   ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                        (6,923,154)      (9,836,721)    13,301,599        5,406,017

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                           12,329,171      22,165,892      8,864,293             -
                                                                     ------------    ------------   ------------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $5,406,017    $ 12,329,171   $ 22,165,892       $5,406,017
                                                                     ------------    ------------   ------------     ------------

RECONCILIATION OF NET (LOSS) TO NET CASH
  (USED IN) OPERATING ACTIVITIES:
    Net (loss)                                                       $(7,135,954)    $(5,800,575)  $(5,443,410)     $(41,694,909)
    Stock option compensation to consultants                             189,600          -              -               189,600
    Loss from Joint Venture                                              377,219         335,391       148,630           879,053
    Depreciation and amortization                                        288,829         257,315       126,231         1,367,436
    Amortization of discount on marketable securities                     26,365         (26,365)         -                 -
    Decrease (increase) in accrued interest receivable                    14,446          30,877       (13,100)           (3,983)
   (Increase) in inventory                                            (2,587,717)       (131,498)        -            (2,719,215)
    Decrease (increase) in prepaid expenses and other
      current assets                                                   3,817,305      (4,343,544)     (325,966)         (904,656)
   (Increase) in long term amount due from joint venture              (3,091,628)            -            -           (3,091,628)
    Decrease (increase) in other assets                                   21,746         108,476       (70,082)          (97,420)
    Decrease (increase) in accounts payable and accrued
      liabilities                                                        343,578       (602,146)      1,398,554        1,398,676
                                                                    -------------    ------------   ------------     -------------
         Net cash (used in) operating activities                    $(7,736,211)     $(10,172,069)  $(4,179,143)     $(44,677,046)
                                                                    =============    ============   ============     =============


The accompanying notes are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                OCTOBER 31, 1998
                                ----------------


(1)      Nature of business and funding:
         --------------------------------

         Organization
         ------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise whose principal activities include the development, production and marketing of a telephone based multi-functional telecommunications product incorporating the Company's patented compact ultra-high resolution charged particle E-Paper(TM) Flat Panel Display technology and the operations of Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "SCE"), the Company's 55% owned joint venture in Shanghai, China with Shanghai Instrumentation and Electronics Holding Group Company ("SIEC") and Shanghai International Trade and Developing Corp. ("SIT"). The Company is also in the process of developing three new products: (i) a compact and portable digital encryption device which could provide high-grade information security for any telephone, computer, fax machine, MAGICOM(R) 2000 or "e-way"; (ii) a peripheral product called "e-way" which could be used with a telephone, computer or fax machine to provide internet e-mail, simultaneous voice and handwriting and caller ID all over a single telephone line; and (iii) coated particles derived from its E-Paper(TM) Flat Panel Display which could potentially be used by manufacturers of toners and pigments. The Company also is continuing its research and development activities for additional ultra-high resolution video and color flat panel displays.

         Funding and Management's Plans
         ------------------------------

Since its inception, the Company has met its liquidity and capital expenditure needs primarily from the proceeds of sales of its common stock in its initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options.

The Company's operations used approximately $7,700,000 in cash during fiscal 1998. The current working capital includes approximately $5,400,000 of cash and approximately $812,000 (net of approximately $662,000 due to SCE) of accounts payable and accrued liabilities. The Company believes that these resources will be sufficient to continue its operations, as presently being conducted, until the end of the first quarter of fiscal 2000 after giving effect to anticipated reductions in SCE's requirements for component purchases which amounted to $1,275,000 during fiscal 1998, and reductions in administrative and support personnel, if necessary.

The Company is seeking to improve its liquidity through the sale of products, the collection of amounts due from SCE, and through possible sales of its common stock, although there can be no assurance that any of these plans can be implemented at terms that will be favorable to the Company.

The Company plans to sell its products to end-users through a distributor/dealer network. All of the critical elements of the earnings process will be complete when a distributor/dealer sells these products to end users. The Company has had no sales since its inception other than sales of a limited quantity of products to certain distributors. Revenue will not be recorded on sales until the Company determines that its products have been accepted by the end-users. There is no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate a profit or that other products will not be produced by other companies that will render the products of the Company and SCE obsolete.

The National Association of Securities Dealers, Inc. requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain its National Association of Securities Dealers, Inc. Automated Quotation National Market System listing. The Company anticipates that it will seek additional sources of funding, when necessary, to satisfy such requirements or for other purposes. There is no assurance that such funding, if required, will be obtained. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue. See Note 8 for a more complete discussion regarding such waivers.

         Realizability of Assets
         -----------------------

During its fiscal year ended October 31, 1998, the Company increased its inventory to approximately $2,700,000 to prepare for the distribution of its products. Management has recorded the Company's inventory at its current net realizable value, which is based upon the current anticipated selling price of the Company's MAGICOM(R) 2000 units, and provides for no further reductions of the selling price of the product. To date, shipments of the Company's product have been limited. Accordingly, there can be no assurance that the Company will not be required to further reduce the selling price of the MAGICOM(R) 2000 below its current carring value to accomplish certain business strategies which would require a further reduction of such carrying value.

In addition, amounts due from SCE totaled approximately $3,900,000 as of October 31, 1998. The advances to SCE have primarily funded the purchase of inventory components to manufacture the Company's MAGICOM(R) 2000. The ultimate realizability of amounts due from SCE are also likely dependent, in part, on future sales of the Company's products. The Company's proportionate share of future losses in the Joint Venture will continue to reduce the carrying value of the Investment in the Joint Venture until such amount is exhausted. If, after the Company fully writes off its investment, it makes any additional investments, such additional investments will be charged directly to the statement of operations.

The Company will continue to evaluate the realizability of these assets on an ongoing basis and will make such adjustments, as necessary, to reflect estimated net realizable values based on current facts and circumstances.

           Product Development
           -------------------

The Company has received approximately 166 patents, including those from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2015. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. The foregoing patents are related to the design, structure and methods of construction of the E-PaperTM Flat Panel Display, methods of operating the E-PaperTM Flat Panel Display, particle generation, applications using the E-PaperTM Flat Panel Display, and new applications for SCE's planned products. The Company also has filed or is planning to file patent applications for its solid state and optical and thin film video color flat panel display technologies, currently under development, and for its coated particles. There is no assurance that patents will be obtained for any of the pending applications, however, the Company has been advised by its patent counsel that in their opinion the subject matter of the pending applications contains patentable material. In addition, there is no assurance that any patents held or obtained will protect the Company against competitors either with or without litigation. The Company is not aware that MAGICOM(R) 2000 is infringing upon the patents of others. There is no assurance, however, that other products developed by the Company, if any, will not infringe upon the patents of others, or that the Company and SCE will not have to obtain licenses under the patents of others. The Company believes that the foregoing patents are significant to the future operations of the Company.

During 1995, the Company signed a joint venture contract (the "Joint Venture Contract") to form a joint venture in Shanghai, China with a 20-year duration. With this agreement, SCE was formed with the Company owning a 55% share in capital, profits and losses. The remaining 45% is owned by the two Chinese companies. Reference is made to Note 3 for a further discussion regarding SCE. Pursuant to a Technology License Agreement entered into on the same date as the Joint Venture Contract, the Company has licensed its flat panel application technology to SCE for exclusive use in China. The Company is solely authorized to market Joint Venture products outside of China. Additional capitalization, if necessary, will be financed through a combination of third party borrowings and equity investments contributed by the Company, SIEC and SIT in proportion to their respective equity interests and on terms to be agreed upon. The Company may require additional financing in order to participate in the Joint Venture following its initial capital contributions. No assurance can be given that the Company will be able to raise its share of future capitalization, if necessary, or that adequate financing will be available on terms and conditions favorable to the Company.

The Company has produced a telephone based multi-functional telecommunications product called MAGICOM(R) 2000 incorporating the Company's flat panel display, called E-Paper(TM), and associated proprietary hardware and software technology. Since its introduction in early 1997, the Company has been developing and incorporating into MAGICOM(R) 2000 a number of enhanced features. The most significant features of MAGICOM(R) 2000 include the capability, with the addition of a Company developed keyboard, to communicate by e-mail over the internet; to provide all functions over a single telephone line, including simultaneous voice and electronic handwriting and editing of documents ("SVD"); to input and retrieve documents to and from a computer's storage device; to edit and transmit received documents; to send and receive full page paperless fax; to rapidly scan documents, pictures, and drawings into a computer; to send and receive handwritten information; and to provide peripheral functions to computers. MAGICOM(R) 2000 is compatible with and can send information to fax machines and computers, has the ability to transmit alpha-numeric messages to pagers, and possess all basic telephone features, including digital voice mail.

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

The Company has also developed, in conjunction with a Japanese company, a small portable printer called Magic Printer. The printer is being produced for the Company by the Japanese company and is being marketed by the Company through its distributor and dealer network, including China, for use with MAGICOM(R) 2000 or in conjunction with personal or laptop computers.

          (2) Summary of significant accounting policies:
              --------------------------------------------

         Revenue recognition-
         --------------------

The Company plans to sell its products to end-users through a distributor/dealer network. All of the critical elements of the earnings process will be complete when a distributor/dealer sells these products to end-users. As a result, initial revenue and related gross profit on the sales of these products will be recognized by the Company upon sustained acceptance by the end-users.

         Cash equivalents-
         -----------------

The Company classifies highly liquid investments with original maturities of three months or less at their date of purchase as cash equivalents. These cash equivalents, which are principally comprised of commercial paper and treasury instruments, are recorded at cost, which approximates fair market value at October 31, 1998 and 1997, respectively.

         Marketable securities-
         ----------------------

The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company is required to classify each investment in marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. The Company's investment at October 31, 1997, was classified as held-to-maturity as the Company had the ability and intent to hold these securities until they matured. As such, in accordance with SFAS No. 115, the investment was presented in the accompanying balance sheet at its amortized cost as of October 31, 1997, and the discount amortization has been included in earnings for the year ended October 31, 1997. As of October 31, 1998, this investment in commercial paper has matured.

         Inventories-
         ------------

Inventories are valued at the lower of cost (FIFO) or market and are mainly comprised of finished goods.

         Property and equipment-
         -----------------------

Property and equipment, consisting primarily of engineering equipment, is stated at cost. Depreciation is calculated on a straight-line basis primarily over five years.

         Investment in Joint Venture-
         ----------------------------

The Company controls four of seven votes of the Joint Venture's board of directors. However, decisions involving the Joint Venture require either a unanimous or two-thirds vote of the Joint Venture's board of directors. Since the Company has significant influence over the Joint Venture's operations but does not have control, the Company has reflected its investment in the Joint Venture under the equity method of accounting.

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

         Net (loss) per share of common stock-
         -------------------------------------

Effective October 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". In accordance with SFAS 128, basic net (loss) per common share ("Basic EPS") is computed by dividing net (loss) by the weighted average number of common shares outstanding. Diluted net (loss) per common share ("Diluted EPS") is computed by dividing net (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The impact of the adoption of this statement was not material to previously reported EPS amounts. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the impact of common stock equivalents then outstanding would be anti-dilutive.

         Use of estimates-
         -----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. Actual results could differ from those estimates.

         Reclassifications-
         ------------------

Certain prior year amounts have been reclassified to conform with the current year presentation.
                                   F-12

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

Condensed financial information for SCE at October 31, 1998 and 1997 and for the three years ended October 31, 1998, is as follows:


                              Condensed Balance Sheets                            1998              1997
                              ------------------------                            ----              ----
          Cash                                                              $    51,760       $   135,890
          Accounts receivable from CopyTele, Inc.                               661,592              -
          Inventories                                                         3,568,202         4,830,461
          Other current assets                                                   68,581            31,988
          Land occupancy rights, net of amortization; fixed assets,
            net of depreciation, and other non-current assets                 2,105,583         2,197,169
                                                                            ------------      -------------
                   Total Assets                                             $ 6,455,718       $ 7,195,508
                                                                            ============      =============

          Short term loans                                                  $   999,316       $    500,012
          Accounts payable and accrued liabilities                              338,052            504,269
          Due to CopyTele, Inc.                                               3,916,628          4,303,652
          Capital                                                             1,201,722          1,887,575
                                                                            -----------------  -------------
                   Total Liabilities and Capital                            $ 6,455,718       $  7,195,508
                                                                            =============      =============

                         Condensed Statements of Operations                       1998              1997            1996
                         ----------------------------------                       ----              ----            ----

          Net Sales                                                         $      -          $      -          $     -
          Operating (Loss)                                                     (629,578)         (599,299)       (289,447)
          Other Income (Expense)                                                (56,275)          (10,503)         19,211
                                                                            -----------------  --------------  -------------
                   Net (Loss)                                               $  (685,853)      $  (609,802)  $    (270,236)
                                                                            =============      ==============  ==============


The short term loans from a Chinese bank bear interest at floating rates of approximately 7.69% to 8.64% per annum at October 31, 1998. These loans will mature in February and April 1999 and are secured by a land-use contract and building owned by SCE. An additional short term loan of approximately $120,000 was obtained in November 1998 bearing a floating interest rate of approximately 7.23% with a May 1999 maturity.

The cumulative net (loss) incurred by SCE since its inception on April 10, 1995 is $(1,598,278).

See Note 2 regarding the Company's revenue recognition policy.

(4) Shareholders' Equity:
    ---------------------

          Issuance of warrants-
          ---------------------

Warrants previously issued by the Company were primarily to members of the immediate families of its Chairman of the Board and its President in conjunction with the sale of its Common Stock. The exercise price of each warrant was equal to at least the fair market value of the underlying common stock on the date of issuance of such warrants. At October 31, 1997, after adjustments for anti-dilution provisions during fiscal 1998 and all applicable stock splits, there were 96,000 shares covered by warrants with a weighted average exercise price of $5.07 per share. During the year-ended October 31, 1998, all previously outstanding warrants expired.

          Stock splits-
          -------------

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

          Preferred stock-
          ----------------

On May 29, 1986, the Company's shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors.

          Stock option plans-
          -------------------

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

Had compensation cost for these plans been determined at fair value consistent with SFAS No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:


                                                              For the Year Ended    For the Year Ended
                                                                October 31, 1998      October 31, 1997
                                                               ------------------    ------------------
           Basic and Diluted
           Net (Loss):
           As Reported                                             $ (7,135,954)      $ (5,800,575)
           Pro Forma                                               $(11,041,940)      $(15,706,850)


           Basic and Diluted
           Net (Loss) Per Share:
           As Reported                                                  $(.12)              $(.10)
           Pro Forma                                                    $(.19)              $(.27)


Options granted to non-employee consultants are accounted for using the fair-value method required by SFAS No. 123. Compensation expense for consultants recognized in the year ended October 31, 1998 of $189,600 was measured at the vesting date upon the Company's determination of performance commitment achievement and is included in selling, general and administrative expenses. No such costs were incurred in the year-ended October 31, 1997.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the years ended October 31, 1998 and 1997, respectively: risk free interest rates of 5.50%; expected dividend yields of 0%; expected lives of 3.23 and 2.86 years; and expected stock price volatility of 69% and 73%. The weighted average fair value of options granted under SFAS No. 123 for the years ended October 31, 1998 and 1997 are $1.47 and $2.34, respectively.

In May 1987 the Company's shareholders approved the 1987 Plan stock option plan which, after giving consideration to the five-for-four and two two-for-one stock splits as well as an amendment approved by shareholders in May 1990 to increase the number of shares issuable under the 1987 Plan, provided for the granting of stock options to purchase 9,000,000 shares of common stock of the Company. The 1987 Plan provided for the granting of incentive stock options to key employees and nonqualified options to key employees, consultants and directors of the Company. The option price was determined by the Board of Directors, but with respect to incentive stock options the option price could not be less than the fair market value at the date of grant. The stock options are exercisable over a period not to exceed 10 years, also as determined by the Board of Directors. In July 1992, the Company registered the shares of common stock covered by the 1987 Plan. Upon the approval of the 1993 Plan by the Company's shareholders in July 1993, the 1987 Plan was terminated with respect to the grant of future options.

Information regarding the 1987 Plan for the three years ended October 31, 1998 is as follows:


                                                                                                          Current Weighted
                                                                                                          Average Exercise
                                                                                         Shares           Price Per Share
                                                                                         -------          ----------------
             Shares Under Option  at October 31, 1995                                   1,768,120               $3.99
               Exercised                                                               (1,013,760)              $3.46
                                                                                       -----------
             Shares Under Option at October 31, 1996                                      754,360               $4.75
               Exercised                                                                  (68,200)              $2.93
                                                                                       -----------
             Shares Under Option at October 31, 1997                                      686,160               $4.93
               Expired                                                                    (37,600)              $2.47
                                                                                       -----------
             Shares Under Option and Exercisable at October 31, 1998                      648,560               $5.08
                                                                                       ============            =======


The following table summarizes information about stock options outstanding at October 31, 1998:


                                                 Options Outstanding                                   Options Exercisable
                            -------------------------------------------------------------      -------------------------------------

                                   Number            Weighted Average                             Number
               Range of          Outstanding            remaining       Weighted Average        Exercisable        Weighted Average
           Exercise Prices       at 10/31/98         Contractual Life    Exercise Price         at 10/31/98         Exercise Price
           -------------------------------------------------------------------------------------------------------------------------
               $3.09               120,000                1.04               $3.09                120,000               $3.09

           $4.19 to $5.63          508,560                3.92               $5.47                508,560               $5.47

               $6.94                20,000                 .82               $6.94                 20,000               $6.94



The exercise price with respect to all of the options granted under the 1987 Plan from its inception was at least equal to the fair market value of the underlying common stock on the date of grant. As of October 31, 1998, all of the options to purchase shares of common stock granted and outstanding under the 1987 Plan were exercisable.

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

Information regarding the 1993 Plan for the three years ended October 31, 1998 is as follows:


                                                                                                    Current Weighted
                                                                                                    Average Exercise
                                                                                  Shares             Price Per Share
                                                                                  ------            -----------------
                Shares Under Option at October 31, 1995                           8,893,200               $4.52
                  Granted                                                         4,578,000               $5.17
                  Exercised                                                      (4,096,340)              $3.46
                  Canceled                                                         (200,000)              $4.78
                                                                               ------------
                Shares Under Option at October 31, 1996                           9,174,860               $5.32
                  Granted                                                         2,905,500               $4.73
                  Exercised                                                        (274,500)              $3.87
                  Canceled                                                         (265,500)              $5.87
                                                                               ------------
                Shares Under Option at October 31, 1997                          11,540,360               $5.19
                  Granted                                                         2,758,000               $2.82
                  Canceled                                                         (400,000)              $5.02
                  Expired                                                          (184,000)              $6.16
                  Exercised                                                         (10,000)              $2.81
                                                                               ------------
                Shares Under Option at October 31, 1998                          13,704,360               $4.71
                                                                               ============
                Options Exercisable at October 31, 1998                          12,261,360               $4.99
                                                                               ============              =======


The following table summarizes information about stock options outstanding at October 31, 1998:



                                        Options Outstanding                                   Options Exercisable
                            -------------------------------------------------------------      -------------------------------------

                                   Number            Weighted Average                             Number
               Range of          Outstanding            remaining       Weighted Average        Exercisable        Weighted Average
           Exercise Prices       at 10/31/98         Contractual Life    Exercise Price         at 10/31/98         Exercise Price
           -------------------------------------------------------------------------------------------------------------------------
            $2.19 to $3.94          4,047,000              8.23              $2.96               2,604,000              $3.33

            $4.38 to $6.38          7,601,360              7.10              $4.90               7,601,360              $4.90

            $6.88 to $8.50          2,056,000              4.86              $6.90               2,056,000              $6.90


The exercise price with respect to all of the options granted under the 1993 Plan from its inception was at least equal to the fair market value of the underlying common stock on the grant date. At October 31, 1998, 1,216,000 options were available for future grants under the 1993 Plan.


In December 1998, the Company cancelled and reissued 1,566,500 options, at the then current fair market value, to purchase the Company's common stock pursuant to the 1993 Plan. The Company also granted an additional 100,000 options to purchase the Company's common stock pursuant to the 1993 Plan during the same period.

From November 1, 1998 through January 22, 1999, options to purchase 240,000 shares of the Company's common stock were exercised for an aggregate amount of $360,000.

(5) Commitments and contingencies:
    ------------------------------

         Leases-
         -------

The Company leases space at its principal location for office and laboratory research facilities from an unrelated party. The current lease is for approximately 11,200 square feet and expires on November 30, 2001. The lease now contains base rentals of approximately $201,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. The Company has the right to cancel a portion of the lease as of November 30, 1999 and 2000. This lease does not contain provisions for its renewal.

In February 1996, the Company entered into a five-year lease with an unrelated party for approximately 2,300 square feet of office space. The lease expires on June 30, 2001 and is non-renewable. It has a base rent of approximately $51,000 per annum for the first two years and approximately $56,000 per annum thereafter. In October 1996, the Company entered into a third lease with another unrelated party for approximately 2,000 square feet of office and laboratory space near its principle offices. In May 1997, this lease was modified to add an additional facility of approximately 5,000 square feet of rental space and extend the lease to June 30, 2000. The modified lease provides for escalating base rents of approximately $46,000, $48,000 and $50,000, respectively, for each year beginning July 1, 1997 and an escalation clause for increases in certain operating costs.

Rent expense for the years ended October 31, 1998, 1997, 1996 and for the period from November 5, 1982 (inception) through October 31, 1998 was approximately $287,000, $269,000, $215,000 and $2,111,000, respectively.

         Key-man life insurance-
         -----------------------

The Company maintains key-man life insurance, aggregating $1,500,000 insuring the lives of its Chairman of the Board and its President. The Company is the beneficiary under these policies. Annual expenses relating to the maintenance of this insurance aggregated approximately $38,000.

(6) Employees' pension plan:
    -------------------------

The Company adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of its present employees. Contributions, which are made to a trust, are based upon specified percentages of compensation, as defined in the plan. Pension cost, which approximated $123,000, $102,000, $70,000 and $668,000 for the years ended October 31, 1998,
1997 and 1996 and for the period from the inception of the plan through October 31, 1998, respectively, has been accrued and funded on a current basis.

(7) Income taxes:
   --------------

At October 31, 1998, the Company had tax net operating loss and tax credit carryforwards of approximately $66,790,000 and $1,616,000 respectively, available, within statutory limits (expiring at various dates between 1999 and 2018), to offset any future regular Federal corporate taxable income and taxes payable. The principle differences between the net loss for financial statement purposes and the tax net operating loss attributable to the year ended October 31, 1998 were nondeductible expenses for tax purposes of joint venture losses and stock option compensation to consultants. If the tax benefits are ultimately realized relating to deductions of option holders' income, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

The Company had tax net operating loss and tax credit carryforwards of approximately $61,405,000 and $122,000 respectively, at October 31, 1998, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 1999 and 2013 and the tax credit carryforwards expire between 1999 and 2008.

Deferred tax benefits at October 31, 1998 and 1997, which are fully offset by valuation allowances, primarily represent the estimated future tax effects of Federal and State net operating loss and tax credit carryforwards aggregating approximately $30,910,000 and $28,295,000, respectively.

During the period from November 5, 1982 (inception) through October 31, 1998, the Company incurred no Federal and no material State income taxes.


(8) Selling, general and administrative expenses:
    ----------------------------------------------

While there is no formal agreement, the Company's Chairman of the Board and its President have waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1985. The aggregate annual expenses for these individuals at the time of such waivers were approximately $325,000.


Four other individuals, including an officer and three senior level personnel, then employed at the Company, waived salary and related pension benefits from January 1987 through December 1990. While there are no formal agreements, commencing January 1991, these individuals waived such rights for an undetermined period of time and they did not receive salary or related pension benefits through December 1992. The Company's Chairman of the Board, it's President and the three senior level personnel continued to waive such rights commencing in January 1993 for an undetermined period of time. From February 1993 to September 1998 one additional employee also waived such salary and benefit rights. The aggregate annual expenses for these five individuals, then employed at the Company, at the time of their respective initial waivers was approximately $440,000. The Company does not contemplate the retroactive reinstatement of any of the salary or related pension benefit waivers indicated above.
                                   F-19