Form 10-Q
period 1999-01-31
COPYTELE INC
filed 1999-03-16
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  January 31, 1999

Commission file number   0-11254

                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             11-2622630
 -------------------------------                        ------------------------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                           identification no.)


    900 Walt Whitman Road
    Huntington Station, NY                                     11746
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

Number of shares of common stock, par value
$.01 per share, outstanding as of March 10, 1999:     58,465,576 shares

                                TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Balance Sheets (Unaudited) as of January 31, 1999 and October 31, 1998

         Condensed Statements of Operations (Unaudited) for each of the three months ended January 31, 1999 and January 31, 1998,and for the period from November 5, 1982 (Inception) through January 31, 1999

         Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through January 31, 1999

         Condensed Statements of Cash Flows (Unaudited) for each of the three months ended January 31, 1999 and January 31, 1998,and for the period from November 5, 1982 (Inception) through January 31, 1999

         Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         Signatures.

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.
        ---------------------


                                 COPYTELE,INC.
                                 -------------
                         (Development Stage Enterprise)
                         ------------------------------
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                      ------------------------------------


                                                                                                 January 31,        October 31,
                                           ASSETS                                                   1999               1998
                                           ------                                                 -----------       -----------
CURRENT ASSETS:
  Cash (including cash equivalents and interest bearing accounts of
    $4,362,437 and $5,363,522, respectively)                                                     $ 4,379,269       $ 5,406,017
  Marketable securities, at cost                                                                     489,444              -
  Accrued interest receivable                                                                          6,927             3,983
  Inventory                                                                                        2,991,510         2,719,215
  Prepaid expenses and other current assets (including amounts due from
    Joint Venture of approximately $677,000 and $825,000, respectively)                              776,676           904,656
                                                                                                -------------     -------------
                Total current assets                                                               8,643,826         9,033,871

PROPERTY AND EQUIPMENT (net of accumulated depreciation
  and amortization of $1,423,832  and $1,351,778, respectively)                                      704,615           766,106

INVESTMENT IN JOINT VENTURE (Note  2)                                                                277,319           345,947

AMOUNTS DUE FROM JOINT VENTURE                                                                     2,979,645         3,091,628

OTHER ASSETS                                                                                         102,914            97,420

DEFERRED TAX BENEFITS (net of valuation allowance of $31,393,000
  and $30,910,000, respectively)                                                                        -                 -
                                                                                                --------------    -------------
                                                                                                 $12,708,319       $13,334,972
                                                                                                ==============    =============
                            LIABILITIES AND SHAREHOLDERS'EQUITY
                            -----------------------------------

CURRENT LIABILITIES:
Accounts payable (including amounts due to Joint Venture of
   approximately  $677,000 and $662,000, respectively)                                           $ 1,156,978       $ 1,392,321
Accrued liabilities                                                                                  221,211            81,738
                                                                                                --------------    -------------
                        Total current liabilities                                                  1,378,189         1,474,059

SHAREHOLDERS' EQUITY
  Preferred stock, par value $100 per share; authorized 500,000 shares;
    no shares outstanding                                                                                -                 -
  Common stock, par value $.01 per share; authorized 240,000,000 shares;
    outstanding 58,430,276 and 57,871,176  shares, respectively                                      584,303           578,712
  Additional paid-in capital                                                                      53,871,819        52,977,110
  Accumulated (deficit) during development stage                                                 (43,125,992)      (41,694,909)
                                                                                                --------------    -------------
                                                                                                  11,330,130        11,860,913
                                                                                                --------------    -------------
                                                                                                 $12,708,319       $13,334,972
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

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------




                                                                      For the three months                     For the period from
                                                                        ended January 31,                         November 5,1982
                                                            ------------------------------------------         (inception) through
                                                                    1999                  1998                   January 31, 1999
                                                            ---------------------  -------------------      ------------------------


SALES                                                           $    -               $     -                      $     -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, (including
  research and development expenses of approximately
  $728,000, $1,100,000 and $29,039,000,
  respectively)                                                   1,415,282            1,958,397                     47,005,416
                                                            ---------------------  -------------------      ------------------------


LOSS FROM JOINT VENTURE                                              68,628              136,579                        947,681
                                                            ---------------------  -------------------       -----------------------

INTEREST INCOME                                                      52,827              158,150                      4,827,105
                                                            ---------------------  -------------------       -----------------------

NET (LOSS)                                                      ($1,431,083)         ($1,936,826)                  ($43,125,992)
                                                            =====================  ===================       =======================

NET (LOSS) PER SHARE OF COMMON STOCK: Basic and Diluted              ($0.02)              ($0.03)                        ($0.92)
                                                            =====================  ===================       =======================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: Basic and
  Diluted                                                         57,920,672           57,861,176                     46,822,862
                                                            =====================  ===================       =======================


The accompanying notes to condensed financial statements are an integral part of these statements.



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JANUARY 31, 1999 (UNAUDITED)
 -------------------------------------------------------------------------------------



                                                                                                Additional          Accumulated
                                                                       Common Stock               Paid-in        (Deficit) During
                                                                     Shares   Par Value           Capital        Development Stage
                                                               --------------------------    ---------------    ------------------

BALANCE, November 5, 1982 (inception)                                  -      $    -           $    -                $    -

Sale of common stock, at par, to incorporators on November
  8,  1982                                                         1,470,000    14,700              -                     -
Sale of common stock, at $.10 per share, primarily to
  officers and employees from November 9, 1982 to November
  30, 1982                                                           390,000     3,900            35,100                  -
Sale of common stock, at $2 per share, in private offering
  from  January 24, 1983 to March 28, 1983                           250,000     2,500           497,500                  -
Sale of common stock, at $10 per share, in public offering on
  October 6, 1983, net of underwriting discounts of $1 per
  share                                                              690,000     6,900         6,203,100                  -
Sale of 60,000 warrants to representative of underwriters, at
  $.001 each, in conjunction with public offering                       -           -                 60                  -
Costs incurred in conjunction with private and public
  offerings                                                             -           -           (362,030)                -
Common stock issued, at $12 per share, upon exercise of
  57,200 warrants from February 5, 1985 to October 16, 1985,
  net of registration costs                                           57,200       572            630,845                 -
Proceeds from sales of common stock by individuals from
  January 29, 1985 to October 4, 1985 under agreements with
  the Company, net of costs incurred by the Company                     -            -            298,745                 -
Restatement as of October 31, 1985 for three-for-one stock
  split                                                            5,714,400     57,144           (57,144)                -
Common stock issued, at $4 per share, upon exercise of 2,800
  warrants in December 1985                                            8,400         84            33,516                 -
Sale of common stock, at market, to officers on January 9,
  1987 and April 22, 1987 and to members of their immediate
  families on July 28, 1987                                           67,350         674          861,726                 -
Restatement as of July 31, 1987 for five-for-four stock split      2,161,735      21,617          (21,617)                -
Fractional share payments in conjunction with five-for-four
  stock split                                                          -            -              (1,345)                -
Sale of common stock, at market, to members of officers'
  immediate families from September 10,1987 to December 4,
  1990 and to officers on October 29, 1987 and February 26,
  1989                                                                628,040      6,280          6,124,031               -
Sale of common stock, at market, to senior
level personnel on February 26, 1989                                   29,850        299            499,689               -
                                                                                                                       Continued






                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JANUARY 31, 1999 (UNAUDITED)
 -------------------------------------------------------------------------------------


                                                               Continued




                                                                                                                   Accumulated
                                                                                                    Additional   (Deficit) During
                                                                          Common Stock                Paid-in       Development
                                                                      Shares      Par Value           Capital          Stage
                                                                   -------------------------        ----------   -----------------

Sale of common stock, at market, to unrelated party on
  February 26, 1989 amended on March 10, 1989                         35,820           358             599,627            -
Restatement as of January 31, 1991 for
  two-for-one stock split                                         11,502,795       115,028            (115,028)           -
Sale of common stock, at market, to members of officers'
  immediate families from April 26, 1991 to October 27, 1992         261,453         2,615            2,788,311           -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates from September 1993 through March 1996                       579,800         5,798            2,651,462           -
Common stock issued upon exercise of stock options
  from December 16, 1992 to June 12, 1996                          4,535,340        45,353           28,197,223           -
Restatement as of June 17, 1996 for two-for-one stock split       28,382,183       283,822            (283,822)           -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates in July and October, 1996, and March 1997                    206,610         2,066           1,062,167            -
Common stock issued upon exercise of stock options
  from July 1996 to January, 1999 under stock option
  plans, net of  registration costs                                1,444,300         14,443          3,903,603            -
Common stock issued upon purchase of equipment                        15,000           150              74,850            -
Stock options granted to consultants                                     -              -              251,250            -
Accumulated (deficit) during development stage                           -              -                 -          ($43,125,992)
                                                               ---------------   ---------------   ---------------- ---------------
BALANCE, January 31, 1999                                          58,430,276     $584,303         $53,871,819       ($43,125,992)
                                                               ===============   ===============   ================ ===============


The accompanying notes to condensed financial statements are an integral part of this statement.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------


                                                                              For the three
                                                                               months ended                      For the period from
                                                                               January 31,                         November 5, 1982
                                                               ----------------------------------------------    (inception) through
                                                                      1999                      1998               January 31, 1999
                                                               --------------------      --------------------    -------------------
Payments to suppliers, employees and
 consultants                                                        ($1,417,535)             ($ 2,049,250)           ($50,864,877)
Interest received                                                        49,883                   190,107               4,820,179
                                                               --------------------      --------------------    -------------------
Net cash (used in) operating activities                              (1,367,652)               (1,859,143)            (46,044,698)
                                                               --------------------      --------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
  equipment                                                              (8,302)                 (254,380)             (1,991,461)
Disbursements to acquire certificates of deposit and
  marketable securities                                                (489,444)                     -                (13,535,443)
Proceeds from maturities of investments                                     -                     970,808              13,045,999
Investment made in Joint Venture                                            -                        -                 (1,225,000)
                                                               --------------------      --------------------    -------------------
Net cash (used in) provided by investing activities                    (497,746)                  716,428              (3,705,905)
                                                               --------------------      --------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants, net of
  underwriting discounts of $690,000 related to initial
  public offering in October 1983                                           -                        -                 17,647,369
Proceeds from exercise of stock options and warrants, net of
  registration disbursements                                            838,650                      -                 36,547,133
Proceeds from sales of common stock by
  individuals under agreements with the
  Company, net of disbursements made by the
  Company                                                                   -                        -                    298,745
Disbursements made in conjunction with sales of stock                       -                        -                   (362,030)
Fractional share payments in conjunction with stock split                   -                        -                     (1,345)
                                                               --------------------      --------------------    -------------------
Net cash provided by financing activities                               838,650                      -                 54,129,872
                                                               --------------------      --------------------    -------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (1,026,748)               (1,142,715)              4,379,269


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      5,406,017                12,329,171                     -
                                                               --------------------      --------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                             $4,379,269               $11,186,456              $4,379,269
                                                               ====================      ====================    ===================
                                                                                                                        Continued
                                       7





                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                    Continued
                                    ---------


                                                                          For the three
                                                                          months ended                           For the period from
                                                                           January 31,                          November 5, 1982
                                                              -----------------------------------------         (inception) through
                                                                  1999                     1998                  January 31, 1999
                                                              ----------------         ----------------        ---------------------
RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
  OPERATING ACTIVITIES:
Net (loss)                                                       ($1,431,083)             ($1,936,826)               ($43,125,992)
Stock option compensation to consultants                              61,650                  179,700                     251,250
Loss from Joint Venture                                               68,628                  136,579                     947,681
Depreciation and amortization                                         72,054                   70,818                   1,439,490
Amortization of discount on marketable
   securities                                                             -                    26,365                       -
(Increase) decrease in accrued interest
   receivable                                                         (2,944)                   5,592                      (6,927)
(Increase) in inventory                                             (272,295)                (446,325)                 (2,991,510)
Decrease (increase) in prepaid expenses and other current
assets                                                               127,980                 (210,101)                   (776,676)
Decrease (increase) in long term amount due from Joint
  Venture                                                            111,983                     -                     (2,979,645)
(Increase) decrease in other assets                                   (5,494)                  13,969                    (102,914)
(Decrease) increase in accounts payable and
   accrued liabilities                                               (98,131)                 301,086                   1,300,545
                                                              ----------------         ----------------        ---------------------
Net cash (used in) operating activities                          ($1,367,652)             ($1,859,143)               ($46,044,698)
                                                              ================         ================        =====================


The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                          JANUARY 31, 1999 (UNAUDITED)
                          ----------------------------


(1)         Nature of business and other disclosures:
           ------------------------------------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise whose principal activities include the development, production and marketing of a telephone based multi-functional telecommunications product incorporating the Company's patented compact ultra-high resolution charged particle E-Paper(TM) Flat Panel Display technology and the operations of Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "SCE"), the Company's 55% owned joint venture in Shanghai, China with Shanghai Instrumentation and Electronics Holding Group Company and Shanghai International Trade and Investment Developing Corp. The Company is also in the process of developing three new products: (i) a compact and portable digital encryption device which could provide high-grade information security for any telephone, computer, fax machine, MAGICOM(R) 2000 or "e-way"; (ii) a peripheral product called "e-way" which could be used with a telephone, computer or fax machine to provide internet e-mail, simultaneous voice and handwriting and caller ID all over a single telephone line; and (iii) coated particles derived from its E-Paper(TM) Flat Panel Display which could potentially be used by manufacturers of toners and pigments. The Company also is continuing its research and development activities for additional ultra-high resolution video and color flat panel displays.

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

The Company plans to sell its products to end-users through a distributor/dealer network. All of the critical elements of the earnings process will be complete when a distributor/dealer sells these products to end-users. The Company has had no sales since its inception other than sales of a limited quantity of products to certain distributors. Revenue will not be recorded on sales until the Company determines that its products have been accepted by the end-users. There is no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate a profit or that other products will not be produced by other companies that will render the products of the Company and SCE obsolete. See Safe Harbor Statement Under the Private Securities
                        --------------------------------------------------------
Litigation Reform Act of 1995 contained in Management's  Discussion and Analysis
-----------------------------
of Financial Condition and Results of Operations for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

           Basis of Presentation
           ---------------------

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information contained herein is for the three months ended January 31, 1999 and 1998 and for the period from November 5, 1982 (inception) through January 31, 1999. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. The results of operations for interim periods may not necessarily reflect the annual operations of the Company. Reference is made to the October 31, 1998 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, for more extensive disclosures than contained in these condensed financial statements.

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

           Realizability of Assets
           -----------------------

During fiscal 1998 and the three months ended January 31, 1999, the Company increased its inventory to approximately $3,000,000 to prepare for the distribution of its products. Management has recorded the Company's inventory at its current net realizable value, which is based upon the current anticipated selling price of the Company's MAGICOM(R) 2000 units, and provides for no further reductions of the selling price of the product. To date, shipments of the Company's product have been limited. Accordingly, there can be no assurance that the Company will not be required to further reduce the selling price of the MAGICOM(R) 2000 below its current carrying value to accomplish certain business strategies, which would require a further reduction of such carrying value.

In addition, amounts due from SCE totaled approximately $3,657,000 as of January 31, 1999. The advances to SCE have primarily funded the purchase of inventory components to manufacture the Company's MAGICOM(R) 2000. The ultimate realizability of amounts due from SCE are dependent, in part, on future sales of the Company's products. The Company's proportionate share of future losses in the Joint Venture will continue to reduce the carrying value of the investment in the Joint Venture until such amount is exhausted. If, after the Company fully writes off its investment, it makes any additional investments, such additional investments will be charged directly to the statement of operations.

The Company is continuing to evaluate the realizability of these assets on an ongoing basis and will make such adjustments, as necessary, to reflect estimated net realizable values based on current facts and circumstances.

Since MAGICOM(R) 2000's introduction in early 1997, the Company has been developing and incorporating into the product a number of enhanced features. The most significant features of MAGICOM(R) 2000 include the capability, with the addition of a Company developed keyboard, to communicate by e-mail over the internet; to provide all functions over a single telephone line, including simultaneous voice and electronic handwriting and editing of documents ("SVD"); to input and retrieve documents to and from a computer's storage device; to edit and transmit received documents; to send and receive full page paperless fax; to rapidly scan documents, pictures, and drawings into a computer; to send and receive handwritten information; and to provide peripheral functions to computers. MAGICOM(R) 2000 is compatible with and can send information to fax machines and computers, has the ability to transmit alpha-numeric messages to pagers, and possess all basic telephone features, including digital voice mail.

           Amounts Due from Joint Venture
           ------------------------------

The amounts due from the Joint Venture of approximately $3,657,000 and $3,917,000, respectively, on the accompanying Condensed Balance Sheets represent parts inventory, such as the flat panel assembly components, purchased by the Company on behalf of SCE which are incorporated into the MAGICOM(R) 2000 product.

(2)          Joint Venture:
            ---------------

           Investment in Joint Venture
           ---------------------------

The Company has contributed to SCE $1,225,000 in cash, and technology that has been valued for purposes of the Joint Venture at $700,000. SCE does not reflect the $700,000 in technology as an asset or equity investment in the condensed financial statements presented below. The other parties have contributed cash aggregating $1,575,000. The Company has reflected its investment in SCE under the equity method of accounting and will recognize losses in SCE to the extent of its cash investment. If future losses result in the write-off of the original cash investment, and the Company makes additional investments, such investments will be charged directly to the statement of operations.


         Condensed Financial Information
         -------------------------------

Condensed Balance Sheets for SCE at January 31, 1999 and October 31, 1998 and Condensed Statements of Operations for the three month periods ended January 31, 1999 and 1998 are as follows:


                            Condensed Balance Sheets
                            ------------------------
                                  (Unaudited)
                                  -----------

                                                                                 January31,              October 31,
                                                                                   1999                     1998
                                                                            -----------------       -----------------
          Cash                                                                 $  157,080              $   51,760
          Accounts receivable from CopyTele, Inc.                                 677,400                 661,592
          Inventories                                                           3,255,004               3,568,202
          Other current assets                                                     19,756                  68,581
          Land occupancy rights, net of amortization; fixed assets,
            net of depreciation and other non-current  assets                   2,061,267               2,105,583
                                                                            -----------------       ------------------
                   Total Assets                                                $6,170,507              $6,455,718
                                                                            =================       ==================

          Short term loans                                                     $1,120,147              $  999,316
          Accounts payable and accrued liabilities                                316,372                 338,052
          Due to CopyTele, Inc.                                                 3,657,045               3,916,628
          Capital                                                               1,076,943               1,201,722
                                                                            =================       ==================
                   Total Liabilities and Capital                            $   6,170,507              $6,455,718
                                                                            =================       ==================

                       Condensed Statements of Operations
                       ----------------------------------
                                   (Unaudited)
                                   -----------

                                                                                      For the three months ended
                                                                            ------------------------------------------
                                                                              January 31,               January 31,
                                                                                 1999                      1998
                                                                            -----------------       ------------------

          Net Sales                                                          $     -                 $       -
          Operating (Loss)                                                     (104,471)                 (243,266)
          Other Income (Expense)                                                (20,308)                   (5,060)
                                                                            =================       ==================
                   Net (Loss)                                                $ (124,779)                $(248,326)
                                                                            =================       ==================

The short term loans from a Chinese bank bear interest at floating rates of approximately 7.23% to 8.64% per annum at October 31, 1998. These loans will mature in April, May and August 1999 and are secured by a land-use contract and building owned by SCE.

The cumulative net (loss) incurred by SCE since its inception on April 10, 1995 is $(1,723,057).

Any valuation reserves related to the Company's inventory will result in a similar charge to the statement of operations of SCE, as the operations and certain assets of both entities are inter-dependent. Such a charge would result in a decrease to the Company's investment in SCE.


 (3)       Stock option plans:
          --------------------

The Company has two stock option plans, the 1987 Stock Option Plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), and the CopyTele, Inc. 1993 Stock Option Plan, adopted by the Board of Directors on April 28, 1993 (the "1993 Plan").

SFAS No. 123,  "Accounting for Stock Based Compensation",  encourages,  but does
               -----------------------------------------
not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, no compensation cost has been recognized by the Company, as all option grants to employees have been made at the fair market value of the Company's stock on the date of grant.

Options granted to non-employee consultants are accounted for using the fair-value method required by SFAS No. 123. Compensation expense recognized in the three months ended January 31, 1999 and January 31, 1998 was $61,650 and $179,700, respectively, and is included in general and administrative expenses for the periods.

 Item 2.  Management's Discussion and Analysis of Financial
         --------------------------------------------------
                Condition and Results of Operations.
                ------------------------------------


Safe Harbor  Statement  Under the Private  Securities  Litigation  Reform Act of
--------------------------------------------------------------------------------
1995.
-----

Certain   statements  in  this   Quarterly   Report  on  Form  10-Q   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: production capability by SCE and the Japanese supplier of MAGICOM(R) 2000 and MAGIC PRINTER, respectively; the ability of a second supplier to produce and supply a lower cost printer; long-term product performance and the capability of the Company, SCE, its distributors and its dealers to adequately service the Company's products; the ability of distributors and dealers to market their contracted quantities of the Company's products in their respective territories; the ability of the Company and SCE to obtain all required foreign government approvals; the volatility of foreign currency exchange rates; political and economic stability in targeted marketing territories; the ability of the Company to reduce the cost of MAGICOM(R) 2000 and the related printer; political and economic stability in China and Russia in which research, development or production activities are taking place on behalf of the Company; the ability of the Company to commercially develop and establish a market for its new products under development; the possible development of competitive products that could render the Company's products obsolete or unmarketable; and the ability of the Company to obtain additional financing. See "Business" and
Note 1 to the Company's Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.


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

         Results of Operations
         ---------------------

The Company plans to sell its products to end-users through a distributor/dealer network. All of the critical elements of the earnings process will be complete when a distributor/dealer sells these products to end users. The Company has had no sales since its inception other than sales of a limited quantity of products to its distributors. Revenue will not be recorded on these sales, which were not material, until the Company determines that its products have been accepted by the end-users.

Selling, general and administrative expenses, excluding the loss from SCE, for the three month periods ended January 31, 1999 and 1998 and for the period from November 5, 1982 (inception) through January 31, 1999 were approximately $1,415,000, $1,958,000 and $47,005,000, respectively. These amounts include research, development and tooling costs of approximately $728,000, $1,100,000 and $29,039,000, respectively, as well as normal operating expenses.

Selling, general and administrative expenses, excluding the loss from SCE, decreased approximately $543,000 during the three months ended January 31, 1999 as compared to the same period in the fiscal 1998 period resulting primarily from decreases in expenditures for research and development, engineering supplies, marketing, and professional fees.

Research and development costs decreased principally as a result of lower costs incurred in connection with the development of the Company's solid state and thin film flat panel displays programs. These costs vary over time depending on the phase of development of each product or technology. Engineering supplies decreased in the fiscal 1999 period as compared to the fiscal 1998 period primarily as a result of reduced purchases of components used to develop engineering changes to MAGICOM(R) 2000. This decrease was offset somewhat by the cost to eliminate used components as a result of these changes. Marketing costs decreased in the fiscal 1999 period as compared to the fiscal 1998 period as a result of the elimination of non-recurring costs associated with marketing start-up costs. Professional fees were also lower in the fiscal 1999 period as compared to the fiscal 1998 period as a result of lower fees incurred for legal, accounting and patent related services. The Company's non-cash charge to earnings for stock based compensation to consultants mandated by SFAS No. 123 was lower in the fiscal 1999 period as compared to the fiscal 1998 period. Communication and travel costs decreased as a result of the Company concentrating its efforts on United States based distributors and dealers.


Employee compensation and related costs increased slightly in the fiscal 1999 period over the fiscal 1998 period as a result of one additional paid employee and higher payroll taxes associated with stock option exercises. Some employee benefit programs incurred a slight increase in rates for the fiscal 1999 period. Rents also increased slightly as a result of annual escalations in certain leases. A charge to earnings was recorded in order to bring the valuation of new inventory purchases in line with current estimates.

The Company's portion of SCE's loss for the three month periods ended January 31, 1999 and 1998 and for the period from November 5, 1982 (inception) through January 31, 1999 were approximately $69,000, $137,000 and $948,000, respectively. The decrease in the loss for the fiscal 1999 period as compared to the prior year's period of approximately $68,000 was the result of cost reductions, production efficiencies and limited production activity to incorporate engineering enhancements. The Company's proportionate share of future losses in SCE will continue to reduce the carrying value of the Company's investment in SCE until such amount is exhausted. If, after the Company fully writes off its investment, it makes any additional investments, such additional investments will be charged directly to the statement of operations.

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

The decrease in interest income of $105,000 from $158,000 during the fiscal 1998 period as compared to $53,000 during the fiscal 1999 period resulted primarily from a decrease in average funds available for investment aided slightly by a small increase in interest rates. Funds available for investment during the three month periods ended January 31, 1999 and 1998, on a monthly weighted average basis, were approximately $4,641,000 and $11,377,000, respectively. The investment instruments selected by the Company are principally money market accounts and commercial paper.

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

The Company is in the process of determining its risks regarding the Year 2000 issue. Once the assessment is complete, the Company will formulate and begin to implement a plan to correct or establish contingencies for any Year 2000 problems it uncovers. However, the Company cannot guarantee that its remediation efforts will prevent the occurrence of all Year 2000 problems.

The Company utilizes brand name personal computers and predominately off-the-shelf software to perform its daily functions. An initial assessment of the hardware indicates that the hardware is already Year 2000 compliant, and non-compliant system operating software will be compliant with the installation of readily available updates. The Company's financial software has already been upgraded to be Year 2000 compliant. The Company's MAGICOM(R) 2000 product is Year 2000 compliant. SCE has performed their initial assessment and will implement a plan to correct deficiencies which do not appear to be material.

The Company has several material third party relationships primarily with financial institutions, utilities, and telecommunications companies. The Company is planning to take reasonable steps to verify the Year 2000 readiness of these companies. The Company is also planning to contact its key customers, suppliers and vendors regarding their readiness.

The initial cost to begin the assessment process and the cost expended to update some items has not been material to date. The Company believes that its total cost to test and correct any Year 2000 deficiencies will be in line with its annually budgeted expense for computerization and is estimating the cost not to exceed $20,000.

Failure by the Company to resolve a material Year 2000 issue could result in the interruption or failure of certain business activities or operations, and could materially adversely affect the financial condition, results of operation and cash flow of the Company. If an interruption or failure does occur, the extent of the Company's exposure would depend primarily upon the time it takes to remedy the problem. Based on the Company's current knowledge of its systems, operations and third party relationships, the Company does not anticipate that the Year 2000 issue will have a material adverse impact on the Company.

The Company contemplates formulating a Year 2000 contingency plan in the event of possible interruptions in business operations. This plan is currently expected to be completed by the middle of calendar year 1999. There can be no assurance, however, that the Company will be able to develop or implement a successful contingency plan addressing the Year 2000 issue or that such a plan will be economically feasible.

         Liquidity and Capital Resources
         -------------------------------

Since its inception, the Company has met its liquidity and capital expenditure needs primarily from the proceeds of sales of its common stock in its initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering and upon the exercise of stock options pursuant to the 1987 Plan and the 1993 Plan.

For the three months ended January 31, 1999, the Company received proceeds aggregating approximately $839,000 from the exercise of stock options under the 1993 Plan to purchase shares of its common stock. During the period from February 1, 1999 through March 10, 1999 the Company received additional proceeds aggregating approximately $53,000 from the exercise of stock options pursuant to the 1993 Plan. Working capital decreased by approximately $300,000 from approximately $7,600,000 at October 31, 1998 to approximately $7,300,000 at January 31, 1999 as a result of the loss incurred for the quarter offset by the proceeds received in the period.

The Company's operations used approximately $1,365,000 in cash during the fiscal quarter ended January 31, 1999. The current working capital includes approximately $4,870,000 of cash and marketable securities, and approximately $700,000 (net of approximately $677,000 due to SCE) of accounts payable and accrued liabilities. The Company believes that these net cash resources will be sufficient to continue its operations, as presently being conducted, into the second quarter of fiscal 2000 after giving effect to anticipated reductions in SCE's requirements for components purchases, which amounted to $1,275,000 during fiscal 1998, and reductions in administrative and support personnel, if necessary.

Management has recorded the Company's inventory at its current net realizable value, which is based upon the current anticipated selling price of the Company's MAGICOM(R) 2000 units, and provides for no further reductions of the selling price of the product. To date, shipments of the Company's product have been limited. Accordingly, there can be no assurance that the Company will not be required to further reduce the selling price of the MAGICOM(R)2000 below its current carrying value to accomplish certain business strategies which would require a further reduction of such carrying value. In addition, amounts due from SCE totaled approximately $3,657,000 as of January 31, 1999. The advances to SCE have primarily funded the purchase of inventory components to manufacture the Company's MAGICOM(R) 2000. The ultimate realizability of amounts due from SCE are also dependent, in part, on future sales of the Company's products. The Company will continue to evaluate the realizability of these assets on an ongoing basis and will make such adjustments, as necessary, to reflect estimated net realizable values based on current facts and circumstances.

The Company is seeking to improve its liquidity through the sale of products, the collection of amounts due from SCE, and through possible sales of its common stock, each as more fully described below.

In an effort to stimulate sales, the Company has reduced the selling price of MAGICOM(R) 2000 and MAGIC PRINTER and is attempting to lower the cost of producing these products so that further price reductions may be made. The Company is hopeful, although there is no assurance, that with the price reductions and the addition of the encryption device, which is still in the process of being developed, sales of MAGICOM(R) 2000 will increase.

The amounts due from SCE are primarily costs related to the purchase by SCE of components for use in MAGICOM(R) 2000 units. It is expected, although there can be no assurance, that SCE will pay the Company during the current and succeeding year through the sales of units and financing from banks. SCE repaid the Company approximately $165,000 in November 1998. As of January 31, 1999, the Company owed SCE approximately $677,000 which when paid would be used by SCE to repay the Company. Sales of units by SCE to the Company may result in an increase in the Company's inventory before units are then sold by the Company in the ordinary course of its business.

The Company may also attempt to raise additional funds, if necessary, through private sales of its common stock at offering prices at or near the then market price of the Company's stock. The market price of the Company's stock at the time of the sales would affect the amount of dilution that would result to stockholders from such sales. There can be no assurance, however, that the Company will be able to consummate any private sales of its common stock.

The NASD requires that the Company maintain a minimum of $4 million of net tangible assets to maintain its NASDAQ-NMS listing. If the Company's stock were delisted, the delisting could potentially have an adverse affect on the price of the Company's common stock and could adversely affect the liquidity of the shares held by the Company's stockholders. The Company anticipates that it will seek additional sources of funding, when necessary, in order to satisfy the NASD requirements.

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

SCE required an initial aggregate capital investment of $3,500,000 from the parties to the joint venture. The Joint Venture Agreement contemplates an additional $3,500,000 of funding which may be borrowed from banks, of which $1,120,000 has been borrowed to date. Three short-term loans aggregating the $1,120,000 are from a Chinese bank and are secured by a land-use contract with the Land Administration Bureau of Shanghai County and the building. The Company has contributed $1,225,000 in cash, and technology valued for the purposes of SCE at $700,000, and the Chinese parties contributed $1,575,000 in cash to SCE. SCE may require additional capitalization depending upon the nature and extent of its business activities. There can be no assurance that adequate funds will be available to SCE, including any future capital contributions, if any, beyond its initial capital contributions or that, if available, SCE will be able to obtain such funds on favorable terms and conditions.

 Item 6.  Exhibits and Reports on Form 8-K.
         ----------------------------------

         (a)      Exhibits
                  --------

                  10.10 - Agreement dated March 3, 1999 between
                           Harris Corporation and CopyTele, Inc.

                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K.
                  --------------------

                  No reports on Form 8-K were filed for the Company during the quarter ended January 31, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CopyTele, Inc.


                                     By:/s/ Denis A. Krusos
                                     ---------------------------
                                     Denis A. Krusos
                                     Chairman of the Board,
                                     Chief Executive Officer
                                     and Director (Principal
March 16, 1999                       Executive Officer)

                                     By:/s/ Frank J. DiSanto
                                     ---------------------------
                                     Frank J. DiSanto
March 16, 1999                       President and Director

                                     By:/s/ Gerald J. Bentivegna
                                     ---------------------------
                                     Gerald J. Bentivegna
                                     Vice President - Finance,
                                     Chief Financial Officer and
                                     Director (Principal Financial
March 16, 1999                       and Accounting Officer)

                               PURCHASE AGREEMENT

Buyer:   CopyTele, Inc.
         900 Walt Whitman Road
         Huntington Station, NY  11746


Seller:  Harris Corporation
         RF Communications
         1680 University Avenue
         Rochester, NY  14610


1.       GENERAL

1.1
A Confidentiality Agreement was entered into August 18, 1998 between CopyTele and Harris Corporations RF Communications Division (Harris) to discuss the development of a technically viable and cost effective solution for providing digital voice and data cryptographic security to CopyTele's Magicom 2000 communications product.

1.2
As a result of these discussions, a product concept has emerged which will utilize the Harris Citadel cryptographic engine. The product is being developed by CopyTele under code name "The Bump." "The Bump" is being developed as a stand-alone product with broad market applications. The device will provide security to numerous products within the telecommunications, facsimile, computer, cellular, internet, and radio industries.

1.3
The incorporation of Citadel will allow for high-grade security capable of serving both domestic and international markets. Citadel was developed for and has been approved for export applications. Overseas delivery of Citadel or Citadel based product is subject to an approved Department of Commerce Export License.

1.4
The product development is underway and Harris has provided CopyTele with a number of prototype Citadel IC's, a Citadel embedment manual and limited product definition and embedment engineering support. Certain of the foregoing information provided is Harris Proprietary Information.

1.5
It is the parties' mutual desire to develop a broader relationship that would potentially include joint Marketing, Sales, Distribution, Product Enhancement, Manufacturing and possibly Joint Ownership or Joint Venturing of "The Bump."

1.6
Upon completion of "The Bump" prototype unit, CopyTele and Harris will define their future relationship. The options will include:

1.6.1
Enter into a broader agreement for the purpose of bringing "The Bump" to market.

1.6.2
Terminate the program completely (if both CopyTele and Harris agree).

1.6.3
In the event that Harris  elects not to enter into a broader  agreement  (option
1), Harris will, subject to agreement on mutually agreeable terms, enter into a long term supply agreement with CopyTele to provide CopyTele with its requirements for the Citadel IC and the necessary technical support and technology license(s) for CopyTele to develop, manufacture (or have manufactured), market and sell commercial versions of "The Bump."

1.7
During the Term of this Agreement (as defined in section 3.4) and during the term of any agreement pursuant to Section 1.6.1, Harris and CopyTele agree to participate exclusively with each other in pursuing the development described in paragraph 1.2. During the period of exclusivity, neither party will participate with any other entity in the design, development, nor manufacture of a product equivalent to "The Bump" unless such other participation has been mutually agreed upon in writing by the parties hereto. However, nothing contained herein shall be deemed to restrict either party from quoting, offering to sell, or sale to others of standard commercial product or services regularly offered to the public at published prices. It is further the intention of the parties hereto that this working relationship will apply to any other contracts emanating from or awards made later in connection with "The Bump" by way of a change, amendment, modification, or enlargement thereof.

1.8
Should CopyTele, within 15 months of this agreement, not bring "The Bump" product to market, Harris will be free to work with other companies on an equivalent product.

1.9
The goal of this effort is to create a viable secure product, which both companies will jointly own and launch successfully into the market. It is anticipated that this joint ownership will include a sharing of cost to Manufacture, Market, Sell, Promote, Distribute and Support the product as it enters the marketplace. Additionally, if the parties proceed under Section
1.6.1, it is anticipated that CopyTele and Harris shall jointly own any intellectual property rights in "The Bump" arising from the work performed pursuant to this Agreement.

1.10
Jointly made inventions shall be owned by CopyTele and Harris. Any ownership rights provided for by this paragraph shall survive the completion of this purchase agreement. Any intellectual property, which includes patents, trademarks, copyrights, tradesecrets, and any other confidential technical information developed or provided by CopyTele shall remain the property of CopyTele. Any intellectual property, which includes patents, trademarks, copyrights, tradesecrets, and any other confidential technical information developed or provided by Harris shall remain the property of Harris. The expiration date specified in paragraph 6 of the Confidentiality Agreement is hereby revised to coincide with the expiration date of this Agreement.


2.       SCOPE OF WORK

2.1
This purchase agreement shall provide a vehicle whereby Harris can provide reasonable engineering support to CopyTele for the purpose of embedding the Citadel IC into "The Bump" and completion of a prototype device.

2.2
Harris shall evaluate "The Bump" and provide recommendations or alternate technical approaches for CopyTele's consideration.

2.3
Harris shall provide independent technical advice, including but not limited to electrical, mechanical, software, firmware and security related matters.

2.4
Harris shall provide specific assistance and direction under the direction of an appointed CopyTele technical representative or manager.

2.5
Harris shall evaluate the manufacturability of "The Bump" and provide CopyTele an estimate of the recurring cost to produce the device in Harris' Rochester NY factory.

2.6
Harris shall assist CopyTele in presenting "The Bump" to appropriate individuals in the Department of Commerce, State Department or National Security Agency as necessary to gain approval for the exportability of the device.

2.7

Harris shall provide  support on a time and material basis as defined in section


3.       TERMS AND CONDITIONS

3.1
This purchase agreement is established at a "not to exceed" value of $50,000.00.

3.2
Harris has been providing technical assistance for some time in anticipation of this purchase agreement. Harris will not invoice for any of the time spent prior to January 1,1999. Time spent since January 1, 1999, will be invoiced in the first month's invoice.

3.3
This purchase agreement shall be governed by Harris Corporations standard Terms and Conditions of Sale, as attached, solely for purposes of this agreement.

3.4
The Term of this agreement shall be 15 months from the date of execution of this purchase agreement unless mutually agreed and extended in writing by both parties.

3.5
Harris  will  submit  invoices  on a monthly  basis per the rates as  defined in section 4.

3.6
Citadel pricing is included as a "not to exceed" figure primarily for planning purposes. It is desired and expected that the price will be lower should CopyTele and Harris agree to enter into a broader agreement upon completion of the prototype unit. There is a minimum order requirement of 500 units for purchase of the Citadel.

4.       PRICE

4.1
Harris will invoice CopyTele for technical support at Harris standard sub contract rates or as negotiated in a future agreement.

4.2
Harris will invoice CopyTele for Citadel IC's at Harris standard commercial price or as negotiated in a future agreement.

5.       COMPLETE AGREEMENT

5.1
Each party hereto acknowledges (i) the risks of its undertakings hereunder, (ii) the uncertainty of the benefits and obligations hereunder, and (iii) its assumption of such risks and uncertainty. Each party has conducted its own due diligence and requested and reviewed such contracts, business plans, financial documents and any other written material as in such party's opinion shall be the basis of said party's decision to enter into this Agreement.

5.2
Each party has consulted such legal, financial, technical or other experts it deems necessary or desirable before entering into this transaction. Each party represents and warrants that it has read, knows, understands and agrees with the terms and conditions of this transaction. Neither party has relied upon any oral representation of the other party in entering into this transaction. All discussions, negotiations, estimates or projections developed by a party during the course of negotiating the terms and conditions of this transaction are by way of illustration only, and, unless specifically contained in this Agreement or one of its Exhibits or Attachments, are not binding or enforceable against the other party in law or in equity.

5.3
Each party hereto is an independent contractor and nothing herein contained shall be construed to be inconsistent with this relationship or status. Neither party owes a fiduciary duty to the other. Nothing in this Agreement shall be in any way construed to constitute either party as the agent, employee or representative of the other. As an independent contractor, each party has relied on its own expertise or the expertise of its legal, financial, technical or other agents.

5.4
This Purchase Agreement, consisting of sections 1 through 5 constitutes the complete agreement between CopyTele and Harris. No other additions, alterations, modifications or waiver of any of the provisions herein shall be valid unless made in writing and executed by authorized representatives of CopyTele and Harris.



Date:  2-25-99


By: Denis A. Krusos                         By:  Chris Fedde

Denis A. Krusos                             Chris Fedde
Chairman of the Board                       Director,  Secure Products Group
CopyTele, Inc.                              Harris Corporation




                                            Richard M. Mattei 3/2/99

                                            RMM  3/2/99
                                            DAK  3/3/99