Form 10-K/A
period 1998-10-31
COPYTELE INC
filed 1999-03-31
CIK 715446

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

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)  For the transition period from

    ------------- to --------------

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


                              900 Walt Whitman Road
                          Huntington Station, NY 11746
                                 (516) 549-5900
--------------------------------------------------------------------------------
 (Address, Including Zip Code, and Telephone Number,Including Area Code, of
  Registrant's Principal Executive Offices)

 Securities registered pursuant to Section 12(b) of the Act:

                                   Name of Each Exchange
    Title of Each Class            on Which Registered
------------------------          -----------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
================================================================================

               This amendment is to file exhibit 99.1 - Financial Statements of Shanghai CopyTele Electronics Co., Ltd.

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

                  (f)      10.4             Joint  Venture  Contract,  dated as
                                            of March 28, 1995, by and between
                                            Shanghai  Electronic Components
                                            Corp.and CopyTele, Inc.

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

                  (b) Incorporated by reference to Post-Effective Amendment No.1 to Form S-8 (Registration No.33-49402) dated December 8, 1993.

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


                  (k) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          COPYTELE, INC.

                                          By:/s/ Denis A. Krusos
                                          -------------------------
                                          Denis A. Krusos
                                          Chairman of the Board and
March 30, 1999                            Chief Executive Officer

                                                    EXHIBIT INDEX
                                                    -------------
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
                             Electronics Co., Ltd.

(a) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and the fiscal quarter ended July 31, 1997.
(b) Incorporated by reference to Post-Effective Amendment No. 1 to Form S-8 (Registration No. 33-49402) dated December 8, 1993.
(c) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1987.
(d) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1990.
(e)      Incorporated by reference to Proxy Statement dated June 10, 1993.
(f)      Incorporated by reference to Form 8-K dated March 28, 1995.
(g) Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.
(h) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1995.
(i) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.
(j) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1997.
(k) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1998.

                    SHANGHAI COPYTELE ELECTRONICS CO., LTD.         Exhibit 99.1
                     ---------------------------------------

                 (Registered in the People's Republic of China)
                 ----------------------------------------------

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

                                OCTOBER 31, 1998
                                ----------------



                                                                                               Page

Report of Independent Public Accountants                                                        F-1

Balance Sheets as of October 31, 1998 and 1997                                                  F-2

Statements of Results of Operations for each of the three years ended October 31, 1998          F-3

Statements of Cash Flows for each of the three years ended October 31, 1998                  F-4 - F-5

Statements of Owners' Equity for each of the three years ended October 31, 1998                 F-6

Notes to Financial Statements                                                               F-7 - F-13




Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To Shanghai CopyTele Electronics Co., Ltd.:


We have audited the accompanying balance sheets of Shanghai CopyTele Electronics Co., Ltd. (established in the People's Republic of China) as of October 31, 1998 and 1997, and the related statements of operations, cash flows and owners' equity for each of the three years ended October 31, 1998. These financial statements are the responsibility of the management of Shanghai CopyTele Electronics Co., Ltd. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Without qualification to the above opinion, we bring the readers attention to the matters set out at Notes 1, 3 and 8 to the financial statements. The Company continues to have negative current working capital and is incurring losses from its operations. The Company is taking action to improve its liquidity and believes that it has sufficient resources to continue in operation. Nevertheless, the Company remains heavily dependent upon its principal customer and major shareholder, CopyTele, Inc., for future sales and profitability. Inventories have been stated at cost in the financial statements, on the assumption that gross margins on sales to CopyTele, Inc. will improve.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shanghai CopyTele Electronics Co., Ltd. as of October 31, 1998 and 1997, and the results of its operations, cash flows and the changes in its owners' equity for each of the three years ended October 31, 1998 in conformity with generally accepted accounting principles in the United States of America.


Shanghai J.W. Associated
  CERTIFIED PUBLIC ACCOUNTANTS

Shanghai, PRC
December 18, 1998

                     Shanghai CopyTele Electronics Co., Ltd.
                     ---------------------------------------
                                 BALANCE SHEETS
                                 --------------
                  (Amounts expressed in United States Dollars)
                  --------------------------------------------





                                                                            October 31,          October 31,
                                                                 Note           1998                 1997
                                                               ---------  ---------------      --------------

ASSETS
CURRENT ASSETS:
   Cash on hand and at banks                                                   51,760              135,890
   Due from CopyTele, Inc.                                        8           661,592                 -
   Inventories                                                    3         3,568,202            4,830,461
   Other current assets                                                        68,581               31,988
                                                                          ---------------      --------------

       Total Current assets                                                 4,350,135            4,998,339

PROPERTY, PLANT AND EQUIPMENT, net                                4         1,812,310            1,897,832

 LAND USE RIGHT, net                                              5           293,273              299,337
                                                                          ---------------      --------------

TOTAL ASSETS                                                                6,455,718            7,195,508
                                                                          ===============      ==============

LIABILITIES AND OWNERS'EQUITY

CURRENT LIABILITIES:
   Short-term bank loans                                          6           999,316              500,012
   Accounts payable                                                           221,459              504,269
   Due to CopyTele, Inc.                                          8         3,916,628            4,303,652
   Other current liabilities                                                  116,593                 -
                                                                          ---------------      --------------

       Total current liabilities                                            5,253,996            5,307,933
                                                                          ---------------      --------------

OWNERS' EQUITY
   Paid-in capital                                                1         3,500,000            3,500,000
   Accumulated deficit                                                     (2,298,278)          (1,612,425)
                                                                          ---------------      --------------


       Total Owners' Equity                                                 1,201,722            1,887,575
                                                                          ---------------      --------------

TOTAL LIABILITIES AND OWNERS' EQUITY                                        6,455,718            7,195,508
                                                                          ===============      ==============


The accompanying notes are an integral part of these balance sheets.

                     Shanghai CopyTele Electronics Co., Ltd.
                     ---------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  (Amounts expressed in United States Dollars)
                  --------------------------------------------




                                                                       For the years ended October 31,
                                                            -------------------------------------------------------
                                                   Note           1998                1997              1996
                                                 ---------  ------------------  -----------------  ----------------
SALES                                               8                  -                 -                   -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       (631,101)          (594,375)         (771,984)
                                                            ------------------  -----------------  ----------------

       Operating loss                                              (631,101)          (594,375)         (771,984)

OTHER OPERATING INCOME (EXPENSES)

   Interest (expenses) income, net                                  (56,117)           (19,870)           13,892
   Foreign exchange gain (loss), net                                    169              5,002            (2,144)
   Other, net                                                         1,196               (559)              -
                                                            ------------------  -----------------  ----------------

       Loss before taxation                                        (685,853)          (609,802)         (760,236)

TAXATION                                            7                  -                  -                  -
                                                            ------------------  -----------------  ----------------

NET LOSS                                                           (685,853)          (609,802)         (760,236)

ACCUMULATED DEFICITS, beginning of year                          (1,612,425)        (1,002,623)         (242,387)
                                                            ------------------  -----------------  ----------------

ACCUMULATED DEFICITS, end of year                                (2,298,278)        (1,612,425)       (1,002,623)
                                                            ==================  =================  ================




The accompanying notes are an integral part of these statements.

                     Shanghai CopyTele Electronics Co., Ltd.
                     ---------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  (Amounts expressed in United States Dollars)
                  --------------------------------------------



                                                                  For the years ended October 31,
                                                      ---------------------------------------------------------
                                                            1998                1997               1996
                                                      ------------------  -----------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from sales of goods                        1,111,118             455,375               -
   Interest received                                            2,124               6,468             13,892
   Interest paid                                              (58,241)            (26,338)              -
   Payment to suppliers, employees and others              (1,553,313)           (809,641)          (618,378)
                                                      ------------------  -----------------  ------------------

      Net cash used in operating activities                  (498,312)           (374,136)          (604,486)
                                                      ------------------  -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payment for purchases of property, plant and
     equipment and other assets                               (85,122)           (991,839)        (1,074,501)
                                                      ------------------  -----------------  ------------------

      Net cash used in investing activities                   (85,122)           (991,839)        (1,074,501)
                                                      ------------------  -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Capital contribution from the joint venture
     partners (Note (a))                                         -                   -             1,960,000
   Proceeds of short-term bank loans                          499,304             500,012               -
                                                      ------------------  -----------------  ------------------

      Net cash provided by financing activities                                                    1,960,000
                                                      ------------------  -----------------  ------------------

Net DEcrease in cash and cash equivalents                     (84,130)           (865,963)           281,013

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                135,890           1,001,853            720,840
                                                      ------------------  -----------------  ------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       51,760             135,890          1,001,853
                                                      ==================  =================  ==================



The accompanying notes are an integral part of these statements.

                     Shanghai CopyTele Electronics Co., Ltd.
                     ---------------------------------------
                      STATEMENTS OF CASH FLOWS (continued)
                      ------------------------------------
                  (Amounts expressed in United States Dollars)
                  --------------------------------------------


                                                                  For the years ended October 31,
                                                      ---------------------------------------------------------
                                                            1998                1997               1996
                                                      ------------------  -----------------  ------------------
RECONCILIATIONS OF NET LOSS TO  NET CASH USED IN
   OPERATING ACTIVITIES:

NET LOSS                                                     (685,853)           (609,802)           (760,236)

Depreciation and amortization                                 176,708             106,143             510,650
Interest income                                                (2,124)             (6,468)            (13,892)
Interest expenses                                              58,241              26,338                  -
Decrease (increase) in inventories                          1,262,259          (4,830,407)                (54)
(Increase) decrease in due from CopyTele, Inc. and
   other current assets                                      (698,185)            212,127            (400,079)
(Decrease) increase in accounts payable, due to
   CopyTele, Inc. and other current liabilities              (553,241)          4,747,803              45,233
Interest received                                               2,124               6,468              13,892
Interest paid                                                 (58,241)            (26,338)               -
                                                      ------------------  -----------------  ------------------

      Net cash used in operating activities                  (498,312)           (374,136)           (604,486)
                                                      ==================  =================  ==================



Supplemental Cash Flow Information:

(a)  Non-cash Financing Activities:

Capital contribution from CopyTele, Inc. included USD700,000 in the form of technical know-how, of which USD210,000 was contributed during the year ended October 31, 1995 and USD490,000 was contributed during the year ended October 31, 1996.


The accompanying notes are an integral part of these statements.

                     Shanghai CopyTele Electronics Co., Ltd.
                     ---------------------------------------
                          STATEMENTS OF OWNERS' EQUITY
                          ----------------------------
               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
               ---------------------------------------------------
                  (Amounts expressed in United States Dollars)
                  --------------------------------------------




                                                              Accumulated
                                        Paid-in capital        deficits             Total
                                        -----------------  ------------------  -----------------

BALANCE, November 1, 1995                   1,050,000             (242,387)            807,613

Capital contribution                        2,450,000                 -              2,450,000

Net loss for the year                            -                (760,236)           (760,236)
                                        -----------------  ------------------  -----------------

BALANCE, October 31, 1996                   3,500,000           (1,002,623)          2,497,377

Net loss for the year                            -                (609,802)           (609,802)
                                        -----------------  ------------------  -----------------

BALANCE, October 31, 1997                   3,500,000           (1,612,425)          1,887,575

Net loss for the year                            -                (685,853)           (685,853)
                                        -----------------  ------------------  -----------------

BALANCE, October 31, 1998                   3,500,000           (2,298,278)          1,201,722
                                        =================  ==================  =================



The accompanying notes are an integral part of these statements.

                     Shanghai CopyTele Electronics Co., Ltd.
                     ---------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
  (Amounts expressed in United States Dollars ("USD") unless otherwise stated)
  ----------------------------------------------------------------------------



1.   ORGANIZATION AND PRINCIPAL ACTIVITIES
     --------------------------------------

Shanghai CopyTele Electronics Co., Ltd. (the "Company") is an equity joint venture registered in the People's Republic of China ("PRC") on May 18, 1995 with an operating period of twenty years. The Company's scope of business consists of the manufacture and sale of multifunctional telecommunication products. The Company commenced its commercial production in February 1997.

The registered capital of the Company is USD 3.5 million. As of October 31, 1998, the joint venture partners and their respective capital contributions to the Company are as follows:


       Joint Venture                   Country of            Percentage of         Capital
          Partner                     Incorporation           Ownership          Contributed
       -------------                 ---------------        ---------------     --------------
                                                                                     USD
                                    United States of
     CopyTele, Inc.                      America                  55%               1,925,000

     Shanghai Electronic
       Components Corporation              PRC                    35%               1,225,000

     Shanghai International
       Trade and Investment
       Developing Corp.                    PRC                    10%                 350,000
                                                               ---------          ---------------
     Total                                                       100%               3,500,000
                                                               ==========         ===============


Shanghai Electronic Components Corporation has assigned a 30% interest to Shanghai Instrumentation and Electronics Holding Group Company and a 5% interest to Shanghai International Trade and Investment Developing Corp.

As of October 31, 1998, the Company had net current liabilities of approximately USD904,000, and was incurring losses from its operations. The current working capital includes approximately USD4,350,000 (inclusive of approximately USD3,568,000 of inventories) of current assets and approximately USD5,254,000 (inclusive of approximately USD3,916,000 due to CopyTele, Inc.) of current liabilities. The Company believes that these resources will be sufficient to continue its operations, as presently conducted, after giving effect to anticipated reductions in the Company's requirements for component purchases and reductions in administrative and support personnel, if necessary.

The Company is seeking to improve its liquidity through the sale of products, deferment of repayment of amounts due to CopyTele, Inc. and additional borrowing of bank loans, although there can be no assurance that any of these plans can be implemented at terms that will be favorable to the Company.

2.   PRINCIPAL ACCOUNTING POLICIES
     -----------------------------

The financial statements were prepared in accordance with generally accepted accounting principles in United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts prepared in accordance with the accounting principles and the relevant financial regulations applicable to joint venture enterprises as established by the Ministry of Finance of China ("PRC GAAP").

The principal adjustment made to conform the statutory accounts of the Company to US GAAP were:

         Charge the expenses and exchange loss incurred during the pre-operating period, which were capitalized as non-current assets in its statutory accounts, to the statements of operations.

         Write off the technical know-how contributed by CopyTele, Inc. as paid-in capital, which was capitalized as intangible assets in its statutory accounts, to the statements of operations.

The accompanying financial statements of the Company were prepared in conformity with US GAAP as if those standards had been consistently applied throughout the years. The following accounting policies were adopted in the preparation of these financial statements:

     (a) Inventories

Inventories   are   stated   at  the  lower  of  cost,   calculated   using  the
weighted-average method, and net realizable value.

     (b) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the property, plant and equipment, after taking into account an estimated residual value of 10% of cost. The estimated useful lives are as follows:

                Buildings                              18 years
                Machinery and equipment                10 years
                Motor vehicles                          5 years
                Office equipment                        5 years

Construction-in-progress represents buildings under construction and is stated at cost.

     (c) Land Use Right

Land use right is stated at cost less accumulated amortization. Amortization of land use right is provided using the straight-line method over 50 years

     (d) Foreign Currency Translations and Balances

The Company maintains its books and accounting records in Renminbi ("RMB"), which is not a freely convertible currency. Transactions in foreign currencies are translated into RMB at the exchange rates prevailing at the date of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into RMB at the exchange rates prevailing at that date. Exchange differences are included in the determination of income.

The management determines USD is the functional currency. The accounts of the Company are translated into USD as if the Company's books of record had been initially recorded in USD. To accomplish that result, all non-monetary accounts are translated at historical exchange rates between USD and RMB.

     (e) Sales Recognition

Sales represent the invoiced value of goods, net of discounts, returns and surtaxes. Sales are recognized upon passing of title to customers.

     (f) Taxation

The Company provides for Enterprise Income Tax ("EIT") on the basis of its statutory profit for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for EIT purposes.

Other taxes are provided in accordance with the prevailing PRC tax regulations.

Deferred taxation is provided under the liability method whereby deferred taxation is recognized for temporary differences using enacted tax rates in effect in the years in which the differences are expected to reverse. Temporary differences are the differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     (g) Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.   INVENTORIES
     ------------

                                       1998                      1997
----------------------------------------------------------------------------

     Raw materials                   2,718,262                  4,297,043
     Work-in-progress                  681,982                    430,649
     Finished goods                    167,958                    102,769
                                  ---------------            ---------------
                                     3,568,202                  4,830,461
                                  ===============            ===============

As discussed in Note 8, the Company relies very heavily on CopyTele, Inc. for its purchase of the Company's products. Therefore, the ultimate realizability of the Company's inventories is dependent on future sale of products to CopyTele, Inc.. During its fiscal year ended October 31, 1998, the Company incurred a gross loss of approximately USD189,000 for its sales to CopyTele, Inc.. Management has recorded the Company's inventories as of October 31, 1998 at cost and a provision to state inventories at their net realizable value has not been made on the basis that sales prices are expected to improve. To date, shipments of the Company's products have been limited. Accordingly, there can be no assurance that the Company will not be required to reduce the selling price of its products below their current carrying value to accomplish certain business strategies, which would require a reduction of such carrying value.


4.   PROPERTY, PLANT AND EQUIPMENT
     ------------------------------

                                            1998                      1997
------------------------------------------------------------------------------

     Buildings                            908,101                    858,326
     Machinery and equipment              951,153                    918,794
     Motor vehicles                        52,971                     52,934
     Office equipment                     184,764                    169,560
     Construction-in-progress                -                        12,253
                                     ---------------            ---------------
                                        2,096,989                  2,011,867

     Less: Accumulated depreciation      (284,679)                  (114,035)
                                     ---------------            ---------------
     Net                                1,812,310                  1,897,832
                                         ========                   ========

5.   LAND USE RIGHT
     ---------------

                                             1998                      1997
-------------------------------------------------------------------------------

     Cost                                  309,473                    309,473

     Accumulated amortization              (16,200)                   (10,136)
                                      --------------             --------------
     Net                                   293,273                    299,337
                                          ========                   ========

All land in the PRC is owned by the state or is subject to collective ownership and neither individuals nor legal entities may own land. The Company acquired the right to use the land on which its factory is located for USD 309,473.



6.   SHORT-TERM BANK LOANS
     ----------------------

Short-term bank loans bore interest rates ranging from 7.69% to 8.64% per annum in 1998 and at 6.09% per annum in 1997.

As of October 31, 1998 and 1997, all of the short-term bank loans were secured by the Company's buildings and land use right.


7.   TAXATION
     ---------

     (a) Value-Added Tax ("VAT")

The Company is subject to VAT, which is charged on top of the selling price at a general rate of 17%. An input credit is available whereby VAT previously paid on purchases of semi-finished products or raw materials etc. can be used to offset the VAT on sales to determine the net VAT payable.

As the Company was established after January 1, 1994, its exports are "zero-rated" for VAT purpose. Accordingly, subject to the changes described below, the Company charges no VAT on its exports and is entitled to claim a refund for the input tax incurred in respect of these exports.

Pursuant to subsequent tax authority circulars, with effect from July 1, 1995, the Company may no longer recover fully the input tax of its exports. An amount equivalent to "17% minus the applicable refund rate" times the FOB value of the exports will be noncreditable and nonrefundable. As the Company has a "bonded" arrangement with the customs authority and enjoys duty-exemption on its imported materials to be used for producing its exports, the amount of noncreditable and nonrefundable input tax will be "17% minus the applicable refund rate" times "the FOB value of the exports minus the (composite assessable) value of the duty-exempt imported materials matching the exports". This noncreditable and nonrefundable input tax shall be absorbed by the Company as part of the costs of exports. The applicable refund rate is currently 11%.

     (b) Enterprise Income Tax ("EIT")

In accordance with the "Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises", the Company is entitled to full exemption from EIT for the first two years and a 50% reduction for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous years (at most five years).

The tax effects of temporary differences between financial and taxable income that give rise to deferred tax assets are principally related to the following:

                                                   1998                1997
-----------------------------------------------------------------------------

         Net operating loss carryforward          500,218             306,260

         Income tax basis in excess of
           financial basis of
             - Pre-operating expenses              69,971              85,121
             - Technical know-how                 190,902             214,042
                                                 ---------           ---------
         Total gross deferred tax assets          761,091             605,423

         Less valuation allowance                (761,091)           (605,423)
                                                 ---------           ---------
         Net deferred tax assets                     -                    -
                                                 =========          ==========

The valuation allowance refers to the portion of the deferred tax assets that are not currently realizable. The realization of these benefits depends upon the Company's income in future years.

8.   RELATED PARTY TRANSACTIONS
     --------------------------

The Company relies very heavily on CopyTele, Inc. for its purchase of the Company's products, its supplies to the Company of raw materials and components required for production. For the years ended October 31, 1998 and 1997, sales to CopyTele, Inc. accounted for 100 per cent of the Company's net sales. The Company purchases most of the required raw materials and imported components through CopyTele, Inc. For the years ended October 31, 1998 and 1997, purchases of materials and components through CopyTele, Inc. amounted to approximately USD 168,000 and USD 4,480,000 respectively.

The amounts due from/to CopyTele, Inc. arose mainly from the above transactions, are interest-free and have no fixed repayment terms.


9.   COMMITMENTS
     ------------

As of October 31, 1998, the Company had no material rental, capital or other purchase commitments.


10.  EMPLOYEES' PENSION PLAN
     ------------------------

The Company contributes annually to a government-sponsored pension scheme, an amount equivalent to 25.5% of the total basic salary of its employees. This government sponsored pension scheme will be responsible for payment of the pension liabilities relating to the retirees of the Company. Pension cost, which approximated USD 37,000, USD 18,000 and USD 5,000 for the years ended October 31, 1998, 1997 and 1996 respectively, has been accrued and funded on a current basis.