Form 10-Q
period 1999-04-30
COPYTELE INC
filed 1999-06-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1999

Commission file number     0-11254

                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                           11-2622630
-------------------------------                     ---------------------
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                       identification no.)


       900 Walt Whitman Road
       Huntington Station, NY                                11746
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

Number of shares of common stock, par value
$.01 per share, outstanding as of June 7, 1999:      59,115,376 shares

                                TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Balance Sheets (Unaudited) as of April 30, 1999 and October 31, 1998

         Condensed Statements of Operations (Unaudited) for the six months ended April 30, 1999 and April 30, 1998, and for the period from November 5, 1982 (Inception) through April 30, 1999

         Condensed Statements of Operations (Unaudited) for the three months ended April 30, 1999 and April 30, 1998

         Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through April 30, 1999

         Condensed Statements of Cash Flows (Unaudited) for the six months ended April 30, 1999 and April 30, 1998, and for the period from November 5, 1982 (Inception) through April 30, 1999

         Condensed Statements of Cash Flows (Unaudited) for the three months ended April 30, 1999 and April 30, 1998

         Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.
        ---------------------



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                      ------------------------------------


                                                                                                  April 30,         October 31,
                                           ASSETS                                                   1999               1998
                                           ------                                                   ----               ----
CURRENT ASSETS:
  Cash (including cash equivalents and interest bearing accounts of
    $3,669,984 and $5,363,522, respectively)                                                    $ 3,741,737        $ 5,406,017
  Marketable securities, at cost                                                                    489,444               -
  Accrued interest receivable                                                                        13,593              3,983
  Inventory                                                                                       2,823,627          2,719,215
  Prepaid expenses and other current assets (including amounts due from
  Joint Venture of approximately $619,000 and $825,000, respectively)                               666,537            904,656
                                                                                                ------------       ------------
               Total current assets                                                               7,734,938          9,033,871

PROPERTY AND EQUIPMENT (net of accumulated depreciation
    and amortization of $1,491,220  and $1,351,778, respectively)                                   664,639            766,106

INVESTMENT IN JOINT VENTURE (Note  2)                                                               232,852            345,947

AMOUNTS DUE FROM JOINT VENTURE                                                                    2,980,770          3,091,628

OTHER ASSETS                                                                                        102,914             97,420

DEFERRED TAX BENEFITS (net of valuation allowance of
    $31,906,000 and $30,910,000, respectively)                                                            -                 -
                                                                                                ------------       ------------
                                                                                                $11,716,113       $ 13,334,972
                                                                                                ============       ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
  Accounts payable (including amounts due to Joint Venture of
    approximately $619,000 and $662,000, respectively)                                          $ 1,246,581         $1,392,321
  Accrued liabilities                                                                                83,824             81,738
                                                                                                ------------       ------------
                       Total current liabilities                                                  1,330,405          1,474,059

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share; authorized 500,000 shares;
    no shares outstanding                                                                               -                 -
  Common stock, par value $.01 per share; authorized 240,000,000
    shares; outstanding 58,865,576 and 57,871,176  shares, respectively                             588,656            578,712
  Additional paid-in capital                                                                     54,520,416         52,977,110
  Accumulated (deficit) during development stage                                                (44,723,364)       (41,694,909)
                                                                                                ------------       ------------
                                                                                                 10,385,708         11,860,913
                                                                                                ------------       ------------
                                                                                                $11,716,113        $13,334,972
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


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------



                                                                      For the six months                         For the period from
                                                                        Ended April 30,                            November 5, 1982
                                                           -------------------------------------------           (inception) through
                                                                   1999                  1998                        April 30, 1999
                                                           --------------------- ---------------------         ---------------------

SALES                                                           $    -               $    -                        $    -
                                                           --------------------- -----------------------       ---------------------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES,(including
  research and development expenses of approximately
  $1,479,000, $2,106,000 and $29,790,000,
  respectively)                                                  3,012,135             3,833,273                     48,602,269
                                                           --------------------- -----------------------       ---------------------

LOSS FROM JOINT VENTURE                                            113,095               207,381                        992,148
                                                           --------------------- -----------------------       ---------------------

INTEREST INCOME                                                     96,775               288,767                      4,871,053
                                                           --------------------- -----------------------       ---------------------


NET (LOSS)                                                     ($3,028,455)          ($3,751,887)                  ($44,723,364)
                                                          ====================== =======================       =====================

NET (LOSS) PER SHARE OF COMMON
  STOCK: Basic and Diluted                                          ($0.05)               ($0.06)                        ($0.95)
                                                          ====================== =======================       =====================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and Diluted                                              58,190,083            57,861,176                    46,995,119
                                                          ====================== =======================       =====================


The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------

                                                                        For the three months
                                                                           ended April 30,
                                                        ------------------------------------------------

                                                                    1999                  1998
                                                          ---------------------- -----------------------

SALES                                                            $   -                 $   -
                                                          ---------------------- -----------------------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, (including
  research and development expenses of approximately
  $751,000 and $1,006,000, respectively)                         1,596,853            1,874,876
                                                          ---------------------- -----------------------

LOSS FROM JOINT VENTURE                                             44,467               70,802
                                                          ---------------------- -----------------------

INTEREST INCOME                                                     43,948              130,617
                                                          ---------------------- -----------------------

NET (LOSS)                                                     ($1,597,372)         ($1,815,061)
                                                          ====================== =======================

NET (LOSS) PER SHARE OF COMMON
  STOCK: Basic and Diluted                                          ($0.03)              ($0.03)
                                                          ====================== =======================


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING: Basic and Diluted                                58,468,576           57,861,176
                                                          ====================== =======================


The accompanying notes to condensed financial statements are an integral part of these statements.



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH APRIL 30, 1999 (UNAUDITED)
 -----------------------------------------------------------------------------------



                                                                                                    Additional        Accumulated
                                                                         Common Stock                 Paid-in      (Deficit) During
                                                                       Shares   Par Value             Capital      Development Stage
                                                               --------------------------------    --------------  -----------------
BALANCE, November 5, 1982 (inception)                                      -     $   -             $     -            $     -
Sale of common stock, at par, to incorporators on November
  8,  1982                                                             1,470,000   14,700                -                  -
Sale of common stock, at $.10 per share, primarily to
  officers and employees from November 9, 1982 to November
  30, 1982                                                               390,000    3,900              35,100               -
Sale of common stock, at $2 per share, in private offering
  from  January 24, 1983 to March 28, 1983                               250,000    2,500             497,500               -
Sale of common stock, at $10 per share, in public offering on
  October 6, 1983, net of underwriting discounts of $1 per
  share                                                                  690,000    6,900           6,203,100               -
Sale of 60,000 warrants to representative of underwriters, at
  $.001 each, in conjunction with public offering                           -         -                    60               -
Costs incurred in conjunction with private and public
  offerings                                                                 -         -              (362,030)              -
Common stock issued, at $12 per share, upon exercise of
  57,200 warrants from February 5, 1985 to October 16, 1985,
  net of registration costs                                               57,200      572             630,845               -
Proceeds from sales of common stock by individuals from
  January 29, 1985 to October 4, 1985 under agreements with
  the Company,  net of costs incurred by the Company                        -          -              298,745               -
Restatement as of October 31, 1985 for three-for-one stock
  split                                                                5,714,400   57,144             (57,144)              -
Common stock issued, at $4 per share, upon exercise of 2,800
  warrants in December 1985                                                8,400       84              33,516               -
Sale of common stock, at market, to officers on January 9,
  1987 and April 22, 1987 and to members of their immediate
  families on July 28, 1987                                               67,350      674             861,726               -
Restatement as of July 31, 1987 for five-for-four stock split          2,161,735   21,617             (21,617)              -
Fractional share payments in conjunction with five-for-four
  stock split                                                               -          -               (1,345)              -
Sale of common stock, at market, to members of officers'
  immediate  families from September 10,1987 to December 4, 1990
  and to officers on October 29, 1987 and February 26, 1989              628,040    6,280           6,124,031               -
Sale of common stock, at market, to senior level
  personnel on February 26, 1989                                          29,850      299             499,689               -


                                                                                                                    Continued



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH APRIL 30, 1999 (UNAUDITED)
 -----------------------------------------------------------------------------------


                                    Continued
                                    ---------

                                                                                                    Additional        Accumulated
                                                                         Common Stock                 Paid-in      (Deficit) During
                                                                       Shares   Par Value             Capital      Development Stage
                                                               --------------------------------    --------------  -----------------
Sale of common stock, at market, to unrelated party on
  February 26, 1989 amended on March 10, 1989                             35,820     358               599,627               -
Restatement as of January 31, 1991 for
  two-for-one stock split                                             11,502,795  115,028             (115,028)              -
Sale of common stock, at market, to members of officers'
  immediate families from April 26, 1991 to October 27, 1992             261,453    2,615            2,788,311               -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates from September 1993 through March 1996                           579,800    5,798            2,651,462               -
Common stock issued upon exercise of stock options
  from December 16, 1992 to June 12, 1996                              4,535,340   45,353           28,197,223               -
Restatement as of June 17, 1996 for two-for-one stock split           28,382,183  283,822             (283,822)              -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates in July and October, 1996, and March 1997                        206,610    2,066            1,062,167               -
Common stock issued upon purchase of equipment                            15,000      150               74,850               -
Common stock issued upon  exercise of stock options from
  July 1996 to April 1999 under stock option plans, net
  of  registration costs                                               1,479,600   14,796            3,956,200               -
Sale of common stock, at market, to a related party and
  an unrelated party on April 30, 1999                                   400,000    4,000              596,000               -
Stock options granted to consultants                                        -         -                251,250               -
Accumulated (deficit) during development stage                              -         -                   -            ( 44,723,364)
                                                                 --------------- ---------------   ----------------    -------------
BALANCE, April 30, 1999                                               58,865,576  $588,656          $54,520,416        ($44,723,364)
                                                                 =============== ===============   ================    =============


The accompanying notes to condensed financial statements are an integral part of this statement.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------


                                                                          For the six
                                                                          months ended                        For the period from
                                                                            April 30,                           November 5, 1982
                                                               --------------------------------------         (inception) through
                                                                      1999             1998                       April 30, 1999
                                                               ----------------- --------------------      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
  consultants                                                       ($2,729,146)   ($4,391,355)                    ($52,176,488)
Interest received                                                        87,165        319,647                        4,857,461
                                                               ----------------- --------------------      -------------------------
Net cash (used in) operating activities                              (2,641,981)    (4,071,708)                     (47,319,027)
                                                               ----------------- --------------------      -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
  equipment                                                             (24,455)      (298,473)                      (2,007,614)
Disbursements to acquire certificates of deposit and
  marketable securities                                                (489,444)      (972,469)                     (13,535,443)
Proceeds from maturities of investments                                    -           970,808                       13,045,999
Investment made in Joint Venture                                           -              -                          (1,225,000)
                                                               ----------------- --------------------      -------------------------
Net cash (used in) investing activities                                (513,899)      (300,134)                      (3,722,058)
                                                               ----------------- --------------------      -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants, net of
  underwriting discounts of $690,000 related to initial
  public offering in October 1983                                       600,000          -                           18,247,369
Proceeds from exercise of stock options and warrants,
  net of registration disbursements                                     891,600          -                           36,600,083
Proceeds from sales of common stock by
  individuals under agreements with the
  Company, net of disbursements made by
  the Company                                                              -             -                              298,745
Disbursements made in conjunction with sales of stock                      -             -                             (362,030)
Fractional share payments in conjunction with stock split                  -             -                               (1,345)
                                                                ----------------- --------------------      ------------------------
Net cash provided by financing activities                             1,491,600          -                           54,782,822
                                                               ----------------- --------------------      -------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (1,664,280)    (4,371,842)                       3,741,737


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      5,406,017     12,329,171                            -
                                                               ----------------- --------------------      -------------------------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                             $3,741,737     $7,957,329                       $3,741,737
                                                               ================= ====================      =========================

                                                                                                                      Continued

                                       8


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                    Continued



                                                                           For the six
                                                                          months ended                     For the period from
                                                                            April 30,                        November 5, 1982
                                                             ---------------------------------------       (inception) through
                                                                        1999           1998                  April 30, 1999
                                                             ------------------- -------------------  -------------------------
RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
  OPERATING ACTIVITIES:
Net (loss)                                                          ($3,028,455)    ($3,751,887)                ($44,723,364)
Stock option compensation to consultants                                 61,650         179,700                      251,250
Loss from Joint Venture                                                 113,095         207,381                      992,148
Depreciation and amortization                                           139,442         146,935                    1,506,878
Amortization of discount on marketable
  securities                                                               -             23,273                        -
(Increase) decrease  in accrued interest
  receivable                                                             (9,610)          7,607                      (13,593)
(Increase) in inventory                                                (104,412)       (607,623)                  (2,823,627)
Decrease (increase) in prepaid expenses and
  other current assets                                                  238,119        (422,112)                    (666,537)
Decrease (increase) in long term amount due from Joint
  Venture                                                               110,858             -                     (2,980,770)
(Increase) decrease  in other assets                                     (5,494)         14,289                     (102,914)
(Decrease) increase in accounts payable
  and accrued liabilities                                              (157,174)        130,729                    1,241,502
                                                             ------------------- -------------------      ---------------------
Net cash (used in) operating activities                             ($2,641,981)    ($4,071,708)                ($47,319,027)
                                                             =================== ===================      =====================



The accompanying notes to condensed financial statements are an integral part of these statements.
                                       9



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                                                      For the three months
                                                                         ended April 30,
                                                                --------------------------------

                                                                        1999         1998
                                                                ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
  consultants                                                       ($1,311,611)  ($2,342,105)
Interest received                                                        37,282       129,540
                                                                ---------------- ---------------
Net cash (used in) operating activities                              (1,274,329)   (2,212,565)
                                                                ---------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
  equipment                                                             (16,153)      (44,093)
Disbursements to acquire certificates of deposit and marketable
  securities                                                               -         (972,469)
                                                                ---------------- ---------------
Net cash (used in) investing activities                                 (16,153)   (1,016,562)
                                                                ---------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants                        600,000         -
Proceeds from exercise of stock options and
  warrants, net of registration disbursements                            52,950         -
                                                                ---------------- ---------------
Net cash provided by financing activities                               652,950         -
                                                                ---------------- ---------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                            (637,532)   (3,229,127)
                                                                ---------------- ---------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      4,379,269    11,186,456


CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $3,741,737    $7,957,329
                                                               ================= ===============

RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
OPERATING ACTIVITIES:
Net (loss)                                                          ($1,597,372)  ($1,815,061)
Loss from Joint Venture                                                  44,467        70,802
Depreciation and amortization                                            67,388        76,117
(Increase) decrease in accrued interest receivable                       (6,666)        2,015
Decrease (increase) in inventory                                        167,883      (161,298)
Amortization of discount on marketable securities                           -          (3,092)
Decrease (increase) in prepaid expenses and other
  current assets                                                        110,139      (212,011)
(Increase) in long term amount due from Joint Venture                    (1,125)          -
Decrease in other assets                                                    -             320
(Decrease) in accounts payable and accrued liabilities                  (59,043)     (170,357)
                                                               ----------------- ---------------
Net cash (used in) operating activities                             ($1,274,329)  ($2,212,565)
                                                               ================= ===============

The accompanying notes to condensed financial statements are an integral part of these statements.


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                           APRIL 30, 1999 (UNAUDITED)
                           --------------------------

(1)         Nature of business and other disclosures:
            ------------------------------------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise whose principal activities include the development, production and marketing of MAGICOM(R) 2000, a telephone based multi-functional telecommunications product incorporating the Company's E-Paper(TM) Flat Panel Display technology; the development of USS-900, a hardware based peripheral digital encryption device, and e-way, a peripheral product which is being designed to provide simultaneous voice and handwriting, Internet e-mail, and Caller ID; and the operations of Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "SCE"), the Company's 55% owned joint venture in Shanghai, China. The Company is also continuing its research and development activities for additional ultra-high resolution flat panel displays, including video and color displays, and coated particles which could potentially be used by manufacturers of toners and pigments.

The Company is producing its telephone based multi-functional telecommunications product, called MAGICOM(R) 2000, incorporating the Company's flat panel display, called E-Paper(TM), and associated proprietary hardware and software technology and marketing the product through its United States and international distributor/dealer network. The Company has also developed, in conjunction with a Japanese company, a small portable printer called MAGIC PRINTER. The printer is presently being produced for the Company by the Japanese company and is being marketed by the Company through its distributor and dealer network, including in China, for use with MAGICOM(R) 2000 or in conjunction with personal or laptop computers.

The Company is proceeding with the development of a hardware based peripheral digital encryption system called the USS-900, with technical assistance from Harris Corporation ("Harris"). This device utilizes the digital cryptographic chip - the Citadel(TM) (a trademark of Harris) - which is capable of providing high-grade information encryption. The USS-900 has received UL and FCC approval and is currently being tested by the Company for functionality and compatibility which is expected to be concluded in June 1999. A limited number of pre-production USS-900 devices have been produced by the Company at its facility in New York. The pre-production USS-900 units are being utilized by the Company for demonstration purposes in the United States. To develop the USS-900, the Company utilized its experience derived from the development of its MAGICOM(R) 2000 and e-way products. e-way is being developed as a screen based peripheral device to a computer, telephone or fax machine which can be used as a display for handwriting and keyboard typing. The Company has completed the design of e-way and intends to produce a limited initial quantity for test marketing.

The Company plans to sell its products, including the USS-900 and e-way if they are successfully produced and test marketed, to end-users through a distributor/dealer network. All of the critical elements of the earnings process for a product will be complete when a distributor/dealer sells the product to end-users. The Company has had no sales since its inception other than sales of a limited quantity of the MAGICOM(R) 2000 and MAGIC PRINTER products to certain distributors. Revenue will not be recorded on sales until the Company determines that the product(s) have been accepted by the end-users. There is no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate a profit or that other products will not be produced by other companies that will render the products of the Company and SCE obsolete. See "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

           Basis of Presentation
           ---------------------

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information contained herein is for the six and three month periods ended April 30, 1999 and 1998 and for the period from November 5, 1982 (inception) through April 30, 1999. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. The results of operations for interim periods may not necessarily reflect the annual operations of the Company. Reference is made to the October
31, 1998 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, for more extensive disclosures than contained in these condensed financial statements.

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


              Realizability of Assets
              -----------------------

During fiscal 1998 and the six months ended April 30, 1999, the Company increased its inventory to approximately $2,825,000 to prepare for the distribution of its MAGICOM(R) 2000 and MAGIC PRINTER products. Management has recorded the Company's MAGICOM(R) 2000 inventory at its current net realizable value, which is based upon the current anticipated selling price of the product, and provides for no further reductions of the selling price. To date, shipments of the Company's product have been limited. Accordingly, there can be no assurance that the Company will not be required to further reduce the selling price of the MAGICOM(R) 2000 below its current carrying value to accomplish certain business strategies, which would require a further reduction of such carrying value.

In addition, amounts due from SCE totaled approximately $3,600,000 as of April 30, 1999. The advances to SCE have primarily funded the purchase of inventory components to manufacture the Company's MAGICOM(R) 2000. The ultimate realizability of amounts due from SCE are dependent, in part, on future sales of the Company's products. The Company's proportionate share of future losses in the Joint Venture will continue to reduce the carrying value of the investment in the Joint Venture until such amount is exhausted. If, after the Company fully writes off its investment, it makes any additional investments, such additional investments will be charged directly to the statement of operations.

The Company is continuing to evaluate the realizability of these assets on an ongoing basis and will make such adjustments, as necessary, to reflect estimated net realizable values based on current facts and circumstances.

              Amounts Due from Joint Venture
              ------------------------------

The amounts due from the Joint Venture of approximately $3,600,000 and $3,917,000, respectively, on the accompanying Condensed Balance Sheets represent parts inventory, such as the flat panel assembly components, purchased by the Company on behalf of SCE which are incorporated into the MAGICOM(R) 2000 product.

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



         Condensed Financial Information
         -------------------------------

Condensed Balance Sheets for SCE at April 30, 1999 and October 31, 1998 and Condensed Statements of Operations for the six month periods ended April 30, 1999 and 1998 are as follows:


                         Condensed Balance Sheets
                         -------------------------
                                (Unaudited)
                                -----------
                                                                                April 30,              October 31,
                                                                                  1999                    1998
                                                                            -----------------       ------------------
          Cash                                                                 $   68,823             $   51,760
          Accounts receivable from CopyTele, Inc.                                 619,050                661,592
          Inventories                                                           3,313,119              3,568,202
          Other current assets                                                     15,444                 68,581
          Land occupancy rights, net of amortization; fixed assets,
            net of depreciation and other non-current  assets                   2,016,584              2,105,583
                                                                            -----------------       ------------------
                   Total Assets                                                $6,033,020             $6,455,718
                                                                            =================       ==================

          Short term loans                                                     $1,120,126             $   999,316
          Accounts payable and accrued liabilities                                316,979                 338,052
          Due to CopyTele, Inc.                                                 3,599,820               3,916,628
          Capital                                                                 996,095               1,201,722
                                                                            =================       ==================
                   Total Liabilities and Capital                               $6,033,020             $ 6,455,718
                                                                            =================       ==================

                      Condensed Statements of Operations
                      ----------------------------------
                                   (Unaudited)
                                   -----------                                       For the six months ended
                                                                            ------------------------------------------
                                                                                April 30,               April 30,
                                                                                  1999                    1998
                                                                            -----------------       ------------------

          Net Sales                                                            $     -                 $    -
          Operating (Loss)                                                      (166,684)               (361,296)
          Other Income (Expense)                                                 (38,943)                (15,760)
                                                                            =================       ==================
                   Net (Loss)                                                  $(205,627)              $(377,056)
                                                                            =================       ==================

The short term loans bear interest at floating rates of approximately 5.86% to 7.13% per annum at April 30, 1999. These loans will mature in May and November of 1999, and February 2000 and are secured by a land-use contract and building owned by SCE.

The cumulative net (loss) incurred by SCE since its inception on April 10, 1995 is $(1,803,905).

Any valuation reserves related to the Company's inventory will result in a similar charge to the statement of operations of SCE, as the operations and certain assets of both entities are inter-dependent. Such a charge would result in a decrease to the Company's investment in SCE.


(3)         Shareholders' Equity:
            ---------------------

           Stock option plans:
           -------------------

The Company has two stock option plans, the 1987 Stock Option Plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), and the CopyTele, Inc. 1993 Stock Option Plan, adopted by the Board of Directors on April 28, 1993 (the "1993 Plan").

SFAS No. 123,  "Accounting for Stock Based Compensation",  encourages,  but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, no compensation cost has been recognized by the Company, as all option grants to employees have been made at the fair market value of the Company's stock on the date of grant.

Options granted to non-employee consultants are accounted for using the fair-value method required by SFAS No. 123. Compensation expense recognized in the six months ended April 30, 1999 and April 30, 1998 was $61,650 and $179,700, respectively, and is included in general and administrative expenses for the periods.

           Sales of common stock and issuance of warrants:
           -----------------------------------------------

On April 30 1999, the Company sold 400,000 shares of its common stock in two private placements for $1.50 per share, or an aggregate of $600,000, of which 300,000 shares were sold to a nominee for election to the Company's Board of Directors at the 1999 Annual Meeting of Stockholders. In conjunction with the sales of common stock, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $1.50 per share which expire on April 30, 2001.

Item 2.  Management's Discussion and Analysis of Financial
         --------------------------------------------------
                Condition and Results of Operations.
                ------------------------------------


        Safe Harbor Statement Under the Private Securities Litigation Reform Act
        ------------------------------------------------------------------------
        of 1995.
        --------


Certain   statements  in  this   Quarterly   Report  on  Form  10-Q   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: production capability by SCE and the Japanese supplier of MAGICOM(R) 2000 and MAGIC PRINTER, respectively; the ability of a second supplier to produce and supply a lower cost printer; long-term product performance and the capability of the Company, SCE, its distributors and its dealers to adequately service the Company's products; the ability of distributors and dealers to market their contracted quantities of the Company's products in their respective territories; the ability of the Company and SCE to obtain all required foreign government approvals; the volatility of foreign currency exchange rates; political and economic stability in targeted marketing territories; the ability of the Company to reduce the cost of MAGICOM(R) 2000 and the related printer; political and economic stability in China and Russia in which research, development or production activities are taking place on behalf of the Company; the ability of the Company to commercially develop and establish a market for its new products under development including the USS-900 and e-way; the possible development of competitive products that could render the Company's products obsolete or unmarketable; and the ability of the Company to obtain additional financing. See "Business" and Note 1 to the Company's Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

         General
         -------

The Company, which is a development stage enterprise, was incorporated on November 5, 1982. The Company's principal activities include the development, production and marketing of MAGICOM(R) 2000, a telephone based multi-functional telecommunications product incorporating the Company's E-Paper(TM) Flat Panel Display technology; the development of USS-900, a hardware based peripheral digital encryption device, and e-way, a peripheral product which is being designed to provide simultaneous voice and handwriting, Internet e-mail, and Caller ID; and the operations of Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "SCE"), the Company's 55% owned joint venture in Shanghai, China which is accounted for under the equity method of accounting. The Company is also continuing its research and development activities for additional ultra-high resolution flat panel displays, including video and color displays, and coated particles which could potentially be used by manufacturers of toners and pigments. There can be no assurance, however, that the Company's efforts in these areas will be successful. There is also no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render the products of the Company or SCE obsolete or unmarketable.

The Company has proceeded with the development of a hardware based peripheral digital encryption system called the USS-900, with technical assistance from Harris Corporation ("Harris"). This device utilizes the digital cryptographic chip - the Citadel(TM) (a trademark of Harris) - which is capable of providing high-grade information encryption. The USS-900 has received UL and FCC approval and is currently being tested by the Company for functionality and compatibility which is expected to be concluded in June 1999. A limited number of pre-production USS-900 devices have been produced by the Company at its facility in New York. The pre-production USS-900 units are being utilized by the Company for demonstration purposes in the United States. To develop the USS-900, the Company utilized its experience derived from the development of its MAGICOM(R) 2000 and e-way products. e-way is being developed as a screen based peripheral device to a computer, telephone or fax machine which can be used as a display for handwriting and keyboard typing. The Company has completed the design of e-way and intends to produce a limited initial quantity for test marketing.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's Condensed Financial Statements and the notes thereto.

         Results of Operations
         ---------------------

The Company plans to sell its products, including the USS-900 and e-way if they are successfully produced and test marketed, to end-users through a distributor/dealer network. All of the critical elements of the earnings process for a product will be complete when a distributor/dealer sells the product to end users. The Company has had no sales since its inception other than sales of a limited quantity of the MAGICOM(R) 2000 and MAGIC PRINTER products to its distributors. Revenue will not be recorded on these sales, which were not material, until the Company determines that the product(s) have been accepted by the end-users.

Selling, general and administrative expenses, excluding the loss from SCE, for the six month periods ended April 30, 1999 and 1998 decreased by approximately $821,000, to approximately $3,012,000 in the fiscal 1999 period from approximately $3,833,000 in the fiscal 1998 period. These amounts include research, development and tooling costs of approximately $1,479,000 and $2,106,000 for the fiscal 1999 and 1998 periods, respectively, as well as normal operating expenses. Selling, general and administrative expenses, excluding the loss from SCE, for the three month periods ended April 30, 1999 and 1998 decreased by approximately $278,000, to approximately $1,597,000 in the fiscal 1999 period from approximately $1,875,000 in the fiscal 1998 period. Also included in these amounts are research, development and tooling costs of approximately $751,000 and $1,006,000 for the fiscal 1999 and 1998 periods, respectively, as well as normal operating expenses. From November 5, 1982 (inception) through April 30, 1999 selling, general and administrative expenses, excluding the loss from SCE, were approximately $48,602,000 including approximately $29,790,000 for research, development and tooling costs, as well as normal operating expenses.

The decreases in selling, general and administrative expenses, excluding the loss from SCE, of approximately $821,000 and $278,000 during the six and three month periods, respectively, in the fiscal 1999 periods as compared to the same periods in fiscal 1998 resulted primarily from decreases in expenditures for engineering supplies, marketing costs, professional fees, and research and development for video and color flat panel displays.

Engineering supplies decreased in the fiscal 1999 periods as compared to the fiscal 1998 periods primarily as a result of reduced purchases of components used to develop engineering changes to MAGICOM(R) 2000. This decrease was offset somewhat by the cost to eliminate used components as a result of these changes. Engineering service costs increased in the fiscal 1999 periods as compared to the fiscal 1998 periods as a result of the USS-900 development effort. Marketing costs for the MAGICOM(R) 2000 decreased in the fiscal 1999 periods as compared to the fiscal 1998 periods as a result of the elimination of non-recurring costs associated with marketing start-up costs and reduced travel and entertainment costs. Professional fees were also lower in the fiscal 1999 periods as compared to the fiscal 1998 periods as a result of lower fees incurred for legal, accounting and patent related services. Research and development costs for flat panel displays decreased in the aggregate during the six month comparable periods principally as a result of lower costs incurred in connection with the development of the Company's solid state and optical video and color display. This decrease was offset somewhat by higher costs in the field emission (FED), vacuum fluorescent (VFD) and liquid crystal (LCD) flat panel displays programs under development. There was a slight increase in the three month fiscal 1999 period as compared to the fiscal 1998 period. These costs vary over time depending on the phase of development of each product or technology. The Company's non-cash charge to earnings for stock based compensation to consultants mandated by SFAS No. 123 was lower in the fiscal 1999 periods as compared to the fiscal 1998 periods.

Employee compensation and related costs increased in the fiscal 1999 periods over the fiscal 1998 periods as a result of the hiring of three additional sales and marketing personnel, one additional paid engineering employee and higher payroll taxes associated with stock option exercises. Some employee benefit programs incurred rate increases for the fiscal 1999 periods. Rents also increased slightly as a result of annual escalations in certain leases. A charge to earnings was recorded in order to bring the valuation of inventory in line with current estimates.

The Company's portion of SCE's loss for the six month periods ended April 30, 1999 and 1998 decreased by approximately $94,000 to approximately $113,000 in the fiscal 1999 period from approximately $207,000 in the fiscal 1998 period. The Company's portion of SCE's loss for the three month periods ended April 30, 1999 and 1998 also decreased by approximately $27,000 to approximately $44,000 in the fiscal 1999 period as compared to the prior year's period of approximately $71,000. The decrease in the losses was primarily the result of cost reductions, production efficiencies and limited production activity with respect to the MAGICOM(R) 2000. From November 5, 1982 (inception) through April 30, 1999 the Company's portion of SCE's losses were approximately $992,000. The Company's proportionate share of future losses in SCE will continue to reduce the carrying value of the Company's investment in SCE until such amount is exhausted. If, after the Company fully writes off its investment, it makes any additional investments, such additional investments will be charged directly to the statement of operations.

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

Interest income during the six month periods ended April 30, 1999 and 1998 decreased by approximately $192,000 from approximately $289,000 during the fiscal 1998 period as compared to $97,000 during the fiscal 1999 period. There was also a decrease of approximately $87,000 in the three month comparable periods ended April 30, 1999 and 1998. The decreases resulted primarily from a decrease in average funds available for investment and lower interest rates. Funds available for investment during the six and three month periods ended April 30, 1999 and 1998, on a monthly weighted average basis, were approximately $4,400,000, $10,425,000, $4,152,000 and $9,475,000, respectively. The investments selected by the Company are principally treasury bills, money market accounts and commercial paper.

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

The Company is continuing the process of determining its risks regarding the Year 2000 issue. Once the assessment is complete, the Company will formulate and begin to implement a plan to correct or establish contingencies for any Year 2000 problems it uncovers. However, the Company cannot guarantee that its remediation efforts will prevent the occurrence of all Year 2000 problems.

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

The Company has several material third party relationships primarily with financial institutions, utilities, and telecommunications companies. The Company is planning to take reasonable steps to verify the Year 2000 readiness of these companies. The Company is in the process of contacting its key customers, suppliers and vendors regarding their state of readiness.

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

During the six month period ended April 30, 1999, the Company received proceeds aggregating approximately $891,600 from the exercise of stock options under the 1993 Plan to purchase shares of its common stock and $600,000 from sales of its common stock in private placements. During the period from May 1, 1999 through June 7, 1999 the Company received additional proceeds aggregating approximately $390,000 from the exercise of stock options pursuant to the 1993 Plan. Working capital decreased by approximately $1,160,000 from approximately $7,560,000 at October 31, 1998 to approximately $6,400,000 at April 30, 1999 as a result of the loss incurred for the six month period ended April 30, 1999 offset by the proceeds received in the same period.

The Company's operations used approximately $2,640,000 in cash during the six month period ended April 30, 1999. The current working capital includes approximately $4,230,000 of cash and marketable securities, and approximately $711,000 (net of approximately $619,000 due to SCE) of accounts payable and accrued liabilities. The Company believes that these net cash resources will be sufficient to continue its operations, as presently being conducted, into the second quarter of fiscal 2000 after giving effect to anticipated reductions in SCE's requirements for components purchases, which amounted to $1,275,000 during fiscal 1998, and reductions in administrative and support personnel, if necessary.

Management has recorded the Company's inventory at its current net realizable value, which is based upon the current anticipated selling price of the Company's MAGICOM(R) 2000 units, and provides for no further reductions of the selling price of the product. To date, shipments of the Company's product have been limited. Accordingly, there can be no assurance that the Company will not be required to further reduce the selling price of the MAGICOM(R) 2000 below its current carrying value to accomplish certain business strategies which would require a further reduction of such carrying value. In addition, amounts due from SCE totaled approximately $3,600,000 as of April 30, 1999. The advances to SCE have primarily funded the purchase of inventory components to manufacture the Company's MAGICOM(R) 2000. The ultimate realizability of amounts due from SCE are also dependent, in part, on future sales of the Company's products. The Company will continue to evaluate the realizability of these assets on an ongoing basis and will make such adjustments, as necessary, to reflect estimated net realizable values based on current facts and circumstances.

The Company is seeking to improve its liquidity through the sale of products, the collection of amounts due from SCE, and through possible sales of its common stock, each as more fully described below.

In an effort to stimulate sales, the Company has reduced the selling price of MAGICOM(R) 2000 and MAGIC PRINTER and is attempting to lower the cost of producing these products so that further price reductions may be made. The Company is hopeful, although there is no assurance, that with the price reductions and the addition of the USS-900 encryption device, if it can be successfully produced and marketed, sales of MAGICOM(R) 2000 will increase.

The amounts due from SCE are primarily costs related to the purchase by SCE of components for use in MAGICOM(R) 2000 units. It is expected, although there can be no assurance, that SCE will pay the Company during the current and succeeding year through the sales of units and financing from banks. SCE repaid the Company approximately $226,000 in the six months ended April 30, 1999. As of April 30, 1999, the Company owed SCE approximately $619,000 which when paid would be used by SCE to repay the Company. Sales of units by SCE to the Company may result in an increase in the Company's inventory before the units are then sold by the Company in the ordinary course of its business.

The Company may also attempt to raise additional funds, if necessary, through private sales of its common stock at offering prices at or near the then market price of the Company's stock. The market price of the Company's stock at the time of the sales would affect the amount of dilution that would result to stockholders from such sales. There can be no assurance, however, that the Company will be able to consummate any future private sales of its common stock.

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

The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue. The Company anticipates that it may require additional funds to continue its research and development activities, maintain the NASD funding requirement and participate in SCE beyond its initial capital contribution. There can be no assurance that adequate funds will be available to the Company or that, if available, the Company will be able to obtain such funds on favorable terms and conditions. The Company currently has no definitive arrangements with respect to additional financing.

SCE required an initial aggregate capital investment of $3,500,000 from the parties to the joint venture. The Joint Venture Agreement contemplates an additional $3,500,000 of funding which may be borrowed from banks, of which $1,120,000 has been borrowed to date. Short-term loans aggregating the $1,120,000 are from a Chinese bank, secured by a land-use contract with the Land Administration Bureau of Shanghai County and the building, and from one of the Chinese parties. The Company has contributed $1,225,000 in cash, and technology valued for the purposes of SCE at $700,000, and the Chinese parties contributed $1,575,000 in cash to SCE. SCE may require additional capitalization depending upon the nature and extent of its business activities. There can be no assurance that adequate funds will be available to SCE, including any future capital contributions, if any, beyond its initial capital contributions or that, if available, SCE will be able to obtain such funds on favorable terms and conditions.

PART II OTHER INFORMATION
-------------------------

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

Recent Sales of Unregistered Securities
---------------------------------------

On April 30, 1999 the Company issued and sold 400,000 shares of Common Stock for a purchase price of $1.50 per share, or an aggregate of $600,000. The shares were sold to two individuals, one of whom was Lewis H. Titterton, a nominee for election as a director of the Company at the 1999 Annual Meeting of Stockholders, who purchased 300,000 shares. In conjunction with the sales of Common Stock, the Company issued Warrants to purchase 400,000 shares of Common Stock at an exercise price of $1.50 per share which expire on April 30, 2001, of which a Warrant for 300,000 shares was issued to Mr. Titterton. The shares of Common Stock and Warrants were offered and sold in reliance upon the the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, relative to sales by an issuer not involving a public offering.

A copy of the Stock Subscription Agreement, dated April 27, 1999, between the Company and Mr. Titterton, including the form of Warrant issued to Mr. Titterton, is filed as an Exhibit to this Report.


Item 6.  Exhibits and Reports on Form 8-K.
        ----------------------------------

        (a)      Exhibits
                 --------

                 10.11 - Stock Subscription Agreement dated April 27, 1999 including form of Warrant, between CopyTele, Inc.
                           and Lewis H. Titterton,   a nominee  for  election
                           as Director at the 1999 Annual Meeting of Stockholders.


                 27 -      Financial Data Schedule

        (b)      Reports on Form 8-K.
                 --------------------

                 No reports on Form 8-K were filed for the Company during the quarter ended April 30, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CopyTele, Inc.



                                 By:/s/ DENIS A. KRUSOS
                                 ----------------------
                                 Denis A. Krusos
                                 Chairman of the Board,
                                 Chief Executive Officer
                                 and Director (Principal
June 14, 1999                    Executive Officer)


                                 By:/s/ FRANK J. DISANTO
                                 -----------------------
                                 Frank J. DiSanto
June 14, 1999                    President and Director

                                 By:/s/ GERALD J. BENTIVEGNA
                                 ---------------------------
                                 Gerald J. Bentivegna
                                 Vice President - Finance,
                                 Chief Financial Officer and
                                 Director (Principal Financial
June 14, 1999                    and Accounting Officer)

                                  Exhibit Index
                                  -------------

Exhibit
Number            Description
-------           ------------

10.11 Stock Subscription Agreement dated April 27, 1999 including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton, a nominee for election as Director at the 1999 Annual Meeting of Stockholders

EXHIBIT 10.11
-------------

THE SECURITIES REFERRED TO HEREIN HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND MAY NOT BE OFFERED OR SOLD UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT, OR AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE ACT IS AVAILABLE.


                                 COPYTELE, INC.
                          STOCK SUBSCRIPTION AGREEMENT


         This Stock Subscription Agreement (this "Agreement"), dated as of April 27, 1999, is entered into by and between CopyTele, Inc., a Delaware corporation (the "Company"), and Lewis H. Titterton (the "Subscriber").

         The Company has offered for sale, and the Subscriber has agreed to purchase, 300,000 shares (the "Shares") of common stock, par value $.01 per share (the "Common Stock"), of the Company and a Warrant (the "Warrant") to purchase 300,000 shares of Common Stock (the "Warrant Shares"). In connection therewith, the Company and the Subscriber hereby agree as follows:

               1. Purchase   and  Sale  of   Shares.   Upon  the  basis  of  the
representations and warranties, and subject to the terms and conditions, set forth herein, the Company agrees to issue and sell the Shares and the Warrant to the Subscriber on the Closing Date (as hereinafter defined) at a purchase price of $1.50 per share of Common Stock, or an aggregate purchase price of $450,000 (the "Subscription Price"), and the Subscriber agrees to purchase the Shares and the Warrant from the Company on the Closing Date at the Subscription Price.

               2. Closing. The closing of the purchase and sale of the Shares shall take place at 10:00 a.m., New York City time, on April 30, 1999, at the offices of the Company at 900 Walt Whitman Road, Huntington, New York 11746, or on such other date or at such other time or place as the Company and the Subscriber may agree upon in writing (such time and date of the closing being referred to herein as the "Closing Date"). Upon payment of the Subscription Price in full in the form of cash or certified or bank check payable to the order of the Company, the Company will deliver to the Subscriber as promptly as practicable (but in no event later than fifteen (15) days following the date of payment in full of the Subscription Price) (i) a certificate or certificates representing the Shares, registered in the name of the Subscriber, and (ii) a Warrant granting the Subscriber the right to purchase the Warrant Shares at the purchase price per share of $1.50, expiring two (2) years following the Closing Date, in the form attached hereto as Exhibit A, the terms and conditions of which are agreed to by the Subscriber.

               3. Representations and Warranties of the Company. The Company represents and warrants that:

                    (a) no consent, approval, authorization or order of any court, governmental agency or body or arbitrator having jurisdiction over the Company or any of the Company's affiliates is required for the execution of this Agreement or the performance of the Company's obligations hereunder, including, without limitation, the sale of the Shares to the Subscriber;

                    (b) neither the sale of the Shares and the Warrant nor the performance of the Company's other obligations pursuant to this Agreement will violate, conflict with, result in a breach of, or constitute a default (or an event that, with the giving of notice or the lapse of time or both, would constitute a default) under (i) the certificate of incorporation or bylaws of the Company, (ii) any decree, judgment, order or determination of any court, governmental agency or body, or arbitrator having jurisdiction over the Company or any of the Company's properties or assets, (iii) any law, treaty, rule or regulation applicable to the Company (other than the federal securities laws, representations and warranties with respect to which are made by the Company solely in paragraphs (f) through (j) of this Section 3) or
         (iv) the terms of any bond, debenture, note or other evidence of indebtedness, or any agreement, stock option or other similar plan, indenture, lease, mortgage, deed or trust or other instrument to which the Company is a party or otherwise bound or to which any property of the Company is subject;

                    (c) the Company has or, prior to the Closing, will have taken all corporate action required to authorize the execution and delivery of this Agreement and the performance of its obligations hereunder;

                    (d) the Company has duly authorized the Shares and the Warrant Shares and, when issued and delivered in accordance with the terms of the Company's certificate of incorporation and delivered to and paid for by the Subscriber in accordance with the terms hereof and the Warrant, respectively, the Shares and the Warrant Shares will be duly and validly issued, fully paid and non-assessable, and the issuance of the Shares and the Warrant Shares will not be subject to any preemptive or similar rights;

                    (e) the Shares and the Warrant Shares will be free and clear of any security interest, lien, claim or other encumbrance;

                    (f) the sale of the Shares and the Warrants by the Company are not part of a plan or scheme to evade the registration requirements of the Securities Act of 1933, as amended (the "Act");

                    (g) neither the Company nor any person acting on behalf of the Company has offered or sold any of the Shares or the Warrant by any form of general solicitation or general advertising;

                    (h) the Company has offered the Shares and the Warrant for sale only to "accredited investors," as such term is defined in Rule 501(a) under the Act, who by reason of their business and financial experience have such knowledge, sophistication and experience in business and financial matters as to be capable of evaluating the merits and risks of the investment in the Shares, the Warrant and the Warrant Shares;

                    (i) the Company's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended October 31, 1998 fairly and accurately presents the Company's business as of the date thereof and its financial condition and results of operation through October 31, 1998, and the Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading;

                    (j) the financial statements of the Company included in the Form 10-K, including the schedules and notes thereto, comply in all material respects with the requirements of the Securities Exchange Act of 1934, as amended, and have been prepared, and fairly present the financial condition and results of operations and cash flows of the Company and its subsidiaries at the respective dates and for the respective periods indicated, in accordance with generally accepted accounting principles consistently applied throughout such periods; and

                    (k) except as set forth in the Form 10-K, since October 31, 1998 (i) the Company has not incurred any material liabilities, direct or contingent, and (ii) there has been no material adverse change in the properties, business, results of operations, condition (financial or other), affairs or prospects of the Company and its subsidiaries, taken as a whole.

                  The Company has not made any representations or warranties to the Subscriber, and the Subscriber has not relied upon any representations or warranties of the Company, except as expressly set forth in this Section 3.

              4.  Representations   and  Warranties  of  the   Subscriber.   The
Subscriber represents and warrants that:

                    (a) the purchase of the Shares and the Warrant by the Subscriber is not part of a plan or scheme to evade the registration requirements of the Act;

                    (b) the Subscriber is an "accredited investor," as such term is defined in Rule 501(a) under the Act, who by reason of its business and financial experience has such knowledge, sophistication and experience in business and financial matters as to be capable of evaluating the merits and risks of the investment in the Shares, the Warrant and the Warrant Shares and, having had access to or having been furnished with all such information as it has considered necessary (including, without limitation, the Form 10-K), has concluded that it is able to bear those risks;

                    (c) the Subscriber understands that (i) the Shares, the Warrant and the Warrant Shares have not been registered under the Act and may not be offered or sold unless registered under the Act or an exemption from the registration requirements of the Act is available,
         (ii) if any transfer of the Shares, the Warrant or the Warrant Shares is to be made in reliance on an exemption under the Act, the Company may require an opinion of counsel satisfactory to it that such transfer may be made pursuant to such exemption and (iii) so long as deemed appropriate by the Company, the Shares, the Warrant and the Warrant Shares may bear a legend to the effect of clauses (i) and (ii) of this paragraph;

                    (d) in making any subsequent offering or sale of the Shares, the Subscriber will be acting only for itself and not as part of a sale or planned distribution in violation of the Act;

                    (e) the Shares and Warrant were not offered to the Subscriber by any form of general solicitation or general advertising;

                    (f) the Subscriber understands that no federal or state or other governmental agency has passed upon or made any recommendation or endorsement with respect to the Shares, the Warrant or the Warrant Shares;

                    (g) the Subscriber is purchasing the Shares and the Warrant, and will acquire the Warrant Shares, for its own account and not with a view to, or for sale in connection with, any distribution;

                    (h)    during   the  period  of  five  (5)   business   days
         immediately prior to the execution of this Agreement by the Subscriber, Subscriber did not, and from such date and through the expiration of the 90th day following the date hereof will not, directly or indirectly, execute or effect or cause to be executed or effected any short sale, option, or equity swap transaction in or with respect to the Common Stock or any other derivative security transaction the purpose or effect of which is to hedge or transfer to a third party all or any part of the risk of loss associated with the ownership of the Shares, the Warrant or the Warrant Shares by the Subscriber; and

                    (i) no consent, approval, authorization or order of any court, governmental agency or body or arbitrator having jurisdiction over the Subscriber or any of the Subscriber's affiliates is required for the execution of this Agreement or the performance of the Subscriber's obligations hereunder, including, without limitation, the purchase of the Shares and the Warrant by the Subscriber.

               5. Conditions to Closing. The obligations of each party hereunder shall be subject to (a) the accuracy of the representations and warranties of the other party hereto as of the date hereof and as of the Closing Date, as if such representations and warranties had been made on and as of such date, (b) the performance by the other party of its obligations hereunder and (c) the condition that Les Appel, counsel to the Subscriber, shall have delivered on or prior to the Closing Date an opinion to the effect that the sale of the Shares and the Warrant pursuant to, and in the manner contemplated by, this Agreement does not require registration under the Act, which opinion shall be acceptable to the Company's transfer agent for the Shares. The Company and the Subscriber hereby acknowledge that Les Appel, counsel to the Subscriber, will rely on the accuracy and truth of the representations and warranties of the Company and the Subscriber in Section 3 and Section 4, respectively, and hereby, consent to such reliance by such counsel.

               6. Indemnification.

                    (a) The Company agrees to indemnify and hold harmless the Subscriber, each person, if any, who controls the Subscriber within the meaning of Section 15 of the Act and each officer, director, employee and agent of the Subscriber and of any such controlling person against any and all losses, liabilities, claims, damages or expenses whatsoever, as incurred, arising out of or resulting from any breach or alleged breach or other violation or alleged violation of any representation, warranty, covenant or undertaking by the Company contained in this Agreement, and the Company will reimburse the Subscriber for its reasonable legal and other expenses (including the cost of any investigation and preparation, and including the reasonable fees and expenses of counsel) incurred in connection therewith.

                    (b)    The Subscriber  agrees to indemnify and hold harmless
         the Company, each person, if any, who controls the Company within the meaning of Section 15 of the Act and each officer, director, employee and agent of the Company and of any such controlling person against any and all losses, liabilities, claims, damages or expenses whatsoever, as incurred, arising out of or resulting from any breach or alleged breach or other violation or alleged violation of any representation, warranty, covenant or undertaking by the Subscriber contained in this Agreement, and the Subscriber will reimburse the Company for its reasonable legal and other expenses (including the cost of any investigation and preparation, and including the reasonable fees and expenses of counsel) incurred in connection therewith.

               7. Survival of Representations and Warranties. The respective agreements, representations, warranties, indemnities and other statements made by or on behalf of each party hereto pursuant to this Agreement shall remain in full force and effect, regardless of any investigation made by or on behalf of any party, and shall survive delivery of any payment for the Shares and the Warrant.

               8. Miscellaneous.

                    (a) This Agreement may be executed in one or more counterparts, and such counterparts shall constitute but one and the same agreement.

                    (b) This Agreement shall inure to the benefit of and be binding upon the parties hereto, their respective successors and, with respect to the indemnification provisions hereof, each person entitled to indemnification hereunder, and no other person shall have any right or obligation hereunder. This Agreement shall not be assignable by any party hereto without the prior written consent of the other party hereto. Any assignment contrary to the terms hereof shall be null and void and of no force or effect.

                    (c) This Agreement represents the entire understanding and agreement between the parties hereto with respect to the subject matter hereof and can be amended, supplemented or changed, and any provision hereof can be waived, only by written instrument making specific reference to this Agreement signed by the party against whom enforcement of any such amendment, supplement, modification or waiver is sought.

               9. Time of the Essence.  Time shall be of the essence in this
                  Agreement.

               10.Governing Law.  This Agreement shall be governed by the internal laws of the State of New York.


                  IN WITNESS WHEREOF, the parties hereto have caused this Stock Subscription Agreement to be executed and delivered as of the date first written above.


                                          COPYTELE, INC.

                                          By: Denis A. Krusos
                                          --------------------------------------
                                          Name: Denis A. Krusos
                                          Title:   Chairman of the Board and
                                          Chief Executive Officer

                                          SUBSCRIBER:



                                          Lewis H. Titterton
                                          --------------------------------------
                                          Name: Lewis H. Titterton

Exhibit A
---------


                  THIS WARRANT AND ANY SECURITIES ACQUIRED UPON THE EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS AND NEITHER THE SECURITIES NOR ANY INTEREST THEREIN MAY BE OFFERED, SOLD, TRANSFERRED, PLEDGED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR SUCH LAWS OR AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT AND SUCH LAWS THAT, IN THE OPINION OF COUNSEL FOR THE HOLDER, WHICH COUNSEL AND OPINION ARE REASONABLY SATISFACTORY TO COUNSEL FOR THIS CORPORATION, IS AVAILABLE.


Warrant to Purchase                                  Expiration:  April 30, 2001
                                                                  --------------
300,000 Shares
-------

                                 COPYTELE, INC.
                                 --------------
                          COMMON STOCK PURCHASE WARRANT
                          -----------------------------

                  This certifies that, for good and valuable consideration, CopyTele, Inc., a Delaware corporation (including any successor thereto with respect to the obligations hereunder, by merger, consolidation or otherwise, the "Company"), grants to Lewis H. Titterton or permitted assigns (the "Warrantholder"), the right to subscribe for and purchase, in whole or in part, from time to time from the Company 300,000 duly authorized, validly issued, fully paid and nonassessable shares (the "Warrant Shares") of the Company's Common Stock, par value $.01 per share (the "Common Stock"), at the purchase price per share of $1.50 (the "Exercise Price") at any time prior to 5:00 p.m., New York time on the Expiration Date, all subject to the terms, conditions and adjustments herein set forth. The terms that are capitalized herein shall have the meanings specified in Section 10 hereof, unless the context shall otherwise require.


  1. Duration and Exercise of Warrant; Limitation on Exercise; Payment of Taxes.
     ---------------------------------------------------------------------------

            1.1.  Duration  and  Exercise of  Warrant.  Subject to the terms and
                  ------------------------------------
conditions set forth herein, this Warrant may be exercised, in whole or in part, by the Warrantholder by:

                    (a) the surrender of this Warrant to the Company, with a duly executed Exercise Form specifying the number of Warrant Shares to be purchased, during normal business hours on any Business Day prior to the Expiration Date; and

                    (b) the delivery of payment to the Company of the Exercise Price for the number of Warrant Shares specified in the Exercise Form in the form of cash or certified or bank check payable to the order of the Company.

                  The Company agrees that such Warrant Shares shall be deemed to be issued to the Warrantholder as the record holder of such Warrant Shares as of the close of business on the date on which this Warrant shall have been surrendered and payment made for the Warrant Shares as aforesaid. Notwithstanding the foregoing, no such surrender shall be effective to constitute the person entitled to receive such shares as the record holder thereof while the transfer books of the Company for the Common Stock are closed for any purpose (but not for any period in excess of five days); but any such surrender of this Warrant for exercise during any period while such books are so closed shall become effective for exercise immediately upon the reopening of such books, as if the exercise had been made on the date this Warrant was surrendered and for the number of shares of Common Stock and at the Exercise Price in effect at the date of such surrender. This Warrant and all rights and options hereunder shall expire on the Expiration Date, and shall be wholly null and void to the extent this Warrant is not exercised before it expires.

            1.2.  Warrant   Shares   Certificate.   A   stock   certificate   or
                  -------------------------------
certificates for the Warrant Shares specified in the Exercise Form shall be delivered to the Warrantholder within 10 Business Days after receipt of the Exercise Form by the Company and payment of the purchase price. If this Warrant shall have been exercised only in part, the Company shall, at the time of delivery of the stock certificate or certificates, deliver to the Warrantholder a new Warrant evidencing the rights to purchase the remaining Warrant Shares, which new Warrant shall in all other respects be identical with this Warrant.

            1.3.  Payment of Taxes.  The  issuance of  certificates  for Warrant
                  -----------------
Shares shall be made without charge to the Warrantholder for any stock transfer or other issuance tax in respect thereto; provided, however, that the
                                                 ---------   --------
Warrantholder shall be required to pay any and all taxes that may be payable in respect of any transfer involved in the issuance and delivery of any certificate in a name other than that of the then Warrantholder as reflected upon the books of the Company.

      2. Restrictions on Transfer; Restrictive Legends.
         ----------------------------------------------

            2.1.  Limitation on Transfer.  No Warrantholder  shall,  directly or
                  -----------------------
indirectly, sell, give, assign, hypothecate, pledge, encumber, grant a security interest in or otherwise dispose of (whether by operation of law or otherwise) (each a "transfer") this Warrant or any right, title or interest herein or hereto, except in accordance with the provisions of this Warrant. Any attempt to transfer this Warrant or any rights hereunder in violation of the preceding sentence shall be null and void ab initio and the Company shall not register any
                                ---------
such transfer.

            2.2.  Transfer  Procedures.  If any Warrantholder wishes to transfer
                  ---------------------
this Warrant to a transferee (a "Transferee") under this Section 2, such Warrantholder shall give notice to the Company of its intention to make any transfer permitted under this Section 2 not less than five (5) days prior to effecting such transfer, which notice shall state the name and address of each Transferee to whom such transfer is proposed. This Warrant may, in accordance with the terms hereof, be transferred in whole or in part. If this Warrant is assigned in whole, the assignee shall receive a new Warrant (registered in the name of such assignee or its nominee) which new Warrant shall cover the number of shares assigned. If this Warrant is assigned in part, the assignor and assignee shall each receive a new Warrant (which, in the case of the assignee, shall be registered in the name of the assignee or its nominee), each of which new Warrant shall cover the number of shares not so assigned and in respect of which no such exercise has been made in the case of the assignor and the number of shares so assigned, in the case of the assignee.

            2.3.  Transfers in Compliance with Law;  Substitution of Transferee.
                  --------------------------------------------------------------
Notwithstanding any other provision of this Warrant, no transfer may be made pursuant to this Section 2 unless (a) the Transferee has agreed in writing to be bound by the terms and conditions hereto, (b) the transfer complies in all respects with the applicable provisions of this Warrant, and (c) the transfer complies in all respects with applicable federal and state securities laws, including, without limitation, the Securities Act of 1933, as amended. If requested by the Company in its reasonable judgment, an opinion of counsel to such transferring Warrantholder shall be supplied to the Company at such transferring Warrantholder's expense, to the effect that such transfer complies with the applicable federal and state securities laws; provided, however, that no such opinion shall be required if the Transferee is a successor trust to the Warrantholder which has the same beneficiaries. Any attempt to transfer this Warrant or rights hereunder in violation of this Warrant shall be null and void ab initio and the Company shall not register such transfer.
---------

      3. Legends.
         --------

         Each Warrant (and each Warrant issued in substitution for any Warrant pursuant hereto) shall be stamped or otherwise imprinted with a legend in substantially the following form:

                  THIS WARRANT AND ANY SECURITIES ACQUIRED UPON THE EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS AND NEITHER THE SECURITIES NOR ANY INTEREST THEREIN MAY BE OFFERED, SOLD, TRANSFERRED, PLEDGED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR SUCH LAWS OR AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT AND SUCH LAWS THAT, IN THE OPINION OF COUNSEL FOR THE HOLDER, WHICH COUNSEL AND OPINION ARE REASONABLY SATISFACTORY TO COUNSEL FOR THIS CORPORATION, IS AVAILABLE.

         Each stock certificate for Warrant Shares issued upon the exercise of any Warrant and each stock certificate issued upon the direct or indirect transfer of any such Warrant Shares shall be stamped or otherwise imprinted with a legend in substantially the following form:

                  THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS AND NEITHER THE SECURITIES NOR ANY INTEREST THEREIN MAY BE OFFERED, SOLD, TRANSFERRED, PLEDGED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR SUCH LAWS OR AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT AND SUCH LAWS THAT, IN THE OPINION OF COUNSEL FOR THE HOLDER, WHICH COUNSEL AND OPINION ARE REASONABLY SATISFACTORY TO COUNSEL FOR THIS CORPORATION, IS AVAILABLE.

         Notwithstanding the foregoing, the Warrantholder may require the Company to issue a Warrant or a stock certificate for Warrant Shares, in each case without a legend, if either (i) such Warrant or such Warrant Shares, as the case may be, have been registered for resale under the Securities Act or (ii) the Warrantholder has delivered to the Company an opinion of counsel (reasonably satisfactory to the Company) which opinion shall be addressed to the Company and be reasonably satisfactory in form and substance to the Company's counsel, to the affect that such registration is not required with respect to such Warrant or such Warrant Shares, as the case may be.

      4. Reservation of Shares, Etc.
         ---------------------------

                  The Company covenants and agrees as follows:

                    (a) All Warrant Shares that are issued upon the exercise of this Warrant will, upon issuance, be duly and validly issued, fully paid and nonassessable, not subject to any preemptive rights, and free from all taxes, liens, security interests, charges, and other encumbrances with respect to the issuance thereof, other than taxes in respect of any transfer occurring contemporaneously with such issue.

                    (b) During the period within which this Warrant may be exercised, the Company will at all times have authorized and reserved, and keep available free from preemptive rights, a sufficient number of shares of Common Stock to provide for the exercise of the rights represented by this Warrant.

      5. Loss or Destruction of Warrant.
         -------------------------------

                  Subject to the terms and conditions hereof, upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant and, in the case of loss, theft or destruction, of such bond or indemnification as the Company may reasonably require and, in the case of such mutilation, upon surrender and cancellation of this Warrant, the Company will execute and deliver a new Warrant of like tenor. If the original holder of this Warrant or any subsequent Institutional Holder with a minimum net worth of at least $25,000,000 is the owner of this Warrant at the time it shall be lost, stolen or destroyed, then the affidavit of an authorized officer of such owner, setting forth the fact of such loss, theft or destruction and of its ownership of this Warrant at the time of such loss, theft or destruction shall be accepted as satisfactory evidence thereof and no further bond shall be required as a condition to the execution and delivery of a new Warrant other than the written agreement of such owner to indemnify the Company.

      6. Ownership of Warrant.
         ---------------------

                  The Company may deem and treat the person in whose name this warrant is registered as the holder and owner hereof (notwithstanding any notations of ownership or writing hereon made by anyone other than the Company) for all purposes and shall not be affected by any notice to the contrary, until presentation of this Warrant for registration of transfer. Notwithstanding the foregoing, the Warrants represented hereby, if properly assigned in compliance with this Agreement, may be exercised by an assignee for the purchase of Warrant Shares without having a new Warrant issued.

      7. Certain Adjustment.
         -------------------

             7.1. The number of Warrant Shares purchasable upon the exercise of this Warrant and the Exercise Price shall be subject to adjustment as follows:

                   (a) Stock  Dividends;  Stock  Splits.  If at any  time  after
                       ---------------------------------
the date of the issuance of this Warrant (i) theCompany shall pay a stock dividend or make any other distribution payable inshares of Common Stock or
(ii) the number of shares of Common Stock shall have been increased by a subdivision or split-up of shares of Common Stock, then, on the date of the payment of such dividend or immediately after the effective date of subdivision or split up, as the case maybe, the number of shares to be delivered upon exercise of this Warrant will beincreased so that the Warrantholder will be entitled to receive the number ofshares of Common Stock that such Warrantholder would have owned immediatelyfollowing such action had this Warrant been exercised immediately prior thereto,and the Exercise Price will be adjusted as provided below in paragraph (f).

                   (b) Combination  of Stock.  If the number of shares of Common
                       ----------------------
stock outstanding at any time after the date of the issuance of this Warrant shall have been decreased by a combination of the outstanding shares of Common Stock, then, immediately after the effective date of such combination,the number of shares of Common Stock to be delivered uponexercise of this Warrant will be decreased so that the Warrantholder thereafter will be entitledto receive the number of shares of Common Stock that such Warrantholder wouldhave owned immediately following such action had this Warrant been exercised immediately prior thereto, and the Exercise Price will be adjusted as provided below in paragraph (f).

                    (c)     Reorganization,  etc. If any capital  reorganization
                           ---------------------
of the Company, or any reclassification of the Common Stock,or any consolidation or share exchange of the Company with or merger of the Company with or into any other person or any sale, lease or other transfer of all or substantially all of the assets of the Company to any other person, shall be effected in such a way that the holders of Common Stock shall be entitled to receive stock, other securities or assets (whether such stock, other securities or assets are issued or distributed by the Company or another person) with respect to or in exchange for Common Stock, then, upon exercise of this Warrant the Warrantholder shall have the right to receive the kind and amount of stock other securities or assets receivable upon such reorganization, reclassification, consolidation, merger or sale, lease or other transfer by a holder of the number of shares of Common Stock that such Warrantholder would have been entitled to receive upon exercise of this Warrant had this Warrant been exercised immediately before
such  reorganization,   reclassification, consolidation,  merger or sale, lease
or other transfer, subject to adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section 7.1.

                    (d)     Fractional  Shares.  No fractional  shares of Common
                            -------------------
Stock or scrip shall be issued to any Warrantholder in connection with the exercise of this Warrant. Instead of any fractional shares of Common Stock that would otherwise be issuable to such Warrantholder, the Company will pay to such Warrantholder a cash adjustment in respect of such fractional interest in an amount equal to that fractional interest of the then current Fair Market Value per share of Common Stock.

                    (e)     Carryover  Notwithstanding  any other  provision  of
                            ---------
this Section 7.1, no adjustment shall be made to the number of shares of Common Stock to be delivered to the Warrantholder (or to the Exercise Price) if such adjustment represents less than 1% of the number of shares to be so delivered, but any lesser adjustment shall be carried forward and shall he made at the time and together with the next subsequent adjustment that together with any adjustments so carried forward shall amount to 1% or more of the number of shares to be so delivered. However, upon the exercise of this Warrant, the Company shall make all necessary adjustments not theretofore made to the number of shares of Common Stock to be delivered to the Warrantholder (or to the Exercise Price) up to and including the date upon which this Warrant is exercised.

                    (f)    Exercise  Price  Adjustment.  Whenever  the number of
                           ----------------------------
Warrant Shares purchasable upon the exercise of the Warrant is adjusted as provided pursuant to this Section 7.1, the Exercise Price payable upon the exercise of this Warrant shall be adjusted by multiplying such Exercise Price immediately prior to such adjustment by a fraction, of which the numerator shall be the number of Warrant Shares purchasable upon the exercise of the Warrant immediately prior to such adjustment, and of which the denominator shall be the number of Warrant Shares purchasable immediately thereafter; provided, however, that the Exercise Price for each Warrant Share shall in no event be less than the par value of such Warrant Share.

            7.2.  No  Adjustment  for  Dividends.  Except as provided in Section
                  -------------------------------
7.1, no adjustment in respect of any dividends shall be made during the term of this Warrant or upon the exercise of this Warrant. Notwithstanding any other provision hereof, no adjustments shall be made on Warrant Shares issuable on the exercise of this Warrant for any cash dividends paid or payable to holders of record of Common Stock prior to the date as of which the Warrantholder shall be deemed to be the record holder of such Warrant Shares.

            7.3.  Notice of Adjustment. Whenever the number of Warrant Shares or
                  ---------------------
the Exercise Price of such Warrant Shares is adjusted, as herein provided, or the rights of the Warrantholder shall change by reason of other events specified herein, the Company shall promptly mail by first class, postage prepaid, to the Warrantholder, notice of such adjustment or adjustments and a certificate of the Chief Financial Officer of the Company setting forth the number of Warrant Shares and the Exercise Price of such Warrant Shares after such adjustment, setting forth a brief statement of the facts requiring such adjustment and setting forth the computation by which such adjustment was made.

     8.  Amendments.  Any provision of this Warrant may be amended and the
         -----------
observance thereof waived only with the written consent of the Company and the Warrantholder.

     9.    Notices of Corporate Action.  So long as this Warrant has not been
         ----------------------------
exercised in full, in the event of:

                    (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right,

                    (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any consolidation or merger involving the Company and any other party or any transfer of all or substantially all theassets of the Company to any other party, or

                    (c) any voluntary or involuntary dissolution, liquidation or winding-up of the Company,

the Company will mail to the Warrantholder a notice specifying (i) the date or expected date on which any such record is to be taken for the purpose of such dividend, distribution or right and the amount and character of any such dividend, distribution or right and (ii) the date or expected date on which any such reorganization, reclassification, recapitalization, consolidation, merger, transfer, dissolution, liquidation or winding-up is to take place and the time, if any such time is to be fixed, as of which the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for the securities or other property deliverable upon such reorganization, reclassification, recapitalization, consolidation, merger, transfer, dissolution, liquidation or winding-up. Such notice shall be delivered at least 10 days prior to the date therein specified, in the case of any date referred to in the foregoing subdivisions (i) and (ii).

     10. Definitions.
         ------------

                  As used herein, unless the context otherwise requires, the following terms have the following respective meanings:

                  "Business Day" means any day other than a Saturday,  Sunday or
                  --------------
a day on which national banks are authorized by law to close in the State of New York.

                  "Common Stock" has the meaning specified on the cover of this
                  --------------
Warrant.

                  "Company" has the meaning specified on the cover of this
                  ---------
Warrant.

                  "Exercise  Form"  means an Exercise  Form in the form  annexed
                  ----------------
hereto as Exhibit A.

                  "Exercise Price" has the meaning specified on the cover of
                  ----------------
this Warrant.

                  "Expiration  Date" means April 30,  2001;  provided,  however,
                  ------------------       -------------------------------------
that if such date shall not be a Business Day, then on the next following day that is a Business Day.

                  "Institutional Holder" means any bank, trust company,  savings
                  ----------------------
and loan association or other financial institution, any pension plan, any pension trust, any investment company, any insurance company, any broker or dealer, or any similar financial institution or entity, regardless of legal form.

                  "Person"  means  any  natural  person,  corporation,   limited
                  --------
liability company, trust, joint venture, association, company, partnership, governmental authority or other entity.

                  "Securities  Act" has the  meaning  specified  on the cover of
                  -----------------
this Warrant, or any similar Federal statute, and the rules and regulations of the Securities and Exchange Commission thereunder, all as the same shall be in effect at the time. Reference to a particular section of the Securities Act, shall include a reference to the comparable section, if any, of any such similar Federal statute.

                  "Transfer" has the meaning specified in Section 2.1
                  ----------

                  "Transferee" has the meaning specified in Section 2.2.
                  ------------

                  "Warrantholder" has the meaning specified on the cover of this
                  ---------------
Warrant.

                  "Warrant Shares" has the meaning specified on the cover of
                  ----------------
this Warrant.


     11. Miscellaneous.
         --------------

            11.1. Entire Agreement. This Warrant constitutes the entire
                  -----------------
agreement between the Company and the Warrantholder with respect to the Warrants.

            11.2. Binding  Effect;  Benefits.  This  Warrant  shall inure to the
                  ---------------------------
benefit of and shall be binding upon the Company and the Warrantholder and their respective successors and assigns. Nothing in this Warrant, expressed or implied, is intended to or shall confer on any person other than the Company and the Warrantholder, or their respective successors or assigns, any rights, remedies, obligations or liabilities under or by reason of this Warrant.

            11.3. Section and Other  Headings.  The  section and other  headings
                  ----------------------------
contained in this Warrant are for reference purposes only and shall not be deemed to be a part of this Warrant or to affect the meaning or interpretation of this Warrant.

            11.4. Notices.  All  notices  and other  communications  required or
                  --------
permitted hereunder shall be in writing and shall be delivered personally, telecopied or sent by certified, registered or express mail, postage prepaid. Any such notice shall be deemed given when so delivered personally, telecopied or sent by certified, registered or express mail, as follows:

                    (a)    if to the Company, addressed to:

                           CopyTele, Inc.
                           900 Walt Whitman Road
                           Huntington, New York 11746
                           Attn:    Chief Financial Officer

                    (b)    if to Warrantholder, addressed to:

                           Lewis H. Titterton
                           6 Autumn Lane
                           Saratoga Springs, NY  12866


Any party may by notice given in accordance with this Section 11.4 designate another address or person for receipt of notices hereunder.

            11.5. Severability.  Any term or provision of this Warrant  which is
                  -------------
invalid or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the terms and provisions of this Warrant or affecting the validity or enforceability of any of the terms or provisions of this Warrant in any other jurisdiction.

            11.6. Governing  Law.  This Warrant shall be deemed to be a contract
                  ---------------
made under the laws of the State of New York and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to such agreements made and to be performed entirely within such State.

            11.7. No Rights or Liabilities as Stockholder.  Nothing contained in
                  ----------------------------------------
this Warrant shall be determined as conferring upon the Warrantholder any rights as a stockholder of the Company or as imposing any liabilities on the Warrantholder to purchase any securities whether such liabilities are asserted by the Company or by creditors or stockholders of the Company or otherwise.

            11.8. Copy of Warrant.  A copy of this Warrant shall be filed among
                  ----------------
the records of the Company.

            11.9. Exercise of Remedies. In the event that the Company shall fail
                  ---------------------
to observe any provision contained in this Warrant, the holder hereof and/or any holder of the Common Stock issued hereunder, as the case may be, may enforce its rights hereunder by suit in equity, by action at law, or by any other appropriate proceedings in aid of the exercise of any power granted in this Warrant and, without limiting the foregoing, said holder shall be entitled to the entry of a decree for specific performance and to such other and further relief as such court may decree.


                                   *       *        *

         IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its duly authorized officer.

                                         COPYTELE, INC.


                                         By:     Denis A. Krusos
                                              ------------------
                                         Name: Denis A. Krusos
                                         Title: Chairman of the Board &
                                         Chief Executive Officer

Dated: April 30, 1999

EXHIBIT A

                                 EXERCISE FORM
                                  -------------

                              (To be executed upon exercise of this Warrant)

                  The undersigned hereby irrevocably elects to exercise the right, represented by this Warrant, to purchase _________ of the Warrant Shares and herewith tenders payment for such Warrant Shares to the order of CopyTele, Inc. in the amount of $________ in accordance with the terms of this Warrant. The undersigned requests (a) that a certificate for such Warrant Shares be registered in the name of the undersigned (b), if such shares shall not include all of the shares issuable as provided in such Warrant, that a new Warrant of like tenor and date for the balance of the shares issuable thereunder be issued to the undersigned and (c) that such certificates and Warrant, if any, be delivered to the undersigned's address below.

                  The undersigned represents that it is acquiring such Warrant Shares for its own account for investment and not with a view to or for sale in connection with any distribution thereof.


Dated:
      ----------

                            Signature
                                     -------------------------------------------



                                                 -------------------------------
                                                         (Print Name)


                                                 -------------------------------
                                                       (Street Address)


                                                 -------------------------------
                                                     (City) (State) (Zip Code)

Signed in the presence of:
                          ------------------------------