Form 10-Q
period 1999-07-31
COPYTELE INC
filed 1999-09-13
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    July 31, 1999

Commission file number     0-11254


                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              11-2622630
--------------------------------                           ---------------------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)


       900 Walt Whitman Road
       Huntington Station, NY                                       11746
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


                         Yes    X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock, par value
$.01 per share, outstanding as of September 10, 1999:        60,057,376   shares

                             TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of July 31, 1999 (Unaudited) and October 31, 1998

         Condensed Statements of Operations (Unaudited) for the nine months ended July 31, 1999 and July 31, 1998, and for the period from November 5, 1982 (Inception) through July 31, 1999

         Condensed Statements of Operations (Unaudited) for the three months ended July 31, 1999 and July 31, 1998

         Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through July 31, 1999

         Condensed Statements of Cash Flows (Unaudited) for the nine months ended July 31, 1999 and July 31, 1998, and for the period from November 5, 1982 (Inception) through July 31, 1999

         Condensed Statements of Cash Flows (Unaudited) for the three months ended July 31, 1999 and July 31, 1998

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

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.
        ---------------------

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                            CONDENSED BALANCE SHEETS
                            -------------------------

                                                                                (UNAUDITED)
                                                                                  July 31,          October 31,
                                           ASSETS                                  1999               1998
                                           ------                               -----------        -----------
CURRENT ASSETS:
  Cash (including cash equivalents and interest bearing accounts of
    $2,287,704 and $5,363,522, respectively)                                    $2,349,246         $5,406,017
  Marketable securities, at cost                                                   488,038               -
  Accrued interest receivable                                                        4,767              3,983
  Inventory                                                                      3,618,005          2,719,215
  Prepaid expenses and other current assets (including amounts due from
  Joint Venture of approximately $663,000 and $825,000, respectively)              744,699            904,656
                                                                                ------------       ------------
                      Total current assets                                       7,204,755          9,033,871

PROPERTY AND EQUIPMENT (net of accumulated depreciation
  and amortization of $1,559,131 and $1,351,778, respectively)                     599,036            766,106

INVESTMENT IN JOINT VENTURE (Note  2)                                              274,941            345,947

AMOUNTS DUE FROM JOINT VENTURE                                                   2,359,637          3,091,628

OTHER ASSETS                                                                       102,914             97,420

DEFERRED TAX BENEFITS (net of valuation allowance of
  $32,708,000 and $30,910,000, respectively)                                          -                  -
                                                                               ------------       ------------
                                                                               $10,541,283        $13,334,972
                                                                               ============       ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
  Accounts payable (including amounts due to Joint Venture of
    approximately $663,000 and $662,000, respectively)                          $1,319,285         $1,392,321
  Accrued liabilities                                                              272,916             81,738
                                                                                ------------       ------------
                       Total current liabilities                                 1,592,201          1,474,059

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share; authorized 500,000 shares;
    no shares outstanding                                                             -                  -
  Common stock, par value $.01 per share; authorized 240,000,000
   shares; outstanding 59,152,376 and 57,871,176  shares, respectively             591,524            578,712
  Additional paid-in capital                                                    54,971,178         52,977,110
  Accumulated (deficit) during development stage                               (46,613,620)       (41,694,909)
                                                                               ------------       ------------
                                                                                 8,949,082         11,860,913
                                                                               ------------      -------------
                                                                               $10,541,283        $13,334,972
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



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------

                                                                            For the nine months                  For the period from
                                                                              ended July 31,                       November 5, 1982
                                                              -----------------------------------------          (inception) through
                                                                     1999                     1998                   July 31, 1999
                                                              ------------------     ------------------         --------------------

SALES                                                             $    -                  $     -                     $    -
                                                              ------------------     ------------------         --------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, (including
  research and development expenses of approximately
  $2,203,000, $3,032,000 and $30,514,000, respectively)             4,909,332               5,530,414                  50,499,466
                                                              ------------------     ------------------         --------------------

LOSS FROM JOINT VENTURE                                               142,506                 301,546                   1,021,559
                                                              ------------------     ------------------         --------------------

INTEREST INCOME                                                       133,127                 394,954                   4,907,405
                                                              ------------------     ------------------         --------------------

NET (LOSS)                                                        ($4,918,711)            ($5,437,006)               ($46,613,620)
                                                              ==================     ==================         ====================

NET (LOSS) PER SHARE OF COMMON STOCK: Basic and Diluted                ($0.08)                 ($0.09)                     ($0.99)
                                                              ==================     ==================         ====================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: Basic and
  Diluted                                                          58,491,880              57,864,033                  47,177,199
                                                              ==================     ==================         ====================


The accompanying notes to condensed financial statements are an integral part of these statements.




                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------

                                                                           For the three months
                                                                              ended July 31,
                                                            ---------------------------------------------

                                                                      1999                       1998
                                                            --------------------     --------------------

SALES                                                             $     -                     $    -
                                                            --------------------     --------------------

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES, (including research and
  development expenses of approximately
  $724,000 and $926,000, respectively)                              1,897,197                1,697,141
                                                            --------------------     --------------------

LOSS FROM JOINT VENTURE                                                29,411                   94,165
                                                            --------------------     --------------------

INTEREST INCOME                                                        36,352                  106,187
                                                            --------------------     --------------------

NET (LOSS)                                                        ($1,890,256)             ($1,685,119)
                                                            ====================     ====================

NET (LOSS) PER SHARE OF COMMON
  STOCK: Basic and Diluted                                             ($0.03)                  ($0.03)
                                                            ====================     ====================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING: Basic and Diluted                                   59,085,633               57,869,654
                                                            ====================     ====================


The accompanying notes to condensed financial statements are an integral part of these statements.



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JULY 31, 1999 (UNAUDITED)
 ----------------------------------------------------------------------------------



                                                                                                    Additional        Accumulated
                                                                           Common Stock              Paid-in       (Deficit) During
                                                                        Shares     Par Value         Capital       Development Stage
                                                               --------------------------------  --------------   ------------------
BALANCE, November 5, 1982 (inception)                                      -       $    -         $     -            $      -
Sale of common stock, at par, to incorporators on November
  8,  1982                                                             1,470,000     14,700             -                   -
Sale of common stock, at $.10 per share, primarily to
  officers and employees from November 9, 1982 to November
  30, 1982                                                               390,000      3,900            35,100               -
Sale of common stock, at $2 per share, in private offering
  from  January 24, 1983 to March 28, 1983                               250,000      2,500           497,500               -
Sale of common stock, at $10 per share, in public offering on
  October 6, 1983, net of underwriting discounts of $1 per
  share                                                                  690,000      6,900         6,203,100               -
Sale of 60,000 warrants to representative of underwriters, at
  $.001 each, in conjunction with public offering                           -            -                 60               -
Costs incurred in conjunction with private and public
  offerings                                                                 -            -           (362,030)              -
Common stock issued, at $12 per share, upon exercise of
  57,200 warrants from February 5, 1985 to October 16, 1985,
  net of registration costs                                               57,200        572           630,845               -
Proceeds from sales of common stock by individuals from
  January 29, 1985 to October 4, 1985 under agreements with
  the Company,  net of costs incurred by the Company                        -            -            298,745               -
Restatement as of October 31, 1985 for three-for-one stock
  split                                                                5,714,400     57,144           (57,144)              -
Common stock issued, at $4 per share, upon exercise of 2,800
  warrants in December 1985                                                8,400         84            33,516               -
Sale of common stock, at market, to officers on January 9,
  1987 and April 22, 1987 and to members of their immediate
  families on July 28, 1987                                               67,350        674           861,726               -
Restatement as of July 31, 1987 for five-for-four stock split          2,161,735     21,617           (21,617)              -
Fractional share payments in conjunction with five-for-four
  stock split                                                               -            -             (1,345)              -
Sale of common stock, at market, to members of officers'
  immediate  families from September 10,1987 to December 4, 1990
  and to officers on October 29, 1987 and February 26, 1989              628,040      6,280         6,124,031               -
Sale of common stock, at market, to senior level
  personnel on February 26, 1989                                          29,850        299           499,689               -

                                                                                                                       Continued,



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JULY 31, 1999 (UNAUDITED)
 ----------------------------------------------------------------------------------


                                    Continued
                                    ---------

                                                                                                   Additional        Accumulated
                                                                           Common Stock              Paid-in       (Deficit) During
                                                                        Shares    Par Value          Capital       Development Stage
                                                                    -------------------------   ----------------  ------------------
Sale of common stock, at market, to unrelated party on
  February 26, 1989 amended on March 10, 1989                             35,820       358            599,627               -
Restatement as of January 31, 1991 for
  two-for-one stock split                                             11,502,795   115,028           (115,028)              -
Sale of common stock, at market, to members of officers'
  immediate families from April 26, 1991 to October 27, 1992             261,453     2,615          2,788,311               -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates from September 1993 through March 1996                           579,800     5,798          2,651,462               -
Common stock issued upon exercise of stock options
  from December 16, 1992 to June 12, 1996                              4,535,340    45,353         28,197,223               -
Restatement as of June 17, 1996 for two-for-one stock split           28,382,183   283,822           (283,822)              -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates in July and October, 1996, and March 1997                        206,610     2,066          1,062,167               -
Common stock issued upon purchase of equipment                            15,000       150             74,850               -
Common stock issued upon  exercise of stock  options from
  July 1996 to July 1999 under stock option plans, net
  of  registration costs                                              1,766,400    17,664          4,406,962                -
Sale of common stock, at market, to a related party and an
unrelated party on April 30, 1999                                        400,000     4,000            596,000               -
Stock options granted to consultants                                        -          -              251,250               -
Accumulated (deficit) during development stage                              -          -                  -          ( 46,613,620)
                                                                    ------------ ------------    --------------    ---------------
BALANCE, July 31, 1999                                                59,152,376  $591,524        $54,971,178        ($46,613,620)
                                                                    ============ ============    ==============    ===============


The accompanying notes to condensed financial statements are an integral part of this statement.


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------


                                                                               For the nine
                                                                               months ended                      For the period from
                                                                                 July 31,                          November 5, 1982
                                                               -------------------------------------------      (inception) through
                                                                      1999                   1998                   July 31, 1999
                                                               --------------------   --------------------    ----------------------
Payments to suppliers, employees and consultants                    ($4,533,039)          ($6,513,801)                 ($53,980,381)
Interest received                                                       132,343               410,654                     4,902,639
                                                               --------------------   --------------------    ----------------------
Net cash (used in) operating activities                              (4,400,696)           (6,103,147)                  (49,077,742)
                                                               --------------------   --------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
  equipment                                                             (41,767)             (105,805)                   (2,024,926)
Disbursements to acquire certificates of deposit
  and marketable securities                                            (488,038)             (972,469)                  (13,534,037)
Proceeds from maturities of investments                                    -                  970,808                    13,045,999
Investment made in Joint Venture                                        (71,500)                  -                      (1,296,500)
                                                               --------------------      -----------------     ---------------------
Net cash (used in) investing activities                                (601,305)             (107,466)                   (3,809,464)
                                                               --------------------      -----------------     ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants, net of
  underwriting discounts of $690,000 related to initial
  public offering in October 1983                                       600,000                  -                       18,247,369
Proceeds from exercise of stock options and warrants, net of
  registration disbursements                                          1,345,230                28,125                    37,053,713
Proceeds from sales of common stock by individuals under
   agreements with the Company, net of disbursements
   made by the Company                                                      -                     -                         298,745
Disbursements made in conjunction with sales of stock                       -                     -                        (362,030)
Fractional share payments in conjunction with stock split                   -                     -                          (1,345)
                                                               --------------------      -----------------       -------------------
Net cash provided by financing activities                             1,945,230                28,125                    55,236,452
                                                               --------------------      -----------------       -------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (3,056,771)           (6,182,488)                    2,349,246


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      5,406,017            12,329,171                         -
                                                               --------------------      -----------------       -------------------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                             $2,349,246            $6,146,683                    $2,349,246
                                                               ====================      =================      ===================
                                                                                                                          Continued




                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                    Continued
                                    ---------

                                                                          For the nine
                                                                          months ended                        For the period from
                                                                            July 31,                            November 5, 1982
                                                           --------------------------------------------       (inception) through
                                                                  1999                     1998                 July 31, 1999
                                                           -------------------      -------------------      ---------------------
RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
  OPERATING ACTIVITIES:
Net (loss)                                                     ($4,918,711)             ($5,437,006)              ($46,613,620)
Loss from Joint Venture                                            142,506                  301,546                  1,021,559
Stock option compensation to consultants                            61,650                  255,000                    251,250
Depreciation and amortization                                      207,353                  219,684                  1,574,789
Amortization of discount on marketable
   securities                                                         -                       9,729                       -
(Increase) decrease in accrued interest
   receivable                                                         (784)                   5,971                     (4,767)
(Increase) in inventory                                           (898,790)              (1,709,832)                (3,618,005)
Decrease (increase) in prepaid expenses and
  other current assets                                             159,957                    8,848                   (744,699)
Decrease (increase) in long term amount due from Joint
  Venture                                                          731,991                      -                   (2,359,637)
 (Increase) decrease in other assets                                (5,494)                  14,610                   (102,914)
Increase in accounts payable and accrued
  liabilities                                                      119,626                  228,303                  1,518,302
                                                           -------------------      -------------------      ---------------------
Net cash (used in) operating activities                        ($4,400,696)             ($6,103,147)              ($49,077,742)
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



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                                                                    For the three months
                                                                                        ended July 31,
                                                                 ------------------------------------------------------------

                                                                               1999                            1998
                                                                    ---------------------------     -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
  consultants                                                               ($1,803,893)                   ($1,914,301)
Interest received                                                                45,178                         91,007
                                                                    ---------------------------     -------------------------
Net cash (used in) operating activities                                      (1,758,715)                    (1,823,294)
                                                                    ---------------------------     -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and equipment                                (17,312)                       (15,477)
Proceeds from maturities of investments                                           1,406                           -
Investment made in Joint Venture                                                (71,500)                          -
                                                                    ---------------------------     -------------------------
Net cash (used in) investing activities                                         (87,406)                       (15,477)
                                                                    ---------------------------     -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and
  warrants, net of registration disbursements                                   453,630                         28,125
                                                                    ---------------------------     -------------------------
Net cash provided by financing activities                                       453,630                         28,125
                                                                    ---------------------------     -------------------------

NET (DECREASE)  IN CASH AND CASH
  EQUIVALENTS                                                                (1,392,491)                    (1,810,646)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                         3,741,737                      7,957,329
                                                                    ---------------------------     -------------------------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                                     $2,349,246                     $6,146,683
                                                                    ===========================     =========================

RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN) OPERATING
ACTIVITIES:
Net (loss)                                                                  ($1,890,256)                   ($1,685,119)
Loss from Joint Venture                                                          29,411                         94,165
Stock option compensation to consultants                                           -                            75,300
Depreciation and amortization                                                    67,911                         72,749
Decrease (increase) in accrued interest receivable                                8,826                         (1,636)
(Increase) in inventory                                                        (794,378)                    (1,102,208)
Amortization of discount on marketable
  securities                                                                       -                           (13,544)
(Increase) decrease in prepaid expenses and  other
  current assets                                                                (78,162)                       430,959
Decrease in long term amount due from Joint
  Venture                                                                       621,133                           -
Decrease in other assets                                                            -                              321
Increase in accounts payable and accrued liabilities                            276,800                        305,719
                                                                    ---------------------------     -------------------------
Net cash (used in) operating activities                                     ($1,758,715)                   ($1,823,294)
                                                                    ===========================     =========================

The accompanying notes to condensed financial statements are an integral part of these statements.


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                            JULY 31, 1999 (UNAUDITED)
                            -------------------------

(1)         Nature of business and other disclosures:
           -------------------------------------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise whose principal activities include the production and marketing of the USS-900, a hardware based peripheral digital encryption device; the SCS-700 which combines the USS-900 with MAGICOM(R) 2000, a telephone based multi-functional telecommunications product incorporating the Company's E-Paper(TM) Flat Panel Display technology to provide a secure telecommunication system; and the operations of Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "SCE"), the Company's 55% owned joint venture in Shanghai, China. The Company is also continuing its research and development activities for additional ultra-high resolution flat panel displays, including video and color displays, and coated particles which could potentially be used by manufacturers of toners and pigments.

The Company is producing and has commenced a marketing program for the USS-900, with technical assistance from Harris Corporation ("Harris"). This device utilizes Harris' digital cryptographic chip - the Citadel(TM) CCX - which is capable of providing high-grade information encryption. A limited number of USS-900 devices have been produced by the Company with the assistance of a U.S. based sub-contractor. SCE is supplying quantities of materials, sub-assemblies and accessories. Harris is supplying the Citadel(TM) CCX chip under a new three year agreement at a negotiated price based in part on sales of USS-900 with all units to contain the designation of "Secured by Harris".

The Company continues to produce additional limited quantities of modified MAGICOM(R) 2000 which are configured for the SCS-700 system. The Company has also developed, in conjunction with a Japanese company, a small portable printer called MAGIC PRINTER. The printer is being marketed by the Company for use with the SCS-700 or in conjunction with personal or laptop computers.

The Company plans to sell its USS-900, SCS-700 and MAGIC PRINTER products to end-users directly and through a distributor/dealer network. All of the critical elements of the earnings process for a product will be complete when a distributor/dealer sells the product to end-users. The Company has had no sales since its inception other than sales (which were not material) of limited quantities of the MAGICOM(R) 2000 and MAGIC PRINTER products to certain distributors. In late August 1999, the Company began initial shipment of limited quantities of its USS-900 product for sale to office equipment suppliers, dealer and end-users. Revenue will not be recorded on sales until the Company determines that the product(s) have been accepted by the end-users. There is no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate a profit or that other products will not be produced by other companies that will render the products of the Company and SCE obsolete. See "Safe Harbor Statement Under the Private Securities
Litigation Reform Act of 1995" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

         Realizability of Assets
         -----------------------

The Company's inventory of approximately $3,618,000 consists of USS-900, MAGICOM(R) 2000 units for the SCS-700 system, MAGIC PRINTER and parts. Management has recorded the Company's inventory at its current net realizable value, which is based upon the current anticipated selling price of the products. To date, shipments of the Company's products have been limited. There can be no assurance that the Company will not be required to further reduce the inventory carrying value of the modified MAGICOM(R) 2000 units for the SCS-700 system below its current value in the future, in order to accomplish certain business strategies.

In addition, amounts due from SCE totaled approximately $3,023,000 as of July 31, 1999. The advances to SCE have primarily funded the purchase of inventory components to manufacture the Company's MAGICOM(R) 2000. The ultimate realizability of amounts due from SCE are dependent, in part, on future sales of the Company's products. The Company's proportionate share of future losses in the Joint Venture will continue to reduce the carrying value of the investment in the Joint Venture until such amount is exhausted. If, after the Company fully writes off its investment, it makes any additional investments, such additional investments will be charged directly to the statement of operations.

The Company believes that the ultimate realizability of its current inventory of modified MAGICOM(R) 2000 units is dependent upon its salability/market acceptance through the SCS-700 system. Accordingly, if the SCS-700 does not result in measurable market acceptance, a full value or significant writedown of its present modified MAGICOM(R) 2000 inventory may be required and SCE's ability to repay the amount due the Company would be directly impaired, as both assets are inter-dependent (Note 2). The Company is continuing to evaluate the realizability of these assets on an ongoing basis and will make such adjustments, as necessary, to reflect estimated net realizable values based on current facts and circumstances.

         Basis of Presentation
         ---------------------

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information contained herein is for the nine and three month periods ended July 31, 1999 and 1998 and for the period from November 5, 1982 (inception) through July 31, 1999. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

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

             Amounts Due from Joint Venture
             ------------------------------

The amounts due from the Joint Venture of approximately $3,023,000 and $3,917,000, respectively, as of July 31, 1999 and 1998, represent parts inventory, such as the flat panel assembly components, purchased by the Company on behalf of SCE which are incorporated into the MAGICOM(R) 2000 product.

(2)          Joint Venture:
            ---------------

             Investment in Joint Venture
             ---------------------------

The Company has contributed to SCE $1,225,000 in cash, and technology that has been valued for purposes of the Joint Venture at $700,000. SCE does not reflect the $700,000 in technology as an asset or equity investment in the condensed financial statements presented below. The other parties have contributed cash aggregating $1,575,000. The Company advanced an additional $71,500 in cash to SCE as of July 31, 1999. The Company has reflected its investment in SCE under the equity method of accounting and will recognize losses in SCE to the extent of its cash investment. If future losses result in the write-off of the original cash investment, and the Company makes additional investments, such investments will be charged directly to the statement of operations.


         Condensed Financial Information
         -------------------------------

Condensed Balance Sheets for SCE at July 31, 1999 and October 31, 1998 and Condensed Statements of Operations for the nine month periods ended July 31, 1999 and 1998 are as follows:


                                            Condensed Balance Sheets
                                            -------------------------
                                                  (Unaudited)
                                                  -----------
                                                                                 July 31,               October 31,
                                                                                  1999                     1998
                                                                            -----------------       ------------------
          Cash                                                                 $   26,115              $   51,760
          Accounts receivable from CopyTele, Inc.                                 663,060                 661,592
          Inventory                                                             2,748,999               3,568,202
          Other current assets                                                     22,566                  68,581
          Land occupancy rights, net of amortization; fixed assets, net
          of depreciation; and other non-current  assets                        1,972,583               2,105,583
                                                                            -----------------        ---------------
                   Total Assets                                                $5,433,323              $6,455,718
                                                                            =================        ===============

          Short term loans                                                     $1,080,268              $  999,316
          Accounts payable and accrued liabilities                                316,296                 338,052
          Due to CopyTele, Inc.                                                 3,022,637               3,916,628
          Advances from CopyTele, Inc.                                             71,500                    -
          Capital                                                                 942,622               1,201,722
                                                                            -----------------       ------------------
                   Total Liabilities and Capital                               $5,433,323              $6,455,718
                                                                            =================       ==================

                    Condensed Statements of Operations
                    ----------------------------------
                             (Unaudited)
                             -----------                                             For the nine months ended
                                                                            ------------------------------------------
                                                                                 July 31,                July 31,
                                                                                   1999                    1998
                                                                            -----------------       ------------------

          Net Sales                                                            $     -                 $     -
          Operating (Loss)                                                       (201,203)               (513,365)
          Other Income (Expense)                                                  (57,897)                (34,901)
                                                                            -----------------       ------------------
                   Net (Loss)                                                  $ (259,100)             $ (548,266)
                                                                            =================       ==================

The short term loans bear interest at floating rates ranging from approximately 5.86% to 7.13% per annum at July 31, 1999. These loans will mature in November 1999, February 2000, and May 2000. Approximately $1,000,000 in loans are secured by a land-use contract and building owned by SCE.

The cumulative net (loss) incurred by SCE since its inception on April 10, 1995 is $(1,857,378).

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

Options granted to non-employee consultants are accounted for using the fair-value method required by SFAS No. 123. Compensation expense recognized in the nine months ended July 31, 1999 and July 31, 1998 was $61,650 and $255,000, respectively, and is included in general and administrative expenses for the periods.

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

         Item 2.  Management's Discussion and Analysis of Financial
                 --------------------------------------------------
                      Condition and Results of Operations.
                      ------------------------------------


         Safe Harbor Statement Under the Private Securities Litigation Reform
         ---------------------------------------------------------------------
         Act of 1995.
         ------------

Certain   statements  in  this   Quarterly   Report  on  Form  10-Q   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ability of the Company to successfully market its new digital encryption system called the USS-900 and its SCS-700 system consisting of the MAGICOM(R) 2000 telecommunications product as modified to include encryption based on the USS-900; the production capability required for the USS-900, the modified MAGICOM(R) 2000 and MAGIC PRINTER; the ability of the Company to reduce the cost of the modified MAGICOM(R) 2000 and the related printer; the ability of the Company to obtain additional financing; long-term product performance and the capability of the Company, SCE, its distributors and its dealers to adequately service the Company's products; the ability of distributors and dealers to market their contracted quantities of the Company's products in their respective territories; the ability of the Company and SCE to obtain all required  foreign  government  approvals;  the  volatility  of foreign  currency exchange rates; political and economic stability in targeted marketing territories; political and economic stability in China and Russia in which research, development or production activities are taking place on behalf of the Company; the ability of the Company to commercially develop and establish a market for its products under development; and the possible development of competitive products that could render the Company's products obsolete or unmarketable. See "Business" and Note 1 to the Company's Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 for discussions regarding uncertainties that may significantly affect the results of operations, future liquidity and capital resources.

         General
         -------

The Company, which is a development stage enterprise, was incorporated on November 5, 1982. The Company's principal activities include the development, production and marketing of USS-900, a hardware based peripheral digital encryption device; the SCS-700, which combines the USS-900 with MAGICOM(R) 2000 to provide a secure telephone based multi-functional telecommunications product incorporating the Company's E-Paper(TM) Flat Panel Display technology; and the operations of Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "SCE"), the Company's 55% owned joint venture in Shanghai, China. The Company is also continuing its research and development activities for additional ultra-high resolution flat panel displays, including video and color displays, and coated particles which could potentially be used by manufacturers of toners and pigments. There can be no assurance, however, that the Company's efforts in these areas will be successful. There is also no assurance that the Company will generate significant revenues in the future, will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render the products of the Company or SCE obsolete or unmarketable.

The Company is producing and has commenced a marketing program for the USS-900, a hardware based peripheral digital encryption system, with technical assistance from Harris Corporation ("Harris"). This device utilizes Harris' digital cryptographic chip - the Citadel(TM) CCX - which is capable of providing high-grade information encryption. A limited number of USS-900 devices have been produced by the Company with the assistance of a U.S. based sub-contractor. SCE is supplying quantities of materials, sub-assemblies and accessories. Harris is supplying the Citadel(TM) CCX chip under a new three year agreement at a negotiated price based in part on sales of USS-900 with all units to contain the designation of "Secured by Harris". The agreement provides that neither Harris nor the Company will participate with any other entity in the design, development or manufacture of a product functionally equivalent to the USS-900. This exclusivity is for the term of the agreement.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the Company's Condensed Financial Statements and the notes thereto.

         Results of Operations
         ---------------------

The Company plans to sell its USS-900, SCS-700 and MAGIC PRINTER products to end-users directly and through a distributor/dealer network. All of the critical elements of the earnings process for a product will be complete when a distributor/dealer sells the product to end users. The Company has had no sales since its inception other than sales (which were not material) of limited quantities of the MAGICOM(R) 2000 and MAGIC PRINTER products to its distributors. Beginning in late August, 1999, the Company began initial shipment of limited quantities of its USS-900 product for sale to office equipment suppliers, dealer and end-users. Revenue will not be recorded on sales until the Company determines that the product(s) have been accepted by the end-users.

Selling, general and administrative expenses, excluding the loss from SCE, for the nine month periods ended July 31, 1999 and 1998 decreased by approximately $621,000, to approximately $4,909,000 in the fiscal 1999 period from approximately $5,530,000 in the fiscal 1998 period. These amounts include research, development and tooling costs of approximately $2,203,000 and $3,032,000 for the fiscal 1999 and 1998 periods, respectively, as well as normal operating expenses. Selling, general and administrative expenses, excluding the loss from SCE, for the three month periods ended July 31, 1999 and 1998 increased by approximately $200,000, to approximately $1,897,000 in the fiscal 1999 period from approximately $1,697,000 in the fiscal 1998 period. Also included in these amounts are research, development and tooling costs of approximately $724,000 and $926,000 for the fiscal 1999 and 1998 periods, respectively, as well as normal operating expenses. From November 5, 1982 (inception) through July 31, 1999 selling, general and administrative expenses, excluding the loss from SCE, were approximately $50,499,000 including approximately $30,514,000 for research, development and tooling costs, as well as normal operating expenses.

The decreases in selling, general and administrative expenses, excluding the loss from SCE, of approximately $621,000 during the nine month fiscal 1999 period as compared to the same period in fiscal 1998 resulted primarily from decreases in expenditures for engineering supplies, marketing costs, professional fees, and research and development for video and color flat panel displays. The increases in selling, general and administrative expenses, excluding the loss from SCE, of approximately $200,000 during the three month fiscal 1999 period as compared to the same period in fiscal 1998 resulted primarily from charges to earnings to bring the valuation of inventory in line with current estimates and for obsolete, spare and scrap parts.

Engineering supplies decreased in the fiscal 1999 periods as compared to the fiscal 1998 periods primarily as a result of reduced purchases of components used to develop engineering changes to MAGICOM(R) 2000 in fiscal 1998. Engineering service costs increased in the fiscal 1999 periods as compared to the fiscal 1998 periods as a result of the USS-900 development effort. Marketing costs for the MAGICOM(R) 2000 decreased in the fiscal 1999 periods as compared to the fiscal 1998 periods as a result of the elimination of non-recurring costs associated with marketing start-up costs and reduced travel and entertainment costs. Professional fees were also lower in the fiscal 1999 periods as compared to the fiscal 1998 periods as a result of lower fees incurred for legal, accounting and patent related services. Research and development costs for flat panel displays decreased in the aggregate during the comparable periods principally as a result of lower costs incurred in connection with the development of the Company's solid state and optical video and color display. This decrease was offset somewhat by higher costs in the field emission (FED), vacuum fluorescent (VFD) and liquid crystal (LCD) flat panel displays programs under development. These costs vary over time depending on the phase of development of each product or technology.

Employee compensation and related costs increased in the fiscal 1999 periods over the fiscal 1998 periods as a result of the hiring of three additional sales and marketing employees and one additional paid engineering employee. Payroll taxes increased as a result of the additional compensation costs and employee stock option exercises. Other employee benefit programs increased commensurate with the additional employees as well as some rate increases for the fiscal 1999 periods. Rents also increased as a result of annual escalations in certain leases and the leasing of storage space. A charge to earnings was recorded in the nine and three month periods ending July 31, 1999 in order to bring the valuation of inventory in line with current estimates and for obsolete, spare and scrap parts. The Company also incurred a charge to earnings for interest expense relating to certain prior year tax payments. The Company's non-cash charge to earnings for stock based compensation to consultants mandated by SFAS No. 123 was lower in the fiscal 1999 periods as compared to the fiscal 1998 periods.

The Company's portion of SCE's loss for the nine month periods ended July 31, 1999 and 1998 decreased by approximately $159,000 to approximately $143,000 in the fiscal 1999 period from approximately $302,000 in the fiscal 1998 period. The Company's portion of SCE's loss for the three month periods ended July 31, 1999 and 1998 decreased by approximately $65,000 to approximately $29,000 in the fiscal 1999 period as compared to the prior year's period of approximately $94,000. The decrease in the losses was primarily the result of cost reductions, production efficiencies and limited production activity with respect to the MAGICOM(R) 2000. From April 10, 1995 (SCE's inception) through July 31, 1999 the Company's portion of SCE's losses were approximately $1,022,000.

SCE continues to produce additional limited quantities of modified MAGICOM(R) 2000 and panel assemblies while supplying the Company with materials, sub-assembles and accessories for the USS-900. The modified MAGICOM(R) 2000s are configured for the SCS-700 system. The Company's proportionate share of future losses in SCE will continue to reduce the carrying value of the Company's investment in SCE until such amount is exhausted. If, after the Company fully writes off its investment, it makes any additional investments, such additional investments will be charged directly to the statement of operations.

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

Interest income during the nine month periods ended July 31, 1999 and 1998 decreased by approximately $262,000 from approximately $395,000 during the fiscal 1998 period as compared to $133,000 during the fiscal 1999 period. There was also a decrease of approximately $70,000 in the three month comparable periods ended July 31, 1999 and 1998. The decreases resulted primarily from a decrease in average funds available for investment and slightly lower interest rates. Funds available for investment during the nine and three month periods ended July 31, 1999 and 1998, on a monthly weighted average basis, were approximately $4,000,000, $9,492,000, $3,194,000 and $7,621,000, respectively.
The investments selected by the Company are principally treasury bills, money market accounts and commercial paper.

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

The Company is in the final stages of determining its risks regarding the Year 2000 issue. The Company has begun to implement a plan to correct or establish contingencies for any Year 2000 problems it uncovered to date. However, the
Company cannot guarantee that its remediation efforts will prevent the occurrence of all Year 2000 problems.

The Company utilizes brand name personal computers and predominately off-the-shelf software to perform its daily functions. The assessment of the hardware indicates that the hardware is already Year 2000 compliant, and non-compliant system operating software will be compliant with the installation of readily available updates. The Company's financial software has already been upgraded to be Year 2000 compliant. The Company's MAGICOM(R) 2000 product is Year 2000 compliant. SCE has performed an assessment and will begin to implement a plan to correct deficiencies which do not appear to be material.

The Company has several material third party relationships primarily with financial institutions, utilities, and telecommunications companies. The Company is planning to take reasonable steps to verify the Year 2000 readiness of these companies. The Company is still in the process of contacting (although many have already replied) its key customers, suppliers and vendors regarding their state of readiness.

The cost of the assessment process and the cost expended to update some items has not been material to date. The Company believes that its total cost to test and correct any Year 2000 deficiencies will be in line with its annually budgeted expense for computerization and is estimating the cost not to exceed $20,000.

Failure by the Company to resolve a material Year 2000 issue could result in the interruption or failure of certain business activities or operations, and could materially adversely affect the financial condition, results of operations and cash flows of the Company. If an interruption or failure does occur, the extent of the Company's exposure would depend primarily upon the time it takes to remedy the problem. Based on the Company's current knowledge of its systems, operations and third party relationships, the Company does not anticipate that the Year 2000 issue will have a material adverse impact on the Company.

The Company is in the process of formulating a Year 2000 contingency plan in the event of possible interruptions in business operations. The first draft of the plan is completed and will be revised and updated as necessary. There can be no assurance, however, that the Company will be able to develop or implement a successful contingency plan addressing the Year 2000 issue or that such a plan will be economically feasible.

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

During the nine month period ended July 31, 1999, the Company received proceeds aggregating approximately $1,345,000 from the exercise of stock options under the 1993 Plan to purchase shares of its common stock and $600,000 from sales of its common stock in private placements. During the period from August 1, 1999 through September 10, 1999 the Company received additional proceeds aggregating approximately $7,500 from the exercise of stock options pursuant to the 1993 Plan and $900,000 from sales of its common stock in private placements. Working capital decreased by approximately $1,947,000 from approximately $7,560,000 at October 31, 1998 to approximately $5,613,000 at July 31, 1999 as a result of the loss incurred for the nine month period ended July 31, 1999 offset by the proceeds received in the same period.

The Company's operations used approximately $4,401,000 in cash during the nine month period ended July 31, 1999. The current working capital includes approximately $2,837,000 of cash and marketable securities, and approximately $929,000 (net of approximately $663,000 due to SCE) of accounts payable and accrued liabilities. The Company believes that these net cash resources will be sufficient to continue its operations, as presently being conducted and without taking into consideration potential revenue from sales, into the second quarter of fiscal 2000 after giving effect to anticipated reductions in SCE's requirements for components purchases, which amounted to $1,275,000 during fiscal 1998, and reductions in administrative and support personnel, if necessary, and the cash proceeds from the sales of its common stock in September 1999.

The Company advanced an additional $105,500 in cash to SCE to date in 1999 for the purpose of having SCE continue the production of a limited number of modified MAGICOM(R) 2000 units for the SCS-700 system and panel assemblies. The Company, at its option, may elect to have these advances increase its ownership percentage in SCE or have the amount satisfy a portion of its accounts payable to SCE. Additionally, the Company has reacquired from SCE a portion of its MAGICOM(R) 2000 inventory of parts for the purpose of minimizing Chinese import duty and value added taxes. The account receivable due from SCE was reduced by the value of the inventory. The parts inventory will be made available to SCE in the future based on SCE's production requirements.

Management has recorded the Company's inventory at its current net realizable value, which is based upon the current anticipated selling price of the Company's MAGICOM(R) 2000 as modified for the SCS-700 system. To date, shipments of the Company's MAGICOM(R) 2000 product have been limited. The Company believes that the ultimate realizabilty of its current inventory of modified MAGICOM(R) 2000 units is dependent upon its salability/market acceptance through the SCS-700 system. Accordingly, if the SCS-700 does not result in measurable market acceptance, a full value or significant writedown of its presently modified MAGICOM(R) 2000 inventory may be required and SCE's ability to repay the amount due the Company which totaled approximately $3,023,000 as of July 31, 1999, would be directly impaired. The advances to SCE have primarily funded the purchase of inventory components to manufacture the Company's MAGICOM(R) 2000. The Company will continue to evaluate the realizabilty of these assets on an ongoing basis and will make such adjustments, as necessary, to reflect estimated net realizable values based on current facts and circumstances.

The Company is seeking to improve its liquidity through the sale of products, the collection of amounts due from SCE, and through possible sales of its common stock, each as more fully described below.

In an effort to generate sales, the Company has commenced marketing the USS-900 to major U.S. office equipment distributors and government agencies. The Company also has commenced marketing the SCS-700 system utilizing the MAGICOM(R) 2000, as modified to function as a secure communication system, to government agencies and units of the armed forces. The Company is hopeful, although there is no assurance, that by marketing the USS-900 encryption device and the modified MAGICOM(R) 2000 SCS-700 system sales will be generated.

The amounts due from SCE are primarily costs related to the purchase by SCE of components for use in MAGICOM(R) 2000 units. It is expected, although there can be no assurance, that SCE will pay the Company during the current and succeeding year through the sales of units and financing from banks. SCE repaid the Company approximately $226,000 in the nine months ended July 31, 1999. As of July 31, 1999, the Company owed SCE approximately $663,000 which when paid could be used by SCE to repay the Company. Sales of units by SCE to the Company may result in an increase in the Company's inventory before the units are then sold by the Company in the ordinary course of its business.

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

NASDAQ-NMS also requires that an issuer maintain a minimum bid price of $1.00 for continued listing. If at any time the bid price for an issuer's common stock falls below $1.00 per share for a period of thirty consecutive business days, NASDAQ-NMS has the right to delist the stock if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. If the Company's stock were delisted, the delisting could potentially have an adverse affect on the price of the Company's common stock and could adversely affect the liquidity of the shares held by the Company's stockholders.

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

SCE required an initial aggregate capital investment of $3,500,000 from the parties to the joint venture. The Joint Venture Agreement contemplates an additional $3,500,000 of funding which may be borrowed from banks, of which $1,080,000 has been borrowed to date. Short-term loans aggregating the $1,080,000 are from a Chinese bank, secured by the building and a land-use contract with the Land Administration Bureau of Shanghai County, and from one of the Chinese parties. The Company has contributed $1,225,000 in cash, and technology valued for the purposes of SCE at $700,000, and the Chinese parties contributed $1,575,000 in cash to SCE. SCE may require additional capitalization depending upon the nature and extent of its business activities. To date in 1999, the Company advanced an additional $105,500 in cash to SCE. There can be no assurance that adequate funds will be available to SCE, including any future capital contributions, if any, beyond its initial capital contributions or that, if available, SCE will be able to obtain such funds on favorable terms and conditions.

                 PART II  OTHER INFORMATION
                 --------------------------

         Item 4. Submission of Matters to a Vote of Security Holders.
                 -----------------------------------------------------

At the Company's Annual Meeting of Shareholders held on July 28, 1999, six directors were elected and the selection of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending October 31, 1999 was ratified. The following is a tabulation of the voting with respect to the foregoing matters:


(a)        Election of Directors -

                  Nominee                   For                        Withheld

                  Denis A. Krusos           50,533,657                 1,380,970
                  Frank J. DiSanto          50,533,907                 1,380,720
                  John R. Shonnard          50,533,657                 1,380,970
                  George P. Larounis        50,533,907                 1,380,720
                  Gerald J. Bentivegna      50,533,907                 1,380,720
                  Lewis H. Titterton        50,533,907                 1,380,720

On August 18,1999, Mr. John R. Shonnard, a Director of the Company since 1988, retired from the Board for health reasons.

(b) Ratification of selection of Arthur Andersen LLP as Independent Auditors for the Fiscal Year Ending October 31, 1999:

                    For                  Against             Abstain

                    50,514,194           1,322,331           78,102

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

                  (a)      Exhibits

                           27 - Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           The Company filed a Report on Form 8-K, dated July 28, 1999, which included a press release with respect to the Business Agreement between CopyTele, Inc. and Harris RF Communications, together with a copy of the agreement.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CopyTele, Inc.



                                 By:/s/ DENIS A. KRUSOS
                                 ----------------------
                                 Denis A. Krusos
                                 Chairman of the Board,
                                 Chief Executive Officer
                                 and Director (Principal
September 13, 1999               Executive Officer)

                                 By:/s/  FRANK J. DISANTO
                                 -------------------------
                                 Frank J. DiSanto
September 13, 1999               President and Director

                                 By:/s/  GERALD J. BENTIVEGNA
                                 -----------------------------
                                 Gerald J. Bentivegna
                                 Vice President - Finance,
                                 Chief Financial Officer and
                                 Director (Principal Financial
September 13, 1999               and Accounting Officer)