Form 10-K
period 1999-10-31
COPYTELE INC
filed 2000-01-28
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 1999

                                       or

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

                              900 Walt Whitman Road
                               Melville, NY 11747
                                 (631) 549-5900
--------------------------------------------------------------------------------
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
      Title of Each Class                   on Which Registered
--------------------------------------------------------------------------------
           NONE                                    NONE

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

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of January 21, 2000, computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on such date ($1.13): $61,406,422.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

On January 21, 2000, the registrant had outstanding 60,927,376 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

================================================================================

                                     PART I
                                     ------

Item 1. Business
        --------

Forward-Looking Statements
--------------------------

Information   included  in  this   Annual   Report  on  Form  10-K  may  contain
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes", "expects", "intends", "plans", "anticipates", "likely", "will", and similar expressions to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under the heading "General Risks and Uncertainties" below. Except as required by law, we undertake no obligation to update forward-looking statements made in this Annual Report on Form 10-K or otherwise.

Overview
--------

CopyTele, Inc. is a development stage enterprise. Our principal activities include the development, production and marketing of multi-functional encryption products, under the Cryptele(TM) brand name, which provide high-grade information security for domestic and international users over virtually any communications media. The first encryption products we have produced under this product line are the USS-900 (Universal Secure System) and the SCS-700 (Secure Communication System). The USS-900 is a hardware based peripheral digital encryption system which incorporates the Harris Corporation encryption digital cryptographic chip-- the Citadel(TM) CCX - to provide high-grade information encryption. The SCS-700 combines the USS-900 with a modified version of the Magicom(R) 2000, our first developed product, to provide a secure telephone based multi-functional telecommunications system incorporating our E-Paper(TM) flat panel display technology.

We are also continuing our research and development activities for additional encryption products and other flat panel displays in addition to our patented, compact, ultra-high resolution, charged particle, E-Paper(TM) flat panel display technology. The additional flat panel display technologies include simplified E-Paper(TM) and thin film designs suitable for low-cost plastic displays using printing techniques and field emission displays. We are also continuing our efforts to develop coated particles derived from our E-Paper(TM) flat panel display technology. If developed, these coated particles could potentially be used by manufacturers of toners and pigments.

We initially formed Shanghai CopyTele Electronics Co., Ltd., our 55% owned joint venture in Shanghai, China, in 1995 to produce and market Magicom(R) 2000 and to supply it to us for sale outside of China. Shanghai CopyTele currently supplies a portion of the electronic components, sub-assemblies and accessories for use in the USS-900 and also produces the modified Magicom(R) 2000 units used in the SCS-700.

We were incorporated on November 5, 1982 under the laws of the State of Delaware. Our principal executive offices are located at 900 Walt Whitman Road, Melville, New York 11747 and our telephone number is 631-549-5900.

General Risks and Uncertainties
-------------------------------

We have had limited sales to dealers, distributors and other customers to support our operations since our inception. We have expended approximately $31 million for research and development since our inception. We have had net losses and negative cash flow from operations in each year of our business since inception and we may continue to incur substantial losses and experience substantial negative cash flows from operations. See Notes 1 and 2 to our Financial Statements.

Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our cash resources, including cash received from November 1, 1999 to January 27, 2000, will be sufficient until at least the end of fiscal 2000. We anticipate that, thereafter, we may continue to require additional funds to continue our marketing, research and development activities, if cash generated from operations is insufficient to satisfy our liquidity requirements. We may seek to sell debt or equity securities or to obtain a line of credit, if needed. In addition, we may need to raise additional equity financing to satisfy an NASD requirement that we have a minimum of $4 million of net tangible assets to maintain our Nasdaq National Market listing. The NASD also requires that we maintain a minimum bid price of at least $1.00 per share in order to continue our listing. If our stock were delisted, the delisting could potentially have an adverse affect on the market price of our common stock and the liquidity of our shares. We cannot give you any assurance that additional financing, if needed, will be available to us or that, if available, we will be able to obtain additional financing on favorable terms and conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Our encryption products are only in their initial stages of production and marketing. The success and profitability of these products will depend upon many factors, many of which are beyond our control, including:

o our ability to successfully market the USS-900 and SCS-700;

o our continuing ability to purchase the Citadel(TM)CCX encryption chip from Harris for use in the USS-900;

o our production capabilities and those of our suppliers as required for the production of the USS-900, and the modified Magicom(R)2000 for the SCS-700;

o long-term  product   performance  and  the  capability  of  our  dealers  and
  distributors to adequately service our products;

o our ability to maintain an acceptable pricing level to end-users for our products;

o the ability of suppliers to meet our requirements and schedule;

o our ability to obtain adequate supplies of substrates for the SCS-700;

o our ability to successfully develop our new products under development, particularly our new encryption products;

o rapidly changing consumer preferences; and

o the possible development of competitive products that could render our products obsolete or unmarketable.

Consequently, we cannot give you any assurance that we will generate sufficient revenues to support our operations in the future or that we will have sufficient revenues to generate profits.

Our Chief Executive Officer, Denis A. Krusos, and our President, Frank J. DiSanto, founded CopyTele in 1982 and are engaged in the management and operations of our business and that of Shanghai CopyTele, including all aspects of the development, production and marketing of our products and our flat panel display technology. Messrs. Krusos and DiSanto, and our other senior executives, are important to our future business and financial arrangements and the loss of the services of any such persons may have a material adverse effect on our business prospects.

Products
--------

         Encryption Products
         -------------------

The USS-900 and the SCS-700 are our first encryption products in the market place under the Cryptele(TM) brand name. The following is a brief description of each product.

         USS-900
         -------

The USS-900 is a hardware based peripheral digital encryption system which incorporates the Harris digital cryptographic chip - the Citadel(TM) CCX - to provide high-grade information encryption. We developed and are currently producing the USS-900 in cooperation with Harris under a three-year agreement entered into in July 1999. Under the terms of this agreement, we are responsible for the production, development, manufacturing and marketing of the USS-900, and Harris has agreed to sell us the Citadel(TM) CXX encryption chip at a negotiated price, based in part on sales of the USS-900. Harris also has agreed that all USS-900 units may be marked or labeled with the designation "Secured by Harris". In addition, the agreement provides that, for the term of the agreement, neither Harris nor CopyTele will participate with any other entity in the design, development or manufacture of a product functionally equivalent to the USS-900 unless agreed upon by both parties.

The encryption technology of the USS-900 encodes information through a complex mathematical formula called an algorithm. The algorithm requires a secret "key" to both encrypt and decrypt information. Only the secret key used to encrypt the information can be used to decrypt the information. The product automatically generates new secret keys electronically with each call. The USS-900 easily interfaces with telephones, fax machines or computers to encrypt information communicated over ordinary telephone lines or via the internet. A USS-900 is required at both the sending and receiving end when communicating encrypted information over any communications media.

The USS-900 is a compact device that is 6" deep x 4.38" wide x 1.38" high and weighs approximately 9 ounces. The three major components of the unit are the Citadel(TM) CXX encryption chip, a digital signal processor and modems enclosed in a plastic case. The unit is portable, has low power consumption and has UL, FCC and export approvals. The most significant features of this product include the following:

o Secure E-mail Attachments - encrypts any computer file to be utilized as an e-mail attachment which can be sent over the Internet or an ordinary telephone line.

o Secure Voice Communication - interfaces with any analog telephone allowing easy encryption of voice communication.

o Secure Fax Communication - interfaces with any fax machine attended or unattended, ensuring cryptographic communication of information.

o Secure Point-to-Point File Transfers - interfaces with a computer ensuring cryptographic communication of information between computers.

o File Storage - interfaces with any computer, with the utilization of a provided CD ROM, to encrypt and decrypt computer files with the use of a single USS-900. The encrypted files can be stored on the computer, on networks or on the Internet.

o Secure Simultaneous Voice and Data Communication (SVD) - interfaces with a telephone and computer to allow secure simultaneous voice communication and point-to-point file transfer over ordinary telephone lines.

o Secure Voice Teleconferencing - interfaces with multiple telephone lines to provide multi-persons encrypted communications over ordinary telephone lines.

o Secure Multi-Capability - interfaces with telephones, fax machines and computers to perform secure and encrypted voice, fax and point-to-point data communication all on the same phone call.

o Tonal and Pulse Dialing - interfaces with telephones and fax machines that have either tonal or pulse dialing systems to provide voice or fax communications.

                  SCS-700
                  -------

The SCS-700 is a system that contains a modified version of the Magicom(R) 2000 and the USS-900. The Magicom(R) 2000 now contains additional hardware and software that enable it to interface with the USS-900 and, as a result, operate as a secure communication system known as the SCS-700. The modified Magicom(R) 2000 unit incorporates our E-Paper(TM) flat panel display technology (see "E-PaperTM Flat Panel Display") making the SCS-700 a multi-functional screen based secured communication system that can provide various functions, including the following:

o        communicate by e-mail over the Internet;

o provide all functions over a single telephone line, including simultaneous voice and electronic handwriting and editing of documents;

o        input and retrieve documents to and from a computer's storage;

o        edit and transmit received documents;

o        send and receive full page paperless faxes;

o        rapidly scan documents, pictures and drawings into a computer;

o        send and receive handwritten information; and

o        encrypted communications.

The SCS-700 is compatible with and can send information to fax machines and computers. In addition, it can interface with any printer, including our Magic Printer, to print received information. The SCS-700, with the USS-900 as a component, is able to provide high-grade information security for all SCS-700 functions, including the ability to secure voice, fax, data and simultaneous voice and handwriting communications.

The high resolution of our E-Paper(TM) flat panel display has enabled us to produce a compact, lightweight product (approximately 8 pounds when used in conjunction with the USS-900 unit) capable of displaying a full page of information, which is considerably smaller than conventional lower resolution displays would allow. The product size is suitable for office and home use.

         Magic Printer
         -------------

We developed, in conjunction with a Japanese supplier, a small portable printer called Magic Printer. Our sales of Magic Printer to date have been minimal. As of October 31, 1999, we had approximately 2,200 printers in inventory which are being marketed as an optional accessory for the SCS-700 where desk space is at a premium or for use with personal, notebook, or laptop computers. We will determine in the future whether to continue with the Japanese supplier or seek other sources.

         New Products Under Development
         ------------------------------

                  Encryption Products
                  -------------------

We are in the process of developing three new high-speed hardware based encryption devices that can be inserted into personal computers or cellular phones. One device is a PCMIA-Card (Personal Computer Memory Card International Association) for the mobile laptop market. The other is a PCI-Card (Peripheral Component Interconnect) for the desktop market. Each of these devices would bring very high-speed and high grade secure hardware encryption to their intended products. As for the third device, we have commenced the design process for an attachment for cellular phones that would encrypt voice and data information. We have completed the hardware design of the PCMIA-Card and PCI-Card products and are now developing the software. If we can successfully develop all three of these products, they could be used to encrypt all types of computer data including files stored on computer networks and cellular voice and data. These products also could be used in a wide range of applications including business, personal and financial security.

                  Coated Particles
                  ----------------

During 1999, using the coated particles technology that we developed for the fluid contained in the E-Paper(TM) flat panel display, we continued our efforts to develop coated particles that could be used in pigments and toners for printers and copiers. These particles would have a very narrow range of size as compared to those currently available in printers and copiers. We believe this enhancement would result in better resolution, less color degradation with time, and more consistent response to an applied electric field than is presently available in commercial products. In addition, we anticipate that the coated particles fabrication process will be simplified and will not require mechanical procedures of grinding and extensive sieving. We are investigating the possibility of licensing this technology or forming joint arrangements with companies that produce pigments and toners.

Flat Panel Display Technology
-----------------------------

During 1999, we continued to produce our E-Paper(TM) flat panel display and to pursue our efforts to develop new technologies for color and video flat panel displays.

                  E-Paper(TM) Flat Panel Display
                  ------------------------------

The E-Paper(TM) flat panel display incorporated in the SCS-700 posesses a combination of features that are not presently available in other display screens. These features include:

o  ultra-high resolution;

o compatibility with fax terminals -- 200 lines per inch in the horizontal and vertical directions with up to a full page of information with real-time display;

o a minimal amount of inactive space between pixels or picture elements allowing the image to appear smoother;

o image retention without refreshing which has eliminated the need for image repetition with resulting flicker and operator fatigue;

o  approximately 180 degree viewing angle;

o  low power consumption for writing; and

o  image retention with minimal power consumption.

Our 7.8 inch diagonal flat panel is one of the principal features of the SCS-700 product. This flat panel has 1,280 lines by 896 lines with a resolution of 200 lines per inch in both directions containing approxmately 1,150,000 pixels, and has an image area of approximately 6.4 x 4.5 inches.

Included as an integral part of our E-Paper(TM) flat panel display is a plastic tip pen and touch writing screen. Due to the ultra-high resolution of the display, any language may be clearly written with the use of the plastic tip pen. The E-Paper(TM) flat panel display also incorporates an integrated front illumination system. This system provides viewing of the flat panel from nighttime to sunlight ambient light conditions. By incorporating these capabilities, our E-Paper(TM) flat panel display provides clear and comfortable viewing, from any angle, of pictures, text in any language, and graphics.

We have in inventory a sufficient quantity of flat panel glass substrates and displays to meet our current marketing requirements. We are in the process of developing a simplified and, hopefully, lower cost version of this display which would incorporate a simpler and unique display structure. If successfully developed, we could use this lower cost display in future simplified versions of the SCS-700. We have produced feasibility models of this simpler display. This display would have the capability of independently controlling pixels to create images. The technology could possibly be suitable for production using printing processes and plastic instead of the glass substrates we currently use in the display. We cannot give you any assurance, however, that we will be able to develop a commercially marketable display of this type. If we cannot, we will have to find another supplier of flat panel glass substrates once our current supply is exhausted, or incorporate the FED technology into an updated version of the SCS-700. We cannot give you any assurance, however, that we will be able to obtain an adequate supply of these substrates or successfully incorporate the FED technology.

         Color and Video Flat Panels
         ---------------------------

                  Thin Film Video Color Display (Field Emission Display)
                  ------------------------------------------------------

During 1999, we continued our relationship with Volga Svet, Limited, a Russian display company, for the development of an ultra-high resolution thin film color and video emissive flat panel display called "FED" (field emission display). We have been working with Volga during the past year towards developing the engineering prototype models of the FED. Approximately 600 FED display substrates were produced by Volga in connection with the prototype development effort. We visited the Volga research facilities to evaluate and assist Volga with the design and performance of the display. Prototype models displaying multi-color phosphors and matrix configurations were produced to demonstrate the feasibility of this technology. We are continuing to work with Volga in the areas of reliability and reproducibility of the display. This includes performing life and uniformity tests of the display. We expect to continue the development effort during the first quarter of the year 2000 to optimize the operating performance required for manufacturing purposes. If we are able to successfully develop the FED it would utilize a new film-edge, low voltage and a single substrate technology to generate an ultra-high resolution of 230 lines per inch in both the vertical and horizontal direction, or a resolution of more than 50,000 pixels per square inch. This display, which would be only approximately one-third of an inch thick, would provide a full color and video display with almost hemispherical viewing angle, and would be suitable for television, computer and telecommunications devices. We believe that because of its simplified design, if we can successfully develop the display we would be able to produce it using standard semi-conductor fabrication production equipment which, in turn, could potentially result in lower costs to end-users.

                  Solid State and Optical Display
                  -------------------------------

During 1999, we continued our efforts to develop solid state and optical video and color capability pursuant to development arrangements with a network of U.S. companies and U.S. universities, including The Center for Advanced Thin Film Technology at the State University of New York at Albany. In connection with these efforts, we produced a variety of arrays of static Mems (micro electromechanical systems) pixels to be used in our display. We also developed a thin film modulator in conjunction with the arrays of static Mems pixels necessary to create high resolution images. The optical modulator viewing surface contains a compound of vanadium which changes its contrast at extremely high speeds when it is electronically energized. As a result, field sequential operation, that is, scanning one primary color at a time, is possible thereby providing higher definition video and color displays on a single silicon substrate. The present pixel array, on a four inch silicon wafer, is 216 lines per inch in both the horizontal and vertical directions, or more than 46,000 pixels per square inch. We plan to continue our development efforts to optimize the fabrication process of the Mems pixel technology in order to select the most reliable pixel and display sizes for the panel. In addition, we have been developing a simplified version of the technology that could be used to display information on signage. We may be able to use this simplified version for printing on plastic substrates. As a result, this display could operate over wide temperature ranges which would make it suitable for both indoor and outdoor applications. We recently demonstrated the feasibility of constructing such a display on a plastic substrate, and we are continuing our development efforts to further refine this technology.

Joint Venture
-------------

We formed  Shanghai  CopyTele  on April 10,  1995  pursuant  to a Joint  Venture
Agreement dated March 28, 1995 between CopyTele and Shanghai Electronic Components Corp. Shanghai CopyTele is a limited liability company in Shanghai, China having a duration of 20 years. See Note 3 to our Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Shanghai CopyTele produces the modified Magicom(R) 2000 used in the SCS-700 and supplies us with certain components for the USS-900. Shanghai CopyTele is subject to the rules and regulations of China's legal and economic system as well as its political and economic environment. Although China currently is encouraging a favorable business environment with foreign businesses operating in China, we cannot give you any assurance that rules or regulations will not be put into effect in the future that could diminish or eliminate our ability to produce our product in China or successfully participate in the operations of Shanghai CopyTele.

Production
----------

We initially produced a limited number of USS-900 units which we used for test marketing purposes in the United States and at trade shows. Thereafter, several U.S. based sub-contractors produced additional USS-900 units, some of which we have used to obtain a larger test marketing evaluation and to satisfy initial purchase orders. After we produced the first 400 units, we started using a U.S. based electronic production contractor to produce the USS-900. Shanghai CopyTele supplied portions of the required electronic components, sub-assemblies and accessories for all these units. As of January 21, 2000, we have produced approximately 900 units with approximately 1,000 units in process.

The USS-900 consists of a printed circuit board populated with electrical components and connectors enclosed in a plastic case. The unit contains three main components: the Citadel(TM) CCX encryption chip, a digital signal processor, and modems. The contractor sources all of the components of the unit, with the exception of the Citadel(TM) CCX encryption chip supplied by Harris. Thus far, Shanghai CopyTele has supplied the contractor with a portion of the electronic components, sub-assemblies and accessories for the unit. The contractor will now begin sourcing these components as well. Given normal lead times, we anticipate a readily available supply of all components for the USS-900.

The contractor produces and tests the complete circuit board for the USS-900. We are continuing to perform final assembly and functionality testing of all units prior to shipment to our distributors and customers. We are currently negotiating with the contractor to have it completely assemble and test the units and ship them directly to our distributors and customers. We cannot give you any assurance, however, that we will reach a mutually acceptable arrangement with this contractor.

The SCS-700 contains a modified version of the Magicom(R) 2000. The modified unit has additional hardware and software that enables it to interface with the USS-900 and thereby operate as a secure communication system known as the SCS-700. Shanghai CopyTele produces the modified Magicom(R) 2000 for the SCS-700 system. We then combine the modified Magicom(R) 2000 with the USS-900 to produce the SCS-700. Shanghai CopyTele is also producing additional E-Paper(TM) flat panel displays for use in the production of SCS-700s and for spare parts purposes.

During 1999, Shanghai CopyTele produced or modified approximately 600 Magicom(R) 2000 units, for use in SCS-700s. In addition, we modified a portion of our inventory of Magicom(R) 2000 units so that as of December 31, 1999, we had a sufficient quantity of modified Magicom(R) 2000 units in inventory to meet current demand.

Marketing
---------

         USS-900 and SCS-700
         -------------------

Based on input we received regarding our Magicom(R) 2000 unit, during 1999 we revised our marketing strategy to concentrate on developing a universal multi-functional peripheral encryption unit (USS-900) and modifying the
Magicom(R) 2000 to interface with the USS-900 and thereby become a multi-functional encryption system (SCS-700). As a result, we are now focusing our marketing efforts on selling our products to selected distributors and dealers who have marketing capabilities in the encryption field. Our sales and marketing office, which consists of a marketing team of 10 sales personnel and independent sales representatives, is implementing this marketing strategy. As a result of our efforts, as of January 21, 2000, two large office equipment suppliers and fifteen distributors and dealers specializing in the encryption field have begun marketing the USS-900. We are marketing the SCS-700 directly, and through several of our dealers, mainly to U.S. and foreign government agencies. We do not have long-term agreements with any of our suppliers, distributors and dealers, other than Harris. Most of our suppliers, distributors and dealers, however, have purchased limited quantities of units under purchase orders mainly for the purpose of evaluating the product and selling it to their customers. The marketing of our products began after the completion of the test marketing phase and the products were launched in late September 1999 at the American Society of Industrial Security trade show.

We provide marketing, service training and technical support to all of our distributors and dealers. During 1999, we, along with our distributors and dealers, demonstrated our encryption products in approximately 13 trade shows. In addition, we demonstrated our products directly to customers of our distributors and dealers to initially measure the products' performance and marketability, and to solicit customers and additional dealers and distributors to further expand our marketing capability.

As part of our effort to launch the USS-900, during 1999 we also retained Fitzgerald Communications, Inc. of Orlando, Florida as our advertising and media agency. Fitzgerald Communications deals with high-technology accounts engaged in business-to-business and business-to-government commerce. Fitzgerald
Communications:

o has produced the advertising literature for the Cryptele(TM)brand name;

o is preparing advertising to be placed during the next year in appropriate trade publications; and

o is preparing a campaign to promote us as an encryption product supplier in the trade and financial markets.

Fitzgerald Communications also will provide us with support for trade shows scheduled for the year 2000.

Competition
-----------

The USS-900 and SCS-700 are subject to intense competition that exists in the encryption and telecommunications industries. Although successful product and systems development is not necessarily dependent on substantial financial resources, most of our competitors are larger and possess financial resources significantly greater than ours.

There are several other companies that sell hardware and/or software encryption products. We believe, however, that the features included in our USS-900 and the size of the unit distinguish it from the products being sold by these companies.

We believe that the modified Magicom(R) 2000 used in the SCS-700 is a unique product in that it incorporates features of many different products on the market, such as computers, telephones and fax machines. Other products currently available on the market do not combine all the features found in the Magicom(R) 2000 with a high resolution flat panel display. We believe that it is the E-PaperTM flat panel display, with its high resolution and associated features, together with the encryption capability provided by the USS-900 that will distinguish the SCS-700 from other comparable products in the marketplace.

We cannot give you any assurances that products or systems comparable or superior to the USS-900 or the SCS-700 will not be developed which would render the USS-900, the SCS-700 or other products developed by us in the future difficult to market or otherwise obsolete.

Patents
-------

We have received approximately 204 patents, including those from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2017. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. These patents are related to the design, structure and method of construction of the E-PaperTM flat panel display, methods of operating the display, particle generation, applications using the E-PaperTM flat panel display, and for our solid state and thin film video and flat panel display.

We have also filed or are planning to file patent applications for our solid state and optical and thin film video color flat panel display technologies, currently under development, for our coated particles, for our USS-900 technology and for our simplified E-PaperTM Flat Panel Display.

We have licensed a number of our patents covering the E-PaperTM flat panel display (but excluding our manufacturing technology) to Shanghai CopyTele on an exclusive basis in China.

We cannot assure you that patents will be issued for any of our pending applications. In addition, we cannot assure you that any patents held or obtained will protect us against competitors either with or without litigation. We are not aware that either the USS-900 or the SCS-700 are infringing upon the patents of others. We cannot assure you, however, that other products developed by us, if any, will not infringe upon the patents of others, or that we, along with Shanghai CopyTele, will not have to obtain licenses under the patents of others, although we are not aware of any at this time.

We believe that the foregoing patents are significant to our future operations.

Research and Development Expenses
---------------------------------

Research and development expenses, which have comprised a significant portion of our selling, general and administrative expenses since our inception, were approximately $3,163,000, $3,926,000, $3,642,000, and $31,474,000 for the fiscal years ended October 31, 1999, 1998 and 1997 and for the period from November 5, 1982 (inception) through October 31, 1999, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our Financial Statements.

Employees and Consultants
-------------------------

We had thirty-five full-time employees and fourteen consultants as of December 31, 1999. Twenty six of these individuals, including our Chairman of the Board and our President, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Ten individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us. None of our employees are represented by a labor organization or union.

As of December 31, 1999, Shanghai CopyTele had approximately 16 employees, of which 7 were engaged in production and 9 were engaged in administrative and other functions.

Item 2.  Properties.
        ------------

We lease approximately 11,200 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease which expires November 30, 2001. Our base rent is approximately $201,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. We have the right to cancel a portion of the lease as of November 30, 2000. This lease does not contain provisions for its renewal and management will continue to evaluate the future adequacy of this facility. We anticipate securing a lease renewal for this facility at the end of the lease term if we determine to remain in the facility. See Note 5 to our Financial Statements.

In February 1996, we entered into a five year lease with an unrelated party for approximately 2,300 square feet of office space in Valhalla, New York. The lease, which expires on June 30, 2001 and is non-renewable, currently provides for a base rent of $55,775 per annum.

In October 1996, we entered into a lease with an unrelated party for approximately 2,000 square feet of office and laboratory space near our principal offices. In May 1997 this lease was modified to add an additional optical facility of approximately 5,000 square feet of space and to extend the lease to June 30, 2000. The modified lease currently provides for a base rent of approximately $50,000 per annum and an escalation clause for increases in certain operating costs.

Shanghai CopyTele owns and operates from a 30,000 square foot, one-story office, warehouse and production facility in the Shanghai Songjiang Industrial Zone, on land acquired pursuant to a 50 year land-use contract dated October 11, 1995, with the Land Administration Bureau of Shanghai County. Shanghai CopyTele has obtained short-term loans from a Chinese bank aggregating approximately U.S. $1,000,000 which are secured by the land-use contract and building. See Note 3 to our Financial Statements.

We believe that the facilities described above are adequate for our current requirements.

Item 3.  Legal Proceedings.
        -------------------

We are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

No matters were submitted by us to a vote of our shareholders during the fourth quarter of our fiscal year ended October 31, 1999.

Executive Officers of the Company
---------------------------------

Our only executive officers are Denis A. Krusos, Frank J. DiSanto, Frank W. Trischetta and Gerald J. Bentivegna. The information required to be furnished with respect to these executive officers is set forth in Item 10 Part III of this Annual Report on Form 10-K and is incorporated herein by reference.

                                     PART II
                                     -------

Item 5.    Market for the Registrant's Common Equity and
           ----------------------------------------------
           Related Stockholder Matters.
           ----------------------------

Our common stock has been traded on the Nasdaq Stock Market National Market (the "Nasdaq National Market"), the automated quotation system of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "COPY", since October 6, 1983, the date public trading of our common stock commenced. The high and low sales prices as reported by the Nasdaq National Market for each quarterly fiscal period during our fiscal years ended October 31, 1998 and 1999 have been as follows:

--------------------------------------------------------------------------------
             Fiscal Period            High           Low
--------------------------------------------------------------------------------
            1st quarter 1998         $4.75          $2.38
            2nd quarter 1998          4.63           1.78
            3rd quarter 1998          4.13           1.13
            4th quarter 1998          2.13           0.63
--------------------------------------------------------------------------------
            1st quarter 1999          2.31           1.00
            2nd quarter 1999          1.88           1.03
            3rd quarter 1999          3.31           1.38
            4th quarter 1999          1.53           0.69
--------------------------------------------------------------------------------

As of January 21, 2000 the approximate number of record holders of our common stock was 1,250.

No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data.
        -------------------------

The following data has been derived from our Financial Statements and should be read in conjunction with those statements, and the notes related thereto, which are included in this report.


------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 For the period
                                                                                                              from November 5, 1982
                                                                                                               (inception) through
                                                   As of and for the year ended October 31,                      October 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                         1999          1998           1997           1996          1995
------------------------------------------------------------------------------------------------------------------------------------
Sales                                   $46,877     $   -          $ -             $   -       $    -                  $46,877
------------------------------------------------------------------------------------------------------------------------------------
Selling General and
Administrative Expenses               8,284,717     7,231,557      6,378,368      6,017,580      3,332,312          53,874,851
------------------------------------------------------------------------------------------------------------------------------------
Loss from Shanghai CopyTele             345,947       377,219        335,391        148,630         17,813           1,225,000
------------------------------------------------------------------------------------------------------------------------------------
Interest Income                         156,075       472,822        913,184        722,800        356,226           4,930,353
------------------------------------------------------------------------------------------------------------------------------------
Net (Loss)                           (8,465,016)   (7,135,954)    (5,800,575)    (5,443,410)    (2,993,899)        (50,159,925)
------------------------------------------------------------------------------------------------------------------------------------
Net (Loss) Per Share of  Common
Stock (a)                                 ($.14)        ($.12)         ($.10)         ($.10)         ($.06)             ($1.06)
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                          8,101,544    13,334,972     19,988,207      24,710,420     9,695,398
------------------------------------------------------------------------------------------------------------------------------------
Long Term Obligations                 $    -        $    -          $    -            $  -        $    -
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                  6,284,777    11,860,913     18,779,142     22,750,273      9,436,708
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Per Share
of Common Stock                       $    -          $    -        $    -           $  -       $    -                $     -
------------------------------------------------------------------------------------------------------------------------------------
--------------------


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

Item 7.  Management's Discussion and Analysis of Financial
         --------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------

Forward-Looking Statements
--------------------------

Information   included  in  this   Annual   Report  on  Form  10-K  may  contain
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under the heading "General Risks and Uncertainties".

General
-------

We have been a development stage company since our inception on November 5, 1982. Our principal activities include the development, production and marketing of USS-900, a hardware based peripheral digital encryption device, and the SCS-700, which combines the USS-900 with a modified Magicom(R) 2000 to provide a secure telephone based multi-functional telecommunications product incorporating our E-Paper(TM) flat panel display technology (See "Business -- Products"). We are also continuing our research and development activities for additional encryption products, and other ultra-high resolution flat panel displays, including video and color displays, and coated particles which could potentially be used by manufacturers of toners and pigments. See "Business - Flat Panel Display Technology - Color and Video Flat Panels" and "Business - New Products Under Development". We cannot assure you, however, that our efforts in these areas will be successful. We also cannot assure you that we will generate significant revenues in the future, that we will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render our products obsolete or unmarketable. See "Business - General Risks and Uncertainties".

We are producing and have commenced a marketing program for the USS-900 and the SCS-700. The USS-900 uses Harris' digital cryptographic chip - the Citadel(TM) CCX - which is capable of providing high-grade information encryption. Harris is supplying the chip under a three year agreement at a negotiated price based in part on sales of USS-900. We have produced a limited number of the USS-900s with the assistance of a U.S. based sub-contractor. Shanghai CopyTele produces the modified Magicom(R) 2000 for the SCS-700 system. During fiscal 1999, Shanghai CopyTele also supplied us with a portion of the electronic components, sub-assemblies and accessories for the USS-900. See "Business - Production".

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to our Financial Statements and the notes thereto.

Results of Operations
---------------------

We sell our USS-900, SCS-700 and Magic Printer products to end-users directly and through a distributor/dealer network. We have had limited sales to our dealers, distributors and other customers to support our operations since our inception, and during fiscal 1999 we recognized revenue on our fiscal 1999 non-refundable sales. We are hopeful, although there is no assurance, that with an increased marketing effort for our existing products and our new products under development, we will procure sufficient sales during fiscal 2000 to emerge from the development stage.

Selling, general and administrative expenses, excluding the loss from Shanghai CopyTele, for the fiscal years ended October 31, 1999, 1998 and 1997 and for the period from November 5, 1982 (inception) through October 31, 1999 were approximately $8,285,000, $7,232,000, $6,378,000 and $53,875,000, respectively.
These amounts include research, development and tooling costs of approximately $3,163,000, $3,926,000, $3,642,000 and $31,474,000, respectively, as well as normal operating expenses.

Selling, general and administrative expenses, excluding the loss from Shanghai CopyTele, increased by approximately $1,053,000, to approximately $8,285,000 in fiscal 1999 from approximately $7,232,000 in fiscal 1998. The increase resulted primarily from a reserve for the amount due from Shanghai CopyTele, charges to earnings to bring the valuation of inventory in line with current estimates, for obsolete, spare and scrap parts and other expenses. The increases were offset somewhat by decreases in expenditures for engineering supplies, certain marketing costs, professional fees, and research and development for video and color flat panel displays.

Employee compensation and related costs increased in fiscal 1999 over fiscal 1998 principally as a result of the hiring of three additional sales and marketing employees and one additional paid engineering employee. Payroll taxes and pension costs also increased as a result of the additional compensation costs. An increase in employee stock option exercises during fiscal 1999 also caused increased payroll taxes over fiscal 1998. Other employee benefit programs increased commensurate with the additional employees as well as some rate increases in fiscal 1999. Rents also increased as a result of the leasing of additional storage space. Insurance expense increased in fiscal 1999 as a result of higher level coverage needed and the addition of one policy. A charge to earnings was recorded in fiscal 1999 in order to bring the valuation of inventory in line with current estimates and for obsolete, spare and scrap parts. Due to the uncertainty of realizing the amounts due from Shanghai CopyTele, we reserved all amounts in excess of the amount we owe Shanghai CopyTele. We also incurred a charge to earnings for interest relating to certain prior year tax payments paid in the current year.

Engineering supplies decreased in fiscal 1999 as compared to fiscal 1998 primarily as a result of reduced purchases of components used to develop engineering changes to modify the Magicom(R) 2000 in fiscal 1998. Engineering service costs increased in fiscal 1999 as compared to fiscal 1998 as a result of the USS-900 development effort. Marketing costs for the Magicom(R) 2000 decreased in fiscal 1999 as compared to fiscal 1998 as a result of the elimination of non-recurring costs associated with marketing start-up costs and reduced travel and entertainment and marketing service costs. However, product promotion and trade show expenses increased in fiscal 1999. Professional fees were also lower in fiscal 1999 as compared to fiscal 1998 as a result of lower fees incurred for patent related services while legal fees increased in the current year. Research and development costs for flat panel displays decreased in the aggregate during the comparable years principally as a result of lower costs incurred in connection with the development of our video and color displays. Our non-cash charge to earnings for stock based compensation to consultants mandated by SFAS No. 123 was lower in fiscal 1999 as compared to fiscal 1998.

Our portion of Shanghai CopyTele's loss for the fiscal years ended October 31, 1999, 1998 and 1997 and for the period from April 10, 1995 (Shanghai CopyTele's inception) through October 31, 1999 were approximately $261,000, $377,000, $335,000 and $1,140,000, respectively. The decrease in the loss for fiscal 1999 year from the fiscal 1998 year of approximately $116,000 was primarily the result of cost reductions, production efficiencies and limited production activity with respect to modifying Magicom(R) 2000 for the SCS-700 program. We also recognized a permanent impairment charge on our investment in Shanghai CopyTele due to the uncertainty of Shanghai CopyTele generating sufficient future undiscounted cash flows to cover the carrying amount of our investment. Any additional investments in Shanghai CopyTele will be directly expensed to the statements of operations.

Selling, general and administrative expenses, excluding the loss from Shanghai CopyTele, increased by approximately $854,000, to approximately $7,232,000 during fiscal 1998 from approximately $6,378,000 in fiscal 1997. This increase resulted primarily from increases in expenditures for research and development, employee compensation and related costs, stock based compensation to consultants, and to a lesser extent communication costs, rent, travel and professional fees.

Research and development costs increased principally as a result of costs incurred in connection with the development of our flat panel displays programs. Employee compensation and related costs increased in fiscal 1998 over fiscal 1997 as a result of a full year's cost of the hiring of additional marketing and engineering personnel during the fiscal 1997 year which had only a partial year's costs. To a lesser extent some employee benefit programs incurred a slight increase in rates in fiscal 1998.

In fiscal 1998, we recorded a non-cash charge to earnings for stock based compensation to consultants mandated by SFAS No. 123 with an offset to Additional Paid-In Capital. There was no such charge in fiscal 1997. Communication and travel costs increased, although to a lesser extent than other expenses that increased, as a result of increased activity associated with our distributor and dealer program. Rent increased as a result of leasing additional space in fiscal 1998 and the effect of a full year's rent in fiscal 1998 versus a partial year's rent in fiscal 1997 for other leases. Professional fees were also slightly higher in fiscal 1998 as a result of additional accounting fees associated with Shanghai CopyTele and the proposed transaction with Shanghai Instrumentation and Electronics Holding Group Company ("SIEC").

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

Our portion of Shanghai CopyTele's loss increased in fiscal 1998 over fiscal 1997 by approximately $42,000 as a result of manufacturing costs being absorbed over a limited quantity of product produced, cost incurred in connection with the implementation of a quality management program, and initial marketing costs.

While there is no formal agreement, our Chairman of the Board and our President have waived salary and related pension benefits for an undetermined period of time commencing November 1985. Four other individuals, including an officer and three senior level personnel, then employed by us, waived salary and related pension benefits from January 1987 through December 1990. While there are no formal agreements, commencing January 1991 these individuals waived such rights for an undetermined period of time and they did not receive salary or related pension benefits through December 1992. Our Chairman of the Board, our President and the three senior level personnel continued to waive such rights commencing in January 1993 for an undetermined period of time. From February 1993 to September 1998 one additional employee also waived such salary and benefit rights. See "Executive Compensation" and Note 8 to our Financial Statements for a more complete discussion regarding salary and related pension benefit waivers.

The decrease in interest income of $317,000 from approximately $473,000 during fiscal 1998 as compared to approximately $156,000 during fiscal 1999 resulted primarily from a decrease in average funds available for investment and a decrease in interest rates. The decrease in interest income during fiscal 1998 as compared to fiscal 1997 of approximately $440,000 resulted from a decrease in average funds available for investment aided slightly by a small increase in interest rates. Funds available for investment during 1999, 1998 and 1997, on a monthly weighted average basis, were approximately $3,511,000, $8,557,000 and $17,394,000, respectively. The investment instruments selected by us are principally money market accounts and treasury investments.

Year 2000 Issue
---------------

We are not aware of any Year 2000 problems affecting us. The cost for us to address this issue was immaterial. Our contingency plan remains available to us should we need to implement any part. We will continue to monitor our systems and relationships for any potential Year 2000 problems that we have not yet uncovered.

Liquidity and Capital Resources
-------------------------------

Since our inception, we have met our liquidity and capital expenditure needs primarily from the proceeds of sales of our common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering and upon the exercise of stock options pursuant to our Stock Option Plan, adopted by the Board of Directors on April 1, 1987, and our 1993 Stock Option Plan, adopted by the Board of Directors on April 28, 1993, and amended on May 3, 1995 and May 10, 1996.

For the fiscal years ended October 31, 1999, 1998 and 1997, we received proceeds aggregating approximately $1,353,000, $28,000, and $1,754,000, respectively, from the exercise of stock options and warrants to purchase shares of our common stock and the exercise of warrants by members of the immediate families of our Chairman of the Board and our President. During the fiscal year ended October 31, 1999, we received proceeds of $1,500,000 from sales of our common stock in private placements. During the period from November 1, 1999 through January 27, 2000, we received proceeds aggregating approximately $895,000 from the exercise of stock options pursuant to the 1993 Plan and private placements. Working capital decreased by approximately $1,833,000 from approximately $7,560,000 at October 31, 1998 to approximately $5,727,000 at October 31, 1999 as a result of the loss incurred for the year and the purchase of property and equipment offset by the proceeds received during the same period.

Our operations used approximately $6,100,000 in cash during fiscal 1999. As of October 31, 1999, our working capital included approximately $2,076,000 of cash and marketable securities and approximately $955,000 (net of approximately $862,000 due to Shanghai CopyTele) of accounts payable and accrued liabilities. Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our cash resources, including cash received from November 1, 1999 to January 27, 2000, will be sufficient to continue operations until at least the end of fiscal 2000. We anticipate that, thereafter, we will continue to require additional funds to continue our marketing, and research and development activities if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings, or that if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

We are seeking to improve our liquidity through the sale of products. In an effort to generate sales, we have commenced marketing the USS-900 directly and to U.S. office equipment distributors and dealers. We also have commenced marketing the SCS-700 system utilizing the Magicom(R) 2000, as modified to function as a secure communication system, to government agencies and units of the armed forces. We are hopeful, although we can give you no assurance, that by marketing the USS-900 encryption device and the modified Magicom(R) 2000 SCS-700 system, sufficient sales will be generated to improve our liquidity.

The NASD requires that we maintain a minimum of $4 million of net tangible assets to maintain our Nasdaq National Market listing. If our stock were delisted, the delisting could potentially have an adverse affect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. Our net tangible assets as of October 31, 1999 were approximately $6,300,000. We anticipate that we may require additional funds to maintain the NASD net tangible assets requirement. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from equity financings, or that if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional equity financings.

The NASD also requires that we maintain a minimum bid price of $1.00 for continued listing. If at any time the bid price for our common stock falls below $1.00 per share for a period of thirty consecutive business days, the NASD has the right to delist our stock if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. If our stock were delisted, the delisting could have an adverse affect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. See "Market for the Registrant's Common Equity and Related Stockholder Matters".

Shanghai CopyTele required an initial aggregate capital investment of $3,500,000 from the parties to the joint venture. The Joint Venture Agreement contemplates an additional $3,500,000 of funding which may be borrowed from banks, of which $1,080,000 has been borrowed to date. Short-term loans aggregating the $1,080,000 are from a Chinese bank, secured by the building and a land-use contract with the Land Administration Bureau of Shanghai County, and from one of the Chinese parties. We have contributed $1,225,000 in cash, and technology valued for the purposes of Shanghai CopyTele at $700,000, and the Chinese parties contributed $1,575,000 in cash to Shanghai CopyTele. Shanghai CopyTele may require additional capitalization depending upon the nature and extent of its business activities. We can give you no assurance that adequate funds will be available to Shanghai CopyTele, including any future capital contributions, if any, beyond its initial capital contributions or that, if available, Shanghai CopyTele will be able to obtain such funds on favorable terms and conditions.

We paid $130,600 in cash to Shanghai CopyTele in 1999 of the total amount we owe to them, which enabled Shanghai CopyTele to continue the production of a limited number of modified Magicom(R) 2000 units for the SCS-700 system and panel assemblies. Additionally, we have reacquired from Shanghai CopyTele a portion of our Magicom(R) 2000 inventory of parts for the purpose of minimizing Chinese import duty and value added taxes. The amounts due from Shanghai CopyTele were reduced by the value of the inventory reacquired. We intend to make the parts inventory available to Shanghai CopyTele in the future based on Shanghai CopyTele's production requirements.

We have recorded our inventory at management's current best estimate of its net realizable value, which is based upon the historic and future selling price of our products. To date, sales of our products have been limited. Accordingly, we cannot assure you that we will not have to further reduce the selling prices of our inventory below its current carrying value to accomplish our business strategies.

The amounts due from Shanghai CopyTele are primarily costs related to the purchase by Shanghai CopyTele of components for use in Magicom(R) 2000 units. Due to the uncertainty of realizing the amounts due from Shanghai CopyTele, we have reserved all amounts in excess of the amount we owe Shanghai CopyTele. As of October 31, 1999, we owed Shanghai CopyTele approximately $862,000 which when paid could be used by Shanghai CopyTele to repay us. Sales of units by Shanghai CopyTele to us may result in an increase in our inventory before the units are then sold by us in the ordinary course of our business.

Our estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

Not applicable.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

See accompanying "Index to Financial Statements".

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

Not applicable.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

The following  table sets forth certain  information  with respect to all of our directors and executive officers:
------------------------------------------------------------------------------------------------------------------------------------


                                        Position with the Company                                      Director and/or
Name                                    and Principal Occupation                            Age     Executive Officer Since
------------------------------------------------------------------------------------------------------------------------------------
Denis A. Krusos                         Director, Chairman of the Board and Chief            72             1982
                                        Executive Officer
------------------------------------------------------------------------------------------------------------------------------------
Frank J. DiSanto                        Director and President                               75             1982
------------------------------------------------------------------------------------------------------------------------------------
Gerald J. Bentivegna                    Director, Vice President - Finance and Chief         50             1994
                                        Financial Officer
------------------------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta                     Senior Vice President - Marketing and Sales          59             1996
------------------------------------------------------------------------------------------------------------------------------------
George P. Larounis                      Director                                             71             1997
------------------------------------------------------------------------------------------------------------------------------------
Lewis H. Titterton                      Director                                             54             1999
------------------------------------------------------------------------------------------------------------------------------------

Mr. Krusos has served as one of our Directors and as our Chairman of the Board and Chief Executive Officer since November 1982. He holds an M.S.E.E. degree from Newark College of Engineering, a B.E.E. degree from City College of New York and a Juris Doctor from St. John's University and is a member of the New York bar.

Mr. DiSanto has served as one of our Directors and as our President since November 1982. He holds a B.E.E. degree from Polytechnic Institute of Brooklyn and an M.E.E. degree from New York University.

Mr. Bentivegna has served as our Vice President - Finance and Chief Financial Officer since September 1994 and as one of our Directors since in July 1995. Prior to joining us, Mr. Bentivegna was employed at Marino Industries Corp. for approximately 10 years, where he served as Controller, Treasurer and Chief Financial Officer. He holds a M.B.A. degree from Long Island University and a B.B.A. from Dowling College.

Mr. Trischetta has served as our Senior Vice President - Marketing and Sales since February 1996. Prior to joining us, Mr. Trischetta was employed by Panasonic Corporation for approximately 15 years where he served as General Manager Marketing and Sales for Panasonic Office Automation Products. Prior to that, Mr. Trischetta was employed by 3-M Company for approximately 17 years where he advanced to a senior sales and marketing executive position. He holds a B.B.A. from the University of Miami.

Mr. Larounis has served as one of our Directors since September 1997 prior to which he served as a consultant to us. Mr. Larounis held numerous positions as a senior international executive of Bendix International and Allied Signal. He has also served on the Board of Directors of numerous affiliates of Allied Signal in Europe, Asia and Australia. He holds a B.E.E. degree from the University of Michigan and a J.D. degree from New York University.

Mr. Titterton has served as one of our Directors since July 1999. Mr. Titterton is currently Chief Executive Officer of NYMED, Inc. His background is in high technology with an emphasis on health care and he has been with NYMED, Inc. since 1989. Mr. Titterton founded MedE America, Inc. in 1986 and was Chief Executive Officer of Management and Planning Services, Inc from 1978 to 1986. He holds a M.B.A. from the State University of New York at Albany, and a B.A. degree from Cornell University.

Item 11.  Executive Compensation.
          ------------------------

Messrs. Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director, Frank J. DiSanto, President and Director, Frank W. Trischetta, Senior Vice President - Marketing and Sales, and Gerald J. Bentivegna, Vice President - Finance, Chief Financial Officer and Director, are our executive officers. While there are no formal agreements, Denis A. Krusos and Frank J. DiSanto waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1, 1985. As a result, Mr. Krusos received no salary or bonus during the last three fiscal years. Except for Mr. Trischetta, no other executive officer received an annual salary and bonus in excess of $100,000 during the fiscal year ended October 31, 1999. The following is compensation information regarding Mr. Krusos and Mr. Trischetta for the fiscal years ended October 31, 1999, 1998 and 1997:


----------------------------------------------------------------------------------------------------------------------------

                                                SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------





                                                Fiscal
                                                 Year
                       Name and                  Ended                  Annual                      Long-Term
                   Principal Position            -----              Compensation                 Compensation Awards
                                                                    ------------               Securities Underlying
                                                                                                     Options (#)
----------------------------------------------------------------------------------------------------------------------------
Denis A. Krusos,                                 10/31/99                -                           50,000
Chairman of the Board,                           10/31/98                -                          600,000
Chief Executive Officer and Director             10/31/97                -                          575,000
----------------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta                              10/31/99            $153,289                        25,000
Senior Vice President -                          10/31/98            $153,008                        60,000
Marketing and Sales                              10/31/97            $152,500                        30,000
----------------------------------------------------------------------------------------------------------------------------

The following is information regarding stock options granted to Mr. Krusos and Mr. Trischetta pursuant to the 1993 Stock Option Plan during the fiscal year ended October 31, 1999:

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

------------------------------------------------------------------------------------------------------------------------------------

                            Number of          Percent of
                           Securities         Total Options
                      Underlying Options      Granted to          Exercise
Name                      Granted (#) (1)    Employees in           Price           Expiration
                                              Fiscal Year         ($/Share)            Date               5% ($)             10% ($)
------------------------------------------------------------------------------------------------------------------------------------
Denis A. Krusos           50,000                 2.07%            $1.313 (2)          4/8/09             $41,287           $ 104,629
------------------------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta       25,000                 1.03%            $1.313 (3)          4/8/09             $20,643            $ 52,315
------------------------------------------------------------------------------------------------------------------------------------

         (1) The options are exercisable in whole or in part commencing one year following the date of grant unless otherwise accelerated. The options are not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options terminate upon termination of employment, except that in the case of death, disability or termination for reasons other than cause, options may be exercised for certain periods of time thereafter as set forth in the 1993 Stock Option Plan.

         (2) The exercise price of these options was equal to the fair market value of the underlying common stock on the date of grant. These options are nonqualified options.

         (3) The exercise price of these options was equal to the fair market value of the underlying common stock on the date of grant. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

The following is information regarding stock option exercises during fiscal 1999 by Mr. Krusos and Mr. Trischetta and the values of their options as of October 31, 1999:

------------------------------------------------------------------------------------------------------------------------
               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION/VALUES
========================================================================================================================


                                                        Number of Securities Underlying        Value of Unexercised
      Name        Shares Acquired   Value Realized  Unexercised Options at Fiscal Year   In-the-Money Options at Fiscal
                  on Exercise (#)        ($)                       End (#)                          Year End ($)
                                                    --------------------------------------------------------------------
                                                       Exercisable     Unexercisable     Exercisable    Unexercisable
========================================================================================================================
Denis A. Krusos          -                -             2,920,180          50,000              -               -
------------------------------------------------------------------------------------------------------------------------
Frank W.                 -                -               453,000          25,000              -               -
Trischetta
------------------------------------------------------------------------------------------------------------------------


There is no present arrangement for cash compensation of directors for services in that capacity. Under the 1993 Stock Option Plan, each non-employee director elected to the Board of Directors is entitled to receive nonqualified stock options to purchase 20,000 shares of common stock upon his initial election to the Board of Directors and nonqualified stock options to purchase 40,000 shares each subsequent year that such director is elected to the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners
          ------------------------------------------------
          and Management.
          ---------------

The following table sets forth certain information with respect to our common stock beneficially owned as of January 21, 2000 by (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors or executive officers and (c) all directors and executive officers as a group:

-------------------------------------------------------------------------------------------------------------------

                                                          Amount and Nature of
Name and Address of Beneficial Owner                  Beneficial Ownership(1)(2)          Percent of Class
===================================================================================================================
Denis A. Krusos                                                7,096,940                       11.13%
900 Walt Whitman Road
Melville, NY  11747
-------------------------------------------------------------------------------------------------------------------
Frank J. DiSanto                                               3,675,710(3)                     5.78%
900 Walt Whitman Road
Melville, NY  11747
-------------------------------------------------------------------------------------------------------------------
Gerald J. Bentivegna                                             306,000                         .50%
900 Walt Whitman Road
Melville, NY  11747
-------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta                                              578,000                         .94%
900 Walt Whitman Road
Melville, NY  11747
-------------------------------------------------------------------------------------------------------------------
George P. Larounis                                               282,500                         .46%
15-17 A. Tsoha St.
11521 Athens, Greece
-------------------------------------------------------------------------------------------------------------------
Lewis H. Titterton                                             1,539,600(4)                     2.51%
6 Autumn Lane
Saratoga Springs, NY  12866
-------------------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group               13,478,750(3)(4)                 19.80%
(6 persons)
-------------------------------------------------------------------------------------------------------------------
--------------------

(1) A beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security or has the right to obtain such voting power and/or investment power within sixty (60) days. Except as otherwise noted, each designated beneficial owner in this report has sole voting power and investment power with respect to the shares of our common stock beneficially owned by such person.

(2) Includes 2,845,180 shares, 2,675,180 shares, 304,000 shares, 528,000 shares,
282,500 shares, 0 shares and 6,634,860 shares as to which Denis A. Krusos, Frank
J. DiSanto, Gerald J. Bentivegna, Frank W. Trischetta, George P. Larounis, Lewis
H. Titterton and all directors, and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Plan.

(3) Includes 613,215 shares held by the Frank J. DiSanto Revocable Living Trust. Mr. DiSanto is the trustee and has sole voting and investment power over the trust. Includes 250,000 shares which are pledged to a bank under a commercial loan.

(4) Includes 500,000 shares which Lewis H. Titterton has the right to acquire upon the exercise of warrants.

Item 13.  Certain Relationships and Related Transactions.
          ------------------------------------------------

On April 30, 1999, Lewis H. Titterton, who became a director in July 1999, purchased 300,000 shares of our common stock at a purchase price of $1.50 per share (the market price on the date of the agreement), or an aggregate purchase price of $450,000, pursuant to a Stock Subscription Agreement, dated as of April 27, 1999, between CopyTele and Mr. Titterton. Pursuant to the Stock Subscription Agreement, Mr. Titterton also was issued a Warrant to purchase 300,000 shares of our common stock at a purchase price of $1.50 per share. The Warrant expires on April 30, 2001.

On September 8, 1999, Lewis H. Titterton purchased 200,000 shares of our common stock at a purchase price of $1.00 per share (the market price on the date of the agreement), or an aggregate purchase price of $200,000, pursuant to a Stock Subscription Agreement, dated as of August 30, 1999, between CopyTele and Mr. Titterton. Pursuant to the Stock Subscription Agreement, Mr. Titterton also was issued a Warrant to purchase 200,000 shares of our common stock at a purchase price of $1.00 per share. The Warrant expires on September 8, 2001.

                                     PART IV
                                     -------

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

(b) Reports on Form 8-K
    --------------------

No current report on Form 8-K was filed for the Company during the fourth quarter of its fiscal year ended October 31, 1999.

(c) Exhibits
   ---------

(a) 3.1 Certificate of Incorporation, as amended.

(b) 3.2 By-laws, as amended and restated.

    3.3 Amendment to By-laws.

(c) 10.1 Stock Option Plan, adopted on April 1, 1987 and approved by shareholders on May 27, 1987.

(d) 10.2 Amendment to 1987 Stock Option Plan, adopted on March 12, 1990 and approved by shareholders on May 24, 1990.

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

(k)10.10 Agreement dated March 3, 1999 between Harris Corporation and CopyTele, Inc.

(l) 10.11 Stock Subscription Agreement Dated April 27, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton

(m) 10.12 Agreement dated July 28,1999, between CopyTele, Inc. and Harris Corporation, RF Communications

(n) 10.13 Stock Subscription Agreement Dated August 30, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton

(n) 21    List of Significant Subsidiaries.

(n) 23.1  Consent of Arthur Andersen LLP.

(n) 27    Financial Data Schedule.

(n) 99.1  Financial Statements of Shanghai CopyTele Electronics Co., Ltd.

(a) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and to Form 10-Q for the fiscal quarter ended July 31, 1997.

(b) Incorporated by reference to Post-Effective Amendment No. 1 to Form S-8 (Registration No. 33-49402) dated December 8, 1993.

(c) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1987.

(d) Incorporated by reference to Form 10-K for the fiscal year ended October 31,1990.

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

(k) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999.

(l) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999.

(m)  Incorporated by reference to Form 8-K dated July 28, 1999

(n)  Filed herewith.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COPYTELE, INC.

                                        By:/s/ Denis A. Krusos
                                               ------------------
                                        Denis A. Krusos
                                        Chairman of the Board and
January 28, 2000                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                           /s/ Denis A. Krusos
                                           -------------------
                                           Denis A. Krusos
                                           Chairman of the Board,
                                           Chief Executive Officer
                                           and Director (Principal Executive
January 28, 2000                           Officer)

                                           /s/ Frank J. DiSanto
                                           --------------------
                                           Frank J. DiSanto
January 28, 2000                           President and Director

                                           /s/ Gerald J. Bentivegna
                                           ------------------------
                                           Gerald J. Bentivegna
                                           Vice President - Finance,
                                           Chief Financial Officer and
                                           Director (Principal Financial
January 28, 2000                           and Accounting Officer)

                                           /s/ Lewis H. Titterton
                                           ----------------------
                                           Lewis H. Titterton
January 28, 2000                           Director

                                           /s/ George P. Larounis
                                           ----------------------
                                           George P. Larounis
January 28, 2000                           Director

                                  EXHIBIT INDEX
                                  -------------

         Exhibit
         -------

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

(i)      10.8                Amendment No. 2 to the CopyTele,  Inc. 1993 Stock
                             Option Plan, adopted on May 10, 1996 and approved by shareholders on July 24, 1996.

(j)      10.9                Contract  Granting  Land-Use  Rights,   dated
                             October  11,  1995,  between  the  Land
                             Administration Bureau Songjiang County and Shanghai
                             CopyTele Electronics Co., Ltd.

(k)      10.10               Agreement dated March 3, 1999 between Harris
                             Corporation and CopyTele, Inc.

(l)      10.11               Stock Subscription  Agreement Dated April 27, 1999
                             including form of Warrant,  between CopyTele, Inc.
                             and Lewis H. Titterton.

(m)      10.12               Agreement  dated July  28,1999,  between  CopyTele,
                             Inc.  and Harris Corporation, RF Communications

(n)      10.13               Stock Subscription Agreement Dated August 30, 1999
                             including form of Warrant,  between CopyTele, Inc.
                             and Lewis H. Titterton.

(n)      21                  List of Significant Subsidiaries.

(n)      23.1                Consent of Arthur Andersen LLP.

(n)      27                  Financial Data Schedule.

(n)      99.1                Financial Statements of Shanghai CopyTele
                             Electronics Co., Ltd.

(a) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and the fiscal quarter ended July 31, 1997.
(b)      Incorporated  by reference to  Post-Effective  Amendment  No. 1 to
         Form S-8  (Registration  No.  33-49402) dated December 8, 1993.
(c) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1987.
(d) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1990.
(e)      Incorporated by reference to Proxy Statement dated June 10, 1993.
(f)      Incorporated by reference to Form 8-K dated March 28, 1995.
(g) Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.
(h) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1995.
(i) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.
(j) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1997.
(k) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999.
(l) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999.
(m)      Incorporated by reference to Form 8-K dated July 28, 1999
(n)      Filed herewith.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                OCTOBER 31, 1999
                                ----------------

                                                                                                                Page
Report of Independent Public Accountants                                                                          F-1

Balance Sheets as of October 31, 1999 and 1998                                                                    F-2

Statements of Operations  for each of the three fiscal years in the period ended
   October 31, 1999 and for the period from inception (November 5, 1982) to

   October 31, 1999                                                                                               F-3

Statements of Shareholders' Equity for the period from inception (November 5, 1982) to October 31, 1983 and for each of the sixteen fiscal years in the period ended

   October 31, 1999                                                                                            F-4 - F-8

Statements of Cash Flows for each of the three  fiscal years in the period ended
   October 31, 1999 and for the period from inception (November 5, 1982) to

   October 31, 1999                                                                                               F-9

Notes to Financial Statements                                                                                 F-10 - F-20

Report of Independent Public Accountants on Schedule                                                             F-21



Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To CopyTele, Inc.:

We have audited the accompanying balance sheets of CopyTele, Inc. (a Delaware corporation in the development stage - Note 1) as of October 31, 1999 and 1998, and the related statements of operations and cash flows for the each of the three fiscal years in the period ended October 31, 1999 and for the period from inception (November 5, 1982) to October 31, 1999, and the statements of shareholder's equity for the period from inception (November 5, 1982) to October 31, 1983 and for each of the sixteen fiscal years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. as of October 31, 1999 and 1998, and the results of their operations and its cash flows for each of the three fiscal years in the period ended October 31, 1999 and for the period from inception to October 31, 1999 in conformity with generally accepted accounting principles.

                                                          /s/ARTHUR ANDERSEN LLP

Melville, New York
January 27, 2000


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                                 BALANCE SHEETS
                                 --------------

                                                                                                  October 31,       October 31,
                                            ASSETS                                                    1999              1998
                                            ------                                                    ----              ----
CURRENT ASSETS:
   Cash (including cash equivalents and interest bearing accounts of $1,531,254 and
     $5,363,522, respectively)                                                                     $ 1,587,830       $ 5,406,017
   Marketable securities                                                                               488,038             -
   Inventory                                                                                         4,538,608         2,719,215
   Prepaid expenses and other current assets (including amounts due from Joint Venture of
     approximately $862,000 and $825,000, respectively)                                                929,099           908,639
                                                                                                --------------    --------------
                Total current assets                                                                 7,543,575         9,033,871

PROPERTY AND EQUIPMENT (net of accumulated depreciation
   and amortization of $1,627,012 and $1,351,778, respectively)                                        531,155           766,106

INVESTMENT IN JOINT VENTURE (Notes 1 and 3)                                                               -              345,947

AMOUNTS DUE FROM JOINT VENTURE, net (Note 1)                                                              -            3,091,628

OTHER ASSETS                                                                                            26,814            97,420

DEFERRED TAX BENEFITS (net of valuation allowance of $33,026,000 and $30,910,000,
   respectively)                                                                                          -                 -
                                                                                                --------------    --------------
                                                                                                $    8,101,544    $   13,334,972
                                                                                                ==============    ==============


                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable (including amounts due to Joint Venture of approximately $862,000 and
     $662,000, respectively)                                                                    $    1,546,494    $    1,392,321
   Accrued liabilities                                                                                 270,273            81,738
                                                                                                --------------    --------------
                Total current liabilities                                                            1,816,767         1,474,059

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; authorized 500,000 shares; no shares outstanding            -                 -
   Common stock, par value $.01 per share; authorized 240,000,000 shares; issued and
     outstanding 60,057,376 and 57,871,176 shares, respectively                                        600,574           578,712
   Additional paid-in capital                                                                       55,844,128        52,977,110
   Deficit accumulated during the development stage                                                (50,159,925)      (41,694,909)
                                                                                                --------------    ---------------
                                                                                                     6,284,777        11,860,913
                                                                                                --------------    --------------
                                                                                                $    8,101,544    $   13,334,972
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

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                                                                    For the Period
                                                                                                                    from Inception
                                                                 For the Fiscal Year Ended October 31,            (November 5, 1982)
                                                      ------------------- ------------------ ------------------            to
                                                               1999               1998               1997           October 31, 1999
                                                               ----               ----               ----           ----------------
SALES                                                    $     46,877       $      -           $      -           $      46,877
COST OF SALES                                                  37,304              -                  -                  37,304
                                                         ---------------     ---------------    ---------------  -------------------
         Gross profit                                           9,573              -                  -                   9,573
                                                         ---------------     ---------------    ---------------  -------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (including research and development
   expenses of approximately
   $3,163,000, $3,926,000, $3,642,000
   and $31,474,000, respectively)                            8,284,717           7,231,557          6,378,368          53,874,851
                                                        ---------------     ---------------    ---------------   -------------------
LOSS FROM AND IMPAIRMENT OF INVESTMENT
   IN JOINT VENTURE (Notes 1 and 3)                           345,947             377,219            335,391           1,225,000
                                                        ---------------     ---------------    ---------------   -------------------

INTEREST INCOME                                               156,075             472,822            913,184           4,930,353
                                                        ---------------     ---------------    ---------------   -------------------

NET (LOSS)                                               $ (8,465,016)      $  (7,135,954)      $ (5,800,575)     $ (  50,159,925)
                                                        ===============     ===============    ===============    ==================

NET (LOSS) PER SHARE OF COMMON STOCK:
  Basic and Diluted                                     $       (.14)      $        (.12)      $       (.10)       $       (1.06)
                                                        ===============     ==============     ==============     ==================

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and Diluted                                        58,792,745          57,865,834         57,667,787            47,362,777
                                                        ===============     ===============    ===============   ===================



The accompanying notes are an integral part of these statements.




                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
      FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983
      --------------------------------------------------------------------
  AND FOR EACH OF THE SIXTEEN FISCAL YEARS IN THE PERIOD ENDED OCTOBER 31, 1999
  -----------------------------------------------------------------------------




                                                                                                                    Accumulated
                                                                                                                       Deficit
                                                                           Common Stock                Additional    During the
                                                                     --------------- ---------------    Paid-in      Development
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



                                                                       Continued


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
      FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983
      --------------------------------------------------------------------
  AND FOR EACH OF THE SIXTEEN FISCAL YEARS IN THE PERIOD ENDED OCTOBER 31, 1999
  -----------------------------------------------------------------------------

                                    Continued
                                    ---------




                                                                                                                       Accumulated
                                                                                                                         Deficit
                                                                            Common Stock               Additional       During the
                                                                      -------------- ---------------    Paid-in        Development
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


                                                                                                                          Continued


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
      FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983
      --------------------------------------------------------------------
  AND FOR EACH OF THE SIXTEEN FISCAL YEARS IN THE PERIOD ENDED OCTOBER 31, 1999
  -----------------------------------------------------------------------------

                                    Continued
                                    ---------




                                                                                                                     Accumulated
                                                                                                                       Deficit
                                                                           Common Stock               Additional      During the
                                                                    --------------- ---------------    Paid-in       Development
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




                                                                                                                          Continued


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
      FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983
      --------------------------------------------------------------------
  AND FOR EACH OF THE SIXTEEN FISCAL YEARS IN THE PERIOD ENDED OCTOBER 31, 1999
  -----------------------------------------------------------------------------


                                    Continued
                                    ---------




                                                                                                                        Accumulated
                                                                                                                          Deficit
                                                                            Common Stock               Additional        During the
                                                                      --------------- --------------     Paid-in        Development
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


                                                                                                                        Continued

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------
      FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983
      --------------------------------------------------------------------
  AND FOR EACH OF THE SIXTEEN FISCAL YEARS IN THE PERIOD ENDED OCTOBER 31, 1999
  -----------------------------------------------------------------------------

                                    Continued
                                    ---------




                                                                                                                       Accumulated
                                                                                                                          Deficit
                                                                             Common Stock                Additional      During the
                                                                       --------------- ---------------    Paid-in       Development
                                                                           Shares        Par Value        Capital          Stage
                                                                           ------        ---------        -------          -----
  Stock option compensation to consultants                                   -               -              189,600           -
  Common stock issued upon exercise of stock options in May 1998             10,000             100          28,025           -
  Net (loss) for the period                                                  -               -               -           (7,135,954)
                                                                       ------------    ------------    ------------   --------------

BALANCE, October 31, 1998                                                57,871,176         578,712      52,977,110     (41,694,909)

  Stock option compensation to consultants                                   -               -               61,650          -
  Common stock issued upon exercise of stock options between
    January 15, 1999 and August 3, 1999                                     886,200           8,862       1,343,868           -
  Common stock issued in private placements on April 30, 1999 and
    September 8, 1999, net of expenses                                    1,300,000          13,000       1,461,500           -
  Net (loss) for the period                                                  -               -               -           (8,465,016)
                                                                       ------------    ------------    ------------   --------------

BALANCE, October 31, 1999                                                60,057,376    $    600,574    $ 55,844,128   $ (50,159,925)
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




                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                                                                     For the Period
                                                                                      For the Fiscal                 from Inception
                                                                                  Year Ended October 31,           (November 5,1982)
                                                                    --------------- --------------- --------------         to
                                                                        1999            1998           1997        October 31, 1999
                                                                        ----            ----           ----        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payments to suppliers, employees and consultants                   $ (6,314,512)   $ (8,249,844)   $ (11,089,765)   $ (55,761,854)
  Cash received from customers                                             46,877          -                -                46,877
  Interest received                                                       150,539         513,633          917,696        4,920,835
                                                                      ------------    ------------    -------------  ---------------
         Net cash (used in) operating activities                       (6,117,096)     (7,736,211)     (10,172,069)     (50,794,142)
                                                                     ------------    ------------    -------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of property and equipment                        (40,283)       (185,876)        (448,288)      (2,023,442)
  Disbursements to acquire certificates of deposit and
    marketable securities                                                (488,038)         -              (970,808)     (13,534,037)
  Proceeds from maturities of investments                                  -              970,808           -            13,045,999
  Investment made in Joint Venture                                         -               -                -            (1,225,000)
                                                                     ------------    ------------    -------------  ---------------
         Net cash (used in) provided by investing activities             (528,321)        784,932       (1,419,096)      (3,736,480)
                                                                     ------------    ------------    -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock and warrants, net
    of underwriting discounts of $690,000 related to initial
    public offering in October 1983                                        -               -                -            17,647,369
  Proceeds from exercise of stock options and warrants,
    net of registration disbursements                                   1,352,730          28,125        1,754,444       37,061,213
  Proceeds from sale of common stock in private placements              1,474,500          -                -             1,474,500
  Proceeds from sales of common stock by individuals under
    agreements with the Company, net of disbursements made
    by the Company                                                         -               -                -               298,745
  Disbursements made in conjunction with sales of stock                    -               -                -              (362,030)
  Fractional share payments in conjunction with stock split                -               -                -                (1,345)
                                                                     ------------    ------------    -------------  ---------------
         Net cash provided by financing activities                      2,827,230          28,125        1,754,444       56,118,452
                                                                     ------------    ------------    -------------  ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                       (3,818,187)     (6,923,154)      (9,836,721)       1,587,830

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        5,406,017      12,329,171       22,165,892           -
                                                                     ------------    ------------    -------------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  1,587,830    $  5,406,017    $  12,329,171    $   1,587,830
                                                                     ============    ============    =============    =============

RECONCILIATION OF NET (LOSS) TO NET CASH
  (USED IN) OPERATING ACTIVITIES:
   Net (loss)                                                        $ (8,465,016)   $ (7,135,954)   $  (5,800,575)   $ (50,159,925)
   Stock option compensation to consultants                                61,650         189,600           -               251,250
   Loss from Joint Venture                                                260,775         377,219          335,391        1,139,828
   Depreciation and amortization                                          275,234         288,829          257,315        1,642,670
   Impairment of investment in Joint Venture                               85,172          -                -                85,172
   Impairment of amount due from  Joint Venture                         1,407,461          -                -             1,407,461
   Amortization of discount on marketable securities                       -               26,365          (26,365)          -
   Increase in inventory                                               (1,819,393)     (2,587,717)        (131,498)      (4,538,608)
   (Increase) decrease in prepaid expenses and other current assets       (20,460)      3,831,751       (4,312,667)        (929,099)
   Decrease (increase) in long-term amount due from joint venture       1,684,167      (3,091,628)          -            (1,407,461)
   (Increase) decrease in other assets                                     70,606          21,746          108,476          (26,814)
   Increase (decrease) in accounts payable and accrued liabilities        342,708         343,578         (602,146)       1,741,384
                                                                     ------------    ------------    -------------   ---------------
         Net cash (used in) operating activities                     $ (6,117,096)   $ (7,736,211)   $ (10,172,069)   $ (50,794,142)
                                                                     =============   =============    ============== ===============


The accompanying notes are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                OCTOBER 31, 1999
                                ----------------

(1)      Nature of business and funding:
         -------------------------------

         Organization
         ------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise whose principal activities include the development, production and marketing of multi-functional encryption and telecommunications products under the Cryptele(TM) brand name. The first encryption products the Company has produced under the Cryptele(TM) brand name product line are the USS-900 (Universal Secure System) and the SCS-700 (Secure Communication System). The USS-900 is a hardware-based peripheral digital encryption system which incorporates a private label digital cryptographic chip to provide high-grade information encryption. The SCS-700 combines the USS-900 with a modified version of the Magicom(R) 2000, the Company's first developed product, to provide a secure telephone-based multi-functional telecommunications system incorporating the Company's E-Paper(TM) Flat Panel Display technology. The Company is also continuing its research and development activities for additional encryption products and flat panel display technologies in addition to its ultra-high resolution charged particle E-Paper(TM) flat panel display.

Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "SCE"), the Company's 55% owned joint venture in Shanghai, China, was established in 1995 to produce and market Magicom (R) 2000 for the Company.

         Funding and Management's Plans
         ------------------------------

Since its inception, the Company has met its liquidity and capital expenditure needs primarily through the proceeds from sales of its common stock in its initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. The Company is hopeful that with both the development of its new products and its increased marketing efforts, it will procure enough sales throughout fiscal 2000 to emerge from the development stage. However, there can be no assurance that the Company will be able to do so.

The Company's operations used approximately $6,117,000 in cash during fiscal 1999. As of October 31, 1999, working capital included approximately $2,076,000 of cash and marketable securities and approximately $955,000 (net of approximately $862,000 due to SCE) of accounts payable and accrued liabilities. The Company believes that these resources and other sources of cash flows will be sufficient to enable it to continue in operation until at least the end of fiscal 2000, after giving effect to certain reductions in operating expenses, as necessary. As of January 27, 2000, the Company had approximately $2,000,000 in cash and marketable securities. This balance reflects, in part, the proceeds from both the exercise of stock options and private placement stock sales, and non-refundable sales of products.

The Company is seeking to improve its liquidity through increased sales of its products. The Company may also seek to improve its liquidity through sales of its common stock. There can be no assurance that any of these plans will materialize at terms that will be favorable to the Company.

The Company has had limited sales to dealers, distributors and end-users since its inception, and during fiscal 1999 has recognized revenue of approximately $47,000 on fiscal 1999 sales. Despite the foregoing, there can be no assurance that the Company will generate significant revenues in the future (through sales or otherwise), that the Company will have sufficient revenues to generate a profit, or that other products will not be produced by other companies that will render the products of the Company obsolete.

The National Association of Securities Dealers, Inc. ("NASD") requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain its Nasdaq National Market listing, and a minimum bid price of at least $1.00 per share in order to maintain its Nasdaq listing. The Company anticipates that it will seek additional sources of funding, when necessary, to satisfy such requirements or for other purposes. There can be no assurance that such funding, if required, will be obtained. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and certain senior level personnel, will continue (Note 8).

         Realizability of Assets
         -----------------------

During the fiscal year ended October 31, 1999, the Company increased its inventory to approximately $4,539,000 to prepare for the distribution of its products. Management has recorded the Company's inventory at its current best estimate of net realizable value, which is based upon the historic and future selling prices of the Company's Magicom(R) 2000 units as packaged in the SCS-700, and the USS-900. To date, sales of the Company's product have been limited. Accordingly, there can be no assurance that the Company will not be required to further reduce the selling price of its inventory below its current carrying value in order to accomplish the Company's business strategies.

Inaddition, the Company's advances to SCE have funded the purchase of inventory components to manufacture the Magicom(R) 2000. Due to the uncertainty of realizing the amounts due from SCE, the Company has reserved for approximately $1,407,000 of this amount, which is shown net in the accompanying financial statements.

Inaccordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company has recognized a permanent impairment charge in the amount of $85,172 on its previously recorded investment in Joint Venture, due to the uncertainty of SCE generating enough future undiscounted cash flows to cover the carrying amount of the investment.

         Product Development
         -------------------

The Company has received 204 patents, including those from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2017. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. The foregoing patents are related to the design, structure and methods of construction of the E-PaperTM Flat Panel Display, methods of operating the E-PaperTM Flat Panel Display, particle generation, applications using the E-PaperTM Flat Panel Display, and new applications for its encryption products. The Company also has filed or is planning to file patent applications for its solid state, optical and thin film video color flat panel display technologies currently under development, for its coated particles, its USS-900 technology and for its simplified E-Paper(TM) Flat Panel Display. There can be no assurance that patents will be obtained for any of the pending applications; however, the Company has been advised by its patent counsel that in their opinion the subject matter of the pending applications contains patentable material. In addition, there can be no assurance that any patents held or obtained will protect the Company against competitors either with or without litigation. The Company is not aware that any of its products are infringing upon the patents of others. There can be no assurance, however, that other products developed by the Company, if any, will not infringe upon the patents of others, or that the Company and SCE will not have to obtain licenses under the patents of others. The Company believes that the foregoing patents are significant to the future operations of the Company.

During 1995, the Company signed a joint venture contract (the "Joint Venture Contract") to form a joint venture in Shanghai, China with a 20-year duration. With this agreement, SCE was formed with the Company owning a 55% share in capital, profits and losses. The remaining 45% is owned by two Chinese companies. Reference is made to Note 3 for a further discussion regarding SCE. Pursuant to a certain Technology License Agreement entered into on the same date as the Joint Venture Contract, the Company has licensed its flat panel application technology to SCE for exclusive use in China. The Company is solely authorized to market Joint Venture products outside of China. Additional capitalization, if necessary, may be financed through a combination of third party borrowings and equity investments contributed by the Company and its Joint Venture partners in proportion to their respective equity interests and on terms to be agreed upon.

The success and profitability of the Company's products will depend upon many factors, many of which are beyond its control. These factors include the capability of the Company to market its products, the Company's continuing ability to purchase the encryption chip for use in the USS-900, long-term product performance and the capability of the Company's dealers and distributors to adequately service the Company's products, the ability of the Company to maintain an acceptable pricing level to its customers for its products, the ability of suppliers to meet the Company's requirements and schedule, the Company's ability to obtain adequate supplies of substrates for the SCS-700, the Company's ability to successfully develop its new products under development, rapidly changing consumer preference, and the possible development of competitive products that could render the Company's products obsolete or unmarketable.

(2)  Summary of significant accounting policies:
     -------------------------------------------

         Revenue recognition-
         --------------------

The Company recognizes revenue upon final customer acceptance of its delivered product. At the present time, the Company defines final customer acceptance based upon the non-refundable payment of its product sales.

         Cash equivalents-
         -----------------

Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less.

         Marketable securities-
         ----------------------

The Company accounts for investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company is required to classify each investment in marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. The Company's investments at October 31, 1999, were classified as held-to-maturity as the Company has the ability and intent to hold these securities until they mature. As such, in accordance with SFAS No. 115, these investments are presented in the accompanying balance sheet at cost as of October 31, 1999. Accrued interest income related to these investments are included in earnings for the year ended October 31, 1999. As of October 31, 1998, the Company held no marketable securities.

         Inventories-
         ------------

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, which represents the Company's best estimate of market value.

         Property and equipment-
         -----------------------

Property and equipment, consisting primarily of engineering equipment, is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, primarily five years.

         Research and development costs-
         -------------------------------

Research and development costs incurred by the Company are included in selling, general and administrative expenses in the year incurred.

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

         Net (loss) per share of common stock-
         -------------------------------------

The Company complies with the provisions of SFAS No. 128, "Earnings Per Share". In accordance with SFAS 128, basic net (loss) per common share ("Basic EPS") is computed by dividing net (loss) by the weighted average number of common shares outstanding. Diluted net (loss) per common share ("Diluted EPS") is computed by dividing net (loss) by the weighted-average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the impact of common stock equivalents then outstanding would be anti-dilutive.

         Recent accounting pronouncements-
         ---------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999 (subsequently amended by SFAS No. 137, to be effective for all fiscal years beginning after June 15, 2000) and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet, measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of operations as the Company does not presently make use of derivative instruments.

         Use of estimates-
         -----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications-
         ------------------

Certain prior year amounts have been reclassified to conform with the current year presentation.

(3)  Investment in Joint Venture:
     ----------------------------

Due to the uncertainty of realizability of its investment, the Company has recognized in fiscal 1999 a permanent impairment charge of approximately $85,000 against the carrying value of this investment. Any additional investments in SCE by the Company will be directly expensed to the statement of operations.

The Company controls four of seven votes of the Joint Venture's board of directors. However, decisions involving the Joint Venture require either a unanimous or two-thirds vote of the Joint Venture's board of directors. Since the Company has significant influence over the Joint Venture's operations but does not have control, the Company has historically reflected its investment in the Joint Venture under the equity method of accounting.

The Company has contributed an aggregate of $1,225,000 in cash to SCE, and technology that has been valued for purposes of the Joint Venture at $700,000. SCE does not reflect the $700,000 in technology as an asset or equity investment in the condensed financial statements presented below. The other parties to the Joint Venture have contributed cash aggregating $1,575,000.


Condensed financial information for SCE as of October 31, 1999 and 1998 and for the three years ended October 31, 1999, is as follows:

                                    Condensed Balance Sheets                                  1999              1998
                                    ------------------------                                  ----              ----
          Cash                                                                           $      17,793    $      51,760
          Due from CopyTele, Inc.                                                              861,611          661,592
          Inventories                                                                        1,574,315        3,568,202
          Other current assets                                                                   5,812           68,581
          Land occupancy rights, net of amortization; fixed assets, net of
            depreciation, and other non-current  assets                                      1,928,121        2,105,583
                                                                                         -------------    -------------
                   Total Assets                                                          $   4,387,652    $   6,455,718
                                                                                         =============    =============

          Short-term loans                                                               $   1,080,268    $     999,316
          Accounts payable and accrued liabilities                                             310,726          338,052
          Due to CopyTele, Inc.                                                              2,269,072        3,916,628
          Capital                                                                              727,586        1,201,722
                                                                                         -------------    -------------
                   Total Liabilities and Capital                                         $   4,387,652    $   6,455,718
                                                                                         =============    =============

                      Condensed Statements of Operations                     1999             1998              1997
                      ----------------------------------                     ----             ----              ----

          Net Sales                                                    $        -        $      -         $      -
          Operating (Loss)                                                  (399,781)         (629,578)        (599,299)
          Other (Expense)                                                    (74,355)          (56,275)         (10,503)
                                                                       --------------    -------------    -------------
                   Net (Loss)                                          $    (474,136)    $    (685,853)   $    (609,802)
                                                                       ==============    =============    =============

The short-term loans from a Chinese bank bear interest at floating rates of approximately 5.86% to 7.13% per annum at October 31, 1999. These loans will mature in February 2000 and April 2000 and are secured by a land-use contract and building owned by SCE. An additional short-term loan of approximately $120,000 was obtained in November 1998, bearing a floating interest rate of approximately 5.86% and maturing in May 2000, of which approximately $80,000 remains outstanding as of October 31, 1999.

The cumulative net loss incurred by SCE since its inception (April 10, 1995) is $(2,072,414).

(4) Shareholders' Equity:
    ---------------------

         Sales of common stock and issuance of warrants-
         -----------------------------------------------

On April 30, 1999, the Company sold 400,000 shares of its common stock in two private placements at a price of $1.50 per share, or an aggregate of $600,000, of which 300,000 shares were sold to an individual who became a director of the Company in July, 1999. In conjunction with the sales of common stock, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $1.50 per share, which expire on April 30, 2001.

On September 8, 1999, the Company sold 900,000 shares of common stock in six private placements at a price of $1.00 per share, or an aggregate of $900,000, of which 200,000 shares were sold to a director of the Company. In conjunction with the sales of common stock, the Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $1.00 per share, which expire on September 8, 2001.

As of October 31, 1999, all of the warrants to purchase shares of common stock issued and outstanding were exercisable. At October 31, 1998, there were no outstanding warrants.

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

         Stock option plans-
         -------------------

The Company has two stock option plans: the 1987 Stock Option Plan (the "1987 Plan"), adopted by the Board of Directors on April 1, 1987, and the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), adopted by the Board of Directors on April 28, 1993.

SFAS No. 123,  "Accounting for Stock Based Compensation,"  encourages,  but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB")Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, no compensation cost has been recognized by the Company, as all option grants have been made at the fair market value of the Company's stock on the date of grant.

Had compensation cost for these plans been determined at fair value, consistent with SFAS No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:

                                                       For the Year Ended     For the Year Ended    For the Year Ended
                                                        October 31, 1999       October 31, 1998       October 31, 1997
                                                        ----------------       ----------------       ----------------
           Basic and Diluted

           Net (Loss):              As Reported            $    (8,465,016)       $    (7,135,954)       $    (5,800,575)
                                    Pro Forma              $   (10,560,690)       $   (11,041,940)       $   (15,706,850)

           Basic and Diluted

           Net (Loss) Per Share:    As Reported                  $(.14)                 $(.12)                   $(.10)
                                    Pro Forma                    $(.18)                 $(.19)                   $(.27)

Options granted to non-employee consultants are accounted for using the fair-value method required by SFAS No. 123. Compensation expense for consultants recognized in the years ended October 31, 1999 and 1998 was $61,650 and $189,600, respectively, was measured at the vesting date upon the Company's determination of performance commitment achievement and is included in selling, general and administrative expenses on the accompanying statements of operations. No such costs were incurred in the year ended October 31, 1997.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants for the years ended October 31, 1999 and 1998, respectively: risk free interest rates of 5.50%; expected dividend yields of 0%; expected lives of 3.53 and 3.23 years; and expected stock price volatility of 78% and 69%. The weighted-average fair value of options granted under SFAS No. 123 for the years ended October 31, 1999 and 1998 was $1.46 and $1.47, respectively.

In May 1987, the Company's shareholders approved the 1987 Plan which, after giving consideration to the five-for-four and the two two-for-one stock splits, as well as an amendment approved by shareholders in May 1990 to increase the number of shares issuable under the 1987 Plan, provided for the granting of stock options to purchase 9,000,000 shares of common stock of the Company. The 1987 Plan provided for the granting of incentive stock options to key employees, and nonqualified stock options to key employees, consultants and directors of the Company. The option prices were determined by the Board of Directors, but with respect to incentive stock options, the option price could not be less than the fair market value at the date of grant. The stock options are exercisable over a period not to exceed 10 years, also as determined by the Board of Directors. In July 1992, the Company registered the shares of common stock covered by the 1987 Plan. Upon approval of the 1993 Plan by the Company's shareholders in July 1993, the 1987 Plan was terminated with respect to the grant of future options.

Information regarding the 1987 Plan for the three years ended October 31, 1999 is as follows:


                                                                                                          Current Weighted
                                                                                                          Average Exercise
                                                                                         Shares           Price Per Share
             Shares Under Option at October 31, 1996                                       754,360               $4.75
               Exercised                                                                   (68,200)              $2.93
                                                                                    --------------
             Shares Under Option at October 31, 1997                                       686,160               $4.93
               Expired                                                                     (37,600)              $2.47
                                                                                    --------------
             Shares Under Option and Exercisable at October 31, 1998                       648,560               $5.08
               Expired                                                                     (67,760)              $5.00
                                                                                    --------------
             Shares Under Option and Exercisable at October 31, 1999                       580,800               $5.09
                                                                                    ==============

The following table summarizes information about stock options outstanding under the 1987 Plan as of October 31, 1999:

                                            Options Outstanding                               Options Exercisable
                          ---------------------------------------------------------   ---------------------------
                                Number          Weighted Average         Weighted           Number           Weighted
                             Outstanding           remaining              Average         Exercisable         Average
        Exercise Prices      at 10/31/99        Contractual Life      Exercise Price      at 10/31/99     Exercise Price
        ---------------      -----------        ----------------      --------------      -----------     --------------
             $3.09               120,000               0.04                  3.09            120,000             3.09
             $4.25                 6,800               1.79                  4.25              6,800             4.25
             $5.63               454,000               4.32                  5.63            454,000             5.63

The exercise price with respect to all of the options granted under the 1987 Plan since its inception, was at least equal to the fair market value of the underlying common stock at the date of grant. As of October 31, 1999, all of the options to purchase shares of common stock granted and outstanding under the 1987 Plan were exercisable.

On July 14, 1993, the Company's shareholders approved the 1993 Plan, which had been adopted by the Company's Board of Directors on April 28, 1993. The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares of the Company's common stock available for issuance thereunder from 6,000,000 to 20,000,000, after giving consideration to the two-for-one stock split in 1996. Incentive stock options and stock appreciation rights may be granted to key employees, and nonqualified stock options and stock appreciation rights may be granted to key employees and consultants of the Company. As amended, nonqualified stock options to purchase 40,000 shares of common stock will be granted annually to each re-elected non-employee director of the Company and 20,000 shares to each newly elected non-employee director. The 1993 Plan is administered by the Stock Option Committee, which determines the option price, term and provisions of each option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares and incentive stock options will not be exercisable for more than 10 years.

Information regarding the 1993 Plan for the three years ended October 31, 1999 is as follows:


                                                                                                    Current Weighted
                                                                                                    Average Exercise
                                                                                  Shares             Price Per Share
                Shares Under Option at October 31, 1996                           9,174,860               $5.32
                  Granted                                                         2,905,500               $4.73
                  Exercised                                                        (274,500)              $3.87
                  Canceled                                                         (265,500)              $5.87
                                                                               ------------
                Shares Under Option at October 31, 1997                          11,540,360               $5.19
                                                                                 ----------
                  Granted                                                         2,758,000               $2.82
                  Canceled                                                         (400,000)              $5.02
                  Expired                                                          (184,000)              $6.16
                  Exercised                                                         (10,000)              $2.81
                                                                               ------------
                Shares Under Option at October 31, 1998                          13,704,360               $4.71
                                                                                 ----------
                  Granted                                                         2,421,000               $1.46
                  Canceled                                                       (1,938,000)              $5.34
                  Expired                                                           (50,000)              $5.37
                  Exercised                                                        (886,200)              $1.53
                                                                               ------------
                Shares Under Option at October 31, 1999                          13,251,160               $4.22
                                                                                 ----------
                Options Exercisable at October 31, 1999                          12,424,160               $4.44
                                                                                 ==========

The following table summarizes information about stock options outstanding under the 1993 Plan as of October 31, 1999:

                                            Options Outstanding                                 Options Exercisable
                                            --------------------                               ---------------------


                                                     Weighted
                                   Number             Average            Weighted            Number            Weighted
               Range of         Outstanding          remaining            Average          Exercisable          Average
           Exercise Prices      at 10/31/99      Contractual Life     Exercise Price       at 10/31/99      Exercise Price
           ---------------      -----------      ----------------     --------------       -----------      --------------

            $1.31 to $3.38         5,203,800            6.98                $2.49             4,376,800          $2.70

            $3.63 to $5.75         5,631,360            6.14                $4.75             5,631,360          $4.75

            $6.38 to $6.88         2,416,000            4.36                $6.78             2,416,000          $6.78

The exercise price with respect to all of the options granted under the 1993 Plan since its inception, was at least equal to the fair market value of the underlying common stock at the grant date. As of October 31, 1999, 783,000 options were available for future grants under the 1993 Plan.

In December 1998, the Company cancelled and reissued 1,566,500 options to purchase the Company's common stock pursuant to the 1993 Plan, at the then current fair market value.

During the period from November 1, 1999 through January 27, 2000, there were cancellations of 750,200 options under the 1993 Plan. The Company also granted an additional 1,490,000 options to purchase the Company's common stock pursuant to the 1993 Plan during the period from November 1, 1999 through January 27, 2000.

From November 1, 1999 through January 27, 2000, options to purchase 640,000 shares of the Company's common stock were exercised for an aggregate amount of approximatly $540,000.

(5) Commitments and contingencies:
    ------------------------------
         Leases-
         -------
The Company leases space at its principal location for office and laboratory research facilities. The current lease is for approximately 11,200 square feet and expires on November 30, 2001. The lease contains base rentals of approximately $201,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. The Company has the right to cancel a portion of the lease as of November 30, 2000. This lease does not contain provisions for its renewal.

In February 1996, the Company entered into a five-year lease for approximately 2,300 square feet of office space. The lease expires on June 30, 2001 and is non-renewable. The base rent for the remaining term is approximately $56,000 per annum.

In October 1996, the Company entered into a lease for approximately 2,000 square feet of office and laboratory space near its principle offices. In May 1997, this lease was modified to add an additional facility of approximately 5,000 square feet of rental space and to extend the lease to June 30, 2000. The modified lease provided for escalating base rents of approximately $46,000, $48,000 and $50,000, respectively, for each year beginning July 1, 1997, and an escalation clause for increases in certain operating costs.

Rent expense for the years ended October 31, 1999, 1998, 1997 and for the period from inception (November 5, 1982) to October 31, 1999, was approximately $313,000, $287,000, $269,000 and $2,424,000, respectively.

(6) Employee pension plan:
    ----------------------
The Company adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of its present employees. Contributions, which are made to a trust, are based upon specified percentages of compensation, as defined in the plan. Pension cost, which was approximately $137,000, $123,000 and $102,000 and $805,000 for the fiscal years ended October 31, 1999, 1998, 1997 and for the period from the inception of the plan to October 31, 1999, respectively, has been accrued and funded on a current basis.

(7) Income taxes:
    -------------
At October 31, 1999, the Company had tax net operating loss and tax credit carryforwards of approximately $72,210,000 and $1,635,000, respectively, available, within statutory limits (expiring at various dates between 2000 and 2019), to offset any future regular Federal corporate taxable income and taxes payable. The principle differences between the net loss for financial statement purposes and the tax net operating loss attributable to the year ended October 31, 1999, were nondeductible expenses for tax purposes of joint venture receivable reserves and impairment. If the tax benefits relating to deductions of option holders' income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

The Company had tax net operating loss and tax credit carryforwards of approximately $63,706,000 and $124,000, respectively, at October 31, 1999, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 2000 and 2014 and the tax credit carryforwards expire between 2000 and 2009.

Deferred tax benefits at October 31, 1999 and 1998, which are fully offset by valuation allowances, primarily represent the estimated future tax effects of Federal and State net operating loss and tax credit carryforwards aggregating approximately $33,026,000 and $30,910,000, respectively.

During the period from inception (November 5, 1982) to October 31, 1999, the Company incurred no Federal and no material State income taxes.

(8) Selling, general and administrative expenses:
    ---------------------------------------------
While there is no formal agreement, the Company's Chairman of the Board and its President waived any and all rights to receive salary and related pension benefits for an undetermined period of time beginning November 1985. The aggregate annual expenses for these individuals at the time of such waivers were approximately $325,000.

Four other individuals, including an officer and three senior level personnel then employed at the Company, waived salary and related pension benefits from January 1987 through December 1990. While there are no formal agreements, commencing January 1991, these individuals waived such rights for an undetermined period of time and did not receive salary or related pension benefits through December 1992. The Company's Chairman of the Board, its President, and the three senior level personnel, continued to waive such rights beginning in January 1993, for an undetermined period of time. From February 1993 to September 1998, one additional employee also waived such salary and benefit rights. The aggregate annual expenses for these five individuals, then employed at the Company, at the time of their respective initial waivers were approximately $440,000. The Company does not anticipate the retroactive reinstatement of any of the salary or related pension benefit waivers indicated
above.                              F-20

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To CopyTele, Inc.:


We have audited, in accordance with generally accepted auditing standards, the financial statements of CopyTele, Inc. included in this filing and have issued our report thereon dated January 27, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /S/ ARTHUR ANDERSEN LLP




Melville, New York
January 27, 2000

SCHEDULE II
-----------

                                  COPYTELE, INC
                                  -------------
                        VALUATION AND QUALIFYING ACCOUNTS
                        ---------------------------------
                        (rounded to the nearest thousand)
                        ---------------------------------
                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                   -------------------------------------------

------------------------------------------------------------------------------------------------------------------
   Column A             Column B                  Column C                   Column D                  Column E
------------------------------------------------------------------------------------------------------------------
                                                 Additions
------------------------------------------------------------------------------------------------------------------

                       Balance at             Charged to costs                                        Balance at
 Description       beginning of period           and expenses                Deductions              end of period
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

        1999
        ----
Reserve on amounts due
from Joint Venture      $   -                    $1,407,000                   $   -                  $  1,407,000
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

       1998
       ----
Reserve on amounts due
from Joint Venture      $  -                      $   -                       $   -                   $     -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

        1997
        ----
Reserve on amounts due
from Joint Venture      $  -                      $   -                       $   -                   $     -
--------------------------------------------------------------------------------------------------------------------


This schedule should be read in conjunction with the accompanying financial statements and notes thereto.