Form 10-Q
period 2000-01-31
COPYTELE INC
filed 2000-03-15
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 2000
                               ----------------

Commission file number 0-11254
                       -------
                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                 11-2622630
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)


       900 Walt Whitman Road
       Melville, NY                                                 11747
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                 (631) 549-5900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes X       No
                                ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock, par value
$.01 per share, outstanding as of March 10, 2000:            62,744,776  shares
                                                             -------------------

                                TABLE OF CONTENTS
                                -----------------


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of January 31, 2000 (Unaudited) and October 31, 1999

         Condensed Statements of Operations (Unaudited) for the three months ended January 31, 2000 and January 31, 1999, and for the period from November 5, 1982 (Inception) through January 31, 2000

         Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through January 31, 2000

         Condensed Statements of Cash Flows (Unaudited) for the three months ended January 31, 2000 and January 31, 1999, and for the period from November 5, 1982 (Inception) through January 31, 2000

         Notes to Condensed Financial Statements (Unaudited)

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

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                         Part I - FINANCIAL INFORMATION
                         ------------------------------
Item 1. Financial Statements.
        ---------------------

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                            CONDENSED BALANCE SHEETS
                            -------------------------

                                                                                                   Unaudited
                                                                                                  January 31,       October 31,
                                ASSETS                                                               2000              1999
                                ------                                                            ----------        -----------
CURRENT ASSETS:
  Cash (including cash equivalents and interest bearing accounts of
    $2,047,925 and $1,531,254, respectively)                                                      $2,124,390        $1,587,830
  Marketable securities, at cost                                                                       -               488,038
  Inventory                                                                                        4,356,490         4,538,608
  Prepaid expenses and other current assets (including amounts due from
    Joint Venture of approximately $862,000)                                                       1,088,662           929,099
                                                                                                  -----------        ---------
                      Total current assets                                                         7,569,542         7,543,575


PROPERTY AND EQUIPMENT (net of accumulated depreciation
  and amortization of $1,693,279 and $1,627,012, respectively)                                       468,469           531,155


OTHER ASSETS                                                                                          26,668            26,814


DEFERRED TAX BENEFITS (net of valuation allowance of
  $33,652,000 and $33,026,000, respectively)                                                            -                 -
                                                                                                   -----------      -----------
                                                                                                   $8,064,679       $8,101,544
                                                                                                   ===========      ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable (including amounts due to Joint Venture of
    approximately $862,000)                                                                        $1,674,359       $1,546,494
  Accrued liabilities                                                                                 300,660          270,273
                                                                                                   ----------        ---------
                       Total current liabilities                                                    1,975,019        1,816,767

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share; authorized 500,000 shares;
    no shares outstanding                                                                                 -                -
  Common stock, par value $.01 per share; authorized 240,000,000
   shares; outstanding 61,292,076 and 60,057,376  shares, respectively                                612,921          600,574
  Additional paid-in capital                                                                       56,971,318       55,844,128
  Accumulated (deficit) during development stage                                                  (51,494,579)     (50,159,925)
                                                                                                  ------------     ------------
                                                                                                    6,089,660        6,284,777
                                                                                                  ------------     ------------
                                                                                                   $8,064,679       $8,101,544
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



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------


                                                                          For the three months                   For the period from
                                                                           ended January 31,                       November 5, 1982
                                                            ------------------------------------------------     (inception) through
                                                                    2000                      1999                 January 31, 2000
                                                            ---------------------     ----------------------   ---------------------

SALES                                                              $276,792                 $   -                       $323,669

COST OF SALES                                                       207,065                     -                        244,369
                                                            ---------------------     ----------------------    --------------------
  Gross profit                                                       69,727                     -                         79,300

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, (including
  research and development expenses of approximately
  $641,000, $728,000 and $32,115,000, respectively)               1,422,369                  1,415,282                55,297,220
                                                            ---------------------     ----------------------    --------------------


LOSS FROM AND IMPAIRMENT OF INVESTMENT IN JOINT VENTURE                -                        68,628                 1,225,000
                                                            ---------------------     ----------------------   ---------------------

INTEREST INCOME                                                      17,988                     52,827                 4,948,341
                                                            ---------------------     ----------------------   ---------------------

NET (LOSS)                                                      $(1,334,654)               $(1,431,083)             $(51,494,579)
                                                            =====================     ======================   =====================

NET (LOSS) PER SHARE OF COMMON STOCK: Basic and Diluted              $(0.02)                    $(0.02)                   $(1.08)
                                                            =====================     ======================   =====================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: Basic and
  Diluted                                                        60,327,102                  57,920,672               47,552,308
                                                            =====================     ======================   =====================

The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JANUARY 31, 2000 (UNAUDITED)
 -------------------------------------------------------------------------------------




                                                                                                   Additional        Accumulated
                                                                         Common Stock               Paid-in       (Deficit) During
                                                                      Shares     Par Value          Capital       Development Stage
                                                               --------------------------------    -----------   -------------------
BALANCE, November 5, 1982 (inception)                                   -        $      -             $   -          $    -
Sale of common stock, at par, to incorporators on November
  8,  1982                                                         1,470,000          14,700              -               -
Sale of common stock, at $.10 per share, primarily to
  officers and employees from November 9, 1982 to November
  30, 1982                                                           390,000           3,900            35,100            -
Sale of common stock, at $2 per share, in private offering
  from  January 24, 1983 to March 28, 1983                           250,000           2,500           497,500            -
Sale of common stock, at $10 per share, in public offering on
  October 6, 1983, net of underwriting discounts of $1 per
  share                                                              690,000           6,900         6,203,100            -
Sale of 60,000 warrants to representative of underwriters, at
  $.001 each, in conjunction with public offering                       -                -                  60            -
Costs incurred in conjunction with private and public
  offerings                                                             -                -            (362,030)           -
Common stock issued, at $12 per share, upon exercise of
  57,200 warrants from February 5, 1985 to October 16, 1985,
  net of registration costs                                           57,200             572           630,845            -
Proceeds from sales of common stock by individuals from
  January 29, 1985 to October 4, 1985 under agreements with
  the Company, net of costs incurred by the Company                     -                -             298,745
Restatement as of October 31, 1985 for three-for-one stock
  split                                                            5,714,400          57,144           (57,144)           -
Common stock issued, at $4 per share, upon exercise of 2,800
  warrants in December 1985                                            8,400              84            33,516            -
Sale of common stock, at market, to officers on January 9,
  1987 and April 22, 1987 and to members of their immediate
  families on July 28, 1987                                           67,350             674           861,726            -
Restatement as of July 31, 1987 for five-for-four stock split      2,161,735          21,617           (21,617)
Fractional share payments in conjunction with five-for-four
  stock split                                                           -                 -             (1,345)           -
Sale of common stock, at market, to members of officers'
  immediate families from September 10,1987 to December 4,
  1990 and to officers on October 29, 1987 and February 26,
  1989                                                               628,040             6,280       6,124,031            -
Sale of common stock, at market, to senior level
  personnel on February 26, 1989                                      29,850               299         499,689            -

                                                                                                                       Continued

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JANUARY 31, 2000 (UNAUDITED)
 -------------------------------------------------------------------------------------


                                    Continued
                                    ---------





                                                                                                  Additional        Accumulated
                                                                         Common Stock               Paid-in       (Deficit) During
                                                                      Shares     Par Value          Capital       Development Stage
                                                               --------------------------------   -------------  -------------------
Sale of common stock, at market, to unrelated party on
  February 26, 1989 amended on March 10, 1989                         35,820           358           599,627              -
Restatement as of January 31, 1991 for
  two-for-one stock split                                         11,502,795       115,028          (115,028)             -
Sale of common stock, at market, to members of officers'
  immediate families from April 26, 1991 to October 27, 1992         261,453         2,615         2,788,311              -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates from September 1993 through March 1996                       579,800         5,798         2,651,462              -
Common stock issued upon exercise of stock options
  from December 16, 1992 to June 12, 1996                          4,535,340        45,353        28,197,223              -
Restatement as of June 17, 1996 for two-for-one stock split       28,382,183       283,822          (283,822)
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates in July and October, 1996, and March 1997                    206,610         2,066         1,062,167              -
Common stock issued upon purchase of equipment                        15,000           150            74,850
Common stock issued upon exercise of stock options
 from July 1996 to January 2000 under stock option plans,
 net of  registration costs                                        2,586,100        25,861         5,093,872              -
Sale of common stock, at market, to a related party and other unrelated parties in April and September, 1999 and January
 2000                                                              1,720,000        17,200         1,803,380              -
Stock options granted to consultants                                    -              -             357,100              -
Accumulated (deficit) during development stage                          -              -                -             (51,494,579)
                                                               --------------    ------------   ----------------    ----------------
BALANCE, January 31, 2000                                         61,292,076      $612,921       $56,971,318         $(51,494,579)
                                                               ==============    ============   ================    ================


The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------


                                                                               For the three
                                                                               months ended                      For the period from
                                                                                January 31,                        November 5, 1982
                                                               ----------------------------------------------    (inception) through
                                                                      2000                      1999               January 31, 2000
                                                               --------------------      --------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and consultants                 $(1,161,035)              $(1,417,535)                $(56,922,889)
Cash received from customers                                         151,945                     -                          198,822
Interest received                                                     27,506                    49,883                    4,948,341
                                                               --------------------      --------------------    -------------------
Net cash (used in) operating activities                             (981,584)               (1,367,652)                 (51,775,726)
                                                               --------------------      --------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and
  equipment                                                           (3,581)                   (8,302)                  (2,027,023)
Disbursements to acquire certificates of deposit and
  marketable securities                                                 -                     (489,444)                 (13,534,037)
Proceeds from maturities of investments                              488,038                      -                      13,534,037
Investment made in Joint Venture                                        -                         -                      (1,225,000)
                                                               --------------------      --------------------    -------------------
Net cash provided by (used in) investing activities                  484,457                  (497,746)                  (3,252,023)
                                                               --------------------      --------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants, net of
  underwriting discounts of $690,000 related to initial
  public offering in October 1983                                       -                         -                      17,647,369
Proceeds from exercise of stock options and warrants, net of
  registration disbursements                                         687,607                   838,650                   37,748,820
Proceeds from sales of common stock in private
  placements, net of listing fees                                    346,080                      -                       1,820,580
Proceeds from sales of common stock by
  individuals under agreements with the
  Company, net of disbursements made by the
  Company                                                               -                         -                         298,745
Disbursements made in conjunction with sales of stock                   -                         -                        (362,030)
Fractional share payments in conjunction with stock split               -                         -                          (1,345)
                                                               --------------------      --------------------    -------------------
Net cash provided by financing activities                           1,033,687                   838,650                  57,152,139
                                                               --------------------      --------------------    -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  536,560                (1,026,748)                  2,124,390

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,587,830                 5,406,017                       -
                                                               --------------------      --------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $2,124,390                $4,379,269                  $2,124,390
                                                               ====================      ====================    ===================
                                                                                                                          Continued



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                    Continued
                                    ---------

                                                                          For the three
                                                                          months ended                        For the period from
                                                                           January 31,                          November 5, 1982
                                                           --------------------------------------------       (inception) through
                                                                      2000                     1999             January 31, 2000
                                                           -------------------      -------------------     ------------------------
RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
  OPERATING ACTIVITIES:
Net (loss)                                                       $(1,334,654)             $(1,431,083)                 $(51,494,579)
Loss from Joint Venture                                               -                        68,628                     1,139,828
Stock option compensation to consultants                             105,850                   61,650                       357,100
Depreciation and amortization                                         66,267                   72,054                     1,708,937
Impairment of investment in Joint Venture                             -                          -                           85,172
Impairment of amounts due from Joint
  Venture                                                             -                          -                        1,407,461
Decrease (increase) in inventory                                     182,118                 (272,295)                   (4,356,490)
(Increase) decrease in prepaid expenses and
  other current assets                                              (159,563)                 125,036                    (1,088,662)
Decrease (increase) in long term amount due from Joint
  Venture                                                             -                       111,983                    (1,407,461)
Decrease (increase) in other assets                                      146                   (5,494)                      (26,668)
Increase (decrease) in accounts payable and accrued
  liabilities                                                        158,252                  (98,131)                    1,899,636
                                                           -------------------      -------------------     ------------------------
Net cash (used in) operating activities                            $(981,584)             $(1,367,652)                 $(51,775,726)
                                                           ===================      ===================     ========================

The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                        (Development Stage Enterprise)
                        ------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                          JANUARY 31, 2000 (UNAUDITED)
                          ----------------------------

(1)      Nature of business and other disclosures:
         ----------------------------------------
         Organization
         ------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise whose principal activities include the development, production and marketing of multi-functional encryption and telecommunications products under the Cryptele(TM) brand name. The first encryption products the Company has produced under the Cryptele(TM) brand name product line are the USS-900 (Universal Secure System) and the SCS-700 (Secure Communication System). The USS-900 is a hardware-based peripheral digital encryption system which incorporates a private label digital cryptographic chip to provide high-grade information encryption. The SCS-700 combines the USS-900 with a modified version of the Magicom(R)2000, the Company's first developed product, to provide a secure telephone-based multi-functional telecommunications system incorporating the Company's E-Paper(TM) Flat Panel Display technology. The Company is also continuing its research and development activities for additional encryption products and flat panel display technologies in addition to its ultra-high resolution charged particle E-Paper(TM) flat panel display.

Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "Shanghai CopyTele"), the Company's 55% owned joint venture in Shanghai, China, was established in 1995 to produce and market Magicom(R) 2000 for the Company.

         Realizability of Assets
         -----------------------

Management has recorded the Company's inventory at its current best estimate of net realizable value, which is based upon the historic and future selling prices of the Company's Magicom(R) 2000 units as packaged in the SCS-700 and the USS-900. To date, sales of the Company's product have been limited. Accordingly, there can be no assurance that the Company will not be required to further reduce the selling price of its inventory below its current carrying value in order to accomplish the Company's business strategies.

In addition, the Company's advances to Shanghai CopyTele have funded the purchase of inventory components to manufacture the Magicom(R) 2000. Due to the uncertainty of realizing the amounts due from Shanghai CopyTele, the Company has reserved for approximately $1,407,000 of this amount at January 31, 2000 and October 31, 1999, which is shown net in the accompanying financial statements.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the

Company has recognized a permanent impairment charge at October 31, 1999 in the amount of $85,172 on its previously recorded investment in Joint Venture, due to the uncertainty of Shanghai CopyTele generating enough future undiscounted cash flows to cover the carrying amount of the investment.

The success and profitability of the Company's products will depend upon many factors, many of which are beyond the Company's control. These factors include the capability of the Company to market its products, the Company's continuing ability to purchase the encryption chip for use in the USS-900, the production capability of the Company and its suppliers as required, long-term product performance and the capability of the Company's dealers and distributors to adequately service the Company's products, the ability of the Company to maintain an acceptable pricing level to its customers for its products, the ability of suppliers to meet the Company's requirements and schedule, the Company's ability to obtain adequate supplies of substrates for the SCS-700, the Company's ability to successfully develop its new products under development, rapidly changing consumer preference, and the possible development of competitive products that could render the Company's products obsolete or unmarketable.

         Basis of Presentation
         ---------------------

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information contained herein is for the three month periods ended January 31, 2000 and 1999 and for the period from November 5, 1982 (inception) through January 31, 2000. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

The results of operations for interim periods may not necessarily reflect the annual operations of the Company. Reference is made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, for more extensive disclosures than contained in these condensed financial statements.

             Amounts Due from Joint Venture
             ------------------------------

The amounts due from the Joint Venture of approximately $862,000 as of January 31, 2000 and October 31, 1999, represents advances for parts inventory, such as the flat panel assembly components, purchased by the Company on behalf of Shanghai CopyTele which are incorporated into the Magicom(R) 2000 product.

(2)          Joint Venture:
             --------------

             Investment in Joint Venture
             ---------------------------

Due to the uncertainty of realizability of its investment, the Company recognized a permanent impairment charge in fiscal 1999 against the carrying value of this investment.

The Company is not legally liable for the obligations of the Joint Venture beyond its initial cash capital contribution of $1,225,000. Therefore, the Company has discontinued recording its share of any of the Joint Venture's losses since October 31, 1999. Should the Joint Venture subsequently report income, the Company will begin accruing income only after the cumulative income exceeds the unrecorded losses and original investment. Any additional investments in Shanghai CopyTele by the Company will be directly expensed to the statement of operations.

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

The Company has contributed an aggregate of $1,225,000 in cash to Shanghai CopyTele, and technology that has been valued for purposes of the Joint Venture at $700,000. Shanghai CopyTele does not reflect the $700,000 in technology as an asset or equity investment in their financial statements. The other parties to the Joint Venture have contributed cash aggregating $1,575,000.

Condensed Statements of Operations for the three month periods ended January 31, 2000 and 1999 are as follows:


          Condensed Statements of Operations
          ----------------------------------
                   (Unaudited)
                   -----------                                                        For the three months ended
                                                                            ------------------------------------------
                                                                                January 31,             January 31,
                                                                                   2000                    1999
                                                                            -----------------       ------------------
          Net Sales                                                          $       -                $      -
          Operating (Loss)                                                        (48,380)               (104,471)
          Other Income (Expense)                                                  (19,148)                (20,308)
                                                                            -----------------       ------------------
                   Net (Loss)                                                $    (67,528)            $  (124,779)
                                                                            =================       ==================

The cumulative net (loss) incurred by Shanghai CopyTele since its inception on April 10, 1995 is $(2,139,942).

(3)      Shareholders' Equity:
         ---------------------

         Stock option plans:
         -------------------

The Company has two stock option plans, the 1987 Stock Option Plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), and the CopyTele, Inc. 1993 Stock Option Plan, adopted by the Board of Directors on April 28, 1993 (the "1993 Plan"). The 1987 Plan has been terminated other than with respect to outstanding stock options thereunder.

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

Options granted to non-employee consultants are accounted for using the fair-value method required by SFAS No. 123. Compensation expense recognized in the three months ended January 31, 2000 and January 31, 1999 was $105,850 and $61,650, respectively, and is included in general and administrative expenses for the periods.

         Sales of common stock and issuance of warrants:
         -----------------------------------------------

On April 30, 1999, the Company sold 400,000 shares of its common stock in two private placements at a price of $1.50 per share, or an aggregate of $600,000, of which 300,000 shares were sold to an individual who became a director of the Company in July 1999. In conjunction with the sales of common stock, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $1.50 per share, which expire on April 30, 2001.

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

On January 5, 2000, the Company sold 420,000 shares of common stock in a private placement at a price of $0.844 per share, or an aggregate of $354,480. In conjunction with the sales of common stock, the Company issued warrants to purchase 420,000 shares of common stock at an exercise price of $0.844 per share, which expire on January 5, 2002.

As of January 31, 2000, all of the aforementioned warrants to purchase shares of common stock issued and outstanding were exercisable. At January 31, 1999, there were no outstanding warrants.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------

                      Condition and Results of Operations.
                      ------------------------------------

         Forward-Looking Statements
         --------------------------

Information  included  in  this  Quarterly  Report  on  Form  10-Q  may  contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes", "expects", "intends", "plans", "anticipates", "likely", "will", and similar expressions to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in "General Risks and Uncertainties" below and Note 1 to the Company's Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

         General
         -------

We have been a development stage company since our inception on November 5, 1982. Our principal activities include the development, production and marketing of USS-900, a hardware based peripheral digital encryption device, and the SCS-700, which combines the USS-900 with a modified Magicom(R)2000 to provide a secure telephone based multi-functional telecommunications product incorporating our E-Paper(TM)flat panel display technology. We are also continuing our research and development activities for additional encryption products, and other ultra-high resolution flat panel displays, including video and color displays, and coated particles which could potentially be used by manufacturers of toners and pigments. We cannot assure you, however, that our efforts in these areas will be successful. We also cannot assure you that we will generate significant revenues in the future, that we will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render our products obsolete or unmarketable.

We are producing and have commenced a marketing program for the USS-900 and the SCS-700. The USS-900 uses the Harris Corporation digital cryptographic chip - the Citadel(TM)CCX - which is capable of providing high-grade information encryption. Harris is supplying the chip under a three year agreement at a negotiated price based in part on sales of the USS-900. We have produced a limited number of the USS-900s with the assistance of a U.S. based sub-contractor. Shanghai CopyTele produces the modified Magicom(R) 2000 for the SCS-700 system. Shanghai CopyTele also supplied us with a portion of the electronic components, sub-assemblies and accessories for the USS-900.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to our Financial Statements and the notes thereto.

         Results of Operations
         ---------------------

We sell our USS-900, SCS-700 and Magic Printer products to end-users directly and through a distributor/dealer network. We have had limited sales to our dealers, distributors and other customers to support our operations since our inception. We are currently recognizing revenue on our non-refundable sales. We are hopeful, although there is no assurance, that with an increased marketing effort for our existing products and our new products under development, we will procure sufficient sales during fiscal 2000 to emerge from the development stage.

Sales for the three month period ended January 31, 2000 were approximately $277,000. No sales were recognized for the comparable period in fiscal 1999. Cost of sales and gross profit were approximately $207,000 and $70,000, respectively, for the three month period ended January 31, 2000 with no comparable amounts in the fiscal 1999 period. Selling, general and administrative expenses, excluding the loss from Shanghai CopyTele, for the three months ended January 31, 2000, and 1999 and for the period from November 5, 1982 (inception) through January 31, 2000 were approximately $1,422,000, $1,415,000 and $55,297,000, respectively. These amounts include research, development and tooling costs of approximately $641,000, $728,000 and $32,115,000, respectively, as well as normal operating expenses.

Selling, general and administrative expenses, excluding the loss from Shanghai CopyTele, increased by approximately $7,000, from approximately $1,415,000 in the fiscal 1999 period to approximately $1,422,000 in the fiscal 2000 period. Expenditures for research and development for video and color flat panel displays, compensation costs, engineering supplies and travel related expenses decreased in the fiscal 2000 period as compared to the fiscal 1999 period. These decreases were offset by increases in professional fees, marketing costs, and stock based compensation to consultants.

Employee compensation and related costs decreased in the fiscal 2000 period as compared to the fiscal 1999 period principally as a result of certain cost reductions. These reductions were offset by the hiring of three additional sales and marketing employees whose cost were incurred in the fiscal 2000 period but not the fiscal 1999 period. Payroll taxes and pension costs also decreased as a result of the decreased compensation costs. Other employee benefit programs increased as a result of rate increases in the fiscal 2000 period. Engineering supplies decreased in the fiscal 2000 period as compared to the comparable fiscal 1999 period primarily as a result of reduced purchases of components used to develop the USS-900 in the fiscal 1999 period. Engineering service costs decreased in the fiscal 2000 period as compared to the comparable fiscal 1999 period as a result of completing the development of the USS-900. Research and development costs for flat panel displays decreased in the aggregate during the comparable periods principally as a result of lower costs incurred in connection with the development of our video and color displays.

Marketing costs increased in the fiscal 2000 period as compared to the comparable fiscal 1999 period as a result of the launch of the USS-900 and the SCS-700. However, travel and entertainment costs decreased slightly. Professional fees were higher in the fiscal 2000 period as compared to the comparable fiscal 1999 period as a result of higher fees incurred for patent related services and legal and accounting services. Rents also increased as a result of the leasing of additional storage space. Insurance expense increased in the fiscal 2000 period as a result of higher levels of coverage and the addition of one policy. Our non-cash charge to earnings for stock based compensation to consultants was higher in the fiscal 2000 period as compared to the comparable fiscal 1999 period.

Shanghai CopyTele's loss for the three months ended January 31, 2000 and 1999 and for the period from April 10, 1995 (Shanghai CopyTele's inception) through January 31, 2000 were approximately $68,000, $125,000 and $2,140,000, respectively. The decrease in the loss for the fiscal 2000 period from the fiscal 1999 period of approximately $57,000 was primarily the result of cost reductions and limited production activity with respect to producing panel assemblies and Magicom(R) 2000 for the SCS-700 program. A permanent impairment charge was recognized on our investment in Shanghai CopyTele in the fiscal year ended October 31, 1999 due to the uncertainty of Shanghai CopyTele generating sufficient future undiscounted cash flows to cover the carrying amount of our investment. The Company is not legally liable for the obligations of the Joint Venture beyond its initial cash capital contribution of $1,225,000. Therefore, the Company has discontinued recording its share of any of the Joint Venture's losses since October 31, 1999. Should the Joint Venture subsequently report income, the Company will begin accruing income only after the cumulative income exceeds the unrecorded losses and original investment. Additional investments in Shanghai CopyTele are directly expensed to the statements of operations.

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

The decrease in interest income of $35,000 from approximately $53,000 during the fiscal 1999 period as compared to approximately $18,000 during the fiscal 2000 period resulted primarily from a decrease in average funds available for investment and a slight decrease in interest rates. Funds available for investment during the fiscal 2000 and 1999 periods, on a monthly weighted average basis, were approximately $1,640,000 and $4,641,000, respectively. The investment instruments selected by us are principally money market accounts and treasury investments.

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

For the three month periods ended January 31, 2000 and 1999, we received proceeds aggregating approximately $688,000 and $839,000, respectively, from the exercise of stock options to purchase shares of our common stock. During the three month period ended January 31, 2000, we also received proceeds of approximately $354,000 from sales of our common stock in a private placement. During the period from February 1, 2000 through March 13, 2000, we received proceeds aggregating approximately $2,338,000 from the exercise of stock options pursuant to the 1993 Stock Option Plan and approximately $304,000 from the sales of our common stock in private placements. Working capital decreased by approximately $132,000 from approximately $5,727,000 at October 31, 1999 to approximately $5,595,000 at January 31, 2000 as a result of the loss incurred for the period offset by the proceeds received during the same period.

Our operations used approximately $982,000 in cash during the three month period ended January 31, 2000. As of January 31, 2000, our working capital included approximately $2,124,000 of cash and approximately $1,113,000 (net of approximately $862,000 due to Shanghai CopyTele) of accounts payable and accrued liabilities. Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our cash resources, including cash received from February 1, 2000 to March 13, 2000, will be sufficient to continue operations through the first quarter of fiscal 2001. We anticipate that, thereafter, we will continue to require additional funds to continue our marketing, and research and development activities if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings, or that if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

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

The NASD requires that we maintain a minimum of $4 million of net tangible assets to maintain our Nasdaq National Market listing. If our stock were delisted, the delisting could potentially have an adverse affect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. Our net tangible assets as of January 31, 2000 were approximately $6,090,000. We anticipate that we may require additional funds to maintain the NASD net tangible assets requirement. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from equity financings, or that if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional equity financings.

Shanghai CopyTele required an initial aggregate capital investment of $3,500,000 from the parties to the joint venture. The Joint Venture Agreement contemplates an additional $3,500,000 of funding which may be borrowed from banks, of which $1,085,000 has been borrowed to date. Short-term loans aggregating the $1,085,000 are from a Chinese bank, secured by the building and a land-use contract with the Land Administration Bureau of Shanghai County, and from one of the Chinese parties. We have contributed $1,225,000 in cash, and technology valued for the purposes of Shanghai CopyTele at $700,000, and the Chinese parties contributed $1,575,000 in cash to Shanghai CopyTele. Shanghai CopyTele may require additional capitalization depending upon the nature and extent of its business activities. We can give you no assurance that adequate funds will be available to Shanghai CopyTele, including any future capital contributions, if any, beyond its initial capital contributions or that, if available, Shanghai CopyTele will be able to obtain such funds on favorable terms and conditions.

We have recorded our inventory at management's current best estimate of its net realizable value, which is based upon the historic and future selling price of our products. To date, sales of our products have been limited. Accordingly, we can give you no assurance that we will not have to further reduce the selling prices of our inventory below its current carrying value to accomplish our business strategies.

As of January 31, 2000, we owed Shanghai CopyTele approximately $862,000 which when paid could be used by Shanghai CopyTele to repay us. Sales of units by Shanghai CopyTele to us may result in an increase in our inventory before the units are then sold by us in the ordinary course of our business.

         General Risks and Uncertainties
         -------------------------------

We have had limited sales to dealers, distributors and other customers to support our operations since our inception. We have expended approximately $32 million for research and development since our inception. We have had net losses and negative cash flow from operations in each year of our business since inception and we may continue to incur substantial losses and experience substantial negative cash flows from operations.

Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our cash resources, including cash received from February 1, 2000 to March 13, 2000, will be sufficient to continue operations through the first quarter of fiscal 2001. We anticipate that, thereafter, we may continue to require additional funds to continue our marketing, research and development activities, if cash generated from operations is insufficient to satisfy our liquidity requirements. We may seek to sell debt or equity securities or to obtain a line of credit, if needed. In addition, we may need to raise additional equity financing to satisfy an NASD requirement that we have a minimum of $4 million of net tangible assets to maintain our Nasdaq National Market listing. The NASD also requires that we maintain a minimum bid price of at least $1.00 per share in order to continue our listing. If our stock were delisted, the delisting could potentially have an adverse affect on the market price of our common stock and the liquidity of our shares. We cannot give you any assurance that additional financing, if needed, will be available to us or that, if available, we will be able to obtain additional financing on favorable terms and conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Our encryption products are only in their initial stages of production and marketing. The success and profitability of these products will depend upon many factors, many of which are beyond our control, including: our ability to successfully market the USS-900 and SCS-700; our continuing ability to purchase the Citadel(TM) CCX encryption chip from Harris for use in the USS-900; our production capabilities and those of our suppliers as required for the production of the USS-900, and the modified Magicom(R) 2000 for the SCS-700; long-term product performance and the capability of our dealers and distributors to adequately service our products; our ability to maintain an acceptable pricing level to end-users for our products; the ability of suppliers to meet our requirements and schedule; our ability to obtain adequate supplies of substrates for the SCS-700; our ability to successfully develop our new products under development, particularly our new encryption products; rapidly changing consumer preferences; and the possible development of competitive products that could render our products obsolete or unmarketable. Consequently, we cannot give you any assurance that we will generate sufficient revenues to support our operations in the future or that we will have sufficient revenues to generate profits.

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

               PART II  OTHER INFORMATION
                        -----------------



    Item 6. Exhibits and Reports on Form 8-K.
            ---------------------------------

          (a)     Exhibits
                  --------

                  27 - Financial Data Schedule

          (b)     Reports on Form 8-K.
                  --------------------

                  No current report on Form 8-K was filed for the Company during the first quarter of its fiscal year ended January 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CopyTele, Inc.



                                    By: DENIS A. KRUSOS
                                       -----------------------------------------
                                    Denis A. Krusos
                                    Chairman of the Board,
                                    Chief Executive Officer
                                    and Director (Principal Executive
March 15, 2000                      Officer)

                                    By: FRANK J. DISANTO
                                       -----------------------------------------
                                    Frank J. DiSanto
March 15, 2000                      President and Director

                                    By: GERALD J. BENTIVEGNA
                                       -----------------------------------------
                                    Gerald J. Bentivegna
                                    Vice President - Finance,
                                    Chief Financial Officer and
                                    Director (Principal Financial
March 15, 2000                      and Accounting Officer)