Form 10-Q
period 2000-04-30
COPYTELE INC
filed 2000-06-13
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 2000
                               --------------

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


                            Yes X             No
                               ---              ---




     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock, par value
$.01 per share, outstanding as of June 7, 2000:              63,084,526   shares
                                                             -------------------

                                TABLE OF CONTENTS
                                -----------------


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of April 30, 2000 (Unaudited) and October 31, 1999

         Condensed Statements of Operations (Unaudited) for the six months ended April 30, 2000 and 1999, and for the period from November 5, 1982 (Inception) through April 30, 2000

         Condensed Statements of Operations (Unaudited) for the three months ended April 30, 2000 and 1999

         Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through April 30, 2000

         Condensed Statements of Cash Flows (Unaudited) for the six months ended April 30, 2000 and 1999, and for the period from November 5, 1982 (Inception) through April 30, 2000

         Notes to Condensed Financial Statements (Unaudited)

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

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
        --------------------

                                  COPYTELE,INC.
                                  -------------
                         (Development Stage Enterprise)
                         ------------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                                     Unaudited
                                                                                      April 30,        October 31,
                              ASSETS                                                    2000              1999
                              ------                                                 ---------         -----------
CURRENT ASSETS:
  Cash (including cash equivalents and interest bearing accounts of
    $3,456,336 and $1,531,254, respectively)                                         $3,588,909         $1,587,830
  Marketable securities, at cost                                                         96,873            488,038
  Inventory                                                                           4,360,349          4,538,608
  Prepaid expenses and other current assets (including amounts due from
    Joint Venture of approximately $862,000)                                          1,264,098            929,099
                                                                                      ---------            -------
                      Total current assets                                            9,310,229          7,543,575


PROPERTY AND EQUIPMENT, net                                                             403,400            531,155

OTHER ASSETS                                                                             26,231             26,814

DEFERRED TAX BENEFITS (net of valuation allowance of
  $34,739,000 and $33,026,000, respectively)                                               -                  -
                                                                                     ----------        -----------
                                                                                     $9,739,860         $8,101,544
                                                                                     ==========        ===========
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable (including amounts due to Joint Venture of
    approximately $862,000)                                                          $1,949,302         $1,546,494
  Accrued liabilities                                                                   126,071            270,273
                                                                                      ---------          ---------
                      Total current liabilities                                       2,075,373          1,816,767


SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share; authorized 500,000 shares;
    no shares outstanding                                                                  -                 -
  Common stock, par value $.01 per share; authorized 240,000,000
    shares; outstanding 62,941,276 and 60,057,376 shares, respectively                  629,413            600,574
  Additional paid-in capital                                                         59,776,048         55,844,128
  Accumulated (deficit) during development stage                                    (52,740,974)       (50,159,925)
                                                                                    -----------         -----------
                                                                                      7,664,487          6,284,777
                                                                                    -----------         -----------
                                                                                     $9,739,860         $8,101,544
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


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------



                                                                           For the six months                    For the period from
                                                                             ended April 30,                       November 5, 1982
                                                            ------------------------------------------------     (Inception) through
                                                                     2000                      1999                  April 30, 2000
                                                            ---------------------     ----------------------   --------------------

SALES                                                              $698,392                  $  -                      $745,269

COST OF SALES                                                       391,579                     -                       428,883
                                                            --------------------     ----------------------   --------------------
  Gross profit                                                      306,813                     -                       316,386

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including
  research and development expenses of approximately
  $1,330,000, $1,479,000 and
  $32,804,000, respectively)                                      2,875,800                  3,012,135               56,750,651
                                                            --------------------     ----------------------   ---------------------

LOSS FROM AND IMPAIRMENT OF
  INVESTMENT IN JOINT VENTURE                                        64,040                    113,095                1,289,040
                                                            --------------------     ----------------------   ---------------------

INTEREST INCOME                                                      51,978                     96,775                4,982,331
                                                            --------------------     ----------------------   ---------------------

NET LOSS                                                        $(2,581,049)               $(3,028,455)            $(52,740,974)
                                                            ====================     ======================   =====================

NET LOSS PER SHARE OF COMMON STOCK: Basic and Diluted                $(0.04)                    $(0.05)                  $(1.10)
                                                            ====================     ======================   =====================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: Basic and
  Diluted                                                        61,433,918                 58,190,083               47,763,991
                                                            ====================     ======================   =====================


The accompanying notes to condensed financial statements are an integral part of these statements.


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------



                                                                           For the three months
                                                                              ended April 30,
                                                            ------------------------------------------------
                                                                    2000                      1999
                                                            ---------------------     ----------------------

SALES                                                             $421,600                  $   -

COST OF SALES                                                      184,514                      -
                                                            ---------------------     ----------------------
  Gross profit                                                     237,086                      -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including
  research and development expenses of approximately
  $689,000 and $751,000, respectively)                           1,463,471                  1,596,853
                                                            ---------------------     ----------------------

LOSS FROM AND IMPAIRMENT OF INVESTMENT IN
  JOINT VENTURE                                                     54,000                     44,467
                                                            ---------------------     ----------------------

INTEREST INCOME                                                     33,990                     43,948
                                                            ---------------------     ----------------------

NET LOSS                                                       $(1,246,395)               $(1,597,372)
                                                            =====================     ======================

NET LOSS PER SHARE OF COMMON STOCK: Basic and Diluted               $(0.02)                    $(0.03)
                                                            =====================     ======================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: Basic
  and Diluted                                                   62,565,329                 58,468,576
                                                            =====================     ======================


The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH APRIL 30, 2000 (UNAUDITED)
 ----------------------------------------------------------------------------------

                                                                                                                      Accumulated
                                                                                                    Additional      (Deficit) During
                                                                         Common Stock                 Paid-in          Development
                                                                     Shares      Par Value            Capital            Stage
                                                               --------------------------------    ------------     ----------------
BALANCE, November 5, 1982 (Inception)                                  -              $ -              $ -                $ -
Sale of common stock, at par, to incorporators on November
  8, 1982                                                          1,470,000         14,700              -                  -
Sale of common stock, at $.10 per share, primarily to
  officers and employees from November 9, 1982 to November
  30, 1982                                                           390,000          3,900            35,100               -
Sale of common stock, at $2 per share, in private offering
  from  January 24, 1983 to March 28, 1983                           250,000          2,500           497,500               -
Sale of common stock, at $10 per share, in public offering on
  October 6, 1983, net of underwriting discounts of $1 per
  share                                                              690,000          6,900         6,203,100               -
Sale of 60,000 warrants to representative of underwriters, at
  $.001 each, in conjunction with public offering                      -                 -                 60               -
Costs incurred in conjunction with private and public
  offerings                                                            -                 -           (362,030)              -
Common stock issued, at $12 per share, upon exercise of
  57,200 warrants from February 5, 1985 to October 16, 1985,
  net of registration costs                                           57,200            572           630,845               -
Proceeds from sales of common stock by individuals from
  January 29, 1985 to October 4, 1985 under agreements with
  the Company, net of costs incurred by the Company                    -                 -            298,745               -
Restatement as of October 31, 1985 for three-for-one stock
  split                                                            5,714,400         57,144           (57,144)              -
Common stock issued, at $4 per share, upon exercise of 2,800
  warrants in December 1985                                            8,400             84            33,516               -
Sale of common stock, at market, to officers on January 9,
  1987 and April 22, 1987 and to members of their immediate
  families on July 28, 1987                                           67,350            674           861,726               -
Restatement as of July 31, 1987 for five-for-four stock
  split                                                            2,161,735         21,617           (21,617)              -
Fractional share payments in conjunction with five-for-four
  stock split                                                          -                 -             (1,345)              -
Sale of common stock, at market, to members of officers'
  immediate families from September 10,1987 to December 4,
  1990 and to officers on October 29, 1987 and February 26,
  1989                                                               628,040          6,280         6,124,031               -
Sale of common stock, at market, to senior level
  personnel on February 26, 1989                                      29,850            299           499,689               -

                                                                                                                         Continued



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH APRIL 30, 2000 (UNAUDITED)
 -----------------------------------------------------------------------------------


                                    Continued
                                    ---------


                                                                                                                       Accumulated
                                                                                                    Additional      (Deficit) During
                                                                       Common Stock                   Paid-in          Development
                                                                   Shares       Par  Value            Capital             Stage
                                                               ---------------------------------   ----------------  ---------------
Sale of common stock, at market, to unrelated party on
  February 26, 1989 amended on March 10, 1989                         35,820           358             599,627              -
Restatement as of January 31, 1991 for
  two-for-one stock split                                         11,502,795       115,028            (115,028)             -
Sale of common stock, at market, to members of officers'
  immediate families from April 26, 1991 to October 27,
  1992                                                               261,453         2,615            2,788,311             -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates from September 1993 through March 1996                       579,800         5,798            2,651,462             -
Common stock issued upon exercise of stock options
  from December 16, 1992 to June 12, 1996                          4,535,340        45,353           28,197,223             -
Restatement as of June 17, 1996 for two-for-one stock
  split                                                           28,382,183       283,822             (283,822)            -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates in July and October, 1996, and March 1997                    206,610         2,066            1,062,167             -
Common stock issued upon purchase of equipment                        15,000           150               74,850             -
Common stock issued upon exercise of stock options
  from July 1996 to October 1999 under stock option plans,
  net of registration costs                                        1,771,400        17,714            4,414,412             -
Sale of common stock, at market, to a related party and
  other unrelated parties in April and September, 1999             1,300,000        13,000            1,461,500             -
Stock options granted to consultants                                    -             -                 385,700             -
Common stock issued upon exercise of stock options
  from November 1999 to April 2000 under stock option plans        2,267,400        22,674            3,003,050             -
Sale of common stock, at market, to unrelated parties in
  January and March 2000, net of listing fees                        616,500         6,165              794,420             -
Accumulated (deficit) during development stage                        -                 -                  -           (52,740,974)
                                                               --------------    ------------      -------------     --------------
BALANCE, April 30, 2000                                           62,941,276      $629,413          $59,776,048       $(52,740,974)
                                                               ==============    ============      =============     ==============


The accompanying notes to condensed financial statements are an integral part of these statements.


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                                                                For the six
                                                                               months ended                      For the period from
                                                                                 April 30,                         November 5, 1982
                                                               ------------------------------------------        (Inception) through
                                                                      2000                      1999                April 30, 2000
                                                               --------------------      -----------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
  consultants                                                    $(2,583,142)               $(2,729,146)              $(58,344,996)
Cash received from customers                                         311,683                      -                        358,560
Interest received                                                     60,506                     87,165                  4,981,341
                                                               --------------------      --------------------    -------------------
Net cash used in operating activities                             (2,210,953)                (2,641,981)               (53,005,095)
                                                               --------------------      --------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                   (5,442)                   (24,455)                (2,028,884)
Disbursements to acquire certificates of deposit and
  marketable securities                                              (96,873)                  (489,444)               (13,630,910)
Proceeds from maturities of investments                              488,038                      -                     13,534,037
Investment made in Joint Venture                                        -                         -                     (1,225,000)
                                                               --------------------      --------------------    -------------------
Net cash provided by (used in) investing activities                  385,723                   (513,899)                (3,350,757)
                                                               --------------------      --------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants, net of
  underwriting discounts of $690,000 related to initial
  public offering in October 1983                                       -                         -                     17,647,369
Proceeds from exercise of stock options and warrants, net
  of registration costs                                            3,025,724                    891,600                 40,086,937
Proceeds from sales of common stock in private placements,
  net of listing fees                                                800,585                    600,000                  2,275,085
Proceeds from sales of common stock by individuals
  under agreements with the Company, net of disbursements
  made by the Company                                                   -                         -                        298,745
Disbursements made in conjunction with sales of stock                   -                         -                       (362,030)
Fractional share payments in conjunction with stock split               -                         -                         (1,345)
                                                               --------------------      --------------------    -------------------
Net cash provided by financing activities                          3,826,309                  1,491,600                 59,944,761
                                                               --------------------      --------------------    -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               2,001,079                 (1,664,280)                 3,588,909

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   1,587,830                  5,406,017                      -
                                                               --------------------      --------------------    -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $3,588,909                 $3,741,737                 $3,588,909
                                                               ====================      ====================    ===================
                                                                                                                          Continued

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                    Continued
                                    ---------

                                                                           For the six
                                                                          months ended                         For the period from
                                                                            April 30,                            November 5, 1982
                                                           --------------------------------------------        (Inception) through
                                                                  2000                     1999                  April 30, 2000
                                                           -------------------      -------------------     ------------------------
RECONCILIATION OF NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Net loss                                                       $(2,581,049)             $(3,028,455)                 $(52,740,974)
Loss from Joint Venture                                               -                     113,095                     1,139,828
Stock option compensation to consultants                           134,450                   61,650                       385,700
Depreciation and amortization                                      133,198                  139,442                     1,775,868
Impairment of investment in Joint Venture                             -                        -                           85,172
Impairment of amounts due from Joint
  Venture                                                             -                        -                        1,407,461
Decrease (increase) in inventory                                   178,259                 (104,412)                   (4,360,349)
(Increase) decrease in prepaid expenses and
  other current assets                                            (334,999)                 228,509                    (1,264,098)
Decrease (increase) in long term amount due
  from Joint Venture                                                  -                     110,858                    (1,407,461)
Decrease (increase) in other assets                                    583                   (5,494)                      (26,231)
Increase (decrease) in accounts payable and
  accrued liabilities                                              258,605                 (157,174)                    1,999,989
                                                           -------------------      -------------------     ------------------------
Net cash used in operating activities                          $(2,210,953)             $(2,641,981)                 $(53,005,095)
                                                           ===================      ===================     ========================


The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                           APRIL 30, 2000 (UNAUDITED)
                           --------------------------

(1) Nature of business and other disclosures:
    ----------------------------------------

    Organization
    ------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982 (Inception), is a development stage enterprise whose principal activities include the development, production and marketing of multi-functional encryption and telecommunications products under the Cryptele(TM) brand name. The first encryption products the Company has produced under the Cryptele(TM) brand name product line are the USS-900 (Universal Secure System) and the SCS-700 (Secure Communication System). The USS-900 is a hardware-based peripheral digital encryption system which incorporates the Harris Corporation digital cryptographic chip - the Citadel(TM) - and "triple DES" software to provide high-grade information encryption. The SCS-700 combines the USS-900 with a modified version of the Magicom(R) 2000, the Company's first developed product, to provide a secure telephone-based multi-functional telecommunications system incorporating the Company's E-Paper(TM) flat panel display technology. The
Company is also continuing its research and development activities for additional encryption products and flat panel display technologies in addition to its ultra-high resolution charged particle E-Paper(TM) flat panel display.

Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "Shanghai CopyTele"), the Company's 55% owned joint venture in Shanghai, China, was established in 1995 to produce and market the Magicom(R) 2000 for the Company.

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

In addition, the Company's advances to Shanghai CopyTele have funded the purchase of inventory components to manufacture the Magicom(R) 2000. Due to the uncertainty of realizing the amounts due from Shanghai CopyTele, the Company has reserved for approximately $1,407,000 of this amount at April 30, 2000 and October 31, 1999, which is shown net in the accompanying financial statements.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company recognized a permanent impairment charge at October 31, 1999 in the amount of $85,172 on its previously recorded investment in Joint Venture, due to the uncertainty of Shanghai CopyTele generating enough future undiscounted cash flows to cover the carrying amount of the investment.

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

     Basis of Presentation
     ---------------------

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information contained herein is for the six and three month periods ended April 30, 2000 and 1999, and for the period from November 5, 1982 (Inception) through April 30, 2000. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

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

     Amounts Due from Joint Venture
     ------------------------------

The amounts due from the Joint Venture of approximately $862,000 as of April 30, 2000 and October 31, 1999, represents advances for parts inventory, such as the flat panel assembly components, purchased by the Company on behalf of Shanghai CopyTele, which are incorporated into the Magicom(R) 2000 product.

(2)  Joint Venture:
     -------------

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

Condensed Statements of Operations for Shanghai CopyTele for the six month periods ended April 30, 2000 and 1999 are as follows:

                                                                             Condensed Statements of Operations
                                                                                       (Unaudited)
                                                                             For the six months ended April 30,
                                                                    -----------------------------------------------------
                                                                             2000                           1999
                                                                    ----------------------         ----------------------
         Net Sales                                                           $ -                           $ -
         Operating Loss                                                     (80,799)                     (166,684)
         Other Expense, net                                                 (39,735)                      (38,943)
                                                                    ----------------------         ----------------------
                  Net Loss                                                $(120,534)                    $(205,627)
                                                                    ======================         ======================

The cumulative net loss incurred by Shanghai CopyTele since its inception on April 10, 1995 is $2,192,948.

(3)  Shareholders' Equity:
     --------------------

     Stock option plans:
     -------------------

The Company has two stock option plans, the 1987 Stock Option Plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), and the CopyTele, Inc. 1993 Stock Option Plan, adopted by the Board of Directors on April 28, 1993, and amended on May 3, 1995 and May 10, 1996 (the "1993 Plan"). The 1987 Plan has been terminated other than with respect to outstanding stock options thereunder.

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

Options granted to non-employee consultants are accounted for using the fair-value method required by SFAS No. 123. Compensation expense recognized in the six month periods ended April 30, 2000 and 1999 were $134,450 and $61,650, respectively, and in the three month periods ended April 30, 2000 and 1999 were $28,600 and $0, respectively, and are included in general and administrative expenses for the periods.

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

In March 2000, the Company sold 196,500 shares of its common stock in three private placements at a price of $2.313 per share, or an aggregate of $454,505. In conjunction with the sales of common stock, the Company issued warrants to purchase 196,500 shares of common stock at an exercise price of $2.313 per share, which expire in March 2002.

As of April 30, 2000, all of the aforementioned warrants to purchase shares of common stock issued and outstanding were exercisable. At April 30, 1999, there were no outstanding warrants.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

         General
         -------

We have been a development stage company since our inception on November 5, 1982. Our principal activities include the development, production and marketing of USS-900, a hardware-based peripheral digital encryption device, and the SCS-700, which combines the USS-900 with a modified Magicom(R) 2000 to provide a secure telephone-based multi-functional telecommunications product incorporating our E-Paper(TM) flat panel display technology. We are also continuing our research and development activities for additional encryption products, and other ultra-high resolution flat panel displays, including video and color displays and coated particles. We cannot assure you, however, that our efforts in these areas will be successful. We also cannot assure you that we will generate significant revenues in the future, that we will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render our products obsolete or unmarketable.

The USS-900 uses the Harris Corporation digital cryptographic chip - the Citadel(TM) CCX - and "triple DES" software which are capable of providing high-grade information encryption. Harris is supplying the chip under a three year agreement at a negotiated price. Triple DES is an algorithm available in the public domain which has been incorporated into our software. Triple DES is used by many U.S. government agencies. We are producing the USS-900 with the assistance of a U.S.-based sub-contractor. Shanghai CopyTele has produced the modified Magicom(R) 2000 for the SCS-700 system. Shanghai CopyTele also supplied us with a portion of the electronic components, sub-assemblies and accessories for the USS-900.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to our Financial Statements and the notes thereto.

     Results of Operations
     ---------------------

We sell our USS-900 and SCS-700 products to end-users directly and through a distributor/dealer network. We have had limited sales to our dealers, distributors and other customers to support our operations since our inception. We are currently recognizing revenue on our non-refundable sales. We are hopeful, although there is no assurance, that with an increased marketing effort for our existing products and our new products under development, we will procure sufficient sales during fiscal 2000 to emerge from the development stage.

Sales for the six and three month periods ended April 30, 2000 were approximately $698,000 and $422,000, respectively. No sales were recognized for the comparable periods in fiscal 1999. Cost of sales and gross profit were approximately $392,000 and $307,000, respectively for the six months ended April 30, 2000, and $185,000 and $237,000, respectively, for the three months ended
April 30, 2000, with no amounts in the comparable six and three month fiscal 1999 periods. Selling, general and administrative expenses, excluding the loss from Shanghai CopyTele, for the six month periods ended April 30, 2000 and 1999, and for the period from November 5, 1982 (Inception) through April 30, 2000 were approximately $2,876,000, $3,012,000 and $56,751,000, respectively. These amounts include research, development and tooling costs of approximately $1,330,000, $1,479,000, and $32,804,000, respectively, as well as normal operating expenses. Selling, general and administrative expenses, excluding the loss from Shanghai CopyTele, for the three month periods ended April 30, 2000 and 1999 were approximately $1,463,000 and $1,597,000, respectively. These amounts include research, development and tooling costs of approximately $689,000 and $751,000, respectively, as well as normal operating expenses.

Selling, general and administrative expenses, excluding the loss from Shanghai CopyTele, decreased in the six month fiscal 2000 period by approximately $136,000, from approximately $3,012,000 in the fiscal 1999 period to approximately $2,876,000 in the fiscal 2000 period. Selling, general and administrative expenses, excluding the loss from Shanghai CopyTele, decreased in the three month fiscal 2000 period by approximately $134,000, from approximately $1,597,000 in the fiscal 1999 period to approximately $1,463,000 in the fiscal 2000 period. The decreases in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods were principally the result of decreases in compensation costs, engineering supplies and expenditures for research and development for video and color flat panel displays in the fiscal 2000 periods as compared to the fiscal 1999 periods. These decreases were offset by increases in professional fees, marketing costs, and stock based compensation to consultants and a charge to earnings to bring the valuation of inventory in line with current estimates.

Employee compensation and related costs decreased in the aggregate during the fiscal 2000 periods as compared to the fiscal 1999 periods principally as a result of certain cost reductions offset in part by an increase in payroll taxes associated with employee stock option exercises. Decreases in pension costs were commensurate with the decreased compensation costs while other employee benefit programs expenses remained approximately the same with reductions in personnel offset by rate increases. Engineering supplies decreased in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods primarily as a result of a reduction of component purchases to develop the USS-900 during the fiscal 1999 periods. Engineering service costs also decreased in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods as a result of completing the development of the USS-900. Research and development costs for flat panel displays decreased in the aggregate during the fiscal 2000 periods as compared to the comparable fiscal 1999 periods principally as a result of lower costs incurred in connection with the development of our video and color displays. A charge to earnings of $250,000 was recorded in the fiscal quarter ending April 30, 2000 in order to bring the valuation of inventory in line with current estimates and for obsolete and spare parts.

Marketing costs increased in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods as a result of increased advertising, trade show attendance and other promotions for the USS-900 and the SCS-700. However, travel and entertainment costs decreased in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods due to less international travel. Professional fees were higher in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods as a result of higher fees incurred for patent-related services and accounting services. Rents also increased during the fiscal 2000 periods as compared to the comparable fiscal 1999 periods as a result of the leasing of additional storage space. Insurance expense increased in the fiscal 2000 periods as a result of higher levels of coverage and the addition of one policy.
Additional advances to Shanghai CopyTele were expensed in the fiscal 2000 periods. The non-cash charge to earnings for stock based compensation to consultants was higher in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods.

Shanghai CopyTele's losses for the six month periods ended April 30, 2000 and 1999, and for the period from April 10, 1995 (Shanghai CopyTele's Inception) through April 30, 2000, were approximately $121,000, $206,000, and $2,193,000, respectively. The decrease in the loss for the six month fiscal 2000 period from the fiscal 1999 period of approximately $85,000 was primarily the result of further cost reductions and limited production activity with respect to producing panel assemblies and Magicom(R) 2000 for the SCS-700 product. Shanghai CopyTele is currently seeking products to produce in its facility. A permanent impairment charge was recognized on our investment in Shanghai CopyTele in the fiscal year ended October 31, 1999 due to the uncertainty of Shanghai CopyTele generating sufficient future undiscounted cash flows to cover the carrying amount of our investment.

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

Interest  income  decreased  approximately  $45,000 from  approximately  $97,000 during the six month fiscal 1999 period as compared to approximately $52,000 during the six month fiscal 2000 period. Interest income also decreased $10,000 from approximately $44,000 during the three month fiscal 1999 period as compared to approximately $34,000 during the three month fiscal 2000 period. The decrease in the six and three month comparable periods resulted primarily from a decrease in average funds available for investment which was offset by a slight increase in interest rates. Funds available for investment, on a monthly weighted average basis, during the six month fiscal 2000 and 1999 periods were approximately $2,543,000 and $4,400,000, respectively, and $3,450,000 and $4,152,000, respectively, during the three month fiscal 2000 and 1999 periods. The investment instruments selected by us are principally money market accounts and treasury investments.

     Liquidity and Capital Resources
     -------------------------------

Since our inception, we have met our liquidity and capital expenditure needs primarily from the proceeds of sales of our common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering and upon the exercise of stock options pursuant to our 1987 Plan and our 1993 Plan.

During the six month period ended April 30, 2000, we received proceeds aggregating approximately $312,000 in payments from our customers for products sold. For the six month periods ended April 30, 2000 and 1999, we received proceeds aggregating approximately $3,026,000 and $891,600, respectively, from the exercise of stock options to purchase shares of our common stock. During the six month periods ended April 30, 2000 and 1999, we also received proceeds of approximately $809,000, and $600,000 from sales of our common stock in private placements. During the period from May 1, 2000 through June 7, 2000, we received proceeds aggregating approximately $356,000 in payments from our customers for products sold, and approximately $200,000 from the exercise of warrants. Working capital increased by approximately $1,508,000 from approximately $5,727,000 at October 31, 1999 to approximately $7,235,000 at April 30, 2000 as a result of the proceeds received during the period offset by the loss incurred for the period.

As of April 30, 2000, our working capital included approximately $3,686,000 of cash and marketable securities, and approximately $1,213,000 (net of approximately $862,000 due to Shanghai CopyTele) of accounts payable and accrued liabilities. Our operations used approximately $2,211,000 in cash during the six month period ended April 30, 2000. Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our cash resources, including cash received from May 1, 2000 to June 7, 2000, will be sufficient to continue operations into the third quarter of fiscal 2001. We anticipate that, thereafter, we will continue to require additional funds to continue our marketing, and research and development activities if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings, or that if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

Our estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue.

We are seeking to improve our liquidity through an increased level of sales of our products. In an effort to generate sales, we have commenced marketing the USS-900 in both the U.S. and international markets directly and through a network of large office equipment suppliers, security product organizations, distributors and dealers. We also have commenced marketing the SCS-700 system utilizing the Magicom(R) 2000, as modified to function as a secure communication system, to government agencies and units of the armed forces. We are hopeful, although we can give you no assurance, that by marketing the USS-900 encryption product and the modified Magicom(R) 2000 SCS-700 system, sales will continue to increase to improve our liquidity.

The NASD requires that we maintain a minimum of $4 million of net tangible assets to maintain our Nasdaq National Market listing. If our stock were delisted, the delisting could potentially have an adverse affect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. Our net tangible assets as of April 30, 2000 were approximately $7,664,000. We anticipate that we may require additional funds to maintain the NASD net tangible assets requirement if funds generated from operations are insufficient. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from equity financings, or that if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional equity financings.

Shanghai CopyTele required an initial aggregate capital investment of $3,500,000 from the parties to the joint venture. The Joint Venture Agreement contemplates an additional $3,500,000 of funding which may be borrowed from banks, of which approximately $990,000 has been borrowed to date. These short-term loans are from a Chinese bank, secured by the building and a land-use contract with the Land Administration Bureau of Shanghai County. We have contributed $1,225,000 in cash, and technology valued for the purposes of Shanghai CopyTele at $700,000, and the Chinese parties contributed $1,575,000 in cash to Shanghai CopyTele. Shanghai CopyTele may require additional capitalization depending upon the nature and extent of its business activities. We can give you no assurance that adequate funds will be available to Shanghai CopyTele, including any future capital contributions, if any, beyond its initial capital contributions or that, if available, Shanghai CopyTele will be able to obtain such funds on favorable terms and conditions.

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


     General Risks and Uncertainties
     -------------------------------

We have had limited sales to dealers, distributors and other customers to support our operations since our inception. We have expended approximately $33 million for research and development since our inception. We have had net losses and negative cash flow from operations in each year of our business since inception and we may continue to incur substantial losses and experience substantial negative cash flows from operations.

Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our cash resources, including cash received from May 1, 2000 to June 7, 2000, will be sufficient to continue operations into the third quarter of fiscal 2001. We anticipate that, thereafter, we may continue to require additional funds to continue our marketing, research and development activities, if cash generated from operations is insufficient to satisfy our liquidity requirements. We may seek to sell debt or equity securities or to obtain a line of credit, if needed. In addition, we may need to raise additional equity financing to satisfy an NASD requirement that we have a minimum of $4 million of net tangible assets to maintain our Nasdaq National Market listing if funds generated from operations are insufficient. The NASD also requires that we maintain a minimum bid price of at least $1.00 per share in order to continue our listing. If our stock were delisted, the delisting could potentially have an adverse affect on the market price of our common stock and the liquidity of our shares. We cannot give you any assurance that additional financing, if needed, will be available to us or that, if available, we will be able to obtain additional financing on favorable terms and conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

     PART II OTHER INFORMATION
             -----------------
Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

        Recent Sales of Unregistered Securities
        ---------------------------------------

In March 2000, the Company issued and sold 196,500 shares of Common Stock in private placements to three accredited investors for a purchase price of $2.313 per share, or an aggregate of $454,505. In conjunction with the sales of Common Stock, the Company issued Warrants to purchase 196,500 shares of Common Stock at an exercise price of $2.313 per share, which expire in March 2002. The shares of Common Stock and Warrants were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, relative to sales by an issuer not involving a public offering.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
     (a) Exhibits
         --------
     27 - Financial Data Schedule

     (b) Reports on Form 8-K.
         --------------------

No current report on Form 8-K was filed for the Company during the second quarter of its fiscal year ended April 30, 2000.

                                               SIGNATURES
                                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CopyTele, Inc.



                                               By: DENIS A. KRUSOS
                                                  ------------------------
                                               Denis A. Krusos
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               and Director (Principal Executive
June 13, 2000                                  Officer)

                                               By: FRANK J. DISANTO
                                                  -------------------------
                                               Frank J. DiSanto
June 13, 2000                                  President and Director

                                               By: GERALD J. BENTIVEGNA
                                                  -------------------------
                                               Gerald J. Bentivegna
                                               Vice President - Finance,
                                               Chief Financial Officer and
                                               Director (Principal Financial
June 13, 2000                                  and Accounting Officer)