Form 10-Q
period 2000-07-31
COPYTELE INC
filed 2000-09-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended July 31, 2000
                                -------------

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

Number of shares of common stock, par value
$.01 per share, outstanding as of September 11, 2000:          63,084,526 shares
                                                               -----------------

                               TABLE OF CONTENTS
                               -----------------


Part I.   FINANCIAL  INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets as of July 31, 2000 (Unaudited) and October 31, 1999

          Condensed Statements of Operations (Unaudited)for the nine months ended July 31, 2000 and 1999, and for the period from November 5, 1982 (Inception) through July 31, 2000

          Condensed Statements of Operations (Unaudited) for the three months ended July 31, 2000 and 1999

          Condensed Statement of Shareholders' Equity (Unaudited) for the period from November 5, 1982 (Inception) through July 31, 2000

          Condensed Statements of Cash Flows (Unaudited) for the nine months ended July 31, 2000 and 1999, and for the period from November 5, 1982 (Inception) through July 31, 2000

          Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Item 4.   Submission of Matters to a Vote of Security  Holders

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                         Part I - FINANCIAL INFORMATION
                                  ---------------------

Item 1.  Financial  Statements
         ---------------------

                                  COPYTELE,INC.
                                  -------------
                         (Development Stage Enterprise)
                         ------------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                                     Unaudited
                                                                                      July 31,        October 31,
                              ASSETS                                                    2000              1999
                              ------                                                 ---------         -----------
CURRENT ASSETS:
  Cash (including cash equivalents and interest bearing accounts of
    $2,596,735 and $1,531,254, respectively)                                         $2,620,721         $1,587,830
  Marketable securities, at cost                                                         96,873            488,038
  Accounts receivable (net of allowance for doubtful accounts)                          477,773             23,115
  Inventory                                                                           4,868,280          4,538,608
  Prepaid expenses and other current assets (including amounts due from
    Joint Venture of approximately $862,000)                                            888,346            905,984
                                                                                      ---------          ---------
                      Total current assets                                            8,951,993          7,543,575


PROPERTY AND EQUIPMENT, net                                                             325,073            531,155

OTHER ASSETS                                                                             25,091             26,814

DEFERRED TAX BENEFITS (net of valuation allowance of
  $35,100,000 and $33,026,000, respectively)                                               -                  -
                                                                                     ----------        -----------
                                                                                     $9,302,157         $8,101,544
                                                                                     ==========        ===========
               LIABILITIES AND SHAREHOLDERS'EQUITY
               -----------------------------------

CURRENT LIABILITIES:
  Accounts payable (including amounts due to Joint Venture of
    approximately $862,000)                                                          $2,166,853         $1,546,494
  Accrued liabilities                                                                   168,437            270,273
                                                                                      ---------          ---------
                      Total current liabilities                                       2,335,290          1,816,767


SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share; authorized 500,000 shares;
    no shares outstanding                                                                  -                 -
  Common stock, par value $.01 per share; authorized 240,000,000
    shares; outstanding 63,084,526 and 60,057,376 shares, respectively                  630,845            600,574
  Additional paid-in capital                                                         60,050,852         55,844,128
  Accumulated (deficit) during development stage                                    (53,714,830)       (50,159,925)
                                                                                    -----------         -----------
                                                                                      6,966,867          6,284,777
                                                                                    -----------         -----------
                                                                                     $9,302,157         $8,101,544
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


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------



                                                                          For the nine months                    For the period from
                                                                             ended July 31,                       November 5, 1982
                                                            ------------------------------------------------     (Inception) through
                                                                     2000                      1999                  July 31, 2000
                                                            ---------------------     ----------------------   --------------------

SALES                                                             $1,190,588                 $  -                    $1,237,465

COST OF SALES                                                       616,977                     -                       654,281
                                                            --------------------     ----------------------   --------------------
  Gross profit                                                      573,611                     -                       583,184

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including
  research and development expenses of approximately
  $1,975,000, $2,203,000 and
  $33,449,000, respectively)                                      4,140,806                  4,909,332               58,015,657
                                                            --------------------     ----------------------   ---------------------

LOSS FROM AND IMPAIRMENT OF
  INVESTMENT IN JOINT VENTURE                                        82,040                    142,506                1,307,040
                                                            --------------------     ----------------------   ---------------------

INTEREST INCOME                                                      94,330                    133,127                5,024,683
                                                            --------------------     ----------------------   ---------------------

NET LOSS                                                        $(3,554,905)               $(4,918,711)            $(53,714,830)
                                                            ====================     ======================   =====================

NET LOSS PER SHARE OF COMMON STOCK: Basic and Diluted                $(0.06)                    $(0.08)                  $(1.12)
                                                            ====================     ======================   =====================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: Basic and
  Diluted                                                        61,984,822                 58,491,880               47,981,532
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


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------



                                                                           For the three months
                                                                              ended July 31,
                                                            ------------------------------------------------
                                                                    2000                      1999
                                                            ---------------------     ----------------------

SALES                                                             $492,196                  $   -

COST OF SALES                                                      225,398                      -
                                                            ---------------------     ----------------------
  Gross profit                                                     266,798                      -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including
  research and development expenses of approximately
  $645,000 and $724,000, respectively)                           1,265,006                  1,897,197
                                                            ---------------------     ----------------------

LOSS FROM AND IMPAIRMENT OF INVESTMENT IN
  JOINT VENTURE                                                     18,000                     29,411
                                                            ---------------------     ----------------------

INTEREST INCOME                                                     42,352                     36,352
                                                            ---------------------     ----------------------

NET LOSS                                                         $(973,856)               $(1,890,256)
                                                            =====================     ======================

NET LOSS PER SHARE OF COMMON STOCK: Basic and Diluted               $(0.02)                    $(0.03)
                                                            =====================     ======================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: Basic
  and Diluted                                                   63,074,654                 59,085,633
                                                            =====================     ======================


The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JULY 31, 2000 (UNAUDITED)
 -----------------------------------------------------------------------------------

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

                                                                                                                         Continued



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM NOVEMBER 5, 1982 (INCEPTION) THROUGH JULY 31, 2000 (UNAUDITED)
 -----------------------------------------------------------------------------------


                                    Continued
                                    ---------


                                                                                                                       Accumulated
                                                                                                    Additional      (Deficit) During
                                                                       Common Stock                   Paid-in          Development
                                                                   Shares       Par  Value            Capital             Stage
                                                               ---------------------------------   ----------------  ---------------
Sale of common stock, at market, to unrelated party on
  February 26, 1989 amended on March 10, 1989                         35,820           358             599,627              -
Restatement as of January 31, 1991 for
  two-for-one stock split                                         11,502,795       115,028            (115,028)             -
Sale of common stock, at market, to members of officers'
  immediate families from April 26, 1991 to October 27,
  1992                                                               261,453         2,615            2,788,311             -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates from September 1993 through March 1996                       579,800         5,798            2,651,462             -
Common stock issued upon exercise of stock options
  from December 16, 1992 to June 12, 1996                          4,535,340        45,353           28,197,223             -
Restatement as of June 17, 1996 for two-for-one stock
  split                                                           28,382,183       283,822             (283,822)            -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates in July and October, 1996, and March 1997                    206,610         2,066            1,062,167             -
Common stock issued upon purchase of equipment                        15,000           150               74,850             -
Common stock issued upon exercise of stock options
  from July 1996 to October 1999 under stock option plans,
  net of registration costs                                        1,771,400        17,714            4,414,412             -
Sale of common stock, at market, to a related party and
  other unrelated parties in April and September, 1999             1,300,000        13,000            1,461,500             -
Stock options granted to consultants                                    -             -                 461,900             -
Common stock issued upon exercise of stock options
  from November 1999 to April 2000 under stock option plans        2,267,400        22,674            3,003,050             -
Sale of common stock, at market, to unrelated parties in
  January and March, net of listing fees                             616,500         6,165              794,420             -
Common stock issued upon exercise of warrants in May 2000            143,250         1,432              198,604
Accumulated (deficit) during development stage                        -                 -                  -           (53,714,830)
                                                               --------------    ------------      -------------     --------------
BALANCE, July 31, 2000                                            63,084,526      $630,845          $60,050,852       $(53,714,830)
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


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                                                               For the nine
                                                                               months ended                      For the period from
                                                                                 July 31,                         November 5, 1982
                                                               ------------------------------------------        (Inception) through
                                                                      2000                      1999                July 31, 2000
                                                               --------------------      -----------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
  consultants                                                    $(4,179,428)               $(4,533,039)              $(59,941,282)
Cash received from customers                                         716,331                      -                        763,208
Interest received                                                    102,299                    132,343                  5,023,134
                                                               --------------------      --------------------    -------------------
Net cash used in operating activities                             (3,360,798)                (4,400,696)               (54,154,940)
                                                               --------------------      --------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                  (23,821)                   (41,767)                (2,047,263)
Disbursements to acquire certificates of deposit and
  marketable securities                                              (96,873)                  (488,038)               (13,630,910)
Proceeds from maturities of investments                              488,038                      -                     13,534,037
Investment made in Joint Venture                                        -                       (71,500)                (1,225,000)
                                                               --------------------      --------------------    -------------------
Net cash provided by (used in) investing activities                  367,344                   (601,305)                (3,369,136)
                                                               --------------------      --------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants, net of
  underwriting discounts of $690,000 related to initial
  public offering in October 1983                                       -                         -                     17,647,369
Proceeds from exercise of stock options and warrants, net
  of registration costs                                            3,225,760                   1,345,230                40,286,973
Proceeds from sales of common stock in private placements,
  net of listing fees                                                800,585                    600,000                  2,275,085
Proceeds from sales of common stock by individuals
  under agreements with the Company, net of disbursements
  made by the Company                                                   -                         -                        298,745
Disbursements made in conjunction with sales of stock                   -                         -                       (362,030)
Fractional share payments in conjunction with stock split               -                         -                         (1,345)
                                                               --------------------      --------------------    -------------------
Net cash provided by financing activities                          4,026,345                  1,945,230                 60,144,797
                                                               --------------------      --------------------    -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,032,891                 (3,056,771)                 2,620,721

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   1,587,830                  5,406,017                      -
                                                               --------------------      --------------------    -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $2,620,721                 $2,349,246                 $2,620,721
                                                               ====================      ====================    ===================
                                                                                                                          Continued

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                    Continued
                                    ---------

                                                                          For the nine
                                                                          months ended                         For the period from
                                                                            July 31,                             November 5, 1982
                                                           --------------------------------------------        (Inception) through
                                                                  2000                     1999                   July 31, 2000
                                                           -------------------      -------------------     ------------------------
RECONCILIATION OF NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Net loss                                                       $(3,554,905)             $(4,918,711)                 $(53,714,830)
Loss from Joint Venture                                               -                     142,506                     1,139,828
Stock option compensation to consultants                           210,650                   61,650                       461,900
Depreciation and amortization                                      199,903                  207,353                     1,842,573
Loss from disposition of assets                                     30,000                     -                           30,000
Impairment of investment in Joint Venture                             -                        -                           85,172
Impairment of amounts due from Joint
  Venture                                                             -                        -                        1,407,461
(Increase) in accounts receivable                                 (454,658)                    -                         (477,773)
(Increase)  in inventory                                          (329,672)                (898,790)                   (4,868,280)
 Decrease (increase) in prepaid expenses and
  other current assets                                              17,638                  159,173                      (888,346)
Decrease (increase) in long term amount due
  from Joint Venture                                                  -                     731,991                    (1,407,461)
Decrease (increase) in other assets                                  1,723                   (5,494)                      (25,091)
Increase in accounts payable and
  accrued liabilities                                              518,523                  119,626                     2,259,907
                                                           -------------------      -------------------     ------------------------
Net cash used in operating activities                          $(3,360,798)             $(4,400,696)                 $(54,154,940)
                                                           ===================      ===================     ========================


The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                            July 31, 2000 (UNAUDITED)
                            -------------------------

(1) Nature of business and other disclosures:
    -----------------------------------------

    Organization
    ------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982 (Inception), is a development stage enterprise whose principal activities include the development, production and marketing of multi-functional encryption and telecommunications products under the Cryptele (TM) brand name. The first encryption products the Company has produced under the Cryptele (TM) brand name product line are the USS-900 (Universal Secure System) and the SCS-700 (Secure Communication System). The Company has recently introduced its DSS-1000 hardware encryption system for digital applications. The USS-900 and the DSS-1000 are hardware-based peripheral digital encryption systems which are available with either the Harris Corporation digital cryptographic chip the Citadel (TM)CCX - or "triple DES" software to provide high-grade information encryption. The SCS-700 combines the USS-900 with a modified version of the Magicom (R) 2000, the Company,s first developed product, to provide a secure telephone-based multi-functional telecommunications system incorporating the Company's E-Paper
(TM) flat panel display technology. The Company is also continuing its research and development activities for additional encryption products and flat panel display technologies in addition to its ultra-high resolution charged particle E-Paper (TM) flat panel display.

Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "Shanghai CopyTele"), the Company's 55% owned joint venture in Shanghai, China, was established in 1995 to produce and market the Magicom (R) 2000 for the Company.

    Realizability of Assets
    -----------------------

Management has recorded the Company's inventory at its current best estimate of net realizable value, which is based upon the historic and future selling prices of the Company's Magicom (R) 2000 units as packaged in the SCS-700, and the USS-900. To date, sales of the Company's product have been limited. Accordingly, there can be no assurance that the Company will not be required to further reduce the selling price of its inventory below its current carrying value in order to accomplish the Company's business strategies (Note 4).

In addition, the Company's advances to Shanghai CopyTele have funded the purchase of inventory components to manufacture the Magicom (R) 2000. Due to the uncertainty of realizing the amounts due from Shanghai CopyTele, the Company has reserved for approximately $1,407,000 of this amount at July 31, 2000 and October 31, 1999, which is shown net in the accompanying financial statements.

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

The success and profitability of the Company's products will depend upon many factors, many of which are beyond the Company's control. These factors include the capability of the Company to market its products, the Company's continuing ability to purchase the encryption chip for use in its encryption products, the production capability of the Company and its suppliers as required, long-term product performance and the capability of the Company's dealers and distributors to adequately service the Company's products, the ability of the Company to maintain an acceptable pricing level to its customers for its products, the ability of suppliers to meet the Company's requirements and schedule, the Company's ability to successfully develop its new products under development, rapidly changing consumer preference, and the possible development of competitive products that could render the Company's products obsolete or unmarketable.

    Basis of Presentation
    ---------------------

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information contained herein is for the nine and three month periods ended July 31, 2000 and 1999, and for the period from November 5, 1982 (Inception) through July 31, 2000. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

The results of operations for interim periods may not necessarily reflect the annual operations of the Company. Reference is made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, for more extensive disclosures than contained in these condensed financial statements.

    Revenue Recognition
    --------------------

The Company recognizes revenue based upon shipment of non-refundable product sales.

    Amounts Due from Joint Venture
    ------------------------------

The amounts due from the Joint Venture of approximately $862,000 as of July 31, 2000 and October 31, 1999, represents advances for parts inventory, such as the flat panel assembly components, purchased by the Company on behalf of Shanghai CopyTele, which are incorporated into the Magicom (R) 2000 product.

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

Condensed Statements of Operations for Shanghai CopyTele for the nine month periods ended July 31, 2000 and 1999 are as follows:

                                                                        Condensed  Statements  of  Operations
                                                                                     (Unaudited)
                                                                        For the nine months ended July 31,
                                                                        --------------------------------------
                                                                              2000                     1999
                                                                        -----------------       --------------
                        Net Sales                                          $    -                    $ -
                        Operating Loss                                      (142,514)               (201,203)
                        Other Expense, net                                   (59,735)                (57,897)
                                                                        -----------------       --------------
                                Net Loss                                   $(202,249)              $(259,100)
                                                                        =================       ==============

The cumulative net loss incurred by Shanghai CopyTele since its inception on April 10, 1995 is $2,274,663.


Two short term loans from a Chinese bank totaling approximately $990,000 matured on July 20, 2000. The bank has agreed to extend these loans until November 2000. The loans are secured by a land-use contract and building owned by Shanghai CopyTele.

(3) Shareholders' Equity:
    ---------------------

    Stock option  plans:
    --------------------

The Company has three stock option plans, the 1987 Stock Option Plan, adopted by the Board of Directors on April 1, 1987 (the "1987 Plan"), the CopyTele, Inc. 1993 Stock Option Plan, adopted by the Board of Directors on April 28, 1993, and amended on May 3, 1995 and May 10, 1996 (the "1993 Plan") and the CopyTele, Inc. 2000 Share Incentive Plan adopted by the Board of Directors on May 8, 2000. The 1987 Plan and the 1993 Plan have been terminated other than with respect to outstanding stock options thereunder. All the plans were approved by the Company's stockholders.

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

Options granted to non-employee consultants are accounted for using the fair-value method required by SFAS No. 123. Compensation expense recognized in the nine month periods ended July 31, 2000 and 1999 were $210,650 and $61,650, respectively, and in the three month periods ended July 31, 2000 and 1999 were $76,200 and $0, respectively, and are included in general and administrative expenses for the periods.

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

On January 5, 2000, the Company sold 420,000 shares of common stock in a private placement at a price of $0.844 per share, or an aggregate of $354,480. In conjunction with the sale of common stock, the Company issued warrants to purchase 420,000 shares of common stock at an exercise price of $0.844 per share, which expire on January 5, 2002.

In March 2000, the Company sold 196,500 shares of its common stock in three private placements at a price of $2.313 per share, or an aggregate of $454,505. In conjunction with the sales of common stock, the Company issued warrants to purchase 196,500 shares of common stock at an exercise price of $2.313 per share, which expire in March 2002.

In May 2000, 143,250 warrants were exercised for an aggregate purchase price of $200,037.

As of July 31, 2000, 1,773,250 warrants to purchase shares of common stock issued and outstanding were exercisable. At July 31, 1999, there were 400,000 outstanding warrants.

  (4) Subsequent Event:
      -----------------

In August 2000, the Company entered into a barter transaction whereby $3,000,000 of certain inventory was sold in exchange for an equal value of trade credits. In accordance with Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions", the Company recognized no gain or loss on the transaction as it is management's opinion that this exchange was effected at fair market value. These trade credits, which will be recorded as an asset on the Balance Sheet, may be used to reduce the cost of advertising as well as other products and services.

Item 2. Management's  Discussion  and  Analysis of  Financial
        -----------------------------------------------------
        Condition  and Results of Operations
        ------------------------------------


        Forward-Looking  Statements
        ---------------------------

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

        General
        -------

We have been a development stage company since our inception on November 5, 1982. Our principal activities include the development, production and marketing of the USS-900, a hardware-based peripheral digital encryption device, and the SCS-700, which combines the USS-900 with a modified Magicom (R) 2000 to provide a secure telephone-based multi-functional telecommunications product incorporating our E-Paper (TM) flat panel display technology. The Company has recently introduced its DSS-1000 hardware-based peripheral encryption system for digital applications. We are also continuing our research and development activities for additional encryption products, and other ultra-high resolution flat panel displays, including video and color displays and coated particles. We cannot assure you, however, that our efforts in these areas will be successful. We also cannot assure you that we will generate significant revenues in the future, that we will have sufficient revenues to generate profit or that other products will not be produced by other companies that will render our products obsolete or unmarketable.

The USS-900 and the DSS-1000 are hardware-based peripheral digital encryption systems which are available with either the high grade strength of the Harris Corporation digital cryptographic chip the Citadel(TM) CCX - or "triple DES" software to provide high-grade information encryption. Harris is supplying the chip at a negotiated price under a three year agreement entered into in 1999. Triple DES is an algorithm available in the public domain which has been incorporated into our software. Triple DES is used by many U.S. government agencies. We are producing the USS-900 with the assistance of a U.S.-based sub-contractor. Shanghai CopyTele has produced the modified Magicom(R) 2000 for the SCS-700 system. Shanghai CopyTele also supplied us with a portion of the electronic components, sub-assemblies and accessories for the USS-900.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to our Financial Statements and the notes thereto.

    Results of  Operations
    ----------------------

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

Sales for the nine and three month periods ended July 31, 2000 were approximately $1,191,000 and $492,000, respectively. No sales were recognized for the comparable periods in fiscal 1999. Cost of sales and gross profit were approximately $617,000 and $574,000, respectively for the nine months ended July 31, 2000, and $225,000 and $267,000, respectively, for the three months ended July 31, 2000, with no amounts in the comparable nine and three month fiscal 1999 periods. Sales increased in the three month period ended July 31, 2000 primarily as a result of the addition of new distributors.

Selling, general and administrative expenses, excluding the loss from Shanghai CopyTele, decreased in the nine month fiscal 2000 period by approximately
$768,000,   from   approximately   $4,909,000  in  the  fiscal  1999  period  to
approximately $4,141,000 in the fiscal 2000 period. Included in the selling, general and administrative expenses are research, development and tooling costs. The research and development costs decreased in the nine month fiscal 2000 period by approximately $228,000, from approximately $2,203,000 in the fiscal 1999 period to approximately $1,975,000 in the fiscal 2000 period.

There was also a decrease of approximately $632,000 in selling, general and administrative expenses, excluding the loss from Shanghai CopyTele, from the three month fiscal 1999 period of $1,897,000, to approximately $1,265,000 in the fiscal 2000 period. Included in these expenses are research, development and tooling costs. The research and development costs also decreased in the three month fiscal 2000 period by approximately $79,000, from approximately $724,000 in the fiscal 1999 period to approximately $645,000 in the fiscal 2000 period.

The decreases in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods were principally the result of decreases in compensation costs, engineering supplies, travel, and expenditures for research and development for video and color flat panel displays. These decreases were offset by increases in professional fees, marketing costs, stock based compensation to consultants, rent and a charge to earnings to bring the valuation of inventory in line with current estimates.


Employee compensation and related costs decreased in the aggregate during the fiscal 2000 periods as compared to the fiscal 1999 periods principally as a result of certain cost reductions offset in part by an increase in payroll taxes associated with employee stock option exercises. Decreases in pension costs were commensurate with the decreased compensation costs. Other employee benefit programs expenses remained approximately the same with reductions in personnel offset by rate increases. Engineering supplies decreased in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods primarily as a result of a reduction of component purchases to develop the USS-900 and the video and color flat panel displays. Engineering service costs also decreased in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods as a result of completing the development of the USS-900 and reductions in services for Shanghai CopyTele. Research and development costs for flat panel displays decreased in the aggregate during the fiscal 2000 periods as compared to the comparable fiscal 1999 periods principally as a result of lower costs incurred in connection with the development of our video and color displays. Charges to earnings of approximately $333,000 were recorded during the nine month fiscal period as compared to $675,000 in the comparable fiscal 1999 period in order to bring the valuation of inventory in line with current estimates and for obsolete and spare parts.

Marketing costs increased in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods as a result of increased advertising, trade show attendance and other promotions for the USS-900 and the SCS-700. However, travel and entertainment costs decreased in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods due primarily to less international travel. Professional fees were higher in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods as a result of higher fees incurred for legal, accounting and patent-related services. Rents also increased during the fiscal 2000 periods as compared to the comparable fiscal 1999 periods as a result of the leasing of additional storage space. Insurance expense increased in the fiscal 2000 periods as a result of higher levels of coverage and the addition of one policy. Additional advances to Shanghai CopyTele were expensed in the fiscal 2000 periods. The non-cash charge to earnings for stock based compensation to consultants was higher in the fiscal 2000 periods as compared to the comparable fiscal 1999 periods.

Shanghai CopyTele's losses for the nine month periods ended July 31, 2000 and 1999, and for the period from April 10, 1995 (Shanghai CopyTele's Inception) through July 31, 2000, were approximately $202,000, $259,000, and $2,275,000, respectively. The decrease in the loss for the nine month fiscal 2000 period from the fiscal 1999 period of approximately $57,000 was primarily the result of further cost reductions and limited production activity with respect to panel assemblies and Magicom(R) 2000 for the SCS-700 product. Shanghai CopyTele is currently idle but is seeking products to produce in its facility, or to lease or sell the facility to a third party. A permanent impairment charge was recognized on our investment in Shanghai CopyTele in the fiscal year ended
October 31, 1999 due to the uncertainty of Shanghai CopyTele generating sufficient future undiscounted cash flows to cover the carrying amount of our investment.

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

Interest income decreased approximately $39,000 from approximately $133,000 during the nine month fiscal 1999 period as compared to approximately $94,000 during the nine month fiscal 2000 period. Interest income increased approximately $6,000 from approximately $36,000 during the three month fiscal
1999 period as compared to approximately $42,000 during the three month fiscal 2000 period. The decrease in the nine month comparable periods resulted primarily from a decrease in average funds available for investment which was offset by a slight increase in interest rates. The increase in the three month comparable periods resulted primarily from an increase in average funds available for investment aided by a slight increase in interest rates. Funds available for investment, on a monthly weighted average basis, during the nine month fiscal 2000 and 1999 periods were approximately $2,677,000 and $3,995,000, respectively, and $2,943,000 and $3,194,000, respectively, during the three month fiscal 2000 and 1999 periods. The investment instruments selected by us are principally money market accounts and treasury investments.


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

During the nine month period ended July 31, 2000, we received proceeds aggregating approximately $716,000 in payments from our customers for products sold. For the nine month periods ended July 31, 2000 and 1999, we also received proceeds aggregating approximately $3,226,000 and $1,345,000, respectively, from the exercise of stock options and warrants to purchase shares of our common stock. During the nine month periods ended July 31, 2000 and 1999, we also received proceeds of approximately $809,000 and $600,000, respectively from sales of our common stock in private placements. Working capital increased by approximately $890,000 from approximately $5,727,000 at October 31, 1999 to approximately $6,617,000 at July 31, 2000 primarily as a result of the proceeds received in the fiscal 2000 period offset by the loss incurred.

As of July 31, 2000, our working capital included approximately $2,718,000 of cash and marketable securities, and approximately $1,473,000 (net of approximately $862,000 due to Shanghai CopyTele) of accounts payable and accrued liabilities. Our operations used approximately $3,361,000 in cash during the nine month period ended July 31, 2000. Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our cash resources and cash generated from operations will be sufficient to continue operations through the third quarter of fiscal 2001. We anticipate that, thereafter, we will continue to require additional funds to continue our marketing, and research and development activities if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings, or that if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

Our estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue.

We are seeking to improve our liquidity through an increased level of sales of our products. In an effort to generate sales, we are marketing the USS-900 and the DSS-1000 in both the U.S. and international markets directly and through a network of large office equipment suppliers, security product organizations, distributors and dealers. We are also increasing our advertising program to include television spots in the fall of 2000. We are hopeful, although we can give you no assurance, that by marketing our encryption products and increasing our advertising, sales will continue to increase to improve our liquidity.

The NASD requires that we maintain a minimum of $4 million of net tangible assets to maintain our Nasdaq National Market listing. If our stock were delisted, the delisting could potentially have an adverse affect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. Our net tangible assets as of July 31, 2000 were approximately $6,963,000. We anticipate that we may require additional funds to maintain the NASD net tangible assets requirement if funds generated from operations are insufficient. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from equity financings, or that if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional equity financings.

Shanghai CopyTele required an initial aggregate capital investment of $3,500,000 from the parties to the joint venture. The Joint Venture Agreement contemplates an additional $3,500,000 of funding which may be borrowed from banks, of which approximately $990,000 has been borrowed to date. These short-term loans, which mature in November 2000, are from a Chinese bank, secured by the building and a land-use contract with the Land Administration Bureau of Shanghai County. We have contributed $1,225,000 in cash, and technology valued for the purposes of Shanghai CopyTele at $700,000, and the Chinese parties contributed $1,575,000 in cash to Shanghai CopyTele. Shanghai CopyTele may require additional capitalization depending upon the nature and extent of its business activities. We can give you no assurance that adequate funds will be available to Shanghai CopyTele, including any future capital contributions, if any, beyond its initial capital contributions or that, if available, Shanghai CopyTele will be able to obtain such funds on favorable terms and conditions.

We have recorded our inventory at management's current best estimate of its net realizable value, which is based upon the historic and future selling price of our products. To date, sales of our products have been limited. Accordingly, we can give you no assurance that we will not have to further reduce the selling prices of our inventory below its current carrying value to accomplish our business strategies (Note 4).

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

Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our cash resources and cash generated from operations will be sufficient to continue operations  through  the third  quarter  of fiscal  2001.  We  anticipate  that, thereafter, we may continue to require additional funds to continue our marketing, research and development activities, if cash generated from operations is insufficient to satisfy our liquidity requirements. We may seek to sell debt or equity securities or to obtain a line of credit, if needed. In addition, we may need to raise additional equity financing to satisfy an NASD requirement that we have a minimum of $4 million of net tangible assets to maintain our Nasdaq National Market listing if funds generated from operations are insufficient. The NASD also requires that we maintain a minimum bid price of at least $1.00 per share in order to continue our listing. If our stock were delisted, the delisting could potentially have an adverse affect on the market price of our common stock and the liquidity of our shares. We cannot give you any assurance that additional financing, if needed, will be available to us or that, if available, we will be able to obtain additional financing on favorable terms and conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Our encryption products are only in their initial stages of production and marketing. The success and profitability of these products will depend upon many factors, many of which are beyond our control, including: our ability to successfully market the USS-900 and the DSS-1000; our continuing ability to purchase the Citadel(TM) CCX encryption chip from Harris for use in the USS-900, the DSS-1000 and other encryption products; our production capabilities and those of our suppliers as required for the production of the USS-900 and the DSS-1000, and our other encryption products; long-term product performance and the capability of our dealers and distributors to adequately service our products; our ability to maintain an acceptable pricing level to end-users for our products; the ability of suppliers to meet our requirements and schedule; our ability to successfully develop our new products under development, particularly our new encryption products; rapidly changing consumer preferences; and the possible development of competitive products that could render our products obsolete or unmarketable. Consequently, we cannot give you any assurance that we will generate sufficient revenues to support our operations in the future or that we will have sufficient revenues to generate profits.

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



PART II OTHER INFORMATION
        -----------------

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

        Recent Sales of Unregistered Securities
        ---------------------------------------

In May 2000, the Company issued 143,250 shares of Common Stock in connection with the exercise of warrants to two accredited investors for purchase prices averaging approximately $1.40 per share, or an aggregate of $200,037. The exercise prices represented the fair market value of the common stock on the date the related Stock Subscription Agreements were entered into. The shares of Common Stock were issued in reliance upon the exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended, relative to sales by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

At the Company's Annual Meeting of Stockholders held on July 25, 2000, six directors were elected and the CopyTele, Inc. 2000 Share Incentive Plan was approved. In addition, the selection of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending October 31, 2000 was ratified. The following is a tabulation of the voting with respect to the foregoing matters:

  (a)  Election  of  Directors  -

                Nominee                   For                       Withheld

               Denis A.  Krusos         55,482,281                  1,977,534
               Frank J.  DiSanto        55,733,047                  1,726,768
               Gerald  J.  Bentivegna   55,082,553                  1,377,262
               George  P.  Larounis     55,957,595                  1,502,220
               Lewis H. Titterton       56,108,815                  1,351,000
               Anthony Bowers           55,977,595                  1,482,220



  (b) Approval of the CopyTele,  Inc. 2000 Share  Incentive Plan:

                For            Against         Abstain         Broker  Non-Votes

             17,204,896       5,398,530        299,677            34,557,193



  (c) Ratification of selection of Arthur Andersen LLP as independent auditors for the fiscal year ending October 31, 2000:

                For            Against          Abstain

              56,994,185       366,434           99,196

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

    (a) Exhibits
        --------

        10 - CopyTele,  Inc.  2000 Share  Incentive  Plan,  filed as Annex A to
        the Registrant's   Proxy  Statement  dated  June  12,  2000
        (incorporated  by reference).

        27 - Financial  Data Schedule

    (b) Reports on Form 8-K
        -------------------

        No current report on Form 8-K was filed for the Company during the third quarter of its fiscal year ended July 31, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CopyTele, Inc.



                                               By: DENIS A. KRUSOS
                                                  ------------------------
                                               Denis A. Krusos
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               and Director (Principal Executive
September 14, 2000                             Officer)

                                               By: FRANK J. DISANTO
                                                  -------------------------
                                               Frank J. DiSanto
September 14, 2000                             President and Director

                                               By: GERALD J. BENTIVEGNA
                                                  -------------------------
                                               Gerald J. Bentivegna
                                               Vice President - Finance,
                                               Chief Financial Officer and
                                               Director (Principal Financial
September 14, 2000                             and Accounting Officer)