Form 10-K
period 2000-10-31
COPYTELE INC
filed 2001-01-29
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________


                         Commission file number: 0-11254


                                 COPYTELE, INC.
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                   11-2622630
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                              900 Walt Whitman Road
                               Melville, NY 11747
                                 (631) 549-5900
               (Address, Including Zip Code, and Telephone Number,
                 Including Area Code, of Registrant's Principal
                Executive Offices) Securities registered pursuant
                          to Section 12(b) of the Act:


     Title of Each Class                               Name of Each Exchange
                                                        on Which Registered
            NONE                                                NONE


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

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

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of January 19, 2001, computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on such date ($1.13): $65,656,599.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

On January 19, 2001, the registrant had outstanding 63,804,060 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
================================================================================

                                     PART I


Item 1. Business.

Forward-Looking Statements

Information   included  in  this   Annual   Report  on  Form  10-K  may  contain
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under the heading "General Risks and Uncertainties" below. Except as required by law, we undertake no obligation to update forward-looking statements made in this Annual Report on Form 10-K or otherwise.

Overview

CopyTele, Inc. is a development-stage enterprise. In response to increased commercial awareness of security needs, we are concentrating our activities on the development, production and marketing of multi-functional encryption products that provide high-grade information security for domestic and international users over virtually every communications media. Our line of encryption products presently includes the USS-900 (Universal Secure System), the DSS-1000 (Digital Security System) and the ULP-1 (Ultimate Laptop Privacy). The USS-900, DSS-1000 and ULP-1 are multi-functional, hardware-based digital encryption systems that incorporate the Harris Corporation encryption cryptographic chip - the Citadel(TM) CCX - or the Triple DES algorithm to provide high-grade encryption.

We are also continuing our research and development activities for additional encryption products and for flat panel displays, including display technologies for simplified ultra-high resolution, charged particle E-Paper(TM) and thin film designs suitable for low-cost plastic and field emission displays.

During fiscal 2000 we discontinued production of our Magicom(R) 2000 telecommunications product and our SCS-700 encryption product that combined the USS-900 with the Magicom(R) 2000, but we are continuing sales of our remaining inventory of the SCS-700. As a result, we terminated the operations of Shanghai CopyTele Electronics Co. Ltd., our 55% owned joint venture in Shanghai, China, which is in the process of being liquidated.

We were incorporated on November 5, 1982 under the laws of the State of Delaware. Our principal executive offices are located at 900 Walt Whitman Road, Melville, New York 11747 and our telephone number is 631-549-5900.

General Risks and Uncertainties

o We have experienced significant net losses and negative cash flows from operations since our inception and they may continue.

We have had net losses and negative cash flows from operations in each year since our inception and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses since our inception in developing our flat panel display and encryption technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales to our dealers, distributors and other customers to support our operations from inception through October 31, 2000. We have incurred net losses aggregating $55,124,098 during the same period. Research and development expenses during that period aggregated approximately $34,206,000 and negative cash flows from operations aggregated $55,634,720. We have set forth below our net losses, research and development expenses and negative cash flows from operations for the three fiscal years ended October 31, 2000:


                                            Fiscal Years Ended October 31,
                                            -----------------------------
                                         1998           1999           2000
                                         ----           ----           ----
Net Loss                              $7,135,954     $8,465,016     $4,964,173
Research and Development              $3,926,000     $3,163,000     $2,732,000
Negative Cash Flows From Operations   $7,736,211     $6,117,096     $4,840,578


o    We may  need  additional  funding  in the  near  future  which  may  not be
     available  on   acceptable   terms  and  may  result  in  dilution  to  our
     stockholders.

We anticipate that we will require additional funding to continue our research and development activities, market our products and satisfy the National Association of Securities Dealers, Inc. (NASD) requirement that we maintain a minimum of $4 million of net tangible assets to maintain our Nasdaq National Market listing, if cash generated from operations is insufficient to satisfy these requirements. Based on reductions in operating expenses that we have made and additional reductions that we may implement, if necessary, we believe that our cash resources, including cash received from November 1, 2000 to January 19, 2001, and other potential sources of cash flows will be sufficient to continue operations until at least the end of the first quarter of fiscal 2002. We anticipate that, thereafter, we will continue to require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions.

o We may not generate sufficient revenues to support our operations in the future or to generate profits.

We are principally engaged in the production and marketing of hardware-based peripheral digital encryption systems called the USS-900, the DSS-1000 and the ULP-1. Our encryption products are only in their initial stages of commercial production and marketing. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

     o    our ability to successfully market our line of encryption products;

     o our continuing ability to purchase the Citadel(TM)CCX encryption chip from Harris Corporation for use in our encryption products;

     o our production capabilities and those of our suppliers as required for the production of our encryption products;

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

o We are dependent upon a few key executives and the loss of their services could adversely affect us.

Our Chief Executive Officer, Denis A. Krusos, and our President, Frank J. DiSanto, founded our company in 1982 and are engaged in the management and operations of our business, including all aspects of our development, production and marketing of our products and flat panel display technology. Messrs. Krusos and DiSanto, and other senior executives, are important to our future business and financial arrangements. The loss of the services of any such persons may have a material adverse effect on our business and prospects.

o We may not be able to compete successfully in the very competitive market for our encryption products.


The market for our encryption products worldwide is highly competitive and subject to rapid technological changes. Most of our competitors are larger than us and possess financial, research, service support, marketing, manufacturing and other resources significantly greater than ours. We cannot give any assurance that we will be able to compete successfully in the market for our encryption products.

o If we are unable to maintain our Nasdaq National Market listing, the market price of our common stock could be adversely affected.

The NASD requires that we maintain a minimum of $4 million of net tangible assets and a market price of at least $1 per share in order to continue our Nasdaq National Market listing. If our stock were delisted, it could have an adverse affect on the market price of our common stock and the liquidity of our shares. As of October 31, 2000, our net tangible assets were approximately $5,558,000. The market price of our common stock on January 25, 2001 was $1.00

Products

          Encryption Products

We are presently marketing the USS-900, the DSS-1000 and the ULP-1 under the Cryptele(TM)brand name. The following is a brief description of our encryption products.

          USS-900

The USS-900 is a hardware-based peripheral digital encryption system which incorporates the Harris digital cryptographic chip - the Citadel(TM) CCX - to provide high-grade information encryption. We developed and are currently producing the USS-900 in cooperation with Harris under a three-year agreement entered into in July 1999. Under the terms of this agreement, we are responsible for the production, development, manufacturing and marketing of the USS-900, and Harris has agreed to sell us the Citadel(TM) CXX encryption chip at a negotiated price. Harris also has agreed that all USS-900 units may be marked or labeled with the designation "Secured by Harris." In addition, the agreement provides that, for the term of the agreement, neither party will participate with any other entity in the design, development or manufacture of a product functionally equivalent to the USS-900 unless agreed upon by both parties.

The encryption technology of the USS-900 encodes information through a complex mathematical formula called an algorithm. The algorithm requires a secret "key" to both encrypt and decrypt information. Only the secret key used to encrypt the information can be used to decrypt the information. This product automatically generates new secret keys electronically with each call. It easily interfaces with telephones, fax machines or computers to encrypt information communicated over ordinary analog telephone lines, via satellite or via the internet. When communicating encrypted information over a communications media, a USS-900 or one of our other compatible CopyTele products is required at both the sending and receiving end. The USS-900 operates at transmission rates of 9,600 to 33,600 BPS (bits per second.)

The USS-900 is a compact device that is 6" deep x 4.38" wide x 1.38" high and weighs approximately 9 ounces. The three major components of the unit are the Citadel(TM) CXX encryption chip, a digital signal processor and modems enclosed in a plastic case. The unit is portable, has low power consumption and has UL, FCC, CE and U.S. Commerce Department export approvals. The most significant features of this product include the following:

o Virus Spread Control - encrypts e-mail addresses to guard against the spread of viruses.

o Secure E-mail Attachments - encrypts any computer file to be utilized as an e-mail attachment that can be sent over the Internet or an ordinary telephone line.

o    Secure  Voice   Communication   -  interfaces  with  virtually  any  analog
     telephone, allowing easy encryption of voice communication.

o Secure Fax Communication - interfaces with any analog fax machine attended or unattended, ensuring cryptographic communication of information.

o Secure Point-to-Point File Transfers - interfaces with a computer, ensuring cryptographic communication of information between computers.

o File Storage - interfaces with virtually any computer, with the utilization of a provided CD ROM, to encrypt and decrypt computer files with the use of a single USS-900. The encrypted files can be stored on the computer, on networks or on the Internet.

o Secure Simultaneous Voice and Data Communication (SVD) - interfaces with a telephone and computer to allow secure simultaneous voice communication and point-to-point file transfer over ordinary analog telephone lines with transmission rates of 16,800 to 33,600 BPS.

o Secure Voice Teleconferencing - interfaces with multiple telephone lines to provide multi-person encrypted communications over ordinary telephone lines.

o Secure Multi-Capability - interfaces with telephones, fax machines and computers to perform secure and encrypted voice, fax and point-to-point data communication all on the same phone call.

o Tonal and Pulse Dialing - interfaces with telephones and fax machines that have either tonal or pulse dialing systems to provide voice, fax or data communications.

o Algorithm - capable of encrypting using either the Citadel(TM) CCX or Triple DES algorithms.

o    Encryption Key Length - 128 bit

          DSS-1000

The DSS-1000 is a digital encryption device that can perform all the functions of the USS-900, except for facsimile transmission and SVD, over digital or analog telephone lines, via satellite or via the internet. The DSS-1000 has the additional ability to interface with a telephone handset of a digital phone to secure voice and data information over digital lines at transmission rates of 9,600 BPS. The DSS-1000 has the same size, weight and major components of the USS-900 and is enclosed in a plastic case. The unit is also portable and has low power consumption. We have received export approval for the DSS-1000 from the U.S. Department of Commerce using the Citadel(TM) CCX or Triple DES algorithms and a 128 bit encryption key length.

          ULP-1

The ULP-1 is a hardware-based encryption PCMCIA (Personal Computer Memory Card International Association) card that plugs into notebook or laptop computers. The ULP-1 is the size of a credit card and operates as an encryption/decryption key to protect data files and e-mail attachments. The ULP-1 also guards against the spread of viruses by encrypting e-mail addresses. The ULP-1 can easily be removed when not in use, as a result of which the encrypted data in the computer files cannot be decrypted and read by an unauthorized person. We have received export approval for the ULP-1 from the U.S. Department of Commerce using the Citadel(TM) CCX or Triple DES algorithms and a 128-bit encryption key length.

New Products Under Development

          Encryption Product

We are engaged in the development of a new encryption device that would be used with digital cellular phones that are capable of transmitting both voice and data. We are making hardware and software modifications to the basic USS-900 model in order to produce the device which will contain the Citadel CCX or Triple DES algorithms. The device will be small, lightweight, portable and battery powered. The device will interface with any digital cell phone that is capable of transmitting data and will plug into digital cellular phones and into a computer so that either voice or data can be encrypted. The device will have a 128 bit encryption key length. The new device would be available for sale in both the industrial and retail markets as well as to U.S. and foreign government agencies.

Flat-Panel Display Technology

During 2000, we continued to pursue our efforts to develop new technologies for color and video flat-panel displays. We cannot give you any assurance, however, that we will be able to successfully develop these technologies or that we will be able to apply any of these technologies to commercially marketable products.

          E-Paper(TM) Flat-Panel Display

The technology utilized in the E-Paper(TM) ultra-high resolution display that was developed and incorporated into the SCS-700, which we are marketing from units in inventory, is being further developed for possible application for mobile devices. The E-Paper(TM) characteristics of low power consumption, flicker-free, wide angle viewing and high contrast are desirable features for mobile devices. The original E-Paper(TM) display was primarily designed for ultra-high picture quality and required illumination. It was able to display information like a printed page, one at a time. We believe it is desirable to add features for mobile devices so that displayed information can be continuously updated and use only ambient light. The new design we are attempting to develop would incorporate the individual control of pixels to allow continuous updating of displayed information, have a high contrast to allow viewing under normal ambient light and, due to a simplified structure, would result in lower manufacturing cost. The basic design consists of two glass substrates, which contain our proprietary yellow and black charged particle suspension. The viewing substrate is a clear glass so that individual yellow or black pixels are displayed to form a high contrast image. The original design had a structure in the viewing side substrate that reduced the contrast and thus required a lighting system. In the new design, a simplified pixel control structure is located on the non-viewing substrate.

To further develop this technology, we are using available silicon-based substrates that contain pixels we developed from our solid state and optical displays. The format is 320 x 240 pixels having a resolution of approximately 100 pixels per inch. These substrates are being modified to operate in conjunction with our charged particles suspension and are being addressed using the 128 output chip drivers used in the original E-Paper(TM) display. A newly developed suspension is being utilized to conform to the chip driver's capability and to control individual pixels at required higher speeds. We believe that sufficient speeds could be achieved in order to accommodate the requirements of most portable devices. The technology could possibly be modified to use printing processes and plastic instead of the present silicone and glass substrates. We cannot give you any assurance, however, that we will be able to develop a commercially marketable display of this type.

Color and Video Flat Panels

          Thin Film Video Color Display (Field Emission Display)

During 2000, we continued our relationship with Volga Svet, Limited, a Russian display company, for the development of an ultra-high resolution thin film color and video emissive flat panel display called FED, or field emission display. We have been working with Volga in developing engineering prototype models of the FED and we are continuing to modify our designs to simplify the fabrication process and to improve reliability. We are utilizing a unique design that reduces the possibility of pixels being degraded by electrical or mechanical variations. This new structure creates the video image utilizing film-edge, low voltage phosphors on a single glass substrate. However, the film-edge, which emits electrons when electrical impulses are applied thereby illuminating the phosphor in a pixel, is electrically isolated from the phosphor so that electrical and mechanical structural variations will not degrade the image on a pixel. We have implemented this approach for both matrix and segmented numerical and alphanumerical displays. As a result, Volga has started limited production of the segmented displays. Volga is also developing structural design optimization for the matrix display structure in an effort to yield full color at video speed. We anticipate that prototypes of the matrix display of 320 by 240 pixels at a resolution of approximately 100 pixels per inch could be developed by mid-2001. We have applied for patent protection on the new matrix structure. We expect to continue this development effort during the first half of 2001 in order to optimize the operating performance required for manufacturing purposes. If we are able to successfully develop the FED, the end product would be only approximately one-third of an inch thick, would provide a full color and video display with almost hemispherical viewing angle, and would be suitable for television, computer and telecommunications devices. We believe that, because of its simplified design, if we could successfully develop this display we would be able to produce it using standard semi-conductor fabrication production equipment, which, in turn, could potentially result in lower costs to end-users.

          Solid State and Optical Display

During 2000, due to higher than expected fabrication difficulties in creating a display having a matrix of static micro electromechanical systems pixels, we changed the goal for the development of our solid state and optical display technology. Our new objective is to utilize the basic technology to develop an ultra-high speed optical modulator for use in encryption technology and to process optical information. We believe that the advanced version of the metalized optical modulator is simpler to fabricate and potentially has greater application for the communications industry. We are still working with the Center for Advanced Thin Film Technology at the State University of New York at Albany on the technology. If we can successfully develop the new modulator, we will attempt to attract major communications companies to incorporate this technology into their systems.

Production

Our encryption products consist of a printed circuit board populated with electronic components and connectors enclosed in a plastic case. We design all the hardware, software, packaging and operating manuals for our products. The three main electronic components, the Citadel(TM) CCX encryption chip, a digital signal processor, and modems, are contained on a printed circuit board. We are currently using several U.S.-based electronics-production contractors to procure the printed circuit boards and mount the associated electronics components on the circuit board. We currently utilize approximately a dozen primary component and printed circuit-board suppliers and two production assembly contractors. Given normal lead times, we anticipate having a readily available supply of all electronics components that we require for assembling our encryption products.

Our production contractors produce and visually inspect the completed circuit boards. We perform final assembly, including installation of the software, by enclosing the completed printed circuit board into the product enclosure and performing functionality testing of all units at our premises at Melville, New York prior to shipment to our customers. We test our finished products using internally developed product assurance testing procedures.

As of October 31, 2000, we produced approximately 4,900 USS-900 units. We began production of the DSS-1000 and the ULP-1 in December, 2000.

Marketing

We are focusing our marketing efforts on selling our encryption products to selected distributors, dealers and original equipment manufacturers who have marketing capabilities in the commercial encryption field. We currently have a sales and marketing office consisting of five full-time employees who work principally on a salaried basis and devote their efforts to sales and support activities, and nine consultants. We are seeking to increase our sales force by adding established manufacturer representative firms to bolster our effort to expand into the retail market for one of our products.

We presently have 23 dealers and distributors worldwide who market our encryption products on a non-exclusive basis along with one original equipment manufacturer. The dealers and distributors generally are parties to one-year renewable agreements that do not contain significant minimum purchase requirements.

Our company and our dealer/distributor network presently are focusing marketing efforts on the oil industry, financial firms, telecommunication companies, healthcare and insurance industries, multinational corporations and U.S. and foreign government agencies. A number of the dealers and distributors have been in the security field for many years and have more recently focused on encryption, providing products and services to multinational corporations and foreign governments. Many of the dealers and distributors that are headquartered in the United States also provide worldwide sales and service coverage. They are located in prime sales territories such as New York, Maryland, Virginia, Texas, Florida, Georgia, California, Tennessee, Oregon, Vermont and Minnesota. Our international dealers and distributors provide sales and support service in Europe, Asia, Africa and South America.

First launched at the American Society for Industrial Security Show in late 1999, the USS-900 was the center of our marketing effort in 2000, which focused on the commercial encryption market. With the introduction of the ULP-1 in November, 2000, a breakthrough encryption product that brings encryption to the notebook and laptop computer market through the use of a removable PCMCIA Card, we are now in a position to expand our marketing activities into the retail market through the use of manufacturer representatives and direct sales.

We continue to provide marketing, service training and technical support to our distributors and dealers. During 2000, we demonstrated our encryption products, together with distributors and dealers, at approximately ten trade shows. The USS-900 recently won two awards at the International Security Conference show in New York. The USS-900 was chosen by the Security Industry Association (SIA) as one of the "Security Industry's Finest-Recognized as One of the Finest in New Product Development and Innovation" and also received the SIA's "Product Achievement Award-Business Services."

As part of our effort to increase awareness of corporate vulnerability to information assault and espionage, we ran a series of targeted television commercials as well as advertisements in security magazines in 2000. We plan to continue this advertising effort in 2001 in order to familiarize a broad audience with our family of encryption products.

Competition

The market for encryption products worldwide is highly competitive and subject to technological changes. Although successful product and systems development is not necessarily dependent on substantial financial resources, most of our competitors are larger than us and possess financial, research, service support, marketing, manufacturing and other resources significantly greater than ours.

There are several other companies that sell hardware and/or software encryption products. We believe, however, that the technology contained in our products and the size and features of the units distinguish them from the products being sold by our competitors. The encryption security market is likely to be characterized by rapid advances in technology and the continuing introduction of new products which could render our products obsolete or non-competitive. We cannot give you any assurance that we will be able to compete successfully in the market for our encryption products.

Patents

We have received approximately 221 patents, including those from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2018. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. These patents are related to the design, structure and method of construction of the E-Paper(TM) flat panel display, methods of operating the display, particle generation, applications using the E-PaperTM flat panel display, and for our solid state and thin film video and flat panel display.

We have also filed or are planning to file patent applications for our optical encryption system, our FED and simplified E-Paper flat panel display technologies currently under development, and for our USS-900, DSS-1000 and ULP-1 encryption technologies.

We cannot assure you that patents will be issued for any of our pending applications. In addition, we cannot assure you that any patents held or obtained will sufficiently protect us against our competitors. We are not aware that the USS-900, DSS-1000 or ULP-1 are infringing upon the patents of others. We cannot assure you, however, that other products developed by us, if any, will not infringe upon the patents of others, or that we will not have to obtain licenses under the patents of others, although we are not aware of any such infringement at this time.

We believe that the foregoing patents are significant to our future operations.


Research and Development Expenses

Research and development expenses, which have comprised a significant portion of our selling, general and administrative expenses since our inception, were approximately $2,732,000, $3,163,000, $3,926,000, and $34,206,000 for the fiscal years ended October 31, 2000, 1999, 1998 and for the period from November 5, 1982 (inception) through October 31, 2000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our Financial Statements.

Employees and Consultants

We had thirty-one full-time employees and twenty-one consultants as of December 31, 2000. Twenty-seven of those individuals, including our Chairman of the Board and our President, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Fourteen individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us. None of our employees are represented by a labor organization or union.

Item 2. Properties.

We lease approximately 12,900 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease that expires November 30, 2003. Our base rent is approximately $243,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. We have the right to cancel a portion of the lease as of November 30, 2002. This lease does not contain provisions for its renewal and management will continue to evaluate the future adequacy of this facility. We anticipate securing a lease renewal for this facility at the end of the lease term if we determine to remain there. See
Note 8 to our Financial Statements.

In February 1996, we entered into a five-year lease with an unrelated party for approximately 2,300 square feet of office space in Valhalla, New York. The lease, which expires on June 30, 2001 and is non-renewable, currently provides for a base rent of approximately $56,000 per annum.

We believe that the facilities described above are adequate for our current requirements.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted by us to a vote of our shareholders during the fourth quarter of our fiscal year ended October 31, 2000.


Executive Officers of the Company

Our only executive officers are Denis A. Krusos, Frank J. DiSanto, Frank W. Trischetta and Henry P. Herms. The information required to be furnished with respect to these executive officers is set forth in Item 10 of Part III of this Annual Report on Form 10-K and is incorporated herein by reference.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters.

Our common stock has been traded on the Nasdaq Stock Market National Market (the "Nasdaq National Market"), the automated quotation system of the NASD, under the symbol "COPY," since October 6, 1983, the date public trading of our common stock commenced. The high and low sales prices as reported by the Nasdaq National Market for each quarterly fiscal period during our fiscal years ended October 31, 1999 and 2000 have been as follows:


--------------------------------------------------------------------------------
       Fiscal Period                   High                   Low
--------------------------------------------------------------------------------
     1st quarter 1999                  2.31                   1.00
     2nd quarter 1999                  1.88                   1.03
     3rd quarter 1999                  3.31                   1.38
     4th quarter 1999                  1.53                   0.69
--------------------------------------------------------------------------------
     1st quarter 2000                  1.81                   0.72
     2nd quarter 2000                  4.16                   1.06
     3rd quarter 2000                  3.25                   1.13
     4th quarter 2000                  2.25                   0.97
--------------------------------------------------------------------------------


As of January 19, 2001 the approximate number of record holders of our common stock was 1,320.

No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

The following data has been derived from our Financial Statements and should be read in conjunction with those statements, and the notes related thereto, which are included in this report.


                                     -----------------------------------------------------------------------------------------------
                                                                                                                    For the period
                                                   As of and for the fiscal year ended October 31,                 from November 5,
                                                                                                                   1982 (inception)
                                     ---------------------------------------------------------------------------        through
                                          2000           1999          1998            1997            1996        October 31, 2000
====================================================================================================================================
Sales                                  $1,471,998        $46,877    $       --      $       --      $       --        $1,518,875
------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                              746,560          9,573            --              --              --           756,133
------------------------------------------------------------------------------------------------------------------------------------
Selling, General and
Administrative Expenses                 5,831,712      8,284,717       7,231,557       6,378,368       6,017,580      59,706,563
------------------------------------------------------------------------------------------------------------------------------------
Loss from and Impairment of                  --          345,947         377,219         335,391         148,630       1,225,000
Investment in Joint Venture
------------------------------------------------------------------------------------------------------------------------------------
Interest Income                           120,979        156,075         472,822         913,184         722,800       5,051,332
------------------------------------------------------------------------------------------------------------------------------------
Net (Loss)                             (4,964,173)    (8,465,016)     (7,135,954)     (5,800,575)     (5,443,410)    (55,124,098)
------------------------------------------------------------------------------------------------------------------------------------
Net (Loss) Per Share of  Common
Stock - Basic and Diluted (a)               ($.08)         ($.14)          ($.12)          ($.10)          ($.10)         ($1.14)
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                            6,894,501      7,239,544      13,334,972      19,988,207      24,710,420
------------------------------------------------------------------------------------------------------------------------------------
Long Term Obligations                        --             --              --              --              --
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                    5,557,599      6,284,777      11,860,913      18,779,142      22,750,273
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                     --             --              --              --              --              --
of Common Stock
------------------------------------------------------------------------------------------------------------------------------------

----------

(a) Adjusted for three-for-one stock split declared in October 1985, five-for-four stock split declared in August 1987, two-for-one stock split declared in February 1991 and two-for-one stock split declared in May 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

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

General

We have been a development-stage enterprise since our inception on November 5, 1982. Our principal activities include the development, production and marketing of multi-functional, hardware-based, peripheral digital encryption devices. These encryption devices provide high-grade security for domestic and international users over virtually every communications media. (See "Business -- Encryption Products").

Our line of encryption products presently includes the USS-900, the DSS-1000 and the ULP-1, which are available with either the high-grade strength of the Harris Corporation ("Harris") digital cryptographic chip - the Citadel (TM) CCX - or the Triple DES algorithm to provide high-grade encryption. Harris is supplying the chip at a negotiated price under a three-year agreement entered into in 1999. Triple DES is an algorithm available in the public domain, which has been incorporated into our software. Triple DES is used by many U.S. government agencies.

During fiscal 2000 we discontinued production of our Magicom(R) 2000 telecommunications product and our SCS-700 encryption product, which combined the USS-900 with the Magicom(R) 2000, but we are continuing sales of our remaining inventory of the SCS-700. As a result, we terminated the operations of Shanghai CopyTele Electronics Co. Ltd, (the "Joint Venture") our 55% owned joint venture in Shanghai, China, which is in the process of being liquidated.

We are also continuing our research and development activities for additional encryption products and flat-panel displays, including our E-Paper ultra-high resolution display and our thin film color and video field emission ultra-high resolution display. In addition, during 2000 we redirected our development of solid-state optical technology to the development of an ultra-high speed optical modulator for use in encryption technology and to process optical information. (See "Business - New Products Under Development"). We cannot assure you, however, that our efforts in these areas will be successful. (See "Business - General Risks and Uncertainties").

We are currently using several U.S.-based electronic production contractors to produce the components for our encryption devices. (See "Business -
Production"). We sell our products primarily through a distributor/dealer network and also to end-users. (See "Business - Marketing").

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to our Financial Statements and the notes thereto.

Results of Operations

Fiscal Year Ended  October 31,  2000  Compared to Fiscal Year Ended  October 31,
1999

Sales -

Sales for fiscal 2000 increased to approximately $1,472,000 from approximately $47,000 in fiscal 1999. Sales of the USS-900 increased in fiscal 2000 to approximately $1,169,000, or 79% of total sales, from approximately $25,000 in fiscal 1999. Sales of the SCS-700 increased in fiscal 2000 to approximately $245,000, or 17% of total sales, from approximately $5,000 in fiscal 1999.

We are hopeful, although there is no assurance, that with an increased marketing effort for our existing products and our new products under development, we will procure sufficient sales during fiscal 2001 to emerge from the development stage.

Gross Profit-

Gross profit increased in fiscal 2000 to $746,560, or 51% as a percentage of sales, compared to $9,573 in fiscal 1999. The increase in gross profit is primarily due to the increase in USS-900 sales.

Selling, General and Administrative Expenses-

Selling, general and administrative expenses decreased approximately $2,453,000 or 30% to approximately $5,832,000 for the fiscal year ended October 31, 2000 from approximately $8,285,000 for the fiscal year ended October 31, 1999.

The fiscal 2000 decrease in selling, general and administrative expenses is primarily a result of the timing of a $1,407,000 reserve for amounts due from the Joint Venture, which was recorded in fiscal 1999. In addition, employee compensation and related costs decreased by approximately $425,000 in fiscal 2000 as compared to fiscal 1999 as a result of certain personnel waiving a portion or all of their salary and related pension benefits and certain sales personnel becoming independent dealers and distributors. These decreases were offset by an increase in advertising expense of approximately $279,000 as a result of our efforts to increase awareness of corporate vulnerability to information espionage.

Research and Development Expenses-

Research and development expenses, which are included in selling, general and administrative expenses, were approximately $2,732,000 and $3,163,000 for the fiscal years ended October 31, 2000 and 1999, respectively. Research and development expenses decreased approximately $431,000, or 14%, in fiscal 2000 as compared to fiscal 1999 due to a reduction in outside research and development efforts, which we commenced performing in-house, and a reduction in engineering supplies. These reductions in research and development expenses were partially offset by an increase in patent related costs.

Loss from and Impairment of Investment in Joint Venture- During fiscal 2000 the Joint Venture terminated operations and is now in the process of being liquidated. Additional investments in the Joint Venture during fiscal 2000 were not material to our operations and were expensed to selling, general and administrative expenses.

Interest Income-

Interest income decreased by approximately $35,000 to approximately $121,000 in fiscal 2000 as compared to approximately $156,000 in fiscal 1999, primarily as a result of a reduction in average funds available for investment.

Fiscal Year Ended  October 31,  1999  Compared to Fiscal Year Ended  October 31,
1998

Sales -

We commenced recognizing sales in the fourth quarter of fiscal 1999. Sales for the fiscal year ended October 31, 1999 of approximately $47,000 primarily consisted of sales of the USS-900 of approximately $25,000 and the SCS-700 of approximately $5,000.

Selling, General and Administrative Expenses-

Selling, general and administrative expenses increased 15% to approximately $8,285,000 for the fiscal year ended October 31, 1999 from approximately $7,232,000 for the fiscal year ended October 31, 1998.

The fiscal 1999 increase in selling, general and administrative expenses is primarily a result of the timing of a $1,407,000 reserve for amounts due from the Joint Venture, which was recorded in fiscal 1999. In addition, we recorded charges to earnings in fiscal 1999 to bring the valuation of inventory in line with current estimates for obsolete and scrap parts, and other expenses. We also incurred an increase of approximately $166,000 in employee compensation expense in fiscal 1999 as a result of hiring additional sales and marketing employees to support the sales of our encryption products.

Research and Development Expenses-

Research and development expenses, which are included in selling, general and administrative expenses, were approximately $3,163,000 and $3,926,000 for the fiscal years ended October 31, 1999 and 1998, respectively. Research and development expenses decreased approximately $763,000, or 19%, in fiscal 1999 as compared to fiscal 1998 due to a reduction in outside research and development efforts, which we commenced performing in-house, a reduction in engineering supplies and a reduction in patent related costs.

Loss from and Impairment of Investment in Joint Venture-

Loss from Joint Venture decreased to approximately $346,000 in fiscal 1999 as compared to approximately $377,000 in fiscal 1998. This decrease was the result of a decrease in our portion of the Joint Venture's loss for fiscal 1999 to approximately $261,000 as compared to approximately $377,000 in fiscal 1998, offset by a permanent impairment charge on our investment in the Joint Venture recorded in fiscal 1999.

Interest Income-

Interest income decreased by approximately $317,000 to approximately $156,000 in fiscal 1999, as compared to approximately $473,000 in fiscal 1998, primarily as a result of a reduction in the average funds available for investment and a decrease in interest rates.

Liquidity and Capital Resources

Since our inception, we have met our liquidity and capital expenditure needs primarily from the proceeds of sales of our common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options pursuant to our 1987, 1993 and 2000 stock option plans (the "1987 Plan," the "1993 Plan," and the "2000 Share Plan," respectively.)

During the fiscal years ended October 31, 2000, 1999 and 1998, we received proceeds aggregating approximately $802,000, $47,000, and $0, respectively, in payments from our customers for products sold. For the fiscal years ended October 31, 2000, 1999 and 1998, we received proceeds aggregating approximately $3,226,000, $1,353,000, and $28,000, respectively, from the exercise of stock options and warrants to purchase shares of our common stock and the exercise of warrants by members of the immediate families of our Chairman of the Board and our President. During the fiscal years ended October 31, 2000 and 1999, we received net proceeds aggregating approximately $801,000 and $1,475,000, respectively, from sales of our common stock in private placements. During the period from November 1, 2000 through January 19, 2001, we received proceeds aggregating approximately $495,000 from the exercise of stock options pursuant to the 2000 Share Plan.

Working capital decreased by approximately $3,408,000 from approximately $5,727,000 at October 31, 1999 to approximately $2,319,000 at October 31, 2000 as a result of the decrease in inventory, the effect of the inventory related barter transaction, the use of marketable securities to fund operations and the increase in accounts payable offset by the increase in accounts receivable and the decrease in accrued liabilities.

Our operations used approximately $4,841,000 in cash during fiscal 2000. As of October 31, 2000, working capital included approximately $1,231,000 of cash and marketable securities and approximately $1,337,000 of accounts payable and accrued liabilities. Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that these resources, including cash received from November 1, 2000 to January 19, 2001, and other potential sources of cash flows will be sufficient to continue operations until at least the end of the first quarter of fiscal 2002. We anticipate that, thereafter, we will continue to require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

In connection with our annual audit, our Chairman of the Board and Chief Executive Officer, our President, and an outside Director have represented to our independent auditors that it is their intention to provide short term loans to us of up to $450,000, $450,000 and $200,000, respectively, if we require additional cash for our operations during the period ending January 31, 2002. The loans would bear interest at 9% per annum, would be secured by accounts receivable and inventory and would mature on January 31, 2002. These amounts would be reduced on a pro-rata basis by any other debt or equity financing obtained by us and by the proceeds received from certain sales. The representation of each individual is conditioned upon his not becoming incapacitated in a manner that prevents him from performing his present responsibilities.

We are seeking to improve our liquidity through increased sales of products. In an effort to generate sales, we have marketed the USS-900 directly to U.S. and international office equipment distributors and dealers and, during fiscal 2000, we have recognized total revenues of approximately $1,472,000. We have also recently commenced marketing the DSS-1000 and ULP-1. We are hopeful, although we can give you no assurance, that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity.

The NASD requires that we maintain a minimum of $4,000,000 of net tangible assets to maintain our Nasdaq National Market listing. If our stock were delisted, the delisting could potentially have an adverse effect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. Our net tangible assets as of October 31, 2000 were approximately $5,558,000. We anticipate that we may require additional funds to maintain the NASD net tangible assets requirement. We can give you no assurance that we will be able to generate adequate funds from operations or that funds will be available to us from equity financings. We also can offer no assurance that, if available, we will be able to obtain such funds on favorable terms and conditions.

The NASD also requires that we maintain a minimum bid price of $1.00 for continued listing. If at any time the bid price for our common stock falls below $1.00 per share for a period of thirty consecutive business days, the NASD has the right to delist our stock if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. If our stock were delisted, the delisting could have an adverse affect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. (See "Market for the Registrant's Common Equity and Related Stockholder Matters").

Management has recorded our inventory at its current best estimate of net realizable value, which is based upon the historic and future selling prices of the USS-900 and remaining SCS-700s. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below its current carrying value.

Our estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue. (See note 11 to our Financial Statements).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have invested a portion of our cash on hand in short term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing marketable securities are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

Item 8. Financial Statements and Supplementary Data.

See accompanying "Index to Financial Statements."

Item 9. Disagreements on Accounting and Financial Disclosure.

Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information with respect to all of our directors and executive officers:

----------------------------------------------------------------------------------------------------------
                                                                                          Director and/or
     Name                  Position with the Company and Principal              Age      Executive Officer
                                         Occupation                                            Since
----------------------------------------------------------------------------------------------------------
Denis A. Krusos            Director, Chairman of the Board and Chief            73             1982
                           Executive Officer
----------------------------------------------------------------------------------------------------------
Frank J. DiSanto           Director and President                               76             1982
----------------------------------------------------------------------------------------------------------
Henry P. Herms             Chief Financial Officer and Vice President -         55             2000
                           Finance
----------------------------------------------------------------------------------------------------------
Frank W. Trischetta        Senior Vice President - Marketing and Sales          60             1996
----------------------------------------------------------------------------------------------------------
George P. Larounis         Director                                             72             1997
----------------------------------------------------------------------------------------------------------
Lewis H. Titterton         Director                                             55             1999
----------------------------------------------------------------------------------------------------------
Anthony Bowers             Director                                             43             2000
----------------------------------------------------------------------------------------------------------

Mr. Krusos has served as one of our Directors and as our Chairman of the Board and Chief Executive Officer since November 1982. He holds an M.S.E.E. degree from Newark College of Engineering, a B.E.E. degree from City College of New York and a J.D. degree from St. John's University and is a member of the New York bar.

Mr. DiSanto has served as one of our Directors and as our President since November 1982. He holds a B.E.E. degree from Polytechnic Institute of Brooklyn and an M.E.E. degree from New York University.

Mr. Herms has served as our Chief Financial Officer and Vice President - Finance since November 2000. Prior to joining us, Mr. Herms was employed by
takeoutmusic.com Holding Corp. as Chief Financial Officer, from May 2000 to November 2000. Prior to that, for approximately 12 years Mr. Herms was a Principal, Director and Chief Financial Officer of a group of affiliated, privately held companies operating under the Ultratan trade name. Mr. Herms was also our Chief Financial Officer from 1982 to 1987. He is also a former audit manager with the firm of Arthur Andersen LLP and a CPA. He holds a B.B.A. degree from Adelphi University.

Mr. Trischetta has served as our Senior Vice President - Marketing and Sales since February 1996. Prior to joining us, Mr. Trischetta was employed by Panasonic Corporation for approximately 15 years where he served as General Manager Marketing and Sales for Panasonic Office Automation Products. Prior to that, Mr.
Trischetta was employed by 3-M Company for approximately 17 years where he advanced to a senior sales and marketing executive position. He holds a B.B.A. degree from the University of Miami.

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

Mr. Titterton has served as one of our Directors since July 1999. Mr. Titterton is currently Chief Executive Officer of NYMED, Inc. His background is in high technology with an emphasis on health care and he has been with NYMED, Inc. since 1989. Mr. Titterton founded MedE America, Inc. in 1986 and was Chief Executive Officer of Management and Planning Services, Inc from 1978 to 1986. He holds a M.B.A. degree from the State University of New York at Albany, and a B.A. degree from Cornell University.

Mr. Bowers has served as one of our Directors since July 2000. Mr. Bowers is currently a Partner of OTA Limited Partnership. He has been with OTA Limited Partnership since 1997. Mr. Bowers was Director - Institutional Sales at Bear Sterns International from 1994 to 1996 and Director - Institutional Sales at Goldman Sachs International from 1986 to 1994, each of which were in London, England. From 1979 to 1982, Mr. Bowers was Manager - Investor Relations for American Express Company in New York. Mr. Bowers holds a B. A. degree from Amherst College and a M.B.A. degree from the Wharton School of Business.

Item 11. Executive Compensation.

Messrs. Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director, Frank J. DiSanto, President and Director, Frank W. Trischetta, Senior Vice President - Marketing and Sales, and Henry P. Herms, Chief Financial Officer and Vice President - Finance, are our executive officers. While there are no formal agreements, Denis A. Krusos and Frank J. DiSanto waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1, 1985. As a result, Mr. Krusos received no salary or bonus during the last three fiscal years. Except for Mr. Trischetta, no other executive officer received an annual salary and bonus in excess of $100,000 during the fiscal year ended October 31, 2000. The following is compensation information regarding Mr. Krusos and Mr. Trischetta for the fiscal years ended October 31, 2000, 1999 and 1998:

------------------------------------------------------------------------------------------------
                                     SUMMARY COMPENSATION TABLE
================================================================================================

                                           Fiscal
          Name and                          Year            Annual              Long-Term
     Principal Position                    Ended         Compensation       Compensation Awards
     ------------------                    -----         ------------       -------------------
                                                                           Securities Underlying
                                                                               Options (#)
================================================================================================
Denis A. Krusos,                          10/31/00              --              250,000
Chairman of the Board,                    10/31/99              --               50,000
Chief Executive Officer and Director      10/31/98              --              600,000
================================================================================================
Frank W. Trischetta                       10/31/00          $111,443            185,000(1)
Senior Vice President -                   10/31/99          $153,289             25,000(1)
Marketing and Sales                       10/31/98          $153,008             60,000(1)
------------------------------------------------------------------------------------------------


(1) Mr. Trischetta participates in the CopyTele, Inc. employees' pension plan, a money purchase deferred compensation pension plan, and received contributions in the amounts of $9,399, $13,216 and $13,516 for the years 2000, 1999, and 1998, respectively.

The following is information regarding stock options granted to Mr. Krusos and Mr. Trischetta pursuant to the 1993 Stock Option Plan and the 2000 Share Incentive Plan, during the fiscal year ended October 31, 2000:


------------------------------------------------------------------------------------------------------------------------------------
                                                 OPTION GRANTS IN LAST FISCAL YEAR
====================================================================================================================================
                                       Individual Grants                                           Potential Realizable Value at
                                                                                                Assumed Annual Rates of Stock Price
                                                                                                   Appreciation for Option Term
------------------------------------------------------------------------------------------------------------------------------------
                                           Percent of
                        Number of        Total Options
                        Securities         Granted to         Exercise
                    Underlying Options    Employees in          Price           Expiration
       Name            Granted (#)        Fiscal Year         ($/Share)            Date              5% ($)            10% ($)
====================================================================================================================================
Denis A. Krusos         250,000(2)           8.11%           $1.063 (3)          10/26/10           $167,129          $423,537
------------------------------------------------------------------------------------------------------------------------------------
Frank W. Trischetta     100,000(1)           3.24%           $0.844 (3)           12/5/09            $53,079          $134,512
                         50,000(1)           1.62%            $1.500(3)           4/23/10            $47,167          $119,531
                         35,000(2)           1.14%            $1.094(4)           8/20/10            $24,080           $61,024
------------------------------------------------------------------------------------------------------------------------------------


     (1) Options granted pursuant to the 1993 Stock Option Plan, which are exercisable in whole or in part commencing one year following the date of grant unless otherwise accelerated. The options are not issued in tandem with stock appreciation or similar rights and are not
          transferable   other  than  by  will  or  the  laws  of  descent   and
          distribution. The options terminate upon termination of employment, except that in the case of death, disability or termination for reasons other than cause, options may be exercised for certain periods of time thereafter as set forth in the 1993 Stock Option Plan.

     (2) Options granted pursuant to the 2000 Share Incentive Plan, which are exercisable in whole or in part commencing six months following the date of grant unless otherwise accelerated. The options are not issued in tandem with stock appreciation or similar rights and are not
          transferable   other  than  by  will  or  the  laws  of  descent   and
          distribution. The options terminate upon termination of employment, except that in the case of death, disability or termination for reasons other than cause, options may be exercised for certain periods of time thereafter as set forth in the 2000 Share Incentive Plan.

     (3) The exercise price of these options was equal to the fair market value of the underlying common stock on the date of grant. These options are nonqualified options.

     (4) The exercise price of these options was equal to the fair market value of the underlying common stock on the date of grant. These options are intended to qualify as incentive stock options within the meaning of
          Section 422 of the Internal Revenue Code of 1986, as amended.

The following is information regarding stock option exercises during fiscal 2000 by Mr. Krusos and Mr. Trischetta and the values of their options as of October 31, 2000:


-------------------------------------------------------------------------------------------------------------------------
                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                 FY-END OPTION/VALUES
=========================================================================================================================

                                                      Number of Securities Underlying          Value of Unexercised
                  Shares Acquired   Value Realized   Unexercised Options at Fiscal Year    In-the-Money Options at Fiscal
      Name        on Exercise (#)       ($)(1)                   End (#)                          Year End ($)(2)
                                                     --------------------------------------------------------------------
                                                       Exercisable     Unexercisable     Exercisable    Unexercisable
=========================================================================================================================
Denis A. Krusos          --               --            2,845,180          250,000            --            --
                                                                                                            --
Frank W                75,000          $59,375            553,000           35,000          $9,350          --
Trischetta
-------------------------------------------------------------------------------------------------------------------------


     (1) Such value was determined by applying the net difference between the last sales price of the stock on the day of exercise and the exercise price for the options to the number of options exercised.

     (2) Such value was determined by applying the net difference between the last sales price of the stock on October 31, 2000 and the exercise price for the options to the number of unexercised in-the-money options held.

There is no present arrangement for cash compensation of directors for services in that capacity. Under the 2000 Share Incentive Plan, each non-employee director is entitled to receive nonqualified stock options to purchase 20,000 shares of common stock each year that such director is elected to the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to our common stock beneficially owned as of January 19, 2001 by (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors or executive officers and (c) all directors and executive officers as a group:

--------------------------------------------------------------------------------------
                                                Amount and Nature of
                                                     Beneficial
Name and Address of Beneficial Owner               Ownership(1)(2)    Percent of Class
======================================================================================
Denis A. Krusos                                       7,089,040            10.56%
900 Walt Whitman Road
Melville, NY 11747
--------------------------------------------------------------------------------------
Frank J. DiSanto                                      3,666,295             5.49%
900 Walt Whitman Road
Melville, NY 11747
--------------------------------------------------------------------------------------
Henry P. Herms                                           50,000             0.08%
900 Walt Whitman Road
Melville, NY 11747
--------------------------------------------------------------------------------------
Frank W. Trischetta                                     738,000             1.15%
900 Walt Whitman Road
Melville, NY 11747
--------------------------------------------------------------------------------------
George P. Larounis                                      322,500             0.50%
900 Walt Whitman Road
Melville, NY 11747
--------------------------------------------------------------------------------------
Lewis H. Titterton                                    1,559,600(3)          2.42%
900 Walt Whitman Road
Melville, NY 11747
--------------------------------------------------------------------------------------
Anthony Bowers                                          224,300             0.35%
900 Walt Whitman Road
Melville, NY 11747
--------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group      13,649,735(3)         19.02%
(7 persons)
--------------------------------------------------------------------------------------


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

     (2)  Includes 3,345,180 shares,  3,023,180 shares,  50,000 shares,  638,000 shares,  322,500  shares,  20,000 shares,  50,000 shares and 7,448,860 shares as to which Denis A. Krusos, Frank J. DiSanto, Henry P. Herms, Frank W. Trischetta, George P. Larounis, Lewis H. Titterton, Anthony Bowers, and all directors, and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Plan and 2000 Plan.

     (3) Includes 500,000 shares, which Lewis H. Titterton has the right to acquire upon the exercise of warrants.

Item 13. Certain Relationships and Related Transactions.

          None.

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

               CopyTele, Inc. 2000 Share Incentive Plan (filed as Annex A of the Company's Proxy Statement dated June 12, 2000).

          (b)  Reports on Form 8-K

               No current report on Form 8-K was filed for the Company during the fourth quarter of its fiscal year ended October 31, 2000.

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

                    3.3       Amendment to By-laws.

               (c)  10.1      Stock  Option  Plan,  adopted on April 1, 1987 and
                              approved by shareholders on May 27, 1987.

               (d)  10.2      Amendment to Stock  Option Plan,  adopted on March
                              12, 1990 and approved by shareholders on May 24, 1990.

               (e)  10.3      CopyTele,  Inc. 1993 Stock Option Plan, adopted on
                              April 28, 1993 and approved by shareholders on July 14, 1993.

               (f)  10.4      Amendment No. 1 to the  CopyTele,  Inc. 1993 Stock
                              Option Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995.

               (g)  10.5      Amendment No. 2 to the  CopyTele,  Inc. 1993 Stock
                              Option Plan, adopted on May 10, 1996 and approved by shareholders on July 24, 1996.

               (h)  10.6      Agreement  dated  March  3,  1999  between  Harris
                              Corporation and CopyTele, Inc.

               (i)  10.7      Stock Subscription Agreement Dated April 27,
                              1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton

               (j)  10.8      Agreement  dated July 28,  1999,  among  CopyTele,
                              Inc., Harris Corporation and RF Communications.

               (k)  10.9      Stock Subscription Agreement Dated August 30,
                              1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton

               (l)  10.10     CopyTele, Inc. 2000 Share Incentive Plan

               (m)  23.1      Consent of Arthur Andersen LLP

               ----------

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

               (e) Incorporated by reference to Proxy Statement dated June 10, 1993.

               (f) Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.

               (g) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.

               (h) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999.

               (i) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999.

               (j)  Incorporated by reference to Form 8-K dated July 28, 1999.

               (k) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1999.

               (l) Incorporated by reference to Annex A of the Company's Proxy Statement dated June 12, 2000.

               (m)  Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COPYTELE, INC.

                                  By: Denis A. Krusos
                                     ------------------------
                                  Denis A. Krusos
                                  Chairman of the Board and
January 29, 2001                  Chief Executive Officer


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


                                  Denis A. Krusos
                                  ---------------------------
                                  Denis A. Krusos
                                  Chairman of the Board,
                                  Chief Executive Officer
                                  and Director (Principal Executive
                                  Officer)


                                  Frank J. DiSanto
                                  ---------------------------
                                  Frank J. DiSanto
                                  President and Director


                                  Henry P. Herms
                                  ---------------------------
                                  Henry P. Herms
                                  Vice President - Finance,
                                  Chief Financial Officer (Principal Financial and Accounting Officer)


                                  Lewis H. Titterton
                                  -----------------------------------
                                  Lewis H. Titterton
                                  Director


                                  George P. Larounis
                                  -----------------------------------
                                  George P. Larounis
                                  Director


                                  Anthony Bowers
                                  ---------------------------
                                  Anthony Bowers
                                  Director

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

     3.3       Amendment to By-Laws.

(c)  10.1      Stock  Option  Plan,  adopted  on April 1, 1987 and  approved  by shareholders on May 27, 1987.

(d)  10.2      Amendment  to Stock  Option  Plan,  adopted on March 12, 1990 and approved by shareholders on May 24, 1990.

(e)  10.3      CopyTele,  Inc. 1993 Stock Option Plan, adopted on April 28, 1993 and approved by shareholders on July 14, 1993.

(f)  10.4      Amendment  No. 1 to the  CopyTele,  Inc.  1993 Stock Option Plan,
               adopted on May 3, 1995 and approved by shareholders on July 19, 1995.

(g)  10.5      Amendment  No. 2 to the  CopyTele,  Inc.  1993 Stock Option Plan,
               adopted on May 10, 1996 and approved by shareholders on July 24, 1996.

(h)  10.6      Agreement  dated March 3, 1999  between  Harris  Corporation  and
               CopyTele, Inc.

(i)  10.7      Stock Subscription Agreement Dated April 27, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton.

(j)  10.8      Agreement  Dated  July 28,  1999  among  CopyTele,  Inc.,  Harris
               Corporation and RF Communications.

(k)  10.9      Stock Subscription Agreement Dated August 30, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton.

(l)  10.10     CopyTele, Inc. 2000 Share Incentive Plan.

(m)  23.1      Consent of Arthur Andersen LLP.

----------

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

(e)  Incorporated by reference to Proxy Statement dated June 10, 1993.

(f) Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.

(g) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.

(h) Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999.

(i) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999.

(j)  Incorporated by reference to Form 8-K dated July 28, 1999.

(k) Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1999.

(l) Incorporated by reference to Annex A of the Company's Proxy Statement dated June 12, 2000.

(m)  Filed herewith.

COPYTELE, INC.
(Development Stage Enterprise)

INDEX TO FINANCIAL STATEMENTS
OCTOBER 31, 2000


                                                                                                          Page
                                                                                                          ----

Report of Independent Public Accountants                                                                F-1

Balance Sheets as of October 31, 2000 and 1999                                                          F-2

Statements of Operations for each of the three fiscal years in the period ended October 31, 2000
   and for the period from inception (November 5, 1982) to October 31, 2000                             F-3

Statements of Shareholders' Equity for the period from inception (November 5, 1982) to
   October 31, 1983 and for each of the seventeen fiscal years in the period ended October 31, 2000     F-4 - F-7

Statements  of Cash Flows for each of the three fiscal years in the period ended
October 31, 2000 and for the period from inception (November 5, 1982) to October 31, 2000               F-8

Notes to Financial Statements                                                                           F-9 - F-19

Report of Independent Public Accountants on Schedule                                                    F-20


Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CopyTele, Inc.:

We have audited the accompanying balance sheets of CopyTele, Inc. (a Delaware corporation in the development stage - Note 1) as of October 31, 2000 and 1999, and the related statements of operations, statements of shareholders' equity for the period from inception (November 5, 1982) to October 31, 1983 and for each of the seventeen fiscal years in the period ended October 31, 2000 and cash flows for the each of the three fiscal years in the period ended October 31, 2000 and for the period from inception (November 5, 1982) to October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. as of October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended October 31, 2000 and for the period from inception to October 31, 2000, in conformity with accounting principles generally accepted in the United States.


Melville, New York
January 19, 2001

COPYTELE, INC.

(Development Stage Enterprise)
BALANCE SHEETS


                                                                                            October 31,      October 31,
                                                                                               2000             1999
                                                                                               ----             ----
                                     ASSETS

CURRENT ASSETS:
   Cash, including cash equivalents and interest bearing accounts of $1,119,516 and
     $1,531,254, respectively                                                              $  1,134,045     $  1,587,830
   Marketable securities, at cost                                                                96,873          488,038
   Accounts receivable, net of allowance for doubtful accounts of $75,400                       594,851             --
   Inventories                                                                                1,769,285        4,538,608
   Prepaid expenses and other current assets                                                     60,433           67,099
                                                                                           ------------     ------------

                Total current assets                                                          3,655,487        6,681,575

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $1,837,946 and $1,627,012, respectively                                      270,018          531,155

OTHER ASSETS                                                                                  2,968,996           26,814
                                                                                           ------------     ------------
                                                                                           $  6,894,501     $  7,239,544
                                                                                           ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                        $  1,035,749     $    366,258
   Accrued liabilities                                                                          301,153          588,509
                                                                                           ------------     ------------

                Total current liabilities                                                     1,336,902          954,767

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no shares
     issued or outstanding                                                                         --               --
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
     63,084,526 and 60,057,376 shares issued and outstanding, respectively                      630,845          600,574
   Additional paid-in capital                                                                60,050,852       55,844,128
   Deficit accumulated during the development stage                                         (55,124,098)     (50,159,925)
                                                                                           ------------     ------------
                                                                                              5,557,599        6,284,777
                                                                                           ------------     ------------
                                                                                           $  6,894,501     $  7,239,544
                                                                                           ============     ============


The accompanying notes are an integral part of these balance sheets.

COPYTELE, INC.
(Development Stage Enterprise)

STATEMENTS OF OPERATIONS


                                                                                                                    For the Period
                                                                                                                    from Inception
                                                                          For the Fiscal Year Ended October 31,   (November 5, 1982)
                                                                       ------------------------------------------          to
                                                                           2000           1999           1998      October 31, 2000
                                                                       ------------   ------------   ------------  ----------------

SALES                                                                  $  1,471,998   $     46,877   $       --      $  1,518,875

COST OF SALES                                                               725,438         37,304           --           762,742
                                                                       ------------   ------------   ------------    ------------
         Gross profit                                                       746,560          9,573           --           756,133
                                                                       ------------   ------------   ------------    ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (including research and development expenses of approximately
  $2,732,000, $3,163,000, $3,926,000 and $34,206,000, respectively)       5,831,712      8,284,717      7,231,557      59,706,563

LOSS FROM AND IMPAIRMENT OF INVESTMENT IN JOINT VENTURE (Note 4)               --          345,947        377,219       1,225,000
                                                                       ------------   ------------   ------------    ------------
INTEREST INCOME                                                             120,979        156,075        472,822       5,051,332
                                                                       ------------   ------------   ------------    ------------

NET (LOSS)                                                             $ (4,964,173)  $ (8,465,016)  $ (7,135,954)   $(55,124,098)
                                                                       ============   ============   ============    ============
NET (LOSS) PER SHARE OF COMMON STOCK:
  Basic and Diluted                                                    $       (.08)  $       (.14)  $       (.12)   $      (1.14)
                                                                       ============   ============   ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and Diluted                                                      62,261,250     58,792,745     57,865,834      48,193,117
                                                                       ============   ============   ============    ============



The accompanying notes are an integral part of these statements.

COPYTELE, INC.
(Development Stage Enterprise)

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983
AND FOR EACH OF THE SEVENTEEN FISCAL YEARS IN THE PERIOD ENDED OCTOBER 31, 2000


                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                 Common Stock          Additional       During the
                                                                            ------------------------     Paid-in        Development
                                                                              Shares      Par Value      Capital           Stage
                                                                            ----------    ---------    ----------      ------------

BALANCE, November 5, 1982 (inception)                                             --       $  --       $      --        $      --
  Sale of common stock, at par, to incorporators on November 8,
   1982                                                                      1,470,000      14,700            --               --
  Sale of common stock, at $.10 per share, primarily to officers
   and employees, from November 9, 1982 to November 30, 1982                   390,000       3,900          35,100             --
  Sale of common stock, at $2 per share, in private offering
    from January 24, 1983 to March 28, 1983                                    250,000       2,500         497,500             --
  Sale of common stock, at $10 per share, in public offering on October 6, 1983, net of underwriting discounts of $1
    per share                                                                  690,000       6,900       6,203,100             --
  Sale of 60,000 warrants to representative of underwriters,
    at $.001 each, in conjunction with public offering                            --          --                60             --
  Costs incurred in conjunction with private and public offerings                 --          --          (350,376)            --
  Net (loss) for the period                                                       --          --              --           (976,919)
                                                                             ---------     -------     -----------      -----------

BALANCE, October 31, 1983                                                    2,800,000      28,000       6,385,384         (976,919)
  Additional costs incurred in conjunction with public offering                   --          --           (11,654)            --
  Net (loss)                                                                      --          --              --         (1,542,384)
                                                                             ---------     -------     -----------      -----------

BALANCE, October 31, 1984                                                    2,800,000      28,000       6,373,730       (2,519,303)
  Common stock issued, at $12 per share, upon exercise of
    57,200 warrants from February 5, 1985 to October 16, 1985,
    net of registration costs                                                   57,200         572         630,845             --
  Proceeds from sales of common stock by individuals from
    January 29, 1985 to October 4, 1985 under agreements
    with the Company, net of costs incurred by the Company                        --          --           362,365             --
  Three-for-one stock split (A)                                              5,714,400      57,144         (57,144)            --
  Net (loss)                                                                      --          --              --         (1,745,389)
                                                                             ---------     -------     -----------      -----------

BALANCE, October 31, 1985                                                    8,571,600      85,716       7,309,796       (4,264,692)
  Common stock issued, at $4 per share, upon exercise of 2,800
    warrants in December 1985                                                    8,400          84          33,516             --
  Additional costs incurred by the Company in conjunction with sales of common stock by individuals from January 29, 1985
    to October 4, 1985 under agreements with the Company                          --          --           (62,146)            --
  Net (loss)                                                                      --          --              --         (1,806,696)
                                                                             ---------     -------     -----------      -----------

BALANCE, October 31, 1986                                                    8,580,000      85,800       7,281,166       (6,071,388)
  Sale of common stock, at market, to officers on January 9, 1987 and April 22, 1987 and to members of their immediate families
    on July 28, 1987                                                            67,350         674         861,726             --
  Additional costs incurred by the Company in conjunction with sales of common stock by individuals from January 29, 1985
    to October 4, 1985 under agreements with the Company                          --          --            (1,474)            --
  Five-for-four stock split (A)                                              2,161,735      21,617         (21,617)            --
  Fractional share payments in conjunction with five-for-four
    stock split                                                                   --          --            (1,345)            --
  Sale of common stock, at market, to members of officers'
    immediate families on September 10, 1987 and to officers on
    October 29, 1987                                                            64,740         647         309,601             --
  Net (loss)                                                                      --          --              --         (1,401,736)
                                                                             ---------     -------     -----------      -----------

COPYTELE, INC.
(Development Stage Enterprise)

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983
AND FOR EACH OF THE SEVENTEEN FISCAL YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

Continued


                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                 Common Stock         Additional      During the
                                                                            ------------------------    Paid-in       Development
                                                                              Shares      Par Value     Capital          Stage
                                                                            ----------    ---------   ----------     ------------

BALANCE, October 31, 1987                                                   10,873,825    108,738      8,428,057      (7,473,124)
  Sale of common stock, at market, to members of officers'
    immediate  families from  November 24, 1987 to June 29, 1988 and  additional contributions by officers in January 1988 and
    March 1988 related to adjustments to sales price of common
    stock on October 29, 1987                                                  260,210      2,602      2,250,594            --
  Net (loss)                                                                      --         --             --        (1,317,305)
                                                                            ----------    -------    -----------     -----------

BALANCE, October 31, 1988                                                   11,134,035    111,340     10,678,651      (8,790,429)
  Sale of common stock, at market, to an officer on February 26,
    1989 and to members of officers' immediate families from
    February 26, 1989 (amended on March 10, 1989) to September
    27, 1989                                                                   142,725      1,427      2,093,851            --
  Sale of common stock, at market, to senior level personnel
    on February 26, 1989                                                        29,850        299        499,689            --
  Sale of common stock, at market, to unrelated party on
    February 26, 1989 amended on March 10, 1989                                 35,820        358        599,627            --
  Net (loss)                                                                      --         --             --        (1,101,515)
                                                                            ----------    -------    -----------     -----------

BALANCE, October 31, 1989                                                   11,342,430    113,424     13,871,818      (9,891,944)
  Sale of common stock, at market, to members of officers'
    immediate families from November 14, 1989 to October 15,
    1990                                                                       117,825      1,179      1,140,725            --
  Net (loss)                                                                      --         --             --        (1,111,413)

BALANCE, October 31, 1990                                                   11,460,255    114,603     15,012,543     (11,003,357)
  Sale of common stock, at market, to members of officers'
    immediate families on December 4, 1990                                      42,540        425        329,260            --
  Two-for-one stock split (A)                                               11,502,795    115,028       (115,028)           --
  Sale of common stock, at market, to members of officers'
    immediate families from April 26, 1991 to September 16, 1991               102,543      1,025      1,033,981            --
                                                                            ----------    -------    -----------     -----------
  Net (loss)                                                                      --         --             --        (1,299,992)

BALANCE, October 31, 1991                                                   23,108,133    231,081     16,260,756     (12,303,349)
  Sale of common stock, at market, to members of officers'
    immediate families from December 16, 1991 to October
    27, 1992                                                                   158,910      1,589      1,754,330            --
  Costs incurred in conjunction with registration of stock
    option plan                                                                   --         --          (33,251)           --
  Net (loss)                                                                      --         --             --        (1,827,356)
                                                                            ----------    -------    -----------     -----------

COPYTELE, INC.
(Development Stage Enterprise)

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983
AND FOR EACH OF THE SEVENTEEN FISCAL YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

Continued


                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                 Common Stock         Additional      During the
                                                                            ------------------------    Paid-in       Development
                                                                              Shares      Par Value     Capital          Stage
                                                                            ----------    ---------   ----------     ------------

BALANCE, October 31, 1992                                                   23,267,043    232,670     17,981,835     (14,130,705)
  Common stock issued upon exercise of stock options from
   December 16, 1992 to October 22, 1993 under stock option plan             1,032,940     10,330      5,914,480            --
  Common stock issued upon exercise of warrants by members
   of officers' immediate families in September 1993                           239,000      2,390        996,774            --
  Net (loss)                                                                      --         --             --        (2,762,849)
                                                                            ----------    -------    -----------     -----------

BALANCE, October 31, 1993                                                   24,538,983    245,390     24,893,089     (16,893,554)
  Costs incurred in connection with registration of stock option plan             --         --          (50,324)           --
  Common stock issued upon exercise of stock options from
    December 22, 1993 to June 14, 1994 under stock option plan                 233,200      2,332      1,273,411            --
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in July 1994                                65,220        652        371,754            --
  Net (loss)                                                                      --         --             --        (3,427,517)
                                                                            ----------    -------    -----------     -----------

BALANCE, October 31, 1994                                                   24,837,403    248,374     26,487,930     (20,321,071)
  Costs incurred in connection with registration of stock option plan             --         --          (29,759)           --
  Common stock issued upon exercise of stock options from
   February 17, 1995 to October 30, 1995 under stock option plans              980,400      9,804      5,278,824            --
  Common stock issued upon exercise of warrants by members
   of officers' immediate families in February, July and
   September 1995                                                              137,300      1,373        755,132            --
  Net (loss)                                                                      --         --             --        (2,993,899)
                                                                            ----------    -------    -----------     -----------

BALANCE, October 31, 1995                                                   25,955,103    259,551     32,492,127     (23,314,970)
  Common stock issued upon exercise of stock options from
    November 2, 1995 to June 12, 1996 under stock option plans               2,288,800     22,888     15,843,842            --
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in January and March, 1996                 138,280      1,383        527,802            --
  Two-for-one stock split (A)                                               28,382,183    283,822       (283,822)           --
  Common stock issued upon exercise of stock options from
    July 8, 1996 to October 30, 1996 under stock option plans                  532,500      5,325      1,795,395            --
  Common stock issued upon exercise of warrants by members
   of officers' immediate families in July and October, 1996                   107,790      1,078        559,262            --
  Net (loss)                                                                      --         --             --        (5,443,410)
                                                                            ----------    -------    -----------     -----------

BALANCE, October 31, 1996                                                   57,404,656    574,047     50,934,606     (28,758,380)
  Costs incurred in conjunction with registration of stock option                 --         --          (11,705)           --
   plan
  Common stock issued upon exercise of stock options from
   November 25, 1996 to October 6, 1997 under stock option plans               342,700      3,427      1,258,829            --
  Common stock issued upon exercise of warrants by members
    of officers' immediate families in March 1997                               98,820        988        502,905            --
  Common stock issued upon purchase of equipment                                15,000        150         74,850            --
  Net (loss)                                                                      --         --             --        (5,800,575)
                                                                            ----------    -------    -----------     -----------

COPYTELE, INC.
(Development Stage Enterprise)

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983
AND FOR EACH OF THE SEVENTEEN FISCAL YEARS IN THE PERIOD ENDED OCTOBER 31, 2000

Continued


                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                 Common Stock           Additional      During the
                                                                            ------------------------      Paid-in       Development
                                                                              Shares      Par Value       Capital          Stage
                                                                            ----------    ---------     ----------     ------------

BALANCE, October 31, 1997                                                   57,861,176       578,612     52,759,485     (34,558,955)
  Stock option compensation to consultants                                        --            --          189,600            --
  Common stock issued upon exercise of stock options in May 1998                10,000           100         28,025            --
  Net (loss)                                                                      --            --             --        (7,135,954)
                                                                            ----------    ----------    -----------    ------------

BALANCE, October 31, 1998                                                   57,871,176       578,712     52,977,110     (41,694,909)
  Stock option compensation to consultants                                        --            --           61,650            --
  Common stock issued upon exercise of stock options between
                                                                               886,200         8,862      1,343,868            --
    January 15, 1999 and August 3, 1999
  Common stock issued in private placements on April 30, 1999 and
    September 8, 1999, net of expenses                                       1,300,000        13,000      1,461,500            --
  Net (loss)                                                                      --            --             --        (8,465,016)
                                                                            ----------    ----------    -----------    ------------

BALANCE, October 31, 1999                                                   60,057,376       600,574     55,844,128     (50,159,925)
  Stock option compensation to consultants                                        --            --          210,650            --
  Common stock issued in private placements in January and March
    2000, net of expenses                                                      616,500         6,165        794,420            --
  Common stock issued upon exercise of stock options from
    January 2000 to May 2000 under stock option plans                        2,267,400        22,674      3,003,050            --
  Common stock issued upon exercise of warrants in May 2000                    143,250         1,433        198,604            --
  Net (loss)                                                                      --            --             --        (4,964,173)
                                                                            ----------    ----------    -----------    ------------

BALANCE, October 31, 2000                                                   63,084,526    $  630,845    $60,050,852    $(55,124,098)
                                                                            ==========    ==========    ===========    ============


(A)  Reflects  cumulative  effect on all share data prior to splits described in
     Note 7.


The accompanying notes are an integral part of these statements.

COPYTELE, INC.
(Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

                                                                                                                    For the Period
                                                                                                                    from Inception
                                                                             For the Fiscal Year Ended October 31, (November 5,1982)
                                                                       -------------------------------------------         to
                                                                           2000           1999           1998      October 31, 2000
                                                                       -----------    -----------    ------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payments to suppliers, employees and consultants                     $(5,769,836)   $(6,314,512)   $ (8,249,844)   $(61,531,690)
  Cash received from customers                                             801,747         46,877            --           848,624
  Interest received                                                        127,511        150,539         513,633       5,048,346
                                                                       -----------    -----------    ------------    ------------
         Net cash (used in) operating activities                        (4,840,578)    (6,117,096)     (7,736,211)    (55,634,720)
                                                                       -----------    -----------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of property and equipment                         (30,717)       (40,283)       (185,876)     (2,054,159)
  Disbursements to acquire certificates of deposit and
    marketable securities                                                  (96,873)      (488,038)           --       (13,630,910)
  Proceeds from maturities of investments                                  488,038           --           970,808      13,534,037
  Investment made in Joint Venture                                            --             --              --        (1,225,000)
                                                                       -----------    -----------    ------------    ------------
         Net cash provided by (used in) investing activities               360,448       (528,321)        784,932      (3,376,032)
                                                                       -----------    -----------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock and warrants, net
    of underwriting discounts of $690,000 related to initial
    public offering in October 1983                                           --             --              --        17,647,369
  Proceeds from exercise of stock options and warrants,
    net of registration disbursements                                    3,225,760      1,352,730          28,125      40,286,973
  Proceeds from sale of common stock in private placements, net            800,585      1,474,500            --         2,275,085
  Proceeds from sales of common stock by individuals under
    agreements with the Company, net of disbursements made
    by the Company                                                            --             --              --           298,745
  Disbursements made in conjunction with sales of stock                       --             --              --          (362,030)
  Fractional share payments in conjunction with stock split                   --             --              --            (1,345)
                                                                       -----------    -----------    ------------    ------------
         Net cash provided by financing activities                       4,026,345      2,827,230          28,125      60,144,797
                                                                       -----------    -----------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                          (453,785)    (3,818,187)     (6,923,154)      1,134,045


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,587,830      5,406,017      12,329,171            --
                                                                       -----------    -----------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 1,134,045    $ 1,587,830    $  5,406,017    $  1,134,045
                                                                       ===========    ===========    ============    ============

RECONCILIATION OF NET (LOSS) TO NET CASH
  (USED IN) OPERATING ACTIVITIES:
   Net (loss)                                                          $(4,964,173)   $(8,465,016)   $ (7,135,954)   $(55,124,098)
   Stock option compensation to consultants                                210,650         61,650         189,600         461,900
   Loss from Joint Venture                                                    --          260,775         377,219       1,139,828
   Provision for doubtful accounts                                          75,400           --              --            75,400
   Depreciation and amortization                                           261,804        275,234         288,829       1,904,474
   Impairment of investment in Joint Venture                                  --           85,172            --            85,172
   Impairment of amount due from Joint Venture                                --        1,407,461            --         1,407,461
   Amortization of discount on marketable securities                          --             --            26,365            --
   Loss on disposal of property and equipment                               30,050           --              --            30,050
   (Increase) decrease in accounts receivable                             (670,251)          --              --          (670,251)
   (Increase) decrease in inventories                                     (230,677)    (1,819,393)     (2,587,717)     (4,769,285)
   Decrease (increase) in prepaid expenses and other current assets
                                                                             6,666        (20,460)      3,831,751        (922,433)
   Decrease (increase) in long-term amount due from joint venture             --        1,684,167      (3,091,628)     (1,407,461)
   (Increase) decrease in other assets                                      57,818         70,606          21,746          31,004
   Increase (decrease) in accounts payable and accrued liabilities         382,135        342,708         343,578       2,123,519
                                                                       -----------    -----------    ------------    ------------
         Net cash (used in) operating activities                       $(4,840,578)   $(6,117,096)   $ (7,736,211)   $(55,634,720)
                                                                       ===========    ===========    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING ACTIVITIES:
   Barter transaction (Note 5)                                         $ 3,000,000    $      --      $       --      $  3,000,000
                                                                       ===========    ===========    ============    ============


The accompanying notes are an integral part of these statements.

COPYTELE, INC.
(Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000


1.   NATURE AND DEVELOPMENT OF BUSINESS AND FUNDING

Organization and Development Of Business

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise whose principal activities include the development, production and marketing of multi-functional encryption products. The primary encryption product the Company has produced is the USS-900 (Universal Secure System). The USS-900 is a hardware-based peripheral digital encryption system which incorporates a private label digital cryptographic chip to provide high-grade information encryption. The Company has also developed a laptop (personal computer) security encryption product - the ULP-1 (Ultimate Laptop Privacy), and a digital version of the USS-900 - the DSS-1000 (Digital Security System). The Company is also continuing its research and development activities for additional encryption products and flat panel display technologies in addition to its ultra-high resolution charged particle E-Paper(TM) flat panel display.

Funding and Management's Plans

Since its inception, the Company has met its liquidity and capital expenditure needs primarily through the proceeds from sales of its common stock in its initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. The Company is hopeful, that with both the development of its new products and its increased marketing efforts, it will procure enough sales throughout fiscal 2001 to emerge from the development stage. However, there can be no assurance that the Company will be able to do so.

The Company's operations used approximately $4,841,000 in cash during fiscal 2000. As of October 31, 2000, working capital included approximately $1,231,000 of cash and marketable securities and approximately $1,337,000 of accounts payable and accrued liabilities. The Company believes that these resources and other sources of cash flows will be sufficient to enable it to continue in operation until at least the end of the first quarter of fiscal 2002, after giving effect to certain reductions in operating expenses, as necessary. As of January 29, 2001, the Company had approximately $703,000 in cash and marketable securities, which reflects, in part, the proceeds from both the collection of outstanding accounts receivable and the exercise of employee stock options.

The Company is seeking to improve its liquidity through increased sales of its products. The Company may also seek to improve its liquidity through sales of its common stock and additional exercises of stock options and warrants. There can be no assurance that any of these plans will materialize.

The Company has had limited sales to its dealers, distributors and end-users since its inception, and during fiscal 2000 has recognized revenue of approximately $1,472,000. Despite the foregoing, there can be no assurance that the Company will generate significant revenues in the future (through sales or otherwise) to improve its liquidity, that the Company will have sufficient revenues to generate a profit, that the Company will be able to expand its current distributor/dealer network, that production capabilities will be adequate, or that other products will not be produced by other companies that will render the products of the Company obsolete.

The Chairman of the Board and Chief Executive Officer, the President, and an outside Director have made a representation that it is their intention to provide short term loans to the Company of up to $450,000, $450,000 and $200,000, respectively, if the Company requires additional cash for its operations during the period ending January 31, 2002. The loans would bear interest at 9% per annum, would be secured by the Company's accounts receivable and inventory and would mature on January 31, 2002. These amounts would be reduced on a pro-rata basis by any other debt or equity financing obtained by the Company and by the proceeds received from certain sales. The representation of each individual is conditioned upon his not becoming incapacitated in a manner that prevents him from performing his present responsibilities.

The National Association of Securities Dealers, Inc. requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain its Nasdaq National Market listing, and a minimum bid price of at least $1.00 per share in order to maintain its Nasdaq listing. The Company anticipates that it will seek additional sources of funding, when necessary, to satisfy such requirements or for other purposes. There can be no assurance that such funding, if required, will be obtained. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and certain senior level personnel, will continue (Note 11).

COPYTELE, INC.
(Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000

Realizability of Assets

Management has recorded the Company's inventory at its current best estimate of net realizable value, which is based upon the historic and future selling prices of the Company's products. To date, sales of the Company's products have been limited. Accordingly, there can be no assurance that the Company will not be required to reduce the selling price of its inventory below its current carrying value.

Furthermore, management believes its other assets, which consist principally of commercial barter credits, will be realized through future usage (Notes 2 and 5), and accordingly are properly valued as of October 31, 2000.

Product Development

The Company has received 221 patents, including those from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2018. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. These patents are related to the design, structure and method of construction of E-PaperTM flat panel display, methods of operating the E-PaperTM flat panel display, particle generation, applications using the E-PaperTM flat panel display, and for its solid state and thin film video and flat panel display.

The Company also has filed, or is planning to file, patent applications for its optical encryption system, its FED and simplified E-Paper flat panel display technologies currently under development, and for its USS-900, DSS-1000, and ULP-1 encryption technologies.

There can be no assurance that patents will be obtained for any of the pending applications; however, the Company has been advised by its patent counsel that, in their opinion, the subject matter of the pending applications contains patentable material. In addition, there can be no assurance that any patents held or obtained will protect the Company against competitors either with or without litigation. The Company is not aware that any of its products are infringing upon the patents of others. There can be no assurance, however, that other products developed by the Company, if any, will not infringe upon the patents of others, or that the Company will not have to obtain licenses under the patents of others. The Company believes that the foregoing patents are significant to the future operations of the Company.

The success and profitability of the Company's products will depend upon many factors, many of which are beyond its control. These factors include the capability of the Company to market its products, the Company's continuing ability to purchase the encryption chip for use in the USS-900 and other encryption products, long-term product performance and the capability of the Company's dealers and distributors to adequately service the Company's products, the ability of the Company to maintain an acceptable pricing level to its customers for its products, the ability of suppliers to meet the Company's requirements and schedule, the Company's ability to successfully develop its new products under development, rapidly changing consumer preference, and the possible development of competitive products that could render the Company's products obsolete or unmarketable.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue upon shipment and passage of title of its products to its customers. The Company has not had any sales returns to date.

Accounts Receivable and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. The Company reviews its accounts receivable for potential doubtful accounts and maintains a reserve for estimated uncollectible amounts. Two customers represented 20% and 38% of sales throughout fiscal 2000, respectively, and three customers represented 45%, 27% and 18% of accounts receivable, respectively, as of October 31, 2000.

COPYTELE, INC.
(Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000


Cash Equivalents

Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less.

Marketable Securities

The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company is required to classify each investment in marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. The Company's investments at October 31, 2000 and 1999, were classified as held-to-maturity as the Company has the ability and intent to hold these securities until they mature. As such, in accordance with SFAS No. 115, these investments are presented in the accompanying balance sheet at cost as of October 31, 2000 and 1999. Accrued interest income related to these investments is included in earnings for the fiscal years ended October 31, 2000 and 1999.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, which represents the Company's best estimate of market value.

Property and Equipment

Property and equipment, consisting primarily of engineering equipment, is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, primarily five years.

Other Assets

Other assets consists primarily of a barter credit asset, which will be realized by the Company through future redemption of barter credits to be applied towards advertising and purchase discounts (Note 5). In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company continually evaluates the carrying amount of this asset for any potential impairment. Based on this evaluation, management believes that there is no impairment as of October 31, 2000.

Research and Development Expenses

Research and development expenses incurred by the Company are included in selling, general and administrative expenses in the year incurred.

Income Taxes

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

Stock-Based Compensation

The Company complies with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied (Note 7).

COPYTELE, INC.
(Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000


Net (Loss) Per Share of Common Stock

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

Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of the annual financial statements or, in the case of interim reporting, in the footnotes to the financial statements. The Company's operations did not give rise to items includible in comprehensive income (loss) which were not already included in net income (loss). Accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for all periods presented.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet, measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position or results of operations as the Company does not presently make use of derivative instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

COPYTELE, INC.
(Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000


3.   INVENTORIES

Inventories consist of the following:

                                           October 31,
                                  -----------------------------
                                     2000               1999
                                  ----------         ----------

     Component parts              $  558,286         $2,113,917
     Work-in-process                 219,250               --
     Finished products               991,749          2,424,691
                                  ----------         ----------
                                  $1,769,285         $4,538,608
                                  ==========         ==========


4.   JOINT VENTURE

Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "SCE"), the Company's 55% owned joint venture in Shanghai, China, terminated operations during fiscal 2000 and is in the process of being liquidated. In the opinion of management and its legal counsel, the Company is not legally liable for any obligations of SCE, and accordingly, the impending termination of SCE has not had any impact on the operations of the Company. As such, the Company has not presented any amounts due from Joint Venture and amounts due to Joint Venture in the accompanying balance sheets, as these amounts have been offset. All other related assets were previously reserved for in fiscal 1999.

The Company controlled four of seven votes of the Joint Venture's board of directors. However, decisions involving the Joint Venture required either a unanimous or two-thirds vote of the Joint Venture's board of directors. Since the Company had significant influence over the Joint Venture's operations but did not have control, the Company has historically reflected its investment in the Joint Venture under the equity method of accounting.

During fiscal 1999, in accordance with SFAS No. 121, the Company recognized a permanent impairment charge of approximately $85,000 on its previously recorded investment in Joint Venture, due to the uncertainty of SCE generating enough future undiscounted cash flows to cover the carrying amount of the investment. Additional investments in SCE in fiscal 2000 were directly expensed to the statement of operations. Such investments were not material to the Company's fiscal 2000 statement of operations. In addition, due to the uncertainty of realizing the amounts due from SCE, the Company reserved approximately $1,407,000 on its previously recorded amounts due from SCE during fiscal 1999.

5.   BARTER TRANSACTION

In August 2000, the Company entered into a nonmonetary barter transaction whereby $3,000,000 of certain inventory was sold in exchange for an equal value of commercial trade credits. In accordance with APB No. 29, "Accounting for Non-Monetary Transactions," the Company recognized no gain or loss on the transaction as it is management's opinion that this exchange was effected at fair market value. These trade credits, ($2,954,000 as of October 31, 2000), which are recorded as other assets on the accompanying balance sheet, may be redeemed to reduce the cost of advertising as well as other products and services.

6.   ACCRUED LIABILITIES

Accrued liabilities consists of the following:

                                                          October 31,
                                                    -----------------------
                                                      2000           1999
                                                    --------       --------

     Accrued professional fees                      $114,894       $275,283
     Accrued pension                                 102,435        131,396
     Accrued payroll                                  49,255         70,553
     Accrued equipment purchases                        --           35,625
     Accrued other                                    34,569         75,652
                                                    --------       --------
                                                    $301,153       $588,509
                                                    ========       ========

COPYTELE, INC.
(Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000


7.   SHAREHOLDERS' EQUITY

Sales of Common Stock and Issuance of Warrants

During fiscal 2000, the Company sold 616,500 shares of its common stock in four private placements at an average price of $1.31 per share, for an aggregate of $800,585 net of expenses. In conjunction with the sales of common stock, the Company issued warrants to purchase 616,500 shares of common stock at exercise prices equal to the fair market value of the common stock on the respective dates of issuance, expiring on various dates through March 22, 2002.

During fiscal 1999, the Company sold 1,300,000 shares of its common stock in eight private placements at an average price of $1.15 per share, or an aggregate of $1,500,000 net of expenses, of which 500,000 shares were sold to an individual who became a director of the Company in July 1999. In conjunction with the sales of common stock, the Company issued warrants to purchase 1,300,000 shares of common stock at an average exercise price of $1.15 per share, which expire on various dates through September 8, 2001.

As of October 31, 2000 and 1999, all of the warrants to purchase shares of common stock issued and outstanding were exercisable. At October 31, 1998, there were no outstanding warrants.

Stock Splits

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

Preferred Stock

On May 29, 1986, the Company's shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors.

Stock Option Plans

The Company has three stock option plans: the 1987 Stock Option Plan (the "1987 Plan"), the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), and the 2000 Share Incentive Plan (the "2000 Share Plan"), which were adopted by the Board of Directors on April 1, 1987, April 28, 1993, and May 8, 2000, respectively.

COPYTELE, INC.
(Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000


SFAS No. 123, "Accounting for Stock Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in APB No. 25. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, no compensation cost has been recognized by the Company, as all option grants have been made at the fair market value of the Company's stock on the date of grant.

Had compensation cost for these plans been determined at fair value, consistent with SFAS No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:


                                                                For the Year Ended October 31,
                                                             -----------------------------------------------
                                                                 2000             1999             1998
                                                             ------------    -------------    -------------

     Net (Loss):                           As Reported       $ (4,064,173)   $  (8,465,016)   $  (7,135,954)
                                           Pro Forma         $ (6,295,955)   $ (10,560,690)   $ (11,041,940)
     Basic and Diluted
     Net (Loss) Per Share of common stock: As Reported             $ (.08)          $ (.14)          $ (.12)
                                           Pro Forma               $ (.10)          $ (.18)          $ (.19)


The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants for the years ended October 31, 2000, 1999 and 1998, respectively: risk free interest rates of 5.97%, 5.50% and 5.50%; expected dividend yields of 0%; expected lives of 2.50, 3.53 and 3.23 years; and expected stock price volatility of 85%, 78% and 69%. The weighted average fair value of options granted under SFAS No. 123 for the years ended October 31, 2000, 1999 and 1998 was $0.58, $1.46 and $1.47, respectively.

Options granted to non-employee consultants are accounted for using the fair value method required by SFAS No. 123. Compensation expense for consultants recognized in the years ended October 31, 2000, 1999, 1998 and the period from inception (November 5, 1982) to October 31, 2000 was $210,650, $61,650, $189,600
and $461,900, respectively, which was measured at the vesting date upon the Company's determination of performance commitment achievement in accordance with Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and is included in selling, general and administrative expenses on the accompanying statements of operations.

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

COPYTELE, INC.
(Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000


Information regarding the 1987 Plan for the three years ended October 31, 2000 is as follows:


                                                                            Current Weighted
                                                                            Average Exercise
                                                                Shares      Price Per Share
                                                                ------      ---------------

    Shares Under Option at October 31, 1997                     686,160          $4.93
      Expired                                                   (37,600)         $2.47
                                                                -------
    Shares Under Option and Exercisable at October 31, 1998     648,560          $5.08
      Expired                                                   (67,760)         $5.00
                                                                -------
    Shares Under Option and Exercisable at October 31, 1999     580,800          $5.09
      Expired                                                  (125,000)         $3.20
                                                                -------
    Shares Under Option and Exercisable at October 31, 2000     455,800          $5.41
                                                                =======


The following table summarizes information about stock options outstanding under the 1987 Plan as of October 31, 2000:


                                          Options Outstanding                       Options Exercisable
                           --------------------------------------------------   -----------------------------
                              Number       Weighted Average       Weighted        Number          Weighted
                           Outstanding        Remaining            Average      Exercisable       Average
         Exercise Prices   at 10/31/00     Contractual Life    Exercise Price   at 10/31/00    Exercise Price
         ---------------   -----------     ----------------    --------------   -----------    --------------

             $4.25             6,800             0.79               $4.25           6,800           $4.25
             $5.63           449,000             2.32               $5.42         449,000           $5.42


The exercise price with respect to all of the options granted under the 1987 Plan since its inception, was at least equal to the fair market value of the underlying common stock at the date of grant. As of October 31, 2000, all of the options to purchase shares of common stock granted and outstanding under the 1987 Plan were exercisable.

On July 14, 1993, the Company's shareholders approved the 1993 Plan, which had been adopted by the Company's Board of Directors on April 28, 1993. The 1993 Plan provided for the granting of incentive stock options and stock appreciation rights to key employees, and non-qualified stock options and stock appreciation rights to key employees and consultants of the Company. The 1993 Plan was administered by the Stock Option Committee, which determined the option price, term and provisions of each option. However, the purchase price of shares issuable upon the exercise of incentive stock options could not be less than the fair market value of such shares and incentive stock options are not exercisable for more than 10 years. Upon approval of the 2000 Share Plan by the Company's shareholders in July 2000, the 1993 Plan was terminated with respect to the grant of future options.

COPYTELE, INC.
(Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000


Information regarding the 1993 Plan for the three years ended October 31, 2000 is as follows:

                                                                Current Weighted
                                                                Average Exercise
                                                     Shares     Price Per Share
                                                   ----------   ----------------

     Shares Under Option at October 31, 1997       11,540,360        $5.19
                                                   ----------
       Granted                                      2,758,000        $2.82
       Canceled                                      (400,000)       $5.02
       Expired                                       (184,000)       $6.16
       Exercised                                      (10,000)       $2.81
                                                   ----------
     Shares Under Option at October 31, 1998       13,704,360        $4.71
                                                   ----------
       Granted                                      2,421,000        $1.46
       Canceled                                    (1,938,000)       $5.34
       Expired                                        (50,000)       $5.37
       Exercised                                     (886,200)       $1.53
                                                   ----------
     Shares Under Option at October 31, 1999       13,251,160        $4.22
                                                   ----------
       Granted                                      1,939,000        $4.72
       Canceled                                    (1,118,700)       $4.65
       Expired                                        (40,000)       $4.47
       Exercised                                   (2,267,400)       $1.03
                                                   ----------
     Shares Under Option at October 31, 2000       11,764,060        $4.23
                                                   ==========
     Options Exercisable at October 31, 2000       11,471,060        $4.30
                                                   ==========


The following table summarizes information about stock options outstanding under the 1993 Plan as of October 31, 2000:


                                      Options Outstanding                           Options Exercisable
                          -----------------------------------------------     ------------------------------
                                           Weighted
                            Number          Average           Weighted           Number          Weighted
          Range of        Outstanding      Remaining          Average         Exercisable        Average
      Exercise Prices     at 10/31/00   Contractual Life   Exercise Price     at 10/31/00     Exercise Price
      ---------------     -----------   ----------------   --------------     -----------     --------------

       $0.84 to $1.96      1,357,700          6.11              $1.27          1,079,700          $1.16
       $2.19 to $3.16      1,225,500          6.83              $2.34          1,210,500          $2.34
       $3.31 to $4.81      6,467,080          5.98              $4.24          6,467,080          $4.24
       $5.25 to $6.88      2,713,780          4.30              $6.55          2,713,780          $6.55


The exercise price with respect to all of the options granted under the 1993 Plan since its inception, was at least equal to the fair market value of the underlying common stock at the grant date.

On July 25, 2000, the Company's shareholders approved the 2000 Share Plan. The maximum number of shares of common stock that may be granted is 5,000,000 shares. The 2000 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company. Directors and future directors shall automatically be granted nonqualified stock options to purchase 20,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of the Company's stockholders at which such director is elected to the Board of Directors.

The 2000 Share Plan is administered by the Stock Option Committee, which determines the option price, term and provisions of each option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares and incentive stock options will not be exercisable for more than 10 years.

COPYTELE, INC.
(Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000


Information regarding the 2000 Share Plan for the year ended October 31, 2000 is as follows:

                                                               Current Weighted
                                                               Average Exercise
                                                    Shares     Price Per Share
                                                    ------     ---------------

     Shares Under Option at October 31, 1999            --         $--
       Granted                                     1,144,000       $1.10
                                                   ---------
     Shares Under Option at October 31, 2000       1,144,000       $1.10
                                                   =========


The following table summarizes information about stock options outstanding under the 2000 Share Plan as of October 31, 2000:


                                       Options Outstanding                          Options Exercisable
                         ---------------------------------------------------    ----------------------------
                                            Weighted
                            Number           Average            Weighted          Number         Weighted
          Range of       Outstanding        Remaining            Average        Exercisable      Average
      Exercise Prices    at 10/31/00     Contractual Life     Exercise Price    at 10/31/00   Exercise Price
      ---------------    -----------     ----------------     --------------    -----------   --------------
      $1.06 to $1.38      1,144,000            9.37               $1.10             --             $-


The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception, was at least equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2000, 3,856,000 options were available for future grants under the 2000 Share Plan.

During the period from November 1, 2000 through January 19, 2001, the Company granted an additional 1,710,000 options under the 2000 Share Plan. During this period, options to purchase 719,500 shares of the Company's common stock were exercised for an aggregate amount of approximately $495,000.

8.   COMMITMENTS AND CONTINGENCIES

Leases

The Company leases space at its principal location for office and laboratory research facilities. The current lease is for approximately 12,900 square feet and expires on November 30, 2003. The lease contains base rentals of approximately $243,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. The Company has the right to cancel a portion of the lease as of November 30, 2002. This lease does not contain provisions for its renewal.

In February 1996, the Company entered into a five-year lease for approximately 2,300 square feet of office space. The lease, which expires on June 30, 2001 and is non-renewable, currently provides for a base rent of approximately $56,000 per annum.

Rent expense for the years ended October 31, 2000, 1999, 1998 and for the period from inception (November 5, 1982) to October 31, 2000, was approximately $332,000, $313,000, $287,000 and $2,756,000, respectively.

9.   EMPLOYEE PENSION PLAN

The Company adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of its present employees. Contributions, which are made to a trust, are based upon specified percentages of compensation, as defined in the plan. Pension cost, which was approximately $102,000, $137,000, $123,000 and $907,000 for the fiscal years ended October 31,
2000, 1999, 1998 and for the period from the inception of the plan to October 31, 2000, respectively, has been accrued and funded on a current basis.

COPYTELE, INC.
(Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000

10.   INCOME TAXES

At October 31, 2000, the Company had tax net operating loss and tax credit carryforwards of approximately $78,246,000 and $1,684,000, respectively, available, within statutory limits (expiring at various dates between 2001 and 2020), to offset any future regular Federal corporate taxable income and taxes payable. The principal differences between the net loss for financial statement purposes and the tax net operating loss attributable to the year ended October 31, 2000, were nondeductible expenses for tax purposes of joint venture receivable reserves and impairment. If the tax benefits relating to deductions of option holders' income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

The Company had tax net operating loss and tax credit carryforwards of approximately $78,398,000 and $124,000, respectively, at October 31, 2000, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 2001 and 2020 and the tax credit carryforwards expire between 2001 and 2010.

Deferred tax benefits at October 31, 2000 and 1999, which are fully offset by valuation allowances, primarily represent the estimated future tax effects of Federal and State net operating loss and tax credit carryforwards aggregating approximately $32,537,000 and $33,026,000, respectively.

During the period from inception (November 5, 1982) to October 31, 2000, the Company incurred no Federal and no material State income taxes.


11.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To CopyTele, Inc.:


We have audited in accordance with generally accepted auditing standards, the financial statements of CopyTele, Inc. included in this registration statement and have issued our report thereon dated January 19, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Melville, New York
January 19, 2001

                                                                     SCHEDULE II

COPYTELE, INC
(Development Stage Enterprise)

VALUATION AND QUALIFYING ACCOUNTS
(rounded to the nearest thousand)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998


--------------------------------------------------------------------------------------------------------------------
             Column A                            Column B            Column C         Column D          Column E
--------------------------------------------------------------------------------------------------------------------
                                                                      Additions
--------------------------------------------------------------------------------------------------------------------
                                                 Balance at       Charged to costs                     Balance at
            Description                     beginning of period     and expenses      Deductions      end of period
--------------------------------------------------------------------------------------------------------------------
               2000

Allowance for doubtful accounts                   $     --          $   75,400        $     --          $   75,400

Reserve on amounts due from Joint Venture         $1,407,000        $  862,000        $2,269,000        $     --
--------------------------------------------------------------------------------------------------------------------
               1999

Allowance for doubtful accounts                   $     --          $     --          $     --          $     --

Reserve on amounts due from Joint Venture         $     --          $1,407,000        $     --          $1,407,000
--------------------------------------------------------------------------------------------------------------------
               1998

Allowance for doubtful accounts                   $     --          $     --          $     --          $     --

Reserve on amounts due from Joint Venture         $     --          $     --          $     --          $     --
--------------------------------------------------------------------------------------------------------------------





This schedule should be read in conjunction with the accompanying financial statements and notes thereto.