Form 10-K/A
period 2000-10-31
COPYTELE INC
filed 2001-02-01
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1



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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
================================================================================


NY2:\1010632\02\LNT402!.DOC\38995.0001

                                EXPLANATORY NOTE



This Amendment No. 1 on Form 10K/A to the Annual Report of CopyTele, Inc. corrects typographical errors by inserting the name "Arthur Andersen LLP" on


            o     Report of Independent Public Accountants, Page F-1

            o     Report of Independent Public Accountants on Schedule, Page
                  F-20


            o     Consent of Independent Public Accountants, Exhibit 23.1

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



                                            COPYTELE, INC.

                                            By: Denis A. Krusos
                                                -----------------------------
                                                Denis A. Krusos
                                                Chairman of the Board and
January 31, 2001                                Chief Executive Officer

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




                                                     ARTHUR ANDERSEN LLP


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



                                                        ARTHUR ANDERSEN LLP


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