Form 10-Q
period 2001-01-31
COPYTELE INC
filed 2001-03-19
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 2001
                               ----------------

Commission file number 0-11254
                       -------

                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                 11-2622630
     -------------                                            --------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification no.)


     900 Walt Whitman Road
        Melville, NY                                                11747
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


                        Yes   X           No
                             ---




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock, par value
$.01 per share, outstanding as of March 14, 2001:            63,999,525   shares
                                                             -------------------

                                TABLE OF CONTENTS
                                -----------------


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of January 31, 2001 (Unaudited) and October 31, 2000

         Condensed Statements of Operations (Unaudited) for the three months ended January 31, 2001 and 2000, and for the period from inception (November 5, 1982) to January 31, 2001

         Condensed Statement of Shareholders' Equity (Unaudited) for the period from inception (November 5, 1982) to January 31, 2001

         Condensed Statements of Cash Flows (Unaudited) for the three months ended January 31, 2001 and 2000, and for the period from inception (November 5, 1982) to January 31, 2001

         Notes to Condensed Financial Statements (Unaudited)

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

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.
        ---------------------

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                                               Unaudited
                                                                                              January 31,          October 31,
                                  ASSETS                                                         2001                 2000
                                  ------                                                      -----------          -----------
CURRENT ASSETS:
  Cash, including cash equivalents and interest bearing accounts of
    $677,925 and $1,119,516, respectively                                                        $703,123           $1,134,045
  Marketable securities, at cost                                                                    -                   96,873
  Accounts receivable, net of allowance for doubtful accounts of  $75,400                         560,933              594,851
  Inventories                                                                                   1,833,950            1,769,285
  Prepaid expenses and other current assets                                                        23,061               60,433
                                                                                                ---------            ---------
                        Total current assets                                                    3,121,067            3,655,487

PROPERTY AND EQUIPMENT, net                                                                       212,293              270,018

OTHER ASSETS                                                                                    2,968,559            2,968,996
                                                                                                ---------            ---------
                                                                                               $6,301,919           $6,894,501
                                                                                               ==========           ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                             $1,045,298           $1,035,749
  Accrued liabilities                                                                             223,859              301,153
                                                                                                ---------            ---------
                       Total current liabilities                                                1,269,157            1,336,902


SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share; 500,000 shares authorized;
    no shares issued or outstanding                                                                 -                    -
  Common stock, par value $.01 per share; 240,000,000 shares authorized; 63,822,155 and 63,084,526 shares issued
    and outstanding, respectively                                                                 638,222              630,845
  Additional paid-in capital                                                                   60,648,774           60,050,852
  Deficit accumulated during the development stage                                            (56,254,234)         (55,124,098)
                                                                                              ------------         ------------
                                                                                                5,032,762            5,557,599
                                                                                              ------------         ------------
                                                                                               $6,301,919           $6,894,501
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



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------




                                                                                                                 For the Period from
                                                                       For the three months ended                      Inception
                                                                              January 31,                         (November 5, 1982)
                                                                 --------------------------------------------              to
                                                                         2001                   2000               January 31, 2001
                                                                 ---------------------  ---------------------  ---------------------

SALES                                                                  $178,291               $276,792                 $1,697,166
COST OF SALES                                                            74,250                207,065                    836,992
                                                                 ---------------------  ---------------------  ---------------------
  Gross profit                                                          104,041                 69,727                    860,174

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including
  research and development expenses of approximately $633,000,
  $641,000 and  $34,839,000, respectively)                            1,242,039              1,422,369                 60,948,602
                                                                 ---------------------  ---------------------  ---------------------

LOSS FROM AND IMPAIRMENT OF
  INVESTMENT IN JOINT VENTURE                                             -                       -                     1,225,000
                                                                 ---------------------  ---------------------  ---------------------

INTEREST INCOME                                                           7,862                 17,988                  5,059,194
                                                                 ---------------------  ---------------------  ---------------------

NET (LOSS)                                                          $(1,130,136)           $(1,334,654)              $(56,254,234)
                                                                 =====================  =====================  =====================

NET (LOSS) PER SHARE OF COMMON STOCK: Basic and Diluted                  $(0.02)                $(0.02)                    $(1.16)
                                                                 =====================  =====================  =====================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: Basic and Diluted     63,219,271             60,327,102                 48,398,491
                                                                 =====================  =====================  =====================



The accompanying notes to condensed financial statements are an integral part of these statements.



                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) THROUGH JANUARY 31, 2001 (UNAUDITED)
 -------------------------------------------------------------------------------------


                                                                                                                     Deficit
                                                                                                    Additional     Accumulated
                                                                           Common Stock              Paid-in        During the
                                                                        Shares     Par Value         Capital     Development Stage
                                                                     -------------------------     ------------ -------------------
BALANCE, Inception (November 5, 1982)                                      -         $ -             $  -           $    -

Sale of common stock, at par, to incorporators on November 8,1982      1,470,000      14,700            -                -
Sale of common stock, at $.10 per share, primarily to officers
  and employees from November 9, 1982 to November 30, 1982               390,000       3,900         35,100              -
Sale of common stock, at $2 per share, in private offering from
  January 24, 1983 to March 28, 1983                                     250,000       2,500        497,500              -
Sale of common stock, at $10 per share, in public offering on
  October 6, 1983, net of underwriting discounts of $1 per share         690,000       6,900      6,203,100              -
Sale of 60,000 warrants to representative of underwriters, at
  $.001 each, in conjunction with public offering                           -           -                60              -
Costs incurred in conjunction with private and public offerings             -           -          (362,030)             -
Common stock issued, at $12 per share, upon exercise of 57,200 warrants from February 5, 1985 to October 16, 1985, net of
  registration costs                                                      57,200         572        630,845              -
Proceeds from sales of common stock by individuals from January
  29, 1985 to October 4, 1985 under agreements with the Company,
  net of costs incurred by the Company                                      -           -           298,745              -
Restatement as of October 31, 1985 for three-for-one stock split       5,714,400      57,144        (57,144)             -
Common stock issued, at $4 per share, upon exercise of 2,800
  warrants in December 1985                                                8,400          84         33,516              -
Sale of common stock, at market, to officers on January 9, 1987 and April 22, 1987 and to members of their immediate families
  on July 28, 1987                                                        67,350         674        861,726              -
Restatement as of July 31, 1987 for five-for-four stock split          2,161,735      21,617        (21,617)             -
Fractional share payments in conjunction with five-for-four
  stock split                                                              -             -           (1,345)             -
Sale of common stock, at market, to members of officers'
  immediate families from September 10, 1987 to December 4, 1990
  and to officers on October 29, 1987 and February 26, 1989              628,040       6,280      6,124,031              -


                                                                                                                           Continued

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) THROUGH JANUARY 31, 2001 (UNAUDITED)
 -------------------------------------------------------------------------------------

                                    Continued
                                    ---------


                                                                                                                        Deficit
                                                                                                  Additional          Accumulated
                                                                           Common Stock             Paid-in            During the
                                                                        Shares     Par Value        Capital        Development Stage
                                                                      -----------------------   ---------------   ------------------
Sale of common stock, at market, to senior level
  personnel on February 26, 1989                                          29,850         299         499,689               -
Sale of common stock, at market, to unrelated party
  on  February 26, 1989 amended on March 10, 1989                         35,820         358         599,627               -
Restatement as of January 31, 1991 for
  two-for-one stock split                                             11,502,795     115,028        (115,028)              -
Sale of common stock, at market, to members of
  officers' immediate families from April 26, 1991 to
  October 27, 1992                                                       261,453       2,615       2,788,311               -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates from September 1993 through March 1996                           579,800       5,798       2,651,462               -
Common stock issued upon exercise of stock options
  from December 16, 1992 to June 12, 1996                              4,535,340      45,353      28,197,223               -
Restatement as of June 17, 1996 for two-for-one stock split           28,382,183     283,822        (283,822)              -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates in July and October, 1996, and March 1997                        206,610       2,066       1,062,167               -
Common stock issued upon purchase of equipment                            15,000         150          74,850               -
Common stock issued upon exercise of stock options
   from July 1996 to October 1999  under stock option plans,
   net of  registration costs                                          1,771,400      17,714       4,414,412               -
Sale of common stock, at market, to a related party
   and other unrelated parties in April and
   September, 1999                                                     1,300,000      13,000       1,461,500               -
Stock options granted to consultants                                       -              -          564,819               -
Common stock issued upon exercise of stock options
   from November 1999 to April 2000 under stock option plans           2,267,400      22,674       3,003,050               -
Sale of common stock, at market, to unrelated parties in
  January and March 2000, net of listing fees                            616,500       6,165         794,420               -
Common stock issued upon exercise of warrants  in May 2000               143,250       1,432         198,604               -

                                                                                                                          Continued

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                   -------------------------------------------
 FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) THROUGH JANUARY 31, 2001 (UNAUDITED)
 -------------------------------------------------------------------------------------

                                    Continued
                                    ---------


                                                                                                                       Deficit
                                                                                                 Additional         Accumulated
                                                                           Common Stock            Paid-in           During the
                                                                        Shares    Par Value        Capital        Development Stage
                                                                       --------------------     --------------   -------------------
Common stock issued upon exercise of stock options
   in January 2001 under stock option plans, net of
   registration costs                                                    734,534       7,346           492,034               -
Issuance of stock to consultants for services rendered                     3,095          31             2,969               -
Deficit accumulated during the development stage                            -             -                -           (56,254,234)
                                                                     -----------   -------------   -----------------  -------------
BALANCE, January  31, 2001                                            63,822,155    $638,222       $60,648,774        $(56,254,234)
                                                                     ============  ==============  ==================  =============


The accompanying notes to condensed financial statements are an integral part of these statements.


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------


                                                                                                              For the Period from
                                                                         For the three months ended                Inception
                                                                                 January 31,                   (November 5,1982)
                                                                  ------------------------------------------           to
                                                                         2001                   2000            January 31, 2001
                                                                  --------------------   -------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and consultants                    $(1,244,205)            $(1,161,035)              $(62,775,895)
Cash received from customers                                            212,209                 151,945                  1,060,833
Interest received                                                         7,892                  27,506                  5,056,238
                                                                  --------------------   -------------------   ---------------------
Net cash (used in) operating activities                              (1,024,104)               (981,584)               (56,658,824)
                                                                  --------------------   -------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                      (3,071)                 (3,581)                (2,057,230)
Disbursements to acquire certificates of deposit and
  marketable securities                                                   -                         -                  (13,630,910)
Proceeds from maturities of investments                                  96,873                 488,038                 13,630,910
Investment made in Joint Venture                                          -                         -                   (1,225,000)
                                                                  --------------------   -------------------   ---------------------
Net cash provided by (used in) investing activities                      93,802                 484,457                 (3,282,230)
                                                                  --------------------   -------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants, net of
  underwriting discounts of $690,000 related to initial public
  offering in October 1983                                                -                        -                    17,647,369
Proceeds from exercise of stock options and warrants, net of
  registration costs                                                    499,380                 687,607                 40,786,353
Proceeds from sales of common stock in private
  placements, net of listing fees                                         -                     346,080                  2,275,085
Proceeds from sales of common stock by
  individuals under agreements with the
  Company, net of disbursements made by the
  Company                                                                 -                       -                        298,745
Disbursements made in conjunction with sales of stock                     -                       -                       (362,030)
Fractional share payments in conjunction with stock split                 -                       -                         (1,345)
                                                                  --------------------   -------------------   ---------------------
Net cash provided by financing activities                               499,380               1,033,687                 60,644,177
                                                                  --------------------   -------------------   ---------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (430,922)                536,560                    703,123

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,134,045               1,587,830                      -
                                                                  --------------------   -------------------   ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $703,123              $2,124,390                  $ 703,123
                                                                  ====================   ===================   =====================


                                                                                                                           Continued


                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                    Continued
                                    ---------



                                                                                                              For the Period from
                                                                      For the three months ended                   Inception
                                                                             January 31,                       (November 5, 1982)
                                                               -----------------------------------------               to
                                                                      2001                  2000                January 31, 2001
                                                               -------------------    ------------------     -----------------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:
Net loss                                                           $(1,130,136)          $(1,334,654)                 $(56,254,234)
Loss from Joint Venture                                                  -                     -                         1,139,828
Stock option compensation to consultants                               102,919               105,850                       564,819
Stock issued to consultants for services rendered                        3,000                  -                            3,000
Provision for doubtful accounts                                          -                      -                           75,400
Depreciation and amortization                                           60,796                66,267                     1,965,270
Loss from disposition of assets                                           -                      -                          30,050
Impairment of investment in Joint Venture                                 -                      -                          85,172
Impairment of amounts due from Joint  Venture                             -                      -                       1,407,461
Decrease (increase) in accounts receivable                              33,918                   -                        (636,333)
(Increase) decrease in inventory                                       (64,665)              182,118                    (4,833,950)
Decrease (increase) in prepaid expenses and
  other current assets                                                  37,372              (159,563)                     (885,061)
(Increase) in long term amount due from Joint Venture                     -                      -                      (1,407,461)
Decrease (increase) in other assets                                        437                   146                        31,441
(Decrease) increase  in accounts payable and accrued
  liabilities                                                          (67,745)              158,252                     2,055,774
                                                               -------------------    ------------------    ------------------------
Net cash (used) in operating activities                            $(1,024,104)            $(981,584)                 $(56,658,824)
                                                               ===================    ==================    ========================

The accompanying notes to condensed financial statements are an integral part of these statements.

                                 COPYTELE, INC.
                                 --------------
                         (Development Stage Enterprise)
                         ------------------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                          JANUARY 31, 2001 (UNAUDITED)
                          ----------------------------


(1)      Nature and Development of business and other disclosures
         --------------------------------------------------------

Organization and Development Of Business
----------------------------------------

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

The Company's operations used approximately $1,024,000 in cash during the first quarter of fiscal 2001. As of January 31, 2001, working capital primarily included approximately $703,000 of cash, $561,000 of accounts receivable,
$1,834,000 of inventory  and  approximately  $1,269,000 of accounts  payable and accrued liabilities. The Company believes that its existing cash and receivables, along with other potential sources of cash flows will be sufficient to enable it to continue in operation until at least the end of the first quarter of fiscal 2002, after giving effect to certain reductions in operating expenses, as necessary. As of March 14, 2001, the Company had approximately $367,000 in cash, which reflects, in part, the proceeds from the collection of outstanding accounts receivable.

The Company is seeking to improve its liquidity through increased sales of its products. The Company may also seek to improve its liquidity through sales of its common stock and additional exercise of stock options and warrants. There can be no assurance that any of these plans will materialize.

The Company has had limited sales to its dealers, distributors and end-users since its inception, and during the first quarter of fiscal 2001 has recognized revenue of approximately $178,000. Despite the foregoing, there can be no assurance that the Company will generate significant revenues in the future (through sales or otherwise) to improve its liquidity, that the Company will have sufficient revenues to generate a profit, that the Company will be able to expand its current distributor/dealer network, that production capabilities will be adequate, or that other products will not be produced by other companies that will render the products of the Company obsolete.

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

The National Association of Securities Dealers, Inc. requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain its Nasdaq National Market listing, and a minimum bid price of at least $1.00 per share in order to maintain its Nasdaq listing. The Company anticipates that it will seek additional sources of funding, when necessary, to satisfy such requirements or for other purposes. There can be no assurance that such funding, if required, will be obtained. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and certain senior level personnel, will continue.

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

Furthermore,  management believes its other assets, which consist principally of
commercial   barter  credits,   will  be  realized  through  future  usage,  and
accordingly are properly valued as of January 31, 2001 (Note 2).

Product Development
-------------------

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

Basis of Presentation
---------------------

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information contained herein is for the three month periods ended January 31, 2001 and 2000, and for the period from inception (November 5, 1982) to January 31, 2001. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

The results of operations for interim periods may not necessarily reflect the annual operations of the Company. Reference is made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000, for more extensive disclosures than contained in these condensed financial statements.

Revenue Recognition
-------------------

The Company recognizes revenue upon shipment and passage of title of its products to its customers. The Company has not had any sales returns to date.

Use of Estimates
----------------

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

(2) Barter Transaction
    ------------------

In August 2000, the Company entered into a nonmonetary barter transaction whereby $3,000,000 of certain inventory was sold in exchange for an equal value of commercial trade credits. In accordance with Accounting Principles Board ("APB") No. 29, "Accounting for Nonmonetary Transactions," the Company recognized no gain or loss on the transaction as it is management's opinion that this exchange was effected at fair market value. These trade credits, ($2,954,000 as of January 31, 2001), which are recorded as other assets on the accompanying balance sheet, may be redeemed to reduce the cost of advertising as well as other products and services.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company continually evaluates the carrying amount of this asset for any potential impairment. Based on this evaluation, management believes that there is no impairment as of January 31, 2001.

(3) Shareholders' Equity
    --------------------

Stock inventive plans
---------------------

The Company has three stock inventive plans: the 1987 Stock Option Plan (the "1987 Plan"), the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), and the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan"), which were adopted by the Board of Directors on April 1, 1987, April 28, 1993, and May 8, 2000, respectively.

SFAS No. 123, "Accounting for Stock Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in APB No. 25. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, no compensation cost has been recognized by the Company, as all option grants have been made at the fair market value of the Company's stock on the date of grant.

Options granted to non-employee consultants are accounted for using the fair value method required by SFAS No. 123. Compensation expense for consultants recognized in the three month periods ended January 31, 2001 and 2000 and the period from inception (November 5, 1982) to January 31, 2001 was $102,919, $105,850 and $564,819, respectively, which was measured at the vesting date upon the Company's determination of performance commitment achievement in accordance with Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and is included in selling, general and administrative expenses for the periods.

As of January  31,  2001,  stock  options to  purchase  14,389,326  shares  were outstanding of which stock options to purchase 14,061,326 shares were exercisable. During the period from February 1, 2001 through March 14, 2001, options to purchase 50,000 shares and stock awards for the issuance of 177,370 shares were granted under the 2000 Share Plan.

Warrants
--------

As of January 31, 2001, 1,773,250 warrants to purchase shares of common stock were outstanding and exercisable.

(4) Net(Loss)Per Share of Common Stock
    ----------------------------------

The Company complies with the provisions of SFAS No. 128, "Earnings Per Share". In accordance with SFAS 128, basic net (loss) per common share ("Basic EPS") is computed by dividing net (loss) by the weighted average number of common shares outstanding. Diluted net (loss) per common share ("Diluted EPS") is computed by dividing net (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the impact of common stock equivalents then outstanding would be anti-dilutive.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
               Condition and Results of Operations.
               ------------------------------------


Forward-Looking Statements
--------------------------

Information  included  in  this  Quarterly  Report  on  Form  10-Q  may  contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in "General Risks and Uncertainties" below and Note 1 in "Notes to Condensed Financial Statements".


General
-------

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

We are continuing our research and development activities for additional encryption products and flat-panel displays, including our E-Paper ultra-high resolution display and our thin film color and video field emission ultra-high resolution display. In addition, we have redirected our development of solid-state optical technology to the development of an ultra-high speed optical modulator for use in encryption technology and to process optical information. We cannot assure you, however, that our efforts in these areas will be successful.

We are currently using several U.S.- based electronic production contractors to produce the components for our encryption devices. We sell our products primarily through a distributor/dealer network and also to end-users.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to our Financial Statements and the notes thereto.

Results of Operations
---------------------

Three months ended January 31, 2001 compared with three months ended January 31,
--------------------------------------------------------------------------------
2000
----

Sales -
-------

Sales decreased by approximately $99,000, or 36%, to approximately $178,000 in the three months ended January 31, 2001 as compared with approximately $277,000 in the comparable prior-year period. Sales of the USS-900 increased in the first quarter of fiscal 2001 to approximately $153,000, or 86% of total sales, as compared with approximately $44,000 in the prior-year period.

We are hopeful, although there is no assurance, that with an increased marketing effort for our existing products and our new products under development, we will procure sufficient sales during fiscal 2001 to emerge from the development stage.

Gross Profit-
-------------

Gross  profit   increased  in  the  three  months  ended  January  31,  2001  to approximately $104,000, or 58% as a percentage of sales, compared to approximately $70,000 or 25% as a percentage of sales in the comparable prior-year period. The increase in gross profit is primarily due to the increase in USS-900 sales.

Selling, General and Administrative Expenses-
---------------------------------------------

Selling, general and administrative expenses decreased approximately $180,000 or 13% to approximately $1,242,000 for the three months ended January 31, 2001 from approximately $1,422,000 for the comparable prior-year period.

The decrease in selling, general and administrative expenses for the three months ended January 31, 2001 as compared with the prior-year period is primarily a result of effective cost-cutting measures, specifically employee compensation and related costs decreasing by approximately $92,000 and engineering supplies decreasing by approximately $82,000.

Research and Development Expenses-
----------------------------------

Research and development expenses, which are included in selling, general and administrative expenses, were approximately $633,000 and $641,000 for the three month periods ended January 31, 2001 and 2000, respectively.

Interest Income-
----------------

Interest income decreased by approximately $10,000 to approximately $8,000 in the three months ended January 31, 2001 as compared to approximately $18,000 in the comparable period in the prior-year, primarily as a result of a reduction in average funds available for investment.

Liquidity and Capital Resources
-------------------------------

Since our inception, we have met our liquidity and capital expenditure needs primarily from the proceeds of sales of our common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options pursuant to our 1987, 1993 and 2000 stock option plans (the "1987 Plan," the "1993 Plan," and the "2000 Share Plan," respectively).

During the three month period ended January 31, 2001, we received proceeds aggregating approximately $212,000 in payments from our customers for products sold. During the quarter ended January 31, 2001, we received proceeds aggregating approximately $505,000 from the exercise of stock options to purchase shares of our common stock pursuant to the 2000 Share Plan.

Working capital decreased by approximately $467,000 from approximately $2,319,000 at October 31, 2000 to approximately $1,852,000 at January 31, 2001, as a result of the decrease in accounts receivable, the increase in accounts payable and the use of cash and marketable securities to fund operations, offset by the increase in inventory and the decrease in accrued liabilities.

Our operations used approximately $1,024,000 in cash during the first quarter of fiscal 2001. As of January 31, 2001, working capital included approximately $703,000 of cash, $561,000 of accounts receivable, $1,834,000 of inventory and approximately $1,269,000 of accounts payable and accrued liabilities. As of March 14, 2001, we had approximately $367,000 in cash, which reflects, in part, the proceeds from the collection of outstanding accounts receivable. We believe that existing cash and receivables, along with other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2002, after giving effect to certain reductions in operating expenses, as necessary. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. Our ability to fund continuing operations may depend in part upon the availability of financing from our Chairman of the Board, our President, and an outside Director, as described below. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

In connection with our annual audit for the fiscal year ended October 31, 2000, our Chairman of the Board and Chief Executive Officer, our President, and an outside Director have represented to our independent auditors that it is their intention to provide short term loans to us of up to $450,000, $450,000 and $200,000, respectively, if we require additional cash for our operations during the period ending January 31, 2002. The loans would bear interest at 9% per annum, would be secured by accounts receivable and inventory and would mature on January 31, 2002. These amounts would be reduced on a pro-rata basis by any other debt or equity financing obtained by us and by the proceeds received from certain sales. The representation of each individual is conditioned upon his not becoming incapacitated in a manner that prevents him from performing his present responsibilities.

We are seeking to improve our liquidity through increased sales of products. In an effort to generate sales, we have marketed the USS-900 directly to U.S. and international office equipment distributors and dealers and, during the three months ended January 31, 2001, we have recognized total revenues of approximately $178,000. We have also recently commenced marketing the DSS-1000 and ULP-1. We are hopeful, although we can give you no assurance, that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity.

The NASD requires that we maintain a minimum of $4,000,000 of net tangible assets to maintain our Nasdaq National Market listing. If our stock were delisted, the delisting could potentially have an adverse effect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. Our net tangible assets as of January 31, 2001 were approximately $5,033,000. We anticipate that we may require additional funds to maintain the NASD net tangible assets requirement. We can give you no assurance that we will be able to generate adequate funds from operations or that funds will be available to us from equity financings. We also can offer no assurance that, if available, we will be able to obtain such funds on favorable terms and conditions.

The NASD also requires that we maintain a minimum closing bid price of $1.00 for continued listing. If at any time the bid price for our common stock falls below $1.00 per share for a period of thirty consecutive business days, the NASD has the right to delist our stock if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. If our stock were delisted, the delisting could have an adverse affect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. The closing bid price for our common stock on March 14, 2001 was $0.75.

Management has recorded our inventory at its current best estimate of net realizable value, which is based upon the historic and future selling prices of the USS-900 and remaining SCS-700s. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below its current carrying value.

Furthermore,  management believes its other assets, which consist principally of
commercial   barter  credits,   will  be  realized  through  future  usage,  and
accordingly are properly valued as of January 31, 2001

Our estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue.


General Risks and Uncertainties
-------------------------------

     o We have experienced significant net losses and negative cash flows from operations since our inception and they may continue.

We have had net losses and negative cash flows from operations in each year since our inception and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses since our inception in developing our flat panel display and encryption technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales to our dealers, distributors and other customers to support our operations from inception through January 31, 2001. We have incurred net losses aggregating $56,254,234 during the same period. Research and development expenses during that period aggregated approximately $34,839,000 and negative cash flows from operations aggregated $56,658,824. We have set forth below our net losses, research and development expenses and negative cash flows from operations for the three month periods ended January 31, 2001 and 2000:


                                                 Fiscal Years Ended                     Three Months Ended
                                                    October 31,                              January 31,
                                                 ------------------                     -------------------
                                                 2000          1999                     2001            2000
                                                 ----          ----                     ----            ----
      Net Loss                                $4,964,173      $8,465,016              $1,130,136      $1,334,654
      Research and Development                $2,732,000      $3,163,000              $  633,000      $  641,000
      Negative Cash Flows From Operations     $4,840,578      $6,117,096              $1,024,104      $  981,584

     o We may need additional funding in the near future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders.

We anticipate that we will require additional funding to continue our research and development activities, market our products and satisfy the National Association of Securities Dealers, Inc. (NASD) requirement that we maintain a minimum of $4 million of net tangible assets to maintain our Nasdaq National Market listing, if cash generated from operations is insufficient to satisfy these requirements. Based on reductions in operating expenses that we have made and additional reductions that we may implement, if necessary, we believe that our cash resources, including cash received from February 1, 2001 to March 14, 2001, and other potential sources of cash flows will be sufficient to continue in operation until at least the end of the first quarter of fiscal 2002. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. Our ability to fund continuing operations may depend in part upon the availability of financing from our Chairman of the Board, our President and an outside Director who represented to our independent auditors in connection with our annual audit for fiscal year 2000 that it was their intention to provide financing aggregating up to $1.1 million if we require additional cash for our operations during the period ending January 31, 2002, as more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions.

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

We are principally engaged in the production and marketing of hardware-based peripheral digital encryption systems called the USS-900, the DSS-1000 and the ULP-1. Our encryption products are only in their initial stages of commercial production and marketing. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

          o our ability to successfully market our line of encryption products;
          o our continuing ability to purchase the Citadel(TM) CCX encryption chip from Harris Corporation for use in our encryption products;
          o our production capabilities and those of our suppliers as required for the production of our encryption products;
          o long-term product performance and the capability of our dealers and distributors to adequately service our products;
          o our ability to maintain an acceptable pricing level to end-users for our products;
          o    the ability of suppliers to meet our requirements and schedule;
          o our ability to successfully develop our new products under development, particularly our new encryption products;
          o    rapidly changing consumer preferences; and
          o the possible development of competitive products that could render our products obsolete or unmarketable.

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

The NASD requires that we maintain a minimum of $4 million of net tangible assets and a closing bid price of at least $1 per share in order to continue our Nasdaq National Market listing. If our stock were delisted, it could have an adverse affect on the market price of our common stock and the liquidity of our shares. As of January 31, 2001, our net tangible assets were approximately $5,033,000. The closing bid price of our common stock on March 14, 2001 was $0.75.




                            PART II OTHER INFORMATION
                            -------------------------


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

Recent Sales of Unregistered Securities
---------------------------------------

In January 2001, the Company issued 3,095 shares of Common Stock in partial payment for services rendered by a consulting firm, which were valued on the basis of the closing price of the Company's common stock on the day before the date of issuance. The shares of Common Stock were issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, relative to sales by an issuer not involving a public offering.



Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

          (a)     Exhibits
                  --------

                  None.

          (b)     Reports on Form 8-K
                  -------------------

                  No current report on Form 8-K was filed for the Company during the quarter ended January 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CopyTele, Inc.



                                             By: DENIS A. KRUSOS
                                                 -------------------------------
                                             Denis A. Krusos
                                             Chairman of the Board,
                                             Chief Executive Officer
                                             and Director (Principal Executive
March 19, 2001                               Officer)

                                             By: FRANK J. DISANTO
                                                 -------------------------------
                                             Frank J. DiSanto
March 19, 2001                               President and Director

                                             By: HENRY P. HERMS
                                                 -------------------------------
                                             Henry P. Herms
                                             Vice President - Finance and
                                             Chief Financial Officer  (Principal
March 19, 2001                               Financial and Accounting Officer)