Form 10-Q
period 2001-04-30
COPYTELE INC
filed 2001-06-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  April 30, 2001
                                --------------

Commission file number  0-11254
                        -------

                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             11-2622630
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification no.)


      900 Walt Whitman Road
          Melville, NY                                          11747
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

                                Yes [X]     No [ ]



           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock, par value
$.01 per share, outstanding as of June 8, 2001:      64,712,025 shares
                                                     -----------------

                                TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets as of April 30, 2001 (Unaudited) and October 31, 2000

           Condensed Statements of Operations (Unaudited) for the six months ended April 30, 2001 and 2000, and for the period from inception (November 5, 1982) to April 30, 2001

           Condensed Statements of Operations (Unaudited) for the three months ended April 30, 2001 and 2000

           Condensed Statement of Shareholders' Equity (Unaudited) for the period from inception (November 5, 1982) to April 30, 2001

           Condensed Statements of Cash Flows (Unaudited) for the six months ended April 30, 2001 and 2000, and for the period from inception (November 5, 1982) to April 30, 2001

           Notes to Condensed Financial Statements (Unaudited)

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

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.
        ---------------------
                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                      April 30,              October 31,
                                                 ASSETS                                  2001                    2000
                                                 ------                                  ----                    ----
CURRENT ASSETS:
  Cash, including cash equivalents and interest bearing accounts of
    $143,118 and $1,119,516, respectively                                           $   157,865            $ 1,134,045
  Marketable securities, at cost                                                           -                    96,873
  Accounts receivable, net of allowance for doubtful accounts of  $75,400               707,869                594,851
  Inventories                                                                         1,760,575              1,769,285
  Prepaid expenses and other current assets                                              14,491                 60,433
                                                                                   ------------            -----------

                        Total current assets                                          2,640,800              3,655,487

PROPERTY AND EQUIPMENT, net                                                             162,194                270,018

OTHER ASSETS                                                                          2,968,122              2,968,996
                                                                                   ------------            -----------
                                                                                   $  5,771,116            $ 6,894,501
                                                                                   ============            ===========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                  $   940,427            $ 1,035,749
  Accrued liabilities                                                                   206,238                301,153
                                                                                   ------------            -----------
                       Total current liabilities                                      1,146,665              1,336,902


SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share; 500,000 shares authorized;
    no shares issued or outstanding                                                       -                       -
  Common stock, par value $.01 per share; 240,000,000 shares authorized; 64,459,525 and 63,084,526 shares issued
    and outstanding, respectively                                                       644,595                630,845
  Additional paid-in capital                                                         61,022,170             60,050,852
  Deficit accumulated during the development stage                                  (57,042,314)           (55,124,098)
                                                                                   ------------            -----------
                                                                                      4,624,451              5,557,599
                                                                                   ------------            -----------
                                                                                    $ 5,771,116            $ 6,894,501
                                                                                   ============            ===========


 The accompanying notes are an integral part of these balance sheets.

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                           For the Period from
                                                              For the six months ended                           Inception
                                                                     April 30,                              (November 5, 1982)
                                                 ---------------------------------------------------                to
                                                          2001                       2000                     April 30, 2001
                                                 ------------------------   ------------------------   ---------------------------
SALES                                                  $   423,305                $   698,392                   $   1,942,180

COST OF SALES                                              168,466                    391,579                         931,208
                                                 ------------------------   ------------------------   ---------------------------

  Gross profit                                             254,839                    306,813                       1,010,972

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (including research and development
  expenses of approximately $1,115,000,
  $1,330,000 and $35,321,000, respectively)              2,183,272                  2,939,840                      61,889,835
                                                 ------------------------   ------------------------   ---------------------------

LOSS FROM AND IMPAIRMENT OF
   INVESTMENT IN JOINT VENTURE                                   -                          -                       1,225,000
                                                 ------------------------   ------------------------   ---------------------------

INTEREST INCOME                                             10,217                     51,978                      5, 061,549
                                                 ------------------------   ------------------------   ---------------------------

NET (LOSS)                                           $  (1,918,216)               $(2,581,049)               $    (57,042,314)
                                                 ========================   ========================   ===========================

NET (LOSS) PER SHARE OF COMMON STOCK:
   Basic and Diluted                                 $       (0.03)           $         (0.04)               $          (1.17)
                                                 ========================   ========================   ===========================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Basic and Diluted                                    63,602,490                 61,433,918                      48,604,216
                                                 ========================   ========================   ===========================


The accompanying notes are an integral part of these statements.

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     For the three months ended
                                                                             April 30,
                                                         --------------------------------------------------
                                                                  2001                       2000
                                                         ------------------------  ------------------------
SALES                                                         $   245,014                $   421,600

COST OF SALES                                                      94,216                    184,514
                                                         ------------------------  ------------------------

  Gross profit                                                    150,798                    237,086

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   (including research and development
   expenses of approximately $482,000 and $689,000,
   respectively)                                                  941,233                  1,517,471
                                                         ------------------------  ------------------------

LOSS FROM AND IMPAIRMENT OF
   INVESTMENT IN JOINT VENTURE                                          -                          -
                                                         ------------------------  ------------------------

INTEREST INCOME                                                     2,355                     33,990
                                                         ------------------------  ------------------------

NET (LOSS)                                                  $    (788,080)             $  (1,246,395)
                                                         ========================  ========================

NET (LOSS) PER SHARE OF COMMON STOCK:
    Basic and Diluted                                       $       (0.01)             $       (0.02)
                                                         ========================  ========================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic and Diluted                                          63,994,320                 62,565,329
                                                         ========================  ========================



The accompanying notes are an integral part of these statements.

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982)
                       THROUGH April 30, 2001 (UNAUDITED)

                                                                                                                      Deficit
                                                                                               Additional       Accumulated During
                                                                        Common Stock            Paid-in          the Development
                                                                   Shares       Par Value       Capital               Stage
                                                                 --------------------------   ------------    ---------------------
BALANCE, Inception (November 5, 1982)                                   -        $     -        $    -            $     -

Sale of common stock, at par, to incorporators on
   November 8,  1982                                             1,470,000         14,700            -                  -
Sale of common stock, at $.10 per share, primarily
   to officers and employees from November 9, 1982
   to November 30, 1982                                            390,000          3,900        35,100                 -
Sale of common stock, at $2 per share, in private
   offering from  January 24, 1983 to March 28, 1983               250,000          2,500       497,500                 -
Sale of common stock, at $10 per share, in public
   offering on October 6, 1983, net of underwriting
   discounts of $1 per share                                       690,000          6,900     6,203,100                 -
Sale of 60,000 warrants to representative of
   underwriters, at $.001 each, in conjunction with
   public offering                                                      -              -             60                 -
Costs incurred in conjunction with private and public
   offerings                                                            -              -       (362,030)                -
Common stock issued, at $12 per share, upon exercise
   of 57,200 warrants from February 5, 1985 to
   October 16, 1985, net of registration costs                      57,200            572       630,845                 -
Proceeds from sales of common stock by individuals
   from January 29, 1985 to October 4, 1985 under
   agreements with the Company, net of costs incurred
   by the Company                                                       -              -        298,745                 -
Restatement as of October 31, 1985 for three-for-one
   stock split                                                   5,714,400         57,144       (57,144)                -
Common stock issued, at $4 per share, upon exercise
   of 2,800 warrants in December 1985                                8,400             84        33,516                 -
Sale of common stock, at market, to officers on
   January 9, 1987 and April 22, 1987 and to members
   of their immediate families on July 28, 1987                     67,350            674       861,726                 -
Restatement as of July 31, 1987 for five-for-four
   stock split                                                   2,161,735         21,617       (21,617)                -
Fractional share payments in conjunction with
   five-for-four stock split                                            -              -         (1,345)                -
Sale of common stock, at market, to members of
   officers' immediate families from September 10,
   1987 to December 4, 1990 and to officers on
   October 29, 1987 and February 26, 1989                          628,040          6,280     6,124,031                 -


                                                                                                                        Continued

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982)
                       THROUGH April 30, 2001 (UNAUDITED)

                                    Continued
                                                                                                                      Deficit
                                                                                               Additional       Accumulated During
                                                                        Common Stock            Paid-in          the Development
                                                                   Shares       Par Value       Capital               Stage
                                                                 --------------------------   ------------    ---------------------
Sale of common stock, at market, to senior level
  personnel on February 26, 1989                                    29,850            299       499,689                 -
Sale of common stock, at market, to unrelated party
  on  February 26, 1989 amended on March 10, 1989                   35,820            358       599,627                 -
Restatement as of January 31, 1991 for
  two-for-one stock split                                       11,502,795        115,028      (115,028)                -
Sale of common stock, at market, to members of
  officers' immediate families from April 26, 1991 to
  October 27, 1992                                                 261,453          2,615     2,788,311                 -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates from September 1993 through March 1996                     579,800          5,798     2,651,462                 -
Common stock issued upon exercise of stock options
  from December 16, 1992 to June 12, 1996                        4,535,340         45,353    28,197,223                 -
Restatement as of June 17, 1996 for two-for-one stock
  split                                                         28,382,183        283,822      (283,822)                -
Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates in July and October, 1996, and March 1997                  206,610          2,066     1,062,167                 -
Common stock issued upon purchase of equipment                      15,000            150        74,850                 -
Common stock issued upon exercise of stock options
   from July 1996 to October 1999  under stock
   incentive plans, net of registration costs                    1,771,400         17,714     4,414,412                 -
Sale of common stock, at market, to a related party
   and other unrelated parties in April and
   September, 1999                                               1,300,000         13,000     1,461,500                 -
Stock options granted to consultants                                    -              -        564,819                 -
Common stock issued upon exercise of stock options
   from November 1999 to April 2000 under stock
   inventive plans                                               2,267,400         22,674     3,003,050                 -
Sale of common stock, at market, to unrelated parties
   in January and March 2000, net of listing fees                  616,500          6,165       794,420                 -
Common stock issued upon exercise of warrants
   in May 2000                                                     143,250          1,432       198,604                 -



                                                                                                                        Continued

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982)
                       THROUGH April 30, 2001 (UNAUDITED)

                                    Continued
                                                                                                                      Deficit
                                                                                               Additional       Accumulated During
                                                                        Common Stock            Paid-in          the Development
                                                                   Shares       Par Value       Capital               Stage
                                                                 --------------------------   ------------    ---------------------
Common stock issued upon exercise of stock options
   in January and April 2001 under stock incentive
   plans, net of registration costs                              1,194,534         11,946         689,834               -
Issuance of stock to consultants for services rendered               3,095             31           2,969               -
Common Stock issued upon grant of stock awards in
   February 2001 under stock incentive plans                       177,370          1,773         175,596               -
Deficit accumulated during the development stage                        -              -               -           (57,042,314)
                                                                ----------     ----------    ------------      -----------------
BALANCE, April 30, 2001                                         64,459,525        644,595     $61,022,170         $(57,042,314)
                                                                ==========     ==========    ============      =================



The accompanying notes are an integral part of these statements.

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                             For the Period from
                                                                     For the six month ended                       Inception
                                                                             April 30,                        (November 5, 1982)
                                                           ----------------------------------------------             to
                                                                    2001                   2000                 April 30, 2001
                                                           --------------------    ----------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
    consultants                                               $(2,092,266)              $(2,583,142)              $(63,623,956)
Cash received from customers                                      310,287                   311,683                  1,158,911
Interest received                                                  10,217                    60,506                  5,058,563
                                                           --------------------    ----------------------    --------------------
Net cash (used in) operating activities                        (1,771,762)               (2,210,953)               (57,406,482)
                                                           --------------------    ----------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                (3,071)                   (5,442)                (2,057,230)
Disbursements to acquire certificates of
    deposit and marketable securities                                   -                   (96,873)               (13,630,910)
Proceeds from maturities of investments                            96,873                   488,038                 13,630,910
Investment made in Joint Venture                                        -                         -                 (1,225,000)
                                                           --------------------    ----------------------    --------------------
Net cash provided by (used in) investing activities                93,802                   385,723                 (3,282,230)
                                                           --------------------    ----------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants,
    net of underwriting discounts of $690,000
    related to initial public offering in
    October 1983                                                        -                         -                 17,647,369
Proceeds from exercise of stock options and warrants,
    net of registration  costs                                    701,780                 3,025,724                 40,988,753
Proceeds from sales of common stock in private
  placements, net                                                       -                   800,585                  2,275,085
Proceeds from sales of common stock by individuals
  under agreements with the Company, net of
  disbursements made by the Company                                     -                         -                    298,745
Disbursements made in conjunction with sales of stock                   -                         -                   (362,030)
Fractional share payments in conjunction with stock split               -                         -                     (1,345)
                                                           --------------------    ----------------------    --------------------
Net cash provided by financing activities                         701,780                 3,826,309                 60,846,577
                                                           --------------------    ----------------------    --------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (976,180)                2,001,079                    157,865

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,134,045                 1,587,830                          -
                                                           --------------------    ----------------------    --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   157,865              $  3,588,909                  $ 157,865
                                                           ====================    ======================    ====================

                                                                                                                 Continued


                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   Continued

                                                                                                             For the Period from
                                                                     For the six month ended                       Inception
                                                                             April 30,                        (November 5, 1982)
                                                           ----------------------------------------------             to
                                                                    2001                   2000                 April 30, 2001
                                                           --------------------    ----------------------   ---------------------
RECONCILIATION OF NET (LOSS) TO NET CASH
 USED IN OPERATING ACTIVITIES:

Net loss                                                      $(1,918,216)              $(2,581,049)              $(57,042,314)
Loss from Joint Venture                                                 -                         -                  1,139,828
Stock option compensation to consultants                          102,919                    134,450                   564,819
Stock issued to consultants for services rendered                   3,000                         -                      3,000
Stock awards granted to employees                                 177,369                         -                    177,369
Provision for doubtful accounts                                         -                         -                     75,400
Depreciation and amortization                                     110,895                   133,198                  2,015,369
Loss from disposition of assets                                         -                         -                     30,050
Impairment of investment in Joint Venture                               -                         -                     85,172
Impairment of amounts due from Joint
   Venture                                                              -                         -                  1,407,461
Change in operating assets and liabilities:
  Accounts receivable                                            (113,018)                        -                   (783,269)
  Inventories                                                       8,710                   178,259                 (4,760,575)
  Prepaid expenses and other current assets                        45,942                  (334,999)                  (876,491)
  Long term amount due from Joint Venture                               -                         -                 (1,407,461)
  Other assets                                                        874                       583                     31,878
  Accounts payable and   accrued liabilities                     (190,237)                  258,605                  1,933,282
                                                           --------------------    ----------------------    --------------------
Net cash (used) in operating activities                       $(1,771,762)              $(2,210,953)              $(57,406,482)
                                                           ====================    ======================    ====================

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING ACTIVITIES:
    Non-cash increase in other assets resulting
      from a barter transaction including the
      exchange of certain inventory for commercial
      trade credits                                           $         -               $         -               $  3,000,000
                                                           ====================    ======================    ====================



The accompanying notes are an integral part of these statements.

                                 COPYTELE, INC.

                         (Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                           April 30, 2001 (UNAUDITED)


(1) Nature and Development of Business and Other Disclosures
------------------------------------------------------------

Organization and Development of Business
----------------------------------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise whose principal activities include the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media. The Company's line of encryption products presently includes the USS-900 (Universal Secure System), the DSS-1000 (Digital Security System), the DCS-1200 (Digital Cellular/Satellite) and the ULP-1 (Ultimate Laptop Privacy). The USS-900, DSS-1000, DCS-1200 and ULP-1 are multi-functional, hardware-based digital encryption systems that incorporate the Harris Corporation encryption cryptographic chip - the Citadel(TM) CCX - or the Triple DES algorithm to provide high-grade encryption.

The Company is also continuing its research and development activities for additional encryption products and flat panel display technologies, including its thin film video color display (Field Emission Display or FED) and its ultra-high resolution charged particle E-Paper(TM) flat panel display.

Subsequent Event
----------------

On June 13, 2001, the Company entered into a Joint Cooperation Agreement for Field Emission Displays (the "Agreement") with Futaba Corporation ("Futaba") for the purpose of jointly developing and commercializing a full-color video display utilizing the Company's field emission display technology. The Agreement provides for the initial payment to the Company of $2,500,000 on or before July 12, 2001 for the first phase of development of a prototype for a 320 x 240 pixel, 5-inch diagonal display. During the first phase of the Agreement, the Company will be primarily responsible for developing prototypes of the display and providing the required fabrication, to enable Futaba to utilize its know-how and production facilities for the mass production of the display. The Agreement further provides for negotiations between the parties during the first six months of the Agreement regarding additional compensation to the Company for use of the Company's technology developed prior to the Agreement, which may include the payment of royalties based on sales of products by Futaba. As part of the Agreement, both parties would have the exclusive right to produce products, with Futaba having the exclusive right to sell the products worldwide, excluding Russia. Any intellectual property developed pursuant to the Agreement will be jointly owned by Futaba and the Company. The Agreement also provides for a term of three years with the terms of the project following the first year being subject to future negotiations between the parties on a yearly basis.

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

The Company's operations used approximately $1,772,000 in cash during the six month period ended April 30, 2001. As of April 30, 2001, working capital primarily included approximately $158,000 of cash, $708,000 of accounts receivable, $1,761,000 of inventory and approximately $1,147,000 of accounts payable and accrued liabilities. The Company believes that its existing cash and receivables, along with other potential sources of cash flows (see "Subsequent Event"), will be sufficient to enable it to continue in operation until at least the end of the second quarter of fiscal 2002, after giving effect to certain reductions in operating expenses, as necessary. As of June 8, 2001, the Company had approximately $102,000 in cash.

The Company is seeking to improve its liquidity through increased sales of its products. The Company may also seek to improve its liquidity through sales of its common stock and additional exercise of stock options and warrants. There can be no assurance that any of these plans will materialize.

The Company has had limited sales to its dealers, distributors and end-users since its inception, and during the six and three month periods ended April 30, 2001 has recognized revenue of approximately $423,000 and $245,000, respectively. Despite the foregoing, there can be no assurance that the Company will generate significant revenues in the future (through sales or otherwise) to improve its liquidity, that the Company will have sufficient revenues to generate a profit, that the Company will be able to expand its current distributor/dealer network, that production capabilities will be adequate, or that other products will not be produced by other companies that will render the products of the Company obsolete.

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

Furthermore, management believes its other assets, which consist principally of commercial trade barter credits, will be realized through future usage, and accordingly are properly valued as of April 30, 2001 (Note 2).

Product Development
-------------------

The success and profitability of the Company's products will depend upon many factors, many of which are beyond its control. These factors include the capability of the Company to market its products, the Company's continuing ability to purchase the encryption chip for use in its encryption products, long-term product performance and the capability of the Company's dealers and distributors to adequately service the Company's products, the ability of the Company to maintain an acceptable pricing level to its customers for its products, the ability of suppliers to meet the Company's requirements and schedule, the Company's ability to successfully develop its new products under development, rapidly changing consumer preference, and the possible development of competitive products that could render the Company's products obsolete or unmarketable.

Basis of Presentation
---------------------

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information contained herein is for the six and three month periods ended April 30, 2001 and 2000, and for the period from inception (November 5, 1982) to April 30, 2001. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

The results of operations for interim periods may not necessarily reflect the annual operations of the Company. Reference is made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000, for more extensive disclosures than contained in these condensed financial statements.

Revenue Recognition
-------------------

The Company recognizes revenues in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," or other specific authoritative literature, as applicable. Accordingly, revenues from merchandise sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company's price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

Other Assets
------------

Other assets consists primarily of a barter credit asset, which will be realized by the Company through future redemption of barter credits to be applied towards advertising and purchase discounts (Note 2).

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

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with current year presentation.

(2) Barter Transaction
----------------------

In August 2000, the Company entered into a nonmonetary barter transaction whereby $3,000,000 of certain inventory was sold in exchange for an equal value of commercial trade barter credits. The Company determined the fair value of the exchanged inventory based on management's quarterly evaluation of the net realizable value of all items in inventory. In accordance with Accounting Principles Board ("APB") No. 29, "Accounting for Nonmonetary Transactions," the Company recognized no gain or loss on the transaction as it is management's opinion that this exchange was effected at fair market value. These trade credits, ($2,954,000 as of April 30, 2001), which are recorded as other assets on the accompanying balance sheet, may be redeemed to reduce the cost of advertising as well as other products and services.

The commercial trade barter credits, which can be utilized as cash or purchase discounts on future advertising and commercial business products, do not have an explicit contractual expiration date and can be used at the Company's discretion for any of the products and services covered under our barter arrangement.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," measurement of an impairment loss for our long-lived assets is based on the fair value of the specific asset. With respect to the barter credit asset, the Company continually evaluates fair value based upon estimates of its expected undiscounted future cash flows. The utilization of the commercial trade credits included in the carrying value of the barter asset is dependent upon the success of the Company's future operations and its ability to fund advertising or product expenditures. Based on this evaluation, management believes that there is no impairment as of April 30, 2001.

(3) Shareholders' Equity
------------------------

Stock Incentive Plans
---------------------

The Company has three stock incentive plans: the 1987 Stock Option Plan (the "1987 Plan"), the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), and the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan"), which were adopted by the Board of Directors on April 1, 1987, April 28, 1993, and May 8, 2000, respectively.

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

Options granted to non-employee consultants are accounted for using the fair value method required by SFAS No. 123. Compensation expense for consultants recognized in the six month periods ended April 30, 2001 and 2000 and the period from inception (November 5, 1982) to April 30, 2001 was $102,919, $134,450 and $564,819, respectively, and in the three month periods ended April 30, 2001 and 2000 was $0 and $28,600, respectively, which was measured at the vesting date upon the Company's determination of performance commitment achievement in accordance with Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and is included in selling, general and administrative expenses for the periods.

During the six month period ended April 30, 2001, options to purchase 2,325,000 shares and stock awards for the issuance of 177,370 shares were granted, and options to purchase 1,194,534 shares were exercised. As of April 30, 2001, stock options to purchase 14,170,326 shares were outstanding of which stock options to purchase 13,872,326 shares were exercisable. During the period from May 1, 2001 through June 8, 2001, options to purchase 20,000 shares and stock awards for the issuance of 208,305 shares were granted.

Warrants
--------

As of April 30, 2001, warrants to purchase 1,373,250 shares of common stock were outstanding and exercisable.

(4) Net (Loss) Per Share of Common Stock
----------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
--------------------------

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes", "expects", "intends", "plans", "anticipates", "likely", "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in "General Risks and Uncertainties" below and Note 1 to Condensed Financial Statements.


GENERAL
-------

We have been a development-stage enterprise since our inception on November 5, 1982. Our principal activities include the development, production and marketing of multi-functional, hardware-based, peripheral digital encryption devices. These encryption devices provide high-grade security for domestic and international users over virtually every communications media.

Our line of encryption products presently includes the USS-900 (Universal Secure System), the DSS-1000 (Digital Security System), the DCS-1200 (Digital Cellular/Satellite) and the ULP-1 (Ultimate Laptop Privacy), which are available with either the high-grade strength of the Harris Corporation ("Harris") digital cryptographic chip - the Citadel(TM) CCX - or the Triple DES algorithm to provide high-grade encryption. Harris is supplying the chip at a negotiated price under a three-year agreement entered into in 1999. Triple DES is an algorithm available in the public domain, which has been incorporated into our software. Triple DES is used by many U.S. government agencies.

We are continuing our research and development activities for additional encryption products and flat panel display technologies, including our thin film video color display (Field Emission Display or FED) and our ultra-high resolution charged particle E-Paper(TM) flat panel display. We cannot assure you, however, that our efforts in these areas will be successful. Effective June 13, 2001, we entered into a Joint Cooperation Agreement for Field Emission Displays with Futaba Corporation ("Futaba Agreement") for the purpose of jointly developing and commercializing a full-color video display utilizing our field emission display technology. See "Liquidity and Capital Resources."

We are currently using several U.S.-based electronic production contractors to produce the components for our encryption devices. We sell our products primarily through a distributor/dealer network and also to end-users.

During fiscal 2000, we discontinued production of our Magicom(R) 2000 telecommunications product and our SCS-700 encryption product, which combined the USS-900 with the Magicom(R) 2000, but we are continuing sales of our remaining inventory of the SCS-700.

In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to our Financial Statements and the notes thereto.


RESULTS OF OPERATIONS
---------------------

Six months ended April 30, 2001 compared with six months ended April, 2000

Sales -

Sales decreased by approximately $275,000, or 39%, to approximately $423,000 in the six months ended April 30, 2001, as compared with approximately $698,000 in the comparable prior-year period. The decrease in sales is primarily a result of the decrease in SCS-700 system and accessory product sales of approximately $267,000. Sales of the USS-900, DSS-1000 and ULP-1 in the six month period ended April 30,2001 were approximately $410,000 as compared with approximately $434,000 in the prior-year period.

We are hopeful, although there is no assurance, that with an increased marketing effort for our existing products and our new products under development, we will procure sufficient sales during fiscal 2001 to emerge from the development stage.

Gross Profit-

Gross profit decreased in the six months ended April 30, 2001 to approximately $255,000, or 60% as a percentage of sales, compared to approximately $307,000, or 44% as a percentage of sales in the comparable prior-year period. The decrease in gross profit is due to the decrease in sales volume. The increase in gross profit as a percentage of sales resulted primarily from the mix of encryption products being sold.

Selling, General and Administrative Expenses-

Selling, general and administrative expenses decreased approximately $757,000, or 26%, to approximately $2,183,000 for the six month period ended April 30, 2001, from approximately $2,940,000 for the comparable prior-year period.

The decrease in selling, general and administrative expenses for the six-month period ended April 30, 2001 as compared with the prior-year period is primarily a result of effective cost-cutting measures, specifically a reduction in engineering supplies of approximately $357,000, a reduction in advertising and related expenses of approximately $102,000, a reduction in employee compensation and related costs of approximately $90,000, and a reduction in patent-related costs of approximately $75,000.

Research and Development Expenses-

Research and development expenses, which are included in selling, general and administrative expenses, were approximately $1,115,000 and $1,330,000 for the six month periods ended April 30, 2001 and 2000, respectively.

Interest Income-

Interest income decreased by approximately $42,000 to approximately $10,000 in the six month period ended April 30, 2001 as compared to approximately $52,000 in the comparable period in the prior-year, primarily as a result of a reduction in average funds available for investment.

Three months ended April 30, 2001 compared with three months ended April 30,
2000
----------------------------------------------------------------------------

Sales -

Sales decreased by approximately $177,000, or 42%, to approximately $245,000 in the three months ended April 30, 2001 as compared with approximately $422,000 in the comparable prior-year period. Sales of the USS-900, DSS-1000 and ULP-1 decreased in the three month period ended April 30, 2001 to approximately $243,000 as compared with approximately $390,000 in the prior-year period.

Gross Profit-

Gross profit decreased in the three months ended April 30, 2001 to approximately $151,000, or 62% as a percentage of sales, compared to approximately $237,000, or 56% as a percentage of sales in the comparable prior-year period. The decrease in gross profit is due to the decrease in sales volume. The increase in gross profit as a percentage of sales resulted primarily from the mix of encryption products being sold.

Selling, General and Administrative Expenses-

Selling, general and administrative expenses decreased approximately $576,000, or 38%, to approximately $941,000 for the three months ended April 30, 2001 from approximately $1,517,000 for the comparable prior-year period.

The decrease in selling, general and administrative expenses for the three months ended April 30, 2001 as compared with the prior-year period is primarily a result of effective cost-cutting measures, specifically a reduction in engineering supplies of approximately $270,000, a reduction in patent-related costs of approximately $86,000, and a reduction in advertising and related costs of approximately $76,000.

Research and Development Expenses-

Research and development expenses, which are included in selling, general and administrative expenses, were approximately $482,000 and $689,000 for the three month periods ended April 30, 2001 and 2000, respectively.

Interest Income-

Interest income decreased by approximately $32,000 to approximately $2,000 in the three months ended April 30, 2001 as compared to approximately $34,000 in the comparable period in the prior-year, primarily as a result of a reduction in average funds available for investment.


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

During the six month periods ended April 30, 2001 and 2000, we received proceeds aggregating approximately $310,000 and $312,000, respectively, in payments from our customers for products sold. For the six months ended April 30, 2001 and 2000, we received proceeds aggregating approximately $702,000 and $3,026,000, respectively, from the exercise of stock options to purchase shares of our common stock pursuant to our stock option plans.

Subsequent to April 30, 2001, we entered into the Futaba Agreement, which provides for the initial payment to us of $2,500,000 on or before July 12, 2001, for the first phase of development of a prototype for a 320 x 240 pixel, 5-inch diagonal display having numerous advanced features, including wide viewing angle, low power consumption, high-resolution, and ultra-bright screen. See Note 1 to Condensed Financial Statements - "Subsequent Events." The technology being utilized is based on the more than three year joint development that we funded in our previously disclosed relationship with Volga Svet Limited, a Russian display company. We plan to continue to utilize Volga's assistance in the development work under the Futaba Agreement and will fund Volga in accordance with the existing relationship. We refer you to the Futaba Agreement, which is filed as Exhibit 10.1 of this Report, for additional information concerning its terms.

Working capital decreased by approximately $825,000 from approximately $2,319,000 at October 31, 2000 to approximately $1,494,000 at April 30, 2001, as a result of the decrease in cash and marketable securities, the decrease in prepaid expenses, offset by the increase in accounts receivable and the decrease in accounts payable and accrued liabilities. Cash and marketable securities decreased by approximately $1,073,000 from approximately $1,231,000 at October 31, 2000 to approximately $158,000 at April 30, 2001, as a result of funds used for operations. Prepaid expenses decreased by approximately $46,000 as a result of the timing of payments of prepaid items. Accounts receivable increased by approximately $113,000 as a result of the timing of collections. Accounts payable decreased by approximately $95,000 and accrued liabilities decreased by approximately $95,000, primarily as a result of the decrease in operating expenses.

Our operations used approximately $1,772,000 in cash during the six months ended April 30, 2001. As of April 30, 2001, working capital included approximately $158,000 of cash, $708,000 of accounts receivable, $1,761,000 of inventory and approximately $1,147,000 of accounts payable and accrued liabilities. As of June 8, 2001, we had approximately $102,000 in cash. We believe that existing cash and receivables, along with other potential sources of cash flows, including the Futaba Agreement, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2002, after giving effect to certain reductions in operating expenses, as necessary. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. Our ability to fund continuing operations may depend in part upon the availability of financing from our Chairman of the Board, our President, and an outside Director, as described below. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

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

We are seeking to improve our liquidity through increased sales of products. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international office equipment distributors and dealers and, during the six months ended April 30, 2001, we have recognized total revenues of approximately $423,000. We are hopeful, although we can give you no assurance, that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity.

The Nasdaq Stock Market ("NASDAQ") requires that we maintain a minimum of $4,000,000 of net tangible assets to maintain our Nasdaq National Market listing. If our stock were delisted, the delisting could potentially have an adverse effect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. Our net tangible assets as of April 30, 2001 were approximately $4,624,000. We anticipate that we may require additional funds to maintain NASDAQ's net tangible assets requirement. We can give you no assurance that we will be able to generate adequate funds from operations or that funds will be available to us from equity financings. We also can offer no assurance that, if available, we will be able to obtain such funds on favorable terms and conditions.

NASDAQ also requires that we maintain a minimum closing bid price of $1.00 for continued listing. If at any time the bid price for our common stock falls below $1.00 per share for a period of thirty consecutive business days, NASDAQ has the right to delist our stock if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. We have been notified by NASDAQ that we have failed to maintain a minimum bid price of $1.00 for thirty consecutive business days and have until June 27, 2001 for the bid price to obtain at least $1.00 for a minimum of ten consecutive business days to regain compliance. If we are unable to demonstrate compliance on or before June 27, 2001, NASDAQ will notify us that our securities will be delisted. At that time, we may appeal this decision to a Nasdaq Listings Qualifications Panel. If our stock were delisted, the delisting could have an adverse affect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. The closing bid price for our common stock on June 8, 2001 was $0.80.

Management has recorded our inventory at its current best estimate of net realizable value, which is based upon the historic and future selling prices of the USS-900, DSS-1000, UPL-1 and remaining SCS-700s. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below its current carrying value.

Furthermore, management believes its other assets, which consist principally of commercial trade barter credits, will be realized through future usage, and accordingly are properly valued as of April 30, 2001.

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

We have had net losses and negative cash flows from operations in each year since our inception and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses since our inception in developing our flat panel display and encryption technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales to our dealers, distributors and other customers to support our operations from inception through April 30, 2001. We have incurred net losses aggregating approximately $57,042,000 during the same period. Research and development expenses during that period aggregated approximately $35,321,000 and negative cash flows from operations aggregated approximately $57,406,000. We have set forth below our net losses, research and development expenses and negative cash flows from operations for the fiscal years ended October 31, 2000 and 1999, and the six month periods ended April 30, 2001 and 2000:

                                                  Fiscal Years Ended                       Six Months Ended
                                                     October 31,                              April 30,
                                        -----------------------------------     -----------------------------------
                                                2000              1999                  2001              2000
                                                ----              ----                  ----              ----
Net Loss                                  $4,964,173        $8,465,016            $1,918,216        $2,581,049
Research and Development                  $2,732,000        $3,163,000            $1,115,000        $1,330,000
Negative Cash Flows From Operations       $4,840,578        $6,117,096            $1,771,762        $2,210,953


o We may need additional funding in the near future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders.

We anticipate that we will require additional funding to continue our research and development activities, market our products and satisfy NASDAQ's requirement that we maintain a minimum of $4 million of net tangible assets to maintain our Nasdaq National Market listing, if cash generated from operations is insufficient to satisfy these requirements. Based on reductions in operating expenses that we have made and additional reductions that we may implement, if necessary, we believe that our cash resources, including cash received from May 1, 2001 to June 8, 2001, and other potential sources of cash flows (see Note 1 to Condensed Financial Statements - "Subsequent Events") will be sufficient to continue in operation until at least the end of the second quarter of fiscal 2002. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. Our ability to fund continuing operations may depend in part upon the availability of financing from our Chairman of the Board, our President and an outside Director who represented to our independent auditors in connection with our annual audit for fiscal year 2000 that it was their intention to provide financing aggregating up to $1.1 million if we require additional cash for our operations during the period ending January 31, 2002, as more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions.

o We may not generate sufficient revenues to support our operations in the future or to generate profits.

We are principally engaged in the production and marketing of hardware-based peripheral digital encryption systems called the USS-900, the DSS-1000, the DCS-1200 and the ULP-1. Our encryption products are only in their initial stages of commercial production and marketing. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

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

o          The Futaba Agreement may not continue beyond the first year.

The Futaba Agreement provides for a term of three years with the terms of the project following the first year being subject to our ability to develop a full-color video display in accordance with the Futaba Agreement, and to negotiate subsequent phases of development on terms acceptable to both parties. There can be no assurance that such negotiations will be successful or that the project will continue beyond the first year.

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

NASDAQ requires that we maintain a minimum of $4 million of net tangible assets and a closing bid price of at least $1 per share in order to continue our Nasdaq National Market listing. We have been notified by NASDAQ that we have failed to maintain a minimum bid price of $1.00 for thirty consecutive business days and have until June 27, 2001 for the bid price to obtain at least $1.00 for a minimum of ten consecutive business days to regain compliance. If we are unable to demonstrate compliance on or before June 27, 2001, NASDAQ will notify us that our securities will be delisted. At that time, we may appeal this decision to a Nasdaq Listings Qualifications Panel. If our stock were delisted, it could have an adverse affect on the market price of our common stock and the liquidity of our shares. As of April 30, 2001, our net tangible assets were approximately $4,624,000. The closing bid price of our common stock on June 8, 2001 was $0.80.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

            (a)      Exhibits

                     10.1 - Joint Cooperation Agreement for Field Emission Displays, dated June 11, 2001, by and between CopyTele, Inc. and Futaba Corporation

            (b)      Reports on Form 8-K

                     No Current Report on Form 8-K was filed by us during the quarter ended April 30, 2001.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CopyTele, Inc.

                                       By: /s/ DENIS A. KRUSOS
                                           ----------------------------------
                                           Denis A. Krusos
                                           Chairman of the Board,
                                           Chief Executive Officer
June 14, 2001                              (Principal Executive Officer)


                                       By: /s/ FRANK J. DISANTO
                                           ----------------------------------
                                           Frank J. DiSanto
June 14, 2001                              President


                                       By: /s/ HENRY P. HERMS
                                           ----------------------------------
                                           Henry P. Herms
                                           Vice President - Finance and
                                           Chief Financial Officer  (Principal
June 14, 2001                              Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                                Description
-----------           ---------------------------------------------------------

   10.1 Joint Cooperation Agreement for Field Emission Displays, dated June 11, 2001, by and between CopyTele, Inc. and Futaba Corporation.