Form 10-Q
period 2001-07-31
COPYTELE INC
filed 2001-09-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  July 31, 2001
                                -------------

Commission file number  0-11254
                        -------

                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    11-2622630
-------------------------------                  -------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification no.)


       900 Walt Whitman Road
       Melville, NY                                            11747
----------------------------------------                    ----------
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


                                Yes [X]   No [ ]


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock, par value
$.01 per share, outstanding as of September 7, 2001:    65,812,750  shares
                                                        ------------------

                                TABLE OF CONTENTS


Part I.    - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets as of July 31, 2001 (Unaudited) and October 31, 2000

           Condensed Statements of Operations (Unaudited) for the nine months ended July 31, 2001 and 2000, and for the period from inception (November 5, 1982) to July 31, 2001

           Condensed Statements of Operations (Unaudited) for the three months ended July 31, 2001 and 2000

           Condensed Statement of Shareholders' Equity (Unaudited) for the period from inception (November 5, 1982) to July 31, 2001

           Condensed Statements of Cash Flows (Unaudited) for the nine months ended July 31, 2001 and 2000, and for the period from inception (November 5, 1982) to July 31, 2001

           Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

           Exhibit Index

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.
        ---------------------

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS

                                                                                        (Unaudited)
                                                                                          July 31,                October 31,
                                                ASSETS                                      2001                      2000
                                                ------                                      ----                      ----

CURRENT ASSETS:
  Cash, including cash equivalents and interest bearing accounts of
    $1,912,983 and $1,119,516, respectively                                               $ 2,015,514             $ 1,134,045
  Marketable securities, at cost                                                                -                      96,873
  Accounts receivable, net of allowance for doubtful accounts of
    $198,900 and $75,400, respectively                                                        694,395                 594,851
  Inventories                                                                               1,619,844               1,769,285
  Prepaid expenses and other current assets                                                   219,200                  60,433
                                                                                       --------------          --------------
                        Total current assets                                                4,548,953               3,655,487

PROPERTY AND EQUIPMENT, net                                                                   129,479                 270,018

OTHER ASSETS                                                                                2,863,851               2,968,996
                                                                                       --------------          --------------

                                                                                         $  7,542,283             $ 6,894,501
                                                                                       ==============          ==============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                       $    815,164             $ 1,035,749
  Accrued liabilities                                                                         220,085                 301,153
  Deferred revenue                                                                          2,166,667                   -
                                                                                       --------------          --------------
                       Total current liabilities                                            3,201,916               1,336,902


SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share; 500,000 shares authorized;
    no shares issued or outstanding                                                           -                        -
  Common stock, par value $.01 per share; 240,000,000 shares authorized; 65,561,625 and 63,084,526 shares issued
    and outstanding, respectively                                                             655,616                 630,845
  Additional paid-in capital                                                               61,673,372              60,050,852
  Deficit accumulated during the development stage                                        (57,988,621)            (55,124,098)
                                                                                       --------------          --------------
                                                                                            4,340,367               5,557,599
                                                                                       --------------          --------------
                                                                                         $  7,542,283             $ 6,894,501
                                                                                       ==============          ==============

 The accompanying notes are an integral part of these condensed balance sheets.

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                         For the Period from
                                                               For the nine months ended                       Inception
                                                                        July 31,                          (November 5, 1982)
                                                          ---------------------------------------                 to
                                                                2001                 2000                     July 31, 2001
                                                          ------------------  -------------------   ------------------------------
REVENUE                                                       $ 939,133          $ 1,190,588                   $  2,458,008

COST OF REVENUE                                                 380,046              616,977                      1,142,788
                                                          ------------------  -------------------   ------------------------------

  Gross profit                                                  559,087              573,611                      1,315,220

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   (including research and development
   expenses of approximately $1,654,000, $1,975,000
   and  $35,860,000, respectively)                            3,443,415            4,222,846                     63,149,978
                                                          ------------------  -------------------   ------------------------------

LOSS FROM AND IMPAIRMENT OF
   INVESTMENT IN JOINT VENTURE                                       -                    -                       1,225,000
                                                          ------------------  -------------------   ------------------------------

INTEREST INCOME                                                  19,805               94,330                     5, 071,137
                                                          ------------------  -------------------   ------------------------------

NET (LOSS)                                                  $(2,864,523)        $ (3,554,905)                  $(57,988,621)
                                                          ==================  ===================   ==============================

NET (LOSS) PER SHARE OF COMMON STOCK:
Basic and Diluted                                           $     (0.04)        $      (0.06)                  $      (1.19)
                                                          ==================  ===================   ==============================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted                                            64,078,349           61,984,822                     48,824,903
                                                          ==================  ===================   ==============================


The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                  For the three months ended
                                                                                           July 31,
                                                                     -----------------------------------------------------
                                                                               2001                       2000
                                                                     -------------------------  --------------------------
REVENUE                                                                    $   515,828                $   492,196

COST OF REVENUE                                                                211,580                    225,398
                                                                     -------------------------  --------------------------

  Gross profit                                                                 304,248                    266,798

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   (including research and development
   expenses of approximately $539,000 and $645,000,
   respectively)
                                                                             1,260,143                  1,283,006
                                                                     -------------------------  --------------------------

LOSS FROM AND IMPAIRMENT OF
   INVESTMENT IN JOINT VENTURE                                                       -                          -
                                                                     -------------------------  --------------------------

INTEREST INCOME                                                                  9,588                     42,352
                                                                     -------------------------  --------------------------

NET (LOSS)                                                                $   (946,307)              $   (973,856)
                                                                     =========================  ==========================

NET (LOSS) PER SHARE OF COMMON STOCK: Basic and Diluted
                                                                          $      (0.01)              $      (0.02)
                                                                     =========================  ==========================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: Basic and Diluted
                                                                            65,009,379                 63,074,654
                                                                     =========================  ==========================


The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982)
                       THROUGH July 31, 2001 (UNAUDITED)

                                                                                                                Deficit Accumulated
                                                                                                                     During the
                                                                 Common Stock              Additional Paid-in       Development
                                                           Shares           Par Value            Capital               Stage
                                                        -------------------------------    -------------------  -------------------
BALANCE, Inception (November 5, 1982)                          -               $ -           $         -            $      -

Sale of common stock, at par, to incorporators
  on November 8, 1982                                       1,470,000             14,700               -                   -

Sale of common stock, at $.10 per share,
  primarily to officers and employees from
  November 9, 1982 to November 30, 1982                       390,000              3,900            35,100                 -

Sale of common stock, at $2 per share, in
  private offering from  January 24, 1983 to
  March 28, 1983                                              250,000              2,500           497,500                 -

Sale of common stock, at $10 per share, in
  public offering on October 6, 1983, net of
  underwriting discounts of $1 per share                      690,000              6,900         6,203,100                 -

Sale of 60,000 warrants to representative of
  underwriters, at $.001 each, in conjunction
  with public offering                                        -                    -                    60                 -

Costs incurred in conjunction with private
  and public offerings                                        -                    -              (362,030)                -

Common stock issued, at $12 per share, upon
  exercise of 57,200 warrants from February
  5, 1985 to October 16, 1985, net of
  registration costs                                           57,200                572           630,845                 -

Proceeds from sales of common stock by
  individuals from January 29, 1985 to October 4,
  1985 under agreements with the Company, net of
  costs incurred by the Company                               -                   -                298,745                 -

Restatement as of October 31, 1985 for
  three-for-one stock split                                 5,714,400             57,144           (57,144)                -

Common stock issued, at $4 per share, upon
  exercise of 2,800 warrants in December 1985                   8,400                 84            33,516                 -

Sale of common stock, at market, to officers on
  January 9, 1987 and April 22, 1987 and to
  members of their immediate families on July
  28, 1987                                                     67,350                674           861,726                 -

Restatement as of July 31, 1987 for five-for-four
  stock split                                               2,161,735             21,617           (21,617)                -

Fractional share payments in conjunction with
  five-for-four stock split                                   -                  -                  (1,345)                -

Sale of common stock, at market, to members of
  officers' immediate families from September 10,
  1987 to December 4, 1990 and to officers on
  October 29, 1987 and February 26, 1989                      628,040              6,280         6,124,031                 -

                                                                     Continued

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982)
                       THROUGH July 31, 2001 (UNAUDITED)

                                    Continued

                                                                                                                Deficit Accumulated
                                                                                                                     During the
                                                                 Common Stock              Additional Paid-in       Development
                                                           Shares           Par Value            Capital               Stage
                                                        -------------------------------    -------------------  -------------------
Sale of common stock, at market, to senior level
  personnel on February 26, 1989                             29,850                299            499,689               -

Sale of common stock, at market, to unrelated party
  on  February 26, 1989 amended on March 10, 1989            35,820                358            599,627               -

Restatement as of January 31, 1991 for
  two-for-one stock split                                11,502,795            115,028           (115,028)              -

Sale of common stock, at market, to members of
  officers' immediate families from April 26, 1991 to
  October 27, 1992                                          261,453              2,615           2,788,311              -

Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates from September 1993 through March 1996              579,800              5,798           2,651,462              -

Common stock issued upon exercise of stock options
  from December 16, 1992 to June 12, 1996                 4,535,340             45,353          28,197,223              -

Restatement as of June 17, 1996 for two-for-one stock
  split                                                  28,382,183            283,822            (283,822)             -

Common stock issued upon exercise of warrants by
  members of officers' immediate families on various
  dates in July and October, 1996, and March 1997           206,610              2,066           1,062,167              -

Common stock issued upon purchase of equipment              15,000                 150              74,850              -
Common stock issued upon exercise of stock options
  from July 1996 to October 1999  under stock
  incentive plans, net of registration costs              1,771,400             17,714           4,414,412              -

Sale of common stock, at market, to a related party
  and other unrelated parties in April and
  September, 1999                                        1,300,000             13,000            1,461,500              -

Stock options granted to consultants                      -                   -                    461,900              -

Common stock issued upon exercise of stock options
  from November 1999 to April 2000 under stock
  inventive plans
                                                          2,267,400             22,674           3,003,050              -
Sale of common stock, at market, to unrelated
  parties in  January and March 2000, net of
  listing fees                                              616,500              6,165             794,420              -

                                                                     Continued

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982)
                       THROUGH July 31, 2001 (UNAUDITED)

                                    Continued

                                                                                                                Deficit Accumulated
                                                                                                                     During the
                                                                 Common Stock              Additional Paid-in       Development
                                                           Shares           Par Value            Capital               Stage
                                                        -------------------------------    -------------------  -------------------
Common stock issued upon exercise of warrants
   in May 2000                                                143,250           1,432              198,604                 -
Net (loss) for the period from inception (November
   5, 1982) to October 31, 2000                                  -               -                    -             (55,124,098)
                                                        --------------   -------------  --------------------  ---------------------
BALANCE, October 31, 2000                                  63,084,526         630,845            60,050,852         (55,124,098)
Stock options granted to consultants                             -               -                  132,508                -

Common stock issued upon exercise of stock options
   from January 2001 to May 2001 under stock
   incentive plans, net of registration costs               1,457,034         14,571                805,189                -

Issuance of stock to consultants for services rendered        203,095          2,031                 92,969                -

Common Stock issued upon grant of stock awards
  from February 2001 to July 2001 under stock
  incentive plans                                            816,970           8,169                591,854                -
Net (loss) for the nine months ended July 31, 2001              -               -                      -             (2,864,523)
                                                        --------------   -------------  --------------------  ---------------------
BALANCE, July 31, 2001                                    65,561,625        $655,616            $61,673,372        $(57,988,621)
                                                        ==============   =============  ====================  =====================




The accompanying notes are an integral part of these condensed statements.

                                COPYTELE, INC.
                         (Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                            For the Period from
                                                               For the nine months ended                         Inception
                                                                        July 31,                             (November 5, 1982)
                                                      -----------------------------------------------                to
                                                             2001                      2000                    July 31, 2001
                                                      ---------------------    ----------------------    --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Payments to suppliers, employees and
  consultants                                             $(2,921,753)               $(4,179,428)                $(64,786,776)
Cash received from customers                                2,882,756                    716,331                    4,064,713
Interest received                                              19,805                    102,299                    5,068,151
                                                      ---------------------    ----------------------    --------------------------
Net cash (used in) operating activities                       (19,192)                (3,360,798)                 (55,653,912)
                                                      ---------------------    ----------------------    --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                           (15,971)                   (23,821)                  (2,070,130)
Disbursements to acquire certificates of
  deposit and marketable securities                               -                      (96,873)                 (13,630,910)
Proceeds from maturities of investments                        96,873                    488,038                   13,630,910
Investment made in Joint Venture                                  -                         -                      (1,225,000)
                                                      ---------------------    ----------------------    --------------------------
Net cash provided by (used in) investing
  activities                                                   80,902                    367,344                   (3,295,130)
                                                      ---------------------    ----------------------    --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and
  warrants, net of underwriting discounts
  of $690,000 related to initial public
  offering in October 1983                                        -                         -                      17,647,369
Proceeds from exercise of stock options
  and warrants, net of registration costs                     819,759                  3,225,760                   41,106,732
Proceeds from sales of common stock in private
  placements, net                                                 -                      800,585                    2,275,085
Proceeds from sales of common stock by
  individuals under agreements with the
  Company, net of disbursements made by the
  Company                                                         -                         -                         298,745
Disbursements made in conjunction with sales
  of stock                                                        -                         -                        (362,030)
Fractional share payments in conjunction with
  stock split                                                     -                         -                          (1,345)
                                                      ---------------------    ----------------------    --------------------------
Net cash provided by financing activities                     819,759                  4,026,345                   60,964,556
                                                      ---------------------    ----------------------    --------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          881,469                  1,032,891                    2,015,514

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,134,045                  1,587,830                         -
                                                      ---------------------    ----------------------    --------------------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $ 2,015,514                 $2,620,721                   $2,015,514
                                                      =====================    ======================    ==========================

                                                                     Continued

                                 COPYTELE, INC.
                         (Development Stage Enterprise)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                    Continued

                                                                                                            For the Period from
                                                               For the nine months ended                         Inception
                                                                        July 31,                             (November 5, 1982)
                                                      -----------------------------------------------                to
                                                             2001                      2000                    July 31, 2001
                                                      ---------------------    ----------------------    --------------------------
RECONCILIATION OF NET (LOSS) TO
NET CASH USED IN OPERATING ACTIVITIES:

Net loss                                                  $(2,864,523)               $(3,554,905)                $(57,988,621)
Loss from Joint Venture                                          -                          -                       1,139,828
Stock option compensation to consultants                      132,508                    210,650                      594,408
Stock issued to consultants for services rendered              95,000                       -                          95,000
Stock awards granted to employees and consultants             600,023                                                 600,023
Provision for doubtful accounts                               123,500                       -                         198,900
Depreciation and amortization                                 156,511                    199,903                    2,060,985
Loss from disposition of assets                                  -                        30,000                       30,050
Impairment of investment in Joint Venture                        -                          -                          85,172
Impairment of amounts due from Joint
  Venture                                                        -                          -                       1,407,461
Change in operating assets and liabilities:
  Accounts receivable                                        (223,044)                  (454,658)                    (893,295)
  Inventories                                                 149,441                   (329,672)                  (4,619,844)
  Prepaid expenses and other current assets                  (158,767)                    17,638                   (1,081,200)
  Long term amount due from Joint Venture                        -                          -                      (1,407,461)
  Other assets                                                105,145                      1,723                      136,149
  Accounts payable and accrued liabilities                   (301,653)                   518,523                    1,821,866
  Deferred revenue                                          2,166,667                       -                       2,166,667
                                                      ---------------------    ----------------------    --------------------------
Net cash (used) in operating activities                      $(19,192)               $(3,360,798)                $(55,653,912)
                                                      =====================    ======================    ==========================

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING ACTIVITIES:
  Non-cash increase in other assets resulting
  from a barter transaction including the
  exchange of certain inventory for commercial
  trade credits                                          $       -                   $      -                    $  3,000,000
                                                      =====================    ======================    ==========================


The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.

                         (Development Stage Enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            July 31, 2001 (UNAUDITED)


(1) Nature and Development of Business and Other Disclosures

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

On June 13, 2001, the Company entered into a Joint Cooperation Agreement for Field Emission Displays (the "Futaba Agreement") with Futaba Corporation ("Futaba") for the purpose of jointly developing and commercializing a full-color video display utilizing the Company's field emission display technology. The Company received the initial payment provided for by the Futaba Agreement of $2,500,000 for the first phase ("Phase I") of development of a prototype for a 320 x 240 pixel, 5-inch diagonal display in June 2001. During the first phase of the Futaba Agreement, which is contractually defined as a one-year period, the Company will be primarily responsible for developing prototypes of the display and providing the required fabrication, to enable Futaba to utilize its know-how and production facilities for the mass production of the display. The Futaba Agreement further provides for negotiations between the parties during the first six months of the Futaba Agreement regarding potential additional compensation to the Company for use of the Company's technology developed prior to the Futaba Agreement, which may include the payment of royalties based on sales of products by Futaba. As part of the Futaba Agreement, both parties would have the exclusive right to produce products, with Futaba having the exclusive right to sell the products worldwide, excluding Russia. Any intellectual property developed pursuant to the Futaba Agreement will be jointly owned by Futaba and the Company. The Futaba Agreement also provides for a term of three years with the terms of the project following the first year being subject to future negotiations between the parties on a yearly basis.

Funding and Management's Plans

Since its inception, the Company has met its liquidity and capital expenditure needs primarily through the proceeds from sales of its common stock in its initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options.

In June 2001, the Company received the initial payment of $2,500,000 under the Futaba Agreement. During the nine-month period ended July 31, 2001, the Company's operating activities used approximately $19,000 in cash, after giving effect to receipt of the Futaba payment. As of July 31, 2001, working capital included approximately $2,016,000 of cash, $694,000 of accounts receivable, $1,620,000 of inventory, $219,000 of prepaid expenses and other current assets and approximately $1,035,000 of accounts payable and accrued liabilities, and $2,167,000 of deferred revenue. The Company believes that its existing cash and receivables, cash flows from future sales of encryption products and other potential sources of cash flows, including the Futaba Agreement, will be sufficient to enable it to continue in operation until at least the end of the third quarter of fiscal 2002, after giving effect to certain reductions in operating expenses, as necessary.

The Company is seeking to improve its liquidity through increased sales or license of its products and technology. The Company may also seek to improve its liquidity through sales of its common stock and additional exercise of stock options and warrants. There can be no assurance that any of these plans will materialize.

The Company has had limited sales of products to its dealers, distributors and end-users since its inception, and during the nine and three-month periods ended July 31, 2001, has recognized revenue from product sales of approximately $606,000 and $182,000, respectively. During the three-month period ended July 31, 2001, the Company recognized revenue of approximately $333,000 in connection with the Futaba Agreement. There can be no assurance that the Company will generate significant revenues in the future (through sales or otherwise) to improve its liquidity, that the Company will receive additional payments under the Futaba Agreement, that the Company will have sufficient revenues to generate a profit, that the Company will be able to expand its current distributor/dealer network, that production capabilities will be adequate, or that other products will not be produced by other companies that will render the products of the Company obsolete.

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

The National Association of Securities Dealers, Inc. requires that the Company maintain a minimum of $4,000,000 of net tangible assets to maintain its Nasdaq National Market listing. The Company anticipates that it will seek additional sources of funding, when necessary, to satisfy such requirements or for other purposes. There can be no assurance that such funding, if required, will be obtained. The Company's estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and certain senior level personnel, will continue.

NASDAQ also requires that the Company maintain a minimum closing bid price of $1.00 for continued listing. If at any time the bid price for the Company's common stock falls below $1.00 per share for a period of thirty consecutive business days, NASDAQ has the right to delist the Company's stock if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. On June 28, 2001, the Company received a NASDAQ Staff Determination that it failed to comply with the minimum bid price requirements for continued listing and that its securities are, therefore, subject to delisting from NASDAQ. The Company requested and received a hearing before a NASDAQ Listings Qualifications Panel to review the Staff Determination. The Company has not received a response from the Panel with respect to its request for continued listing. During the appeal process, the Company's securities will remain listed on NASDAQ. If the Company's stock were delisted, the delisting could have an adverse affect on the price of its common stock and could adversely affect the liquidity of the shares held by its stockholders. The closing bid price for the Company's common stock on September 7, 2001 was $0.43.

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

Furthermore, management believes its other assets, which consist principally of commercial trade barter credits (See Note 2 - Barter Transaction), will be realized through future usage, and accordingly are properly valued as of July 31, 2001 after giving effect to a current period charge of approximately $100,000. The Company took this charge after it determined, through its examination, that it was more likely than not that the Company would not realize the first-year value of its commercial trade credits in accordance with its original utilization plan. The Company will assess that utilization plan on a quarterly basis.


Product Development

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

Basis of Presentation

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information contained herein is for the nine and three-month periods ended July 31, 2001 and 2000, and for the period from inception (November 5, 1982) to July 31, 2001. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

The results of operations for interim periods may not necessarily reflect the annual operations of the Company. Reference is made to the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000, for more extensive disclosures than contained in these condensed financial statements.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," or other specific authoritative literature, as applicable, as follows:

           Product Sales

           Revenues from product sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;
           (iii) the Company's price to the buyer is fixed or determinable; and
           (iv) collectibility is reasonably assured.

           Collaborative Agreements

           Revenue from the Futaba Agreement is being recognized ratably over Phase I (See Organization and Development of Business, above) based upon the Company's compliance with the requirements of Phase I. Deferred revenue will be recognized ratably into revenue over the remainder of Phase I.

Other Assets

Other assets consists primarily of a barter credit asset, which will be realized by the Company through future redemption of barter credits to be applied towards advertising and purchase discounts (See Realizability of Assets, above, and Note 2 - Barter Transaction).

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

(2) Barter Transaction

In August 2000, the Company entered into a nonmonetary barter transaction whereby $3,000,000 of certain inventory was sold in exchange for an equal value of commercial trade barter credits. The Company determined the fair value of the exchanged inventory based on management's quarterly evaluation of the net realizable value of all items in inventory. In accordance with Accounting Principles Board ("APB") No. 29, "Accounting for Nonmonetary Transactions," the Company recognized no gain or loss on the transaction as it is management's opinion that this exchange was effected at fair market value. These trade credits ($2,851,000 as of July 31, 2001, after giving effect to a $100,000 charge; See Note 1 - Organization and Development of Business --Realizability of Assets), which are recorded as other assets on the accompanying balance sheet, may be redeemed to reduce the cost of advertising as well as other products and services.

The commercial trade barter credits, which can be utilized as cash or purchase discounts on future advertising and commercial business products, do not have an explicit contractual expiration date and can be used at the Company's discretion for any of the products and services covered under the barter arrangement, but will require significant funding in order to be fully realized by the Company.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," measurement of an impairment loss for the Company's long-lived assets is based on the fair value of the specific asset. With respect to the barter credit asset, the Company continually evaluates fair value based upon estimates of its expected undiscounted future cash flows. The utilization of the commercial trade credits included in the carrying value of the barter asset is dependent upon the success of the Company's future operations and its ability to fund advertising or product expenditures. Based on this evaluation, management believes that the net carrying value of this asset is properly stated as of July 31, 2001.

(3) Shareholders' Equity

Stock Incentive Plans

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

Options granted to non-employee consultants are accounted for using the fair value method required by SFAS No. 123. Compensation expense for consultants recognized in the nine month periods ended July 31, 2001 and 2000 and the period from inception (November 5, 1982) to July 31, 2001 was approximately $133,000, $211,000 and $594,000, respectively, and in the three-month periods ended July 31, 2001 and 2000 was approximately $30,000 and $76,000, respectively, which was measured at the vesting date upon the Company's determination of performance commitment achievement in accordance with Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and is included in selling, general and administrative expenses for the periods.

During the nine-month period ended July 31, 2001, options to purchase 2,535,000 shares and stock awards for the issuance of 816,970 shares were granted, and options to purchase 1,457,034 shares were exercised. As of July 31, 2001, stock options to purchase 13,894,546 shares were outstanding, of which stock options to purchase 13,869,546 shares were exercisable. During the period from July 1, 2001 through September 7, 2001, options to purchase 60,000 shares and stock awards for the issuance of 251,125 shares were granted.

Warrants

As of July 31, 2001, warrants to purchase 1,373,250 shares of common stock were outstanding and exercisable.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward-Looking Statements

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve known and unknown risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in "General Risks and Uncertainties" below and Note 1 to Condensed Financial Statements.


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


RESULTS OF OPERATIONS

Nine months ended July 31, 2001 compared with nine months ended July 31, 2000

Revenue -

Revenue decreased by approximately $252,000, or 21%, to approximately $939,000 in the nine months ended July 31, 2001, compared with approximately $1,191,000 in the comparable prior-year period.

Revenue from product sales decreased by approximately $585,000, to approximately $606,000, as compared with approximately $1,190,000 in the prior year. This decrease in product sales is a result of a decrease in SCS-700 system sales of approximately $259,000 and a decrease in sales of other encryption products of approximately $326,000. Revenue in the nine-month period ended July 31, 2001 related to the Futaba Agreement, which was entered into in June 2001, was approximately $333,000 and partially offset the decrease in product sales.

Gross Profit-

Gross profit decreased by approximately $15,000 in the nine months ended July 31, 2001 to approximately $559,000, compared to approximately $574,000 in the comparable prior-year period. Gross profit as a percentage of sales increased to approximately 60% in the nine months ended July 31, 2001, compared to approximately 48% in the comparable prior-year period. The increase in gross profit as a percentage of revenue resulted primarily from the mix of encryption products sold and from revenue related to the Futaba Agreement.

Selling, General and Administrative Expenses-

Selling, general and administrative expenses decreased approximately $780,000, or 18%, to approximately $3,443,000 for the nine-month period ended July 31, 2001, from approximately $4,223,000 for the comparable prior year period.

The decrease in selling, general and administrative expenses for the nine-month period ended July 31, 2001, compared with the prior-year period is primarily a result of effective cost-cutting measures, specifically a reduction in engineering supplies of approximately $322,000, a reduction in advertising and related expenses of approximately $260,000, a reduction in patent-related costs of approximately $133,000, a reduction of the cost of facilities due to a consolidation of operating locations of approximately $71,000, and a reduction in employee compensation and related costs of approximately $58,000, offset by a provision for doubtful accounts of approximately $124,000 and a charge of $100,000 related to commercial trade credits.

Research and Development Expenses-

Research and development expenses, which are included in selling, general and administrative expenses, decreased approximately $321,000 to $1,654,000 for the nine months ended July 31, 2001, from approximately $1,975,000 for the comparable prior-year period. The decrease in research and development expenses is primarily a result of a reduction in engineering supplies and patent related costs.

Interest Income-

Interest income decreased by approximately $74,000 to approximately $20,000 in the nine-month period ended July 31, 2001 as compared to approximately $94,000 in the comparable period in the prior-year, primarily as a result of a reduction in average funds available for investment.

Three months ended July 31, 2001 compared with three months ended July 31, 2000

Revenue -

Revenue increased by approximately $24,000, or 5%, to approximately $516,000 in the three months ended July 31, 2001, compared with approximately $492,000 in the comparable prior-year period.

Revenue from product sales decreased by approximately $310,000, to approximately $182,000, as compared with approximately $492,000 in the prior year, as a result of a decrease in the number of encryption units sold. Revenue in the three-month period ended July 31, 2001 related to the Futaba Agreement, which was entered into in June 2001, was approximately $333,000.

Gross Profit-

Gross profit increased by approximately $37,000 in the three months ended July 31, 2001 to approximately $304,000, compared to approximately $267,000 in the comparable prior-year period. Gross profit as a percentage of sales increased to approximately 59% in the three months ended July 31, 2001, compared to approximately 54% in the comparable prior-year period. The increase in gross profit as a percentage of revenue resulted primarily from the mix of encryption products being sold and from revenue related to the Futaba Agreement.

Selling, General and Administrative Expenses-

Selling, general and administrative expenses decreased approximately $23,000, or 2%, to approximately $1,260,000 for the three months ended July 31, 2001 from approximately $1,283,000 for the comparable prior-year period.

The decrease in selling, general and administrative expenses for the three months ended July 31, 2001, compared with the prior-year period is primarily a result of effective cost-cutting measures, specifically a reduction in advertising and related costs of approximately $157,000, and a reduction in patent-related costs of approximately $48,000, offset by a provision for doubtful accounts of approximately $124,000 and a charge of $100,000 related to commercial trade credits.

Research and Development Expenses-

Research and development expenses, which are included in selling, general and administrative expenses, were approximately $539,000 and $645,000 for the three-month periods ended July 31, 2001 and 2000, respectively. The decrease in research and development expenses of approximately $106,000 is primarily the result of a reduction in patent related costs and a reduction in outside research and development.

Interest Income-

Interest income decreased by approximately $32,000 to approximately $10,000 in the three months ended July 31, 2001 as compared to approximately $42,000 in the comparable period in the prior-year, primarily as a result of a reduction in average funds available for investment.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have met our liquidity and capital expenditure needs primarily from the proceeds of sales of our common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options pursuant to our 1987 and 1993 stock option plans and, 2000 share incentive plan (the "1987 Plan," the "1993 Plan," and the "2000 Share Plan," respectively).

In June 2001, we received the initial payment provided for by the Futaba Agreement of $2,500,000 for the first phase of development of a prototype for a 320 x 240 pixel, 5-inch diagonal display having numerous advanced features, including wide viewing angle, low power consumption, high-resolution, and ultra-bright screen. See Note 1 to Condensed Financial Statements - "Organization and Development of Business." The technology being utilized is based on the more than three-year joint development that we funded in our previously disclosed relationship with Volga Svet Limited, a Russian display company. We plan to continue to utilize Volga's assistance in the development work under the Futaba Agreement and will fund Volga in accordance with the existing relationship.

Working capital decreased by approximately $972,000 from approximately $2,319,000 at October 31, 2000 to approximately $1,347,000 at July 31, 2001, as a result of the decrease in inventories, the increase in deferred revenue, offset by the increase in accounts receivable, the increase in prepaid expenses and other current assets and the decrease in accounts payable and accrued liabilities. Cash and marketable securities increased by approximately $785,000 from approximately $1,231,000 at October 31, 2000 to approximately $2,016,000 at July 31, 2001, as a result of proceeds received in connection with the Futaba Agreement, offset by funds used for operations. Prepaid expenses increased by approximately $159,000 as a result of the timing of payments of prepaid items. Accounts receivable increased by approximately $99,000 as a result of the timing of collections. Accounts payable decreased by approximately $221,000 and accrued liabilities decreased by approximately $81,000, primarily as a result of the decrease in operating expenses.

During the nine months ended July 31, 2001 our operations used approximately $19,000 in cash, after giving effect to receipt of the Futaba payment. As of July 31, 2001, working capital included approximately $2,016,000 of cash,

$694,000 of accounts receivable, $1,620,000 of inventory, $219,000 of prepaid expenses and other current assets and approximately $1,035,000 of accounts payable and accrued liabilities and $2,167,000 of deferred revenue. We believe that existing cash and receivables, cash flows from future sales of encryption products and other potential sources of cash flows, including the Futaba Agreement, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2002, after giving effect to certain reductions in operating expenses, as necessary. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. Our ability to fund continuing operations may depend in part upon the availability of financing from our Chairman of the Board, our President, and an outside Director, as described below. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that we will receive additional payments under the Futaba Agreement, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

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

We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international office equipment distributors and dealers. During the nine months ended July 31, 2001, we have recognized revenues from product sales of approximately $606,000 and revenues in connection with the Futaba Agreement of approximately $333,000. We are hopeful, although we can give you no assurance, that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity.

The Nasdaq Stock Market ("NASDAQ") requires that we maintain a minimum of $4,000,000 of net tangible assets to maintain our Nasdaq National Market listing. If our stock were delisted, the delisting could potentially have an adverse effect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. Our net tangible assets as of July 31, 2001 were approximately $4,340,000. We anticipate that we may require additional funds to maintain NASDAQ's net tangible assets requirement. We can give you no assurance that we will be able to generate adequate funds from operations or that funds will be available to us from equity financings. We also can offer no assurance that, if available, we will be able to obtain such funds on favorable terms and conditions.

NASDAQ also requires that we maintain a minimum closing bid price of $1.00 for continued listing. If at any time the bid price for our common stock falls below $1.00 per share for a period of thirty consecutive business days, NASDAQ has the right to delist our stock if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. On June 28, 2001, we received a NASDAQ Staff Determination that we failed to comply with the minimum bid price requirements for continued listing and that our securities are, therefore, subject to delisting from NASDAQ. We requested and received a hearing before a NASDAQ Listings Qualifications Panel to review the Staff Determination. We have not received a response from the Panel with respect to our request for continued listing. During the appeal process, our securities will remain listed on NASDAQ. As we note above, if our stock were delisted, the delisting could have an adverse affect on the price of our common stock and could adversely affect the liquidity of the shares held by our stockholders. The closing bid price for our common stock on September 7, 2001 was $0.43.

Management has recorded our inventory at its current best estimate of net realizable value, which is based upon the historic and future selling prices of the USS-900, DSS-1000, DCS-1200, UPL-1 and remaining SCS-700s. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below its current carrying value.

Furthermore, management believes its other assets, which consist principally of commercial trade barter credits, will be realized through future usage, and accordingly are properly valued as of July 31, 2001 after giving effect to a current period charge of approximately $100,000. We took this charge after we determined, through our examination, that it was more likely than not that we would not realize the first-year value of our commercial trade credits in accordance with our original utilization plan. We will assess that utilization plan on a quarterly basis.


Our estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue.


GENERAL RISKS AND UNCERTAINTIES

o We have experienced significant net losses and negative cash flows from operations since our inception and they may continue.

We have had net losses and negative cash flows from operations in each year since our inception and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses since our inception in developing our flat panel display and encryption technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to our dealers, distributors and other customers to support our operations from inception through July 31, 2001. We have incurred net losses aggregating approximately $57,989,000 during the same period. Research and development expenses during that period aggregated approximately $35,860,000 and negative cash flows from operations aggregated approximately $55,654,000. We have set forth below our net losses, research and development expenses and negative cash flows from operations for the fiscal years ended October 31, 2000 and 1999, and the nine-month periods ended July 31, 2001 and 2000:

                                                                                          (Unaudited)
                                               Fiscal Years Ended                      Nine Months Ended
                                                  October 31,                               July 31,
                                       -----------------------------------     -----------------------------------
                                             2000              1999                  2001              2000
                                             ----              ----                  ----              ----
Net Loss                               $4,964,173        $8,465,016            $2,864,523        $3,554,905
Research and Development               $2,732,000        $3,163,000            $1,654,000        $1,975,000
Negative Cash Flows From Operations    $4,840,578        $6,117,096            $   19,192        $3,360,798


o We may need additional funding in the near future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders.

We anticipate that we will require additional funding to continue our research and development activities, market our products and satisfy NASDAQ's requirement that we maintain a minimum of $4 million of net tangible assets to maintain our Nasdaq National Market listing, if cash generated from operations is insufficient to satisfy these requirements. Based on reductions in operating expenses that we have made and additional reductions that we may implement, if necessary, we believe that our cash resources, and other potential sources of cash flows (see Note 1 to Condensed Financial Statements - "Organization and Development of Business") will be sufficient to continue in operation until at least the end of the third quarter of fiscal 2002. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. Our ability to fund continuing operations may depend in part upon the availability of financing from our Chairman of the Board, our President and an outside Director who represented to our independent auditors in connection with our annual audit for fiscal year 2000 that it was their intention to provide financing aggregating up to $1.1 million if we require additional cash for our operations during the period ending January 31, 2002, as more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions.

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

NASDAQ requires that we maintain a minimum of $4 million of net tangible assets and a closing bid price of at least $1 per share in order to continue our Nasdaq National Market listing. We have been notified by NASDAQ that we have failed to comply with the minimum bid price requirements for continued listing and that our securities are, therefore, subject to delisting from NASDAQ. We requested and received a hearing before a NASDAQ Listing Qualification Panel to review this decision. We have not received a response from the Panel with respect to our request for continued listing. During the appeal process, our securities will remain listed on NASDAQ. If our stock were delisted, it could have an adverse affect on the market price of our common stock and the liquidity of our shares. As of July 31, 2001, our net tangible assets were approximately $4,340,000. The closing bid price of our common stock on September 7, 2001 was $0.43.

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In July 2001, the Company issued 200,000 shares of Common Stock in partial payment for services rendered by a consulting firm, which were valued on the basis of the closing price of the Company's common stock on the date issued. The shares of Common Stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, relative to sales by an issuer not involving a public offering.


Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on August 16, 2001, six directors were elected and the amendment to the CopyTele, Inc. 2000 Share Incentive Plan was approved. In addition, the selection of Arthur Andersen LLP, independent public accountants, to audit the financial statements of the Company for the fiscal year ending October 31, 2001 was ratified. The following is a tabulation of the voting with respect to the foregoing matters:

  (a) Election  of  Directors  -

             Nominee                      For                        Withheld
             -------                      ---                        --------

      Denis A. Krusos                   57,731,425                   1,766,333
      Frank J.  DiSanto                 57,750,509                   1,747,249
      Henry P. Herms                    58,401,393                   1,096,365
      George  P.  Larounis              58,072,709                   1,425,049
      Lewis H. Titterton                58,427,093                   1,070,665
      Anthony Bowers                    58,423,561                   1,074,197


  (b) Approval of the amendment to the CopyTele, Inc. 2000 Share Incentive Plan:

                For                   Against                      Abstain
                ---                   -------                      -------

              17,435,527              6,582,683                     201,722


  (c) Ratification of selection of Arthur Andersen LLP as independent auditors for the fiscal year ending October 31, 2001:

                For                   Against                     Abstain
                ---                   -------                     -------

              58,767,831              431,325                     298,602

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.1 - Amendment No. 1 to the CopyTele, Inc. 2000 Share Incentive Plan

         (b)      Reports on Form 8-K

                  The Company filed a Report on Form 8-K, dated June 13, 2001, which included a copy of a Press Release issued by the Company on the same date.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CopyTele, Inc.

                                 By: DENIS A. KRUSOS
                                     --------------------------------------
                                     Denis A. Krusos
                                     Chairman of the Board,
                                     Chief Executive Officer
September 14, 2001                   (Principal Executive Officer)


                                 By:
                                     --------------------------------------
                                     Frank J. DiSanto
September 14, 2001                   President


                                 By: HENRY P. HERMS
                                     --------------------------------------
                                     Henry P. Herms
                                     Vice President - Finance and
                                     Chief Financial Officer  (Principal
September 14, 2001                   Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                               Description
-----------    ---------------------------------------------------------------

  10.1         Amendment No. 1 to the CopyTele, Inc. 2000 Share Incentive Plan