Form 10-K
period 2001-10-31
COPYTELE INC
filed 2002-01-29
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 0-11254

                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    11-2622630
--------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation orOrganization)

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

          Title of Each Class                    Name of Each Exchange
                                                  on Which Registered
--------------------------------------------------------------------------------
                NONE                                     NONE

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

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of January 22, 2002, computed by reference to the closing sale price of the registrant's Common Stock on the NASDAQ National Market System on such date ($0.55): $34,182,968.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [_]

On January 22, 2002, the registrant had outstanding 67,231,825 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
================================================================================

                                     PART I
                                     ------

Item 1.           Business.
                  ---------

Forward-Looking Statements
--------------------------

                  Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, some of which are beyond our control, that could cause actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under the heading "General Risks and Uncertainties" below. Except as required by law, we undertake no obligation to update forward-looking statements made in this Annual Report on Form 10-K or otherwise.

Overview
--------

                  CopyTele, Inc. is a development-stage enterprise. Our principal activities include the development, production and marketing of a line of multi-functional, hardware-based, peripheral digital encryption devices. Our encryption devices provide high-grade information security to accommodate cellular, satellite, digital and ordinary telephone lines for voice, fax and data encryption. They are available with either the high-grade strength of the Harris Corporation digital cryptographic chip - the Citadel(TM) CCX - or the Triple DES algorithm to provide high-grade encryption.

                  We are continuing our research and development activities for additional encryption products and for flat-panel display technologies, including our thin-film video color display (Field Emission Display or FED) and our ultra-high resolution charged particle E-Paper(TM) flat-panel display. On June 13, 2001, we entered into a three-year Joint Cooperation Agreement for Field Emission Displays (the Futaba Agreement) with Futaba Corporation for the purpose of jointly developing and commercializing a full-color video display utilizing our field emission display technology. Futaba was our largest source of revenues for the fiscal year ended 2001, generating 57% of our total revenues.

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

                  We have had net losses and negative cash flows from operations in each year since our inception and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses since our inception in developing our flat-panel display and encryption technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to our dealers, distributors and other customers to support our operations from inception through October 31, 2001. We have incurred net losses aggregating approximately $58,696,000 during the same period. Research and development expenses during that period aggregated approximately $36,531,000 and negative cash flows from operations aggregated approximately $56,353,000.

                  We have set forth below our net losses, research and development expenses, and negative cash flows from operations for the three fiscal years ended October 31, 2001:

                                                                 Fiscal Years Ended October 31,
                                                                 -------------------------------
                                                            1999               2000              2001
                                                            ----               ----              ----
Net Loss............................................. $8,465,016         $4,964,173         $     3,571,957
Research and Development............................. $3,163,000         $2,732,000         $     2,325,000
Negative Cash Flows From Operations.................. $6,117,096         $4,840,578         $       717,845

We may need additional funding in the near future, which may not be available on acceptable terms and may result in dilution to our stockholders.

                  We anticipate that we will require additional funding to continue our research and development activities, market our products and satisfy the Nasdaq Stock Market, or NASDAQ, continued-listing equity standard (see below), if cash generated from operations is insufficient to satisfy these requirements. Based on reductions in operating expenses that we have made, we believe that our cash resources, including cash received from November 1, 2001 to January 22, 2002, and other potential sources of cash flows, primarily sales of our products and payments under the Futaba Agreement, will be sufficient to continue operations until at least the end of the first quarter of fiscal 2003. We anticipate that, thereafter, we may continue to require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. Our projections of future cash needs and cash flows, however, may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions.

We may not generate sufficient revenues to support our operations in the future or to generate profits.

                  We are principally engaged in jointly developing with Futaba a full-color video display and in the production and marketing of hardware-based peripheral digital encryption systems. Our encryption products are only in their initial stages of commercial production and marketing. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

                  o our ability to jointly develop with Futaba a full-color video display that can be successfully marketed;

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

                  o our ability to successfully develop our new products under development;

                  o        rapidly changing consumer preferences; and

                  o the possible development of competitive products that could render our products obsolete or unmarketable.

We are dependent upon a few key executives and the loss of their services could adversely affect us.

                  Our Chief Executive Officer, Denis A. Krusos, and our President, Frank J. DiSanto, founded our company in 1982 and are engaged in the management and operations of our business, including all aspects of our development, production and marketing of our products and flat-panel display technology. Messrs. Krusos and DiSanto, and other senior executives, are important to our future business and financial arrangements. The loss of the service of any such persons may have a material adverse effect on our business and prospects.

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

                  In order to continue our NASDAQ National Market listing, NASDAQ requires that we maintain a minimum closing bid price of at least $1 per share and a minimum of $4,000,000 of net tangible assets, pursuant to an exception to a recently enacted requirement that we maintain a minimum of $10,000,000 of stockholders equity. We have until November 1, 2002 to gain compliance with the $10,000,000 equity listing standard. As of October 31, 2001, our net tangible assets and stockholders equity were each approximately $4,167,000. The closing bid price of our common stock on January 22, 2002, was $ 0.54, and it has been below $1 since February 12, 2001. If the closing bid price of our common stock remains below $1 for 30 consecutive trading days following January 2, 2002, which is the expiration date of a recent NASDAQ moratorium, we would be afforded a 90 calendar-day grace period to regain compliance. If we were unable to regain compliance during that grace period, we could request a hearing, which is usually held within 45 days, during which time our common stock would remain listed on the NASDAQ National Market. As a result of that hearing, our common stock could be delisted from the NASDAQ National Market and, possibly, transferred to the NASDAQ SmallCap Market. If our stock were delisted from the NASDAQ National Market, it could have an adverse effect on the market price of our common stock and the liquidity of our shares.

Products
--------

         Encryption Products
         -------------------

                  We are producing and marketing a line of high-grade, hardware-based encryption products that provide security for voice, fax, and data transmissions utilizing cellular, satellite, digital and analog communication media. Our encryption technology products encode information through a complex mathematical formula called an algorithm. The algorithm requires a secret "key" to both encrypt and decrypt information. Only the secret key that is used to encrypt the information can be used to decrypt the information. Our products automatically generate new secret keys electronically with each call. When communicating encrypted information over a communications media, all of our products are compatible with each other and generally are required at both the sending and receiving end.

                  The features common to all our products are as follows:

                  o Simple, one button operation. Secure communication is indicated by a blinking red light becoming solid red.

                  o Every session uses a new secret encryption key to both encrypt and decrypt information.

                  o All units use a hardware random number generator as part of the secret key system.

                  o Encryption from point-to-point communication utilizing one of our products at each end.

                  o Export approval received from the U.S. Department of Commerce using the Citadel(TM) CCX from Harris Corporation or Triple DES algorithm and a minimum 128-bit encryption key length.

                  o        Small, lightweight, and enclosed in a plastic case.

                  o        Low power consumption.

                  Our line of encryption products is as follows:

         DCS-1200
         --------

                  The DCS-1200 is a compact, portable, digital cellular/satellite encryption device for voice and data. It may be installed with a RS232 port for digital cellular and satellite phones to provide encrypted voice and data file transfer or with both digital and analog desktop telephone. The additional features and capabilities of this product include the following:

                  o        Battery or AC powered.

                  o Keypad for dialing a data connection through a cell or satellite phone's RS232 port.

                  o Two RS232 ports, one for the phone and one for computer file operations.

                  o Rechargeable lithium ion battery with an internal charger.

                  o        Encrypts voice and data in the same phone call.

                  o Encrypts local files for privacy or for secure e-mail attachment transmission.

                  o Encrypts e-mail addresses to guard against the spread of viruses.

                  o Connects between the handset and the base of digital PBX telephones.

                  o        Communication speeds from 2400 to 9600 BPS.

                  o        Headset provided for private discrete communication.

                  o Small, portable device, weighing approximately 9 ounces and with dimensions of 6" deep x 4.38" wide x 1.38" high.

         DCS-1400
         --------

                  The DCS-1400 is a compact, portable, digital cellular/satellite encryption device for secure voice communication. The additional features and capabilities of this product include the following:

                  o As a voice-only solution, the DCS-1400 has one RS232 port for connection through a cell or satellite phone's data port.

                  o        Battery or AC powered.

                  o Smaller than a typical cell phone, weighing approximately 3 ounces with dimensions of 5" deep x 2.2" wide x .4" high.

                  o Keypad for dialing a data connection through a cell or satellite phone's RS232 port.

                  o Encrypts local files for privacy or for secure e-mail attachments.

                  o Encrypts e-mail addresses to guard against the spread of viruses.

                  o Rechargeable lithium ion battery with an internal charger.

                  o        Communication speeds from 2400 to 9600 BPS.

                  o        Headset provided for private discrete communication.

         STS-1500
         --------

                  The STS-1500 is a secure teleconferencing system that can be customized for specific applications. This device utilizes a combination of DCS-1200, DCS-1400 and USS-900 equipment for use in remote locations, together with a teleconferencing bridge at the hub. The additional features and capabilities of this system include the following:

                  o Provides fully encrypted voice communication from remote locations to a central teleconferencing center.

                  o Remote users can speak to hub participants as well as each other over fully encrypted links.

                  o Complete point-to-point secure conversations can be easily established.

                  o Can be used to encrypt voice calls made to cellular, satellite, digital and analog telephones.

                  o Secures simultaneous voice encryption with up to 12 participants.

                  o Easy to install and operate and prevents third-party intervention.

         USS-900
         -------

                  The USS-900 is a voice, data and fax desktop encryption product that is designed to operate on analog telephone lines. This device also operates over suitable voice, terrestrial and satellite links. The additional features of this product include the following:

                  o Encrypts e-mail addresses to guard against the spread of viruses.

                  o Encrypts any computer file as an e-mail attachment that can be sent over the Internet or an ordinary telephone line.

                  o Interfaces with virtually any analog telephone, allowing easy encryption of voice communication.

                  o Interfaces with virtually any analog fax machine attended or unattended, ensuring cryptographic communication of information.

                  o Interfaces with a computer, ensuring cryptographic communication of information between computers.

                  o Interfaces with virtually any computer with the utilization of a self-contained CD ROM, to encrypt and decrypt computer files with the use of a single device. The encrypted files can be stored on the computer, on networks or on the Internet.

                  o Interfaces with a telephone and computer to allow secure simultaneous voice communication and point-to-point file transfer (SVD) over ordinary analog telephone lines with transmission rates of 2,400 to 33,600 BPS.

                  o Interfaces with multiple telephone lines to provide multi-person encrypted communications over ordinary telephone lines.

                  o Interfaces with telephones, fax machines and computers to perform secure and encrypted voice, fax and point-to-point data communication on the same phone call.

                  o Small, compact device weighing approximately 9 ounces and with dimensions of 6" deep x 4.38" wide x 1.38" high.

         DSS-1000
         --------

                  The DSS-100 is a digital encryption device that can perform all the functions of the USS-900, except for facsimile transmission and SVD, over digital or analog telephone lines, via satellite or via the Internet. The DSS-1000 has the additional ability to interface with a telephone handset of a digital phone to secure voice and data information over digital lines at transmission rates of 9,600 BPS. The DSS-1000 has the same size, weight and major components of the USS-900. The unit is also portable and has low power consumption.

         ULP-1
         -----

                  The ULP-1 is a hardware-based encryption Personal Computer Memory Card International Association, or PCMCIA, card that plugs into notebook or laptop computers. The ULP-1 is the size of a credit card and operates as an encryption/decryption key to protect data files and e-mail attachments. The ULP-1 also guards against the spread of viruses by encrypting e-mail addresses. The ULP-1 can easily be removed when not in use, as a result of which the encrypted data in the computer files cannot be decrypted and read by an unauthorized person.

New Technologies Under Development
----------------------------------

         Encryption Technology
         ---------------------

                  We are continually engaged in the development of additional capabilities for our current product lines as well as the development of new products to meet current and anticipated customer applications. We are making software modifications to all our products in order to accommodate the Citadel(TM) CCX, Triple DES, or the new Advanced Encryption Standard, or AES, algorithms. We also are developing additional software for the ULP-1 to accommodate the requirements of several companies that are evaluating the product for possible distribution. The new software would add features such as safeguarding laptop computers by preventing them from powering up unless the ULP-1 is inserted, and automating the encryption/decryption process to simplify its use. In addition, we are evaluating the ability of the DCS-1200 and the DCS-1400 to encrypt mobile devices that combine a Personal Data Assistant, or PDA, and a mobile phone.

         Flat-Panel Display Technology
         -----------------------------

                  During 2001, we continued to pursue our efforts to develop new technologies for color and video flat-panel displays.

         Thin Film Video Color Display (Field Emission Display)
         ------------------------------------------------------

                  We entered into the Futaba Agreement for the purpose of jointly developing and commercializing a full-color video display utilizing our field emission display, or FED, technology. Futaba is a high-technology company located in Mobara, Japan, which has been a major supplier, for more than 30 years, of vacuum fluorescent displays and modules used in automobiles, microwave ovens, audio-visual products and point-of-sale terminals.

                  We started the FED program with Futaba in June, 2001, and Futaba has paid us $2.5 million as the initial payment for the first phase of development of a prototype for a 320 x 240 pixel, 5-inch diagonal display having numerous advanced features, including wide viewing angle, low power consumption, high-resolution, and ultra-bright screen. Our ultimate goal is to use this technology to develop and produce a variety of FEDs that can be mass produced and marketed by Futaba for both consumer and industrial applications.

                  For the first year of the Futaba Agreement, we are primarily responsible for developing prototypes of the display and providing the required fabrication, to enable Futaba to utilize its know-how and production facilities for the mass production of the display. The Futaba Agreement further provides for negotiations between the parties regarding additional compensation to us for the use of our technology developed prior to entering into the Futaba Agreement, which may include the payment of royalties based on sales of products by Futaba. In January 2002, Futaba paid us an additional $3 million as partial compensation for the use of this technology. As part of the Futaba Agreement, both parties would have the exclusive right to produce products, with Futaba having the exclusive right to sell the products worldwide, excluding Russia. Under the Futaba agreement, any intellectual property developed during the term of the agreement will be jointly owned or cross-licensed by Futaba and us. The term of the Futaba Agreement is three years from June 13, 2001, with the terms of the project following the first year being subject to future negotiations between the parties on an annual basis. For additional information with respect to the Futaba Agreement, we refer you to Exhibits 10.12 and 10.13 of this Annual Report on Form 10-K.

                  The technology being utilized in the FED Program is based on the more than four year joint development program with Volga Svet Ltd., a Russian display company. We are continuing to utilize Volga's assistance in the development work under the Futaba Agreement and to fund Volga in accordance with the amendment to the joint cooperation agreement with Volga entered into on May 10, 2001 (the Volga Agreement). The Volga Agreement provides, among other things, for the joint development of a prototype of a full-color display having the specifications set forth in the Futaba Agreement. The term of the Volga Agreement is three years from May 10, 2001, with the terms of the project following the first year being subject to future negotiations between the parties on an annual basis. We have agreed to pay Volga the sum of $180,000 per quarter for its development work during the 12-month period commencing June 22, 2001, of which $540,000 had been paid as of January 22, 2002. As part of the Volga Agreement, we and Futaba have the exclusive right to produce products based upon the technology covered by that agreement, with Futaba having the exclusive right to sell the products worldwide, excluding Russia, where Volga has sales rights. Volga is required to grant us licenses for background technology, and for technology developed under the Volga Agreement, upon the payment of amounts to be negotiated between the parties, which may include the payment of royalties based on sales of products resulting from the development activities under the Volga Agreement. We entered into a letter agreement with Volga, effective as of February 1, 2002, pursuant to which we will make payments to Volga totaling $750,000 in connection with the $3 million we received from Futaba in January 2002. The sum of $750,000 is payable in installments over a five-month period ending in June 2002. The funds to be received by Volga are required to be used primarily for research and development and for purchasing facilities and production areas for FED technology. For additional information with respect to the Volga Agreement, we refer you to Exhibits 10.14 and 10.15 of this Annual Report on Form 10-K.

                  As part of this development program, we have demonstrated the feasibility of the basic proprietary FED design. We have developed a simplified design that we believe has the potential for a low cost and reliable fabrication process. We achieved this development in cooperation with Volga primarily utilizing Volga's facilities located in Saratov, Russia. The display design has color and video capability with the three primary colors of red, green, and blue controlled by a proprietary matrix driving system. As part of the Futaba Agreement, we are in the process of providing information to Futaba to enable Futaba to reproduce the technology at its facilities in Japan. We cannot give you any assurance, however, that we will be able to successfully develop this technology or that we will be able to apply this technology to commercially marketable products.

                  E-Paper(TM) Flat-Panel Display
                  ------------------------------

                  The technology utilized in the E-Paper(TM) ultra-high resolution display that we previously developed is being further developed for possible application for mobile devices. The E-Paper(TM) characteristics of low power consumption, flicker-free, wide angle viewing and high contrast are desirable features for mobile devices. The original E-Paper(TM) display was primarily designed for ultra-high picture quality, but required separate illumination. It was able to display information like a printed page, one at a time. We believe it is desirable to add features for mobile devices so that displayed information can be continuously updated and use only ambient light. The new design we are attempting to develop would incorporate the individual control of the pixels to allow continuous updating of displayed information, have a high contrast to allow viewing under normal ambient light and, due to a simplified structure, would result in lower manufacturing cost. The basic design consists of two glass substrates that contain our proprietary black and white charged particles in a clear suspension. The viewing substrate is a clear glass so that individual black or white pixels are displayed to form a high contrast image. The original design had a structure in the viewing side substrate that reduced the contrast and thus required a lighting system. In the new design, a simplified pixel control structure is located on the non-viewing substrate.

                  In order to further develop this technology, we are attempting to optimize the ability of the flat panel to simultaneously control black and white particles having approximately equal densities that are suspended in a clear suspension without aglomorating. The suspension being developed is also being conformed to the chip driver's capability in order to control individual pixels at required higher speeds. We cannot give you any assurance, however, that we will be able to develop a commercially marketable display of this type.

Production
----------

                  Our encryption products consist of a printed circuit board populated with electronic components and connectors enclosed in a plastic case. We design all the hardware, software, packaging and operating manuals for our products. The three main electronic components, the Citadel(TM) CCX encryption chip or hardware key generator chip, a digital signal processor, vocoder, and modems, are contained on a printed circuit board. We are currently using several U.S.-based electronics-production contractors to procure the printed circuit boards and mount the associated electronics components on the circuit board. We currently use approximately a dozen primary component and printed circuit-board suppliers and two production assembly contractors. Given normal lead times, we anticipate having a readily available supply of all electronics components that we require for assembling our encryption products.

                  Our production contractors produce and visually inspect the completed circuit boards. We perform final assembly, including installation of the software, by enclosing the completed printed circuit boards into the product enclosure and performing functionality testing of all units at our premises at Melville, New York prior to shipment to our customers. We test our finished products using internally developed product assurance testing procedures. We are currently producing our complete line of products, including the newly developed DCS-1400, which is in the production stage.

Marketing
---------

                  The recent terrorist attacks on the United States have heightened the interest in communication security by corporations and governments. We believe that this interest will result in creating a stronger demand for our encryption products in the coming years. We also believe that our high grade, hardware based point-to-point encryption solutions provide a higher grade of security than many existing software solutions.

                  We are continuing to focus our marketing efforts on selling our encryption products to selected distributors, dealers and original equipment manufacturers who have marketing capabilities in the commercial and governmental encryption fields. We currently have a sales and marketing office consisting of five full-time employees who work principally on a salaried basis and devote their efforts to sales and support activities, and 14 consultants.

                  Worldwide, we presently have 25 dealers and distributors and two original equipment manufacturers who market our encryption products on a non-exclusive basis. The dealers and distributors generally are parties to one-year renewable agreements that do not contain significant minimum purchase requirements. These dealers and distributors, along with our internal marketing group, have sold and marketed our encryption products to multinational corporations, U.S. and foreign governments, and local and federal law enforcement agencies.

                  We are using the DCS-1400, DCS-1200 and the STS-1500 as lead products to satisfy the security requirements for cellular and satellite voice and data encryption and for secure voice teleconferencing. We believe that most organizations are aware that security is an issue when utilizing these communications media and, as a result, we have has been able to obtain access to their security directors for evaluation of our products.

                  Now that we have developed and are marketing a broad line of security products, we are devoting our efforts to selling our products to major telecommunications companies as well as major computer manufacturers and distributors that are seeking to complement their product lines. Also, we are introducing our products to organizations who would not only use our products as part of their security solutions but would also install our products with businesses with which they communicate on a regular basis.

                  We continue to provide training and technical support to our customers and to our distributors and dealers. During the last year our encryption products were displayed at six major security and electronic trade shows.

Competition
-----------

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

                  There are several other companies that sell hardware and/or software encryption products. We believe, however, that the technology contained in our products and the size and features of the units distinguish them from the products being sold by our competitors. The encryption security market is likely to be characterized by rapid advances in technology and the continuing introduction of new products that could render our products obsolete or non-competitive. We cannot give you any assurance that we will be able to compete successfully in the market for our encryption products.

Patents
-------

                  We have received patents from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2020. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. These patents are related to the design, structure and method of construction of the E-Paper(TM) flat-panel display, methods of operating the display, particle generation, applications using the E-Paper(TM) flat-panel display, and for our solid state and thin film video color display.

                  We have also filed or are planning to file patent applications for our optical encryption system, our FED and simplified E-Paper(TM) flat-panel display technologies currently under development, and for our DCS-1400, DCS-1200, DSS-1500, USS-900, DSS-1000 and ULP-1 encryption technologies.

                  We cannot assure you that patents will be issued for any of our pending applications. In addition, we cannot assure you that any patents held or obtained will sufficiently protect us against our competitors. We are not aware that any of our encryption products are infringing upon the patents of others. We cannot assure you, however, that other products developed by us, if any, will not infringe upon the patents of others, or that we will not have to obtain licenses under the patents of others, although we are not aware of any such infringement at this time.

                  We believe that the foregoing patents are significant to our future operations.

Research and Development
------------------------

                  Research and development expenses, which have comprised a significant portion of our selling, general and administrative expenses since our inception, were approximately $2,325,000, $2,732,000, $3,163,000, and
$36,531,000 for the fiscal years ended October 31, 2001, 2000, 1999 and for the period from November 5, 1982 (inception) through October 31, 2001, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our Financial Statements.

Employees and Consultants
-------------------------

                  We had 28 full-time employees and 22 consultants as of December 31, 2001. Twenty-five of these individuals, including our Chairman of the Board and our President, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Fourteen individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us. None of our employees is represented by a labor organization or union.

Item 2.           Properties.
                  -----------

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

Item 3.           Legal Proceedings.
                  ------------------

                  We are not a party to any pending legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ---------------------------------------------------

                  No matters were submitted by us to a vote of our shareholders during the fourth quarter of our fiscal year ended October 31, 2001.

Executive Officers of the Company
---------------------------------

                  Our only executive officers are Denis A. Krusos, Frank J. DiSanto, and Henry P. Herms. The information required to be furnished with respect to these executive officers is set forth in Item 10 of Part III of this Annual Report on Form 10-K and is incorporated herein by reference.

                                     PART II
                                     -------

Item 5.           Market for the Registrant's Common Equity and
                  ---------------------------------------------
                  Related Stockholder Matters.
                  ----------------------------

                  Our common stock has been traded on the NASDAQ National Market, the automated quotation system of the National Association of Securities Dealers, Inc., or NASD, under the symbol "COPY," since October 6, 1983, the date public trading of our common stock commenced. The high and low sales prices as reported by the NASDAQ National Market for each quarterly fiscal period during our fiscal years ended October 31, 2000 and 2001 have been as follows:

-------------------------------------------------------------------------------
             Fiscal Period                   High                   Low
-------------------------------------------------------------------------------
            1st quarter 2000                $1.81                  $0.72
            2nd quarter 2000                 4.16                   1.06
            3rd quarter 2000                 3.25                   1.13
            4th quarter 2000                 2.25                   0.97
-------------------------------------------------------------------------------
            1st quarter 2001                 1.31                   0.66
            2nd quarter 2001                 1.03                   0.44
            3rd quarter 2001                 0.96                   0.42
            4th quarter 2001                $0.62                  $0.35
-------------------------------------------------------------------------------

As of January 22, 2002, the approximate number of record holders of our common stock was 1,381 and the closing price of our common stock was $0.55 per share.

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

                                 ----------------------------------------------------------------------------------------
                                                                                                      For the period
                                                                                                     from November 5,
                                          As of and for the fiscal year ended October 31,            1982 (inception)
                                                                                                          through
                                                                                                     October 31, 2001
                                 -------------------------------------------------------------------
                                      2001         2000         1999         1998         1997
-------------------------------------------------------------------------------------------------------------------------
Revenues
   Product sales, net               $732,435    $1,471,998     $46,877       $     -      $     -         $2,251,310
   Collaborative agreement          958,333          -            -                -            -          958,333
                                 ----------------------------------------------------------------------------------------
      Total revenues               1,690,768    $1,471,998     46,877              -            -          3,209,643
-------------------------------------------------------------------------------------------------------------------------
Gross Profit                          993,129      746,560      9,573              -            -          1,749,262
-------------------------------------------------------------------------------------------------------------------------
Selling, General and
Administrative Expenses             4,597,365     5,831,712    8,284,717       7,231,557    6,378,368      64,303,928
-------------------------------------------------------------------------------------------------------------------------
Loss from and Impairment of
Investment in Joint Venture             -             -         345,947         377,219      335,391        1,225,000
-------------------------------------------------------------------------------------------------------------------------
Interest Income                       32,279       120,979      156,075         472,822      913,184        5,083,611
-------------------------------------------------------------------------------------------------------------------------
Net (Loss)                         (3,571,957)   (4,964,173)  (8,465,016)    (7,135,954)  (5,800,575)    (58,696,055)
-------------------------------------------------------------------------------------------------------------------------
Net (Loss) Per Share of  Common
Stock - Basic and Diluted (a)        ($.06)       ($.08)       ($.14)          ($.12)       ($.10)           ($1.18)
-------------------------------------------------------------------------------------------------------------------------
Total Assets                        6,562,403     6,894,501    7,239,544     13,334,972   19,988,207           -
-------------------------------------------------------------------------------------------------------------------------
Long Term Obligations                      -             -            -           -           -                -
-------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                4,166,526     5,557,599    6,284,777      11,860,913   18,779,142          -
-------------------------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                   -             -            -           -            -               -
of Common Stock
-------------------------------------------------------------------------------------------------------------------------

--------------------
                           (a) Adjusted for three-for-one stock split declared
                  in October, 1985, five-for-four stock split declared in August, 1987, two-for-one stock split declared in February, 1991 and two-for-one stock split declared in May, 1996.

Item 7.           Management's Discussion and Analysis of Financial
                  -------------------------------------------------
                  Condition and Results of Operations.
                  ------------------------------------

Forward-Looking Statements

                  Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends,"

"plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under the heading "General Risks and Uncertainties."

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

                  Our line of encryption products presently includes the USS-900, the DSS-1000, the DCS-1200, the DCS-1400, the STS-1500 and the ULP-1. Our encryption products are available with either the high-grade strength of the Harris digital cryptographic chip - the Citadel (TM) CCX - or the Triple DES algorithm to provide high-grade encryption. Triple DES, which is used by many U.S. government agencies, is an algorithm available in the public domain that has been incorporated into our software.

                  We are continuing our research and development activities for additional encryption products and for flat-panel display technologies, including our thin-film video color display, or FED, and our ultra-high resolution charged particle E-Paper(TM) flat-panel display. On June 13, 2001, we entered into the Futaba Agreement for the purpose of jointly developing and commercializing a full-color video display utilizing our field emission display technology (See "Business - New Technologies Under Development"). We cannot assure you, however, that our efforts in these areas will be successful (See "Business -- General Risks and Uncertainties").

                  We are currently using several U.S.-based electronic production contractors to produce the components for our encryption devices. (See "Business - Production"). We sell our products primarily through a distributor/dealer network and also to end-users. (See "Business-- Marketing").

                  During fiscal 2000, we discontinued production of our Magicom(R) 2000 telecommunications product and our SCS-700 encryption product, which combined the Magicom(R) 2000 with an encryption device. We are continuing sales of our remaining inventory of the SCS-700.

                  In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Financial Statements and the notes thereto.

Results of Operations
---------------------

Fiscal Year Ended October 31, 2001 Compared to Fiscal Year Ended October 31,
----------------------------------------------------------------------------
2000
----

         Product Sales

                  Revenues. Product sales, net of sales returns, for fiscal 2001 decreased to approximately $732,000 from approximately $1,472,000 in fiscal 2000. The decrease in product sales is due to lower unit sales.

                  Gross Profit. Gross profit from product sales decreased in fiscal 2001 to approximately $409,000 compared to approximately $747,000 in fiscal 2000. Gross profit as a percentage of revenues increased to approximately 56% in fiscal 2001 compared to approximately 51% in fiscal 2000. The increase in gross profit as a percentage of revenues resulted primarily from the mix of products sold.

         Collaborative Agreement

                  Revenues. Revenues for fiscal 2001 related to the Futaba Agreement, which was entered into in June 2001, were approximately $958,000. There were no such collaborative agreements that generated revenues prior to fiscal 2001.

                  Gross Profit. Gross profit was approximately $584,000 in fiscal 2001, or 61% as a percentage of revenues.

         Selling, General and Administrative Expenses

                  Selling, general and administrative expenses decreased by approximately $1,235,000 or 21% to approximately $4,597,000 for the fiscal year ended October 31, 2001 from approximately $5,832,000 for the fiscal year ended October 31, 2000.

                  The fiscal 2001 decrease in selling, general and administrative expenses, compared with fiscal 2000, is primarily a result of effective cost-cutting measures, specifically a reduction in engineering supplies of approximately $513,000, a reduction in advertising and related expenses of approximately $390,000, a reduction in patent-related costs of approximately $195,000, a reduction in depreciation expense of approximately $95,000, and a reduction of the cost of facilities due to a consolidation of operating locations of approximately $58,000, offset by an increase in the provision for doubtful accounts of approximately $197,000 and a charge of $100,000 related to commercial trade credits.

         Research and Development Expenses

                  Research and development expenses, which are included in selling, general and administrative expenses, decreased approximately $321,000 to $2,325,000 for the fiscal year ended October 31, 2001, from approximately $2,732,000 for the comparable prior-year period. The decrease in research and development expenses is primarily a result of a reduction in engineering supplies and patent related costs, offset by an increase in employee compensation and related costs and outside research and development charges.

         Interest Income

                  Interest income decreased by approximately $89,000 to approximately $32,000 in fiscal 2001 as compared to approximately $121,000 in fiscal 2000, primarily as a result of a reduction in average funds available for investment and then prevailing interest rates.

Fiscal Year Ended October 31, 2000 Compared to Fiscal Year Ended October 31,
----------------------------------------------------------------------------
1999
----

         Product Sales

                  Revenues. We commenced recognizing product sales in the fourth quarter of fiscal 1999. Product sales for fiscal 2000 increased to approximately $1,472,000 from approximately $47,000 in fiscal 1999.

                  Gross Profit. Gross profit from product sales increased in fiscal 2000 to approximately $747,000, or 51% as a percentage of revenues, compared to approximately $10,000 in fiscal 1999.

         Selling, General and Administrative Expenses

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

         Research and Development Expenses

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

         Loss from and Impairment of Investment in Joint Venture

                  During fiscal 2000 the Joint Venture terminated operations and is now in the process of being liquidated. Additional investments in the Joint Venture during fiscal 2000 were not material to our operations and were expensed to selling, general and administrative expenses.

         Interest Income

                  Interest income decreased by approximately $35,000 to approximately $121,000 in fiscal 2000 as compared to approximately $156,000 in fiscal 1999, primarily as a result of a reduction in average funds available for investment.

Liquidity and Capital Resources
-------------------------------

                  Since our inception, we have met our liquidity and capital expenditure needs primarily from the proceeds of sales of our common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options pursuant to our 1987 and 1993 stock option plans and 2000 stock incentive plan.

                  In June 2001, we received the initial payment provided for by the Futaba Agreement of $2,500,000 for the first phase of development of a prototype for a 320 x 240 pixel, 5-inch diagonal display having numerous advanced features, including wide viewing angle, low power consumption, high-resolution, and ultra-bright screen. The Futaba Agreement further provides for negotiations between the parties regarding additional compensation to us for the use of our technology developed prior to entering into the Futaba Agreement, which may include the payment of royalties based on sales of products by Futaba. In January 2002, Futaba paid us an additional $3 million as partial compensation for the use of this technology. (See "Business - Flat-Panel Display Technology") The technology being utilized is based on our joint development program with Volga. We are continuing to utilize Volga's assistance in the development work under the Futaba Agreement and to fund Volga in accordance with the Volga Agreement. We have agreed to pay Volga the sum of $180,000 per quarter for its development work during the first year of the Volga Agreement, of which $540,000 had been paid as of January 22, 2001. Volga is required to grant us licenses for background technology, and for technology developed under the Volga Agreement, upon the payment of amounts to be negotiated between the parties, which may include the payment of royalties based on sales of products resulting from the development activities under the Volga Agreement. (See "Business - Flat-Panel Display Technology"). We entered into a letter agreement with Volga, effective as of February 1, 2002, pursuant to which we will make payments to Volga totaling $750,000 in connection with the $3 million we received from Futaba in January 2002. The sum of $750,000 is payable in installments over a five-month period ending in June 2002. The funds to be received by Volga are required to be used primarily for research and development and for purchasing facilities and production areas for FED technology.

                  Working capital decreased by approximately $1,135,000 from approximately $2,319,000 at October 31, 2000 to approximately $1,184,000 at October 31, 2001, as a result of the decrease in accounts receivable, the decrease in inventories and the increase in deferred revenue, offset by the increase in prepaid expenses and other current assets, and the decrease in accounts payable and accrued liabilities. Cash and marketable securities increased by approximately $86,000 from approximately $1,231,000 at October 31, 2000 to approximately $1,317,000 at October 31, 2001, as a result of proceeds received in connection with the Futaba Agreement, offset by funds used for operations. Accounts receivable decreased by approximately $58,000 as a result of the timing of collections. Prepaid expenses and other assets increased by approximately $76,000 as a result of the timing of payments of prepaid items. Accounts payable and accrued liabilities decreased by approximately $483,000, primarily as a result of the decrease in operating expenses and the timing of payments.

                  Our operations used approximately $718,000 in cash during fiscal 2001, after giving effect to receipt of the Futaba payment. As of October 31, 2001, working capital included approximately $1,317,000 of cash, $536,000 of net accounts receivable, $1,589,000 of inventory, $137,000 of prepaid expenses and other current assets and approximately $854,000 of accounts payable and accrued liabilities and $1,542,000 of deferred revenue. We believe that existing cash and receivables, cash flows from future sales of encryption products and other potential sources of cash flows, including payments under the Futaba Agreement, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2003. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that we will receive additional payments under the Futaba Agreement, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

                  We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers who market our encryption products on a non-exclusive basis. During fiscal 2001, we have recognized revenues from product sales of approximately $732,000 and revenues in connection with the Futaba Agreement of approximately $958,000. We are hopeful, although we can give you no assurance, that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity.

                  Management has recorded our inventory at the lower of cost or its current best estimate of net realizable value, which is based upon the historic and future selling prices of our encryption products and remaining SCS-700s. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below its current carrying value.

                  Furthermore, management believes its other assets, which consist principally of commercial trade barter credits, will be realized through future usage, and accordingly are properly valued as of October 31, 2001 based on our current plan of utilization after giving effect to a charge of approximately $100,000 during the quarter ended July 31, 2001. We took this charge after we determined, through our examination, that it was more likely than not that we would not realize the first-year value of our commercial trade credits in accordance with our original utilization plan. We will continue to assess that utilization plan on a quarterly basis.

                  Our estimated funding capacity indicated above assumes, although there is no assurance, that the waiver of salary and pension benefits by the Chairman of the Board, the President and senior level personnel will continue.

                  In order to continue our NASDAQ National Market listing, NASDAQ requires that we maintain a minimum closing bid price of at least $1 per share and a minimum of $4,000,000 of net tangible assets, pursuant to an exception to a recently enacted requirement that we maintain a minimum of $10,000,000 of stockholders equity. We have until November 1, 2002 to gain compliance with the $10,000,000 equity listing standard. As of October 31, 2001, our net tangible assets and stockholders equity were each approximately $4,167,000. The closing bid price of our common stock on January 22, 2002, was $ 0.54, and it has been below $1 since February 12, 2001. If the closing bid price of our common stock remains below $1 for 30 consecutive trading days following January 2, 2002, which is the expiration date of a recent NASDAQ moratorium, we would be afforded a 90 calendar-day grace period to regain compliance. If we were unable to regain compliance during that grace period, we could request a hearing, which is usually held within 45 days, during which time our common stock would remain listed on the NASDAQ National Market. As a result of that hearing, our common stock could be delisted from the NASDAQ National Market and, possibly, transferred to the NASDAQ SmallCap Market. If our stock were delisted from the NASDAQ National Market, it could have an adverse effect on the market price of our common stock and the liquidity of our shares.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.
                  -----------------------------------------------------------

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

Item 8.           Financial Statements and Supplementary Data.
                  --------------------------------------------

                  See accompanying "Index to Financial Statements."

Item 9.           Changes in and Disagreements With Accountants on Accounting
                  -----------------------------------------------------------
                  and Financial Disclosure.
                  -------------------------

                  None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.
                  --------------------------------------------------

                  The following table sets forth certain information with respect to all of our directors and executive officers:

-----------------------------------------------------------------------------------------------------------
                                                                                         Director and/or
           Name                      Position with the Company and               Age    Executive Officer
                                          Principal Occupation                                Since
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos           Director, Chairman of the Board and Chief              74           1982
                          Executive Officer
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto          Director and President                                 77           1982
-----------------------------------------------------------------------------------------------------------
Henry P. Herms            Director, Chief Financial Officer and Vice             56           2000
                          President - Finance
-----------------------------------------------------------------------------------------------------------
George P. Larounis        Director                                               73           1997
-----------------------------------------------------------------------------------------------------------
Lewis H. Titterton        Director                                               56           1999
-----------------------------------------------------------------------------------------------------------
Anthony Bowers            Director                                               44           2000
-----------------------------------------------------------------------------------------------------------

                  Mr. Krusos has served as one of our Directors and as our Chairman of the Board and Chief Executive Officer since November 1982. He holds an M.S.E.E. degree from Newark College of Engineering, a B.E.E. degree from City College of New York and a J.D. degree from St. John's University, and is a member of the New York bar.

                  Mr. DiSanto has served as one of our Directors and as our President since November 1982. He holds a B.E.E. degree from Polytechnic Institute of Brooklyn and an M.E.E. degree from New York University.

                  Mr. Herms has served as our Chief Financial Officer and Vice President - Finance since November 2000 and as one of our Directors since August 2001. Prior to joining us, Mr. Herms was employed by takeoutmusic.com Holding Corp. as Chief Financial Officer, from May 2000 to November 2000. Prior to that, for approximately 12 years, Mr. Herms was a Principal, Director and Chief Financial Officer of a group of affiliated, privately held companies operating under the Ultratan trade name. Mr. Herms was also our Chief Financial Officer from 1982 to 1987. He is also a former audit manager with the firm of Arthur Andersen LLP and a CPA. He holds a B.B.A. degree from Adelphi University.

                  Mr. Larounis has served as one of our Directors since September 1997, prior to which he served as a consultant to us. Mr. Larounis is currently retired. From 1960 to 1993, he held numerous positions as a senior international executive of The Bendix Corporation and Allied Signal Inc., which is now known as Honeywell International, Inc. He has also served on the Boards of Directors of numerous affiliates of Allied Signal in Europe, Asia and

Australia. He holds a B.E.E. degree from the University of Michigan and a J.D. degree from New York University.

                  Mr. Titterton has served as one of our Directors since July 1999. Mr. Titterton is currently Chief Executive Officer of NYMED, Inc., a diversified health services company. His background is in high technology with an emphasis on health care and he has been with NYMED, Inc. since 1989. Mr. Titterton founded MedE America, Inc. in 1986 and was Chief Executive Officer of Management and Planning Services, Inc. from 1978 to 1986. He holds a M.B.A. degree from the State University of New York at Albany, and a B.A. degree from Cornell University.

                  Mr. Bowers has served as one of our Directors since July 2000, prior to which he served as a consultant to us. He has been a Partner of OTA Limited Partnership, a broker-dealer headquartered in Purchase, New York, since 1997. He is responsible for marketing OTA's research to institutional investors. Mr. Bowers was Director - Institutional Sales at Bear, Stearns International Limited from 1994 to 1996 and Director - Institutional Sales at Goldman, Sachs International from 1986 to 1994, each of which were in London, England. From 1979 to 1982, Mr. Bowers was Manager - Investor Relations for American Express Company in New York. Mr. Bowers holds a B.A. degree from Amherst College and a M.B.A. degree from the Wharton School of Business.

Item 11.          Executive Compensation.
                  -----------------------

                  Messrs. Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director, Frank J. DiSanto, President and Director, and Henry P. Herms, Chief Financial Officer, Vice President - Finance and Director, are our executive officers. While there are no formal agreements, Denis A. Krusos and Frank J. DiSanto waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1, 1985. As a result, Mr. Krusos received no salary or bonus during the last three fiscal years. No executive officer received an annual salary and bonus in excess of $100,000 during the fiscal year ended October 31, 2001. The following is compensation information regarding Mr. Krusos for the fiscal years ended October 31, 2001, 2000 and 1999:

----------------------------------------------------------------------------------------------------------------------

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                  Name and                       Fiscal            Annual                    Long-Term
             Principal Position                   Year         Compensation              Compensation Awards
             ------------------                  Ended         ------------              -------------------
                                                 -----
                                                                                        Securities Underlying
                                                                                             Options (#)
----------------------------------------------------------------------------------------------------------------------
Denis A. Krusos,                                10/31/01              -                           500,000
Chairman of the Board,                          10/31/00              -                           250,000
Chief Executive Officer and Director            10/31/99              -                            50,000
----------------------------------------------------------------------------------------------------------------------

                  The following is information regarding stock options granted to Mr. Krusos pursuant to the 2000 Share Incentive Plan, during the fiscal year ended October 31, 2001:

----------------------------------------------------------------------------------------------------------------------
                        OPTION GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------
                                Individual Grants                                    Potential Realizable Value at
                                                                                     Assumed Annual Rates of Stock
                                                                                  Price Appreciation for Option Term
----------------------------------------------------------------------------------------------------------------------
                                       Percent of
                      Number of       Total Options
                     Securities        Granted to       Exercise
                  nderlying Options   Employees in       Price       Expiration
      Name           Granted (#)       Fiscal Year     ($/Share)        Date           5% ($)           10% ($)
----------------------------------------------------------------------------------------------------------------------
Denis A. Krusos      250,000 (1)          5.98%        $0.688 (2)      1/1/11         $108,170          $274,124
                     250,000 (1)          5.98%        $0.400 (2)      9/19/11         $62,889          $159,374
----------------------------------------------------------------------------------------------------------------------

                  (1) Options granted pursuant to the 2000 Share Incentive Plan, which are exercisable in whole or in part commencing six months following the date of grant unless otherwise accelerated. The options are not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options terminate upon termination of employment, except that in the case of death, disability or termination for reasons other than cause, options may be exercised for certain periods of time thereafter as set forth in the 2000 Share Incentive Plan.

                  (2) The exercise price of these options was equal to the fair market value of the underlying common stock on the date of grant. These options are nonqualified options.

                  The following is information regarding stock option exercises during fiscal 2001 by Mr. Krusos and the values of his options as of October 31, 2001:

------------------------------------------------------------------------------------------------------------
                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                           FY-END OPTION/VALUES
============================================================================================================

                    Shares      Value Realized      Number of Securities          Value of Unexercised
                  Acquired on        ($)           Underlying Unexercised       In-the-Money Options at
      Name       Exercise (#)                  Options at Fiscal Year End (#)    Fiscal Year End ($)(1)
                                               -------------------------------------------------------------
                                                 Exercisable   Unexercisable   Exercisable   Unexercisable
============================================================================================================
Denis A. Krusos        -              -           3,326,290       250,000           -              -
------------------------------------------------------------------------------------------------------------

                  (1) Such value was determined by applying the net difference between the last sales price of the stock on October 31, 2001 and the exercise price for the options to the number of unexercised in-the-money options held.

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

Item 12.          Security Ownership of Certain Beneficial Owners
                  -----------------------------------------------
                  and Management.
                  ---------------

                  The following table sets forth certain information with respect to our common stock beneficially owned as of January 22, 2002 by (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and
(c) all directors and executive officers as a group:

-----------------------------------------------------------------------------------------------------------
          Name and Address of Beneficial Owner          Amount and Nature of Beneficial  Percent of Class
                                                                Ownership(1)(2)
===========================================================================================================
Denis A. Krusos                                                    6,800,150                  9.19%
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto                                                   3,897,505                  5.48%
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
Henry P. Herms                                                      250,000                   0.37%
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
George P. Larounis                                                  342,500                   0.51%
900 Walt Whitman Road
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------
Lewis H. Titterton                                                 1,079,600                  1.58%
900 Walt Whitman Road
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------
Anthony Bowers                                                      244,300                   0.36%
900 Walt Whitman Road
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group (6                 12,614,055                 15.80%
persons)
-----------------------------------------------------------------------------------------------------------

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

                  (2) Includes 3,576,290 shares, 3,254,290 shares, 250,000
                  shares, 342,500 shares, 40,000 shares, 70,000 shares and 7,533,080 shares as to which Denis A. Krusos, Frank J. DiSanto, Henry P. Herms, George P. Larounis, Lewis H. Titterton, Anthony Bowers, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Stock Option Plan and the 2000 Share Incentive Plan.

Item 13.          Certain Relationships and Related Transactions.
                  -----------------------------------------------

                  None.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  --------------------------------------------
                  Reports on Form 8-K.
                  --------------------

         (a)(1)(2) Financial Statement Schedules
                   -----------------------------

                  See accompanying "Index to Financial Statements."

         (a)(3)   Executive Compensation Plans and Arrangements
                  ---------------------------------------------

                  Stock Option Plan (1987) (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1987).

                  Amendment to Stock Option Plan (1987) (filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

                  CopyTele, Inc. 1993 Stock Option Plan (filed as Annex A to the Company's Proxy Statement dated June 10, 1993).

                  Amendment No. 1 to CopyTele, Inc. 1993 Stock Option Plan (filed as Exhibit 4(d) to the Company's Form S-8 dated September 6, 1995).

                  Amendment No. 2 to CopyTele, Inc. 1993 Stock Option Plan (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996).

                  CopyTele, Inc. 2000 Share Incentive Plan (filed as Annex A of the Company's Proxy Statement dated June 12, 2000).

                  Amendment No. 1 to CopyTele, Inc. 2000 Share Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001).

         (b)      Reports on Form 8-K
                  -------------------

                  No current report on Form 8-K was filed for the Company during the fourth quarter of its fiscal year ended October 31, 2001.

         (c)      Exhibits
                  --------

                  (a)      3.1      Certificate of Incorporation, as amended.

                  (b)      3.2      By-laws, as amended and restated.

                           3.3      Amendment to By-laws.

                  (c)      10.1     Stock Option Plan, adopted on April 1, 1987
                                    and approved by shareholders on May 27,
                                    1987.

                  (d)      10.2     Amendment to Stock Option Plan, adopted on
                                    March 12, 1990 and approved by shareholders on May 24, 1990.

                  (e)      10.3     CopyTele, Inc. 1993 Stock Option Plan,
                                    adopted on April 28, 1993 and approved by shareholders on July 14, 1993.

                  (f)      10.4     Amendment No. 1 to the CopyTele, Inc. 1993
                                    Stock Option Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995.

                  (g)      10.5     Amendment No. 2 to the CopyTele, Inc. 1993
                                    Stock Option Plan, adopted on May 10, 1996 and approved by shareholders on July 24, 1996.

                  (h)      10.6     Agreement dated March 3, 1999 between Harris
                                    Corporation and CopyTele, Inc.

                  (i)      10.7     Stock Subscription Agreement dated April 27,
                                    1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton.

                  (j)      10.8     Agreement dated July 28, 1999, among
                                    CopyTele, Inc., Harris Corporation and RF
                                    Communications.

                  (k)      10.9     Stock Subscription Agreement dated August
                                    30, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton.

                  (l)      10.10    CopyTele, Inc. 2000 Share Incentive Plan.

                  (m)      10.11    Amendment No. 1 to the CopyTele, Inc. 2000
                                    Share Incentive Plan, adopted on July 6,
                                    2001 and approved by shareholders on August
                                    16, 2001.

                  (n)      10.12    Joint Cooperation Agreement for Field
                                    Emission Displays, dated June 11, 2001, by and between CopyTele, Inc. and Futaba
                                    Corporation.

                  (o)      10.13    Letter Agreement between CopyTele, Inc. and
                                    Futaba Corporation, dated January 11, 2002.

                           10.14 Amendment, dated May 10, 2001, to the Joint Cooperation Agreement between CopyTele, Inc. and Volga Svet Ltd.

                           10.15 Letter Agreement between CopyTele, Inc. and Volga Svet Ltd., dated as of February 1, 2002.

                           23.1     Consent of Arthur Andersen LLP.

                  ---------------------

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

                  (l) Incorporated by reference to Annex A of the Company's Proxy Statement dated June 12, 2000.

                  (m) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 2001.

                  (n) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2001.

                  (o)      Filed herewith.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COPYTELE, INC.

                                    By:  Denis A. Krusos
                                         ------------------------------
                                          Denis A. Krusos
                                          Chairman of the Board and
January 29, 2002                          Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                   By:  Denis A. Krusos
                                        ------------------------------
                                         Denis A. Krusos
                                         Chairman of the Board,
                                         Chief Executive Officer
                                         and Director (Principal Executive
January 29, 2002                         Officer)

                                   By   Frank J. DiSanto
                                        ------------------------------
                                         Frank J. DiSanto
January 29, 2002                         President and Director

                                   By:  Henry P. Herms
                                        ------------------------------
                                         Henry P. Herms
                                         Vice President - Finance,
                                         Chief Financial Officer and
                                         Director (Principal Financial
January 29, 2002                         and Accounting Officer)


                                   By:  George P. Larounis
                                        ----------------------
                                         George P. Larounis
January 29, 2002                         Director

                                   By:  Lewis H. Titterton
                                        ----------------------
                                         Lewis H. Titterton
January 29, 2002                         Director

                                   By:  Anthony Bowers
                                        ------------------------------
                                         Anthony Bowers
January 29, 2002                         Director

COPYTELE, INC.
(Development Stage Enterprise)

INDEX TO FINANCIAL STATEMENTS
OCTOBER 31, 2001

                                                                                                                    Page
                                                                                                                    ----
Report of Independent Public Accountants                                                                            F-1

Balance Sheets as of October 31, 2001 and 2000                                                                      F-2

Statements of Operations for each of the three fiscal years in the period ended October 31, 2001 and for            F-3
the period from inception (November 5, 1982) to October 31, 2001

Statements of Shareholders' Equity for the period from inception (November 5, 1982) to October 31, 1983          F-4 - F-7
and for each of the eighteen fiscal years in the period ended October 31, 2001

Statements of Cash Flows for each of the three fiscal years in the period ended October 31, 2001 and for            F-8
the period from inception (November 5, 1982) to October 31, 2001

Notes to Financial Statements                                                                                    F-9 - F-24

Report of Independent Public Accountants on Schedule                                                                S-1

Schedule of Valuation and Qualifying Accounts                                                                       S-2



Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To CopyTele, Inc.:

We have audited the accompanying balance sheets of CopyTele, Inc. (a Delaware corporation in the development stage - Note 1) as of October 31, 2001 and 2000, the statements of operations for each of the three fiscal years in the period ended October 31, 2001 and for the period from inception (November 5, 1982) to October 31, 2001, the statements of shareholders' equity for the period from inception (November 5, 1982) to October 31, 1983 and for each of the eighteen fiscal years in the period ended October 31, 2001, and the statements of cash flows for each of the three fiscal years in the period ended October 31, 2001 and for the period from inception (November 5, 1982) to October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. as of October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended October 31, 2001 and for the period from inception (November 5, 1982) to October 31, 2001, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Melville, New York
January 24, 2002

COPYTELE, INC.
(Development Stage Enterprise)

BALANCE SHEETS

                                                                                October 31,               October 31,
                                          ASSETS                                   2001                      2000
                                                                            ------------------       ------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                $        1,316,860       $        1,134,045
   Marketable securities, at cost                                                       -                        96,873
   Accounts receivable, net of allowance for doubtful accounts of
      $240,000 and $75,400, respectively                                               536,391                  594,851
   Inventories                                                                       1,589,350                1,769,285
   Prepaid expenses and other current assets                                           136,902                   60,433
                                                                            ------------------       ------------------

                     Total current assets                                            3,579,503                3,655,487

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $2,004,449 and $1,837,946, respectively                             119,487                  270,018

OTHER ASSETS                                                                         2,863,413                2,968,996
                                                                            ------------------       ------------------
                                                                            $        6,562,403       $        6,894,501
                                                                            ==================       ==================

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                         $          816,011       $        1,035,749
   Accrued liabilities                                                                  38,199                  301,153
   Deferred revenue                                                                  1,541,667                       -
                                                                            ------------------       ------------------

                     Total current liabilities                                       2,395,877                1,336,902
                                                                            ------------------       ------------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares
      authorized; no shares issued or outstanding                                       -                         -
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 66,521,100 and 63,084,526 shares issued and
      outstanding, respectively                                                        665,211                  630,845

   Additional paid-in capital                                                       62,197,370               60,050,852
   Deficit accumulated during the development stage                                (58,696,055)             (55,124,098)
                                                                            ------------------       ------------------
                                                                                     4,166,526                5,557,599
                                                                            ------------------       ------------------
                                                                            $        6,562,403       $        6,894,501
                                                                            ==================       ==================


The accompanying notes are an integral part of these balance sheets.

COPYTELE, INC.
(Development Stage Enterprise)

STATEMENTS OF OPERATIONS

                                                                                                              For the Period
                                                                                                              from Inception
                                                                 For the Fiscal Year Ended October 31,      (November 5, 1982)
                                                           -----------------------------------------------          to
                                                                2001             2000            1999        October 31, 2001
                                                           -------------   --------------   -------------   -----------------
 REVENUES
     Product sales, net                                    $     732,435   $    1,471,998   $      46,877       $   2,251,310
     Collaborative agreement (Note 2)                            958,333             -                 -              958,333
                                                           -------------   --------------   -------------   -----------------
                       Total revenue                           1,690,768        1,471,998          46,877           3,209,643

 COST OF REVENUES
     Cost of product sales                                       323,705          725,438          37,304           1,086,447
     Cost of collaborative agreement                             373,934             -               -                373,934
                                                           -------------   --------------   -------------   -----------------
                       Total cost of revenue                     697,639          725,438          37,304           1,460,381

                       Gross profit                              993,129          746,560           9,573           1,749,262
                                                           -------------   --------------   -------------   -----------------

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     (including research and development expenses of
     approximately $2,325,000, $2,732,000, $3,163,000,
     and $36,531,000, respectively)                            4,597,365        5,831,712       8,284,717          64,303,928
                                                           -------------   --------------   -------------   -----------------

 LOSS FROM AND IMPAIRMENT OF INVESTMENT IN JOINT
     VENTURE (Note 4)                                               -                  -          345,947           1,225,000
                                                           -------------   --------------   -------------   -----------------

 INTEREST INCOME                                                  32,279          120,979         156,075           5,083,611
                                                           -------------   --------------   -------------   -----------------

 NET (LOSS)                                                $  (3,571,957)  $   (4,964,173)  $  (8,465,016)     $  (58,696,055)
                                                           =============   ==============   =============   =================

 NET (LOSS) PER SHARE OF COMMON STOCK:
     Basic and Diluted                                     $      (.06)    $         (.08)  $        (.14)     $        (1.18)
                                                           =============   ==============   =============   =================

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic and Diluted                                        64,561,252       62,261,250      58,792,745          49,712,603
                                                           =============   ==============   =============   =================

The accompanying notes are an integral part of these statements.

COPYTELE, INC.
(Development Stage Enterprise)

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983
AND FOR EACH OF THE EIGHTEEN FISCAL YEARS IN THE PERIOD ENDED OCTOBER 31, 2001

                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                                                                   Additional        During the
                                                                       Common Stock                  Paid-in         Development
                                                                   Shares       Par Value           Capital            Stage
                                                              --------------  ---------------   ----------------   ---------------
BALANCE, November 5, 1982 (inception)                                  -       $        -         $        -         $       -
   Sale of common stock, at par, to incorporators
     on November 8, 1982                                           1,470,000           14,700              -                 -
   Sale of common stock, at $.10 per share, primarily
     to officers and employees, from November 9, 1982
     to November 30, 1982                                            390,000            3,900             35,100             -
   Sale of common stock, at $2 per share, in private
     offering from January 24, 1983 to March 28, 1983                250,000            2,500            497,500             -
   Sale of common stock, at $10 per share, in public
     offering on October 6, 1983, net of underwriting
     discounts of $1 per share                                       690,000            6,900          6,203,100             -
   Sale of 60,000 warrants to representative of
     underwriters, at $.001 each, in conjunction with
     public offering                                                   -                -                     60             -
   Costs incurred in conjunction with private and
     public offerings                                                  -                -               (350,376)            -
   Net (loss) for the period                                                                                              (976,919)
                                                              --------------  ---------------   ----------------   ---------------

BALANCE, October 31, 1983                                          2,800,000           28,000          6,385,384          (976,919)
   Additional costs incurred in conjunction with
     public offering                                                   -                -                (11,654)            -
   Net (loss)                                                                                                           (1,542,384)
                                                              --------------  ---------------   ----------------   ---------------

BALANCE, October 31, 1984                                          2,800,000           28,000          6,373,730        (2,519,303)
   Common stock issued, at $12 per share, upon
     exercise of 57,200 warrants from February 5, 1985
     to October 16, 1985, net of registration costs                   57,200              572            630,845             -
   Proceeds from sales of common stock by individuals
     from January 29, 1985 to October 4, 1985 under
     agreements with the Company, net of costs incurred
     by the Company                                                    -                -                362,365             -
   Three-for-one stock split (A)                                   5,714,400           57,144            (57,144)            -
   Net (loss)                                                                                                           (1,745,389)
                                                              --------------  ---------------   ----------------   ---------------

BALANCE, October 31, 1985                                          8,571,600           85,716          7,309,796        (4,264,692)
   Common stock issued, at $4 per share, upon
     exercise of 2,800 warrants in December 1985                       8,400               84             33,516             -
   Additional costs incurred by the Company in
     conjunction with sales of common stock by
     individuals from January 29, 1985 to October
     4, 1985 under agreements with the Company                         -                -                (62,146)            -
   Net (loss)                                                                                                           (1,806,696)
                                                              --------------  ---------------   ----------------   ---------------

BALANCE, October 31, 1986                                          8,580,000           85,800          7,281,166        (6,071,388)
   Sale of common stock, at market, to officers
     on January 9, 1987 and April 22, 1987 and
     to members of their immediate families on
     July 28, 1987                                                    67,350              674            861,726             -
   Additional costs incurred by the Company in
     conjunction with sales of common stock by
     individuals from January 29, 1985 to
     October 4, 1985 under agreements with the
     Company                                                           -                -                 (1,474)            -
   Five-for-four stock split (A)                                   2,161,735           21,617            (21,617)            -
   Fractional share payments in conjunction with
     five-for-four stock split                                         -                -                 (1,345)            -
   Sale of common stock, at market, to members of
     officers' immediate families on September
     10, 1987 and to officers on October 29, 1987                     64,740              647            309,601             -
Net (loss)                                                             -                -                  -            (1,401,736)
                                                              --------------  ---------------   ----------------   ---------------

COPYTELE, INC.
(Development Stage Enterprise)

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983
AND FOR EACH OF THE EIGHTEEN FISCAL YEARS IN THE PERIOD ENDED OCTOBER 31, 2001

Continued

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                    Common Stock                Additional           During the
                                                         ----------------------------------       Paid-in            Development
                                                               Shares          Par Value          Capital               Stage
                                                         -----------------  ---------------   ----------------    -----------------
BALANCE, October 31, 1987                                      10,873,825          108,738          8,428,057           (7,473,124)
   Sale of common stock, at market, to members
     of officers' immediate families from
     November 24, 1987 to June 29, 1988 and
     additional contributions by officers in
     January 1988 and March 1988 related to
     adjustments to sales price of common
     stock on October 29, 1987                                    260,210            2,602          2,250,594                -
Net (loss)                                                                                                              (1,317,305)
                                                         -----------------  ---------------   ----------------    -----------------

BALANCE, October 31, 1988                                      11,134,035          111,340         10,678,651           (8,790,429)
   Sale of common stock, at market, to an
     officer on February 26, 1989 and to
     members of officers' immediate families
     from February 26, 1989 (amended on March
     10, 1989) to September 27, 1989                              142,725            1,427          2,093,851                -
   Sale of common stock, at market, to senior
     level personnel on February 26, 1989                          29,850              299            499,689                -
   Sale of common stock, at market, to
     unrelated party on February 26, 1989
     amended on March 10, 1989                                     35,820              358            599,627                -
Net (loss)                                                                                                              (1,101,515)
                                                         -----------------  ---------------   ----------------    -----------------

BALANCE, October 31, 1989                                      11,342,430          113,424         13,871,818           (9,891,944)
   Sale of common stock, at market, to members
     of officers' immediate families from
     November 14, 1989 to October 15, 1990                        117,825            1,179          1,140,725                -
Net (loss)                                                                                                              (1,111,413)
                                                         -----------------  ---------------   ----------------    -----------------

BALANCE, October 31, 1990                                      11,460,255          114,603         15,012,543          (11,003,357)
   Sale of common stock, at market, to members
     of officers' immediate families on December
     4, 1990                                                       42,540              425            329,260                -
Two-for-one stock split (A)                                    11,502,795          115,028           (115,028)               -
   Sale of common stock, at market, to members
     of officers' immediate families from April
     26, 1991 to September 16, 1991                               102,543            1,025          1,033,981                -
Net (loss)                                                                                                              (1,299,992)
                                                         -----------------  ---------------   ----------------    -----------------

BALANCE, October 31, 1991                                      23,108,133          231,081         16,260,756          (12,303,349)
   Sale of common stock, at market, to members
     of officers' immediate families from
     December 16, 1991 to October 27, 1992                        158,910            1,589          1,754,330                -
Costs incurred in conjunction with registration
     of stock option plan                                           -                -                (33,251)               -
Net (loss)                                                                                                              (1,827,356)
                                                         -----------------  ---------------   ----------------    -----------------

COPYTELE, INC.
(Development Stage Enterprise)

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983 AND FOR EACH OF THE EIGHTEEN FISCAL YEARS IN THE PERIOD ENDED
OCTOBER 31, 2001

Continued

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                    Common Stock                Additional           During the
                                                         ----------------------------------       Paid-in            Development
                                                               Shares          Par Value          Capital               Stage
                                                         -----------------  ---------------   ----------------    -----------------
BALANCE, October 31, 1992                                      23,267,043          232,670         17,981,835          (14,130,705)
   Common stock issued upon exercise of
      stock options from December 16, 1992
      to October 22, 1993 under stock option
      plan                                                      1,032,940           10,330          5,914,480                -
   Common stock issued upon exercise of
      warrants by members of officers'
      immediate families in September 1993                        239,000            2,390            996,774                -
   Net (loss)                                                       -                -                  -               (2,762,849)
                                                         -----------------  ---------------   ----------------    -----------------

BALANCE, October 31, 1993                                      24,538,983          245,390         24,893,089          (16,893,554)
   Costs incurred in connection with
     registration of stock option plan                              -                -                (50,324)               -
   Common stock issued upon exercise of
     stock options from December 22, 1993
     to June 14, 1994 under stock option
     plan                                                         233,200            2,332          1,273,411                -
   Common stock issued upon exercise of
     warrants by members of officers'
     immediate families in July 1994                               65,220              652            371,754                -
   Net (loss)                                                       -                -                  -               (3,427,517)
                                                         -----------------  ---------------   ----------------    -----------------

BALANCE, October 31, 1994                                      24,837,403          248,374         26,487,930          (20,321,071)
   Costs incurred in connection with
     registration of stock option plan                              -                -                (29,759)               -
   Common stock issued upon exercise of
     stock options from February 17,
     1995 to October 30, 1995 under
     stock option plans                                           980,400            9,804          5,278,824                -
   Common stock issued upon exercise of
     warrants by members of officers'
     immediate families in February, July and
     September 1995                                               137,300            1,373            755,132                -
   Net (loss)                                                       -                -                  -               (2,993,899)
                                                         -----------------  ---------------   ----------------    -----------------

BALANCE, October 31, 1995                                      25,955,103          259,551         32,492,127          (23,314,970)
   Common stock issued upon exercise of stock
     options from November 2, 1995 to June
     12, 1996 under stock option plans                          2,288,800           22,888         15,843,842                -
   Common stock issued upon exercise of
     warrants by members of officers'
     immediate families in January and
     March, 1996                                                  138,280            1,383            527,802                -
   Two-for-one stock split (A)                                 28,382,183          283,822           (283,822)               -
   Common stock issued upon exercise of
     stock options from July 8, 1996 to
     October 30, 1996 under stock option plans                    532,500            5,325          1,795,395                -
   Common stock issued upon exercise of
     warrants by members of officers'
     immediate families in July and
     October, 1996                                                107,790            1,078            559,262                -
   Net (loss)                                                       -                -                  -               (5,443,410)
                                                         -----------------  ---------------   ----------------    -----------------

BALANCE, October 31, 1996                                      57,404,656          574,047         50,934,606          (28,758,380)
   Costs incurred in conjunction with
     registration of stock option plan                              -                -                (11,705)               -
   Common stock issued upon exercise of
     stock options from November 25, 1996
     to October 6, 1997 under stock
     option plans                                                 342,700            3,427          1,258,829                -
   Common stock issued upon exercise of
     warrants by members of officers'
     immediate families in March 1997                              98,820              988            502,905                -
   Common stock issued upon purchase
     of equipment                                                  15,000              150             74,850                -
   Net (loss)                                                       -                -                  -               (5,800,575)
                                                         -----------------  ---------------   ----------------    -----------------
BALANCE, October 31, 1997                                      57,861,176          578,612         52,759,485          (34,558,955)
   Stock option compensation to consultants                         -                -                189,600                -
   Common stock issued upon exercise of
     stock options in May 1998                                     10,000              100             28,025                -
   Net (loss)                                                       -                -                  -               (7,135,954)
                                                         -----------------  ---------------   ----------------    -----------------
BALANCE, October 31, 1998                                      57,871,176          578,712         52,977,110          (41,694,909)
   Stock option compensation to consultants                         -                -                 61,650                -
   Common stock issued upon exercise of stock
     options between January 15, 1999 and
     August 3, 1999                                               886,200            8,862          1,343,868                -
   Common stock issued in private placements
     on April 30, 1999 and September 8, 1999,
     net of expenses                                            1,300,000           13,000          1,461,500                -
   Net (loss)                                                       -                -                  -               (8,465,016)
                                                         -----------------  ---------------   ----------------    -----------------

COPYTELE, INC.
(Development Stage Enterprise)

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1982) TO OCTOBER 31, 1983 AND FOR EACH OF THE EIGHTEEN FISCAL YEARS IN THE PERIOD ENDED
OCTOBER 31, 2001

Continued

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                    Common Stock                Additional           During the
                                                         ----------------------------------       Paid-in            Development
                                                               Shares          Par Value          Capital               Stage
                                                         -----------------  ---------------   ----------------    -----------------
BALANCE, October 31, 1999                                      60,057,376          600,574         55,844,128          (50,159,925)
   Stock option compensation to consultants                         -                -                210,650                -
   Common stock issued in private placements
     in January and March 2000, net of
     expenses                                                     616,500            6,165            794,420                -
   Common stock issued upon exercise of
     stock options from January 2000 to May
     2000 under stock option plans                              2,267,400           22,674          3,003,050                -
   Common stock issued upon exercise of
     warrants in May 2000                                         143,250            1,433            198,604                -
   Net (loss)                                                       -                -                  -               (4,964,173)
                                                         -----------------  ---------------   ----------------    -----------------

BALANCE, October 31, 2000                                      63,084,526          630,846         60,050,852          (55,124,098)
   Stock option compensation to consultants                         -                -                229,620                -
   Common stock issued upon exercise of stock
     options under stock option plans                           1,457,034           14,570            805,189                -
   Common stock issued to employees for
     services rendered                                          1,707,725           17,077            973,701                -
   Common stock issued to consultants                             271,815            2,718            138,008                -
   Net (loss)                                                       -                -                  -               (3,571,957)
                                                         -----------------  ---------------   ----------------    -----------------

BALANCE, October 31, 2001                                      66,521,100   $      665,211    $    62,197,370     $    (58,696,055)
                                                         =================  ===============   ================    =================



  (A) Reflects cumulative effect on all share data prior to splits described in
Note 7.


The accompanying notes are an integral part of these statements.

COPYTELE, INC.
(Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

                                                                                                                    For the Period
                                                                                                                    from Inception
                                                                  For the Fiscal Year Ended October 31,           (November 5, 1982)
                                                          -----------------------------------------------------           to
                                                               2001               2000               1999          October 31, 2001
                                                          ---------------    --------------    ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants       $   (3,695,031)    $  (5,769,836)    $    (6,314,512)     $  (65,226,721)
   Cash received from customers                                   444,907           801,747              46,877           1,293,531
   Cash received from collaborative agreement                   2,500,000            -                   -                2,500,000
   Interest received                                               32,279           127,511             150,539           5,080,625
                                                          ---------------    --------------    ----------------   -----------------
           Net cash (used in) operating activities              (717,845)       (4,840,578)         (6,117,096)        (56,352,565)
                                                          ---------------    -------------     ---------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment              (15,972)          (30,717)            (40,283)         (2,070,131)
   Disbursements to acquire certificates of deposit and
      marketable securities                                        -               (96,873)           (488,038)        (13,630,910)
   Proceeds from maturities of investments                         96,873           488,038              -               13,630,910
   Investment made in Joint Venture                                   -                  -                   -          (1,225,000)
                                                          ---------------    --------------    ----------------   -----------------
           Net cash provided by (used in) investing
             activities                                            80,901           360,448           (528,321)         (3,295,131)
                                                          ---------------    --------------    ---------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock and warrants, net
      of underwriting discounts of $690,000 related to
      initial public offering in October 1983                      -                 -                   -               17,647,369
   Proceeds from exercise of stock options and warrants,
      net of registration disbursements                           819,759         3,225,760           1,352,730          41,106,732
   Proceeds from sale of common stock in private
      placements, net                                              -                800,585           1,474,500           2,275,085
   Proceeds from sales of common stock by individuals
      under agreements with the Company, net of
      disbursements made by the Company                            -                 -                   -                  298,745
   Disbursements made in conjunction with sales of stock           -                 -                   -                (362,030)
   Fractional share payments in conjunction with stock
      split                                                        -                 -                   -                  (1,345)
                                                          ---------------    --------------    ----------------   -----------------
           Net cash provided by financing activities              819,759         4,026,345           2,827,230          60,964,556
                                                          ---------------    --------------    ----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                  182,815         (453,785)         (3,818,187)           1,316,860

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,134,045         1,587,830           5,406,017               -
                                                          ---------------    --------------    ----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     1,316,860    $    1,134,045    $      1,587,830     $     1,316,860
                                                          ===============    ==============    ================   =================

RECONCILIATION OF NET (LOSS) TO NET CASH (USED IN)
   OPERATING ACTIVITIES:
   Net (loss)                                             $   (3,571,957)    $  (4,964,173)    $    (8,465,016)     $  (58,696,055)
   Stock option compensation to consultants                       229,620           210,650              61,650             691,520
   Stock awards granted to employees and consultants
      pursuant to stock incentive plans                         1,036,505            -                   -                1,036,505
   Stock issued to consultants for services rendered               95,000            -                   -                   95,000
   Provision for doubtful accounts                                272,500            75,400              -                  347,900
   Depreciation and amortization                                  166,503           261,804             275,234           2,070,980
   Loss from Joint Venture                                         -                 -                  260,775           1,139,828
   Impairment of investment in Joint Venture                       -                 -                   85,172              85,172
   Impairment of amount due from Joint Venture                     -                 -                1,407,461           1,407,461
   Amortization of discount on marketable securities               -                 -                   -                   -
   Loss on disposal of property and equipment                      -                 30,050              -                   30,050
    Change in operating assets and liabilities:
   Accounts receivable                                          (214,040)         (670,251)              -                (884,291)
   Inventories                                                    179,935      (230,677)            (1,819,393)         (4,589,350)
   Prepaid expenses and other current assets                     (76,469)             6,666            (20,460)           (998,902)
   Long-term amount due from joint venture                         -                 -                1,684,167         (1,407,461)
   Other assets                                                   105,583            57,818              70,606             136,586
   Accounts payable and accrued liabilities                     (482,692)           382,135             342,708           1,640,825
   Deferred revenue                                             1,541,667            -                   -                1,541,667
                                                          ---------------    --------------    ----------------   -----------------
           Net cash (used in) operating activities        $     (717,845)    $  (4,840,578)    $    (6,117,096)     $  (56,352,565)
                                                          ===============    ==============    ================   =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH  INVESTING
ACTIVITIES:
   Barter transaction (Note 5)                            $        -         $    3,000,000    $         -          $     3,000,000
                                                          ===============    ==============    ================   =================


The accompanying notes are an integral part of these statements.

COPYTELE, INC.
(Development Stage Enterprise)


1.         NATURE AND DEVELOPMENT OF BUSINESS AND FUNDING

Organization and Development of Business
----------------------------------------

CopyTele, Inc. (the "Company"), which was incorporated on November 5, 1982, is a development stage enterprise whose principal activities include the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users. The Company's line of encryption products presently includes the USS-900 (Universal Secure System), the DSS-1000 (Digital Security System), the DCS-1200 and 1400 (Digital Cellular/Satellite), the STS-1500 (Secure Teleconferencing System) and the ULP-1 (Ultimate Laptop Privacy). The USS-900, DSS-1000, DCS-1200, DCS-1400, STS-1500 and ULP-1 are multi-functional, hardware-based digital encryption systems that incorporate the Harris Corporation encryption cryptographic chip - the Citadel(TM) CCX - or the Triple DES algorithm to provide high-grade encryption.

The Company is also continuing its research and development activities for additional encryption products and flat panel display technologies, including its thin film video color display ("Field Emission Display" or "FED") and its ultra-high resolution charged particle E-Paper(TM) flat panel display.

In June 2001, the Company entered into a Joint Cooperation Agreement for Field Emission Displays with Futaba Corporation ("Futaba" or the "Futaba Agreement") for the purpose of jointly developing and commercializing a full-color video display utilizing the Company's Field Emission Display technology. The Company received the initial payment provided for by the Futaba Agreement of $2,500,000 for the first phase of development ("Phase I") of a prototype for a 320 x 240 pixel, 5-inch diagonal display in June 2001. During the first phase of the Futaba Agreement, which is contractually defined as a one-year period, the Company will be primarily responsible for developing prototypes of the display and providing the required fabrication, to enable Futaba to utilize its know-how and production facilities for the possible mass production of the display. The Futaba Agreement further provided for negotiations between the parties during the first six months of the Futaba Agreement regarding potential additional compensation to the Company for use of the Company's technology developed prior to the Futaba Agreement, which may include the payment of royalties based on sales of products by Futaba. In accordance with this provision, in January 2002, the Company received an additional payment of $3,000,000. As part of the Futaba Agreement, both parties would have the exclusive right to produce products, with Futaba having the exclusive right to sell the products worldwide, excluding Russia. Under the Futaba Agreement, any intellectual property developed during the term of the agreement will be jointly owned or cross licensed by Futaba and the Company. The Futaba Agreement provides for a term of three years with the terms of the project following the first year being subject to future negotiations between the parties on a yearly basis.

Additionally, in May 2001, the Company entered into an agreement with Volga Svet, Ltd. ("Volga") for certain development efforts in connection with the FED technology. Under this agreement, the Company has agreed to pay Volga the sum of $180,000 per quarter for its development work during the first year of the Volga Agreement, of which $540,000 had been paid through January 2002. In connection with the additional $3 million payment received from Futaba, the Company entered into a letter agreement subsequent to year-end to pay Volga a total of $750,000 to continue development under Phase I of the Futaba Agreement. Further, should the technology being developed under the Futaba Agreement ultimately be

COPYTELE, INC.
(Development Stage Enterprise)


commercialized, it is expected that Volga will receive further consideration (e.g. cash payment, license fees or ongoing royalties) for their rights to such technology.

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

During fiscal 2001, the Company's operating activities used approximately $718,000 in cash. As of October 31, 2001, working capital included approximately $1,317,000 of cash, $536,000 of accounts receivable, $1,589,000 of inventory, $137,000 of prepaid expenses and other current assets, $854,000 of accounts payable and accrued liabilities, and $1,542,000 of deferred revenue. The Company believes that its existing cash and net receivables, cash flows from future sales of encryption products and other potential sources of cash flows, including the $3 million additional payment received in connection with the Futaba Agreement in January 2002, will be sufficient to enable it to continue in operation until at least the end of the first quarter of fiscal 2003.

The Company is currently seeking to improve its liquidity through increased sales or license of its products and technology and may also seek to improve its liquidity through sales of its common stock or convertible debt instruments. Despite the foregoing, there can be no assurance that the Company will generate significant revenues in the future (through sales or otherwise) to improve its liquidity, that the Company will receive additional payments under the Futaba Agreement, that the Company will have sufficient revenues to generate a profit, that the Company will be able to expand its current distributor/dealer network, that production capabilities will be adequate, or that other products will not be produced by other companies that will render the products of the Company obsolete, or that other sources of funding would be available, if needed, at terms that the Company would deem favorable.

In order to continue the Company's Nasdaq stock market ("NASDAQ"), National Market listing, NASDAQ requires that the Company maintain a minimum closing bid price of at least $1 per share and a minimum of $4,000,000 of net tangible assets, pursuant to an exception to a recently enacted requirement that it maintain a minimum of $10,000,000 of stockholders equity. The Company has until November 1, 2002 to gain compliance with the $10,000,000 equity listing standard. The closing bid price of the Company's common stock on January 22, 2002, was $ 0.54, and it has been below $1 since February 12, 2001. If the closing bid price of the Company's common stock remains below $1 for 30 consecutive trading days following January 2, 2002, which is the expiration date of a recent NASDAQ moratorium, the Company would be afforded a 90 calendar-day grace period to regain compliance. If the Company were unable to regain compliance during that grace period, it could request a hearing, which is usually held within 45 days, during which time the Company's common stock would remain listed on the NASDAQ National Market. As a result of that hearing, the Company's common stock could be delisted from the NASDAQ National Market and, possibly, transferred to the NASDAQ SmallCap Market. If the Company's common stock were delisted from the NASDAQ National Market, it could have an adverse effect on the market price of the Company's common stock and the liquidity of its shares.

COPYTELE, INC.
(Development Stage Enterprise)


Realizability of Assets
-----------------------

Management has recorded the Company's inventory at the lower of cost or its current best estimate of net realizable value, which is based upon the historic and future selling prices of the Company's products. To date, sales of the Company's products have been limited. Accordingly, there can be no assurance that the Company will not be required to reduce the selling price of its inventory below its current carrying value.

Furthermore, management believes its other assets, which consist principally of commercial trade barter credits (Note 5), will be realized through future usage, and accordingly are properly valued as of October 31, 2001 after giving effect to a current fiscal year charge of approximately $100,000. The Company took this charge after it determined, through its examination, that it was more likely than not that the Company would not realize the first-year value of its commercial trade credits in accordance with its original utilization plan. The Company will continue to assess that utilization plan on a quarterly basis. The Company's ability to utilize all of its available barter credit under its plan is dependent upon significant growth in its product sales and/or revenues under the Futaba Agreement.

Product Development
-------------------

The success and profitability of the Company's products will depend upon many factors, many of which are beyond its control. These factors include the capability of the Company to market its products, long-term product performance and the capability of the Company's dealers and distributors to adequately service the Company's products, the ability of the Company to maintain an acceptable pricing level to its customers for its products, the ability of suppliers to meet the Company's requirements and schedule, the Company's ability to successfully develop its new products under development, rapidly changing consumer preference, and the possible development of competitive products that could render the Company's products obsolete or unmarketable.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
-------------------

The Company recognizes revenues from product sales, net of sales returns, and collaborative agreements in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," or other specific authoritative literature, as applicable, as follows:

           Product Sales
           -------------

           Revenues from product sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;
           (iii) the Company's price to the buyer is fixed or determinable; and
           (iv) collectibility is reasonably assured. Consequently, revenues from product sales are generally recognized at the time products are shipped and title has passed to customers.

           Collaborative Agreement
           -----------------------

           The initial $2.5 million payment from the Futaba Agreement is being recognized ratably over Phase I, the period of the Company's commitment under this portion of the contract.

COPYTELE, INC.
(Development Stage Enterprise)


           Sales Returns and Allowances
           ----------------------------

           Revenues are recorded net of sales returns, which amounted to $82,000 during fiscal 2001. Based upon a specific review and in accordance with the Company's contractual return policy, management believes that no reserve for anticipated sales returns is required as of October 31, 2001.

Warranty Policy
---------------

The Company warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect. The Company has recorded a nominal amount of warranty liability as of October 31, 2001, based upon its historical experience and its best estimate of future warranty claims.

Accounts Receivable and Concentration of Credit Risk
----------------------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. The Company reviews its accounts receivable for potential doubtful accounts and maintains a reserve for estimated uncollectible amounts. One customer represented 57% of total net revenues throughout fiscal 2001, and four other customers represented 23%, 15%, 14% and 10% of gross accounts receivable, respectively, as of October 31, 2001.

Cash Equivalents
----------------

Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less.

Marketable Securities
---------------------

The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company is required to classify each investment in marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. The Company's investments at October 31, 2000 were classified as held-to-maturity due to the Company's ability and intent to hold these securities until they mature. As such, in accordance with SFAS No. 115, these investments are presented in the accompanying balance sheet at cost as of October 31, 2000. Accrued interest income related to these investments is included in earnings for the fiscal year ended October 31, 2000.

Inventories
-----------

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, which represents the Company's best estimate of market value.

COPYTELE, INC.
(Development Stage Enterprise)


Property and Equipment
----------------------

Property and equipment, consisting primarily of engineering equipment, is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, primarily five years.

Other Assets
------------

Other assets consists primarily of a barter credit asset, which will be realized by the Company through future redemption of barter credits to be applied toward advertising and purchase discounts (Note 5). In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company continually evaluates the carrying amount of this asset for any potential impairment. Based on this evaluation, management believes that there is no impairment as of October 31, 2001.

Research and Development Expenses
---------------------------------

Research and development expenses incurred by the Company are included in selling, general and administrative expenses in the year incurred.

Income Taxes
------------

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

Stock-Based Compensation
------------------------

The Company complies with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied (Note 7).

Net (Loss) Per Share of Common Stock
------------------------------------

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

COPYTELE, INC.
(Development Stage Enterprise)


Comprehensive Income
--------------------

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

Derivative Instruments
----------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet, measured at fair value. Derivative instruments are recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedge items may also be marked to market through earnings, thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company's adoption of SFAS No. 133 did not have a material impact on its financial position or results of operations as the Company does not presently make use of derivative instruments.

Recently Issued Accounting Standard
-----------------------------------

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this statement on November 1, 2002 and is in the process of evaluating any impact it will have on its financial statements.

Fair Value of Financial Instruments
-----------------------------------

The Company complies with the provisions of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosures about the fair value of financial instruments. In the opinion of the Company's management, the carrying value of all financial instruments reflected in the accompanying consolidated balance sheets approximated fair value as of October 31, 2001.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

COPYTELE, INC.
(Development Stage Enterprise)


statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with current year presentation.

3.         INVENTORIES

       Inventories consist of the following as of:

                                                       October 31,
                                       ----------------------------------------
                                               2001                   2000
                                       ----------------       -----------------

               Component parts         $         411,111      $         558,286
               Work-in-process                    23,189                219,250
               Finished products               1,155,050                991,749
                                       -----------------      -----------------
                                       $       1,589,350      $       1,769,285
                                       =================      =================

4.         JOINT VENTURE

Shanghai CopyTele Electronics Co., Ltd. (the "Joint Venture" or "SCE"), the Company's 55%-owned joint venture in Shanghai, China, terminated operations during fiscal 2000 and is in the process of being liquidated pursuant to a formal Plan of Liquidation. In the opinion of management and its legal counsel, the Company is not legally liable for any obligations of SCE, and accordingly, the liquidation of SCE has not had any impact on the operations of the Company. Accordingly, the Company has not presented any amounts due from Joint Venture or amounts due to Joint Venture in the accompanying balance sheets, as these amounts have been offset. All other related assets were previously reserved for in fiscal 1999.

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

5.         BARTER TRANSACTION

In August 2000, the Company entered into a nonmonetary barter transaction whereby $3,000,000 of certain inventory was sold in exchange for an equal value of commercial trade credits. In accordance with APB No. 29, "Accounting for Non-Monetary Transactions," the Company recognized no gain or loss on the

COPYTELE, INC.
(Development Stage Enterprise)


transaction as it was management's opinion that this exchange was effected at fair market value. These trade credits ($2,853,000 as of October 31, 2001 - Note
2), which are recorded as other assets on the accompanying balance sheet, may be redeemed to reduce the cost of advertising as well as other products and services. Typical of such arrangements, in order to utilize barter credits, the Company is required to pay a certain percentage of the advertising or other expense in cash. The Company evaluates the ultimate realizability of their commercial trade credits based on a plan of usage relative to their various products. Based on its current plan, the Company believes that the credits will be utilized in fiscal 2002 and are expected to be utilized through fiscal 2006.

6.         ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:


                                                     October 31,
                                       --------------------------------------
                                              2001                 2000
                                          ------------         ------------

      Accrued professional fees        $         16,526     $        114,894
      Accrued pension                              -                 102,435
      Accrued payroll                             7,346               49,255
      Accrued other                              14,327               34,569
                                       ----------------     ----------------
                                       $         38,199     $        301,153
                                       ================     ================

7.         SHAREHOLDERS' EQUITY


Common Stock Issuances
----------------------

During fiscal 2001, the Company issued 1,707,725 shares of common stock to certain employees for services rendered, principally in lieu of cash compensation. In addition, the Company issued 271,815 shares of common stock to consultants for services rendered.

Sales of Common Stock and Issuance of Warrants
----------------------------------------------

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

Warrants to purchase 716,500 and 1,241,500 shares of common stock issued and outstanding were exercisable as of October 31, 2001 and 2000, respectively.

COPYTELE, INC.
(Development Stage Enterprise)


Stock Splits
------------

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

Preferred Stock
---------------

On May 29, 1986, the Company's shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors.

Stock Option Plans
------------------

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

COPYTELE, INC.
(Development Stage Enterprise)


                                                                             For the Year Ended October 31,
                                                           ---------------------------------------------------------------
                                                                   2001                  2000                   1999
                                                               ------------          ------------           ------------
  Net (Loss):                             As Reported      $    (3,571,957)      $     (4,964,173)      $     (8,465,016)
                                          Pro Forma        $    (4,903,739)      $     (6,295,955)      $    (10,560,690)
  Basic and Diluted
  Net (Loss) per share of common stock:   As Reported                $(.06)                 $(.08)                 $(.14)
                                          Pro Forma                  $(.08)                 $(.10)                 $(.18)


The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants for the years ended October 31, 2001, 2000 and 1999, respectively: risk free interest rates of 4.05%, 5.97% and 5.50%; expected dividend yields of 0%; expected lives of 2.50, 2.50 and 3.53 years; and expected stock price volatility of 62%, 85% and 78%. The weighted average fair value of options granted under SFAS No. 123 for the years ended October 31, 2001, 2000 and 1999 was $0.55, $0.58 and $1.46, respectively.

Options granted to non-employee consultants are accounted for using the fair value method required by SFAS No. 123. Compensation expense for consultants, recognized in the years ended October 31, 2001, 2000, 1999 and the period from inception (November 5, 1982) to October 31, 2001, was $229,620, $210,650,
$61,650 and $691,520, respectively. Such compensation expense was recognized in accordance with Emerging Issues Task Force Issue No. 00-08, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" and No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and is included in selling, general and administrative expenses in the accompanying statements of operations.

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

Information regarding the 1987 Plan for the three years ended October 31, 2001 is as follows:

COPYTELE, INC.
(Development Stage Enterprise)


                                                                                               Current Weighted
                                                                                               Average Exercise
                                                                          Shares               Price Per Share
                                                                      --------------         ---------------------
   Shares Under Option and Exercisable at October 31, 1998                   648,560                $5.08
      Expired                                                                (67,760)               $5.00
                                                                      --------------
   Shares Under Option and Exercisable at October 31, 1999                   580,800                $5.09
      Expired                                                               (125,000)               $3.20
                                                                      --------------
   Shares Under Option and Exercisable at October 31, 2000                   455,800                $5.41
      Expired                                                                 (6,800)               $4.25
                                                                      --------------
   Shares Under Option and Exercisable at October 31, 2001                   449,000                $5.63
                                                                      ==============


The following table summarizes information about stock options outstanding under the 1987 Plan as of October 31, 2001:

                                    Options Outstanding                                  Options Exercisable
                 ------------------------------------------------------------- ---------------------------------------
                      Number         Weighted Average         Weighted               Number              Weighted
                    Outstanding         Remaining              Average            Exercisable            Average
Exercise Prices     at 10/31/01      Contractual Life      Exercise Price         at 10/31/01         Exercise Price
------------------------------------------------------------------------------ ---------------------------------------
     $5.63            449,000              1.32                 $5.63               449,000               $5.63


The exercise price with respect to all of the options granted under the 1987 Plan since its inception was at least equal to the fair market value of the underlying common stock at the date of grant. As of October 31, 2001, all of the options to purchase shares of common stock granted and outstanding under the 1987 Plan were exercisable.

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

Information regarding the 1993 Plan for the three years ended October 31, 2001 is as follows:

COPYTELE, INC.
(Development Stage Enterprise)

                                                                                           Current Weighted
                                                                                           Average Exercise
                                                                         Shares             Price Per Share
                                                                     --------------       -------------------
     Shares Under Option at October 31, 1998                               13,704,360            $4.71
                                                                   ------------------
       Granted                                                              2,421,000            $1.46
       Canceled                                                           (1,938,000)            $5.34
       Expired                                                               (50,000)            $5.37
       Exercised                                                            (886,200)            $1.53
                                                                   ------------------
     Shares Under Option at October 31, 1999                               13,251,160            $4.22
                                                                   ------------------
       Granted                                                              1,939,000            $4.72
       Canceled                                                           (1,118,700)            $4.65
       Expired                                                               (40,000)            $4.47
       Exercised                                                          (2,267,400)            $1.03
                                                                   ------------------
     Shares Under Option at October 31, 2000                               11,764,060            $4.23
                                                                   ------------------
       Canceled                                                             (887,280)            $3.90
     Shares Under Option and Exercisable at October 31, 2001               10,876,780            $4.26
                                                                   ==================


The following table summarizes information about stock options outstanding under the 1993 Plan as of October 31, 2001:

                                            Options Outstanding                                      Options Exercisable
                       ---------------------------------------------------------------      -------------------------------------
                         Weighted
                           Number                 Average                Weighted               Number               Weighted
   Range of             Outstanding              Remaining               Average             Exercisable             Average
Exercise Prices         at 10/31/01          Contractual Life         Exercise Price         at 10/31/01          Exercise Price
---------------         -----------          ----------------         --------------         -----------          --------------
$0.84 to $1.96            1,270,700                5.62                   $1.26               1,270,700               $1.26
$2.19 to $3.16            1,099,500                5.40                   $2.35               1,099,500               $2.35
$3.31 to $4.81            5,935,580                4.78                   $4.24               5,935,580               $4.24
$5.75 to $6.88            2,571,000                3.23                   $6.60               2,571,000               $6.60


The exercise price with respect to all of the options granted under the 1993 Plan, since its inception, was at least equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2001, all of the options to purchase shares of common stock granted and outstanding under the 1993 Plan were exercisable.

On July 25, 2000, the Company's shareholders approved the 2000 Share Plan. The maximum number of shares of common stock that may be granted is 5,000,000 shares. On July 6, 2001, the 2000 Share Plan was amended by the Company's Board of Directors to increase the maximum number of shares of common stock that may be granted to 10,000,000 shares. The 2000 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company. Directors and future directors are automatically granted nonqualified stock options to purchase 20,000 shares of common stock upon their initial election to the Board of Directors and at the time of each

COPYTELE, INC.
(Development Stage Enterprise)


subsequent annual meeting of the Company's shareholders at which they are elected to the Board of Directors.

The 2000 Share Plan is administered by the Stock Option Committee, which determines the option price, term and provisions of each option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares and incentive stock options will not be exercisable for more than 10 years.

Information regarding the 2000 Share Plan for the year ended October 31, 2001 is as follows:

                                                                                   Current Weighted
                                                                                   Average Exercise
                                                              Shares                Price Per Share
                                                         ---------------         ---------------------
  Shares Under Option at October 31, 2000                        1,144,000               $1.10
    Granted                                                      4,180,000               $0.55
    Canceled                                                     (257,000)               $0.75
    Exercised                                                  (1,457,034)               $0.57
                                                      --------------------
  Shares Under Option at October 31, 2001                        3,609,966               $0.70
                                                      ====================
  Options Exercisable at October 31, 2001                        2,949,966               $0.77
                                                      ====================


The following table summarizes information about stock options outstanding under the 2000 Share Plan as of October 31, 2001:

                                            Options Outstanding                                     Options Exercisable
                     ------------------------------------------------------------------- -----------------------------------------
                          Weighted               Weighted
                           Number                 Average                Weighted               Number                Weighted
     Range of            Outstanding             Remaining               Average              Exercisable             Average
 Exercise Prices         at 10/31/01         Contractual Life         Exercise Price          at 10/31/01          Exercise Price
------------------   -------------------- ------------------------ --------------------- ---------------------- ------------------
      $0.40                1,435,000               9.71                   $0.40                   835,000              $0.40
  $0.44 - $0.94            1,042,966               7.99                   $0.69                   982,966              $0.71
  $1.00 - $1.38            1,132,000               8.36                   $1.09                 1,132,000              $1.09


The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception, was at least equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2001, 3,156,555 options were available for future grants under the 2000 Share Plan.

8.         COMMITMENTS AND CONTINGENCIES

Leases
------

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

COPYTELE, INC.
(Development Stage Enterprise)


Rent expense for the years ended October 31, 2001, 2000, 1999 and for the period from inception (November 5, 1982) to October 31, 2001, was approximately $284,000, $332,000, $313,000 and $3,040,000, respectively.

9.         EMPLOYEE PENSION PLAN

The Company adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of its present employees. Contributions, which are made to a trust, are based upon specified percentages of compensation, as defined in the plan. During fiscal 2001, the Company terminated the plan. Pension expense of approximately $0, $102,000, $137,000 and $907,000 for the fiscal years ended October 31, 2001, 2000, 1999 and for the period from the inception of the plan to October 31, 2000, respectively, had been accrued and funded on a current basis.

10.        INCOME TAXES

Income tax provision (benefit) consists of the following:

                                                                         Year Ended October 31,
                                                   --------------------------------------------------------------
                                                           2001                  2000                1999
                                                       ------------           ----------          ----------
  Federal:
     Current                                       $            -         $           -       $           -
     Deferred                                             (1,118,000)            (2,101,000)         (1,849,000)

  State:
     Current                                                     -                    -                   -
     Deferred                                                  79,000              2,590,000           (267,000)
     Adjustment to valuation allowance related
        to net deferred tax assets                        (1,039,000)              (489,000)           2,116,000
                                                   ------------------     ------------------  ------------------
                                                   $            -         $           -       $           -
                                                   ==================     ==================  ==================


The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2001 and 2000, are as follows:

                                                                         2001                     2000
                                                                    --------------           -------------
        Long-term deferred tax assets:
           Reserve on amounts due from joint venture               $        -              $        580,000
           Federal and state NOL and tax credit carryforwards            33,496,000              31,957,000
           Other                                                             80,000                    -
                                                                   -----------------       -----------------
              Subtotal                                                   33,576,000              32,537,000

        Less: valuation allowance                                       (33,576,000)            (32,537,000)
                                                                   -----------------       -----------------
            Deferred tax asset, net                                $          -            $          -
                                                                   =================       =================

As of October 31, 2001, the Company had tax net operating loss and tax credit carryforwards of approximately $81,070,000 and $1,767,000, respectively, available, within statutory limits (expiring at various dates between 2002 and 2021), to offset any future regular Federal corporate taxable income and taxes payable. If the tax benefits relating to deductions of option holders' income

COPYTELE, INC.
(Development Stage Enterprise)


are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

The Company had tax net operating loss and tax credit carryforwards of approximately $81,219,000 and $126,000, respectively, as of October 31, 2001, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 2002 and 2021 and the tax credit carryforwards expire between 2002 and 2016.

During the period from inception (November 5, 1982) to October 31, 2001, the Company incurred no Federal and no material State income taxes.

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

12.        SEGMENT INFORMATION

The Company follows the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display; and (ii) Encryption products. The following represents selected consolidated financial information for the Company's segments for the year ended October 31, 2001:

               Segment Data                 Flat-Panel Display        Encryption Products          Total
         ------------------------         ----------------------      -------------------    -----------------
Net revenues                                  $       958,333           $       732,435       $   1,690,768
Net income (loss)                                      23,899                (3,595,856)         (3,571,957)
Depreciation                                           13,331                   153,172             166,503


Prior to fiscal 2001, the Company operated in one segment.

COPYTELE, INC.
(Development Stage Enterprise)


Geographic Information
----------------------

The Company's management assesses assets and non-operating income statement data on a consolidated basis only, and the Company has not restated any other prior period information, as it would be impracticable.

The Company generates revenue both domestically (United States) and internationally. International revenues are based on the country in which the Company's customer (distributor) is located. For the years ended October 31, 2001, 2000 and 1999, and as of each respective year-end, sales and accounts receivable by geographic area are as follows:

                  Geographic Data                          2001                   2000                   1999
  ------------------------------------------------     ------------           ------------           ------------
  Revenue:
        United States                                $          581,885     $        1,433,918     $       46,877
        Japan                                                   958,333             -                      -
        Other international                                     150,550                 38,080             -
                                                     ------------------     ------------------   ------------------
                                                     $        1,690,768     $        1,471,998     $       46,877
                                                     ==================   ====================   ==================
  Accounts receivable:
        United States                                $          468,716     $          594,851     $       -
        International                                            67,675             -                      -
                                                     ------------------   --------------------   ------------------
                                                     $          536,391     $          594,851     $       -
                                                     ==================   ====================   ==================

13.        QUARTERLY RESULTS AND SEASONALITY

The following table sets forth unaudited financial data for each of the Company's last eight fiscal quarters:

                                             Year Ended October 31, 2001                      Year Ended October 31, 2000
                                             ---------------------------                      ---------------------------
                                   First        Second       Third       Fourth      First        Second       Third       Fourth
                                   -----        ------       -----       ------      -----        ------       -----       ------
                                  Quarter      Quarter      Quarter     Quarter     Quarter      Quarter      Quarter      Quarter
                                  -------      -------      -------     -------     -------      -------      -------      -------
Income Statement Data:
  Total net revenues - Product
  sales                          $ 178,291    $ 245,014     $182,495    $126,635    $276,792    $ 421,600    $492,196     $281,410
  Collaborative agreements           -            -         333,333     625,000        -            -            -            -
  Gross profit                    104,041      150,798      304,248     434,042      69,727      237,086      266,798      172,949
  Net loss                      (1,130,136)   (788,080)    (946,307)   (707,434)  (1,334,654)  (1,246,395)   (973,856)   (1,409,268)
  Net loss per share of common
  stock - basic and diluted       $(0.02)      $(0.01)      $(0.01)     $(0.01)     $(0.02)      $(0.02)      $(0.02)      $(0.02)

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To CopyTele, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of CopyTele, Inc. included in this Form 10-K and have issued our report thereon dated January 24, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule (Schedule II - Valuation and Qualifying Accounts) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








ARTHUR ANDERSEN LLP


Melville, New York
January 24, 2002

COPYTELE, INC.
(Development Stage Enterprise)

                                                                   SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(rounded to the nearest thousand)
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999


---------------------------------------------------- --------------------- -------------------- ----------------- ----------------
                   COLUMN A                                  COLUMN B             COLUMN C          COLUMN D           COLUMN E
---------------------------------------------------- --------------------- -------------------- ----------------- ----------------
                                                                                 Additions
                                                           Balance at        Charged to costs                        Balance at
                  Description                         beginning of period     and expenses         Deductions       end of period
---------------------------------------------------- --------------------- -------------------- ----------------- ----------------

---------------------------------------------------- --------------------- -------------------- ----------------- ----------------
                     2001

Allowance for doubtful accounts                          $         75,400   $        272,500     $       107,900   $      240,000

---------------------------------------------------- --------------------- -------------------- ----------------- ----------------

---------------------------------------------------- --------------------- -------------------- ----------------- ----------------
                     2000

Allowance for doubtful accounts                          $         -        $         75,400     $        -        $       75,400

Reserve on amounts due from Joint Venture                $      1,407,000   $        862,000     $     2,269,000   $       -
---------------------------------------------------- --------------------- -------------------- ----------------- ----------------

---------------------------------------------------- --------------------- -------------------- ----------------- ----------------
                     1999

Allowance for doubtful accounts                          $         -        $         -          $        -        $       -

Reserve on amounts due from Joint Venture                $         -        $      1,407,000     $        -        $    1,407,000
---------------------------------------------------- --------------------- -------------------- ----------------- ----------------




This schedule should be read in conjunction with the accompanying financial statements and notes thereto.

                                  EXHIBIT INDEX
                                  -------------

         Exhibit
Ref.     Number            Description
----     ------            -----------

(a)      3.1               Certificate of Incorporation, as amended.

(b)      3.2               By-laws, as amended and restated.

         3.3               Amendment to By-Laws.

(c)      10.1              Stock Option Plan, adopted on April 1, 1987 and
                           approved by shareholders on May 27, 1987.

(d)      10.2              Amendment to Stock Option Plan, adopted on March 12,
                           1990 and approved by shareholders on May 24, 1990.

(e)      10.3              CopyTele, Inc. 1993 Stock Option Plan, adopted on
                           April 28, 1993 and approved by shareholders on July
                           14, 1993.

(f)      10.4              Amendment No. 1 to the CopyTele, Inc. 1993 Stock
                           Option Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995.

(g)      10.5              Amendment No. 2 to the CopyTele, Inc. 1993 Stock
                           Option Plan, adopted on May 10, 1996 and approved by shareholders on July 24, 1996.

(h)      10.6              Agreement dated March 3, 1999 between Harris
                           Corporation and CopyTele, Inc.

(i)      10.7              Stock Subscription Agreement dated April 27, 1999,
                           including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton.

(j)      10.8              Agreement dated July 28, 1999 among CopyTele, Inc.,
                           Harris Corporation and RF Communications.

(k)      10.9              Stock Subscription Agreement dated August 30, 1999,
                           including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton.

(l)      10.10             CopyTele, Inc. 2000 Share Incentive Plan.

(m)      10.11             Amendment No. 1 to the CopyTele, Inc. 2000 Share
                           Incentive Plan, adopted on July 6, 2001 and approved by shareholders on August 16, 2001.

(n)      10.12             Joint Cooperation Agreement for Field Emission
                           Displays, dated June 11, 2001, by and between CopyTele, Inc. and Futaba Corporation.

(o)      10.13             Letter Agreement between CopyTele, Inc. and Futaba
                           Corporation, dated January 11, 2002.

         10.14 Amendment, dated May 10, 2001, to the Joint Cooperation Agreement between CopyTele, Inc. and Volga Svet Ltd.

         10.15 Letter Agreement between CopyTele, Inc. and Volga Svet Ltd., dated as of February 1, 2002.

         23.1              Consent of Arthur Andersen LLP.
------------------------






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

(l) Incorporated by reference to Annex A of the Company's Proxy Statement dated June 12, 2000.

(m) Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 2001.

(n) Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2001.

(o)      Filed herewith.