Form 10-Q
period 2002-01-31
COPYTELE INC
filed 2002-03-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2002

                         Commission file number 0-11254


                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               11-2622630
     ------------------------------              -----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification no.)

         900 Walt Whitman Road
               Melville, NY                               11747
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

On March 11, 2002, the registrant had outstanding 67,575,560 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS


Part I.  - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of January 31, 2002 (Unaudited) and October 31, 2001

         Condensed Statements of Operations (Unaudited) for the three months ended January 31, 2002 and 2001

         Condensed Statements of Cash Flows (Unaudited) for the three months ended January 31, 2002 and 2001

         Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Signatures



                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 COPYTELE, INC.
                            CONDENSED BALANCE SHEETS


                                                                                   (Unaudited)
                                                                                   January 31,           October 31,
                                         ASSETS                                       2002                  2001
                                         ------                                 ------------------    ------------------

CURRENT ASSETS:
   Cash and cash equivalents                                                      $  3,454,944          $  1,316,860
   Accounts receivable, net of allowance for doubtful accounts of
      $180,000 and $240,000, respectively                                              562,499               536,391
   Inventories                                                                       1,497,381             1,589,350
   Prepaid expenses and other current assets                                           238,571               136,902
                                                                                ------------------    ------------------
                        Total current assets                                         5,753,395             3,579,503

PROPERTY AND EQUIPMENT, net                                                            120,589               119,487

OTHER ASSETS                                                                         2,862,977             2,863,413

                                                                                ------------------    ------------------
                                                                                  $  8,736,961        $    6,562,403
                                                                                ==================    ==================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $    548,308         $     816,011
   Accrued liabilities                                                                  56,560                38,199
   Deferred revenue                                                                  3,508,667             1,541,667
                                                                                ------------------    ------------------
                       Total current liabilities                                     4,113,535             2,395,877

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized;
      no shares issued or outstanding                                                        -                     -
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 67,321,050 and 66,521,100 shares issued
      and outstanding, respectively                                                    673,211               665,211

   Additional paid-in capital                                                       62,585,963            62,197,370
   Accumulated deficit                                                             (58,635,748)          (58,696,055)
                                                                                ------------------    ------------------
                                                                                     4,623,426             4,166,526
                                                                                ------------------    ------------------
                                                                                  $  8,736,961         $   6,562,403
                                                                                ==================    ==================


 The accompanying notes are an integral part of these condensed balance sheets.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    For the three months ended
                                                           January 31,
                                              ----------------------------------
                                                   2002                2001

REVENUES                                     $  1,277,189          $  178,291
COST OF REVENUES                                  426,276              74,250
                                             ------------          ----------
  Gross profit                                    850,913             104,041

RESEARCH AND DEVELOPMENT EXPENSES                 293,411             633,470

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      501,796             608,569
                                             ------------          ----------
  Income (loss) from operations                    55,706          (1,137,998)

INTEREST INCOME                                     4,601               7,862
                                             ------------          ----------

INCOME (LOSS) BRFORE PROVISION FOR INCOME TAXES    60,307          (1,130,136)

PROVISION FOR INCOME TAXES                              -                   -
                                             ------------        ------------
  Net income (loss)                          $     60,307        $ (1,130,136)
                                             ============        ============

PER SHARE INFORMATION:
Net income (loss) per share:
  Basic                                      $       0.00        $     (0.02)
                                             ============        ============
  Diluted                                    $       0.00        $     (0.02)
                                             ============        ============

Shares used in computing net income
(loss) per share:
  Basic                                        66,950,508         63,219,271
                                             ============        ============
  Diluted                                      67,269,479         63,219,271
                                             ============        ============

The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                               For the three months ended
                                                        January 31,
                                         ---------------------------------------
                                               2002                  2001
                                         ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payments to suppliers, employees
    and consultants                      $(1,119,580)           $(1,244,205)
  Cash received from customers               278,081                212,209
  Cash received from collaborative
    agreements                             3,000,000                      -
  Interest received                            4,601                  7,892
                                         ------------            ------------
    Net cash provided by (used in)
      operating activities                 2,163,102             (1,024,104)
                                         ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of property
    and equipment                            (25,018)                (3,071)
  Proceeds from maturities of investments          -                 96,873
                                         ------------            ------------
    Net cash provided by (used in)
      investing activities                   (25,018)                93,802

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock
    options, net of registration costs             -                499,380
                                         ------------            ------------
      Net cash provided by
        financing activities                       -                499,380
                                         ------------            ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         2,138,084               (430,922)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      1,316,860              1,134,045
                                         ------------            ------------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                               $3,454,944             $  703,123
                                         ===========             ============

RECONCILIATION OF NET INCOME (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

   Net income (loss)                        $ 60,307            $(1,130,136)
   Stock option compensation to consultants        -                102,919
   Stock awards granted to employees and
     consultants pursuant to stock
     incentive plans                         396,593                      -
   Stock issued to consultants for
     services rendered                             -                  3,000
   Provision for doubtful accounts           (60,000)                     -
   Depreciation and amortization              23,916                 60,796
   Change in operating assets and liabilities:
      Accounts receivable                     33,892                 33,918
      Inventories                             91,969                (64,665)
      Prepaid expenses and other
        current assets                      (101,669)                37,372
      Other assets                               436                    437
      Accounts payable and
        accrued liabilities                 (249,342)               (67,745)
      Deferred revenue                     1,967,000                      -
                                         ------------           -------------
        Net cash provided by (used in)
          operating activities           $ 2,163,102            $(1,024,104)
                                         ============           =============

The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                          January 31, 2002 (UNAUDITED)


(1)      Nature and Development of Business and Other Disclosures

Organization and Development of Business

CopyTele, Inc. was incorporated on November 5, 1982 and was a development stage enterprise from inception through our fiscal year ended October 31, 2001. In the quarter ended January 31, 2002, we met the Statement of Financial Accounting Standards ("SFAS") No. 7 requirements to no longer present our financial statements as a development stage enterprise.

Our principal operations include jointly developing with Futaba Corporation (`Futaba") a full-color video display and our own development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media. Our line of encryption products presently includes the USS-900 (Universal Secure System), the DSS-1000 (Digital Security System), the DCS-1200 and DSC-1400 (Digital Cellular/Satellite), the STS-1500 (Secure Teleconferencing System) and the ULP-1 (Ultimate Laptop Privacy). These encryption products are multi-functional, hardware-based digital encryption systems that incorporate the Harris Corporation encryption cryptographic chip - the Citadel(TM) CCX - or the Triple DES algorithm to provide high-grade encryption.

We are also continuing our research and development activities for additional encryption products and flat panel display technologies, including our thin film video color display ("Field Emission Display" or "FED") and our ultra-high resolution charged particle E-Paper(TM) flat panel display.

In June 2001, we entered into a Joint Cooperation Agreement for Field Emission Displays with Futaba (the "Futaba Agreement") for the purpose of jointly developing and commercializing a full-color video display utilizing our Field Emission Display technology. We received the initial payment provided for by the Futaba Agreement of $2,500,000 for the first phase of development ("Phase I") of a prototype for a 320 x 240 pixel, 5-inch diagonal display in June 2001. During the first phase of the Futaba Agreement, which is contractually defined as a one-year period, we will be primarily responsible for developing prototypes of the display and providing the required fabrication, to enable Futaba to utilize its know-how and production facilities for the possible mass production of the display. The Futaba Agreement further provided for negotiations between the parties during the first six months of the Futaba Agreement regarding potential additional payments to us for partial compensation for use of our technology developed prior to the Futaba Agreement, which may ultimately include the payment of royalties based on sales of products by Futaba. In accordance with this provision, in January 2002, we received an additional payment of $3,000,000 relating to Phase I. As part of the Futaba Agreement, both parties would have the exclusive right to produce products, with Futaba having the exclusive right to sell the products worldwide, excluding Russia. Under the Futaba Agreement, any intellectual property developed during the term of the agreement will be jointly owned or cross licensed by Futaba and us. The Futaba Agreement provides for a possible total term of three years with the terms of the project following Phase I being subject to future negotiations between the parties.

Additionally, in May 2001, we entered into an agreement with Volga Svet, Ltd. ("Volga") for certain development efforts in connection with the FED technology. Under this agreement, we have agreed to pay Volga the sum of $180,000 per quarter for its development work during the first year of the Volga Agreement, of which $540,000 had been paid through January 31, 2002. In connection with the additional $3 million payment received from Futaba, we entered into a letter agreement, effective as of February 1, 2002, to pay Volga a total of $750,000 (payable during the three months ended April 30, 2002 and July 31, 2002, in the amounts of $450,000 and $300,00, respectively) to continue development under Phase I of the Futaba Agreement. Further, should the technology being developed under the Futaba Agreement ultimately be commercialized, it is expected that Volga will receive further consideration (e.g. cash payment, license fees or ongoing royalties) for their rights to such technology.

Funding and Management's Plans

From our inception through June 2001, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. Commencing in the fourth quarter of fiscal 1999, we also began to generate cash from sales of our encryption products, and, commencing in June 2001, we began to receive development payments from Futaba under the Futaba Agreement.

During the first quarter of fiscal 2002, our operating activities provided approximately $2,163,000 in cash. This resulted primarily from $3,000,000 in payments received from Futaba and cash of approximately $278,000 received from sales of encryption products, which was offset by payments to suppliers, employees and consultants of approximately $1,120,000. Primarily as a result of the receipt of the payment from Futaba in January 2002, our cash and cash equivalents at January 31, 2002 increased to approximately $3,455,000 from approximately $1,317,000 at the end of fiscal 2001.
We believe that our existing cash and net accounts receivable, together with cash flows from future sales of encryption products and other potential sources of cash flows, including payments under the Futaba Agreement, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2003.

We are seeking to improve our liquidity through increased sales or license of products and technology and may also seek to improve our liquidity through sales of debt or equity securities. Despite the foregoing, there can be no assurance that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity, that we will receive additional payments under the Futaba Agreement, that we will generate sufficient revenues to sustain future operations and/or profitability, that we will be able to expand our current distributor/dealer network, that production capabilities will be adequate, or that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, at terms that we would deem favorable.

Our common stock is listed on the Nasdaq National Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid price of at least $1 per share and we maintain either stockholders' equity of at least $10,000,000 or net tangible assets of at least $4,000,000. Commencing November 1, 2002, we will be required to comply with the $10,000,000 stockholders' equity requirement. The closing bid price of our common stock on March 11, 2002, was $0.45, and the bid price has been below $1 since February 12, 2001. Nasdaq has notified us that, as a result of such failure to meet the bid price standard (and the expiration of a recent Nasdaq moratorium on enforcement of that standard), our common stock may be delisted from the Nasdaq National Market unless the bid price meets the required $1 level for at least 10 consecutive trading days at any time before May 15, 2002. If our common stock is delisted for failure to meet the bid price requirement, we may apply for transfer of the listing to the Nasdaq SmallCap Market if we meet its continued listing standards, including stockholders' equity of $2,500,000. The Nasdaq SmallCap Market also requires a $1 bid price, but provides 90 additional calendar days (or until August 13, 2002) to regain compliance (which period may be extended for an additional 180 calendar days if we meet the initial listing standards, including stockholders' equity of $5,000,000, or market capitalization of $50,000,000, or net income in the last completed fiscal year of $750,000). A delisting of our common stock could have an adverse effect on the market price and liquidity of our common stock.

Basis of Presentation

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information contained herein is for the three-month periods ended January 31, 2002 and 2001. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

The results of operations for interim periods may not necessarily reflect the results of operations for a full year. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001, for more extensive disclosures than contained in these condensed financial statements.

Realizability of Assets

Management has recorded inventory at the lower of cost or management's current best estimate of net realizable value, which is based upon the historic and/or expected future selling prices of our products. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below its current carrying value.

Management believes our other assets, which consist principally of commercial trade barter credits (see Note 2), will be realized through future usage in accordance with our original utilization plan, and accordingly are properly valued as of January 31, 2002. We will continue to assess that utilization plan on a quarterly basis. Our ability to utilize all of our available barter credit under our plan is dependent upon significant growth in our product sales or revenues under the Futaba Agreement.

Product Development

The success and profitability of our products will depend upon many factors, many of which are beyond our control. These factors include our ability to market our products; long-term product performance; the ability of our dealers and distributors to adequately service our products; our ability to maintain an acceptable pricing level to our customers; the ability of suppliers to meet our requirements and schedule; our ability to successfully develop new products; rapidly changing consumer preferences; and the possible development of competitive products that could render our products obsolete or unmarketable.

Revenue Recognition

We recognize revenues from product sales, net of sales returns, and collaborative agreements in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," or other specific authoritative literature, as applicable, as follows:

         Product Sales

         Revenues from product sales are recorded when all four of the following criteria are met:
         (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured. Consequently, revenues from product sales are generally recognized at the time products are shipped and title has passed to customers.

         Collaborative Agreement

         The initial $2.5 million payment from Futaba under the Futaba Agreement is being recognized ratably over Phase I, the period of our commitment under this portion of the contract. The $3 million payment received from Futaba under the Futaba Agreement during the three months ended January 31, 2002 is being recognized ratably over the remaining term of Phase I (through June 12, 2002).

         Sales Returns and Allowances

         Revenues are recorded net of sales returns. There were no sales returns during the three month periods ended January 31, 2002 and 2001. Based upon a specific review and in accordance with our contractual return policy, management believes that no reserve for anticipated sales returns is required as of January 31, 2002.

         Deferred Revenue

         Payments received from Futaba under the Futaba Agreement which are in excess of the amounts recognized as revenue (approximately $3,509,000 as of January 31, 2002) are recorded as deferred revenue on the accompanying condensed balance sheet. The portion of deferred revenue as of January 31, 2002 which will be recognized as revenue during the three month periods ended April 30, 2002 and July 31, 2002, are expected to be approximately $2,425,000 and $1,084,000, respectively.

Other Assets

Other assets consists primarily of a barter credit asset, which we will realize through future redemption of barter credits to be applied toward advertising and purchase discounts (Note 2). In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we continually evaluate the carrying amount of this asset for any potential impairment. Based on this evaluation, management believes that there is no impairment as of January 31, 2002

Use of Estimates

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

(2) Barter Transaction

In August 2000, we entered into a nonmonetary barter transaction in which we sold $3,000,000 of certain inventory in exchange for an equal value of commercial trade credits. In accordance with APB No. 29, "Accounting for Non-Monetary Transactions," we recognized no gain or loss on the transaction as it was management's opinion that this exchange was effected at fair market value. These trade credits ($2,853,000 as of January 31, 2002 - Note 1), which are recorded as other assets on the accompanying condensed balance sheet, may be redeemed to reduce the cost of advertising as well as other products and services. As is typical of such arrangements, to utilize barter credits we must pay a certain percentage of the advertising or other expense in cash. We evaluate the ultimate realizability of these commercial trade credits based on a plan of usage relative to our various products. Based on our current plan, we believe that a portion of the credits will be utilized in fiscal 2002 and the remaining credits will be utilized through fiscal 2006.

(3)      Shareholders' Equity

Stock Incentive Plans

We have three stock incentive plans: the 1987 Stock Option Plan, the CopyTele, Inc. 1993 Stock Option Plan, and the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan"), which were adopted by our Board of Directors on April 1, 1987, April 28, 1993, and May 8, 2000, respectively.

SFAS No. 123, "Accounting for Stock Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in APB No. 25. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, we have not recognized any compensation cost, as all option grants have been made at the fair market value of our stock on the date of grant.

We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123. Such compensation expense for consultant's options in the three-month periods ended January 31, 2002 and 2001, was approximately $0 and $103,000, respectively. Such compensation expense was recognized in accordance with Emerging Issues Task Force Issue No. 00-08, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" and No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and is included in selling, general and administrative expenses in the accompanying condensed statements of operations.

During the three-month period ended January 31, 2002, we granted options to purchase 59,000 shares and stock awards of 799,950 shares, all pursuant to the 2000 Share Plan. As of January 31, 2002, options to purchase 14,994,746 shares were outstanding, of which stock options to purchase 14,275,746 shares were exercisable, pursuant to our stock incentive plans.

Warrants

As of January 31, 2002, warrants to purchase 153,250 shares of common stock, which expire on various dates in March 2002, were outstanding and exercisable.

(4) Net Income (Loss) Per Share of Common Stock

We comply with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations.

Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.


Forward-Looking Statements

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in "General Risks and Uncertainties" below and Note 1 to Condensed Financial Statements. You should read the following discussion and analysis along with our Annual Report on Form 10-K for the year ended October 31, 2001 and the condensed financial statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.


GENERAL

Our principal operations include jointly developing with Futaba Corporation ("Futaba") a full-color video display and our own development, production and marketing of multi-functional, hardware-based, peripheral digital encryption devices. These encryption devices provide high-grade security for domestic and international users over virtually every communications media.

Our line of encryption products presently includes the USS-900, the DSS-1000, the DCS-1200, the DCS-1400, the STS-1500 and the ULP-1. Our encryption products are available with either the high-grade strength of the Harris Corporation digital cryptographic chip - the Citadel(TM) CCX - or the Triple DES algorithm to provide high-grade encryption. Triple DES, which is used by many U.S. government agencies, is an algorithm available in the public domain that has been incorporated into our software.

We are continuing our research and development activities for additional encryption products and flat panel display technologies, including our thin film video color display ("Field Emission Display" or "FED") and our ultra-high resolution charged particle E-Paper(TM) flat panel display. On June 13, 2001, we entered into a Joint Cooperation Agreement for Field Emission Displays with Futaba ("Futaba Agreement") for the purpose of jointly developing and commercializing a full-color video display utilizing our FED technology. See "Liquidity and Capital Resources."

We are currently using several U.S.-based electronic production contractors to produce the components for our encryption devices. We sell our products primarily through a distributor/dealer network and also to end-users.

RESULTS OF OPERATIONS

Three months ended January 31, 2002 compared with three months ended January 31, 2001

         Revenue

Revenue increased by approximately $1,099,000, to approximately $1,277,000, in the three-month period ended January 31, 2002, compared with approximately $178,000 in the comparable prior-year period.

The revenue increase was primarily attributable to revenues from collaborative agreements related to the Futaba Agreement, which we entered into in June 2001. We recognized revenue of $1,033,000 under the Futaba Agreement in the three months ended January 31, 2002, as compared to no such revenues in the comparable prior year period. We recognize payments received from Futaba as income ratably over Phase I of the Futaba Agreement; accordingly, additional revenue from payments received from Futaba as of January 31, 2002 is expected to be recognized in the three month periods ended April 30, 2002 and July 31, 2002, in the amounts of approximately $2,425,000 and $1,084,000, respectively.

In addition, revenue from product sales increased by approximately $66,000, to approximately $244,000, from approximately $178,000 in the prior year. The increase in product sales was due to higher unit sales.

         Cost of Revenue

Cost of revenues increased by approximately $352,000 in the three months ended January 31, 2002, to approximately $426,000, compared to approximately $74,000 in the comparable prior year period. Cost of revenues in the three months ended January 31, 2002 included research and development costs relating to the FED technology of approximately $265,000. Such costs were included in research and development expense in the prior year period.

         Gross Profit

Gross profit increased by approximately $747,000 in the three months ended January 31, 2002, to approximately $851,000, compared to approximately $104,000 in the comparable prior year period. Gross profit from product sales decreased by approximately $21,000, in the first quarter of fiscal 2002, to approximately $83,000, compared to approximately $104,000 in the comparable prior year period. The decrease in product sales gross profit resulted primarily from the mix of products sold, which included discontinued products which were sold at inventory carrying value during the first quarter of fiscal 2002. Gross profit from collaborative agreements was approximately $768,000 in the three months ended January 31, 2002 as a result of revenues recognized under the Futaba Agreement, as compared to no such gross profit in the comparable prior year period.

         Research and Development Expenses

Research and development expenses decreased approximately $340,000 to $293,000 for the three months ended January 31, 2002, from approximately $633,000 for the comparable prior-year period. The decrease in research and development expenses reflects the classification as costs of revenues of development efforts related to FED technology in the first quarter of 2002, rather than research and development expense as in the prior year period. In addition, outside R&D costs were reduced by approximately $67,000, patent related costs were reduced by approximately $64,000, and employee compensation and related costs were reduced by approximately $60,000.

         Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $107,000 to approximately $502,000 for the three-month period ended January 31, 2002 from approximately $609,000 for the three-month period ended January 31, 2001. The decrease in selling, general and administrative expenses for the three months ended January 31, 2002 as compared with the prior year period reflects favorable collection experience resulting in the recovery of a previously recorded bad debt charge of $60,000 and effective cost-cutting measures, most significantly the cost saving associated with the consolidation of operating locations in June 2001, offset by an increase in employee compensation and related costs of approximately $60,000.

         Interest Income

Interest income decreased by approximately $3,000 to approximately $5,000 in the three months ended January 31, 2002 as compared to approximately $8,000 in the comparable period in the prior-year, primarily as a result of a reduction in prevailing interest rates.


LIQUIDITY AND CAPITAL RESOURCES

In June 2001, we received the initial payment provided for by the Futaba Agreement of $2,500,000 for the first phase of development of a prototype for a 320 x 240 pixel, 5-inch diagonal display having numerous advanced features, including wide viewing angle, low power consumption, high-resolution and an ultra-bright screen. The Futaba Agreement further provides for negotiations between the parties regarding additional compensation to us for the use of our technology developed prior to entering into the Futaba Agreement, which may include the payment of royalties based on sales of products by Futaba. In January 2002, Futaba paid us an additional $3 million as partial compensation for the use of this technology. The technology being utilized is based on our joint development program with Volga. We are continuing to utilize Volga's assistance in the development work under the Futaba Agreement and to fund Volga in accordance with the Volga Agreement. We have agreed to pay Volga the sum of $180,000 per quarter for its development work during the first year of the Volga Agreement, of which $540,000 had been paid as of January 31, 2002. Volga is required to grant us licenses for background technology, and for technology developed under the Volga Agreement, upon the payment of amounts to be negotiated between the parties, which may include the payment of royalties based on sales of products resulting from the development activities under the Volga Agreement. We entered into a letter agreement with Volga, effective as of February 1, 2002, pursuant to which we will make payments to Volga totaling $750,000 in connection with the $3 million we received from Futaba in January 2002. The sum of $750,000 is payable in installments over a five-month period ending in June 2002. The funds to be received by Volga are required to be used primarily for research and development and for purchasing facilities and production areas for FED technology.

From our inception through June 2001, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. Commencing in the fourth quarter of fiscal 1999, we also began to generate cash from sales of our encryption products, and, commencing in June 2001, we began to receive development payments from Futaba under the Futaba Agreement.

During the first quarter of fiscal 2002, our operating activities provided approximately $2,163,000 in cash. This resulted primarily from $3,000,000 in payments received from Futaba and cash of approximately $278,000 received from sales of encryption products, which was offset by payments to suppliers, employees and consultants of approximately $1,120,000.

Primarily as a result of the receipt of the payment from Futaba in January 2002, our cash and cash equivalents at January 31, 2002 increased to approximately $3,455,000 from approximately $1,317,000 at the end of fiscal 2001. Accounts receivable increased by approximately $26,000 as a result of the timing of collections and reduction in the allowance for doubtful accounts. Prepaid expenses and other assets increased by approximately $102,000 as a result of the timing of payments of prepaid items such as insurance and membership fees. Accounts payable and accrued liabilities decreased by approximately $249,000, primarily as a result of the decrease in operating expenses and the timing of payments. We recognize the cash received from Futaba as income ratably over Phase I; accordingly, deferred revenue represents the portion not yet recognized as income. As a result of the January 2002 payment, deferred revenue increased to approximately $3,509,000 at January 31, 2002.

As a result of these changes, working capital at January 31, 2002 increased to approximately $1,640,000 from approximately $1,184,000 at the end of fiscal 2001.

Our working capital includes inventory of approximately $1,497,000. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

Management believes its other assets, which consist principally of commercial trade barter credits, will be realized through future usage in accordance with our original utilization plan, and accordingly are properly valued as of January 31, 2002. We will continue to assess that utilization plan on a quarterly basis.

In addition to the current liabilities recorded on our balance sheet, we are subject to various contractual commitments, including payments to Volga during the three month periods ended April 30, 2002 and July 31, 2002 of approximately $630,000 and $300,000, respectively. Our plans and expectations for our working capital needs also assume that our Chairman of the Board, President and other senior level personnel will continue to perform services without cash compensation or pension benefits. There can be no assurance that such personnel will continue to provide such services without such compensation.

We believe that our existing cash and net accounts receivable, together with cash flows from future sales of encryption products and other potential sources of cash flows, including payments under the Futaba Agreement, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2003. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that we will receive additional payments under the Futaba Agreement, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers who market our encryption products on a non-exclusive basis. During the first quarter of fiscal 2002, we have recognized revenues from product sales of approximately $244,000 and revenues in connection with the Futaba Agreement of approximately $1,033,000.

Our common stock is listed on the Nasdaq National Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid price of at least $1 per share and we maintain either stockholders' equity of at least $10,000,000 or net tangible assets of at least $4,000,000. Commencing November 1, 2002, we will be required to comply with the $10,000,000 stockholders' equity requirement. The closing bid price of our common stock on March 11, 2002, was $0.45, and the bid price has been below $1 since February 12, 2001. Nasdaq has notified us that, as a result of such failure to meet the bid price standard (and the expiration of a recent Nasdaq moratorium on enforcement of that standard), our common stock may be delisted from the Nasdaq National Market unless the bid price meets the required $1 level for at least 10 consecutive trading days at any time before May 15, 2002. If our common stock is delisted for failure to meet the bid price requirement, we may apply for transfer of the listing to the Nasdaq SmallCap Market if we meet its continued listing standards, including stockholders' equity of $2,500,000. The Nasdaq SmallCap Market also requires a $1 bid price, but provides 90 additional calendar days (or until August 13, 2002) to regain compliance (which period may be extended for an additional 180 calendar days if we meet the initial listing standards, including stockholders' equity of $5,000,000, or market capitalization of $50,000,000, or net income in the last completed fiscal year of $750,000). A delisting of our common stock could have an adverse effect on the market price and liquidity of our common stock.

GENERAL RISKS AND UNCERTAINTIES

Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:

-- In prior periods we had experienced significant net losses and negative cash flows from operations and they may occur again.

Although we had a net profit for the three-month period ended January 31, 2002, in prior periods we had net losses and negative cash flows from operations. We may incur substantial losses and experience substantial negative cash flows from operations in the future. Our net profit for the three-month period ended January 31, 2002 resulted largely from payments from Futaba under the Futaba Agreement. We will continue through June 2002 to recognize as income portions of the payments from Futaba we have received to date. The amount and timing of any further payments from Futaba is uncertain and subject to negotiation. If we do not receive substantial further payments from Futaba, it is likely that we will again incur substantial net losses.

We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products, and revenues under the Futaba Agreement are subject to future negotiations for the second and third phases of development of FED technology. We have set forth below our net income (losses), research and development expenses and net cash provided by (used in) operations for the fiscal years ended October 31, 2001 and 2000, and the three-month periods ended January 31, 2002 and 2001:



                                                                                                (Unaudited)
                                                          Fiscal Years Ended                Three Months Ended
                                                              October 31,                       January 31,
                                                     ------------------------------    ------------------------------
                                                          2001           2000               2002           2001
                                                          ----           ----               ----           ----
Net income (loss)                                    $(3,571,957)    $(4,964,173)      $    60,272    $(1,130,136)
Research and development                             $ 2,325,000     $ 2,732,000       $   293,411    $   633,470
Net cash provided by (used in) operations            $  (717,845)    $(4,840,578)      $ 2,163,102    $(1,024,104)

-- We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders.

We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities, market our products and satisfy the continued-listing standards for the Nasdaq Stock Market (see Note 1 to the Condensed Financial Statements). We believe that our existing cash and net accounts receivable, together with cash flows from sales of encryption products and other potential sources of cash flows, including payments under the Futaba Agreement, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2003. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that we will receive additional payments under the Futaba Agreement, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

-- We may not generate sufficient revenues to support our operations in the future or to generate profits.

We are engaged in two principal operations: (i) developing, manufacturing and marketing encryption products for voice, fax, and data communications and (ii) with Futaba and Volga, developing an advanced flat panel video display technology. Our encryption products are only in their initial stages of commercial production and our flat panel display technology is still in the research and development stage. Our investments in research and development are considerable. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

     -- our ability to jointly develop with Futaba and Volga a full-color video display that can be successfully marketed;
     -- our future negotiations with Futaba and Volga with respect to payments and other arrangements under the Futaba Agreement and Volga Agreement;
     -- if Futaba determines that the FED technology is commercially viable, the ability of Futaba to produce and market the display;
     --   our ability to successfully market our line of encryption products;
     -- our production capabilities and those of our suppliers as required for the production of our encryption products;
     -- long-term product performance and the capability of our dealers and distributors to adequately service our products;
     -- our ability to maintain an acceptable pricing level to end-users for our products;
     --   the ability of suppliers to meet our requirements and schedule;
     --   our  ability  to   successfully   develop  our  new   products   under
          development;
     --   rapidly changing consumer preferences; and
     -- the possible development of competitive products that could render our products obsolete or unmarketable.

Because our revenue is subject to fluctuation, we may be unable to reduce operating expenses quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue in relation to expenses, our operating results would suffer. Our operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of our future performance.

-- We are dependent upon a few key executives and the loss of their services could adversely affect us.

Our future success is dependent on our ability to hire, retain and motivate highly qualified personnel. In particular, our success depends on the continued efforts of our Chief Executive Officer, Denis A. Krusos, and our President, Frank J. DiSanto, who founded our company in 1982 and are engaged in the management and operations of our business, including all aspects of the development, production and marketing of our encryption products and flat panel display technology. In addition, Messrs. Krusos and DiSanto, as well as our other skilled management and technical personnel, are important to our future business and financial arrangements. The loss of the services of any such persons could have a material adverse effect on our business and operating results.

-- The very competitive markets for our encryption products and flat panel display technology could have a harmful effect on our business and operating results.

The markets for our encryption products and flat panel display technology worldwide are highly competitive and subject to rapid technological changes. Most of our competitors are larger than us and possess financial, research, service support, marketing, manufacturing and other resources significantly greater than ours. Competitive pressures may have a harmful effect on our business and operating results.

-- If we are unable to maintain our Nasdaq National Market listing, the market price of our common stock could be adversely affected.

As set forth under Note 1 to the Condensed Financial Statements, to maintain our listing on the Nasdaq National Market, Nasdaq requires, among other things, that our stock maintain a minimum closing bid price of at least $1 per share and we maintain either stockholders' equity of at least $10,000,000 or net tangible assets of at least $4,000,000. Commencing November 1, 2002, we will be required to comply with the $10,000,000 stockholders' equity requirement. The closing bid price of our common stock on March 11, 2002, was $0.45, and the bid price has been below $1 since February 12, 2001. Nasdaq has notified us that, as a result of such failure to meet the bid price standard (and the expiration of a recent Nasdaq moratorium on enforcement of that standard), our common stock may be delisted from the Nasdaq National Market unless the bid price meets the required $1 level for at least 10 consecutive trading days at any time before May 15, 2002. If our common stock is delisted for failure to meet the bid price requirement, we may apply for transfer of the listing to the Nasdaq SmallCap Market if we meet the requirements for that listing, including stockholders' equity of $2,500,000. The Nasdaq SmallCap Market also requires a $1 bid price, but provides an additional 90 calendar-day grace period to regain compliance (which may be extended for an additional 180 calendar days if we meet the initial listing standards, including stockholders' equity of $5,000,000, or market capitalization of $50,000,000, or net income in the last completed fiscal year of $750,000). A delisting of our common stock could have an adverse effect on the market price and liquidity of our common stock.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                 None.

         (b)     Reports on Form 8-K

                 No current report on Form 8-K was filed for the Company during the quarter ended January 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CopyTele, Inc.



                                         By:/s/ Denis A. Krusos
                                         ----------------------
                                         Denis A. Krusos
                                         Chairman of the Board,
                                         Chief Executive Officer
March 14, 2002                          (Principal Executive Officer)

                                         By:/s/ Frank J. DiSanto
                                         -----------------------
                                         Frank J. DiSanto
March 14, 2002                           President

                                         By:/s/ Henry P. Herms
                                         ---------------------
                                         Henry P. Herms
                                         Vice President - Finance and
                                         Chief Financial Officer  (Principal
March 14, 2002                           Financial and Accounting Officer)