Form 10-Q
period 2002-04-30
COPYTELE INC
filed 2002-06-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2002

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

On June 10, 2002, the registrant had outstanding 68,230,685 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS


Part I.  - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of April 30, 2002 (Unaudited) and October 31, 2001

         Condensed Statements of Operations (Unaudited) for the six months ended April 30, 2002 and 2001

         Condensed Statements of Operations (Unaudited) for the three months ended April 30, 2002 and 2001

         Condensed Statements of Cash Flows (Unaudited) for the six months ended April 30, 2002 and 2001

         Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                         Part I - FINANCIAL INFORMATION



Item 1. Financial Statements.
        ---------------------


INFORMATION WITH RESPECT  TO FINANCIAL STATEMENTS

This quarterly report includes financial statements which have not been reviewed by an independent public accountant under Rule 10-01(d) of Regulation S-X pursuant to the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589. We expect that our new independent public accountant, Grant Thornton LLP, will complete the quarterly review required by Rule 10-01(d) of Regulation S-X. If, upon completion of the review, there is a change in financial statements contained in this quarterly report, we will amend this report to present the reviewed financial statements, and we will discuss in the amended report any material changes from the unreviewed financial statements contained in this report. Otherwise, we will state in our first quarterly report following completion of such review that the unreviewed financial statements contained in this report have subsequently been reviewed by an accountant other than Arthur Andersen LLP and that there were no material changes as a result of that review.


                                 COPYTELE, INC.
                            CONDENSED BALANCE SHEETS


                                                                                             (Unaudited)
                                                                                              April 30,            October 31,
                                         ASSETS                                                 2002                  2001
                                         ------
                                                                                          ------------------    ------------------

CURRENT ASSETS:
   Cash and cash equivalents                                                                $  2,142,053          $  1,316,860
   Accounts receivable, net of allowance for doubtful accounts of
      $110,000 and $240,000, respectively                                                        507,469               536,391
   Inventories                                                                                 1,601,398             1,589,350
   Prepaid expenses and other current assets                                                     193,745               136,902
                                                                                          ------------------    ------------------
                        Total current assets                                                   4,444,665             3,579,503

PROPERTY AND EQUIPMENT, net                                                                      103,399               119,487

OTHER ASSETS                                                                                   2,832,539             2,863,413
                                                                                          ------------------    ------------------
                                                                                            $  7,380,603          $  6,562,403
                                                                                          ==================    ==================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                         $    410,214          $    816,011
   Accrued liabilities                                                                            41,062                38,199
   Deferred revenue                                                                            1,083,667             1,541,667
                                                                                          ------------------    ------------------
                       Total current liabilities                                               1,534,943             2,395,877

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized;
      no shares issued or outstanding                                                                  -                     -
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 68,010,010 and 66,521,100 shares issued
      and outstanding, respectively                                                              680,100               665,211

   Additional paid-in capital                                                                 62,903,781            62,197,370
   Accumulated deficit                                                                       (57,738,221)          (58,696,055)
                                                                                          ------------------    ------------------
                                                                                               5,845,660             4,166,526

                                                                                          ------------------    ------------------
                                                                                            $  7,380,603          $  6,562,403
                                                                                          ==================    ==================

 The accompanying notes are an integral part of these condensed balance sheets.


                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                For the six months ended
                                                                                                       April 30,
                                                                                         ---------------------------------------
                                                                                               2002                  2001
                                                                                         -----------------     -----------------
REVENUES                                                                                   $   3,894,164        $      423,305

COST OF REVENUES                                                                               1,254,107               168,466
                                                                                         ---------------       ---------------
         Gross profit                                                                          2,640,057               254,839

RESEARCH AND DEVELOPMENT EXPENSES                                                                693,691             1,115,036

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                   1,003,039             1,068,236
                                                                                         ---------------       ---------------

         Income (loss) from operations                                                           943,327            (1,928,433)

INTEREST INCOME                                                                                   14,507                10,217
                                                                                         ---------------       ---------------

         Net income (loss)                                                                 $     957,834         $  (1,918,216)
                                                                                         ===============       ===============

PER SHARE INFORMATION:

Net income (loss) per share:
         Basic                                                                             $        0.01         $       (0.03)
                                                                                         =================     =================
         Diluted                                                                           $        0.01         $       (0.03)
                                                                                         =================     =================

Shares used in computing net income (loss) per share:

         Basic                                                                                67,305,726            63,602,490
                                                                                         =================     =================
         Diluted                                                                              67,586,003            63,602,490
                                                                                         =================     =================

The accompanying notes are an integral part of these condensed statements.



                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                               For the three months ended
                                                                                                       April 30,
                                                                                         ---------------------------------------
                                                                                               2002                  2001
                                                                                         -----------------     -----------------

REVENUES                                                                                   $   2,616,975          $     245,014

COST OF REVENUES                                                                                 827,831                 94,216
                                                                                         -----------------     -----------------

         Gross profit                                                                          1,789,144                150,798

RESEARCH AND DEVELOPMENT EXPENSES                                                                400,280                481,566

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                     501,243                459,667
                                                                                         -----------------     -----------------

         Income (loss) from operations                                                           887,621               (790,435)

INTEREST INCOME                                                                                    9,906                  2,355
                                                                                         -----------------     -----------------

         Net income (loss)                                                                 $     897,527        $      (788,080)
                                                                                         =================     =================

PER SHARE INFORMATION:

Net income (loss) per share:
         Basic                                                                             $        0.01        $         (0.01)
                                                                                         =================     =================
         Diluted                                                                           $        0.01        $         (0.01)
                                                                                         =================     =================

Shares used in computing net income (loss) per share:
         Basic                                                                                67,672,917             63,994,320
                                                                                         =================     =================
         Diluted                                                                              67,914,500             63,994,320
                                                                                         =================     =================


The accompanying notes are an integral part of these condensed statements.


                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                    For the six months ended
                                                                                                           April 30,
                                                                                             ---------------------------------------
                                                                                                   2002                  2001
                                                                                             ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                                            $(2,681,487)          $(2,092,266)
   Cash received from customers                                                                     525,086               310,287
   Cash received from collaborative agreements                                                    3,000,000                     -
   Interest received                                                                                 14,505                10,217
                                                                                             ------------------    -----------------
           Net cash provided by (used in) operating activities                                      858,104            (1,771,762)
                                                                                             ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment                                                 (32,911)               (3,071)
   Proceeds from maturities of investments                                                                -                96,873
                                                                                             ------------------    -----------------
           Net cash (used in) provided by investing activities                                      (32,911)               93,802
                                                                                             ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, net of registration costs                                     -               701,780
                                                                                             ------------------    -----------------
           Net cash provided by financing activities                                                      -               701,780
                                                                                             ------------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                825,193              (976,180)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  1,316,860             1,134,045
                                                                                             ------------------    -----------------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                                     $ 2,142,053          $    157,865
                                                                                             ==================    =================

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

   Net income (loss)                                                                            $   957,834          $ (1,918,216)
   Stock option compensation to consultants                                                               -               102,919
   Stock awards granted to employees and consultants pursuant to stock
      incentive plans                                                                               721,301               177,369
   Stock issued to consultants for services rendered                                                      -                 3,000
   Provision for doubtful accounts                                                                  (60,000)                    -
   Depreciation and amortization                                                                     48,998               110,895
   Change in operating assets and liabilities:
      Accounts receivable                                                                            88,922              (113,018)
      Inventories                                                                                   (12,048)                8,710
      Prepaid expenses and other current assets                                                     (56,843)               45,942
      Other assets                                                                                   30,874                   874
      Accounts payable and  accrued liabilities                                                    (402,934)             (190,237)
      Deferred revenue                                                                             (458,000)                    -
                                                                                             -----------------     -----------------
           Net cash provided by (used in) operating activities                                  $   858,104          $ (1,771,762)
                                                                                             =================     =================


The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                           April 30, 2002 (UNAUDITED)


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

Our principal operations include the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media and the development of a full-color video display.

Our line of encryption products presently includes the USS-900 (Universal Secure System), the DSS-1000 (Digital Security System), the DCS-1200 and DSC-1400 (Digital Cellular/Satellite), the STS-1500 (Secure Teleconferencing System) and the ULP-1 (Ultimate Laptop Privacy). These encryption products are multi-functional, hardware-based digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new Advanced Encryption Standard ("AES") algorithm (algorithms available in the public domain which are used by many U.S. government agencies). We are continuing our research and development activities for additional encryption products.

We are also continuing our research and development activities with respect to flat panel display technologies, including our thin flat video color display ("Field Emission Display" or "FED") and our ultra-high resolution charged particle E-Paper(TM) flat panel display. Using our planar edge emission technology, we have developed engineering operational models of a 3-inch (diagonal) full-color video Field Emission Display with 160 x 170 pixels. We believe that smaller and larger displays can be made with this technology.

We had been developing our Field Emission Display technology with Futaba Corporation ("Futaba") pursuant to the Joint Cooperation Agreement for Field Emission Displays (the "Futaba Agreement") which we entered into with Futaba in June 2001 for the purpose of jointly developing and commercializing a full-color video display utilizing our Field Emission Display technology. After extensive negotiations, we were unable to reach agreement with Futaba with respect to the terms of continuing our joint efforts to develop and commercialize our Field Emission Display technology, and on June 4, 2002 we received notification from Futaba terminating the Futaba Agreement. We are now evaluating our options for further developing and commercializing our technology.

In June 2001, we received the initial $2,500,000 payment provided for by the Futaba Agreement for the first phase of development ("Phase I") of a prototype for a 320 x 240 pixel, 5-inch diagonal display. During Phase I, which was contractually defined as a one-year period, we were primarily responsible for developing prototypes of the display and providing the required fabrication, to enable Futaba to utilize its know-how and production facilities for the possible mass production of the display. The Futaba Agreement further provided for negotiations between the parties during the first six months of the Futaba Agreement regarding potential additional payments to us for partial compensation for use of our technology developed prior to entering into the Futaba Agreement. In accordance with this provision, in January 2002, we received an additional payment of $3,000,000 relating to Phase I.

Additionally, in May 2001, we entered into an agreement with Volga Svet, Ltd. ("Volga") for certain development efforts in connection with the FED technology. Under this agreement, we agreed to pay Volga the sum of $180,000 per quarter for its development work during the first year of the Volga Agreement, which has been paid in full as of April 30, 2002. In connection with the additional $3,000,000 payment received from Futaba, we entered into a letter agreement, effective as of February 1, 2002, to pay Volga a total of $750,000 (payable during the three months ended April 30, 2002 and July 31, 2002, in the amounts of $450,000 and $300,000, respectively) to continue development under Phase I of the Futaba Agreement. As of June 10, 2002, all of such amounts have been paid.

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

During the six months ended April 30, 2002, our operating activities provided approximately $858,000 in cash. This resulted primarily from $3,000,000 in payments received from Futaba and cash of approximately $525,000 received from collections of accounts receivable related to sales of encryption products, which was offset by payments to suppliers, employees and consultants of approximately $2,681,000. As a result, our cash and cash equivalents at April 30, 2002 increased to approximately $2,142,000 from approximately $1,317,000 at the end of fiscal 2001. We believe that our existing cash and net accounts receivable, together with cash flows from future sales of encryption products and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2003.

We are seeking to improve our liquidity through increased sales or license of products and technology and may also seek to improve our liquidity through sales of debt or equity securities. Despite the foregoing, there can be no assurance that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity, that we will generate sufficient revenues to sustain future operations and/or profitability, that we will be able to expand our current distributor/dealer network, that production capabilities will be adequate, or that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, at terms that we would deem favorable.

Our common stock is listed on The Nasdaq National Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid price of at least $1 per share and we maintain either stockholders' equity of at least $10,000,000 or net tangible assets of at least $4,000,000. Commencing November 1, 2002, we will be required to comply with the $10,000,000 stockholders' equity requirement. The closing bid price of our common stock on June 10, 2002, was $0.59, and the bid price has been below $1 since February 12, 2001. On May 16, 2002, Nasdaq notified us that, as a result of such failure to meet the bid price standard, our common stock is subject to delisting from The Nasdaq National Market. We have requested a hearing before a Nasdaq Listings Qualification Panel to review this decision. During the appeal process, our securities will remain listed on The Nasdaq National Market. If we are not successful in our appeal, we can apply for transfer of our listing to The Nasdaq SmallCap Market if we meet its continued listing standards, including stockholders' equity of $2,500,000. The Nasdaq SmallCap Market also requires a $1 bid price, but provides 90 additional calendar days (or until August 13, 2002) to regain compliance (which period may be extended for an additional 180 calendar days if we meet the initial listing standards, including stockholders' equity of $5,000,000, or market capitalization of $50,000,000, or net income in the last completed fiscal year of $750,000). A delisting of our common stock could have an adverse effect on the market price and liquidity of our common stock.

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information contained herein is for the six and three month periods ended April 30, 2002 and 2001. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

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

Management believes our other assets, which consist principally of commercial trade barter credits (see Note 2), will be realized through future usage in accordance with our original utilization plan, and accordingly are properly valued as of April 30, 2002. We will continue to assess that utilization plan on a quarterly basis. Our ability to utilize all of our available barter credit under our plan is dependent upon significant growth in our product sales or revenues from the license of our products.

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

         Collaborative Agreement

         The initial $2.5 million payment from Futaba under the Futaba Agreement is being recognized ratably over Phase I, the period of our commitment under this portion of the contract. The $3 million payment received from Futaba under the Futaba Agreement during the three months ended January 31, 2002 is being recognized ratably over the remaining term of Phase I.

         Sales Returns and Allowances

         Revenues are recorded net of sales returns. There were no sales returns during the six and three month periods ended April 30, 2002 and 2001. Based upon a specific review and in accordance with our contractual return policy, management believes that no reserve for anticipated sales returns is required as of April 30, 2002.

         Deferred Revenue

         Payments received from Futaba under the Futaba Agreement which are in excess of the amounts recognized as revenue (approximately $1,084,000 as of April 30, 2002) are recorded as deferred revenue on the accompanying condensed balance sheet and are expected to be recognized as revenue during the three month period ended July 31, 2002.

Other Assets

Other assets consist primarily of a barter credit asset, which we will realize through future redemption of barter credits to be applied toward advertising and purchase discounts (Note 2). In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we continually evaluate the carrying amount of this asset for any potential impairment. Based on this evaluation, management believes that there is no impairment as of April 30, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

(2) Barter Transaction

In August 2000, we entered into a nonmonetary barter transaction in which we sold $3,000,000 of certain inventory in exchange for an equal value of commercial trade credits. In accordance with APB No. 29, "Accounting for Non-Monetary Transactions," we recognized no gain or loss on the transaction as it was management's opinion that this exchange was effected at fair market value. These trade credits ($2,820,000 as of April 30, 2002 - Note 1), which are recorded as other assets on the accompanying condensed balance sheet, may be redeemed to reduce the cost of advertising as well as other products and services. As is typical of such arrangements, to utilize barter credits we must pay a certain percentage of the advertising or other expense in cash. We evaluate the ultimate realizability of these commercial trade credits based on a plan of usage relative to our various products. Based on our current plan, we believe that a portion of the credits will be utilized in fiscal 2002 and the remaining credits will be utilized through fiscal 2006.

(3) Shareholders' Equity

Stock Incentive Plans

We have three stock incentive plans: the 1987 Stock Option Plan, the CopyTele, Inc. 1993 Stock Option Plan, and the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan"), which were adopted by our Board of Directors on April 1, 1987, April 28, 1993, and May 8, 2000, respectively.

SFAS No. 123, "Accounting for Stock Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in APB No. 25. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, we have not recognized any compensation cost, as all option grants to employees have been made at the fair market value of our stock on the date of grant.

We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123. Such compensation expense for consultant's options in the six month periods ended April 30, 2002 and 2001, was approximately $0 and $103,000, respectively, and in the three month periods ended April 30, 2002 and 2001, was $0 and $0, respectively. Such compensation expense was recognized in accordance with Emerging Issues Task Force Issue No. 00-08, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" and No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and is included in selling, general and administrative expenses in the accompanying condensed statements of operations.

During the six month period ended April 30, 2002, we granted options to purchase 59,000 shares and stock awards of 1,488,910 shares, all pursuant to the 2000 Share Plan. As of April 30, 2002, options to purchase 14,904,746 shares were outstanding, of which stock options to purchase 14,785,746 shares were exercisable, pursuant to our stock incentive plans.

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

The following table provides a reconciliation of information used in calculating the per share amounts:


                                                            Six months ended                     Three months ended
                                                               April 30,                              April 30,
                                                    ---------------------------------      --------------------------------
                                                         2002             2001                  2002            2001
                                                         ----             ----                  ----            ----
Numerator:
   Net income (loss)-Basic                             $ 957,834     $ (1,918,216)          $  897,527    $  (788,080)
   Net income (loss)-Diluted                           $ 957,834     $ (1,918,216)          $  897,527    $  (788,080)

Denominator:
   Shares-Basic                                       67,305,726       63,602,490           67,672,917     63,994,320
   Effect of dilutive stock options                      280,277                -              241,583              -
   Shares-Dilutive                                    67,586,003       63,602,490           67,914,500     63,994,320

Net income (loss) per share:
   Basic                                               $    0.01     $      (0.03)          $     0.01    $     (0.01)
   Dilutive                                            $    0.01     $      (0.03)          $     0.01    $     (0.01)

In the six and three month periods ended April 30, 2002, options to purchase 13,417,246 and 13,408,996 shares of common stock, respectively, were outstanding but were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common shares. In the six and three month periods ended April 30, 2001, Diluted EPS is the same as Basic EPS, as the inclusion of the impact of common stock equivalents then outstanding would be anti-dilutive.

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


GENERAL

We were a development stage enterprise from inception through our fiscal year ended October 31, 2001. In the quarter ended January 31, 2002, we met the Statement of Financial Accounting Standards No. 7 requirements to no longer present our financial statements as a development stage enterprise.

Our principal operations include the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media and the development of a full-color video display.

Our line of encryption products presently includes the USS-900, the DSS-1000, the DCS-1200, the DCS-1400, the STS-1500 and the ULP-1. These encryption products are multi-functional, hardware-based digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new Advanced Encryption Standard ("AES") algorithm (algorithms available in the public domain which are used by many U.S. government agencies). We are continuing our research and development activities for additional encryption products.

We are currently using several U.S.-based electronic production contractors to produce the components for our encryption devices. We sell our products primarily through a distributor/dealer network and also to end-users.

We are also continuing our research and development activities with respect to flat panel display technologies, including our thin flat video color display ("Field Emission Display" or "FED") and our ultra-high resolution charged particle E-Paper(TM) flat panel display. Using our planar edge emission technology, we have developed engineering operational models of a 3-inch (diagonal) full-color video Field Emission Display with 160 x 170 pixels. We believe that our display:

     -- can be produced in a variety of sizes, permitting its use for any application from hand-held to HDTV devices;

     --   can function in a broad environmental range, similar to a CRT;

     --   has low power consumption requirements;

     --   can be viewed from a wide angle, similar to a CRT; and

     --   has high brightness with full color video capability.

We had been developing our Field Emission Display technology with Futaba Corporation ("Futaba") pursuant to the Joint Cooperation Agreement for Field Emission Displays (the "Futaba Agreement") which we entered into with Futaba in June 2001 for the purpose of jointly developing and commercializing a full-color video display utilizing our Field Emission Display technology. After extensive negotiations, we were unable to reach agreement with Futaba with respect to the terms of continuing our joint efforts to develop and commercialize our Field Emission Display technology, and on June 4, 2002 we received notification from Futaba terminating the Futaba Agreement. Additionally, in May 2001, we entered into an agreement (the "Volga Agreement") with Volga Svet, Ltd. ("Volga") for certain development efforts in connection with the FED technology. We are now evaluating our options for further developing and commercializing our technology.


RESULTS OF OPERATIONS

Six months ended April 30, 2002 compared with six months ended April 30, 2001

Product Sales

         Revenues

Revenues from product sales increased by approximately $13,000, to approximately $436,000, in the six month period ended April 30, 2002, from approximately $423,000 in the comparable prior-year period. The increase resulted from an increase in sales of Magicom products of approximately $99,000 (from approximately $1,000 in the six month period ended April 30, 2001 to approximately $100,000 in the six month period ended April 30, 2002), offset by a decline in sales of other products of approximately $86,000 (from approximately $422,000 in the six month period ended April 30, 2001 to approximately $336,000 in the six month period ended April 30, 2002). All product sales are encryption products. We discontinued production of Magicom products in fiscal 2000, but continue to sell our remaining inventory. All Magicom sales during the six month period ended April 30, 2002 were made at our inventory carrying value. Our product sales have been limited and are sensitive to individual large transactions. We believe that changes in product sales between periods generally represents the nature of the early stage of our product and sales channel development.

         Gross Profit

Gross profit from product sales decreased by approximately $43,000 in the six months ended April 30, 2002, to approximately $212,000, compared to approximately $255,000 in the comparable prior-year period. Product sales gross profit as a percentage of sales decreased to approximately 49% in the six month period ended April 30, 2002, compared to approximately 60% in the comparable prior-year period. The decrease in product sales gross profit as a percentage of sales resulted primarily from the increase noted above in the portion of current period sales consisting of Magicom products, as compared to the prior-year period. Because we have discontinued the Magicom products, we have reduced our selling prices for those products from our original pricing, and accordingly our gross profit on sales of the Magicom products is significantly lower than for our other products.

Collaborative Agreement

         Revenues

We recognized collaborative agreement revenues of approximately $3,458,000 under the Futaba Agreement in the six months ended April 30, 2002, as compared to no such revenues in the comparable period-year period. We recognize payments received from Futaba as income ratably over Phase I of the Futaba Agreement; accordingly, additional revenue from payments received from Futaba is expected to be recognized in the three month period ended July 31, 2002, in the amount of approximately $1,084,000. As Futaba has given notice terminating the Futaba Agreement, we will not receive any further revenue under the Futaba Agreement after the July 31, 2002 period.

         Gross Profit

Gross profit from collaborative agreement was approximately $2,428,000 in the six month period ended April 30, 2002 as a result of revenues recognized under the Futaba Agreement, as compared to no such gross profit in the comparable prior year period. Gross profit from collaborative agreement in the six month period ended April 30, 2002 is net of cost of revenues of approximately $1,030,000 consisting of research and development costs relating to FED technology. Research and development costs relating to FED technology were included in research and development expenses in the prior-year period.

Research and Development Expenses

Research and development expenses decreased approximately $421,000 to approximately $694,000 for the six months ended April 30, 2002, from approximately $1,115,000 for the comparable prior-year period. The decrease in research and development expenses reflects the classification as costs of revenues of development efforts related to FED technology in the six months ended April 30, 2002, rather than research and development expenses as in the prior-year period. In addition, outside R&D costs were reduced by approximately $33,000, non-employee consultant expense was reduced by approximately $54,000, and employee compensation and related costs were reduced by approximately $130,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $65,000 to approximately $1,003,000 for the six month period ended April 30, 2002 from approximately $1,068,000 for the comparable prior-year period. The decrease in selling, general and administrative expenses reflects favorable collection experience resulting in the recovery of a previously recorded bad debt charge of $60,000 and a reduction in non-employee consultant expense of approximately $104,000, offset by an increase in professional fees of approximately $51,000, an increase in employee compensation and related costs of approximately $15,000, and an increase in advertising expense of approximately $16,000.

Interest Income

Interest income increased by approximately $5,000 to approximately $15,000 in the six months ended April 30, 2002 as compared to approximately $10,000 in the comparable period in the prior-year, primarily as a result of an increase in average funds available for investment offset by a reduction in prevailing interest rates.

Three months ended April 30, 2002 compared with three months ended April 30,
2001

Product Sales

         Revenues

Revenues from product sales decreased by approximately $53,000, to approximately $192,000, in the three month period ended April 30, 2002, from approximately $245,000 in the comparable prior-year period. The decrease in products sales was due to lower unit sales. Our product sales have been limited and are sensitive to individual large transactions, and a reduction in the number of such transactions resulted in lower unit sales.

         Gross Profit

Gross profit decreased by approximately $22,000 in the three months ended April 30, 2002, to approximately $129,000, compared to approximately $151,000 in the comparable prior-year period. Gross profit as a percentage of sales increased to approximately 67% in the three month period ended April 30, 2002, compared to approximately 62% in the comparable prior-year period. The increase in product sales gross profit as a percentage of sales resulted primarily from normal pricing variations.

Collaborative Agreement

         Revenues

We recognized collaborative agreement revenues of approximately $2,425,000 under the Futaba Agreement in the three months ended April 30, 2002, as compared to no such revenues in the comparable period-year period. We recognize payments received from Futaba as income ratably over Phase I of the Futaba Agreement.

         Gross Profit

Gross profit from collaborative agreement was approximately $1,660,000 in the three month period ended April 30, 2002 as a result of revenues recognized under the Futaba Agreement, as compared to no such gross profit in the comparable prior-year period. Gross profit from collaborative agreement in the three month period ended April 30, 2002 is net of cost of revenues of approximately $765,000 consisting of research and development costs relating to FED technology. Research and development costs relating to FED technology were included in research and development expenses in the prior-year period.

Research and Development Expenses

Research and development expenses decreased approximately $82,000 to approximately $400,000 for the three months ended April 30, 2002, from approximately $482,000 for the comparable prior-year period. The decrease in research and development expenses reflects the classification as costs of revenues of development efforts related to FED technology, rather than research and development expense as in the prior-year period. In addition, patent related costs increased by approximately $48,000, offset by a reduction in employee compensation and related costs of approximately $28,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $41,000 to approximately $501,000 for the three month period ended January 31, 2002 from approximately $460,000 for the three month period ended April 30, 2001. The increase in selling, general and administrative expenses reflects an increase in professional fees of approximately $37,000 and advertising expense of approximately $7,000.

Interest Income

Interest income increased by approximately $8,000 to approximately $10,000 in the three months ended April 30, 2002 as compared to approximately $2,000 in the comparable period in the prior-year, primarily as a result of an increase in average funds available for investment offset by a reduction in prevailing interest rates.


LIQUIDITY AND CAPITAL RESOURCES

In June 2001, we received the initial $2,500,000 payment provided for by the Futaba Agreement for the first phase of development of a prototype for a 320 x 240 pixel, 5-inch diagonal display having numerous advanced features, including wide viewing angle, low power consumption, high-resolution and an ultra-bright screen. The Futaba Agreement further provided for negotiations between the parties regarding additional compensation to us for the use of our technology developed prior to entering into the Futaba Agreement. In January 2002, Futaba paid us an additional $3,000,000 as partial compensation for the use of this technology.

We agreed to pay Volga the sum of $180,000 per quarter for its development work during the first year of the Volga Agreement, which has been paid in full as of April 30, 2002. Volga is required to grant us licenses for background technology, and for technology developed under the Volga Agreement, upon the payment of amounts to be negotiated between the parties, which may include the payment of royalties based on sales of products resulting from the development activities under the Volga Agreement. We entered into a letter agreement with Volga, effective as of February 1, 2002, to pay Volga a total of $750,000 in connection with the $3,000,000 we received from Futaba in January 2002. The $750,000 was payable in installments over a five-month period ending in June 2002. As of June 10, 2002, all such amounts have been paid. The funds received by Volga are required to be used primarily for research and development and for purchasing facilities and production areas for FED technology.

From our inception through June 2001, we met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. Commencing in the fourth quarter of fiscal 1999, we also began to generate cash from sales of our encryption products, and, commencing in June 2001, we began to receive development payments from Futaba under the Futaba Agreement.

During the six months ended April 30, 2002, our operating activities provided approximately $858,000 in cash. This resulted primarily from $3,000,000 in payments received from Futaba and cash of approximately $525,000 received from sales of encryption products, which was offset by payments to suppliers, employees and consultants of approximately $2,681,000. As a result, our cash and cash equivalents at April 30, 2002 increased to approximately $2,142,000 from approximately $1,317,000 at the end of fiscal 2001.

Accounts receivable decreased by approximately $29,000 from approximately $536,000 at the end of fiscal 2001 to approximately $507,000 at April 30, 2002, as a result of the timing of collections offset by the reduction in the allowance for doubtful accounts. Inventories increased approximately $12,000 from approximately $1,589,000 at October 31, 2001 to approximately $1,601,000 at April 30, 2002, as a result of the timing of shipments and production schedules. Prepaid expenses and other assets increased by approximately $57,000 from approximately $137,000 at the end of fiscal 2001 to approximately $194,000 at April 30, 2002, primarily as a result of the timing of payments of prepaid items such as insurance and membership fees. Accounts payable and accrued liabilities decreased by approximately $403,000 from approximately $854,000 at the end of fiscal 2001 to approximately $451,000 at April 30, 2002, as a result of the decrease in operating expenses and the timing of payments. We recognize the cash received from Futaba as income ratably over Phase I; accordingly, deferred revenue represents the portion not yet recognized as income. Deferred revenue decreased by approximately $458,000 from approximately $1,542,000 at October 31, 2001 to approximately $1,084,000 at April 30, 2002.

As a result of these changes, working capital at April 30, 2002 increased to approximately $2,910,000 from approximately $1,184,000 at the end of fiscal 2001.

Our working capital includes inventory of approximately $1,601,000. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

Management believes its other assets, which consist principally of commercial trade barter credits, will be realized through future usage in accordance with our original utilization plan, and accordingly are properly valued as of April 30, 2002. We will continue to assess that utilization plan on a quarterly basis.

In addition to the current liabilities recorded on our balance sheet, we are subject to various contractual commitments, including payments to Volga during the three month period ended July 31, 2002 of approximately $300,000. Our plans and expectations for our working capital needs also assume that our Chairman of the Board, President and other senior level personnel will continue to perform services without cash compensation or pension benefits. There can be no assurance that such personnel will continue to provide such services without such compensation.

We believe that our existing cash and net accounts receivable, together with cash flows from future sales of encryption products and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2003. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers who market our encryption products on a non-exclusive basis. During the six months ended April 30, 2002, we have recognized revenues from product sales of approximately $436,000 and revenues in connection with the Futaba Agreement of approximately $3,458,000.

Our common stock is listed on The Nasdaq National Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid price of at least $1 per share and we maintain either stockholders' equity of at least $10,000,000 or net tangible assets of at least $4,000,000. Commencing November 1, 2002, we will be required to comply with the $10,000,000 stockholders' equity requirement. The closing bid price of our common stock on June 10, 2002, was $0.59, and the bid price has been below $1 since February 12, 2001. On May 16, 2002, Nasdaq notified us that, as a result of such failure to meet the bid price standard, our common stock is subject to delisting from The Nasdaq National Market. We have requested a hearing before a Nasdaq Listings Qualification Panel to review this decision. During the appeal process, our securities will remain listed on The Nasdaq National Market. If we are not successful in our appeal, we can apply for transfer of our listing to The Nasdaq SmallCap Market if we meet its continued listing standards, including stockholders' equity of $2,500,000. The Nasdaq SmallCap

Market also requires a $1 bid price, but provides 90 additional calendar days (or until August 13, 2002) to regain compliance (which period may be extended for an additional 180 calendar days if we meet the initial listing standards, including stockholders' equity of $5,000,000, or market capitalization of $50,000,000, or net income in the last completed fiscal year of $750,000). A delisting of our common stock could have an adverse effect on the market price and liquidity of our common stock.


GENERAL RISKS AND UNCERTAINTIES

Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:

-- In prior periods we had experienced significant net losses and negative cash flows from operations and they may occur again.

Although we had a net profit for the six month period ended April 30, 2002, in prior periods we had net losses and negative cash flows from operations. We may incur substantial losses and experience substantial negative cash flows from operations in the future. Our net profit for the six month period ended April 30, 2002 resulted largely from payments from Futaba under the Futaba Agreement. We will continue through June 2002 to recognize as income portions of the payments from Futaba. The Futaba Agreement terminated in June 2002, and it is likely that we will again incur substantial net losses.

We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through April 30, 2002. We have set forth below our net income (losses), research and development expenses and net cash provided by (used in) operations for the fiscal years ended October 31, 2001 and 2000, and the six month periods ended April 30, 2002 and 2001:


                                                                                                (Unaudited)
                                                          Fiscal Years Ended                 Six Months Ended
                                                              October 31,                        April 30,
                                                     ------------------------------    ------------------------------
                                                          2001           2000               2002           2001
                                                          ----           ----               ----           ----
Net (loss) income                                    $(3,571,957)    $(4,964,173)      $   957,834    $(1,918,216)
Research and development                             $ 2,325,000     $ 2,732,000       $   693,691    $ 1,115,036
Net cash (used in) provided by operations            $  (717,845)    $(4,840,578)      $   858,104    $(1,771,762)

-- We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders.

We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities, market our products and satisfy the continued-listing standards for the Nasdaq Stock Market. We believe that our existing cash and net accounts receivable, together with cash flows from sales of encryption products and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2003. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

-- We may not generate sufficient revenues to support our operations in the future or to generate profits.

We are engaged in two principal operations: (i) developing, manufacturing and marketing encryption products for voice, fax, and data communications and (ii) with Volga, developing an advanced flat panel video display technology. Our encryption products are only in their initial stages of commercial production and our flat panel display technology is still in the research and development stage. Our investments in research and development are considerable. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

     --   our ability to successfully market our line of encryption products;
     -- our production capabilities and those of our suppliers as required for the production of our encryption products;
     -- long-term product performance and the capability of our dealers and distributors to adequately service our products;
     -- our ability to maintain an acceptable pricing level to end-users for our products;
     --   the ability of suppliers to meet our requirements and schedule;
     --   our  ability  to   successfully   develop  our  new   products   under
          development;
     --   rapidly changing consumer preferences;
     -- the possible development of competitive products that could render our products obsolete or unmarketable;
     -- our ability to further develop and to commercialize our flat panel display technology in light of the termination of the Futaba Agreement;
     -- our ability to jointly develop with Volga a full-color video display that can be successfully marketed; and
     -- our future negotiations with Volga with respect to payments and other arrangements under the Volga Agreement.

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

To maintain our listing on The Nasdaq National Market, Nasdaq requires, among other things, that our stock maintain a minimum closing bid price of at least $1 per share and we maintain either stockholders' equity of at least $10,000,000 or net tangible assets of at least $4,000,000. Commencing November 1, 2002, we will be required to comply with the $10,000,000 stockholders' equity requirement. The closing bid price of our common stock on June 10, 2002, was $0.59, and the bid price has been below $1 since February 12, 2001. On May 16, 2002, Nasdaq notified us that, as a result of such failure to meet the bid price standard, our common stock is subject to delisting from The Nasdaq National Market. We have requested a hearing before a Nasdaq Listings Qualification Panel to review this decision. During the appeal process, our securities will remain listed on The Nasdaq National Market. If we are not successful in our appeal, we can apply for transfer of our listing to The Nasdaq SmallCap Market if we meet its continued listing standards, including stockholders' equity of $2,500,000. The Nasdaq SmallCap Market also requires a $1 bid price, but provides 90 additional calendar days (or until August 13, 2002) to regain compliance (which period may be extended for an additional 180 calendar days if we meet the initial listing standards, including stockholders' equity of $5,000,000, or market capitalization of $50,000,000, or net income in the last completed fiscal year of $750,000). A delisting of our common stock could have an adverse effect on the market price and liquidity of our common stock.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

                  No current report on Form 8-K was filed for the Company during the quarter ended April 30, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CopyTele, Inc.

                                    By: /s/ Denis A. Krusos
                                    ----------------------------------
                                    Denis A. Krusos
                                    Chairman of the Board,
                                    Chief Executive Officer
June 14, 2002                       (Principal Executive Officer)

                                    By:/s/ Frank J. DiSanto
                                    ----------------------------------
                                    Frank J. DiSanto
June 14, 2002                       President

                                    By:/s/ Henry P. Herms
                                    ----------------------------------
                                    Henry P. Herms
                                    Vice President - Finance and
                                    Chief Financial Officer  (Principal
June 14, 2002                       Financial and Accounting Officer)