Form 10-Q
period 2002-07-31
COPYTELE INC
filed 2002-09-16
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2002

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

                                  Yes X No ___




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On September 9, 2002, the registrant had outstanding 69,181,135 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS
                                -----------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Information with respect to financial statements                      3

         Condensed Balance Sheets as of July 31, 2002 (Unaudited) and
             October 31, 2001                                                  4

         Condensed Statements of Operations (Unaudited) for the nine months
             ended July 31, 2002  and 2001                                     5

         Condensed Statements of Operations (Unaudited) for the three months
            ended July 31, 2002 and 2001                                       6

         Condensed Statements of Cash Flows (Unaudited) for the nine months
            ended July 31, 2002  and 2001                                      7

         Notes to Condensed Financial Statements (Unaudited)                8-15

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                        16-28
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.          28



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                                   28

          SIGNATURES                                                          29

          CERTIFICATIONS                                                      30

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
         ---------------------


INFORMATION WITH RESPECT  TO FINANCIAL STATEMENTS

Our quarterly report for the period ended April 30, 2002 included financial statements which, at the time the report was filed with the SEC, had not been reviewed by an independent public accountant pursuant to Rule 10-01 (d) of Regulation S-X. This was because we elected not to have Arthur Andersen LLP, our former independent public accountants, conduct the review, as allowed under temporary SEC regulations applicable to issuers that recently used Arthur Andersen as their independent public accountants, but no longer do so. Our new independent public accountants, Grant Thornton LLP, completed the review required by Rule 10-01 (d) of Regulation S-X of the financial statements included in our quarterly report for the period ended April 30, 2002 within the sixty day period required by the temporary SEC regulations. The financial statements included in our quarterly report for the period ended April 30, 2002 remain unchanged.


                                 COPYTELE, INC.
                                 --------------
                            CONDENSED BALANCE SHEETS
                            ------------------------


                                                                              (Unaudited)
                                                                               July 31,             October 31,
                                         ASSETS                                  2002                  2001
                                         ------
                                                                           ------------------    ------------------

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  1,301,748          $  1,316,860
   Accounts receivable, net of allowance for doubtful accounts of
      $145,000 and $240,000, respectively                                          201,943               536,391
   Other receivables                                                               322,952                     -
   Inventories                                                                   1,516,553             1,589,350
   Prepaid expenses and other current assets                                       136,669               136,902
                                                                           ------------------    ------------------
                        Total current assets                                     3,479,865             3,579,503

PROPERTY AND EQUIPMENT, net                                                         84,280               119,487

OTHER ASSETS                                                                        11,302             2,863,413
                                                                           ------------------    ------------------
                                                                              $  3,575,447           $ 6,562,403
                                                                           ==================    ==================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                          $     340,892         $     816,011
   Accrued liabilities                                                              52,854                38,199
   Deferred revenue                                                                      -             1,541,667
                                                                           ------------------    ------------------
                       Total current liabilities                                    393,746            2,395,877

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized;
      no shares issued or outstanding                                                    -                     -
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 68,839,145 and 66,521,100 shares issued
      and outstanding, respectively
                                                                                   688,391               665,211
   Additional paid-in capital                                                   63,260,715            62,197,370
   Accumulated deficit                                                         (60,767,405)          (58,696,055)
                                                                           ------------------    ------------------
                                                                                 3,181,701             4,166,526
                                                                           ------------------    ------------------
                                                                              $  3,575,447         $   6,562,403
                                                                           ==================    ==================


 The accompanying notes are an integral part of these condensed balance sheets.


                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ---------------------------------------------


                                                                                               For the nine months ended
                                                                                         --------------------------------------
                                                                                                        July 31,
                                                                                         ---------------------------------------
                                                                                               2002                  2001
                                                                                         -----------------     -----------------


REVENUES                                                                                     $  5,148,023         $      939,133

COST OF REVENUES                                                                                1,761,983                380,046
                                                                                         -----------------     -----------------

         Gross profit                                                                           3,386,040                559,087

RESEARCH AND DEVELOPMENT EXPENSES                                                               1,075,274              1,654,457

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                   1,581,517              1,688,958
                                                                                         -----------------     -----------------

         Income (loss) from operations                                                            729,249           (2,784,328)

IMPAIRMENT LOSS ON COMMERCIAL TRADE BARTER CREDITS                                             (2,820,800)             (100,000)

INTEREST INCOME                                                                                    20,201                19,805
                                                                                         -----------------     -----------------

         Net loss                                                                             $(2,071,350)        $  (2,864,523)
                                                                                         =================     =================


PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                                                 $        (0.03)         $      (0.04)
                                                                                         =================     =================


Shares used in computing net loss per share:
         Basic and Diluted                                                                     67,657,539             64,078,349
                                                                                         ================      =================



The accompanying notes are an integral part of these condensed statements.


                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------
                                                                                               For the three months ended
                                                                                         --------------------------------------
                                                                                                        July 31,
                                                                                         ---------------------------------------
                                                                                               2002                  2001
                                                                                         -----------------     -----------------


REVENUES                                                                                     $ 1,253,859         $     515,828


COST OF REVENUES                                                                                 507,876               211,580
                                                                                         -----------------     -----------------

         Gross profit                                                                            745,983               304,248

RESEARCH AND DEVELOPMENT EXPENSES                                                                381,583               539,421

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                     578,478               620,722
                                                                                         -----------------     -----------------

         Loss from operations                                                                   (214,078)             (855,895)

IMPAIRMENT LOSS ON COMMERCIAL TRADE BARTER CREDITS                                            (2,820,800)             (100,000)

INTEREST INCOME                                                                                    5,694                 9,588
                                                                                         -----------------     -----------------

         Net loss                                                                           $(3,029,184)         $    (946,307)
                                                                                         =================     =================


PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                                                     $ (0.04)               $ (0.01)
                                                                                         =================     =================

Shares used in computing net loss per share:
         Basic and Diluted                                                                   68,349,693            65,009,379
                                                                                         =================     =================



The accompanying notes are an integral part of these condensed statements.




                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ---------------------------------------------

                                                                                                   For the nine months ended
                                                                                                            July 31,
                                                                                             ----------------------------------
                                                                                                   2002                  2001
                                                                                             ------------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                                          $(3,650,574)          $(2,921,753)
   Cash received from customers                                                                   642,852               382,756
   Cash received from collaborative agreements                                                  3,000,000             2,500,000
   Interest received                                                                               20,201                19,805
                                                                                             ------------------    ------------
           Net cash provided by (used in) operating activities                                     12,479               (19,192)
                                                                                             ------------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment
                                                                                                  (35,591)              (15,971)
   Proceeds from maturities of investments                                                              -                96,873
                                                                                             ------------------    ------------
           Net cash (used in) provided by investing activities                                    (35,591)               80,902
                                                                                             ------------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, net of registration costs                               8,000               819,759
                                                                                             ------------------    ------------
           Net cash provided by financing activities                                                8,000               819,759
                                                                                             ------------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (15,112)             881,469


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                1,316,860             1,134,045
                                                                                             ------------------    ------------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                                   $ 1,301,748          $  2,015,514
                                                                                             ==================    ============
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

   Net loss                                                                                 $  (2,071,350)          $(2,864,523)
   Impairment loss on commercial trade barter credits                                           2,820,800               100,000
   Stock option compensation to consultants                                                             -               132,508
   Stock awards granted to employees and consultants pursuant to stock incentive plans
                                                                                                1,078,525               600,023
   Stock issued to consultants for services rendered
                                                                                                        -                95,000
   Provision for doubtful accounts
                                                                                                  (25,000)              123,500
   Depreciation and amortization
                                                                                                   70,798               156,511
   Change in operating assets and liabilities:
      Accounts receivable and other receivables                                                    36,496              (223,044)
      Inventories                                                                                  72,797               149,441
      Prepaid expenses and other current assets                                                       233              (158,767)
      Other assets                                                                                 31,311                 5,145
      Accounts payable and accrued liabilities                                                   (460,464)             (301,653)
      Deferred revenue                                                                         (1,541,667)            2,166,667
                                                                                             -----------------     ------------
           Net cash provided by (used in) operating activities                            $        12,479         $    (19,192)
                                                                                             =================     ============


The accompanying notes are an integral part of these condensed statements.


                                 COPYTELE, INC.
                                 --------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (UNAUDITED)
                                    ---------

(1)  Nature and Development of Business and Other Disclosures
     --------------------------------------------------------

Organization and Development of Business
----------------------------------------

CopyTele, Inc. was incorporated on November 5, 1982 and was a development stage enterprise from inception through our fiscal year ended October 31, 2001. In the quarter ended January 31, 2002, we met the Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises" requirements to no longer present our financial statements as a development stage enterprise.

Our principal operations include the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media and the development of a full-color video display.

Our line of encryption products presently includes the USS-900 (Universal Secure System), the DSS-1000 (Digital Security System), the DCS-1200 and DCS-1400 (Digital Cellular/Satellite), the STS-1500 (Secure Teleconferencing System) and the ULP-1 (Ultimate Laptop Privacy). These encryption products are multi-functional, hardware-based digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new Advanced Encryption Standard ("AES") algorithm (algorithms available in the public domain which are used by many U.S. government agencies). We are continuing our research and development activities for additional encryption products.

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

Additionally, in May 2001, we entered into an agreement with Volga Svet, Ltd. ("Volga") for certain development efforts in connection with the FED technology. Under this agreement, we agreed to pay Volga the sum of $180,000 per quarter for its development work during the first year of the Volga Agreement, which was paid in full as of April 30, 2002. In connection with the additional $3,000,000 payment received from Futaba, we entered into a letter agreement, effective as of February 1, 2002, to pay Volga a total of $750,000 (payable during the three months ended April 30, 2002 and July 31, 2002, in the amounts of $450,000 and $300,000, respectively) to continue development under Phase I of the Futaba Agreement.

Funding and Management's Plans
------------------------------

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

During the nine months ended July 31, 2002, our operating activities provided approximately $12,000 in cash. This resulted from $3,000,000 in payments received from Futaba, cash of approximately $643,000 received from collections of accounts receivable related to sales of encryption products and approximately $20,000 of interest income received, which was offset by payments to suppliers, employees and consultants of approximately $3,651,000. In addition, we received approximately $8,000 in cash upon the exercise of stock options and purchased approximately $36,000 of equipment. As a result, our cash and cash equivalents at July 31, 2002 decreased to approximately $1,302,000 from approximately $1,317,000 at the end of fiscal 2001. We believe that our existing cash and net accounts receivable, together with cash flows from future sales of encryption products and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2003.

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

Our common stock is listed on The Nasdaq SmallCap Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid price of at least $1 per share and we maintain either stockholders' equity of $2,500,000, or market capitalization of $35,000,000, or net income in the last complete fiscal year of $500,000. The closing bid price of our common stock on September 9, 2002, was $0.35, and it has been below $1 since February 12, 2001. In August 2002, Nasdaq notified us that our common stock is subject to delisting if, at anytime before February 10, 2003, the bid price of our common stock fails to close at $1 per share or more for a minimum of 10 consecutive trading days. A delisting of our common stock could have an adverse effect on the market price and liquidity of our common stock.

Basis of Presentation
---------------------

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information contained herein is for the nine and three-month periods ended July 31, 2002 and 2001. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

The results of operations for interim periods may not necessarily reflect the results of operations for a full year. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001, for more extensive disclosures than contained in these condensed financial statements.

Realizability of Assets
-----------------------

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

As more fully discussed in Note 2, we continually evaluated the carrying amount of our commercial trade barter credits for any impairment loss. As a result of this evaluation, we wrote off all unused barter credits during the three months ended July 31, 2002.

Product Development
-------------------

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

Revenue Recognition
-------------------

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

        Collaborative Agreement
        -----------------------

        The initial $2.5 million payment from Futaba under the Futaba Agreement has been recognized ratably over Phase I, the period of our commitment under this portion of the contract. The $3 million payment received from Futaba under the Futaba Agreement during the three months ended January 31, 2002 has been recognized ratably over the remaining term of Phase I.

        Sales Returns and Allowances
        ----------------------------

        Revenues are recorded net of sales returns. There were no sales returns during the nine and three-month periods ended July 31, 2002 and 2001. Based upon a specific review and in accordance with our contractual return policy, management believes that no reserve for anticipated sales returns is required as of July 31, 2002.

        Deferred Revenue
        ----------------

        Payments received from Futaba under the Futaba Agreement, which are in excess of the amounts recognized as revenue, are recorded as deferred revenue in the accompanying condensed balance sheet. As of July 31, 2002, revenue has been recognized on all payments received from Futaba.

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

Impact of Recent Accounting Pronouncements
------------------------------------------

In June 2001, the Financial  Accounting  Standards Board ("FASB") finalized
SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. We do not believe the adoption of SFAS No. 141 will have a material effect, if any, on our financial position or results of operations.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires that we complete a transitional goodwill impairment test nine months from the date of adoption. Management is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS No. 142 will have no effect on our financial position or results of operations as we do not have any intangible assets falling under the scope of this statement.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS No. 143 will have a material effect on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. We do not believe the adoption of SFAS No. 144 will have a material effect on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No.145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. We do not believe the adoption of SFAS No. 145 will have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We do not believe the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

(2) Barter Transaction and Associated Impairment
    --------------------------------------------

In August 2000, we entered into a nonmonetary barter transaction in which we sold $3,000,000 of certain inventory in exchange for an equal value of commercial trade credits. In accordance with APB No. 29, "Accounting for Non-Monetary Transactions," we recognized no gain or loss on the transaction as it was management's opinion that this exchange was effected at fair market value. These trade credits, which are recorded as other assets on the accompanying condensed balance sheet as of October 31, 2001, may be redeemed to reduce the cost of advertising as well as other products and services. As is typical of such arrangements, to utilize barter credits we must pay a certain percentage of the advertising or other expense in cash. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we continually evaluate the carrying amount of this asset for any potential impairment.

Unused barter credits at May 1, 2002 aggregated approximately $2,821,000. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay between 65-70% of the transaction value in cash. Because our anticipated cash flow has been negatively affected by the termination of the Futaba Agreement, our ability to make such payments and thereby utilize the barter credits is uncertain. Therefore, during the three months ended July 31, 2002, we wrote off all unused barter credits, thereby recognizing an impairment loss in the amount of approximately $2,821,000.

(3) Inventories
    -----------

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, which represents our best estimate of market value. Inventories consist of the following as of:

                                                 July 31,       October 31,
                                                   2002             2001
                                          ----------------     ------------

 Component parts                          $        431,540   $       411,111
 Work-in-process                                    31,662            23,189
 Finished products                               1,053,351         1,155,050
                                          ----------------   ---------------
                                          $      1,516,553   $     1,589,350
                                          ================   ===============

(4) Other Receivables
    -----------------

In May and June 2002, we received restricted common stock from a customer in connection with an outstanding accounts receivable balance of approximately $323,000. We anticipate settling this accounts receivable balance through the sale of the restricted common stock. Any deficiency between the proceeds from the sale of the restricted common stock and the balance of the outstanding accounts receivable balance will be cured by the customer and/or its principal shareholder.

(5) Stock Incentive Plans
    ---------------------

We have three stock incentive plans: the 1987 Stock Option Plan, the CopyTele, Inc. 1993 Stock Option Plan, and the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan"), which were adopted by our Board of Directors on April 1, 1987, April 28, 1993, and May 8, 2000, respectively.

SFAS No. 123 "Accounting for Stock Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock options granted to employees using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, we have not recognized any compensation cost, as all option grants to employees have been made at the fair market value of our stock on the date of grant.

We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123. Such compensation expense for consultant's options in the nine-month periods ended July 31, 2002 and 2001, was approximately $0 and $133,000, respectively, and in the three-month periods ended July 31, 2002 and 2001, was approximately $0 and $30,000, respectively. Such compensation expense was recognized in accordance with Emerging Issues Task Force Issue No. 00-08, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" and No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and is included in either research and development expenses or selling, general and administrative expenses, as applicable, in the accompanying condensed statements of operations.

During the nine month period ended July 31, 2002, we granted options to purchase 59,000 shares and stock awards of 2,298,045 shares, all pursuant to the 2000 Share Plan. As of July 31, 2002, options to purchase 14,704,746 shares were outstanding, of which stock options to purchase 14,585,746 shares were exercisable, pursuant to our stock incentive plans. During the period from July 1, 2002 through September 9, 2002, we granted stock awards of 341,990 shares, pursuant to the 2000 Share plan.

(6) Net Loss Per Share of Common Stock
    ----------------------------------

We comply with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. Excluded from the calculation for the nine-month and three-month periods ended July 31, 2002 were options to purchase 14,704,746 shares, and for the nine-month and three-month periods ended July 31, 2001 were options to purchase 13,894,546 shares and warrants to purchase 1,373,250 shares.

(7)  Segment Information
     -------------------

We follow the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on management `s approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products. Prior to commencement of the Futaba Agreement in June 2001, we operated in one segment. The following represents selected financial information for our segments for the nine-month and three-month periods ended July 31, 2002 and 2001:

                                     For the nine months ended                          For the three months ended
                           -----------------------------------------------    ------------------------------------------------
                           -------------- --------------- ----------------    --------------- --------------- ----------------
                            Flat-Panel      Encryption                          Flat-Panel      Encryption
                              Display        Products          Total             Display         Products          Total
                              -------        --------          -----             -------         --------          -----

July 31, 2002:
Net revenues                $4,541,667      $   606,356      $5,148,023           $1,083,667   $    170,192     $1,253,859
Net income (loss)            2,266,381       (4,337,731)     (2,071,350)             367,978     (3,397,162)    (3,029,184)
Depreciation                    32,966           37,833          70,799                7,780         14,021         21,801


July 31, 2001:
Net revenues                $   333,333       $  605,800     $   939,133         $   333,333      $  182,495   $   515,828
Net (loss)                      (7,578)       (2,856,945)     (2,864,523)             (7,578)       (938,729)     (946,307)

Depreciation                     7,009            149,501        156,510               7,009          38,606        45,615

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

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

GENERAL
-------

We were a development stage enterprise from inception through our fiscal year ended October 31, 2001. In the quarter ended January 31, 2002, we met the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises" requirements to no longer present our financial statements as a development stage enterprise.

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

We are also continuing our research and development activities with respect to flat panel display technologies, including our thin flat video color display ("Field Emission Display" or "FED") and our ultra-high resolution charged particle E-Paper(TM) flat panel display. Using our planar edge emission technology, we have developed engineering operational models of a 3-inch (diagonal) full-color video Field Emission Display with 160 x 170 pixels and a 5-inch (diagonal) monochrome video Field Emission Display with 320 x 240 pixels. We believe that our display:

     - can be produced in a variety of sizes, permitting its use for any application from hand-held to HDTV devices;

     -    can function in a broad environmental range, similar to a CRT;

     -    has low power consumption requirements;

     -    can be viewed from a wide angle, similar to a CRT; and

     -    has high brightness with full color video capability.

We had been developing our Field Emission Display technology with Futaba Corporation ("Futaba") pursuant to the Joint Cooperation Agreement for Field Emission Displays (the "Futaba Agreement") which we entered into with Futaba in June 2001 for the purpose of jointly developing and commercializing a full-color video display utilizing our Field Emission Display technology. After extensive negotiations, we were unable to reach agreement with Futaba with respect to the terms of continuing our joint efforts to develop and commercialize our Field Emission Display technology, and on June 4, 2002 we received notification from Futaba terminating the Futaba Agreement. Since the termination, we have been continuing to communicate with Futaba in an attempt to reach common ground on certain issues. The main issues include whether Futaba has an effective license to our FED technology and whether Futaba can use that technology. Our position is that Futaba has no such license or right. Futaba has acknowledged that, even if it does have a license, that license requires that a royalty be agreed upon if Futaba sells products using our FED technology.

Additionally, in May 2001, we entered into an agreement (the "Volga Agreement") with Volga Svet, Ltd. ("Volga") for certain development efforts in connection with the FED technology. We and Volga are continuing to develop larger prototypes of our FED display. In addition, we are in discussions with several major companies who could produce displays using our FED technology for use in their own products.


RESULTS OF OPERATIONS
---------------------

Nine months ended July 31, 2002 compared with nine months ended July 31, 2001

Product Sales

Revenues
--------

Revenues from product sales were approximately $606,000 in both the nine-month period ended July 31, 2002 and in the comparable prior year period. Product sales included an increase in sales of Magicom products of approximately $98,000 (from approximately $23,000 in the nine-month period ended July 31, 2001 to approximately $121,000 in the nine-month period ended July 31, 2002), offset by a decline in sales of other products of approximately $98,000 (from approximately $583,000 in the nine-month period ended July 31, 2001 to approximately $485,000 in the nine-month period ended July 31, 2002). All product sales are encryption products. We discontinued production of Magicom products in fiscal 2000, but continue to sell our remaining inventory. All Magicom sales during the nine-month period ended July, 2002 were made at our inventory carrying value. Our product sales have been limited and are sensitive to individual large transactions. We believe that changes in product sales between periods generally represents the nature of the early stage of our product and sales channel development.


         Gross Profit

Gross profit from product sales decreased by approximately $66,000 in the nine months ended July 31, 2002, to approximately $288,000, compared to approximately $354,000 in the comparable prior-year period. Product sales gross profit as a percentage of sales decreased to approximately 48% in the nine-month period ended July 31, 2002, compared to approximately 58% in the comparable prior-year period. The decrease in product sales gross profit as a percentage of sales resulted primarily from the increase noted above in the portion of current period sales consisting of Magicom products, as compared to the prior-year period. Because we have discontinued the Magicom products, we have reduced our selling prices for those products from our original pricing, and accordingly our gross profit on sales of the Magicom products is significantly lower than for our other products.

Collaborative Agreement
-----------------------

         Revenues

We recognized collaborative agreement revenues of approximately $4,542,000 under the Futaba Agreement in the nine-months ended July 31, 2002, as compared to approximately $333,000 in the comparable period-year period, an increase of approximately $4,209,000. We recognize payments received from Futaba as income ratably over Phase I of the Futaba Agreement. As Futaba has given notice terminating the Futaba Agreement, we do not anticipate receiving any further revenue under the Futaba Agreement after the July 31, 2002 period.

         Gross Profit

Gross profit from collaborative agreement increased by approximately $2,893,000, to approximately $3,098,000, in the nine-month period ended July 31, 2002 as a result of revenues recognized under the Futaba Agreement, as compared to approximately $205,000 in the comparable prior-year period. Gross profit from collaborative agreement in the nine-month period ended July 31, 2002 is net of cost of revenues of approximately $1,444,000 consisting of research and development costs relating to FED technology, including cost of revenue related to the Volga Agreement of approximately $1,194,000. Collaborative agreement cost of revenues for the nine months ended July 31, 2001 were approximately $128,000, including cost of revenue related to the Volga Agreement of approximately $96,000. Research and development costs relating to FED technology were included in research and development expenses prior to the commencement of the Futaba Agreement in June 2001 and after its termination in June 2002.

Research and Development Expenses
---------------------------------

Research and development expenses decreased approximately $579,000 to approximately $1,075,000 for the nine months ended July 31, 2002, from approximately $1,654,000 for the comparable prior-year period. The decrease in research and development expenses reflects the classification as costs of revenues of development efforts related to FED technology during the term of the Futaba Agreement, rather than research and development expenses. In addition, employee compensation and related costs were reduced by approximately $96,000, non-employee consultant expense was reduced by approximately $81,000, depreciation expense decreased by approximately $ 67,000, engineering supplies expense decreased by approximately $41,000, and outside R&D costs were reduced by approximately $29,000.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by approximately $107,000 to approximately $1,582,000 for the nine-month period ended July 31, 2002 from approximately $1,689,000 for the comparable prior-year period. The decrease in selling, general and administrative expenses reflects a reduction in the provision for doubtful accounts of approximately $149,000, and a reduction in non-employee consulting expense of approximately $102,000, offset by an increase in professional fees of approximately $95,000 and an increase in advertising expense of approximately $40,000.

Impairment Loss on Commercial Trade Barter Credits
--------------------------------------------------

During the three months ended July 31, 2002, we recognized an impairment loss in the amount of approximately $2,821,000 in connection with unused commercial trade barter credits. These trade credits may be redeemed to reduce the cost of advertising as well as other products and services. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay between 65-70% of the transaction value in cash. Because our anticipated cash flow has been negatively affected by the termination of the Futaba Agreement, our ability to make such payments and thereby utilize the barter credits is uncertain. During the three months ended July 31, 2001, we recognized an impairment charge in the amount of $100,000 related to the commercial trade barter credits.

Interest Income
---------------

Interest income was approximately $20,000 in each of the nine-month periods ended July 31, 2002 and 2001, respectively. This resulted from an increase in average funds available for investment offset by a reduction in prevailing interest rates.

Three months ended July 31, 2002 compared with three months ended July 31, 2001
-------------------------------------------------------------------------------

Product Sales
-------------

         Revenues

Revenues from product sales decreased by approximately $13,000, to approximately $170,000, in the three-month period ended July 31, 2002, from approximately $183,000 in the comparable prior-year period. Product sales included sales of Magicom products of approximately $21,000 in both periods. Sales of other products decreased by approximately $12,000, from approximately $161,000 in the three-month period ended July 31, 2001 to approximately $149,000 in the three-month period ended July 31, 2002. Our product sales have been limited and are sensitive to individual large transactions, and a reduction in the number of such transactions resulted in lower unit sales.

         Gross Profit

Gross profit from product sales decreased by approximately $22,000 in the three months ended July 31, 2002, to approximately $77,000, compared to approximately $99,000 in the comparable prior-year period. Gross profit from product sales as a percentage of sales decreased to approximately 45% in the three-month period ended July 31, 2002, compared to approximately 54% in the comparable prior-year period. Product sales gross profit as a percentage of sales was reduced in both periods because each of the periods included approximately $21,000 of sales of Magicom products. Because we have discontinued the Magicom products, we have reduced our selling prices for those products from our original pricing, and accordingly our gross profit on sales of the Magicom products is significantly lower than for our other products. The decrease in product sales gross profit between the periods resulted primarily from normal pricing variations.

Collaborative Agreement
-----------------------

         Revenues

We recognized collaborative agreement revenues of approximately $1,084,000 under the Futaba Agreement in the three months ended July 31, 2002, as compared to approximately $333,000 in the comparable period-year period, an increase of approximately $751,000. We recognize payments received from Futaba as income ratably over Phase I of the Futaba Agreement. As Futaba has given notice terminating the Futaba Agreement, we do not anticipate receiving any further revenue under the Futaba Agreement after the July 31, 2002 period.

         Gross Profit

Gross profit from collaborative agreement increased by approximately $464,000, to approximately $669,000, in the three-month period ended July 31, 2002 as a result of revenues recognized under the Futaba Agreement, as compared to approximately $205,000 in the comparable prior-year period. Gross profit from collaborative agreement in the three-month period ended July 31, 2002 is net of cost of revenues of approximately $415,000 consisting of research and development costs relating to FED technology, including cost of revenue related to the Volga Agreement of approximately $355,000. Collaborative agreement cost of revenues for the three months ended July 31, 2001 were approximately $128,000, including cost of revenue related to the Volga Agreement of approximately $96,000. Research and development costs relating to FED technology were included in research and development expenses prior to the commencement of the Futaba Agreement in June 2001 and after its termination in June 2002.

Research and Development Expenses
---------------------------------

Research and development expenses decreased approximately $157,000 to approximately $382,000 for the three months ended July 31, 2002, from approximately $539,000 for the comparable prior-
year period.  The decrease in research and development  expenses  reflects the classification as costs of revenues of development efforts related to FED technology during the term of the Futaba Agreement, rather than research and development expense. In addition, employee compensation and related costs were reduced by approximately $60,000, engineering supplies expense decreased by approximately $31,000, non-employee consultant expense was reduced by approximately $27,000, and depreciation expense decreased by approximately $19,000, offset by an increase in patent related costs of approximately $13,000.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by approximately $43,000 to approximately $578,000 for the three-month period ended July 31, 2002 from approximately $621,000 for the three-month period ended July 31, 2001. The decrease in selling, general and administrative expenses reflects a reduction in the provision for doubtful accounts of approximately $89,000, offset by an increase in professional fees of approximately $44,000 and an increase in advertising expense of approximately $23,000.

Impairment Loss on Commercial Trade Barter Credits
--------------------------------------------------

During the three months ended July 31, 2002, we recognized an impairment loss in the amount of approximately $2,821,000 in connection with unused commercial trade barter credits. These trade credits may be redeemed to reduce the cost of advertising as well as other products and services. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay between 65-70% of the transaction value in cash. Because our anticipated cash flow has been negatively affected by the termination of the Futaba Agreement, our ability to make such payments and thereby utilize the barter credits is uncertain. During the three months ended July 31, 2001, we recognized an impairment charge in the amount of $100,000 related to the commercial trade barter credits.

Interest Income
---------------

Interest income decreased by approximately $4,000 to approximately $6,000 in the three months ended July 31, 2002 as compared to approximately $10,000 in the comparable period in the prior-year, primarily as a result of an increase in average funds available for investment offset by a reduction in prevailing interest rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

We agreed to pay Volga the sum of $180,000 per quarter for its development work during the first year of the Volga Agreement, which was paid in full as of April 30, 2002. Volga is required to grant us licenses for background technology, and for technology developed under the Volga Agreement, upon the payment of amounts to be negotiated between the parties, which may include the payment of royalties based on sales of products resulting from the development activities under the Volga Agreement. We entered into a letter agreement with Volga, effective as of February 1, 2002, to pay Volga a total of $750,000 in connection with the $3,000,000 we received from Futaba in January 2002. The $750,000 was payable in installments over a five-month period ending in June 2002. The funds received by Volga are required to be used primarily for research and development and for purchasing facilities and production areas for FED technology.

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

During the nine months ended July 31, 2002, our operating activities provided approximately $12,000 in cash. This resulted from $3,000,000 in payments received from Futaba, cash of approximately $643,000 received from collections of accounts receivable related to sales of encryption products and approximately $20,000 of interest income received, which was offset by payments to suppliers, employees and consultants of approximately $3,651,000. In addition, we received approximately $8,000 in cash upon the exercise of stock options and purchased approximately $36,000 of equipment. As a result, our cash and cash equivalents at July 31, 2002 decreased to approximately $1,302,000 from approximately $1,317,000 at the end of fiscal 2001.

Accounts receivable and other receivables decreased by approximately $11,000 from approximately $536,000 at the end of fiscal 2001 to approximately $525,000 at July 31, 2002. The decrease in accounts receivable is a result of the timing of collections, offset by the reduction in the allowance for doubtful accounts. Inventories decreased approximately $72,000 from approximately $1,589,000 at October 31, 2001 to approximately $1,517,000 at July 31, 2002, as a result of the timing of shipments and production schedules. Prepaid expenses and other assets did not change materially during the period. Accounts payable and accrued liabilities decreased by approximately $460,000 from approximately $854,000 at the end of fiscal 2001 to approximately $394,000 at July 31, 2002, as a result of the decrease in operating expenses and the timing of payments. We recognize the cash received from Futaba as income ratably over Phase I; accordingly, deferred revenue represents the portion not yet recognized as income. Deferred revenue decreased from approximately $1,542,000 at October 31, 2001 to $0 at July 31, 2002.

As a result of these changes, working capital at July 31, 2002 increased to approximately $3,086,000 from approximately $1,184,000 at the end of fiscal 2001.

Our working capital includes inventory of approximately $1,517,000 and $1,589,000 at July 31, 2002 and 2001, respectively. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

Unused barter credits at May 1, 2002 aggregated  approximately  $2,821,000.
To utilize these barter credits in exchange for advertising and purchase discounts, we must pay between 65-70% of the transaction value in cash. Because our anticipated cash flow has been negatively affected by the termination of the Futaba Agreement, our ability to make such payments and thereby utilize the barter credits is uncertain. Therefore, during the three months ended July 31, 2002, we wrote off all unused barter credits, thereby recognizing an impairment loss in the amount of approximately $2,821,000.

Our plans and expectations for our working capital needs also assume that our Chairman of the Board, President and other senior level personnel will continue to perform services without cash compensation or pension benefits. There can be no assurance that such personnel will continue to provide such services without such compensation.

We believe that our existing cash and net accounts receivable, together with cash flows from future sales of encryption products and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2003. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers who market our encryption products on a non-exclusive basis. During the nine months ended July 31, 2002, we have recognized revenues from product sales of approximately $606,000 and revenues in connection with the Futaba Agreement of approximately $4,542,000.

Our common stock is listed on The Nasdaq SmallCap Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid price of at least $1 per share and we maintain either stockholders' equity of $2,500,000, or market capitalization of $35,000,000, or net income in the last complete fiscal year of $500,000. The closing bid price of our common stock on September 9, 2002, was $0.35, and it has been below $1 since February 12, 2001. In August 2002, Nasdaq notified us that our common stock is subject to delisting if, at anytime before February 10, 2003, the bid price of our common stock fails to close at $1 per share or more for a minimum of 10 consecutive trading days. A delisting of our common stock could have an adverse effect on the market price and liquidity of our common stock.

CRITICAL ACCOUNTING POLICIES
----------------------------

Our financial statements are prepared in conformity with accounting principles generally accepted in the United State of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our financial statements. For additional discussion on the application of these and other accounting polices, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2001.

Revenue Recognition
-------------------

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

Revenues are recorded net of sales returns. Based upon a specific review and in accordance with our contractual return policy, management believes that no reserve for anticipated sales returns is required as of July 31, 2002.

         Collaborative Agreement

We recognize payments received from Futaba as income ratably over Phase I of the Futaba Agreement. As Futaba has given notice terminating the Futaba Agreement, we will not receive any further revenue under the Futaba Agreement after the July 31, 2002 period.

Inventories
-----------

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, which represents our best estimate of market value. We regularly review inventory quantities on hand, particularly finished goods, and record a provision for excess and obsolete inventory based primarily on forecasts of future product demand. Our net income is directly affected by management's estimate of the realizability of inventories.

Valuation of Long-Lived Assets
------------------------------

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results and cash flows, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When management determines that the carrying value of long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the carrying amount of the asset would be written down to reflect the impairment.

During the three months ended July 31, 2002, we recognized an impairment loss in the amount of approximately $2,821,000 in connection with unused commercial trade barter credits. These trade credits may be redeemed to reduce the cost of advertising as well as other products and services. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay between 65-70% of the transaction value in cash. Because our anticipated cash flow has been negatively affected by the termination of the Futaba Agreement, our ability to make such payments and thereby utilize the barter credits is uncertain.

Stock Option Compensation
-------------------------

We account for stock options granted to employees using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provision of SFAS No. 123 "Accounting for Stock Based Compensation". If we were to include the cost of employee stock option compensation in the financial statements, our operating results would decline based on the fair value of the stock options granted to employees.




GENERAL RISKS AND UNCERTAINTIES
-------------------------------

Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:

- In prior periods we had experienced significant net losses and negative cash flows from operations and they may occur again.

Although we had income from operations for the nine-month period ended July 31, 2002, in prior periods we had losses and negative cash flows from operations. We may incur substantial losses and experience substantial negative cash flows from operations in the future. Our income from operations for the nine-month period ended July 31, 2002 resulted largely from payments from Futaba under the Futaba Agreement. The Futaba Agreement terminated in June 2002, and it is likely that we will again incur substantial losses.

We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through July 31, 2002. We have set forth below our net (losses), research and development expenses and net cash provided by (used in) operations for the nine-month periods ended July 31, 2002 and 2001, and for the fiscal years ended October 31, 2001 and 2000:


                                                            (Unaudited)
                                                          Nine Months Ended                 Fiscal Years Ended
                                                               July 31,                         October 31,
                                                    -------------------------------    ------------------------------
                                                         2002            2001               2001           2000
                                                         ----            ----               ----           ----
Net (loss)                                          $ (2,071,350)    $(2,864,523)      $(3,571,957)    $(4,964,173)
Research and development                            $  1,075,274     $ 1,654,457       $ 2,325,000     $ 2,732,000
Net cash (used in) provided by operations           $     12,479     $   (19,192)      $  (717,845)    $(4,840,578)


- We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders.

We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities, market our products and satisfy the continued-listing standards for the Nasdaq Stock Market. We believe that our existing cash and net accounts receivable, together with cash flows from sales of encryption products and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2003. We anticipate that, thereafter, we will require additional funds to continue our marketing and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

- We may not generate sufficient revenues to support our operations in the future or to generate profits.

We are engaged in two principal operations: (i) developing, manufacturing and marketing encryption products for voice, fax, and data communications and (ii) with Volga, developing an advanced flat panel video display technology. Our encryption products are only in their initial stages of commercial production and our flat panel display technology is still in the research and development stage. Our investments in research and development are considerable. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

     -    our ability to successfully market our line of encryption products;
     - our production capabilities and those of our suppliers as required for the production of our encryption products;
     - long-term product performance and the capability of our dealers and distributors to adequately service our products;
     - our ability to maintain an acceptable pricing level to end-users for our products;
     -    the ability of suppliers to meet our requirements and schedule;
     -    our  ability  to   successfully   develop  our  new   products   under
          development;
     -    rapidly changing consumer preferences;

     - the possible development of competitive products that could render our products obsolete or unmarketable;
     - our ability to further develop and to commercialize our flat panel display technology in light of the termination of the Futaba Agreement;
     - our ability to jointly develop with Volga a full-color video display that can be successfully marketed; and
     - our future negotiations with Volga with respect to payments and other arrangements under the Volga Agreement.

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

- We are dependent upon a few key executives and the loss of their services could adversely affect us.

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

- The very competitive markets for our encryption products and flat panel display technology could have a harmful effect on our business and operating results.

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

- If we are unable to maintain our Nasdaq Stock Market listing, the market price of our common stock could be adversely affected.

Our common stock is listed on The Nasdaq SmallCap Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid price of at least $1 per share and we maintain either stockholders' equity of $2,500,000, or market capitalization of $35,000,000, or net income in the last complete fiscal year of $500,000. The closing bid price of our common stock on September 9, 2002, was $0.35, and it has been below $1 since February 12, 2001. In August 2002, Nasdaq notified us that our common stock is subject to delisting if, at anytime before February 10, 2003, the bid price of our common stock fails to close at $1 per share or more for a minimum of 10 consecutive trading days. A delisting of our common stock could have an adverse effect on the market price and liquidity of our common stock.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

Not applicable.


                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibits
             --------

          99.1 Statement of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, dated September 16, 2002.

          99.2 Statement of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, dated September 16, 2002.

         (b) Reports on Form 8-K
             -------------------

             The Company filed one Current Report on Form 8-K, dated June 6, 2002, during the quarter ended July 31, 2002, which reported regarding a change in our independent accountants under Item 4.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CopyTele, Inc.


                                   By: /s/ Denis A. Krusos
                                      --------------------
                                      Denis A. Krusos
                                      Chairman of the Board,
                                      Chief Executive Officer
September 16, 2002                   (Principal Executive Officer)

                                   By: /s/ Frank J. DiSanto
                                       --------------------
                                       Frank J. DiSanto
September 16, 2002                     President

                                   By: /s/ Henry P. Herms
                                      --------------------
                                      Henry P. Herms
                                      Vice President - Finance and
                                      Chief Financial Officer  (Principal
September 16, 2002                    Financial and Accounting Officer)

                                 CERTIFICATIONS
                                 --------------

I, Denis A. Krusos, Chairman of the Board and Chief Executive Officer of CopyTele, Inc., certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of CopyTele, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                                   /s/ Denis A. Krusos
                                                   -------------------
                                                   Denis A. Krusos
                                                   Chairman of the Board,
                                                   Chief Executive Officer
September 16, 2002                                 (Principal Executive Officer)


I, Henry P. Herms, Vice President - Finance and Chief Financial Officer of CopyTele, Inc., certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of CopyTele, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                             /s/ Henry P. Herms
                                             ------------------
                                             Henry P. Herms
                                             Vice President - Finance and
                                             Chief Financial Officer  (Principal
September 16, 2002                           Financial and Accounting Officer)

                                  Exhibit 99.1
                                  ------------

                      Statement of Chief Executive Officer
         Pursuant to Section 1350 of Title 18 of the United States Code


Pursuant to Section 1350 of Title 18 of the United States Code, the undersigned, Denis A. Krusos, the Chairman of the Board and Chief Executive Officer of CopyTele, Inc., hereby certifies that:

     1. The Company's Form 10-Q Quarterly Report for the period ended July 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                     /s/ Denis A. Krusos
                                                     -------------------
                                                     Denis A. Krusos
                                                     Chairman of the Board,
September 16, 2002                                   Chief Executive Officer

                                  Exhibit 99.2
                                  ------------

                      Statement of Chief Financial Officer
         Pursuant to Section 1350 of Title 18 of the United States Code


Pursuant to Section 1350 of Title 18 of the United States Code, the undersigned, Henry P. Herms, the Vice President - Finance and Chief Financial Officer of CopyTele, Inc., hereby certifies that:

     1. The Company's Form 10-Q Quarterly Report for the period ended July 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                 /s/ Henry P. Herms
                                                 ------------------
                                                 Henry P. Herms
                                                 Vice President - Finance and
September 16, 2002                               Chief Financial Officer