Form 10-K
period 2002-10-31
COPYTELE INC
filed 2003-02-13
CIK 715446

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2002
                                                           or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 0-11254
--------------------------------------------------------------------------------

                                 COPYTELE, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                      11-2622630
-------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

--------------------------------------------------------------------------------

                              900 Walt Whitman Road
                               Melville, NY 11747
                                 (631) 549-5900

    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

          Securities registered pursuant to Section 12(b) of the Act:

--------------------------------------------------------------------------------

         Title of Each Class                            Name of Each Exchange
                                                         on Which Registered

               NONE                                             NONE

           Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant's Common Stock on the Nasdaq National Market on such date ($0.52): $32,723,098.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [_]

On February 6, 2003, the registrant had outstanding 72,433,870 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

Item 1.           Business.

Forward-Looking Statements

     Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under the heading "General Risks and Uncertainties" below. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

Overview

     Our principal operations include the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media and the development of a full-color video display.

     Our encryption products provide high-grade information security to computers and to accommodate cellular, satellite, digital and ordinary telephone lines for voice, fax and data encryption. They are available with either the high-grade encryption of the Harris Corporation digital cryptographic chip - the Citadel(TM) CCX - or the Triple DES or the new Advanced Encryption Standard ("AES") algorithms (algorithms available in the public domain which are used by many U.S. government agencies). We are continuing our research and development activities for encryption products.

     We are also continuing our research and development activities for flat panel display technologies, including our thin-film video color displays ("Field Emission Display" or "FED") and our ultra-high resolution charged particle E-Paper(TM) flat panel display. Using our planar edge emission technology, we have developed engineering operational models of a 3-inch (diagonal) full-color video Field Emission Display with 160 x 170 pixels. We believe that our display:

- can be produced in a variety of sizes, permitting its use for any application from hand-held to high definition TV ("HDTV") devices;
- can function in a broad environmental range, similar to a cathode ray tube ("CRT");
-    has low power consumption requirements;
-    can be viewed from a wide angle, similar to a CRT; and
-    has high brightness with full color video capability.

     From June 2001 until June 2002, we worked with Futaba Corporation ("Futaba") of Japan under a Joint Cooperating Agreement for Field Emission Displays (the "Futaba Agreement") to jointly develop a full-color video display utilizing our field emission display technology. During that period, with the additional assistance of Volga Svet Ltd. ("Volga"), a Russian display company, we developed a 3-inch (diagonal) engineering model consisting of 160 x 170 pixels and having full color video capability. Since June 2002, working with Volga under a Joint Cooperation Agreement (the "Volga Agreement"), we have developed additional engineering models using the technology, including a 5-inch (diagonal) monochrome video display having 320 x 240 pixels. We have also worked with Volga to improve our FED technology, developing technology that results in substantially higher brightness than conventional CRTs and LCD or plasma flat panel displays. Together with Volga, we have incorporated this high brightness technology into engineering models of a 3.7-inch (diagonal) monochrome video display having 160 x 80 pixels and a 5-inch (diagonal) monochrome video display having 320 x 240 pixels. We have recently received, from the U.S. patent office, a notice of allowance of the claims contained in our patent application for two variations of our FED technology.

     We have used these engineering models to begin discussing commercial production of our displays with potential purchasers. We are negotiating to supply two potential purchasers with up to 5-inch (diagonal) high brightness displays, to be produced by Volga using its current production facilities and supplied to us, for incorporation into the purchaser's products for industrial and governmental applications. We have also received a letter of intent from a large U.S. company to provide larger, color displays for certain of its products. This letter of intent requires, among other things, that we develop technology for our displays that we are able to commercially produce and that the displays meet certain technical specifications and price and market conditions. Volga will also need to upgrade its production facilities to meet the requirements of the letter of intent, and will need to obtain financing for that upgrade. There can be no assurance that we can produce such displays, that these purchasers will purchase any displays from us, or of the revenue we might derive from such sales.

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

General Risks and Uncertainties

                  Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:

- We have experienced significant net losses and negative cash flows from operations and they may continue.

     We have had net losses and negative cash flows from operations in each year since our inception and we may continue to incur substantial losses and experience substantial negative cash flows from operations. While payments from Futaba under the Futaba Agreement provided substantial cash from operations in the year ended October 31, 2002, since the Futaba Agreement terminated in June 2002, it is possible that we will again incur losses.

     We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through October 31, 2002. We have set forth below our net losses, research and development expenses and net cash used in operations for the three fiscal years ended October 31, 2002:


                                                                Fiscal Years Ended October 31,
                                                           2002               2001               2000
                                                           ----               ----               ----
Net loss.............................................$ 3,285,240        $ 3,571,957        $ 4,964,173
Research and development expenses....................$ 1,625,974        $ 2,324,949        $ 2,732,229
Net cash used in operations..........................$   431,471        $   717,845        $ 4,840,578


- We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders, and our auditors have issued a "going concern" audit opinion.

     We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities, market our products and satisfy the continued-listing standards for the Nasdaq Stock Market. The auditor's report on our financial statements as of October 31, 2002 states that the net loss incurred during the year ended October 31, 2002, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

     Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2004. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.

- We may not generate sufficient revenue to support our operations in the future or to generate profits.

     We are engaged in two principal operations: (i) developing, manufacturing and marketing encryption products for voice, fax, and data communications and
(ii) with Volga, developing and marketing an advanced flat panel video display technology. Our encryption products are only in their initial stages of commercial production and we have not yet begun commercial production of our flat panel displays. Our investments in research and development are considerable. Our ability to generate sufficient revenue to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

-    our ability to successfully market our line of encryption products;
- our production capabilities and those of our suppliers as required for the production of our encryption products;
- long-term product performance and the capability of our dealers and distributors to adequately service our encryption products;
- our ability to maintain an acceptable pricing level to end-users for our encryption products;
-    the ability of suppliers to meet our requirements and schedule;
- our ability to successfully develop our new encryption products under development;
-    rapidly changing consumer preferences;
- the possible development of competitive products that could render our encryption products obsolete or unmarketable;
- our ability to further develop and to commercialize our flat panel display technology in light of the termination of the Futaba Agreement;
- our ability to jointly develop with Volga a full-color video display that can be successfully marketed;
-    the capability of Volga to produce video displays and supply them to us;
     and

- our future negotiations with Volga with respect to payments and other arrangements under the Volga Agreement.

     Because our revenue is subject to fluctuation, we may be unable to reduce operating expenses quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue in relation to expenses, our operating results would suffer. Our operating results for any particular fiscal year may not be indicative of future operating results. You should not rely on year-to-year comparisons of results of operations as an indication of our future performance.

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

- If we are unable to maintain our Nasdaq SmallCap Market listing, the market price of our common stock could be adversely affected.

     Our common stock is listed on The Nasdaq SmallCap Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid of at least $1 per share and that we maintain either stockholders' equity of $2,500,000, or market capitalization of $35,000,000, or net income in the last complete fiscal year of $500,000. Our stockholders' equity as of October 31, 2002 was approximately $2,317,000. The closing bid price of our common stock on February 6, 2003, was $0.17, and it has been below $1 since February 12, 2001. In August 2002, Nasdaq notified us that our common stock is subject to delisting if the bid price of our common stock fails to close at $1 per share or more for a minimum of 10 consecutive trading days prior to February 10, 2003. Since we did not regain compliance during that period, Nadaq could provide written notification that our securities will be delisted. Upon receiving such notification we intend to request a hearing, which is usually held within 45 days, during which time our common stock would remain listed on The Nasdaq SmallCap Market. As a result of that hearing, our common stock could be delisted. A delisting of our common stock could have an adverse affect on the market price and liquidity of our common stock.

Products

     Encryption Products

     We are producing and marketing a line of high-grade, hardware and software based encryption products that provide security for voice, fax, and data transmissions utilizing cellular, satellite, digital and analog communication media. Our encryption technology products encode information through a complex mathematical formula called an algorithm. The algorithm requires a secret "key" to both encrypt and decrypt information. Only the secret key that is used to encrypt the information can be used to decrypt the information. Our products automatically generate new secret keys electronically with each call. When communicating encrypted information over a communications media, all of our products are compatible with each other and generally are required at both the sending and receiving end.

     The features common to all our hardware communication products are as follows:

- Simple, one button operation. Secure communication is indicated by a blinking red light becoming solid red.
- Every session uses a new secret encryption key to both encrypt and decrypt information.
-    All units use a random number generator as part of the secret key system.
- Encryption from point-to-point communication utilizing one of our products at each end.
- Export approval received from the U.S. Department of Commerce using the Citadel(TM) CCX from Harris Corporation or Triple DES or AES algorithms and a minimum 128-bit encryption key length.
-    Small, lightweight, and enclosed in a plastic case.
-    Low power consumption.

     Our line of encryption products is as follows:

     DCS-1200

     The DCS-1200 is a compact, portable, digital cellular/satellite encryption device for voice and data. It may be installed with a RS232 port for digital cellular and satellite phones to provide encrypted voice and data file transfer or with both digital and analog desktop telephone. The additional features and capabilities of this product include:

-    Battery or AC powered.
- Keypad for dialing a data connection through a cell or satellite phone's RS232 port.
-    Two RS232 ports, one for the phone and one for computer file operations.
-    Rechargeable lithium ion battery with an internal charger.
-    Encrypts voice and data in the same phone call.
- Encrypts local files for privacy or for secure e-mail attachment transmission.
-    Encrypts e-mail addresses to guard against the spread of viruses.
-    Connects between the handset and the base of digital PBX telephones.
-    Communication speeds from 2400 to 9600 BPS.
-    Headset provided for private discrete communication.
- Small, portable device, weighing approximately 9 ounces and with dimensions of 6" deep x 4.38" wide x 1.38" high.

     DCS-1400

     The DCS-1400 is a compact, portable, digital cellular/satellite encryption device for secure voice communication. The additional features and capabilities of this product include:

- As a voice-only solution, the DCS-1400 has one RS232 port for connection through a cell or satellite phone's data port.
-    Battery or AC powered.
- Smaller than a typical cell phone, weighing approximately 3 ounces with dimensions of 5" deep x 2.2" wide x .4" high.

- Keypad for dialing a data connection through a cell or satellite phone's RS232 port.
-    Encrypts local files for privacy or for secure e-mail attachments.
-    Encrypts e-mail addresses to guard against the spread of viruses.
-    Rechargeable lithium ion battery with an internal charger.
-    Communication speeds from 2400 to 9600 BPS.
-    Headset provided for private discrete communication.

     STS-1500

     The STS-1500 is a secure teleconferencing system that can be customized for specific applications. This device utilizes a combination of DCS-1200, DCS-1400 and USS-900 equipment for use in remote locations, together with a teleconferencing bridge at the hub. The additional features and capabilities of this system include:

- Provides fully encrypted voice communication from remote locations to a central teleconferencing center.
- Remote users can speak to hub participants as well as each other over fully encrypted links.
-    Complete point-to-point secure conversations can be easily established.
- Can be used to encrypt voice calls made to cellular, satellite, digital and analog telephones.
-    Easy to install and operate and prevents third-party intervention.

     USS-900

     The USS-900 is a voice, data and fax desktop encryption product that is designed to operate on analog telephone lines. This device also operates over suitable voice, terrestrial and satellite links. The additional features of this product include:

-    Encrypts e-mail addresses to guard against the spread of viruses.
- Encrypts any computer file as an e-mail attachment that can be sent over the Internet or an ordinary telephone line.
- Interfaces with virtually any analog telephone, allowing easy encryption of voice communication.

- Interfaces with virtually any analog fax machine attended or unattended, ensuring cryptographic communication of information.
- Interfaces with a computer, ensuring cryptographic communication of information between computers.
- Interfaces with virtually any computer with the utilization of a self-contained CD ROM, to encrypt and decrypt computer files with the use of a single device. The encrypted files can be stored on the computer, on networks or on the Internet.
- Interfaces with a telephone and computer to allow secure simultaneous voice communication and point-to-point file transfer (SVD) over ordinary analog telephone lines with transmission rates of 2,400 to 33,600 BPS.
- Interfaces with multiple telephone lines to provide multi-person encrypted communications over ordinary telephone lines.
- Interfaces with telephones, fax machines and computers to perform secure and encrypted voice, fax and point-to-point data communication on the same phone call.
- Small, compact device weighing approximately 9 ounces and with dimensions of 6" deep x 4.38" wide x 1.38" high.

     We have also developed for medical and governmental applications a version of the USS-900 which is designed to operate automatically in the clear or the encrypted mode for fax applications only.

     In addition, we have recently developed the USS-900 Security Software, a stand-alone software security product derived from the USS-900 software, to secure data files and e-mail attachments in both desktop and laptop computers utilizing Windows operating systems. This product is available at a substantially lower cost than the ULP-1 and is aimed to address a larger potential market.

     ULP-1

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

     Encryption Technology

     We are continually engaged in the development of additional capabilities for our current product lines as well as the development of new products to meet current and anticipated customer applications.

     We have made software modifications to all our products in order to accommodate the Citadel(TM) CCX, Triple DES, or AES algorithms. We have developed software to provide additional features to the ULP-1, such as safeguarding laptop computers by preventing them from powering up unless the ULP-1 is inserted, and automating the encryption/decryption process to simplify its use. We have also developed a software security product derived from the USS-900 software. In addition, we are evaluating the ability of the DCS-1200 to interface with high governmental security devices over satellite communication.

     We are continuing the process of obtaining U.S. federal government certification for our encryption products. To obtain certification, we are modifying our software and other technology to conform to the requirements of the government's published standards. The certification would attest that our products meet such standards and that the features described in our specification sheets are actually implemented in our products.

     Flat Panel Display Technology

     During 2002, we continued to pursue our efforts to develop new technologies for color, video flat panel displays.

     Thin Film Video Color Display (Field Emission Display Technology)

     FED technology is one of the most promising candidates to replace CRTs. CRTs have been highly successful for decades, but are bulky and power hungry. FED technology, by contrast, holds promise of allowing us to build a display that will preserve the desirable characteristics of a CRT - including full color; a wide viewing angle; the ability to operate in severe environmental conditions; and a long operational life - in a much more compact, energy-efficient, flat panel display.

     Both CRTs and FEDs create images by directing electrons at a phosphor, a material which glows when stuck. Different phosphors glow red, green, or blue, creating the familiar RGB combination from which we can make any color. By controlling the pattern of phosphors struck, we control the images created. The major difference between FED technology and CRTs is that, while CRTs emit the electrons from a single large point source, FEDs emit electrons from a field of small sources. This allows for a flatter device, since we do not need to make room for a single bulky CRT gun.

     We have developed several variations of our FED technology. We have recently received from the U.S. patent office a notice of allowance of the claims contained in our patent application for two of the variations. One of these variations is an FED structure which starts with two sheets of clear, thin glass. A coating of patterned layers of electrically conductive and insulator materials forms a matrix of pixels, or dots. This layer both emits the electrons, in a controllable pattern, and focuses the electron emissions. This emitter/focuser is made from a specially developed composite material which is electrically, mechanically and chemically stable. A second coating consists of a layer of red, green, and blue phosphors which creates the image. The structure also includes a flat metal surface, which controls the quantity of electrons emitted to the phosphors. Spacers - glass columns - hold the glass sheets apart. Air is evacuated from between the sheets, creating a vacuum, and the entire structure is sealed.

     This unique design includes several major advances. First, other FED technologies require a separate element in their structure to focus the electron emissions. By using a single element to both emit and focus the electrons, our design reduces the complexity and cost of manufacturing. Our design can be produced using existing flat panel production facilities. Second, directing electrons from the metallic surface to the phosphors, rather than directly from the emitter as in other FED technologies, should provide a longer operational life than is obtained with other FED technologies. In addition, our emitter operates on low voltages, thereby saving energy, and can be controlled by low cost electronics of the type now used by liquid crystal displays ("LCDs"). Finally, in this structure, the electron emitters remain cold even during normal operation.

     This type of FED contains the features of the CRT, but in a very thin, lightweight device which consumes considerably less power and potentially can be produced at a lower cost than existing flat panel display technologies such as thin film transistor LCDs and plasma TV displays. We believe our FED could be used in a wide range of devices, from small hand-held devices such as cellular phones and personal digital assistants ("PDAs") to large-screen HDTVs and stadium-size viewscreens.

     We are developing our technology for our FED display through more than a five-year program with Volga. In June 2001, we entered into the Futaba Agreement, to implement our technology utilizing Futaba's facilities. We modified our design to accommodate Futaba's fabrication requirements, and worked with Futaba to calibrate its equipment to our technology's requirements. With the assistance of Volga, we first produced an initial display of approximately 1.2-inch diagonal, with 64 x 64 RGB pixels, to confirm our ability to produce our FEDs with Futaba's facilities. Utilizing Futaba's facilities, a 3-inch diagonal display was then produced having 160 x 170 RGB pixels, or approximately 80 dots per inch.

     Following this success, however, we were unable to reach an agreement with Futaba on terms to continue to work together. As we announced on June 5, 2002, Futaba elected to terminate our agreement. Since the termination, we have been continuing to communicate with Futaba in an attempt to reach common ground on certain issues. The main issues include whether Futaba has an effective license to our FED technology and whether Futaba can use that technology. Our position is that Futaba has no such license or right. Futaba has acknowledged that, even if it does have a license, that license requires that a royalty be agreed upon if Futaba sells products using our FED technology.

     Since the termination of the Futaba Agreement, we have made advances in our FED technology. This has included the development, along with Volga, of engineering models of a 5-inch (diagonal) monochrome video display having 320 x 240 pixels. We have also worked with Volga to improve our FED technology, developing technology incorporating high brightness capability. In most presently available displays, a high ambient light environment essentially washes out the displayed image. It is desirable to have a flat panel display to operate effectively from low to high ambient light conditions. The display we are developing accomplishes this goal with technology that produces substantially higher brightness than conventional CRTs and LCD or plasma flat panel displays. Together with Volga, we have incorporated this high brightness technology into engineering models of a 3.7-inch (diagonal) monochrome video display having 160 x 80 pixels and a 5-inch (diagonal) monochrome video display having 320 x 240 pixels.

     We have used these engineering models to demonstrate this high brightness technology to several organizations to begin discussing commercial production of our displays with potential purchasers that might incorporate the displays into industrial and governmental applications. We are negotiating to supply two potential purchasers with up to 5-inch (diagonal) high brightness displays, to be produced by Volga using its current production facilities and supplied to us, for incorporation into the purchaser's products for industrial and governmental applications. (See Production - Video Display Products.) We have also received a letter of intent from a large U.S. company to provide larger, color displays for certain of its products. This letter of intent requires, among other things, that we develop technology for our displays that we are able to commercially produce and that the displays meet certain technical specifications and price and market conditions. Volga will also need to upgrade its production facilities to meet the requirements of the letter of intent, and will need to obtain financing for that upgrade. There can be no assurance that we can produce such displays, that these purchasers will purchase any displays from us, or of the revenue we might derive from such sales.

     We are also further developing our high brightness FED technology to provide full color in displays sizes up to large-screen HDTVs and stadium-size viewscreens.

     E-Paper(TM) Flat Panel Display

     The technology utilized in the E-Paper(TM) ultra-high resolution display that we previously developed continued to be developed for possible application for mobile devices. The E-Paper(TM) characteristics of low power consumption, flicker-free, wide angle viewing and high contrast are desirable features for mobile devices. The original E-Paper(TM) display was primarily designed for ultra-high picture quality, but required separate illumination. It was able to display information such as a printed page, one at a time. We believe it is desirable to add features for mobile devices so that displayed information can be continuously updated and use only ambient light. The new design we are attempting to develop would incorporate the individual control of the pixels to allow continuous updating of displayed information, have a high contrast to allow viewing under normal ambient light and, due to a simplified structure, would result in lower manufacturing cost. The basic design consists of two glass substrates that contain our proprietary black and white charged particles in a clear suspension. The viewing substrate is a clear glass so that individual black or white pixels are displayed to form a high contrast image. The original design had a structure in the viewing side substrate that reduced the contrast and thus required a lighting system. In the new design, a simplified pixel control structure is located on the non-viewing substrate.

     To further develop this technology, we have been attempting to optimize the ability of the flat panel to simultaneously control black and white particles having approximately equal densities that are suspended in a clear suspension without agglomerating. We cannot give you any assurance, however, that we will be able to develop a commercially marketable display of this type.

     In addition, we have been developing the E-Paper(TM) display matrix electronic driver technology for use in our FED displays.

Production

     Encryption Products

     Our encryption products consist of a printed circuit board populated with electronic components and connectors enclosed in a plastic case. We design all the hardware, software, packaging and operating manuals for our products. The four main electronic components, the Citadel(TM) CCX encryption chip or hardware key generator chip, a digital signal processor, vocoder, and modems, are contained on a printed circuit board. We are currently using several U.S.-based electronics-production contractors to procure the printed circuit boards and mount the associated electronics components on the circuit board. We currently use approximately a dozen primary component and printed circuit-board suppliers and one production assembly contractor. Given normal lead times, we anticipate having a readily available supply of all electronics components that we require for assembling our encryption products.

     Our production contractors produce and visually inspect the completed circuit boards. We perform final assembly, including installation of the software, by enclosing the completed printed circuit boards into the product enclosure and performing functionality testing of all units at our premises at Melville, New York prior to shipment to our customers. We test our finished products using internally developed product assurance testing procedures. We currently produce our line of products to meet marketing requirements.

     Video Display Products

     We plan to use Volga to produce our displays for us. We are currently working with Volga to set up Volga's current facilities as a production source for high brightness monochrome and color video displays. Volga is working with several Russian companies that are supplying components of the displays to Volga. We believe that, at its current facilities, Volga could produce displays that would meet the display requirements associated with two potential purchasers of the displays, based on our discussions with those purchasers. We also believe that other interested companies could be supplied by Volga's current facilities. We are, however, working with Volga to expand Volga's existing production facilities. Volga would expand its facilities to accommodate state-of-the-art equipment including clean rooms and lithographic, deposition, glass handling, processing, testing and evaluation equipment. We would supply production equipment and technical services to Volga in the amount of approximately $25 million upon Volga's purchase orders, supported by letters of credit, to us. This expansion would help allow us to meet the requirements of the letter of intent (discussed above) we have received from a large U.S. company to provide displays for its products. Volga is negotiating with a Russian finance group to obtain long term financing for this project. There can be no assurance that the long term financing would be obtained by Volga under favorable terms and conditions.

Marketing

     Encryption

     With the creation of the U.S. Department of Homeland Security, there is a long range potential for both corporations and governments to increase their communication security. We believe that this potential will result in creating a stronger demand for our encryption products in the coming years. We also believe that our wide range of hardware and software based encryption solutions can potentially meet the security demands of many of these organizations.

     Previously, we have attempted to meet these potential security requirements by utilizing a network of dealers and distributors. Recently, we also began working with large organizations that are adding security products to their existing product lines. Our goal is to establish a mutually beneficial arrangement with such organizations that will meet the needs of such organizations' customers while also substantially increasing the security market penetration of our products. We currently are supplying and working with two large organizations to accomplish this goal. We marketed our ULP-1 Privacy Card through the catalog of one of these organizations in the second half of 2002. This program has provided valuable insight into methods by which we might secure computer information on a broader scale. As a result, we have proposed to this organization and other major companies our USS-900 Security Software solution for both desktop and laptop computers that can be incorporated into each computer before the computer is sold to the consumer, so that every consumer's computer would contain features to permit security for data files and e-mail attachments.

     The other organization has world-wide marketing capabilities for their office products, especially in the health field. Our patented USS-900 is capable of encrypting medical information sent via fax by private and governmental medical groups, hospitals, and doctors. We have added features to our USS-900 that we are supplying to this organization to meet medical fax programs. Based on marketing inputs from this program, we have formulated a low cost rental plan which adds a small rental charge, similar to cell phones, with the goal of making our products more affordable and potentially increase market demand. We are currently in discussions with this organization to determine the best method to market our USS-900, including our rental plan. We have also received from a U.S. company a letter of intent to incorporate our USS-900 Security Software solution into its cellular and satellite voice and data communications product.

     In addition to the above marketing efforts, we are directly marketing to major corporations and government agencies. We have recently developed and completed a secure voice conferencing system for two Fortune 500 companies. We have also started a program with a large company to provide security for its fax products which are to be sold to multi-national governmental organizations. While these programs are not currently large, we believe that they have the potential to grow and that they are seed programs that have the potential to help us obtain larger programs.

     In addition, we presently use a network of distributors in the security field and original equipment manufacturers who market our encryption products on a non-exclusive basis. The distributors generally are parties to one-year renewable agreements that do not contain significant minimum purchase requirements. These distributors, along with our internal marketing group, have sold and marketed our encryption products to multinational corporations, U.S. and foreign governments, and local and federal law enforcement agencies.

     We continue to provide training and technical support to our customers and to our distributors and dealers and to display our encryption products at major security and electronic trade shows.

     Video Display Products

     We are utilizing engineering models of our display, incorporating our high brightness technology, to demonstrate the capabilities of our displays to potential users. We presently have, at our facility, models that allow for video inputs, supplied by a desktop computer, of data and pictures with scrolling capabilities. We are also presenting our displays to major corporations that could incorporate our displays into their products. Since our technology is suitable for hand held, TV, and monitor devices, we are seeking potential purchasers that have a wide range of products.

     We are negotiating to supply two potential purchasers with up to 5-inch (diagonal) high brightness displays, to be produced by Volga using its current production facilities and supplied to us, for incorporation into the purchaser's products for industrial and governmental applications. We have also received a letter of intent from a large U.S. company to provide larger, color displays for certain of its products. This letter of intent requires, among other things, that we develop technology for our displays that we are able to commercially produce and that the displays meet certain technical specifications and price and market conditions. Volga will also need to upgrade its production facilities to meet the requirements of the letter of intent, and will need to obtain financing for that upgrade. There can be no assurance that we can produce such displays, that these purchasers will purchase any displays from us, or of the revenue we might derive from such sales.

     We are receiving technical support from Volga executives and technical personnel during presentations to organizations. We plan to continue to work with Volga personnel to seek additional opportunities for our display technology.

Customers

     During fiscal 2002 and 2001, we recognized $4,541,667 and $958,333, respectively, in revenue from Futaba under the Futaba Agreement, or approximately 88% and 57% of total net revenue in fiscal 2002 and 2001, respectively. In addition, we recognized $360,000 and $109,225, respectively, in product sales revenue from one customer, or approximately 56% and 15% of the revenue from product sales in fiscal 2002 and 2001, respectively.

Competition

     The market for encryption products and flat panel displays worldwide is highly competitive and subject to technological changes. Although successful product and systems development is not necessarily dependent on substantial financial resources, most of our competitors are larger than us and possess financial, research, service support, marketing, manufacturing and other resources significantly greater than ours.

     There are several other companies that sell hardware and/or software encryption products and there are many large companies that sell flat panel displays. We believe, however, that the technology contained in our encryption products and our flat panel displays have features that distinguish them from the products being sold by our competitors. The encryption security and flat panel display markets are likely to be characterized by rapid advances in technology and the continuing introduction of new products that could render our products obsolete or non-competitive. We cannot give you any assurance that we will be able to compete successfully in the market for our encryption products and our flat panel displays.

Patents

     We have received patents from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2020. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. These patents are related to the design, structure and method of construction of the E-Paper(TM) flat panel display, methods of operating the display, particle generation, applications using the E-Paper(TM) flat panel display, and for our solid state and thin film video color display.

     We have also filed or are planning to file patent applications for our FED and simplified E-Paper(TM) flat panel display technologies currently under development, and for our encryption technologies. We have recently received a U.S. patent for our USS-900, which expires in 2020, and a notice of allowance of the claims contained in our patent application for two variations of our FED technology.

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

Research and Development

     Research and development expenses were approximately $1,626,000, $2,325,000, and $2,732,000 for the fiscal years ended October 31, 2002, 2001,
2000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our Financial Statements.

Employees and Consultants

     We had 25 full-time employees and 23 consultants as of December 31, 2002. Twenty-three of these individuals, including our Chairman of the Board and our President, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Eighteen individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us. None of our employees is represented by a labor organization or union.

Financial Information About Segments and Geographical Areas

     See our Financial Statements.



Item 2.           Properties.

                  We lease approximately 12,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease that expires November 30, 2003. Our base rent is approximately $228,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. This lease does not contain provisions for its renewal and management will continue to evaluate the future adequacy of this facility. We anticipate securing a lease renewal for this facility at the end of the lease term if we determine to remain there. See Note 8 to our Financial Statements.

     We believe that the facilities described above are adequate for our current requirements.



Item 3.           Legal Proceedings.

                  We are not a party to any pending legal proceedings.



Item 4.           Submission of Matters to a Vote of Security Holders.

     At our Annual Meeting of Stockholders, held on September 12, 2002, six directors were elected, an amendment to the CopyTele, Inc. 2000 Share Incentive Plan was approved, and the selection of Grant Thornton LLP, independent certified public accountants, as our independent auditors for the fiscal year ending October 31, 2002 was ratified. The following is a tabulation of the voting with respect to the foregoing matters:

          (a) Election of Directors:

                Nominee                     For                     Withheld
                --------------------        ----------              ----------
                Denis A. Krusos             62,044,398              1,094,551
                Frank J.  DiSanto           62,000,748              1,136,301
                George P.  Larounis         62,042,498              1,094,551
                Anthony Bowers              62,178,276                958,773
                Henry P. Herms              62,152,276                984,773
                Lewis H. Titterton          62,120,826              1,016,223


     (b) Approval of the amendment to the CopyTele, Inc. 2000 Share Incentive
Plan:

               For                          Against                 Abstain
               ----------                   ---------              ---------
               15,462,272                   6,781,841               225,497


     (c) Ratification of selection of Grant Thornton LLP as independent auditors for the fiscal year ending October 31, 2002:

               For                          Against                 Abstain
               ----------                   -------                 -------
               62,279,862                   759,701                 97,486


                                     PART II

Item 5.           Market for the Registrant's Common Equity and
                  Related Stockholder Matters.

     Our common stock has been traded on The Nasdaq Stock Market, Inc., the automated quotation system of the National Association of Securities Dealers, Inc., or NASD, under the symbol "COPY," since October 6, 1983, the date public trading of our common stock commenced. On August 2, 2002 our listing was transferred from the The Nasdaq National Market to The Nasdaq SmallCap Market. The high and low sales prices as reported by The Nasdaq Stock Market, Inc. for each quarterly fiscal period during our fiscal years ended October 31, 2001 and 2002 have been as follows:

  Fiscal Period                        High                      Low
--------------------------------------------------------------------------------
  1st quarter 2001                    $1.31                      $0.66
  2nd quarter 2001                     1.03                       0.44
  3rd quarter 2001                     0.96                       0.42
  4th quarter 2001                     0.62                       0.35
--------------------------------------------------------------------------------
  1st quarter 2002                     0.74                       0.36
  2nd quarter 2002                     0.58                       0.43
  3rd quarter 2002                     0.94                       0.27
  4th quarter 2002                    $0.48                      $0.15
--------------------------------------------------------------------------------

     To maintain our listing on The Nasdaq SmallCap Market, Nasdaq requires, among other things, that our stock maintain a minimum closing bid of at least $1 per share and that we maintain either stockholders' equity of $2,500,000, or market capitalization of $35,000,000, or net income in the last complete fiscal year of $500,000. Our stockholders' equity as of October 31, 2002 was approximately $2,317,000. The closing bid price of our common stock on February 6, 2003, was $0.17, and it has been below $1 since February 12, 2001. In August 2002, Nasdaq notified us that our common stock is subject to delisting if the bid price of our common stock fails to close at $1 per share or more for a minimum of 10 consecutive trading days prior to February 10, 2003. Since we did not regain compliance during that period, Nasdaq could provide written notification that our securities will be delisted. Upon receiving such notification we intend to request a hearing, which is usually held within 45 days, during which time our common stock would remain listed on The Nasdaq SmallCap Market. As a result of that hearing, our common stock could be delisted. A delisting of our common stock could have an adverse affect on the market price and liquidity of our common stock.

     As of February 6, 2002, the approximate number of record holders of our common stock was 1,421 and the closing price of our common stock was $0.17 per share.

     No cash dividends have been paid on our common stock since our inception. We have no present intention to pay any cash dividends in the foreseeable future.

Item 6.           Selected Financial Data.

     The following selected financial data has been derived from our audited Financial Statements and should be read in conjunction with those statements, and the notes related thereto, which are included in this report.


                                        ---------------------------------------------------------------
                                                 As of and for the fiscal year ended October 31,
                                        ---------------------------------------------------------------
                                            2002         2001          2000          1999        1998
-------------------------------------------------------------------------------------------------------
Revenue
   Product sales, net                     $   645,027  $   732,435  $ 1,471,998   $  46,877     $     -

   Collaborative agreement                  4,541,667      958,333            -           -           -
                                        -------------------------------------------------------------------
      Total revenue                         5,186,694    1,690,768    1,471,998      46,877           -

-------------------------------------------------------------------------------------------------------
Gross Profit                                3,315,636      993,129      746,560       9,573           -

-------------------------------------------------------------------------------------------------------
Research and Development Expenses           1,625,974    2,324,979    2,732,229   3,163,000   3,926,000

-------------------------------------------------------------------------------------------------------
Selling, General and Administrative         2,177,608    2,272,386    3,099,483   5,121,717   3,305,557
Expenses
-------------------------------------------------------------------------------------------------------
Impairment Loss on Commercial Trade
Barter Credits                              2,820,800            -            -           -           -
-------------------------------------------------------------------------------------------------------
Loss from and Impairment of Investment
in Joint Venture                                    -            -            -     345,947     377,219
-------------------------------------------------------------------------------------------------------
Interest Income
                                               23,506       32,279      120,979     156,075     472,822

-----------------------------------------------------------------------------------------------------------
Net Loss                                   (3,285,240)  (3,571,957)  (4,964,173) (8,465,016) (7,135,954)
-----------------------------------------------------------------------------------------------------------
Net Loss Per Share of  Common Stock -
Basic and Diluted                               ($.05)       ($.06)       ($.08)      ($.14)      ($.12)
-----------------------------------------------------------------------------------------------------------
Total Assets                                2,731,509    6,562,403    6,894,501   7,239,544  13,334,972
-----------------------------------------------------------------------------------------------------------
Long Term Obligations                               -            -            -           -           -
-----------------------------------------------------------------------------------------------------------
Shareholders' Equity                        2,317,490    4,166,526    5,557,599   6,284,777  11,860,913
-----------------------------------------------------------------------------------------------------------
Cash Dividends Per Share of Common Stock            -            -            -           -           -
-----------------------------------------------------------------------------------------------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under the heading "General Risks and Uncertainties" below. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

General

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

     Our line of hardware encryption products presently includes the USS-900, the DCS-1200, the DCS-1400, the STS-1500 and the ULP-1. These encryption products are multi-functional, hardware-based digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). We have recently developed the USS-900 Security Software, a software security product for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Windows operating systems. We are continuing our research and development activities for additional encryption products. (See "Business - New Technologies Under Development").

     We are currently using several U.S.-based electronic production contractors to produce the components for our encryption devices. (See "Business - Production"). We sell our products primarily through a distributor/dealer network and also to end-users. (See "Business - Marketing").

     We are also continuing our research and development activities with respect to flat panel display technologies, including our Field Emission Display and our ultra-high resolution charged particle E-Paper(TM) flat panel display. (See "Business - New Technologies Under Development"). Using our planar edge emission technology, we have developed engineering operational models of a 3-inch (diagonal) full-color video Field Emission Display with 160 x 170 pixels. We believe that our display:

- can be produced in a variety of sizes, permitting its use for any application from hand-held to HDTV devices;
-    can function in a broad environmental range, similar to a CRT;
-    has low power consumption requirements;
-    can be viewed from a wide angle, similar to a CRT; and
-    has high brightness with full color video capability.

     From June 2001 until June 2002, we worked with Futaba under the Futaba Agreement to jointly develop a full-color video display utilizing our field emission display technology. During that period, with the additional assistance of Volga, we developed a 3-inch (diagonal) engineering model consisting of 160 x 170 pixels and having full color video capability. Since June 2002, working with Volga under the Volga Agreement, we have developed additional engineering models using the technology, including a 5-inch (diagonal) monochrome video display having 320 x 240 pixels. We have also worked with Volga to improve our FED technology, developing technology that results in substantially higher brightness than conventional CRTs and LCD or plasma flat panel displays. Together with Volga, we have incorporated this high brightness technology into engineering models of a 3.7-inch (diagonal) monochrome video display having 160 x 80 pixels and a 5-inch (diagonal) monochrome video display having 320 x 240 pixels. We have recently received, from the U.S. patent office, a notice of allowance of the claims contained in our patent application for two variations of our FED technology.

     We have used these engineering models to begin discussing commercial production of our displays with potential purchasers. We are negotiating to supply two potential purchasers with up to 5-inch (diagonal) high brightness displays, to be produced by Volga using its current production facilities and supplied to us, for incorporation into the purchaser's products for industrial and governmental applications. We have also received a letter of intent from a large U.S. company to provide larger, color displays for certain of its products. This letter of intent requires, among other things, that we develop technology for our displays that we are able to commercially produce and that the displays meet certain technical specifications and price and market conditions. Volga will also need to upgrade its production facilities to meet the requirements of the letter of intent, and will need to obtain financing for that upgrade. There can be no assurance that we can produce such displays, that these purchasers will purchase any displays from us, or of the revenue we might derive from such sales. (See "Business - General Risks and Uncertainties").

     In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Financial Statements and the notes thereto.

Critical Accounting Policies

     Our financial statements are prepared in conformity with accounting principles generally accepted in the United State of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

     We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our financial statements.

     Revenue Recognition

     Product Sales

     Revenues from product sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

     Collaborative Agreement

     The initial $2.5 million payment from Futaba pursuant to the Futaba Agreement has been recognized ratably over Phase I. The $3 million payment received from Futaba under the Futaba Agreement during the three months ended January 31, 2002, has been recognized ratably over the remaining term of Phase I.

     Sales Returns and Allowances

     Revenues are recorded net of sales returns. There were no sales returns during fiscal 2002.

     Deferred Revenue

     Payments received from Futaba under the Futaba Agreement which are in excess of the amounts recognized as revenue are recorded as deferred revenue. As of July 31, 2002, all payments received from Futaba have been recognized as revenue.

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

     Valuation of Long-Lived Assets

     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results and cash flows, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When management determines that the carrying value of long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the carrying amount of the asset would be written down to fair value based upon the present value of estimated future cash flows, to reflect the impairment.

     During the year ended October 31, 2002, we recognized an impairment loss in the amount of approximately $2,821,000 in connection with unused commercial trade barter credits. These trade credits may be redeemed to reduce the cost of advertising as well as other products and services. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay between 65-70% of the transaction value in cash. Because our anticipated cash flow has been negatively affected by the termination of the Futaba Agreement, our ability to make such payments and thereby utilize the barter credits is uncertain.

     Stock Based Compensation

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

Results of Operations

     Fiscal Year Ended October 31, 2002 Compared to Fiscal Year Ended October 31, 2001

     Product Sales

     Revenue. Product sales decreased by approximately $87,000 in fiscal 2002, to approximately $645,000, as compared to approximately $732,000 in fiscal 2001. All product sales are encryption products and are net of sales returns. Product sales included an increase in sales of Magicom products of approximately $73,000 (from approximately $48,000 in fiscal 2001 to approximately $121,000 in fiscal
2002), offset by a decline in sales of other products of approximately $160,000 (from approximately $684,000 in fiscal 2001 to approximately $524,000 in fiscal
2002). We discontinued production of Magicom products in fiscal 2000, but continue to sell our remaining inventory. All Magicom sales during fiscal 2002 and fiscal 2001 were made at our inventory carrying value. Our product sales have been limited and are sensitive to individual large transactions. We believe that changes in product sales between periods generally represents the nature of the early stage of our product and sales channel development.

     Gross Profit. Gross profit from product sales decreased by approximately $191,000 in fiscal 2002, to approximately $218,000, as compared to approximately $409,000 in fiscal 2001. Product sales gross profit as a percentage of revenue decreased to approximately 34% in fiscal 2002, compared to approximately 56% in fiscal 2001. The decrease in product sales gross profit as a percentage of revenue is primarily the result of the provision for slow-moving inventory of approximately $100,000 recorded in fiscal 2002 which represented approximately 16% of the 22% decrease in gross profit as a percentage of revenue. We took this provision as a result of our experience with sales of our USS-900 inventory. The decrease in product sales gross profit as a percentage of revenue also reflected the increase noted above in the portion of fiscal 2002 sales consisting of Magicom products, as compared to fiscal 2001. Because we have discontinued the Magicom products, we have reduced our selling prices for those products from our original pricing, and accordingly our gross profit on sales of the Magicom products is significantly lower than for our other products.

     Collaborative Agreement

     Revenue. We recognized collaborative agreement revenue of approximately $4,542,000 in fiscal 2002, as compared to approximately $958,000 in fiscal 2001, an increase of approximately $3,584,000. All collaborative agreement revenue is revenue received from Futaba under the Futaba Agreement. We recognized payments received from Futaba as income ratably over Phase I of the Futaba Agreement. As Futaba has given notice terminating the Futaba Agreement, we do not anticipate receiving any further revenue under the Futaba Agreement.

     Gross Profit. Gross profit from collaborative agreement increased by approximately $2,514,000 in fiscal 2002, to approximately $3,098,000, as compared to approximately $584,000 in fiscal 2001. Gross profit from collaborative agreement in fiscal 2002 is net of cost of revenue of approximately $1,444,000, consisting of research and development costs relating to FED technology, including cost of revenue related to the Volga Agreement of approximately $1,194,000. Collaborative agreement cost of revenue for fiscal 2001 was approximately $374,000, including cost of revenue related to the Volga Agreement of approximately $276,000. Research and development costs relating to FED technology were included in research and development expenses prior to the commencement of the Futaba Agreement in June 2001 and after its termination in June 2002.

     Research and Development Expenses

     Research and development expenses decreased by approximately $699,000 in fiscal 2002, to approximately $1,626,000, from approximately $2,325,000 in fiscal 2001. The decrease in research and development expenses reflects the classification of development efforts related to FED technology during the term of the Futaba Agreement as costs of revenue rather than as research and development expenses. In addition, employee compensation and related costs were reduced by approximately $222,000, non-employee consultant expense was reduced by approximately $104,000, depreciation expense decreased by approximately $73,000, engineering supplies expense decreased by approximately $38,000, patent related expenses decreased by approximately $33,000, and rent expense decreased by approximately $28,000.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by approximately $94,000 to approximately $2,178,000 for fiscal 2002 from approximately $2,272,000 for fiscal 2001. The decrease in selling, general and administrative expenses reflects a decrease in the provision for doubtful accounts of approximately $117,000, a decrease in non-employee consulting expense of approximately $113,000, and a decrease in employee compensation and related costs of by approximately $23,000, offset by an increase in professional fees of approximately $77,000 and an increase in advertising expense of approximately $66,000.

     Impairment Loss on Commercial Trade Barter credits

     In fiscal 2002, we recognized an impairment loss in the amount of approximately $2,821,000 in connection with unused commercial trade barter credits. These barter credits may be redeemed to reduce the cost of advertising as well as other products and services. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay 65-70% of the transaction value in cash. Because our anticipated cash flow has been negatively affected by the termination of the Futaba Agreement, our ability to make such payments and thereby utilize the barter credits is uncertain.

     Interest Income

     Interest income was approximately $24,000 in fiscal 2002, compared to approximately $32,000 in fiscal 2001. This resulted from an increase in average funds available for investment offset by a reduction in prevailing interest rates.

     Fiscal Year Ended October 31, 2001 Compared to Fiscal Year Ended October 31, 2000

     Product Sales

     Revenue. Product sales, net of sales returns, for fiscal 2001 decreased to approximately $732,000 from approximately $1,472,000 in fiscal 2000. The decrease in product sales is due to lower unit sales. Our product sales have been limited and are sensitive to individual large transactions. We believe that changes in product sales between periods generally represents the nature of the early stage of our product and sales channel development.

     Gross Profit. Gross profit from product sales decreased in fiscal 2001 to approximately $409,000 compared to approximately $747,000 in fiscal 2000. Gross profit as a percentage of revenue increased to approximately 56% in fiscal 2001 compared to approximately 51% in fiscal 2000. The increase in gross profit as a percentage of revenue resulted primarily from a change in the mix of products sold.

     Collaborative Agreement

     Revenue. Revenue for fiscal 2001 related to the Futaba Agreement, which was entered into in June 2001, was approximately $958,000. We recognized payments received from Futaba as income ratably over Phase I of the Futaba Agreement. There were no such collaborative agreements that generated revenue prior to fiscal 2001.

     Gross Profit. Gross profit was approximately $584,000 in fiscal 2001, or 61% as a percentage of revenue. Collaborative agreement cost of revenue for fiscal 2001 was approximately $374,000, including cost of revenue related to the Volga Agreement of approximately $276,000. Research and development costs relating to FED technology were included in research and development expenses prior to the commencement of the Futaba Agreement in June 2001.

     Research and Development Expenses

     Research and development expenses decreased by approximately $407,000 in fiscal 2001, to approximately $2,325,000, from approximately $2,732,000 in fiscal 2000. The decrease in research and development expenses reflects the classification in fiscal 2001 of development efforts related to FED technology during the term of the Futaba Agreement, as costs of revenues rather than as research and development expenses. In addition, patent related expenses decreased by approximately $195,000 and depreciation expense decreased by approximately $65,000, offset by an increase in non-employee consulting expense of approximately $107,000 and an increase in employee compensation and related costs of approximately $52,000.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by approximately $827,000 to approximately $2,272,000 in fiscal 2001 from approximately $3,099,000 in fiscal 2000. The decrease in selling, general and administrative expenses reflects a write down in fiscal 2000 of the inventory carrying value of Magicom products of approximately $475,000 and effective cost-cutting measures during fiscal 2001. These cost-cutting measures included a reduction in advertising and related expenses of approximately $390,000, a reduction in non-employee consulting expense of approximately $135,000, and a reduction in employee compensation and related costs of approximately $40,000, offset by an increase in the provision for doubtful accounts of approximately $197,000, which resulted from our experience with several slow-paying customers, and a charge of $100,000, related to a determination by us as to the likelihood of the realization of value of our commercial trade credits.

     Interest Income

     Interest income decreased by approximately $89,000 to approximately $32,000 in fiscal 2001 as compared to approximately $121,000 in fiscal 2000, primarily as a result of a reduction in average funds available for investment and then prevailing interest rates.

Liquidity and Capital Resources

     From our inception through June 2001, we met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. Commencing in the fourth quarter of fiscal 1999, we also began to generate cash from sales of our encryption products, and, from June 2001 to January 2002, we received development payments from Futaba under the Futaba Agreement.

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

     During fiscal 2002, our operating activities used approximately $431,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $4,137,000, which was offset by $3,000,000 in payments received from Futaba, cash of approximately $682,000 received from collections of accounts receivable related to sales of encryption products and approximately $24,000 of interest income received. In addition, we received approximately $8,000 in cash upon the exercise of stock options and purchased approximately $39,000 of equipment. As a result, our cash and cash equivalents at October 31, 2002 decreased to approximately $855,000 from approximately $1,317,000 at the end of fiscal 2001.

     Accounts receivable and other receivables decreased by approximately $136,000 from approximately $536,000 at the end of fiscal 2001 to approximately $401,000 at October 31, 2002. The decrease in accounts receivable is a result of the timing of collections and the increase in the allowance for doubtful accounts, which resulted from our experience with respect to one slow paying customer. Inventories decreased approximately $293,000 from approximately

$1,589,000 at October 31, 2001 to approximately $1,296,000 at October 31, 2002, as a result of the timing of shipments and production schedules as well as an increase to the provision for slow-moving inventory of approximately $100,000, which resulted from management's experience with sales of our USS-900 product. Prepaid expenses and other current assets decreased by approximately $34,000 from approximately $137,000 at the end of fiscal 2001 to approximately $103,000 at October 31, 2002. Accounts payable and accrued liabilities decreased by approximately $440,000 from approximately $854,000 at the end of fiscal 2001 to approximately $414,000 at October 31, 2002, as a result of the decrease in operating expenses and the timing of payments. We recognized the cash received from Futaba as income ratably over Phase I; accordingly, the portion not yet recognized as income was recorded as deferred revenue. Deferred revenue related to cash received from Futaba decreased from approximately $1,542,000 at October 31, 2001 to $0 at October 31, 2002.

     As a result of these changes, working capital at October 31, 2002 increased to approximately $2,240,000 from approximately $1,184,000 at the end of fiscal 2001.

     Our working capital includes inventory of approximately $1,296,000 and $1,589,000 at October, 2002 and 2001, respectively. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

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


     The auditor's report on our financial statements as of October 31, 2002 states that the net loss incurred during the year ended October 31, 2002, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

     Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2004. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.

     We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers who market our encryption products on a non-exclusive basis. During fiscal 2002, we have recognized revenue from product sales of approximately $645,000 and revenue in connection with the Futaba Agreement of approximately $4,542,000.

     Our common stock is listed on The Nasdaq SmallCap Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid of at least $1 per share and that we maintain either stockholders' equity of $2,500,000, or market capitalization of $35,000,000, or net income in the last complete fiscal year of $500,000. Our stockholders' equity as of October 31, 2002 was approximately $2,317,000. The closing bid price of our common stock on February 6, 2003, was $0.17, and it has been below $1 since February 12, 2001. In August 2002, Nasdaq notified us that our common stock is subject to delisting if the bid price of our common stock fails to close at $1 per share or more for a minimum of 10 consecutive trading days prior to February 10, 2003. Since we did not regain compliance during that period, Nasdaq could provide written notification that our securities will be delisted. Upon receiving such notification we intend to request a hearing, which is usually held within 45 days, during which time our common stock would remain listed on The Nasdaq SmallCap Market. As a result of that hearing, our common stock could be delisted. A delisting of our common stock could have an adverse affect on the market price and liquidity of our common stock.

     The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2002:




                                                             Payments Due by Period
                                       Less
                                       than             1-3            4-5           After
Contractual Obligations               1 year           years          years         5 years          Total
-------------------------------    -------------    ------------    ----------     -----------    ------------
Operating Leases                   $228,000           $20,000               -               -       $248,000
                                   -------------    ------------    ----------     -----------    ------------

Total Contractual Cash
      Obligations                  $228,000           $20,000               -               -       $248,000
                                   =============    ============    ==========     ===========    ============


Impact of Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The adoption of SFAS No. 141 had no effect on our financial position or results of operations.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not believe the adoption of SFAS No. 148 will have a material effect on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We have invested a portion of our cash on hand in short term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.



Item 8.           Financial Statements and Supplementary Data.

                  See accompanying "Index to Financial Statements."



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     On June 6, 2002, we dismissed our independent certified public accountants, Arthur Andersen LLP ("Arthur Andersen"), and engaged Grant Thornton LLP to serve as its new independent certified public accountants for fiscal year 2002. The change in accountants was effective immediately. This determination was approved by our Audit Committee.

     Arthur Andersen's reports on our financial statements for each of the years ended October 31, 2001 and October 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the fiscal years ended October 31, 2001 and 2000 and the interim period between October 31, 2001 and June 6, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K.

     We provided Arthur Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16 is a copy of Arthur Andersen's letter, dated June 12,

2002, stating its agreement with such statements. During the years ended October 31, 2001 and 2000 and through June 6, 2002, neither CopyTele nor anyone acting on its behalf consulted Grant Thornton LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on CopyTele's financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information with respect to all of our directors and executive officers:

                                                                                         Director and/or
           Name                      Position with the Company and               Age    Executive Officer
                                          Principal Occupation                                Since
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos           Director, Chairman of the Board and Chief              75           1982
                          Executive Officer
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto          Director and President                                 78           1982
-----------------------------------------------------------------------------------------------------------
Henry P. Herms            Director, Chief Financial Officer and Vice             57           2000
                          President - Finance
-----------------------------------------------------------------------------------------------------------
George P. Larounis        Director                                               74           1997
-----------------------------------------------------------------------------------------------------------
Anthony Bowers            Director                                               45           2000
-----------------------------------------------------------------------------------------------------------


     Mr. Krusos has served as one of our Directors and as our Chairman of the Board and Chief Executive Officer since November 1982. He holds an M.S.E.E. degree from Newark College of Engineering, a B.E.E. degree from City College of New York and a J.D. degree from St. John's University.

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

     Lewis H. Titterton served as one of our Directors from July 1999 until his resignation from our Board of Directors, for personal reasons, on January 6, 2003. We are seeking to add a new Director to our Board to replace Mr. Titterton.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission ("SEC"). Directors, executive officers and ten percent stockholders are required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) fillings were made on a timely basis during fiscal year 2002.

Item 11. Executive Compensation.

     Messrs. Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director, Frank J. DiSanto, President and Director, and Henry P. Herms, Chief Financial Officer, Vice President - Finance and Director, are our executive officers. While there are no formal agreements, Denis A. Krusos and Frank J. DiSanto waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1, 1985. As a result, Mr. Krusos received no salary or bonus during the last three fiscal years. No executive officer received an annual salary and bonus in excess of $100,000 during the fiscal year ended October 31, 2002. The following is compensation information regarding Mr. Krusos for the fiscal years ended October 31, 2002, 2001 and 2000:



                                     SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------
                                                                                Long-Term
                                                                                Compensation Awards
                                                 Fiscal
             Name and                            Year          Annual           Securities Underlying
             Principal Position                  Ended         Compensation     Options (#)
-------------------------------------------------------------------------------------------------------
Denis A. Krusos,                                10/31/02              -                           -
Chairman of the Board,                          10/31/01              -                        500,000
Chief Executive Officer and Director            10/31/00              -                        250,000
-------------------------------------------------------------------------------------------------------



     The following is information regarding stock options granted to Mr. Krusos pursuant to the 2000 Share Incentive Plan, during the fiscal year ended October
31, 2002:

                                          OPTION GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------
                                Individual Grants                               Potential Realizable
                                                                                Value at Assumed Annual
                                                                                Rates of Stock Price
                                                                                Appreciation for
                                                                                Option Term
-------------------------------------------------------------------------------------------------------
                                        Percent of
                   Number of            Total Options
                   Securities           Granted to        Exercise
                   Underlying Options   Employees in      Price       Expiration
      Name         Granted (#)          Fiscal Year       ($/Share)   Date           5% ($)     10% ($)
-------------------------------------------------------------------------------------------------------
Denis A. Krusos       -                     -              -             -            -          -
-------------------------------------------------------------------------------------------------------



     The following is information regarding stock option exercises during fiscal 2002 by Mr. Krusos and the values of his options as of October 31, 2002:



                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                           FY-END OPTION/VALUES
=======================================================================================================
                                Value Realized
                    Shares           ($)            Number of Securities          Value of Unexercised
                  Acquired on                      Underlying Unexercised       In-the-Money Options at
      Name       Exercise (#)                  Options at Fiscal Year End (#)     Fiscal Year End ($)
                                               -------------------------------------------------------------
                                                 Exercisable   Unexercisable   Exercisable   Unexercisable
============================================================================================================
Denis A. Krusos        -              -           3,576,290          -              -              -
------------------------------------------------------------------------------------------------------------


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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to our common stock beneficially owned as of February 6, 2003 by (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and (c) all directors and executive officers as a group:


-------------------------------------------------------------------------------------------------------
          Name and Address of Beneficial Owner          Amount and Nature of Beneficial      Percent
                                                                Ownership(1)(2)              of Class
=======================================================================================================
Denis A. Krusos                                                    5,940,600                  7.82%
900 Walt Whitman Road
Melville, NY  11747
-------------------------------------------------------------------------------------------------------
Frank J. DiSanto                                                   3,897,505                  5.15%
900 Walt Whitman Road
Melville, NY  11747
-------------------------------------------------------------------------------------------------------
Henry P. Herms                                                      250,000                     *
900 Walt Whitman Road
Melville, NY  11747
-------------------------------------------------------------------------------------------------------
George P. Larounis                                                  362,500                     *
900 Walt Whitman Road
Melville, NY 11747
-------------------------------------------------------------------------------------------------------
Anthony Bowers                                                      264,300                     *
900 Walt Whitman Road
Melville, NY 11747
-------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group (5                 10,714,905                 13.40%
persons)
-------------------------------------------------------------------------------------------------------

                  *  Less than 1%.

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

                  (2) Includes 3,576,290 shares, 3,254,290 shares, 250,000
                  shares, 362,500 shares, 90,000 shares and 7,533,080 shares as to which Denis A. Krusos, Frank J. DiSanto, Henry P. Herms, George P. Larounis, Anthony Bowers, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Stock Option Plan and the 2000 Share Incentive Plan.

Equity Compensation Plan Information

     The following is information as of October 31, 2002 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 1987 Stock Option Plan, the 1993 Stock Option Plan and the 2000 Share Incentive Plan. See Note 7 to Financial Statements for more information on these plans.


                                 Number of securities                               Number of securities
                                 to be issued                                       remaining available
                                 upon under equity                                  for future issuance
                                 exercise of               Weighted average         compensation plans
                                 outstanding               exercise price of        (excluding securities
                                 options, warrants         outstanding options,     reflected in column (a))
    Plan category                and rights                warrants and rights
----------------------------    ---------------------     -----------------------    ------------------------
                                       (a)                      (b)                          (c)
Equity compensation plans                 14,705,743                     $3.42                4,430,500
approved by security
holders
Equity compensation plans                          0                         0                       0
not approved by security
holders
Total                                     14,705,743                     $3.42               4,430,500



Item 13. Certain Relationships and Related Transactions.

                  None.



Item 14. Controls and Procedures.

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.

         (a)(1)(2) Financial Statement Schedules

                  See accompanying "Index to Financial Statements."

         (a)(3)   Executive Compensation Plans and Arrangements

                  Stock Option Plan (1987) (filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1987).

                  Amendment to Stock Option Plan (1987) (filed as Exhibit 10.69 to our Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

                  CopyTele, Inc. 1993 Stock Option Plan (filed as Annex A to our Proxy Statement dated June 10, 1993).

                  Amendment No. 1 to CopyTele, Inc. 1993 Stock Option Plan (filed as Exhibit 4(d) to our Form S-8 dated September 6,
                  1995).

                  Amendment No. 2 to CopyTele, Inc. 1993 Stock Option Plan (filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996).

                  CopyTele, Inc. 2000 Share Incentive Plan (filed as Annex A of our Proxy Statement dated June 12, 2000).

                  Amendment No. 1 to CopyTele, Inc. 2000 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001).

                  Amendment No. 2 to CopyTele, Inc. 2000 Share Incentive Plan

         (b)      Reports on Form 8-K

                  We filed no Current Report on Form 8-K during the fourth quarter of our fiscal year ended October 31, 2002.

         (c)      Exhibits

                  3.1 Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and to Form 10-Q for the fiscal quarter ended July 31, 1997.)

                  3.2 By-laws, as amended and restated. (Incorporated by reference to Post-Effective Amendment No. 1 to Form S-8 (Registration No. 33-49402) dated December 8, 1993.)

                           Amendment to By-laws. (Incorporated by reference to Post-Effective Amendment No. 1 to Form S-8 (Registration No. 33-49402) dated December 8, 1993.)

                  10.1 Stock Option Plan, adopted on April 1, 1987 and approved by shareholders on May 27, 1987. (Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1987.)

                  10.2 Amendment to Stock Option Plan, adopted on March 12, 1990 and approved by shareholders on May 24, 1990. (Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1990.)

                  10.3 CopyTele, Inc. 1993 Stock Option Plan, adopted on April 28, 1993 and approved by shareholders on July 14, 1993. (Incorporated by reference to Proxy Statement dated June 10, 1993.)

                  10.4 Amendment No. 1 to the CopyTele, Inc. 1993 Stock Option Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995. (Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.)

                  10.5 Amendment No. 2 to the CopyTele, Inc. 1993 Stock Option Plan, adopted on May 10, 1996 and approved by shareholders on July 24, 1996. (Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.)

                  10.6 Agreement dated March 3, 1999 between Harris Corporation and CopyTele, Inc. (Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999.)

                  10.7 Stock Subscription Agreement dated April 27, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton. (Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999.)

                  10.8 Agreement dated July 28, 1999, among CopyTele, Inc., Harris Corporation and RF Communications. (Incorporated by reference to Form 8-K dated July 28, 1999.)

                  10.9 Stock Subscription Agreement dated August 30, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton. (Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1999.)

                  10.10 CopyTele, Inc. 2000 Share Incentive Plan. (Incorporated by reference to Annex A of our Proxy Statement dated June 12, 2000.)

                  10.11 Amendment No. 1 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 6, 2001 and approved by shareholders on August 16, 2001. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 2001.)

                  10.12 Amendment No. 2 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 16, 2002 and approved by shareholders on September 12, 2002. (Incorporated by reference to Exhibit 4(e) to our Form S-8 (Registration No. 333-99717) dated September 18, 2002.)

                  10.13 Joint Cooperation Agreement for Field Emission Displays, dated June 11, 2001, by and between CopyTele, Inc. and Futaba Corporation. (Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2001.)

                  10.14 Letter Agreement between CopyTele, Inc. and Futaba Corporation, dated January 11, 2002. (Incorporated by reference to Exhibit 10.13 to our Form 10-K for the fiscal year ended October 31, 2001.)

                  10.15 Amendment, dated May 10, 2001, to the Joint Cooperation Agreement between CopyTele, Inc. and Volga Svet Ltd. (Incorporated by reference to Exhibit
                           10.14 to our Form 10-K for the fiscal year ended October 31, 2001.)

                  10.16 Letter Agreement between CopyTele, Inc. and Volga Svet Ltd., dated as of February 1, 2002. (Incorporated by reference to Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2001.)

                  16 Letter from Arthur Andersen LLP regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated June 6, 2002.)

                  23.1     Consent of Grant Thornton LLP.  (Filed herewith.)

                  23.2 Notice Regarding Consent of Arthur Andersen LLP. (Filed herewith.)

                  99.1     Statement of Chief Executive Officer Pursuant to
                           Section 1350 of Title 18 of the United States Code. (Filed herewith.)

                  99.2     Statement of Chief Financial Officer Pursuant to
                           Section 1350 of Title 18 of the United States Code. (Filed herewith.)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COPYTELE, INC.

                                                By:  /s/ Denis A. Krusos
                                                     --------------------------
                                                     Denis A. Krusos
                                                     Chairman of the Board and
February 13, 2003                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                By:  /s/ Denis A. Krusos
                                                   -----------------------------
                                                     Denis A. Krusos
                                                     Chairman of the Board,
                                                     Chief Executive Officer and
                                                     Director (Principal
                                                     Executive Officer)

February 13, 2003

                                                By:  /s/ Frank J. DiSanto
                                                   -----------------------------
                                                     Frank J. DiSanto
February 13, 2003                                    President and Director


                                                By:  /s/ Henry P. Herms
                                                   -----------------------------
                                                     Henry P. Herms
                                                     Vice President - Finance,
                                                     Chief Financial Officer and
                                                     Director (Principal
                                                     Financial and Accounting
                                                     Officer)

February 13, 2003


                                                By: /s/ George P. Larounis
                                                   -----------------------------
                                                    George P. Larounis
February 13, 2003                                   Director


                                                By: /s/ Anthony Bowers
                                                    ----------------------------
                                                     Anthony Bowers
February 13, 2003                                    Director

                                  CERTIFICATION

I, Denis A. Krusos, Chairman of the Board and Chief Executive Officer of CopyTele, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of CopyTele, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                /s/ Denis A. Krusos
                                                --------------------------------
                                                Denis A. Krusos
                                                Chairman of the Board,
                                                Chief Executive Officer
February 13, 2003                               (Principal Executive Officer)

                                  CERTIFICATION

I, Henry P. Herms, Vice President - Finance and Chief Financial Officer of CopyTele, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of CopyTele, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                              /s/ Henry P. Herms
                                              -------------------------------
                                              Henry P. Herms
                                              Vice President - Finance and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

February 13, 2003

COPYTELE, INC.


INDEX TO FINANCIAL STATEMENTS
OCTOBER 31, 2002


                                                                                                          Page
                                                                                                          ----
Report of Independent Certified Public Accountants: Grant Thornton LLP                                     F-1
Report of Independent Public Accountants: Arthur Andersen LLP                                              F-2
Balance Sheets as of October 31, 2002 and 2001                                                             F-3
Statements of Operations for the years ended October 31, 2002, 2001 and 2000                               F-4
Statement of Shareholders' Equity for the years ended October 31, 2002, 2001 and 2000                      F-5
Statements of Cash Flows for the years ended October 31, 2002, 2001 and 2000                               F-6
Notes to Financial Statements                                                                           F-7 - F-22
Report of Independent Public Accountants on Schedule: Arthur Andersen LLP                                  S-1
Schedule of Valuation and Qualifying Accounts                                                              S-2
-------------------------------------------------------------------------------------------------------

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
     CopyTele, Inc.

We have audited the accompanying balance sheet of CopyTele, Inc. (the "Company") (a Delaware corporation) as of October 31, 2002, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CopyTele, Inc. as of October 31, 2001, and for the two years then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 24, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. as of October 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss of approximately $3,285,000 during the year ended October 31, 2002, and, as of that date, the Company has an accumulated deficit of approximately $61,981,000. These and the other factors described in
Note 1 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the financial statement schedule listed in the Index at
Item 15(a)(2) as of and for the year ended October 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP


Melville, New York
December 18, 2002

We are including in this Annual Report on Form 10-K, pursuant to Rule 2-02(e) of Regulation S-X, a copy of the prior year's Report of Independent Public Accountants from our prior independent public accountants, Arthur Andersen LLP ("Andersen"). This report was previously issued by Andersen, for filing with our Annual Report on Form 10-K for fiscal year 2001, and has not been reissued by Andersen. Note that this previously issued Andersen report includes references to certain fiscal years and periods, which are not required to be presented in the accompanying financial statements as of and for the fiscal years ended October 31, 2002.



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


ARTHUR ANDERSEN  LLP

Melville, New York
January 24, 2002

COPYTELE, INC.

BALANCE SHEETS


                                                                                       October 31,           October 31,
                                    ASSETS                                                 2002                  2001
                                    ------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $        854,822      $      1,316,860
   Accounts receivable, net of allowance for doubtful accounts of $325,505 and
     $240,000, respectively                                                                  77,780               536,391
   Other receivables                                                                        322,952                     -
   Inventories                                                                            1,296,199             1,589,350
   Prepaid expenses and other current assets                                                102,519               136,902
                                                                                   ----------------      ----------------

                  Total current assets                                                    2,654,272             3,579,503

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
   $2,050,927 and $2,004,449, respectively                                                   71,583               119,487

OTHER ASSETS                                                                                  5,654             2,863,413
                                                                                   ----------------      ----------------
                                                                                   $      2,731,509      $      6,562,403
                                                                                   ================      ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $        379,169      $        816,011
   Accrued liabilities                                                                       34,850                38,199
   Deferred revenue                                                                               -             1,541,667
                                                                                   ----------------      ----------------

                  Total current liabilities                                                 414,019             2,395,877

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
     shares issued or outstanding                                                                 -                     -
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
       70,257,155 and 66,521,100 shares issued and outstanding, respectively                702,572               665,211
   Additional paid-in capital                                                            63,596,213            62,197,370
   Accumulated deficit                                                                  (61,981,295)          (58,696,055)
                                                                                   ----------------      ----------------
                                                                                          2,317,490             4,166,526
                                                                                   ----------------      ----------------
                                                                                   $      2,731,509      $      6,562,403
                                                                                   ================      ================



The accompanying notes are an integral part of these statements.

COPYTELE, INC.

STATEMENTS OF OPERATIONS



                                                                                        For the Years Ended October 31,
                                                                                     2002              2001             2000
                                                                                     ----              -----            ----
REVENUE
   Product sales, net                                                                $645,027         $732,435        $1,471,998
   Collaborative agreement                                                          4,541,667          958,333                 -
                                                                              ---------------  ---------------   ---------------
                  Total revenue                                                     5,186,694        1,690,768         1,471,998

COST OF REVENUE
   Cost of product sales                                                              427,056          323,705           725,438
   Cost of collaborative agreement                                                  1,444,002          373,934                 -
                                                                              ---------------  ---------------   ---------------
                  Total cost of revenue                                             1,871,058          697,639           725,438

                  Gross profit                                                      3,315,636          993,129           746,560
                                                                              ---------------  ---------------   ---------------

OPERATING EXPENSES
   Research and development expenses                                                1,625,974        2,324,979         2,732,229
   Selling, general and administrative expenses                                     2,177,608        2,272,386         3,099,483
   Impairment loss on commercial trade barter credits                               2,820,800                -                 -
                                                                              ---------------  ---------------   ---------------
                   Total operating expenses                                         6,624,382        4,597,365         5,831,712
                                                                              ---------------  ---------------   ---------------

LOSS FROM OPERATIONS                                                               (3,308,746)      (3,604,236)       (5,085,152)

INTEREST INCOME                                                                        23,506           32,279           120,979
                                                                              ---------------  ---------------   ---------------

NET LOSS                                                                      $    (3,285,240) $    (3,571,957)  $    (4,964,173)
                                                                              ===============  ===============   ===============


PER SHARE INFORMATION:
Net loss per share:
   Basic and Diluted                                                          $         (.05 ) $         (.06)   $          (.08)
                                                                              ===============  ==============    ===============

Shares used in computing net loss per share:
   Basic and Diluted                                                               68,088,748       64,561,252        62,261,250
                                                                              ===============  ===============   ===============



        The accompanying notes are an integral part of these statements.

COPYTELE, INC.


STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

                                                                          Common Stock               Additional
                                                                     ------------------------        Paid-in        Accumulated
                                                                      Shares        Par Value        Capital        Deficit
                                                                     -----------    ------------     -----------   ---------------
BALANCE, November 1, 1999                                             60,057,376    $    600,574     $55,844,128   $(50,159,925)

Stock option compensation to consultants                                       -               -         210,650              -
Common stock issued in private placements, net of expenses               616,500           6,165         794,420              -
Common stock issued upon exercise of stock options under stock         2,267,400          22,674       3,003,050              -
  option plans
Common stock issued upon exercise of warrants                            143,250           1,433         198,604              -
Net loss                                                                       -               -               -     (4,964,173)
                                                                   -------------    ------------   -------------  -------------

BALANCE, October 31, 2000                                             63,084,526         630,846      60,050,852    (55,124,098)

Stock option compensation to consultants                                       -               -         229,620              -
Common stock issued upon exercise of stock options under stock         1,457,034          14,570         805,189              -
  option plans
Common stock issued to employees for services rendered                 1,707,725          17,077         973,701              -
Common stock issued to consultants                                       271,815           2,718         138,008              -
Net loss                                                                       -               -               -     (3,571,957)
                                                                   -------------    ------------   -------------  -------------

BALANCE, October 31, 2001                                             66,521,100         665,211      62,197,370    (58,696,055)

Common stock issued upon exercise of
 stock options under stock option plans                                   20,000             200           7,800              -

Common stock issued to employees for services rendered                 3,311,405          33,114       1,280,039              -
Common stock issued to consultants                                       404,650           4,047         111,004              -
Net loss                                                                       -               -               -     (3,285,240)
                                                                   -------------    ------------   -------------  -------------

BALANCE, October 31, 2002                                             70,257,155     $   702,572    $ 63,596,213   $(61,981,295)
                                                                   =============    ============   =============   ============


     The accompanying notes are an integral part of this statement.



STATEMENTS OF CASH FLOWS


                                                                                          For the Years Ended October 31,
                                                                                ---------------------------------------------------
                                                                                      2002              2001              2000
                                                                                -------------      -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants                             $  (4,136,913)     $  (3,695,031)   $ (5,769,836)
   Cash received from customers                                                       681,936            444,907         801,747
   Cash received from collaborative agreement                                       3,000,000          2,500,000               -
   Interest received                                                                   23,506             32,279         127,511
                                                                                -------------      -------------    ------------
         Net cash used in operating activities                                       (431,471)          (717,845)     (4,840,578)
                                                                                -------------      -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment                                   (38,567)           (15,972)        (30,717)
   Disbursements to acquire certificates of deposit and marketable securities               -                  -         (96,873)
   Proceeds from maturities of investments                                                  -             96,873         488,038
                                                                                -------------      -------------    ------------
         Net cash provided by (used in) investing activities                          (38,567)            80,901         360,448
                                                                                --------------     -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants, net of
     registration disbursements                                                         8,000            819,759       3,225,760
   Proceeds from sale of common stock in private placements, net                            -                  -         800,585
                                                                                -------------      -------------    ------------
         Net cash provided by financing activities                                      8,000            819,759       4,026,345
                                                                                -------------      -------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (462,038)           182,815        (453,785)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,316,860          1,134,045       1,587,830
                                                                                -------------      -------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     854,822      $   1,316,860    $  1,134,045
                                                                                =============      =============    ============

RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
   Net loss                                                                     $  (3,285,240)     $  (3,571,957)   $ (4,964,173)
   Impairment loss on commercial trade barter credits                               2,820,800                  -               -
   Stock option compensation to consultants                                                 -            229,620         210,650
   Stock awards granted to employees and consultants pursuant to stock
     incentive plans                                                                1,428,204          1,036,505               -
   Stock issued to consultants for services rendered                                        -             95,000               -
   Provision for doubtful accounts                                                    155,505            272,500          75,400
   Provision for slow-moving inventory                                                100,000                  -               -
   Depreciation and amortization                                                       86,471            166,503         261,804
   Loss on disposal of property and equipment                                               -                  -          30,050
   Change in operating assets and liabilities:
       Accounts receivable and other receivables                                      (19,846)          (214,040)       (670,251)
       Inventories                                                                    193,151            179,935        (230,677)
       Prepaid expenses and other current assets                                       34,383            (76,469)          6,666
       Other assets                                                                    36,959            105,583          57,818
       Accounts payable and accrued liabilities                                      (440,191)          (482,692)        382,135
       Deferred revenue                                                            (1,541,667)         1,541,667               -
                                                                                --------------     -------------    ------------
         Net cash used in operating activities                                  $    (431,471)     $    (717,845)   $ (4,840,578)
                                                                                =============      =============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH  INVESTING ACTIVITIES:
   Non-cash increase in other assets resulting from a barter transaction
    including the exchange of certain inventory for commercial trade credits    $           -      $          -    $  3,000,000
                                                                                =============      =============    ============


     The accompanying notes are an integral part of these statements.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000


1.       NATURE AND DEVELOPMENT OF BUSINESS AND FUNDING

Organization

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

Our principal operations include the development of a full-color flat panel video display and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

Products and Key Relationships

Our line of hardware-based encryption products are multi-functional, digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new Advanced Encryption Standard ("AES") algorithm (algorithms available in the public domain which are used by many U.S. government agencies). We have recently developed a software security product for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Windows operating systems. We are continuing our research and development activities for additional encryption products. We sell our encryption products primarily through a distributor/dealer network and to end-users, and recently we also began working with large organizations that are adding security products to their existing product lines.

We have also continued our research and development activities with respect to flat panel display technologies, including our thin flat video color display ("Field Emission Display" or "FED") and our ultra-high resolution charged particle E-Paper(TM) flat panel display. Using our planar edge emission technology, with the assistance of Volga Svet, Ltd. ("Volga") and together with Futaba Corporation ("Futaba") pursuant to agreements with Volga and Futaba described in Note 3, we have developed a 3-inch (diagonal) engineering model of a full-color video FED and subsequently with Volga we developed a 5-inch (diagonal) monochrome video FED. We have also worked with Volga to improve our FED technology, developing technology that results in substantially higher brightness than conventional CRTs and LCD or plasma flat panel displays. Together with Volga, we have incorporated this high brightness technology into engineering models of 3.7-inch (diagonal) and 5-inch (diagonal) monochrome video displays. We believe that smaller and larger displays can be made with this technology.

Funding and Management's Plans

From our inception through June 2001, we had met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. Commencing in the fourth quarter of fiscal 1999, we began to generate cash flows from sales of our encryption products, and, from June 2001 to January 2002, we received development payments from Futaba.

During fiscal 2002, our operating activities used approximately $431,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $4,137,000, which was offset by $3,000,000 in payments received from Futaba, cash of approximately $682,000 received from collections of accounts receivable related to sales of encryption products and approximately $24,000 of interest income received. In addition, we received approximately $8,000 in cash upon the exercise of stock options and purchased approximately $39,000 of equipment. As a result, our cash and cash equivalents at October 31, 2002 decreased to approximately $855,000 from approximately $1,317,000 at the end of fiscal 2001.

Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2004. However, our projections of future cash needs and cash flows may differ from actual results. We are seeking to improve our liquidity through increased sales or license of products and technology and may also seek to improve our liquidity through sales of debt or equity securities. Despite the foregoing, there can be no assurance that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity, that we will generate sufficient revenues to sustain future operations and/or profitability, that we will be able to expand our current distributor/dealer network, that production capabilities will be adequate, or that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, at terms that we would deem favorable.

     Our common stock is listed on The Nasdaq SmallCap Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid of at least $1 per share and that we maintain either stockholders' equity of $2,500,000, or market capitalization of $35,000,000, or net income in the last complete fiscal year of $500,000. Our stockholders' equity as of October 31, 2002 was approximately $2,317,000. The closing bid price of our common stock has been below $1 since February 12, 2001. In August 2002, Nasdaq notified us that our common stock is subject to delisting if the bid price of our common stock fails to close at $1 per share or more for a minimum of 10 consecutive trading days prior to February 10, 2003. Since we did not regain compliance during that period, Nasdaq could provide written notification that our securities will be delisted. Upon receiving such notification we intend to request a hearing, which is usually held within 45 days, during which time our common stock would remain listed on The Nasdaq SmallCap Market. As a result of that hearing, our common stock could be delisted. A delisting of our common stock could have an adverse affect on the market price and liquidity of our common stock.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

         Product Sales

         Revenues from product sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists;
         (ii) delivery has occurred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

         Collaborative Agreement

         The initial $2.5 million payment from Futaba pursuant to an agreement with Futaba described in Note 3, has been recognized ratably over the contractually defined one-year period of our commitment under this portion of the agreement. The $3 million payment received from Futaba under this agreement, during the three months ended January 31, 2002, has been recognized ratably over the remaining term of the one-year period.

         Sales Returns and Allowances

         Revenues are recorded net of sales returns. There were no sales returns during fiscal 2002.

         Deferred Revenue

         Payments received from Futaba under the agreement with Futaba, which are in excess of the amounts recognized as revenue, are recorded as deferred revenue in the accompanying balance sheet. As of July 31, 2002, all payments received from Futaba have been recognized as revenue.

Warranty Policy

We warrant that our products are free from defects in material and workmanship for a period of one year from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect. Management has recorded a nominal amount of warranty liability as of October 31, 2002 and October 31, 2001, based upon historical experience and management's best estimate of future warranty claims.

Statements of Cash Flows

Cash and cash equivalents consist of highly liquid instruments that are readily convertible into cash and have original maturities of three months or less. During the years ended October 31, 2002, 2001 and 2000, the Company did not pay any interest or income taxes.

Inventories

Inventories are stated at the lower of cost, including material, labor and overhead, determined on a first-in, first-out basis, or market, which represents our best estimate of market value. We regularly review inventory quantities on hand, particularly finished goods, and record a provision for excess and obsolete inventory based primarily on forecasts of future product demand.

Property and Equipment

Property and equipment, consisting primarily of engineering equipment, is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, primarily five years.

Valuation of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results and cash flows, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. When management determines that the carrying value of long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the carrying amount of the asset would be written down to fair value based upon the present value of estimate future cash flows, to reflect the impairment. See Note 4.

Research and Development Expenses

Research and development expenses incurred by us are expensed in the year incurred.

Income Taxes

We recognize deferred tax assets and liabilities for the estimated future tax effects of events that have been recognized in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation

We comply with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," while providing the required pro forma disclosures as if the fair value method had been applied (Note 9).

Net Income (Loss) Per Share of Common Stock

We comply with the provisions of SFAS No. 128, "Earnings Per Share". In accordance with SFAS 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the impact of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the fiscal years ended October 31, 2002, 2001 and 2000, were options to purchase 14,705,746 shares, 14,935,746 shares and 13,363,860 shares, respectively, and warrants to purchase 0 shares, 715,500 shares and 1,241,500 shares, respectively.

Impact of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The adoption of SFAS No. 141 had no effect on our financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. In addition, SFAS No.145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. We do not believe the adoption of SFAS No. 145 will have a material effect on our financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not believe the adoption of SFAS No. 148 will have a material effect on our financial position or results of operations.

Fair Value of Financial Instruments

We comply with the provisions of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosures about the fair value of financial instruments. In the opinion of management, the carrying value of all financial instruments, consisting primarily of cash and cash equivalents, accounts and other receivables and accounts payable, reflected in the accompanying balance sheet, approximates fair value as of October 31, 2002 and 2001.

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

3.       COLLABORATIVE AGREEMENT

From June 2001 until June 2002, we worked with Futaba under a Joint Cooperating Agreement for Field Emission Displays (the "Futaba Agreement") to jointly develop and commercialize a full-color video display utilizing our Field Emission Display technology. After extensive negotiations, we were unable to reach agreement with Futaba with respect to the terms of continuing our joint efforts to develop and commercialize our Field Emission Display technology, and on June 4, 2002 we received notification from Futaba terminating the Futaba Agreement. We have no further performance obligations with respect to this agreement. We are now evaluating our options for further developing and commercializing our technology.

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

Additionally, in 1997, we entered into an agreement with Volga (the "Volga Agreement") for certain development efforts in connection with the FED technology. Under an amendment to this agreement in May 2001, we agreed to pay Volga the sum of $180,000 per quarter for its development work during a one-year period, which was paid in full as of April 30, 2002. In connection with the additional $3,000,000 payment received from Futaba, we entered into a letter agreement, effective as of February 1, 2002, to pay Volga a total of $750,000 (payable during the three months ended April 30, 2002 and July 31, 2002, in the amounts of $450,000 and $300,000, respectively) to continue development under Phase I of the Futaba Agreement.

4.       BARTER TRANSACTION AND ASSOCIATED IMPAIRMENT

In August 2000, we entered into a nonmonetary barter transaction in which we sold $3,000,000 of certain inventory in exchange for an equal value of commercial trade credits. In accordance with APB No. 29, "Accounting for Non-Monetary Transactions," we recognized no gain or loss on the transaction as it was management's opinion that this exchange was effected at fair market value. These trade credits, which are recorded as a component of other assets on the accompanying balance sheet as of October 31, 2001, may be redeemed to reduce the cost of advertising as well as other products and services. As is typical of such arrangements, to utilize barter credits we must pay a certain percentage of the advertising or other expense in cash. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we continually evaluated the carrying amount of this asset, which was included in "Other assets" in the accompanying balance sheet, for any potential impairment.

Unused barter credits at May 1, 2002 aggregated approximately $2,821,000. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay between 65-70% of the transaction value in cash. Because our anticipated cash flow has been negatively affected by the termination of the Futaba Agreement, our ability to make such payments and thereby utilize the barter credits is uncertain. Therefore, during the three months ended July 31, 2002, we wrote off all unused barter credits, thereby recognizing an impairment loss in the amount of approximately $2,821,000. This impairment loss relates to our Encryption Products Segment.

5.       ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Futaba, in the Flat-Panel Display Segment, represented 88% and 57% of total net revenues in fiscal 2002 and 2001, respectively. Two customers, in the Encryption Products Segment, represented 38% and 20%, respectively, of total net revenues in fiscal 2000. Two customers, in the Encryption Products Segment, represented 66% and 14%, respectively, of gross accounts receivable and other receivables as of October 31, 2002. Four customers, in the Encryption Products Segment, represented 23%, 15%, 15% and 10% of gross accounts receivable, respectively, as of October 31, 2001.

6.       OTHER RECEIVABLES

In May and June 2002, we received restricted common stock from a customer in connection with an outstanding accounts receivable balance of approximately $323,000. We anticipate settling this accounts receivable balance through the sale of the restricted common stock. This customer has agreed with us to cure any deficiency between the proceeds from the sale of the restricted common stock and the balance of the outstanding accounts receivable balance. In addition, the customer's principal shareholder has personally agreed to cure any deficiency in the event that the customer defaults on its agreement to cure such deficiency, up to $292,000.

7.       INVENTORIES

Inventories consist of the following as of:

                                                                                   October 31,
                                                                             2002               2001
                                                                           ---------          ---------
             Component parts                                               $ 385,538          $ 411,111
             Work-in-process                                                  44,105             23,189
             Finished products                                               866,556          1,155,050
                                                                    ----------------    ---------------
                                                                    $      1,296,199    $     1,589,350
                                                                    ================    ===============



8.       ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

                                                                                 October 31,
                                                                           2002             2001
                                                                        ---------          ---------
              Accrued professional fees                             $       7,992     $        16,526
              Accrued payroll and related expenses                          7,014               7,346
              Accrued other                                                19,844              14,327
                                                                    -------------     ---------------
                                                                    $      34,850     $        38,199
                                                                    =============     ===============

9.       SHAREHOLDERS' EQUITY

Common Stock Issuances

During fiscal years ended October 31, 2002, 2001 and 2000, we issued 3,311,405 shares, 1,707,725 shares and 0 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to our 2000 Share Incentive Plan (the "2000 Share Plan"). In addition during fiscal 2002, 2001 and 2000, we issued 404,650 shares, 271,815 shares and 0 shares, respectively, of common stock to consultants for services rendered of which 404,650 shares, 68,720 shares and 0 shares, respectively, were pursuant to the 2000 Share Plan. The weighted-average fair value of the common stock issued was $0.38 and $0.57 during fiscal 2002 and 2001, respectively.

Sales of Common Stock and Issuance of Warrants

During fiscal 2000, we sold 616,500 shares of our common stock in four private placements at an average price of $1.31 per share, for an aggregate of $800,585 net of expenses. In conjunction with the sales of common stock, we issued warrants to purchase 616,500 shares of common stock at exercise prices equal to the fair market value of the common stock on the respective dates of issuance, expiring on various dates through March 22, 2002.

Warrants to purchase 716,500 shares of common stock issued and outstanding were exercisable as of October 31, 2001, all of which expired, unexercised during fiscal 2002. There are no outstanding warrants to purchase common stock at October 31, 2002.

Preferred Stock

On May 29, 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors. As of October 31, 2002 and 2001, there is no preferred stock issued and outstanding.

Stock Option Plans

We have three stock option plans: the 1987 Stock Option Plan (the "1987 Plan"), the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), and the 2000 Share Plan, which were adopted by our Board of Directors on April 1, 1987, April 28, 1993, and May 8, 2000, respectively.

SFAS No. 123 encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock options granted to employees using the intrinsic value method prescribed in APB Opinion No. 25. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, we have not recognized any compensation cost, as all option grants to employees have been made at the fair market value of our stock on the date of grant.

Had compensation cost for these plans been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share would have increased to the following pro forma amounts:

                                                                                 For the Year Ended October 31,
                                                                       ------------------------------------------------
                                                                           2002             2001               2000
                                                                       -----------      ------------       ------------
            Net Loss:                               As Reported        $(3,285,240)     $(3,571,957)       $(4,964,173)
                                                    Pro Forma          $(3,568,148)     $(4,903,739)       $(6,295,955)
            Basic and Diluted
            Net Loss per share of common stock:     As Reported              $(.05)           $(.06)             $(.08)
                                                    Pro Forma                $(.05)           $(.08)             $(.10)


The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants for the years ended October 31, 2002, 2001 and 2000, respectively: risk free interest rates of 3.26%, 4.05% and 5.97%; expected dividend yields of 0% for all periods; expected lives of 2.50 for all periods; and expected stock price volatility of 93%, 62% and 85%. The weighted average fair value of options granted under SFAS No. 123 for the fiscal years ended October 31, 2002, 2001 and 2000 was $0.34, $0.55 and $0.58, respectively.

We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123. Compensation expense for consultants, recognized in the fiscal years ended October 31, 2002, 2001 and 2000, was $0, $229,620 and $210,650, respectively. Such compensation expense was recognized in accordance with Emerging Issues Task Force Issue No. 00-08, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" and No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and is included in either research and development expenses or selling, general and administrative expenses, as applicable, in the accompanying statements of operations.

In May 1987, our shareholders approved the 1987 Plan which, after giving consideration to stock splits, as well as an amendment approved by shareholders in May 1990 to increase the number of shares issuable under the 1987 Plan, provided for the granting of stock options to purchase 9,000,000 shares of our common stock. The 1987 Plan provided for the granting of incentive stock options to key employees, and nonqualified stock options to key employees, consultants and directors of the Company. The option prices were determined by the Board of Directors, but with respect to incentive stock options, the option price could not be less than the fair market value at the date of grant. The stock options are exercisable over a period not to exceed 10 years, also as determined by the Board of Directors. In July 1992, we registered the shares of common stock covered by the 1987 Plan. Upon approval of the 1993 Plan by our shareholders in July 1993, the 1987 Plan was terminated with respect to the grant of future options.

Information regarding the 1987 Plan for the three years ended October 31, 2002 is as follows:

                                                                                                  Current Weighted
                                                                                                  Average Exercise
                                                                                 Shares           Price Per Share
                                                                                 ------           ----------------
     Shares Under Option and Exercisable at November 1, 1999                       580,800              $5.09
        Expired                                                                   (125,000)             $3.20
                                                                            --------------
     Shares Under Option and Exercisable at October 31, 2000                       455,800              $5.41
        Expired                                                                     (6,800)             $4.25
                                                                            --------------
     Shares Under Option and Exercisable at October 31, 2001                       449,000              $5.63
        Expired                                                                   (140,000)             $5.63
                                                                            --------------
     Shares Under Option and Exercisable at October 31, 2002                       309,000              $5.63
                                                                            ==============


The following table summarizes information about stock options outstanding under the 1987 Plan as of October 31, 2002:

                                               Options Outstanding                             Options Exercisable
                                Number          Weighted Average         Weighted           Number           Weighted
                             Outstanding           Remaining              Average         Exercisable         Average
         Exercise Price      at 10/31/02        Contractual Life      Exercise Price      at 10/31/02     Exercise Price
       ------------------- ----------------- ----------------------- ------------------ ---------------- ----------------
             $5.63             309,000                3.17                 $5.63             309,000            $5.63

       -------------------------------------------------------------------------------------------------------------------

The exercise price with respect to all of the options granted under the 1987 Plan since its inception was at least equal to the fair market value of the underlying common stock at the date of grant.

On July 14, 1993, our shareholders approved the 1993 Plan, which had been adopted by our Board of Directors on April 28, 1993. The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares available for issuance thereunder from 6,000,000 shares to 20,000,000 shares, after giving consideration to stock splits. The 1993 Plan provided for the granting of incentive stock options and stock appreciation rights to key employees, and non-qualified stock options and stock appreciation rights to key employees and consultants of the Company. The 1993 Plan was administered by the Stock Option Committee, which determined the option price, term and provisions of each option. However, the purchase price of shares issuable upon the exercise of incentive stock options could not be less than the fair market value of such shares and incentive stock options are not exercisable for more than 10 years. Upon approval of the 2000 Share Plan by our shareholders in July 2000, the 1993 Plan was terminated with respect to the grant of future options.

Information regarding the 1993 Plan for the three years ended October 31, 2002 is as follows:

                                                                                                  Current Weighted
                                                                                                  Average Exercise
                                                                                 Shares           Price Per Share
                                                                                 ------           ---------------
        Shares Under Option at November 1, 1999                                  13,251,160               $4.22
          Granted                                                                 1,939,000               $4.72
          Canceled                                                               (1,118,700)              $4.65
          Expired                                                                   (40,000)              $4.47
          Exercised                                                              (2,267,400)              $1.03
                                                                             --------------
        Shares Under Option at October 31, 2000                                  11,764,060               $4.23
          Canceled                                                                 (887,280)              $3.90
                                                                             --------------
        Shares Under Option at October 31, 2001                                  10,876,780               $4.23
          Canceled                                                                                        $3.94
                                                                             --------------
                                                                                    (80,000)
        Shares Under Option and Exercisable at October 31, 2002                  10,796,780               $4.26
                                                                             ==============

The following table summarizes information about stock options outstanding under the 1993 Plan as of October 31, 2002:

                                                Options Outstanding                             Options Exercisable
                                ----------------------------------------------------       -------------------------------
                                                     Weighted
                                   Number             Average            Weighted            Number            Weighted
               Range of         Outstanding          Remaining            Average          Exercisable          Average
           Exercise Prices      at 10/31/02      Contractual Life     Exercise Price       at 10/31/02      Exercise Price
           ---------------      -----------      ----------------     --------------       -----------      --------------
          $0.84 to $1.96          1,270,700             5.19              $1.26              1,270,700            $1.26
          $2.19 to $3.16          1,099,500             4.96              $2.35              1,099,500            $2.35
          $3.31 to $4.81          5,855,580             3.77              $4.24              5,855,580            $4.24
          $5.75 to $6.88          2,571,000             1.36              $6.60              2,571,000            $6.60

The exercise price with respect to all of the options granted under the 1993 Plan, since its inception, was at least equal to the fair market value of the underlying common stock at the grant date.

On July 25, 2000, our shareholders approved the 2000 Share Plan. The maximum number of shares of common stock that may be granted was 5,000,000 shares. On July 6, 2001 and July 16, 2002, the 2000 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 10,000,000 shares and 15,000,000 shares, respectively. These amendments were approved by our shareholders on August 16, 2001 and September 12, 2002, respectively. The 2000 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company. Directors and future directors are automatically granted nonqualified stock options to purchase 20,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.

The 2000 Share Plan is administered by the Stock Option Committee, which determines the option price, term and provisions of each option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares and incentive stock options will not be exercisable for more than 10 years.

Information regarding the 2000 Share Plan for the three years ended October 31, 2002 is as follows:

                                                                                                 Current Weighted
                                                                                                 Average Exercise
                                                                                 Shares           Price Per Share
                                                                                 ------           ---------------
        Shares Under Option at November 1,1999                                          -                   -

          Granted                                                                1,144,000               $1.10
                                                                            --------------
        Shares Under Option at October 31, 2000                                  1,144,000               $1.10
          Granted                                                                4,180,000               $0.55
          Canceled                                                                (257,000)              $0.75
          Exercised                                                             (1,457,034)              $0.57
                                                                            --------------
        Shares Under Option at October 31, 2001                                  3,609,966               $0.70
          Granted                                                                   60,000               $0.34
          Canceled                                                                 (50,000)              $0.75
          Exercised                                                                (20,000)              $0.40
                                                                            ---------------
        Shares Under Option at October 31, 2002                                  3,599,966               $0.70
                                                                            ==============
        Options Exercisable at October 31, 2002                                  3,539,966               $0.70
                                                                            ==============

The following table summarizes information about stock options outstanding under the 2000 Share Plan as of October 31, 2002:

                                                Options Outstanding                             Options Exercisable
                              ---------------------------------------------------------  -----------------------------------
                                                     Weighted
                                   Number             Average            Weighted            Number            Weighted
               Range of         Outstanding          Remaining            Average          Exercisable          Average
           Exercise Prices      at 10/31/02      Contractual Life     Exercise Price       at 10/31/02      Exercise Price
          ------------------- ----------------- -------------------- ------------------  ----------------- ------------------
                $0.40             1,450,000             8.62               $0.40             1,390,000            $0.40
            $0.44 - $0.94         1,042,966             7.71               $0.69             1,042,966            $0.69
            $1.00 - $1.38         1,107,000             7.64               $1.09             1,107,000            $1.09


The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception, was at least equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2002, 4,430,500 shares were available for future grants under the 2000 Share Plan.

10.      COMMITMENTS AND CONTINGENCIES

Leases

The Company leases space at its principal location for office and laboratory research facilities. The current lease is for approximately 12,900 square feet and expires on November 30, 2003. The lease contains base rentals of approximately $228,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. This lease does not contain provisions for its renewal.

Rent expense for the years ended October 31, 2002, 2001 and 2000, was approximately $250,000, $284,000 and $332,000, respectively.

As of October 31, 2002, our noncancelable operating lease commitments are as follows:

2003                        $    228,000
2004                              20,000
                        ----------------
                            $    248,000


11.      EMPLOYEE PENSION PLAN

We adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of our present employees. Contributions, which are made to a trust, are based upon specified percentages of compensation, as defined in the plan. During fiscal 2001, we amended the plan to suspend benefit accruals as of November 1, 2000. Pension expense of approximately $0, $0, and $102,000 for the fiscal years ended October 31, 2002, 2001 and 2000, respectively, had been accrued and funded on a current basis.

12.      INCOME TAXES

Income tax provision (benefit) consists of the following:

                                                                                Year Ended October 31,
                                                                       ------------------------------------------------
                                                                            2002              2001           2000
                                                                            ----              ----           ----
       Federal:
          Current                                                       $       -        $          -    $         -
          Deferred                                                        (19,000)         (1,118,000)     (2,101,000)

       State:
          Current                                                               -                   -               -
          Deferred                                                         (3,000)             79,000       2,590,000
          Adjustment to valuation allowance related to net
            deferred tax assets                                            22,000          1,039,000         (489,000)
                                                                 ----------------    ---------------  ---------------
                                                                 $              -    $             -  $             -
                                                                 ================    ===============  ===============

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2002 and 2001, are as follows:








                                                                            2002                2001
                                                                            ----                ----
       Long-term deferred tax assets:
          Other assets                                                $     1,100,000      $             -
          Federal and state NOL and tax credit carryforwards               32,424,000           33,496,000
          Other                                                                74,000               80,000
                                                                      ---------------      ---------------
             Subtotal                                                      33,598,000           33,576,000

       Less: valuation allowance                                          (33,598,000)         (33,576,000)
                                                                      ----------------     ---------------
           Deferred tax asset, net                                    $             -      $             -
                                                                      ===============      ===============


As of October 31, 2002, we had tax net operating loss and tax credit carryforwards of approximately $78,416,000 and $1,835,000, respectively, available, within statutory limits (expiring at various dates between 2003 and 2022), to offset any future regular Federal corporate taxable income and taxes payable. If the tax benefits relating to deductions of option holders' income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

We had tax net operating loss and tax credit carryforwards of approximately $78,545,000 and $126,000, respectively, as of October 31, 2002, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 2003 and 2022 and the tax credit carryforwards expire between 2003 and 2017.

During the three years ended October 31, 2002, we incurred no Federal and no material State income taxes.

13.      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

While there is no formal agreement, our Chairman of the Board and Chief Executive Officer and our President waived any and all rights to receive salary and related pension benefits for an undetermined period of time beginning November 1985. Since 1987, three other senior level personnel have also waived salary and related pension benefits. The aggregate annual expenses for these five individuals at the time of their respective initial waivers were approximately $475,000. We do not anticipate the retroactive reinstatement of any of the salary or related pension benefit waivers indicated above. We compensate these individuals in the form of stock options.

14.      SEGMENT INFORMATION

We follow the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on management `s approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products. Prior to commencement of the Futaba Agreement in June 2001, we operated in one segment. The following represents selected financial information for our segments for the years ended October 31, 2002 and 2001:



            Segment Data                  Flat-Panel Display       Encryption Products             Total
----------------------------------        ------------------       -------------------          -----------
Year Ended October 31, 2002:
Revenues                                    $    4,541,667            $        645,027       $    5,186,694
Net income (loss)                                1,800,365                  (5,085,605)          (3,285,240)
Depreciation                                        29,676                      56,795               86,471
Interest income                                      8,067                      15,439               23,506
Impairment loss on
    commercial trade barter credits                      -                   2,820,800            2,820,800
Stock awards granted to
    employees and consultants
    pursuant to stock incentive plans               451,997                    976,207            1,428,204
Total assets                                        355,061                  2,376,448            2,731,509
Additions to long-lived assets                       13,236                     25,331               38,567

Year Ended October 31, 2001:
Revenues                                      $     958,333              $     732,435       $    1,690,768
Net income (loss)                                    23,899                 (3,595,856)          (3,571,957)
Depreciation                                         13,331                    153,172              166,503
Interest income                                       3,963                     28,316               32,279
Stock awards granted to
    employees and consultants
    pursuant to stock incentive plans               128,828                    907,676            1,036,505
Total assets                                        538,445                  6,023,958            6,562,403
Additions to long-lived assets                        1,917                     14,055               15,972


Geographic Information

We generate revenue both domestically (United States) and internationally. International revenues are based on the country in which our customer (distributor) is located. For the years ended October 31, 2002, 2001 and 2000, and as of each respective year-end, sales and accounts receivable by geographic area are as follows:

                Geographic Data                         2002               2001            2000
      ------------------------------------              ----               ----            ----
      Revenue:
           United States                         $       622,144     $   581,885    $    1,433,918
           Japan                                       4,541,667         958,333                 -
           Other international                            22,883         150,550            38,080
                                                 ---------------     -----------    --------------
                                                 $     5,186,694     $ 1,690,768    $    1,471,998
                                                 ===============     ===========    ==============
      Accounts receivable:
           United States                         $        68,177     $   468,716    $      594,851
           International                                   9,603          67,675                 -
                                                 ---------------     -----------    --------------
                                                 $        77,780     $   536,391    $      594,851
                                                 ===============     ===========    ==============


15.      QUARTERLY RESULTS AND SEASONALITY (UNAUDITED)

The following table sets forth unaudited financial data for each of our last eight fiscal quarters:


                                                         First          Second           Third           Fourth
                                                        Quarter         Quarter         Quarter          Quarter
                                                        -------         -------         -------          -------
Year Ended October 31, 2002:
  Income Statement Data:
      Revenue                                      $    1,277,189   $  2,616,975   $   1,253,859      $    38,671
    Gross profit
                                                          850,913      1,789,144         745,983          (70,404)
    Net income (loss)
                                                           60,307        897,527      (3,029,184)      (1,213,890)
    Net income-(loss) per share of common stock-
            basic and diluted                      $         0.00        $  0.01   $       (0.04)     $     (0.02)


Year Ended October 31, 2001:
  Income Statement Data:
      Revenue                                      $      178,291   $    245,014   $      182,495     $    126,635
    Gross profit
                                                          104,041        150,798          304,248          434,042
    Net (loss)
                                                       (1,130,136)      (788,080)        (946,307)        (707,434)
      Net (loss) per share of common stock -
            basic and diluted                      $        (0.02)  $      (0.01)  $        (0.01)    $      (0.01)



                                                             S-1
We are including in this Annual Report on Form 10-K, pursuant to Rule 2-02(e) of Regulation S-X, a copy of the prior year's Report of Independent Public Accountants from our prior independent public accountants, Arthur Andersen LLP ("Andersen"). This report was previously issued by Andersen, for filing with our Annual Report on Form 10-K for fiscal year 2001, and has not been reissued by Andersen.



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








ARTHUR ANDERSEN LLP


Melville, New York
January 24, 2002



COPYTELE, INC.
SCHEDULE II

                                                                               S-2


VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000



                           Column A                Column B             Column C              Column D             Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                  Balance at        Charged to costs                              Balance at
                         Description         beginning of period      and expenses           Deductions         end of period
-----------------------------------------------------------------------------------------------------------------------------------
                             2002

Allowance for doubtful accounts                $      240,000       $      155,505        $       70,000        $     325,505
-----------------------------------------------------------------------------------------------------------------------------------

                             2001

Allowance for doubtful accounts                $       75,400       $      272,500        $      107,900        $     240,000

-----------------------------------------------------------------------------------------------------------------------------------
                             2000

Allowance for doubtful accounts                $            -       $       75,400        $            -        $      75,400

Reserve on amounts due from Joint Venture      $    1,407,000       $      862,000        $    2,269,000        $           -
-----------------------------------------------------------------------------------------------------------------------------------





  This schedule should be read in conjunction with the accompanying financial statements and notes thereto.




                                       EXHIBIT INDEX
                                       -------------
                  3.1      Certificate of Incorporation, as amended.
                           (Incorporated by reference to Form 10-Q for the
                           fiscal quarter ended July 31, 1992 and to Form 10-Q
                           for the fiscal quarter ended July 31, 1997.)

                  3.2 By-laws, as amended and restated. (Incorporated by reference to Post-Effective Amendment No. 1 to Form
                           S-8 (Registration No. 33-49402) dated December 8,
                           1993.)

                           Amendment to By-laws. (Incorporated by reference to Post-Effective Amendment No. 1 to Form S-8
                           (Registration No. 33-49402) dated December 8, 1993.)

                  10.1 Stock Option Plan, adopted on April 1, 1987 and approved by shareholders on May 27, 1987.
                           (Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1987.)

                  10.2     Amendment to Stock Option Plan, adopted on March 12,
                           1990 and approved by shareholders on May 24, 1990.
                           (Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1990.)

                  10.3     CopyTele, Inc. 1993 Stock Option Plan, adopted on
                           April 28, 1993 and approved by shareholders on July
                           14, 1993. (Incorporated by reference to Proxy
                           Statement dated June 10, 1993.)

                  10.4     Amendment No. 1 to the CopyTele, Inc. 1993 Stock
                           Option Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995. (Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.)

                  10.5     Amendment No. 2 to the CopyTele, Inc. 1993 Stock
                           Option Plan, adopted on May 10, 1996 and approved by shareholders on July 24, 1996. (Incorporated by reference to Form 10-Q for the fiscal quarter ended
                           April 30, 1996.)

                  10.6     Agreement dated March 3, 1999 between Harris
                           Corporation and CopyTele, Inc. (Incorporated by reference to Form 10-Q for the fiscal quarter ended
                           January 31, 1999.)

                  10.7 Stock Subscription Agreement dated April 27, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton. (Incorporated by reference to
                           Form 10-Q for the fiscal quarter ended April 30, 1999.)


                  10.8     Agreement dated July 28, 1999, among CopyTele, Inc.,
                           Harris Corporation and RF Communications.
                           (Incorporated by reference to Form 8-K dated July
                           28, 1999.)

                  10.9 Stock Subscription Agreement dated August 30, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton. (Incorporated by reference to
                           Form 10-K for the fiscal year ended October 31, 1999.)

                  10.10    CopyTele, Inc. 2000 Share Incentive Plan.
                           (Incorporated by reference to Annex A of our Proxy
                           Statement dated June 12, 2000.)

                  10.11    Amendment No. 1 to the CopyTele, Inc. 2000 Share
                           Incentive Plan, adopted on July 6, 2001 and approved by shareholders on August 16, 2001. (Incorporated by reference to Form 10-Q for the fiscal quarter ended
                           July 31, 2001.)

                  10.12    Amendment No. 2 to the CopyTele, Inc. 2000 Share
                           Incentive Plan, adopted on July 16, 2002 and approved by shareholders on September 12, 2002. (Incorporated by reference to Exhibit 4(e) to our Form S-8
                           (Registration No. 333-99717) dated September 18,
                           2002.)

                  10.13    Joint Cooperation Agreement for Field Emission
                           Displays, dated June 11, 2001, by and between CopyTele, Inc. and Futaba Corporation. (Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 2001.)

                  10.14    Letter Agreement between CopyTele, Inc. and Futaba
                           Corporation, dated January 11, 2002. (Incorporated by reference to Exhibit 10.13 to our Form 10-K for the fiscal year ended October 31, 2001.)

                  10.15    Amendment, dated May 10, 2001, to the Joint
                           Cooperation Agreement between CopyTele, Inc. and
                           Volga Svet Ltd. (Incorporated by reference to Exhibit
                           10.14 to our Form 10-K for the fiscal year ended
                           October 31, 2001.)

                  10.16    Letter Agreement between CopyTele, Inc. and Volga
                           Svet Ltd., dated as of February 1, 2002.
                           (Incorporated by reference to Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2001.)

                  16 Letter from Arthur Andersen LLP regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated June 6, 2002.)

                  23.1     Consent of Grant Thornton LLP.  (Filed herewith.)

                  23.2     Notice Regarding Consent of Arthur Andersen LLP.
                           (Filed herewith.)

                  99.1     Statement of Chief Executive Officer Pursuant to
                           Section 1350 of Title 18 of the United States Code.
                           (Filed herewith.)

                  99.2     Statement of Chief Financial Officer Pursuant to
                           Section 1350 of Title 18 of the United States Code.
                           (Filed herewith.)
