Form 10-Q
period 2003-01-31
COPYTELE INC
filed 2003-03-17
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2003

                         Commission file number 0-11254


                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              11-2622630
-------------------------------                               ----------------
 (State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification no.)


   900 Walt Whitman Road
       Melville, NY                                                11747
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (631) 549-5900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                            -----      -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                            Yes               No  X
                                          ------                 ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On March 10, 2003, the registrant had outstanding 73,210,635 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.


                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

          Condensed Balance Sheets as of January 31, 2003 (Unaudited) and
             October 31, 2002                                                                             3

          Condensed Statements of Operations (Unaudited) for the three months                             4
            ended January 31, 2003 and 2002

          Condensed Statements of Cash Flows (Unaudited) for the three months
            ended January 31, 2003 and 2002                                                               5

          Notes to Condensed Financial Statements (Unaudited)                                             6 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                                       13 - 25
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                                      25

Item 4.  Controls and Procedures.                                                                         25


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                                                               26

          SIGNATURES                                                                                      26

          CERTIFICATIONS                                                                                  27 - 30

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 COPYTELE, INC.
                            CONDENSED BALANCE SHEETS


                                                                                             (Unaudited)
                                                                                             January 31,           October 31,
                                         ASSETS                                                 2003                  2002
                                         ------
                                                                                          ------------------    ------------------

CURRENT ASSETS:
   Cash and cash equivalents                                                                $      602,943        $      854,822
   Accounts receivable, net of allowance for doubtful accounts of
      $316,655 and $325,505, respectively                                                          140,042                77,780
   Other receivables                                                                               322,952               322,952
   Inventories                                                                                   1,169,756             1,296,199
   Prepaid expenses and other current assets                                                       127,608               102,519
                                                                                          ------------------    ------------------
                        Total current assets                                                     2,363,301             2,654,272

PROPERTY AND EQUIPMENT, net                                                                         61,462                71,583

OTHER ASSETS
                                                                                                     5,509                 5,654
                                                                                          ------------------    ------------------
                                                                                            $    2,430,272          $  2,731,509
                                                                                          ==================    ==================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                         $      410,629         $     379,169
   Accrued liabilities                                                                              51,003                34,850
                                                                                          ------------------    ------------------
                       Total current liabilities                                                   461,632               414,019

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized;
      no shares issued or outstanding                                                                    -                     -
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 72,433,870 and 70,257,155 shares issued
      and outstanding, respectively                                                                724,339               702,572

   Additional paid-in capital                                                                   64,030,192            63,596,213
   Accumulated deficit                                                                         (62,785,891)          (61,981,295)
                                                                                          ------------------    ------------------
                                                                                                 1,968,640             2,317,490
                                                                                          ------------------    ------------------
                                                                                            $    2,430,272         $   2,731,509
                                                                                          ==================    ==================



 The accompanying notes are an integral part of these condensed balance sheets.



                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                               For the three months ended
                                                                                         --------------------------------------
                                                                                                      January 31,
                                                                                         ---------------------------------------
                                                                                               2003                  2002
                                                                                         -----------------     -----------------


REVENUE                                                                                    $      91,339          $  1,277,189

COST OF REVENUE                                                                                    62,025              426,276
                                                                                         -----------------     -----------------

         Gross profit                                                                              29,314              850,913
                                                                                         -----------------     -----------------

OPERATING EXPENSES
         Research and development expenses                                                       491,627               293,411
         Selling, general and administrative expenses                                            343,952               501,796
                                                                                         -----------------     -----------------
                  Total operating expenses                                                       835,579               795,207
                                                                                         -----------------     -----------------

INCOME (LOSS) FROM OPERATIONS                                                                   (806,265)               55,706

INTEREST INCOME                                                                                    1,669                 4,601
                                                                                         -----------------     -----------------

NET INCOME (LOSS)                                                                          $   (804,596)        $       60,307
                                                                                         =================     =================


PER SHARE INFORMATION:
Net income (loss) per share:
         Basic                                                                            $       (0.01)        $        0.00
                                                                                         =================     =================
         Diluted                                                                          $       (0.01)        $        0.00
                                                                                         =================     =================

Shares used in computing net income (loss) per share:
         Basic                                                                               71,048,761            66,950,508
                                                                                         =================     =================
         Diluted                                                                             71,048,761            67,269,479
                                                                                         =================     =================



The accompanying notes are an integral part of these condensed statements.




                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the three months ended
                                                                                                          January 31,
                                                                                             ---------------------------------------
                                                                                                   2003                  2002
                                                                                             ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                                            $    (309,797)        $(1,119,580)
   Cash received from customers                                                                        22,049             278,081
   Cash received from collaborative agreements                                                              -           3,000,000
   Interest received                                                                                    1,669               4,601
                                                                                             ------------------    -----------------
           Net cash (used in) provided by operating activities                                       (286,079)           2,163,102
                                                                                             ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment                                                         -             (25,018)
                                                                                             ------------------    -----------------
           Net cash (used in) investing activities                                                          -             (25,018)
                                                                                             ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, net of registration costs                                  34,200                   -
                                                                                             ------------------    -----------------
           Net cash provided by financing activities                                                   34,200                   -
                                                                                             ------------------    -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                 (251,879)          2,138,084

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      854,822           1,316,860
                                                                                             ------------------    -----------------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                                     $     602,943        $  3,454,944
                                                                                             ==================    =================

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

   Net income (loss)                                                                           $     (804,596)      $      60,307
   Stock awards granted to employees and consultants pursuant to stock
      incentive plans                                                                                 421,546             396,593
   Provision for doubtful accounts                                                                      7,028             (60,000)
   Depreciation and amortization                                                                       10,121              23,916
   Change in operating assets and liabilities:
      Accounts receivable and other receivables                                                       (69,290)             33,892
      Inventories                                                                                     126,443              91,969
      Prepaid expenses and other current assets                                                       (25,089)           (101,669)
      Other assets                                                                                        145                 436
      Accounts payable and  accrued liabilities                                                        47,613           (249,342)
      Deferred revenue                                                                                      -           1,967,000
                                                                                             -----------------     -----------------
           Net cash provided by (used in) operating activities                                $      (286,079)      $   2,163,102
                                                                                             =================     =================


The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       NATURE AND DEVELOPMENT OF BUSINESSAND FUNDING

Organization and Basis of Presentation

CopyTele, Inc. was incorporated on November 5, 1982. Our principal operations include the development of a full-color flat panel video display and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the three-month periods ended January 31, 2003 and 2002. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

The results of operations for interim periods may not necessarily reflect the results of operations for a full year. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, for more extensive disclosures than contained in these condensed financial statements.

Products and Key Relationships

Our line of hardware-based encryption products are multi-functional, digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new Advanced Encryption Standard ("AES") algorithm (algorithms available in the public domain which are used by many U.S. government agencies). We have also developed a software security product, using either the Triple DES or the AES algorithm, for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Windows operating systems. We are continuing our research and development activities for additional encryption products. We sell our encryption products primarily through a distributor/dealer network and to end-users, and recently we also began working with large organizations that are adding security products to their existing product lines.

We are also continuing our research and development activities with respect to flat panel display technologies, including our thin flat video color display ("Field Emission Display" or "FED"). Using our planar edge emission technology, with the assistance of Volga Svet, Ltd. ("Volga") and together with Futaba Corporation ("Futaba") pursuant to agreements with Volga and Futaba described in
Note 3, we have developed a 3-inch (diagonal) engineering model of a full-color video FED and subsequently with Volga we developed a 5-inch (diagonal) monochrome video FED. We have also worked with Volga to improve our display technology, developing technology that results in substantially higher brightness than conventional CRTs and LCD or plasma flat panel displays. Together with Volga, we have incorporated this high brightness technology into engineering models of 3.7-inch (diagonal) and 5-inch (diagonal) monochrome video displays. We believe that smaller and larger displays can be made with this technology.

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

During the three months ended January 31, 2003, our operating activities used approximately $286,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $310,000, which was offset by cash of approximately $22,000 received from collections of accounts receivable related to sales of encryption products and approximately $2,000 of interest income received. In addition, we received approximately $34,000 in cash upon the exercise of stock options. As a result, our cash and cash equivalents at January 31, 2003 decreased to approximately $603,000 from approximately $855,000 at the end of fiscal 2002.

The auditor's report on our financial statements as of October 31, 2002 states that the net loss incurred during the year ended October 31, 2002, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2002, raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2004. However, our projections of future cash needs and cash flows may differ from actual results. We are seeking to improve our liquidity through increased sales or license of products and technology and may also seek to improve our liquidity through sales of debt or equity securities. Despite the foregoing, there can be no assurance that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity, that we will generate sufficient revenues to sustain future operations and/or profitability, that we will be able to expand our current distributor/dealer network, that production capabilities will be adequate, or that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, at terms that we would deem favorable. We have engaged a firm as an investment advisor and placement agent in connection with an anticipated private placement of equity securities. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that funds will be available to us from this equity financing or that, if available, we will be able to obtain such funds on favorable terms and conditions.

Our common stock is listed on The Nasdaq SmallCap Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid of at least $1 per share and that we maintain either stockholders' equity of $2,500,000, or market capitalization of $35,000,000, or net income in the last complete fiscal year of $500,000. Our stockholders' equity as of January 31, 2003 was approximately $1,969,000. The closing bid price of our common stock has been below $1 since February 12, 2001. In August 2002, Nasdaq notified us that our common stock is subject to delisting if the bid price of our common stock failed to close at $1 per share or more for a minimum of 10 consecutive trading days prior to February 10, 2003. We did not achieve such minimum closing bid price requirement by February 10, 2003. We have requested that Nasdaq grant us an additional grace period to regain compliance with the minimum bid price and the minimum stockholders' equity requirements. There can be no assurance that Nasdaq will grant us any additional grace periods. A delisting of our common stock could have an adverse affect on the market price and liquidity of our common stock.

2.       IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 had no effect on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of SFAS No. 144 had no effect on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. In addition, SFAS No.145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 has not had and is not expected to have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no effect on our financial position or results of operations.

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

4.        BARTER TRANSACTION AND ASSOCIATED IMPAIRMENT

In August 2000, we entered into a nonmonetary barter transaction in which we sold $3,000,000 of certain inventory in exchange for an equal value of commercial trade credits. In accordance with APB No. 29, "Accounting for Non-Monetary Transactions," we recognized no gain or loss on the transaction as it was management's opinion that this exchange was effected at fair market value. These trade credits may be redeemed to reduce the cost of advertising as well as other products and services. As is typical of such arrangements, to utilize barter credits we must pay a certain percentage of the advertising or other expense in cash. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we continually evaluated the carrying amount of this asset, which was included in "Other assets", for any potential impairment.

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

6.       INVENTORIES

Inventories consist of the following as of:


                                                                       January 31,         October 31,
                                                                          2003                 2002
                                                                    -----------------  -----------------
             Component parts                                        $         358,520   $        385,538
             Work-in-process                                                   39,548             44,105
             Finished products                                                771,688            866,556
                                                                    -----------------   ----------------
                                                                    $       1,169,756   $      1,296,199
                                                                    =================   ================

7.       STOCK INCENTIVE PLANS

During the three-month periods ended January 31, 2003 and 2002, we issued 1,439,585 shares and 784,950 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan"). In addition during the three months ended January 31, 2003 and 2002, we issued 547,130 shares and 15,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2000 Share Plan. The weighted-average fair value per share of the common stock issued was $0.21 and $0.50 during the three-month periods ended January 31, 2003 and 2002, respectively.

During the three-month periods ended January 31, 2003 and 2002, we granted to employees options to purchase 190,000 shares and 0 shares, respectively, pursuant to the 2000 Share Plan. During the three-month period ended January 31, 2003, 190,000 stock options were exercised, with aggregate proceeds of $34,200.

8.       NET INCOME (LOSS) PER SHARE OF COMMON STOCK

We comply with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for the three months ended January 31, 2003 is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. Excluded from the calculation of Diluted EPS for the three-month periods ended January 31, 2003 and 2002 were options to purchase 14,660,776 shares and 13,482,246 shares, respectively. Also excluded from the calculation of Diluted EPS for the three-month period ended January 31, 2002 were warrants to purchase 153,250 shares.

The following table sets forth the computation of net income (loss) per share of common stock:

                                                                          Three-months ended
                                                                  ------------------------------
                                                                    January 31,         January 31,
                                                                       2003                 2002
                                                                  ----------------     ---------------

Net income (loss)                                                     $ (804,596)             $60,307
                                                                  ----------------     ---------------

Shares used in computing net income (loss) per share:
         Basic                                                         71,048,761          66,950,508
         Effect of stock options and warrants                                  -              318,971
                                                                  ----------------     ---------------
         Diluted                                                       71,048,761          67,269,479
                                                                  ================     ===============

Net income (loss) per share:
     Basic                                                               $ (0.01)               $0.00
                                                                  ================     ===============
     Diluted                                                             $ (0.01)               $0.00
                                                                  ================     ===============

9.         SEGMENT INFORMATION

We follow the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on management `s approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products. The following represents selected financial information for our segments for the three-month periods ended January 31, 2003 and 2002:

                                                                    Flat-Panel        Encryption
                         Segment Data                                 Display           Products            Total

Three Months Ended January 31, 2003:
   Revenue                                                        $            -      $   91,339        $        91,339

   Net loss                                                             (363,475)       (441,121)              (804,596)


Three Months Ended January 31, 2002:
   Revenue                                                        $    1,033,000      $  244,189        $     1,277,189
   Net income (loss)                                                     660,139        (599,832)                60,307


Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.


Forward-Looking Statements

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in "General Risks and Uncertainties" below and Note 1 to Condensed Financial Statements. You should read the following discussion and analysis along with our Annual Report on Form 10-K for the year ended October 31, 2002 and the condensed financial statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.


GENERAL

CopyTele, Inc. was incorporated on November 5, 1982. Our principal operations include the development of a full-color flat panel video display and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

Our line of hardware encryption products presently includes the USS-900, the DCS-1200, the DCS-1400, the STS-1500 and the ULP-1. These encryption products are multi-functional, hardware-based digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). We have also developed the USS-900 Security Software, a software security product, using either the Triple DES or the AES algorithm, for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Windows operating systems. We are continuing our research and development activities for additional encryption products.

We are currently using several U.S.-based electronic production contractors to produce the components for our encryption devices. We sell our products primarily through a distributor/dealer network and also to end-users, and recently we also began working with large organizations that are adding security products to their existing product lines.

We are also continuing our research and development activities with respect to flat panel display technologies, including our thin flat video color display ("Field Emission Display" or "FED").

Using our planar edge emission technology, we have developed engineering operational models of monochrome and full-color video Field Emission Displays. We believe that our display:

- can be produced in a variety of sizes, permitting its use for any application from hand-held to HDTV devices;

-    can function in a broad environmental range, similar to a CRT;

-    has low power consumption requirements;

-    can be viewed from a wide angle, similar to a CRT; and

-    has high brightness with full color video capability.

From June 2001 until June 2002, we worked with Futaba Corporation ("Futaba") under a Joint Cooperation Agreement for Field Emission Displays (the "Futaba Agreement") to jointly develop and commercialize a full-color video display utilizing our Field Emission Display technology. During that period, with the additional assistance of Volga Svet, Ltd. ("Volga") pursuant to an agreement with Volga (the "Volga Agreement"), we developed a 3-inch (diagonal) engineering model of a full color video FED. Since June 2002, working with Volga under the Volga Agreement, we have developed additional engineering models using the technology, including a 5-inch (diagonal) monochrome video FED. We have also worked with Volga to improve our display technology, developing technology that results in substantially higher brightness than conventional CRTs and LCD or plasma flat panel displays. Together with Volga, we have incorporated this high brightness technology into engineering models of 3.7-inch (diagonal) and 5-inch (diagonal) monochrome video displays. We have recently received, from the U.S. patent office, a notice of allowance of the claims contained in our patent application for three variations of our FED technology.

Using these engineering models, we have begun discussing commercial production of our displays with potential purchasers for incorporation into their products. We have made arrangements with Volga for Volga to produce up to 5-inch (diagonal) high brightness displays using its current production facilities and are working with a potential purchaser to incorporate our display into the purchaser's portable product. We have also received a letter of intent from a large U.S. company to provide larger, color displays for certain of its products. This letter of intent requires, among other things, that we develop technology for our displays that we are able to commercially produce and that the displays meet certain technical specifications and price and market conditions. Volga will also need to upgrade its production facilities to meet the requirements of the letter of intent, and will need to obtain financing for that upgrade. There can be no assurance that we can produce such displays, that these purchasers will purchase any displays from us, or of the revenue we might derive from such sales.


CRITICAL ACCOUNTING POLICES

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

We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our financial statements. For additional discussion on the application of these and other accounting polices, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2002.

Revenue Recognition

         Product Sales

         Revenues from product sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists;
         (ii) delivery has occurred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

         Collaborative Agreement

         The initial $2.5 million payment from Futaba pursuant to the Futaba Agreement has been recognized ratably over the contractually defined one-year period of our commitment under this portion of the agreement. The $3 million payment received from Futaba under this agreement, during the three months ended January 31, 2002, has been recognized ratably over the remaining term of the one-year period.

         Sales Returns and Allowances

         Revenues are recorded net of sales returns. There were no sales returns during the three-month periods ended January 31, 2003 and 2002.

         Deferred Revenue

         Payments received from Futaba under the Futaba Agreement, which are in excess of the amounts recognized as revenue are recorded as deferred revenue. As of July 31, 2002, all payments received from Futaba have been recognized as revenue.

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


RESULTS OF OPERATIONS

Three months ended January 31, 2003 compared with three months ended January 31, 2002

Product Sales

         Revenue

Revenue from product sales decreased by approximately $153,000, to approximately $91,000 in the three-month period ended January 31, 2003, from approximately $244,000 in the comparable prior-year period. All product sales are encryption products and are net of sales returns. Our product sales have been limited and are sensitive to individual large transactions. We believe that changes in product sales between periods generally represent the nature of the early stage of our product and sales channel development.

         Gross Profit

Gross profit from product sales decreased by approximately $54,000 in the three months ended January 31, 2003, to approximately $29,000, compared to approximately $83,000 in the comparable prior-year period. Gross profit from product sales as a percentage of revenue decreased to approximately 32% in the three-month period ended January 31, 2003, compared to approximately 34% in the comparable prior-year period.

Collaborative Agreement

         Revenue

We recognized no collaborative agreement revenue in the three months ended January 31, 2003, as compared to approximately $1,033,000 in the comparable prior-year period. All collaborative agreement revenue is revenue received from Futaba under the Futaba Agreement. We recognized payments received from Futaba as income ratably over the contractually defined one-year period of our commitment under this portion of the Futaba Agreement. As Futaba has terminated the Futaba Agreement, we do not anticipate receiving any further revenue under the Futaba Agreement.

         Gross Profit

We recognized no gross profit from collaborative agreement in the three months ended January 31, 2003, as compared to approximately $768,000 in the three months ended January 31, 2002. Gross profit from collaborative agreement in the three months ended January 31, 2002 was net of cost of revenue of approximately $265,000, consisting of research and development costs relating to FED technology, including cost of revenue related to the Volga Agreement of approximately $180,000. Research and development costs relating to FED technology were included in research and development expenses prior to the commencement of the Futaba Agreement in June 2001 and after its termination in June 2002.

Research and Development Expenses

Research and development expenses increased by approximately $199,000 in the three months ended January 31, 2003, to approximately $492,000, from approximately $293,000 in the comparable prior-year period. The increase in research and development expenses reflects the classification of development efforts related to FED technology during the term of the Futaba Agreement as costs of revenue rather than as research and development expenses. In addition, non-employee consultant expense increased by approximately $102,000 and patent related expenses increased by approximately $44,000, offset by a decrease in employee compensation and related costs of approximately $42,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $158,000 to approximately $344,000 in the three months ended January 31, 2003 from approximately $502,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses reflects a decrease in professional fees of approximately $107,000, a decrease in employee compensation and related costs of approximately $73,000 and the receipt of proceeds from the settlement of a property insurance claim of approximately $62,000 net of expenses, offset by an increase in advertising expense of approximately $30,000 and the recovery in the prior-year period of a previously recorded bad debt charge of approximately $60,000.

Interest Income

The decrease in interest income in the three months ended January 31, 2003 to approximately $2,000 from approximately $5,000 in the comparable prior-year period resulted primarily from the decrease in average funds available for investment.


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

During the three months ended January 31, 2003, our operating activities used approximately $286,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $310,000, which was offset by cash of approximately $22,000 received from collections of accounts receivable related to sales of encryption products and approximately $2,000 of interest income received. In addition, we received approximately $34,000 in cash upon the exercise of stock options. As a result, our cash and cash equivalents at January 31, 2003 decreased to approximately $603,000 from approximately $855,000 at the end of fiscal 2002.

Accounts receivable and other receivables increased by approximately $62,000 from approximately $401,000 at the end of fiscal 2002 to approximately $463,000 at January 31, 2003. The increase in accounts receivable is a result of the timing of collections offset by an increase in the provision for doubtful accounts. Inventories decreased approximately $126,000 from approximately $1,296,000 at October 31, 2002 to approximately $1,170,000 at January 31, 2003, as a result of the timing of shipments and production schedules as well as a write down of Magicom inventory of approximately $55,000. We discontinued production of Magicom products in fiscal 2000, but continue to sell our remaining inventory. Prepaid expenses and other current assets increased by approximately $25,000 from approximately $103,000 at the end of fiscal 2002 to approximately $128,000 at January 31, 2003. Accounts payable and accrued liabilities increased by approximately $48,000 from approximately $414,000 at the end of fiscal 2002 to approximately $462,000 at January 31, 2003, as a result of the timing of payments.

As a result of these changes, working capital at January 31, 2003 decreased to approximately $1,902,000 from approximately $2,240,000 at the end of fiscal 2002.

Our working capital includes inventory of approximately $1,170,000 at January 31, 2003. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

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

The auditor's report on our financial statements as of October 31, 2002 states that the net loss incurred during the year ended October 31, 2002, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2002, raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2004. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. We have engaged a firm as an investment advisor and placement agent in connection with an anticipated private placement of equity securities.

The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions.

We are also seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers who market our encryption products on a non-exclusive basis. During the three-month periods ended January 31, 2003 and 2002, we have recognized revenue from product sales of approximately $91,000 and $244,000, respectively, and revenue in connection with the Futaba Agreement of approximately $0 and $1,033,000, respectively.

Our common stock is listed on The Nasdaq SmallCap Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid of at least $1 per share and that we maintain either stockholders' equity of $2,500,000, or market capitalization of $35,000,000, or net income in the last complete fiscal year of $500,000. Our stockholders' equity as of January 31, 2003 was approximately $1,969,000. The closing bid price of our common stock has been below $1 since February 12, 2001. In August 2002, Nasdaq notified us that our common stock is subject to delisting if the bid price of our common stock failed to close at $1 per share or more for a minimum of 10 consecutive trading days prior to February 10, 2003. We did not achieve such minimum closing bid price requirement by February 10, 2003. We have requested that Nasdaq grant us an additional grace period to regain compliance with the minimum bid price and the minimum stockholders' equity requirements. There can be no assurance that Nasdaq will grant us any additional grace periods. A delisting of our common stock could have an adverse affect on the market price and liquidity of our common stock.

The following table presents our expected cash requirements for contractual obligations outstanding as of January 31, 2003:


                                                                    Payments Due by Period
                                      -----------------------------------------------------------------------------------
                                          Less
                                          than             1-3               4-5              After
Contractual Obligations                  1 year           years             years            5 years           Total
---------------------------------     -------------    -------------     -------------    --------------    -------------

Operating Leases                      $ 190,000                -                 -                 -        $ 190,000
                                      -------------    -------------     -------------    --------------    -------------

Total Contractual Cash
    Obligations                       $ 190,000                -                 -                 -        $ 190,000
                                      =============    =============     =============    ==============    =============

GENERAL RISKS AND UNCERTAINTIES

Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:


- We have experienced significant net losses and negative cash flows from operations and they may continue.

We have had net losses and negative cash flows from operations in each year since our inception and in the three months ended January 31, 2003, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. While payments from Futaba under the Futaba Agreement provided substantial cash from operations in the year ended October 31, 2002, since the Futaba Agreement terminated in June 2002, it is possible that we will again incur losses.

We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through January 31, 2003. We have set forth below our net (losses), research and development expenses and net cash provided by (used in) operations for the three-month periods ended January 31, 2003 and 2002, and for the fiscal years ended October 31, 2002 and 2001:

                                                             (Unaudited)
                                                          Three Months Ended                Fiscal Years Ended
                                                             January 31,                        October 31,
                                                    -------------------------------    ------------------------------
                                                         2003            2002               2002           2001
                                                         ----            ----               ----           ----
Net income (loss)                                   $    (804,596)   $    60,307     $ (3,285,240)    $(3,571,957)
Research and development                            $     491,627    $   293,411     $  1,625,974     $ 2,324,979
Net cash (used in) provided by operations           $    (286,079)   $ 2,163,102     $   (431,471)    $  (717,845)

- We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders, and our auditors have issued a "going concern" audit opinion.

We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities, market our products and satisfy the continued-listing standards for the Nasdaq Stock Market. The auditor's report on our financial statements as of October 31, 2002 states that the net loss incurred during the year ended October 31, 2002, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2002, raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.


Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2004. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. We have engaged a firm as an investment advisor and placement agent in connection with an anticipated private placement of equity securities. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions.



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

- our ability to jointly develop with Volga a full-color video display that can be successfully marketed; o the capability of Volga to produce video displays and supply them to us; and o our future negotiations with Volga with respect to payments and other arrangements under the Volga Agreement.

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

Our common stock is listed on The Nasdaq SmallCap Market. To maintain that listing, Nasdaq requires, among other things, that our stock maintain a minimum closing bid of at least $1 per share and that we maintain either stockholders' equity of $2,500,000, or market capitalization of $35,000,000, or net income in the last complete fiscal year of $500,000. Our stockholders' equity as of January 31, 2003 was approximately $1,969,000. The closing bid price of our common stock has been below $1 since February 12, 2001. In August 2002, Nasdaq notified us that our common stock is subject to delisting if the bid price of our common stock failed to close at $1 per share or more for a minimum of 10 consecutive trading days prior to February 10, 2003. We did not achieve such minimum closing bid price requirement by February 10, 2003. We have requested that Nasdaq grant us an additional grace period to regain compliance with the minimum bid price and the minimum stockholders' equity requirements. There can be no assurance that Nasdaq will grant us any additional grace periods. A delisting of our common stock could have an adverse affect on the market price and liquidity of our common stock.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after

June 15, 2002. The adoption of SFAS No. 143 had no effect on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of SFAS No. 144 had no effect on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current criteria for extraordinary classification. In addition, SFAS No.145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. SFAS No. 145 also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 has not had and is not expected to have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no effect on our financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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


Item 4.  Controls and Procedures

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

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

          3.3  Amendment to By-Laws.

          99.1 Statement of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, dated March 17, 2003.

          99.2 Statement of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, dated March 17, 2003.

     (b)  Reports on Form 8-K

          We filed no Current Report on Form 8-K during the quarter ended January 31, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CopyTele, Inc.


                                By: /s/ Denis A. Krusos
                                    ----------------------
                                Denis A. Krusos
                                Chairman of the Board,
                                Chief Executive Officer
March 17, 2003                  (Principal Executive Officer)

                                By: /s/ Frank J. DiSanto
                                    --------------------
                                Frank J. DiSanto
March 17, 2003                  President

                                By: /s/ Henry P. Herms
                                   ---------------------
                                Henry P. Herms
                                Vice President - Finance and
                                Chief Financial Officer  (Principal
March 17, 2003                  Financial and Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                             /s/ Denis A. Krusos
                             ------------------------
                             Denis A, Krusos
                             Chairman of the Board,
                             Chief Executive Officer
March 17, 2003               (Principal Executive Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                               /s/ Henry P. Herms
                               ---------------------------
                               Henry P. Herms
                               Vice President - Finance and
                               Chief Financial Officer  (Principal
March 17, 2003                 Financial and Accounting Officer)

                                   Exhibit 3.3


                              Amendment to By-laws


Article I, Section 10 of the Amended and Restated By-Laws of the Corporation is hereby amended to read in its entirety as follows:


         "SECTION 10.               Business at Stockholders' Meetings.

         (a) Except as otherwise provided by law, at any annual or special meeting of stockholders only such business shall be conducted as shall have been properly brought before the meeting in accordance with the provisions of the Certificate of Incorporation and these By-laws of the Corporation. In order to be properly brought before the meeting, such business must have either been (i) specified in the written notice of the meeting (or any supplement thereto) given to stockholders of record on the record date for such meeting by or at the direction of the Board of Directors, (ii) brought before the meeting at the direction of the Board of Directors or the Chairman of the meeting, or (iii) specified in a written notice given by or on behalf of a stockholder of record on the record date for such meeting entitled to vote thereat or a duly authorized proxy for such stockholder, in accordance with all of the following requirements. A notice referred to in clause (iii) of this Section must be delivered personally to, or mailed to and received at, the principal executive office of the Corporation, addressed to the attention of the Secretary, in the case of business to be brought before a special meeting of stockholders, not more than ten (10) days after the date of the initial notice referred to in clause (i) of this Section, and, in the case of business to be brought before an annual meeting of stockholders, not less than forty five (45) days prior to the first anniversary date of the initial notice referred to in clause (i) of this Section of the previous year's annual meeting; provided, however, that such notice shall not be required to be given more than seventy-five (75) days prior to the annual meeting of stockholders. Such notice referred to in clause (iii) of this Section shall be set forth (A) a full description of each such item of business proposed to be brought before the meeting, (B) the name and address of the person proposing to bring such business before the meeting, (C) the class and number of shares held of record, held beneficially and represented by proxy by such person as of the record date for the meeting (if such date has then been made publicly available) and as of the date of such notice, (D) if any item of such business involves a nomination for director, all information regarding each such nominee that would be required to be set forth in a definitive proxy statement filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any successor thereto, and the written consent of each such nominee to serve if elected, and (E) all other information that would be required to be filed with the Securities and Exchange Commission if, with respect to the business proposed to be brought before the meeting, the person proposing such business were a participant in a solicitation subject to Section 14 of the Exchange Act, or any successor thereto. No business shall be brought before any annual or special meeting of stockholders of the Corporation otherwise than as provided in the
Section 10".

                                  Exhibit 99.1


                      Statement of Chief Executive Officer
         Pursuant to Section 1350 of Title 18 of the United States Code


Pursuant to Section 1350 of Title 18 of the United States Code, the undersigned, Denis A. Krusos, the Chairman of the Board and Chief Executive Officer of CopyTele, Inc., hereby certifies that:

1. The Company's Form 10-Q Quarterly Report for the period ended January 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            /s/ Denis A. Krusos
                                            -----------------------
                                            Denis A. Krusos
                                            Chairman of the Board,
March 17, 2003                              Chief Executive Officer

                                  Exhibit 99.2


                      Statement of Chief Financial Officer
         Pursuant to Section 1350 of Title 18 of the United States Code


Pursuant to Section 1350 of Title 18 of the United States Code, the undersigned, Henry P. Herms, the Vice President - Finance and Chief Financial Officer of CopyTele, Inc., hereby certifies that:

1. The Company's Form 10-Q Quarterly Report for the period ended January 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                /s/ Henry P. Herms
                                ----------------------------
                                Henry P. Herms
                                Vice President - Finance and
March 17, 2003                  Chief Financial Officer