Form 10-Q
period 2003-04-30
COPYTELE INC
filed 2003-06-16
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2003

                         Commission file number 0-11254


                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     11-2622630
      ------------------------------                   --------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification no.)


        900 Walt Whitman Road
             Melville, NY                                     11747
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (631) 549-5900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes____ No__X__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On June 9, 2003, the registrant had outstanding 75,744,667 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.




                                TABLE OF CONTENTS
                                -----------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
            Condensed Balance Sheets as of April 30, 2003 (Unaudited) and
               October 31, 2002                                                                        3

            Condensed Statements of Operations (Unaudited) for the six months                          4
              ended April 30, 2003 and 2002

           Condensed Statements of Operations (Unaudited) for the three months                         5
              ended April 30, 2003 and 2002

            Condensed Statements of Cash Flows (Unaudited) for the six months                          6
              ended April 30, 2003 and 2002

            Notes to Condensed Financial Statements (Unaudited)                                        7 - 14

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.                                                                 15 - 27
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                                  28

Item 4.  Controls and Procedures.                                                                     28


PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.                                                         29

            SIGNATURES                                                                                29

            CERTIFICATIONS                                                                            30 - 33




                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.

                                 COPYTELE, INC.
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                                          (Unaudited)
                                                                                           April 30,                October 31,
                         ASSETS                                                              2003                      2002
                         ------                                                        -----------------      --------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $     407,794            $     854,822
   Accounts receivable, net of allowance for doubtful accounts of
      $230,337 and $325,505, respectively                                                      73,886                   77,780
   Other receivables                                                                          141,000                  322,952
   Inventories                                                                              1,032,152                1,296,199
   Prepaid expenses and other current assets                                                  113,003                  102,519
                                                                                      -------------------      --------------------
                        Total current assets                                                1,767,835                2,654,272

PROPERTY AND EQUIPMENT, net                                                                    52,656                   71,583

OTHER ASSETS                                                                                    5,509                    5,654
                                                                                      -------------------      --------------------
                                                                                         $  1,826,000             $  2,731,509
                                                                                      ===================      ====================

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                     $     379,583            $     379,169
   Accrued liabilities                                                                         41,628                   34,850
                                                                                      -------------------      --------------------
                       Total current liabilities                                              421,211                  414,019

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized;
      no shares issued or outstanding                                                               -                        -
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 74,450,107 and 70,257,155 shares issued
      and outstanding, respectively                                                           744,501                  702,572
   Additional paid-in capital                                                              64,416,203               63,596,213
   Accumulated deficit                                                                    (63,755,915)             (61,981,295)
                                                                                      -------------------      --------------------
                                                                                            1,404,789                2,317,490
                                                                                      -------------------      --------------------
                                                                                        $   1,826,000            $   2,731,509
                                                                                      ===================      ====================


                         The accompanying notes are an integral part of these condensed balance sheets.


                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                            For the six months ended
                                                                                                     April 30,
                                                                                     ---------------------------------------
                                                                                            2003                   2002
                                                                                     ---------------          --------------
REVENUE                                                                                 $    113,082          $  3,894,164


COST OF REVENUE                                                                               77,685             1,254,107
                                                                                     ---------------        --------------

         Gross profit                                                                         35,397             2,640,057
                                                                                     ---------------        --------------
OPERATING EXPENSES
         Research and development expenses                                                   894,747               693,691

         Selling, general and administrative expenses                                        917,838             1,003,039
                                                                                     ---------------        --------------
                  Total operating expenses                                                 1,812,585             1,696,730
                                                                                     ---------------        --------------

INCOME (LOSS) FROM OPERATIONS                                                             (1,777,188)              943,327


INTEREST INCOME                                                                                2,568                14,507
                                                                                     ---------------        --------------

NET INCOME (LOSS)                                                                        $(1,774,620)          $   957,834
                                                                                     ===============       ===============

PER SHARE INFORMATION:

Net income (loss) per share:
         Basic                                                                        $        (0.02)         $       0.01
                                                                                     ===============       ===============
         Diluted                                                                      $        (0.02)         $       0.01
                                                                                     ===============       ===============
Shares used in computing net income (loss) per share:

         Basic                                                                            72,213,599            67,305,726
                                                                                     ===============       ===============
         Diluted                                                                          72,213,599            67,586,003
                                                                                     ===============       ===============

                                        The accompanying notes are an integral part of these condensed statements.



                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                            For the three months ended
                                                                                                     April 30,
                                                                                      -------------------------------------
                                                                                          2003                      2002
                                                                                      ---------------        --------------
REVENUE                                                                                 $      21,743          $  2,616,975


COST OF REVENUE                                                                                15,660               827,831
                                                                                      ---------------        --------------

         Gross profit                                                                           6,083             1,789,144
                                                                                      ---------------        --------------

OPERATING EXPENSES
         Research and development expenses                                                    403,120               400,280

         Selling, general and administrative expenses                                         573,886               501,243
                                                                                      ---------------        --------------
                  Total operating expenses                                                    977,006               901,523
                                                                                      ---------------        --------------

INCOME (LOSS) FROM OPERATIONS                                                                (970,923)              887,621


INTEREST INCOME                                                                                   899                 9,906
                                                                                      ---------------        --------------

NET INCOME (LOSS)                                                                        $   (970,024)         $    897,527
                                                                                      ===============       ===============



PER SHARE INFORMATION:

Net income (loss) per share:
         Basic                                                                         $        (0.01)         $       0.01
                                                                                      ===============       ===============
         Diluted                                                                       $        (0.01)         $       0.01
                                                                                      ===============       ===============

Shares used in computing net income (loss) per share:

         Basic                                                                             73,417,701            67,672,917
                                                                                      ===============       ===============
         Diluted                                                                           73,417,701            67,914,500
                                                                                      ===============       ===============


                                The accompanying notes are an integral part of these condensed statements.




                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                             For the six months ended
                                                                                                      April 30,
                                                                                       -------------------------------------
                                                                                             2003                   2002
                                                                                       ---------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                                      $   (631,616)          $(2,681,487)
   Cash received from customers                                                                 92,306               525,086
   Cash received from collaborative agreements                                                       -             3,000,000
   Interest received                                                                             2,568                14,505
                                                                                       ---------------        --------------
           Net cash (used in) provided by operating activities                                (536,742)              858,104
                                                                                       ---------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment                                                  -               (32,911)
                                                                                       ---------------        --------------
           Net cash (used in) investing activities                                                   -               (32,911)
                                                                                       ---------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, net of registration costs                           89,714                     -
                                                                                       ---------------        --------------
           Net cash provided by financing activities                                            89,714                     -
                                                                                       ---------------        --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (447,028)              825,193

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               854,822             1,316,860
                                                                                       ---------------        --------------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                             $      407,794          $  2,142,053
                                                                                       ===============        ==============

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES:

   Net income (loss)                                                                     $  (1,774,620)          $   957,834
   Stock awards granted to employees and
    consultants pursuant to stock incentive plans                                              772,205               721,301
   Provision for bad debts                                                                     206,622               (60,000)
   Depreciation and amortization                                                                18,927                48,998
   Change in operating assets and liabilities:
      Accounts receivable and other receivables                                                (20,776)               88,922
      Inventories                                                                              264,047               (12,048)
      Prepaid expenses and other current assets                                               (10,484)               (56,843)
      Other assets                                                                                 145                30,874
      Accounts payable and  accrued liabilities                                                  7,192              (402,934)
      Deferred revenue                                                                               -              (458,000)
                                                                                       ---------------        --------------
           Net cash (used in) provided by operating activities                          $     (536,742)         $    858,104
                                                                                       ===============        ==============


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

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the six-month and three-month periods ended April 30, 2003 and 2002. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

The results of operations for interim periods may not necessarily reflect the results of operations for a full year. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, for more extensive disclosures than contained in these condensed financial statements.

Products and Key Relationships

Our line of hardware-based encryption products are multi-functional, digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new Advanced Encryption Standard ("AES") algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed a software security product for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Windows operating systems, using either the Triple DES or the AES algorithm. We have also developed security software to encrypt voice and data in cellular and satellite phones. We are continuing our research and development activities for additional encryption products. We sell our encryption products primarily through a distributor/dealer network and to end-users, and recently we also began working with large organizations that are adding security products to their existing product lines.

We are also continuing our research and development activities with respect to flat panel display technologies, including our thin flat video color display ("Field Emission Display" or "FED"). Using our planar edge emission technology, with the assistance of Volga Svet, Ltd. ("Volga") and together with Futaba Corporation ("Futaba") pursuant to agreements with Volga and Futaba described in
Note 3, we have developed a 3-inch (diagonal) engineering model of a full-color video FED and subsequently with Volga we developed a 5-inch (diagonal) monochrome video FED. We have also worked with Volga to improve our display technology, developing technology that results in substantially higher brightness than conventional CRTs and LCD or plasma flat panel displays. Together with Volga, we have incorporated this high brightness technology into engineering models of 3.7-inch (diagonal) and 5-inch (diagonal) monochrome video displays. We believe that smaller and larger displays can be made with our technology.

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

During the six months ended April 30, 2003, our operating activities used approximately $537,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $632,000, which was offset by cash of approximately $92,000 received from collections of accounts receivable related to sales of encryption products and approximately $3,000 of interest income received. In addition, we received approximately $99,000 in cash upon the exercise of stock options and incurred approximately $9,000 in registration costs relating to stock incentive plans. As a result, our cash and cash equivalents at April 30, 2003 decreased to approximately $408,000 from approximately $855,000 at the end of fiscal 2002.

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

Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2004. However, our projections of future cash needs and cash flows may differ from actual results. We are seeking to improve our liquidity through increased sales or license of products and technology and may also seek to improve our liquidity through sales of debt or equity securities. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity, that we will generate sufficient revenues to sustain future operations and/or profitability, that we will be able to expand our current distributor/dealer network, that production capabilities will be adequate, or that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, at terms that we would deem favorable.

2.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 had no effect on our financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 had no effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the year ended December 31, 2003. We do not believe the adoption of SFAS No. 150 will have a material effect on our financial position or results of operations.

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

5.   OTHER RECEIVABLES

In May and June 2002, we received restricted common stock from a customer in connection with an outstanding accounts receivable balance of approximately $323,000 and anticipated settling this accounts receivable balance through the sale of the restricted common stock. This customer has agreed with us to cure any deficiency between the proceeds from the sale of the restricted common stock and the balance of the outstanding accounts receivable balance. In addition, the customer's principal shareholder has personally agreed to cure any deficiency in the event that the customer defaults on its agreement to cure such deficiency, up to $292,000. This receivable is stated at management's estimate of its net realizable value.

6.   INVENTORIES

Inventories consist of the following as of:

                                                                                    April 30,         October 31,
                                                                                       2003              2002
                                                                                 ------------      ------------
               Component parts                                                   $    341,727       $   385,538
               Work-in-process                                                         41,521            44,105
               Finished products                                                      648,904           866,556
                                                                                 ------------      ------------
                                                                                  $ 1,032,152      $  1,296,199
                                                                                 ============      ============

7. STOCK INCENTIVE PLANS

We have three stock option plans: the 1993 Stock Option Plan, the Copytele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan"), and the Copytele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"), which were adopted by our Board of Directors on April 28, 1993, May 8, 2000, and April 21, 2003, respectively.

SFAS No. 123 "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock options granted to employees using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees," and have adopted the disclosure provisions of SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". Compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, we have not recognized any compensation cost, as all option grants to employees have been made at the fair market value of our stock on the date of grant.

Had compensation cost for these plans been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share would have increased to the following pro forma amounts:


                                                    Six Months Ended                             Three Months Ended
                                                        April 30,                                     April 30,
                                         ----------------------------------------        -----------------------------------
                                             2003                   2002                      2003                   2002
                                         ------------          -------------             -------------          ------------
Net income (loss), as reported           $ (1,774,620)          $    957,834            $    (970,024)          $    897,527
Less: Total stock-based employee
   compensation expense
   determined under fair
   value-based method for all awards           (5,955)             (271,749)                  (3,081)              (96,939)
                                         ------------          -------------             -------------          ------------
Pro Forma net income (loss)              $ (1,780,575)          $    686,085             $   (973,105)          $    800,588
                                         ============          =============             ============           ============

Net income (loss) per share:
As Reported-
   Basic                                     $ (0.02)               $   0.01                 $ (0.01)               $   0.01
                                         ============          =============             ============            ===========
   Diluted                                   $ (0.02)               $   0.01                 $ (0.01)               $   0.01
                                         ============          =============             ============            ===========
Pro Forma-
   Basic                                     $ (0.02)               $   0.01                 $ (0.01)               $   0.01
                                         ============          =============             ============            ===========
   Diluted                                   $ (0.02)               $   0.01                 $ (0.01)               $   0.01
                                         ============          =============             ============            ===========

During the six-month periods ended April 30, 2003 and 2002, we granted options to employees to purchase 460,000 shares and 0 shares, respectively, pursuant to the 2000 Share Plan. During the six-month period ended April 30, 2003, stock options to purchase 440,000 shares were exercised, with aggregate proceeds of approximately $99,000. No stock options were exercised during the six-month period ended April 30, 2002.

During the period from May 1, 2003 through June 9, 2003, we granted to employees and a consultant options to purchase 5,870,000 shares pursuant to the 2000 Share Plan and the 2003 Share Plan, including options to purchase 1,500,000 shares and 750,000 shares granted to our Chairman of the Board and Chief Executive Officer and our President, respectively. Our Chairman of the Board and Chief Executive Officer and our President waived any and all rights to receive salary and related pension benefits for an undetermined period of time beginning November 1985. Since 1987, three other senior level personnel have also waived salary and related pension benefits. In determining the number of stock options to be granted, the Stock Option Committee of our Board of Directors gives consideration to those individuals who have waived such benefits.

During the six-month periods ended April 30, 2003 and 2002, we issued 2,761,175 shares and 1,458,910 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2000 Share Plan. In addition during the six months ended April 30, 2003 and 2002, we issued 991,777 shares and 30,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2000 Share Plan. The weighted-average fair value per share of the common stock issued was $0.21 and $0.48 during the six-month periods ended April 30, 2003 and 2002, respectively.

8.  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

We comply with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for the six-month and three-month periods ended April 30, 2003 is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. Excluded from the calculation of Diluted EPS for the six-month and three-month periods ended April 30, 2003 were options to purchase 14,004,746 shares. In the six-month and three-month periods ended April 30, 2002, options to purchase 13,417,246 shares of common stock were outstanding but were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common shares during the respective periods. The following table sets forth the computation of net income
(loss) per share of common stock:


                                              Six-months ended                                  Three-months ended
                                 --------------------------------------------       -------------------------------------------
                                       April 30,              April 30,                  April 30,               April 30,
                                         2003                   2002                       2003                    2002
                                 --------------------     -------------------       -------------------     -------------------
Net income (loss)                 $(1,774,620)             $    957,834              $   (970,024)          $      897,527
                                 --------------------     -------------------       -------------------     -------------------

Shares used in computing
 net income (loss) per share:
   Basic                           72,213,599               67,305,726                 73,417,701               67,672,917
   Effect of stock
   options and warrants                     -                  280,277                          -                  241,583
                                 --------------------     -------------------       -------------------     --------------------
        Diluted                    72,213,599               67,586,003                 73,417,701               67,914,500
                                 ====================     ===================       ===================     ====================

Net income (loss) per share:
        Basic                         $ (0.02)                   $0.01                   $ (0.01)                   $0.01
                                 ====================     ===================       ===================     ====================
        Diluted                       $ (0.02)                   $0.01                   $ (0.01)                   $0.01
                                 ====================     ===================       ===================     ====================

9. SEGMENT INFORMATION

We follow the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on management`s approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products.

The following represents selected financial information for our segments for the six-month and three-month periods ended April 30, 2003 and 2002:


                                                         Flat-Panel            Encryption
                       Segment Data                       Display              Products              Total
                       ------------                    -------------       -----------------    --------------
Six Months Ended April 30, 2003:
   Revenue                                           $            -        $     113,082        $   113,082
   Net (loss)                                              (788,798)            (985,822)        (1,774,620)

Six Months Ended April 30, 2002:
   Revenue                                           $    3,458,000          $   436,164        $ 3,894,164
   Net income (loss)                                      2,094,868           (1,137,034)           957,834


Three Months Ended April 30, 2003:
   Revenue                                           $            -        $      21,743        $    21,743

   Net (loss)                                              (425,323)            (544,701)          (970,024)

Three Months Ended April 30, 2002:
   Revenue                                           $    2,425,000        $     191,975        $ 2,616,975
   Net income (loss)                                      1,434,729             (537,202)           897,527

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

Our line of hardware encryption products presently includes the USS-900, the DCS-1200, the DCS-1400, the STS-1500 and the ULP-1. These encryption products are multi-functional, hardware-based digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed the USS-900 Security Software, a software security product, using either the Triple DES or the AES algorithm, for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Windows operating systems. We have also developed the DCS-1800 Security Software to encrypt voice and data in cellular and satellite phones. We are continuing our research and development activities for additional encryption products.

We are currently using several U.S.-based electronic production contractors to produce the components for our encryption devices. We sell our encryption products primarily through a distributor/dealer network and to end-users. Recently, we also have begun working with large organizations that are adding security products to their existing product lines.

We are also continuing our research and development activities with respect to flat panel display technologies, including our thin flat high brightness video displays. Using our planar technology, we have developed engineering operational models of monochrome and full-color video displays. Our displays:

-    can function in a broad environmental range, similar to a CRT;

-    has low power consumption requirements;

-    can be viewed from a wide angle, similar to a CRT; and

-    has high brightness with full color video capability.

We have been working with Volga Svet, Ltd. ("Volga") on the development of our flat panel display technology. With the assistance of Volga we have developed technology that results in substantially higher brightness than conventional CRTs and LCD or plasma flat panel displays. Together with Volga, we incorporated this high brightness technology into engineering models of 3.7-inch (diagonal) and 5-inch (diagonal) monochrome video displays. We have recently received, from the U.S. patent office, a notice of allowance of the claims contained in our patent application for three variations of our technology.

We have discussed with potential purchasers the sale of monochrome versions of our high brightness displays. While we have not yet made any definitive arrangements for commercial sales of such displays, based on this interest, together with Volga, we have started to produce such displays using Volga's current production facilities, to be utilized for incorporation into potential purchasers' products. There can be no assurance that we can produce commercial quality displays, that we can produce such displays in commercial quantities, that we can successfully market our displays to achieve any sales, or of the revenue we might derive from such sales.


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

           Collaborative Agreement

           A $2.5 million payment from Futaba Corporation ("Futaba") pursuant to an agreement with Futaba (the "Futaba Agreement") has been recognized ratably over the period between June 2001 and June 2002, the contractually defined one-year period of our commitment under this portion of the agreement. A subsequent $3 million payment received from Futaba under this agreement, during the three months ended January 31, 2002, has been recognized ratably over the remaining term of the one-year period.

           Sales Returns and Allowances

           Revenues are recorded net of sales returns. There were no sales returns during the six-month periods ended April 30, 2003 and 2002.

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

Stock Based Compensation

We account for stock options granted to employees using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provision of SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". If we were to include the cost of employee stock option compensation in the financial statements, our operating results would decline based on the fair value of the stock options granted to employees. The amount of employee stock option compensation determined under the fair value method in the six-month periods ended April 30, 2003 and 2002 was approximately $6,000 and $272,000, respectively, and in the three-month periods ended April 30, 2003 and 2002 was approximately $3,000 and $97,000, respectively,


RESULTS OF OPERATIONS

Six months ended April 30, 2003 compared with six months ended April 30, 2002

Product Sales

           Revenue

Revenue from product sales decreased by approximately $323,000, to approximately $113,000 in the six-month period ended April 30, 2003, from approximately $436,000 in the comparable prior-year period. All product sales are encryption products and are net of sales returns. Our product sales have been limited and are sensitive to individual large transactions. We believe that changes in product sales between periods generally represent the nature of the early stage of our product and sales channel development.

           Gross Profit

Gross profit from product sales decreased by approximately $177,000 in the six months ended April 30, 2003, to approximately $35,000, compared to approximately $212,000 in the comparable prior-year period. Gross profit from product sales as a percentage of revenue from product sales decreased to approximately 31% in the six-month period ended April 30, 2003, compared to approximately 49% in the comparable prior-year period.

Collaborative Agreement

           Revenue

We recognized no collaborative agreement revenue in the six months ended April 30, 2003, as compared to approximately $3,458,000 in the comparable prior-year period. All collaborative agreement revenue is revenue received from Futaba under the Futaba Agreement. We recognized payments received from Futaba as income ratably over the contractually defined one-year period of our commitment under this portion of the Futaba Agreement. As Futaba has terminated the Futaba Agreement, we do not anticipate receiving any further revenue under the Futaba Agreement.

           Gross Profit

We recognized no gross profit from collaborative agreement in the six months ended April 30, 2003, as compared to approximately $2,428,000 in the six months ended April 30, 2002. Gross profit from collaborative agreement in the six months ended April 30, 2002 was net of cost of revenue of approximately $1,030,000, consisting of research and development costs relating to FED technology, including cost of revenue related to our agreement with Volga (the "Volga Agreement") of approximately $839,000. Research and development costs relating to FED technology were included in research and development expenses prior to the commencement of the Futaba Agreement in June 2001 and after its termination in June 2002.

Research and Development Expenses

Research and development expenses increased by approximately $201,000 in the six months ended April 30, 2003, to approximately $895,000, from approximately $694,000 in the comparable prior-year period. The increase in research and development expenses reflects the classification of development efforts related to FED technology during the term of the Futaba Agreement of approximately $191,000 as costs of revenue rather than as research and development expenses. In addition, non-employee consultant expense increased by approximately $175,000 and outside R&D increased by approximately $45,000, offset by a decrease in employee compensation and related costs of approximately $165,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $85,000 to approximately $918,000 in the six months ended April 30, 2003 from approximately $1,003,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses reflects a decrease in professional fees of approximately $213,000 and a decrease in employee compensation and related costs of approximately $168,000, offset by a provision for bad debts of approximately $207,000, a write down of Magicom inventory of approximately $58,000 and the recovery in the prior-year period of a previously recorded bad debt charge of approximately $60,000.

Interest Income

The decrease in interest income in the six months ended April 30, 2003 to approximately $3,000 from approximately $15,000 in the comparable prior-year period resulted primarily from the decrease in average funds available for investment.

Three months ended April 30, 2003 compared with three months ended April 30,
2002

Product Sales

           Revenue

Revenue from product sales decreased by approximately $170,000, to approximately $22,000 in the three-month period ended April 30, 2003, from approximately $192,000 in the comparable prior-year period. All product sales are encryption products and are net of sales returns. Our product sales have been limited and are sensitive to individual large transactions. We believe that changes in product sales between periods generally represent the nature of the early stage of our product and sales channel development.

           Gross Profit

Gross profit from product sales decreased by approximately $123,000 in the three months ended April 30, 2003, to approximately $6,000, compared to approximately $129,000 in the comparable prior-year period. Gross profit from product sales as a percentage of revenue from product sales decreased to approximately 28% in the six-month period ended April 30, 2003, compared to approximately 67% in the comparable prior-year period.

Collaborative Agreement

           Revenue

We recognized no collaborative agreement revenue in the three months ended April 30, 2003, as compared to approximately $2,425,000 in the comparable prior-year period. All collaborative agreement revenue is revenue received from Futaba under the Futaba Agreement. We recognized payments received from Futaba as income ratably over the contractually defined one-year period of our commitment under this portion of the Futaba Agreement. As Futaba has terminated the Futaba Agreement, we do not anticipate receiving any further revenue under the Futaba Agreement.

           Gross Profit

We recognized no gross profit from collaborative agreement in the three months ended April 30, 2003, as compared to approximately $1,660,000 in the three months ended April 30, 2002. Gross profit from collaborative agreement in the three months ended April 30, 2002 was net of cost of revenue of approximately $765,000, consisting of research and development costs relating to FED technology, including cost of revenue related to the Volga Agreement of approximately $659,000. Research and development costs relating to FED technology were included in research and development expenses prior to the commencement of the Futaba Agreement in June 2001 and after its termination in June 2002.

Research and Development Expenses

Research and development expenses increased by approximately $3,000 in the three months ended April 30, 2003, to approximately $403,000, from approximately $400,000 in the comparable prior-year period. The increase in research and development expenses reflects the classification of development efforts related to FED technology during the term of the Futaba Agreement of approximately $106,000 as costs of revenue rather than as research and development expenses. In addition, non-employee consultant expense increased by approximately $73,000 and outside R&D increased by approximately $23,000, offset by a decrease in employee compensation and related costs of approximately $123,000 and a decrease in patent related expenses of approximately $48,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $73,000 to approximately $574,000 in the three months ended April 30, 2003 from approximately $501,000 in the comparable prior-year period. The increase in selling, general and administrative expenses reflects a provision for bad debts of approximately $200,000 and a write down of Magicom inventory of approximately $58,000, offset by a decrease in professional fees of approximately $106,000 and a decrease in employee compensation and related costs of approximately $95,000.

Interest Income

The decrease in interest income in the three months ended April 30, 2003 to approximately $1,000 from approximately $10,000 in the comparable prior-year period resulted primarily from the decrease in average funds available for investment.


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

During the six months ended April 30, 2003, our operating activities used approximately $537,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $632,000, which was offset by cash of approximately $92,000 received from collections of accounts receivable related to sales of encryption products and approximately $3,000 of interest income received. In addition, we received approximately $99,000 in cash upon the exercise of stock options and incurred approximately $9,000 in registration costs relating to stock incentive plans. As a result, our cash and cash equivalents at April 30, 2003 decreased to approximately $408,000 from approximately $855,000 at the end of fiscal 2002.

Accounts receivable and other receivables decreased by approximately $186,000 from approximately $401,000 at the end of fiscal 2002 to approximately $215,000 at April 30, 2003. The decrease in accounts receivable and other receivables is a result of the timing of collections and an increase in the provision for bad debts. Inventories decreased approximately $264,000 from approximately $1,296,000 at October 31, 2002 to approximately $1,032,000 at April 30, 2003, as a result of the timing of shipments and production schedules as well as a write down of Magicom inventory. We discontinued production of Magicom products in fiscal 2000, but continue to sell our remaining inventory. Prepaid expenses and other current assets increased by approximately $10,000 from approximately $103,000 at the end of fiscal 2002 to approximately $113,000 at April 30, 2003. Accounts payable and accrued liabilities increased by approximately $7,000 from approximately $414,000 at the end of fiscal 2002 to approximately $421,000 at April 30, 2003, as a result of the timing of payments.

As a result of these changes, working capital at April 30, 2003 decreased to approximately $1,347,000 from approximately $2,240,000 at the end of fiscal 2002.

Our working capital includes inventory of approximately $1,032,000 at April 30, 2003. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

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

Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2004. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or a line of credit or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.

We are also seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers who market our encryption products on a non-exclusive basis. During the six-month periods ended April 30, 2003 and 2002, we have recognized revenue from product sales of approximately $113,000 and $436,000, respectively, and revenue in connection with the Futaba Agreement of approximately $0 and $3,458,000, respectively.

The following table presents our expected cash requirements for contractual obligations outstanding as April 30, 2003:

                                                                                 Payments Due by Period
                                            ----------------------------------------------------------------------------------------
                                                 Less
                                                 than             1-3                 4-5                 After
Contractual Obligations                         1 year          years               years               5 years          Total
---------------------------------------     -----------    ----------------     ---------------     ------------    ----------------
Operating Leases                            $ 132,000              -                    -                    -         $ 132,000
                                            -----------    ----------------     ---------------     ------------    ----------------

Total Contractual Cash
    Obligations                             $ 132,000              -                    -                    -         $ 132,000
                                            ===========    ================     ===============     ============    ================

GENERAL RISKS AND UNCERTAINTIES

Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:


- We have experienced significant net losses and negative cash flows from operations and they may continue.

We have had net losses and negative cash flows from operations in each year since our inception and in the six months ended April 30, 2003, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. While payments from Futaba under the Futaba Agreement provided substantial cash from operations during the year ended October 31, 2002, since the Futaba Agreement terminated in June 2002, we do not anticipate receiving any further payments under the Futaba agreement.

We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through April 30, 2003. We have set forth below our net (losses), research and development expenses and net cash provided by (used in) operations for the six-month periods ended April 30, 2003 and 2002, and for the fiscal years ended October 31, 2002 and 2001:

                                                       (Unaudited)
                                                     Six Months Ended                        Fiscal Years Ended
                                                         April 30,                              October 31,
                                            ------------------------------------     ----------------------------
                                                  2003               2002                  2002              2001
                                                  ----               ----                  ----              ----
Net income (loss)                           $ (1,774,620)      $    957,834          $(3,285,240)      $(3,571,957)
Research and development                    $    894,747       $    693,691          $ 1,625,974       $ 2,324,979
Net cash (used in) provided by operations   $   (536,742)      $    858,104          $  (431,471)      $  (717,845)

- We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders, and our auditors have issued a "going concern" audit opinion.


We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products. The auditor's report on our financial statements as of October 31, 2002 states that the net loss incurred during the year ended October 31, 2002, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2002, raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.


Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2004. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or a line of credit or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 had no effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the year ended December 31, 2003. We do not believe the adoption of SFAS No. 150 will have a material effect on our financial position or results of operations.

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

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               99.1 Statement of Chief Executive Officer pursuant to Section
                    1350 of Title 18 of the United States Code, dated June 16, 2003.

               99.2 Statement of Chief Financial Officer pursuant to Section
                    1350 of Title 18 of the United States Code, dated June 16, 2003.

         (b)   Reports on Form 8-K

               We filed one Current Report on Form 8-K, dated March 25, 2003, during the quarter ended April 30, 2003, which reported that our common stock was being delisted from The Nasdaq SmallCap Market effective March 27, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CopyTele, Inc.


                                           By: /s/ Denis A. Krusos
                                           -------------------------------
                                           Denis A. Krusos
                                           Chairman of the Board,
                                           Chief Executive Officer
June 16, 2003                             (Principal Executive Officer)

                                           By: /s/ Frank J. DiSanto
                                           -------------------------------
                                           Frank J. DiSanto
June 16, 2003                              President

                                           By: /s/ Henry P. Herms
                                           -------------------------------
                                           Henry P. Herms
                                           Vice President - Finance and
                                           Chief Financial Officer (Principal
June 16, 2003                              Financial and Accounting Officer)

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

                                                /s/ Denis A. Krusos
                                               -------------------------------
                                               Denis A, Krusos
                                               Chairman of the Board,
                                               Chief Executive Officer
June 16, 2003                                  (Principal Executive Officer)

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

                                            /s/ Henry P. Herms
                                           ------------------------------------
                                           Henry P. Herms
                                           Vice President - Finance and
                                           Chief Financial Officer  (Principal
June 16, 2003                              Financial and Accounting Officer)

                                  Exhibit 99.1


                      Statement of Chief Executive Officer
         Pursuant to Section 1350 of Title 18 of the United States Code


Pursuant to Section 1350 of Title 18 of the United States Code, the undersigned, Denis A. Krusos, the Chairman of the Board and Chief Executive Officer of CopyTele, Inc., hereby certifies that:

1. The Company's Form 10-Q Quarterly Report for the period ended April 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                       /s/ Denis A. Krusos
                                                      --------------------------
                                                       Denis A. Krusos
                                                       Chairman of the Board,
June 16, 2003                                          Chief Executive Officer

                                  Exhibit 99.2


                      Statement of Chief Financial Officer
         Pursuant to Section 1350 of Title 18 of the United States Code


Pursuant to Section 1350 of Title 18 of the United States Code, the undersigned, Henry P. Herms, the Vice President - Finance and Chief Financial Officer of CopyTele, Inc., hereby certifies that:

1. The Company's Form 10-Q Quarterly Report for the period ended April 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                /s/ Henry P. Herms
                                                ----------------------------
                                                Henry P. Herms
                                                Vice President - Finance and
June 16, 2003                                   Chief Financial Officer