Form 10-Q
period 2003-07-31
COPYTELE INC
filed 2003-09-15
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2003

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
                                             Yes   X      No
                                                 ----        ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes               No  X
                                                  ----            ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On September 8, 2003, the registrant had outstanding 79,677,367 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.


                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

          Condensed Balance Sheets as of July 31, 2003 (Unaudited) and
             October 31, 2002                                                                    3

          Condensed Statements of Operations (Unaudited) for the nine months                     4
            ended July 31, 2003 and 2002

         Condensed Statements of Operations (Unaudited) for the three months                     5
            ended July 31, 2003 and 2002

          Condensed Statements of Cash Flows (Unaudited) for the nine months                     6
            ended July 31, 2003 and 2002

          Notes to Condensed Financial Statements (Unaudited)                                    7 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                             13 - 24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                            24

Item 4.  Controls and Procedures.                                                               25


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                                                     26

          SIGNATURES                                                                            26





                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 COPYTELE, INC.
                            CONDENSED BALANCE SHEETS
                            ------------------------
                                                                                            (Unaudited)
                                                                                             ---------
                                                                                              July 31,             October 31,
                                         ASSETS                                                 2003                  2002
                                         ------                                            -------------          ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                $  1,056,628          $    854,822
   Accounts receivable, net of allowance for doubtful accounts of
      $230,337 and $325,505, respectively                                                         36,496                77,780
   Other receivables                                                                             141,000               322,952
   Inventories                                                                                 1,028,176             1,296,199
   Prepaid expenses and other current assets                                                      17,212               102,519
                                                                                           -------------          ------------
                        Total current assets                                                   2,279,512             2,654,272

PROPERTY AND EQUIPMENT, net                                                                       46,147                71,583

OTHER ASSETS                                                                                       5,509                 5,654
                                                                                           -------------          ------------
                                                                                            $  2,331,168          $  2,731,509
                                                                                           =============          ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                         $    352,672         $     379,169
   Accrued liabilities                                                                            37,147                34,850
                                                                                           -------------          ------------
                       Total current liabilities                                                 389,819               414,019

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized;
      no shares issued or outstanding                                                                  -                     -
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 78,843,907 and 70,257,155 shares issued
      and outstanding, respectively                                                              788,439               702,572
   Additional paid-in capital                                                                 65,559,590            63,596,213
   Accumulated deficit                                                                       (64,406,680)          (61,981,295)
                                                                                            -------------          ------------
                                                                                               1,941,349             2,317,490
                                                                                           -------------          ------------
                                                                                            $  2,331,168         $   2,731,509
                                                                                           =============          ============

                 The accompanying notes are an integral part of these condensed balance sheets.





                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------
                                                                                               For the nine months ended
                                                                                                        July 31,
                                                                                         -------------------------------------
                                                                                               2003                  2002
                                                                                         ---------------       ---------------
REVENUE                                                                                     $    196,322         $  5,148,023

COST OF REVENUE                                                                                  108,182            1,761,983
                                                                                            ------------         -------------

         Gross profit                                                                             88,140            3,386,040
                                                                                            ------------         -------------

OPERATING EXPENSES
         Research and development expenses                                                     1,351,072             1,075,274
         Selling, general and administrative expenses                                          1,165,789             1,581,517
         Impairment loss on commercial trade barter credits                                            -             2,820,800
                                                                                            ------------         -------------
                  Total operating expenses                                                     2,516,861             5,477,591
                                                                                            ------------         -------------

LOSS FROM OPERATIONS                                                                          (2,428,721)          (2,901,551)

INTEREST INCOME                                                                                    3,336                20,201
                                                                                            ------------         -------------

NET LOSS                                                                                     $(2,425,385)         $ (2,071,350)
                                                                                             ===========          ============

PER SHARE INFORMATION:

Net loss per share:
         Basic and Diluted                                                                   $     (0.03)         $      (0.03)
                                                                                             ===========          ============
Shares used in computing net loss per share:

         Basic and Diluted                                                                    73,641,139            67,657,539
                                                                                             ===========          ============




                        The accompanying notes are an integral part of these condensed statements.




                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------
                                                                                               For the three months ended
                                                                                                        July 31,
                                                                                         -------------------------------------
                                                                                               2003                  2002
                                                                                         ---------------       ---------------
REVENUE                                                                                    $      83,240          $  1,253,859


COST OF REVENUE                                                                                   30,497               507,876
                                                                                            ------------         -------------

         Gross profit                                                                             52,743               745,983
                                                                                            ------------         -------------

OPERATING EXPENSES
         Research and development expenses                                                       456,325               381,583
         Selling, general and administrative expenses                                            247,951               578,478
         Impairment loss on commercial trade barter credits                                            -             2,820,800
                                                                                            ------------         -------------
                  Total operating expenses                                                       704,276             3,780,861
                                                                                            ------------         -------------

LOSS FROM OPERATIONS                                                                            (651,533)           (3,034,878)


INTEREST INCOME                                                                                      768                 5,694
                                                                                            ------------         -------------

NET LOSS                                                                                    $   (650,765)         $ (3,029,184)
                                                                                             ===========          ============
PER SHARE INFORMATION:

Net loss per share:
         Basic and Diluted                                                                  $      (0.01)         $      (0.04)
                                                                                             ===========          ============

Shares used in computing net loss per share:

         Basic and Diluted                                                                    76,449,699            68,349,693
                                                                                             ===========          ============

                        The accompanying notes are an integral part of these condensed statements.



                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                                                                              For the nine months ended
                                                                                                       July 31,
                                                                                         -------------------------------------
                                                                                               2003                  2002
                                                                                         ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                                        $   (831,699)          $(3,650,574)
   Cash received from customers                                                                  212,936               642,852
   Cash received from collaborative agreement                                                          -             3,000,000
   Interest received                                                                               3,336                20,201
                                                                                            ------------           -----------
           Net cash (used in) provided by operating activities                                  (615,427)               12,479
                                                                                            ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment                                                 (981)              (35,591)
                                                                                            ------------           -----------
           Net cash used in investing activities                                                    (981)              (35,591)
                                                                                            ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, net of registration costs                            818,214                 8,000
                                                                                            ------------           -----------
           Net cash provided by financing activities                                             818,214                 8,000
                                                                                            ------------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             201,806               (15,112)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 854,822             1,316,860
                                                                                            ------------           -----------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                                  $ 1,056,628           $ 1,301,748
                                                                                             ===========           ===========

RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:

   Net loss                                                                                $  (2,425,385)          $(2,071,350)
   Impairment loss on commercial trade barter credits                                                  -             2,820,800
   Stock awards granted to employees and consultants pursuant to stock incentive plans         1,231,030             1,078,525
   Provision for bad debts                                                                       206,622               (25,000)
   Depreciation and amortization                                                                  26,417                70,798
   Change in operating assets and liabilities:
      Accounts receivable and other receivables                                                   16,614                36,496
      Inventories                                                                                268,023                72,797
      Prepaid expenses and other current assets                                                   85,307                   233
      Other assets                                                                                   145                31,311
      Accounts payable and accrued liabilities                                                   (24,200)             (460,464)
      Deferred revenue                                                                                 -            (1,541,667)
                                                                                            ------------           -----------
           Net cash (used in) provided by operating activities                              $   (615,427)          $    12,479
                                                                                             ===========           ===========


                        The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     ---------------------------------------


1.       NATURE AND DEVELOPMENT OF BUSINESS AND FUNDING

Organization and Basis of Presentation
--------------------------------------

CopyTele, Inc. was incorporated on November 5, 1982. Our principal operations include the development, production and marketing of thin high brightness flat panel video displays and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the nine-month and three-month periods ended July 31, 2003 and 2002. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

The results of operations for interim periods may not necessarily reflect the results of operations for a full year. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, for more extensive disclosures than contained in these condensed financial statements.

Products and Key Relationships
------------------------------

Our line of hardware-based encryption products are multi-functional, digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new Advanced Encryption Standard ("AES") algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed a software security product for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, using either the Triple DES or the AES algorithm. We have also developed security software to encrypt voice and data in cellular and satellite phones. We are continuing our research and development activities for additional encryption products. We sell our encryption products primarily through a distributor/dealer network and to end-users, and recently we also began working with large organizations that are adding security products to their existing product lines.

We are also continuing our research and development activities with respect to flat panel display technologies, including our thin flat high brightness video displays. Working with Volga Svet, Ltd. ("Volga"), we have developed technology that results in substantially higher brightness than conventional CRTs and LCD or plasma flat panel displays. Together with Volga, we have incorporated this high brightness technology into engineering models of 3.7-inch (diagonal) and 5-inch (diagonal) monochrome video displays and we believe that smaller and larger displays can be made with our technology. Based on the interest of several potential purchasers, together with Volga, we have started to produce monochrome versions of our high brightness displays using Volga's current production facilities, to be utilized for incorporation into potential purchasers' products. We have recently received from the U.S. patent office patents for two variations of our video display technology and a notice of allowance of the claims contained in our patent application for one other variation of our video display technology.

Funding and Management's Plans
------------------------------

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

During the nine months ended July 31, 2003, our operating activities used approximately $615,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $832,000, which was offset by cash of approximately $213,000 received from collections of accounts receivable related to sales of encryption products and approximately $3,000 of interest income received. In addition, we received approximately $827,000 in cash upon the exercise of stock options and incurred approximately $9,000 in registration costs relating to stock incentive plans. As a result, our cash and cash equivalents at July 31, 2003 increased to approximately $1,057,000 from approximately $855,000 at the end of fiscal 2002.

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

Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2004. However, our projections of future cash needs and cash flows may differ from actual results. We are seeking to improve our liquidity through increased sales or license of products and technology and may also seek to improve our liquidity through sales of debt or equity securities. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity, that we will generate sufficient revenues to sustain future operations and/or profitability, that we will be able to expand our current distributor/dealer network, that production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, at terms that we would deem favorable.

2.       IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
         ------------------------------------------

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

3.       OTHER RECEIVABLES
         -----------------

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

4.       INVENTORIES
         -----------

Inventories consist of the following as of:
                                                   July 31,        October 31,
                                                      2003            2002
                                                 -----------     -----------
             Component parts                       $ 336,732      $  385,538
             Work-in-process                          39,543          44,105
             Finished products                       651,901         866,556
                                                 -----------     -----------
                                                 $ 1,028,176     $ 1,296,199
                                                 ===========     ===========

5.       STOCK INCENTIVE PLANS
         ---------------------

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

Had compensation cost for these plans been determined at fair value, consistent with SFAS No. 123 and SFAS No. 148, our net loss and net loss per share would have increased to the following pro forma amounts:

                                                      Nine Months Ended                       Three Months Ended
                                                          July 31,                                 July 31,
                                              ----------------------------------      -----------------------------------
                                                   2003               2002                 2003                2002
                                              ---------------    ---------------      ----------------    ---------------
Net loss, as reported                          $ (2,425,385)       $(2,071,350)           $ (650,765)       $(3,029,184)
Less: Total stock-based employee
   compensation expense determined
   under fair value-based
   method for all awards                           (664,884)          (279,999)             (658,929)            (8,250)
                                              ---------------    ---------------      ----------------    ---------------
Pro Forma net loss                             $ (3,090,269)       $(2,351,349)         $ (1,309,694)       $(3,037,434)
                                              ===============    ===============      ================    ===============

Net loss per share:
As Reported-
   Basic and Diluted                                $ (0.03)           $ (0.03)              $ (0.01)           $ (0.04)
                                              ===============    ===============      ================    ===============
Pro Forma-
   Basic and Diluted                                $ (0.04)           $ (0.03)              $ (0.02)           $ (0.04)
                                              ===============    ===============      ================    ===============

During the nine-month periods ended July 31, 2003 and 2002, we granted to employees and a consultant options to purchase 6,330,000 shares and 0 shares, respectively, pursuant to the 2000 Share Plan and the 2003 Share Plan. During the nine-month periods ended July 31, 2003 and 2002, stock options to purchase 3,409,000 shares and 20,000 shares, respectively, were exercised, with aggregate proceeds of approximately $827,000 and $8,000, respectively.

Options granted during the nine-month period ended July 31, 2003 included options to purchase 1,500,000 shares and 750,000 shares granted to our Chairman of the Board and Chief Executive Officer and our President, respectively. Our Chairman of the Board and Chief Executive Officer and our President waived any and all rights to receive salary and related pension benefits for an undetermined period of time beginning November 1985. In determining the number of stock options to be granted, the Stock Option Committee of our Board of Directors gives consideration to those individuals who have waived such benefits.

During the nine-month periods ended July 31, 2003 and 2002, we issued 3,961,175 shares and 2,188,760 shares, respectively, of common stock to certain employees for services rendered pursuant to the 2000 Share Plan and the 2003 Share Plan. In addition during the nine months ended July 31, 2003 and 2002, we issued 1,216,577 shares and 109,285 shares, respectively, of common stock to consultants for services rendered pursuant to the 2000 Share Plan and the 2003 Share Plan The weighted-average fair value per share of the common stock issued was $0.24 and $0.47 during the nine-month periods ended July 31, 2003 and 2002, respectively.

6.       NET INCOME (LOSS) PER SHARE OF COMMON STOCK
         -------------------------------------------

We comply with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for the nine-month and three-month periods ended July 31, 2003 and 2002 is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. Excluded from the calculation of Diluted EPS for the nine-month and three-month periods ended July 31, 2003 and 2002 were options to purchase 16,835,746 shares and 14,704,746 shares, respectively.

The following table sets forth the computation of net loss per share of common stock:

                                                  Nine-months ended                          Three-months ended
                                                       July 31,                                   July 31,
                                         -------------------------------------      -------------------------------------
                                               2003                 2002                  2003                 2002
                                         ----------------     ----------------      ----------------     ----------------
Net loss                                  $(2,425,385)         $ (2,071,350)         $   (650,765)        $  (3,029,184)
                                         ------------          ------------         -------------         -------------

Shares used in computing net loss per share:
        Basic                              73,641,139            67,657,539            76,449,699            68,349,693
        Effect of stock options
            and warrants                            -                     -                     -                     -
                                         ------------          ------------         -------------         -------------
        Diluted                            73,641,139            67,657,539            76,449,699            68,349,693
                                         ============          ============         =============         =============

Net income (loss) per share:
        Basic                                 $ (0.03)              $ (0.03)              $ (0.01)              $ (0.04)
                                         ============          ============         =============         =============
        Diluted                               $ (0.03)              $ (0.03)              $ (0.01)              $ (0.04)
                                         ============          ============         =============         =============


7.       SEGMENT INFORMATION
         -------------------

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

The following represents selected financial information for our segments for the nine-month and three-month periods ended July 31, 2003 and 2002:


                                                                     Flat-Panel        Encryption
                         Segment Data                                Display           Products             Total
                         ------------                                ----------        ----------         ----------
Nine Months Ended July 31, 2003:
   Revenue                                                         $           -      $   196,322     $     196,322

   Net (loss)                                                         (1,234,356)      (1,191,029)       (2,425,385)

Nine Months Ended July 31, 2002:
   Revenue                                                         $   4,541,667      $   606,356     $   5,148,023
   Net income (loss)                                                   2,374,332       (4,445,682)       (2,071,350)


Three Months Ended July 31, 2003:
   Revenue                                                         $           -      $    83,240     $      83,240
                                                                        (445,558)        (205,207)         (650,765)
   Net (loss)

Three Months Ended July 31, 2002:
   Revenue                                                         $   1,083,667      $   170,192     $   1,253,859
   Net income (loss)                                                     279,464       (3,308,648)       (3,029,184)


Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.
         -------------------------------------------------


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


GENERAL
-------

CopyTele, Inc. was incorporated on November 5, 1982. Our principal operations include the development, production and marketing of thin high brightness flat panel video displays and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

Our line of hardware encryption products presently includes the USS-900, the DCS-1200, the DCS-1400, the STS-1500 and the ULP-1. These encryption products are multi-functional, hardware-based digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed the USS-900 Security Software, a software security product, using either the Triple DES or the AES algorithm, for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems. We have also developed the DCS-1800 Security Software to encrypt voice and data in cellular and satellite phones. We are continuing our research and development activities for additional encryption products.

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

We have been working with Volga Svet, Ltd. ("Volga") on the development of our flat panel display technology. With the assistance of Volga we have developed technology that results in substantially higher brightness than conventional CRTs and LCD or plasma flat panel displays. Together with Volga, we incorporated this high brightness technology into engineering models of 3.7-inch (diagonal) and 5-inch (diagonal) monochrome video displays and we believe that smaller and larger displays can be made with our technology. We have recently received from the U.S. patent office patents for two variations of our video display technology and a notice of allowance of the claims contained in our patent application for one other variation of our video display technology.

We are in discussions to supply monochrome versions of our high brightness displays to several potential purchasers. Based on this interest, together with Volga, we have started to produce such displays using Volga's current production facilities, to be utilized for incorporation into potential purchasers' products. There can be no assurance that we can produce commercial quality displays, that we can produce such displays in commercial quantities, that we can successfully market our displays to achieve any sales, or of the revenue we might derive from such sales.


CRITICAL ACCOUNTING POLICES
---------------------------

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

Revenue Recognition
-------------------

         Product Sales
         -------------

         Revenues from product sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists;
         (ii) delivery has occurred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

         Collaborative Agreement
         -----------------------

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

         Sales Returns and Allowances
         ----------------------------

         Revenues are recorded net of sales returns. There were no sales returns during the nine-month periods ended July 31, 2003 and 2002.

         Deferred Revenue
         ----------------

         Payments received from Futaba under the Futaba Agreement which are in excess of the amounts recognized as revenue are recorded as deferred revenue. As of July 31, 2002, all payments received from Futaba have been recognized as revenue.

Stock Based Compensation
------------------------

We account for stock options granted to employees using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provision of SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". If we were to include the cost of employee stock option compensation in the financial statements, our operating results would decline based on the fair value of the stock options granted to employees. The amount of employee stock option compensation determined under the fair value method in the nine-month periods ended July 31, 2003 and 2002 was approximately $665,000 and $280,000, respectively, and in the three-month periods ended July 31, 2003 and 2002 was approximately $659,000 and $8,000, respectively,


RESULTS OF OPERATIONS
---------------------

Nine months ended July 31, 2003 compared with nine months ended July 31, 2002
-----------------------------------------------------------------------------
Product Sales
-------------

         Revenue

Revenue from product sales decreased by approximately $410,000, to approximately $196,000 in the nine-month period ended July 31, 2003, from approximately $606,000 in the comparable prior-year period. All product sales are encryption products and are net of sales returns. Our product sales have been limited and are sensitive to individual large transactions. We believe that changes in product sales between periods generally represent the nature of the early stage of our product and sales channel development.

         Gross Profit

Gross profit from product sales decreased by approximately $200,000 in the nine months ended July 31, 2003, to approximately $88,000, compared to approximately $288,000 in the comparable prior-year period. The decrease was primarily due to the decrease in sales. Gross profit from product sales as a percentage of revenue from product sales decreased to approximately 45% in the nine-month period ended July 31, 2003, compared to approximately 48% in the comparable prior-year period. The decrease in gross profit as a percentage of revenue resulted primarily from a change in the mix of products sold.

Collaborative Agreement
-----------------------

         Revenue

We recognized no collaborative agreement revenue in the nine months ended July 31, 2003, as compared to approximately $4,542,000 in the comparable prior-year period. All collaborative agreement revenue is revenue received from Futaba under the Futaba Agreement. We recognized payments received from Futaba as income ratably over the contractually defined one-year period of our commitment under this portion of the Futaba Agreement. As Futaba has terminated the Futaba Agreement, we do not anticipate receiving any further revenue under the Futaba Agreement.

         Gross Profit

We recognized no gross profit from collaborative agreement in the nine months ended July 31, 2003, as compared to approximately $3,098,000 in the nine months ended July 31, 2002. Gross profit from collaborative agreement in the nine months ended July 31, 2002 was net of cost of revenue of approximately $1,444,000, consisting of research and development costs relating to FED technology, including cost of revenue related to our agreement with Volga (the "Volga Agreement") of approximately $1,194,000. Research and development costs relating to FED technology were included in research and development expenses prior to the commencement of the Futaba Agreement in June 2001 and after its termination in June 2002.

Research and Development Expenses
---------------------------------

Research and development expenses increased by approximately $276,000 in the nine months ended July 31, 2003, to approximately $1,351,000, from approximately $1,075,000 in the comparable prior-year period. The increase in research and development expenses reflects the classification of development efforts related to FED technology during the term of the Futaba Agreement of approximately $250,000 as costs of revenue rather than as research and development expenses. In addition, non-employee consultant expense increased by approximately $227,000 and outside R&D increased by approximately $64,000, offset by a decrease in employee compensation and related costs of approximately $152,000, a decrease in depreciation expense of approximately $40,000 and a decrease in patent related expenses of approximately $33,000.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by approximately $416,000 to approximately $1,166,000 in the nine months ended July 31, 2003 from approximately $1,582,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses reflects a decrease in professional fees of approximately $372,000, a decrease in employee compensation and related costs of approximately $188,000 and the elimination of expenses related to listing on the Nasdaq Stock Market of approximately $32,000, offset by an increase in the provision for bad debts of approximately $172,000, a write down of Magicom inventory of approximately $58,000 and the recovery in the prior-year period of a previously recorded bad debt charge of approximately $60,000.

Impairment Loss on Commercial Trade Barter credits
--------------------------------------------------

In the nine months ended July 31, 2002, we recognized an impairment loss in the amount of approximately $2,821,000 in connection with unused commercial trade barter credits. These barter credits may be redeemed to reduce the cost of advertising as well as other products and services. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay 65-70% of the transaction value in cash. Because our anticipated cash flow was negatively affected by the termination of the Futaba Agreement, our ability to make such payments and thereby utilize the barter credits is uncertain.

Interest Income
---------------

The decrease in interest income in the nine months ended July 31, 2003 to approximately $3,000 from approximately $20,000 in the comparable prior-year period resulted primarily from the decrease in average funds available for investment.

Three months ended July 31, 2003 compared with three months ended July 31, 2002
-------------------------------------------------------------------------------
Product Sales
-------------

         Revenue

Revenue from product sales decreased by approximately $87,000, to approximately $83,000 in the three-month period ended July 31, 2003, from approximately $170,000 in the comparable prior-year period. All product sales are encryption products and are net of sales returns. Our product sales have been limited and are sensitive to individual large transactions. We believe that changes in product sales between periods generally represent the nature of the early stage of our product and sales channel development.

         Gross Profit

Gross profit from product sales decreased by approximately $24,000 in the three months ended July 31, 2003, to approximately $53,000, compared to approximately $77,000 in the comparable prior-year period. The decrease was primarily due to the decrease in sales. Gross profit from product sales as a percentage of revenue from product sales increased to approximately 63% in the three-month period ended July 31, 2003, compared to approximately 45% in the comparable prior-year period. The increase in gross profit as a percentage of revenue resulted primarily from a change in the mix of products sold.

Collaborative Agreement
-----------------------

         Revenue

We recognized no collaborative agreement revenue in the three months ended July 31, 2003, as compared to approximately $1,084,000 in the comparable prior-year period. All collaborative agreement revenue is revenue received from Futaba under the Futaba Agreement. We recognized payments received from Futaba as income ratably over the contractually defined one-year period of our commitment under this portion of the Futaba Agreement. As Futaba has terminated the Futaba Agreement, we do not anticipate receiving any further revenue under the Futaba Agreement.

         Gross Profit

We recognized no gross profit from collaborative agreement in the three months ended July 31, 2003, as compared to approximately $669,000 in the three months ended July 31, 2002. Gross profit from collaborative agreement in the three months ended July 31, 2002 was net of cost of revenue of approximately $415,000, consisting of research and development costs relating to FED technology, including cost of revenue related to the Volga Agreement of approximately $356,000. Research and development costs relating to FED technology were included in research and development expenses prior to the commencement of the Futaba Agreement in June 2001 and after its termination in June 2002.

Research and Development Expenses
---------------------------------

Research and development expenses increased by approximately $75,000 in the three months ended July 31, 2003, to approximately $456,000, from approximately $382,000 in the comparable prior-year period. The increase in research and development expenses reflects the classification of development efforts related to FED technology during the term of the Futaba Agreement of approximately $59,000 as costs of revenue rather than as research and development expenses. In addition, non-employee consultant expense increased by approximately $51,000 and outside R&D increased by approximately $19,000, offset by a decrease in patent related expenses of approximately $29,000.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by approximately $330,000 to approximately $248,000 in the three months ended July 31, 2003 from approximately $578,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses reflects a decrease in professional fees of approximately $159,000 and the elimination of expenses related to listing on the Nasdaq Stock Market of approximately $39,000, a decrease in the provision for bad debts of approximately $35,000, a decrease in advertising expense of approximately $22,000 and a decrease in employee compensation and related costs of approximately $20,000.

Impairment Loss on Commercial Trade Barter credits
--------------------------------------------------

In the three months ended July 31, 2002, we recognized an impairment loss in the amount of approximately $2,821,000 in connection with unused commercial trade barter credits. These barter credits may be redeemed to reduce the cost of advertising as well as other products and services. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay 65-70% of the transaction value in cash. Because our anticipated cash flow was negatively affected by the termination of the Futaba Agreement, our ability to make such payments and thereby utilize the barter credits is uncertain.

Interest Income
---------------

The decrease in interest income in the three months ended July 31, 2003 to approximately $1,000 from approximately $6,000 in the comparable prior-year period resulted primarily from the decrease in average funds available for investment.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

During the nine months ended July 31, 2003, our operating activities used approximately $615,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $832,000, which was offset by cash of approximately $213,000 received from collections of accounts receivable related to sales of encryption products and approximately $3,000 of interest income received. In addition, we received approximately $827,000 in cash upon the exercise of stock options and incurred approximately $9,000 in registration costs relating to stock incentive plans. As a result, our cash and cash equivalents at July 31, 2003 increased to approximately $1,057,000 from approximately $855,000 at the end of fiscal 2002.

Accounts receivable and other receivables decreased by approximately $224,000 from approximately $401,000 at the end of fiscal 2002 to approximately $177,000 at July 31, 2003. The decrease in accounts receivable and other receivables is a result of the timing of collections and an increase in the provision for bad debts. Inventories decreased approximately $268,000 from approximately $1,296,000 at October 31, 2002 to approximately $1,028,000 at July 31, 2003, as a result of the timing of shipments and production schedules as well as a write down of Magicom inventory. We discontinued production of Magicom products in fiscal 2000, but continued to sell our remaining inventory. Prepaid expenses and other current assets decreased by approximately $86,000 from approximately $103,000 at the end of fiscal 2002 to approximately $17,000 at July 31, 2003, as a result of the timing of payments. Accounts payable and accrued liabilities decreased by approximately $24,000 from approximately $414,000 at the end of fiscal 2002 to approximately $390,000 at July 31, 2003, as a result of the timing of payments.

As a result of these changes, working capital at July 31, 2003 decreased to approximately $1,890,000 from approximately $2,240,000 at the end of fiscal 2002.

Our working capital includes inventory of approximately $1,028,000 at July 31, 2003. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

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

Our plans and expectations for our working capital needs also assume that our Chairman of the Board and Chief Executive Officer and our President will continue to perform services without cash compensation or pension benefits. There can be no assurance that they will continue to provide such services without such compensation.

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

Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2004. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or a line of credit or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.

We are also seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers who market our encryption products on a non-exclusive basis and we also have started marketing our thin high brightness video displays to potential purchasers for incorporation into the purchaser's products. During the nine-month periods ended July 31, 2003 and 2002, we have recognized revenue from product sales of approximately $196,000 and $606,000, respectively, and revenue in connection with the Futaba Agreement of approximately $0 and $4,542,000, respectively.

The following table presents our expected cash requirements for contractual obligations outstanding as July 31, 2003:

                                                                    Payments Due by Period
                                      -----------------------------------------------------------------------------------
                                          Less
                                          than             1-3               4-5              After
Contractual Obligations                  1 year           years             years            5 years           Total
---------------------------------     -------------    -------------     -------------    --------------    -------------
Operating Leases                      $   75,000               -                 -                 -        $   75,000
                                      -------------    -------------     -------------    --------------    -------------
Total Contractual Cash
    Obligations                       $   75,000               -                 -                 -        $   75,000
                                      =============    =============     =============    ==============    =============

GENERAL RISKS AND UNCERTAINTIES
-------------------------------

Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:


- We have experienced significant net losses and negative cash flows from operations and they may continue.

We have had net losses and negative cash flows from operations in each year since our inception and in the nine months ended July 31, 2003, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. While payments from Futaba under the Futaba Agreement provided substantial cash from operations during the year ended October 31, 2002, since the Futaba Agreement terminated in June 2002, we do not anticipate receiving any further payments under the Futaba agreement.

We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through July 31, 2003. We have set forth below our net losses, research and development expenses and net cash provided by (used in) operations for the nine-month periods ended July 31, 2003 and 2002, and for the fiscal years ended October 31, 2002 and 2001:

                                                             (Unaudited)
                                                          Nine Months Ended                 Fiscal Years Ended
                                                              July 31,                          October 31,
                                                   --------------------------------    ------------------------------
                                                        2003            2002                2002           2001
                                                        ----            ----                ----           ----
Net loss                                           $ (2,425,385)   $ (2,071,350)       $(3,285,240)    $(3,571,957)
Research and development                           $  1,351,072    $  1,075,274        $ 1,625,974     $ 2,324,979
Net cash (used in) provided by operations          $   (615,427)   $     12,479        $  (431,471)    $  (717,845)

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


Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2004. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or a line of credit or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.

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


We are engaged in two principal operations: (i) developing, manufacturing and marketing encryption products for voice, fax, and data communications and (ii) with Volga, developing an advanced flat panel video display technology. Our encryption products are only in their initial stages of commercial production and we have not yet begun commercial production of our flat panel displays. Our investments in research and development are considerable. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

-    our ability to successfully market our line of encryption products;
- our production capabilities and those of our suppliers as required for the production of our encryption products;
- long-term product performance and the capability of our dealers and distributors to adequately service our products;
- our ability to maintain an acceptable pricing level to end-users for our products;
-    the ability of suppliers to meet our requirements and schedule;
-    our ability to successfully develop our new products under development;
-    rapidly changing consumer preferences;
- the possible development of competitive products that could render our products obsolete or unmarketable;
- our ability to jointly develop with Volga a full-color video display that can be successfully marketed;
- the capability of Volga to produce thin high brightness monochrome video displays and supply them to us; and
- our future negotiations with Volga with respect to payments and other arrangements under the Volga Agreement.

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


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

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

Item 4.  Controls and Procedures
         -----------------------

We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Vice President - Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Vice President - Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

There was no change in our internal control over financial reporting during the quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)      Exhibits
         --------

          31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 15, 2003.

          31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 15, 2003.

          32.1 Statement of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code, dated September 15, 2003.

          32.2 Statement of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code, dated September 15, 2003.


(b)      Reports on Form 8-K
         -------------------

         We filed no Current Reports on Form 8-K during the quarter ended July 31, 2003.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CopyTele, Inc.


                                          By: /s/ Denis A. Krusos
                                          ----------------------------------
                                          Denis A. Krusos
                                          Chairman of the Board,
                                          Chief Executive Officer
September 15, 2003                        (Principal Executive Officer)

                                          By: /s/ Frank J. DiSanto
                                          ----------------------------------
                                          Frank J. DiSanto
September 15, 2003                        President

                                          By: /s/ Henry P. Herms
                                          ----------------------------------
                                          Henry P. Herms
                                          Vice President - Finance and
                                          Chief Financial Officer  (Principal
September 15, 2003                        Financial and Accounting Officer)