Form 10-K
period 2003-10-31
COPYTELE INC
filed 2003-12-22
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2003

                                       or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant's Common Stock on the Over-the-Counter Bulletin Board on such date ($0.26):
$18,529,753.

On December 15, 2003, the registrant had outstanding 80,611,673 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I
                                     ------

Item 1.           Business.
                  --------

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

Overview
--------

                  Our principal operations include the development, production and marketing of thin, high-brightness, flat panel video displays and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

                  Our line of hardware encryption products presently includes the USS-900, the DCS-1200, the DCS-1400, the STS-1500 and the ULP-1. These encryption products are multi-functional, hardware based digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed the USS-900 Security Software, a software security product, using either the Triple DES or the AES algorithm, for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems. We have also developed the DCS-1800 Security Software to encrypt voice and data in cellular and satellite phones, scanners, and printers. We are continuing our research and development activities for additional encryption products. We sell our encryption products through a distributor/dealer network and to end-users. Recently, we also have begun working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements.

                  We have made significant advancements to develop and produce our thin film video flat panel displays utilizing our electronic emission technology. With Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for more than six years, we have developed several engineering models of high-brightness, monochrome video displays, including a 3.7-inch (diagonal) display having 160 x 80 pixels, a 5-inch (diagonal) display having 320 x 240 pixels, and a 3.5-inch (diagonal) display having 320 x 160 pixels.

                  Currently, liquid crystal displays ("LCDs") are the most commonly used flat panel displays in commercial products. We believe that our display has the following advantages over LCD displays:

o No backlight (LCDs require a backlight that results in high power consumption and contains mercury)

o No thermistor (LCDs require thermistors to control operation at various temperatures)

o    No polarizer (required in LCDs)

o    No color filter (required in color LCDs)

o    Almost hemispherical viewing angle (LCDs have limited viewing angles)

o    Higher contrast ratio

o    Faster video response time

o    Operates in a wider range of air temperatures

o    Longer life

o Not affected by ultraviolet light (LCDs contain a liquid crystal which may deteriorate after long exposure to direct sunlight)

o    Safer (leakage of liquid crystal from LCDs may be dangerous)


                  We are initially pursuing applications for our display that we believe will demonstrate these performance advantages. In particular, we have been demonstrating our displays to a number of companies for use in outdoor products made by them that operate over wide air temperature ranges and under high and low light ambient conditions, and that require wide viewing angles.

                  We provided our display to a company to evaluate the display's performance in a product produced by the company that operates over a wide air temperature range in an outdoor environment. After successfully testing our display, that company recently issued to us a purchase order for a seed quantity of modules containing our display, to replace LCD modules in the company's product. We have also provided our display to another company that is evaluating it for a product the company is developing in the field of emergency communication. Based on these developments, we have, together with Volga, started to produce our 5-inch (diagonal) high-brightness displays using Volga's current production facility.

                  In addition, we are pursuing other opportunities by demonstrating our displays to companies having large quantity display applications, and we are in the process of responding to their requests for pricing based on their display specifications and quantity requirements. These companies' applications would require large quantities of displays to be located in retail stores, airports, vending machines and automobiles. For automobiles, the displays would be required to have the capability to provide wide-screen or standard TV formats for digital TV and DVD operation. To prepare for these opportunities, we are working with several Asian companies to supplement Volga's production and to produce larger size color displays.

                  We also are developing modifications to our display technology to incorporate the matrix structure and drivers of LCDs into our display so that our display may be produced more easily by facilities currently producing LCDs. We have been working with an LCD manufacturing company, located in Asia, to incorporate its LCD technology as part of our display. We have received samples of that company's color LCDs which incorporate TFT (thin film technology) and LCD driver technology, and we are performing tests to determine modifications that would be necessary to that technology to perform to our display requirements. From our test results, we believe that, with our modifications, that company can produce part of the structure of our display using its current LCD production facilities. We could then incorporate that structure and drivers to complete the fabrication of our display either at that company's facilities, at Volga, or at the facilities of another Asian company with which we are in discussions. We believe that this process will enable us to be able to produce, as a first objective, up to 6.5-inch (diagonal) color displays which could meet the requirements of several companies' large quantity applications. There can be no assurance that we can develop or produce color video displays or displays using modified TFT technology or that we can produce larger display sizes or greater quantities using such technology.

                  We have recently received from the U.S. patent office patents for three variations of our video display technology and a notice of allowance of the claims contained in our patent application for one other variation of our video display technology. We are continuing to apply for additional patents for our video display technology.

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

                  We have had net losses and negative cash flows from operations in each year since our inception, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. While payments from Futaba Corporation ("Futaba") of Japan under an agreement with Futaba provided substantial cash from operations during the year ended October 31, 2002, since the agreement with Futaba terminated in June 2002, we will not receive any further payments under this agreement.

                  We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through October 31, 2003. We have set forth below our net losses, research and development expenses and net cash used in operations for the three fiscal years ended October 31, 2003:


                                                                Fiscal Years Ended October 31,
                                                                ------------------------------
                                                           2003               2002               2001
                                                           ----               ----               ----
Net loss.............................................$ 3,114,411        $ 3,285,240        $ 3,571,957
Research and development expenses....................  1,807,742          1,625,974          2,324,949
Net cash used in operations..........................    958,501            431,471            717,845


o We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders, and our auditors have issued a "going concern" audit opinion.

                  We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products. The auditor's report on our financial statements as of October 31, 2003 states that the net loss incurred during the year ended October 31, 2003, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2002 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

                  Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2005. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2005. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.

o We may not generate sufficient revenue to support our operations in the future or to generate profits.

                  We are engaged in two principal operations: (i) the development, production and marketing of thin high-brightness flat panel video displays and (ii) the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media. We have only recently started to produce monochrome versions of our high-brightness flat panel displays and our encryption products are only in their initial stages of commercial production. Our investments in research and development are considerable. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

          o our ability to successfully market our line of thin high-brightness flat panel video displays and encryption products;
          o    the capability of Volga to produce thin high-brightness
               monochrome video displays and supply them to us;
          o    our ability to jointly develop with Volga and produce a
               full-color video display;
          o our production capabilities and those of our suppliers as required for the production of our encryption products;
          o    long-term performance of our products;
          o the capability of our dealers and distributors to adequately service our encryption products;
          o our ability to maintain an acceptable pricing level to end-users for both our encryption and display products;
          o    the ability of suppliers to meet our requirements and schedule;
          o our ability to successfully develop other new products under development;

          o    rapidly changing consumer preferences;
          o the possible development of competitive products that could render our products obsolete or unmarketable;
          o our future negotiations with Volga with respect to payments and other arrangements under our Joint Cooperation Agreement with Volga.

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

o The very competitive markets for our encryption products and flat panel display technology could have a harmful effect on our business and operating results.

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

o Our common stock is subject to the SEC's penny stock rules which may make our shares more difficult to sell.


                  Our stock fits the definition of a penny stock. The SEC rules regarding penny stocks may have the effect of reducing trading activity in our common stock and making it more difficult for investors to sell. The rules require a broker to deliver a risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing prior to effecting a transaction and in writing with the confirmation. The

SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before completion of the transaction. These requirements may result in a lower trading volume of our common stock and lower trading prices.

Products
--------

          High-brightness Thin Flat CRT Video Display
          -------------------------------------------

                  Electron emission display ("Flat CRT") technology is recognized as one of the most promising candidates to replace the cathode ray tube ("CRT"). CRTs have been highly successful for decades, but are bulky and power hungry. Flat CRT technology, by contrast, permits production of a display that preserves the desirable characteristics of a CRT- including full-color; a wide viewing angle; the ability to operate in severe environmental conditions; and a long operational life - in a much more compact, energy-efficient, flat panel display.

                  We have developed a Flat CRT that not only preserves the desirable characteristics of a CRT but also achieves high-brightness, has a unique electron emission and pixel structure with built-in pixel memory, and has long life.

                  Other capabilities of our display technology include:

          o our displays can be produced in a variety of sizes, permitting its use in many applications from small hand-held devices to large high-definition TV ("HDTV") devices;

          o our displays can function in a broad environmental range similar to a CRT;

          o    our displays have low power consumption;

          o    our displays can be viewed from a wide angle, similar to a CRT;

          o    our displays have high-brightness with video capability; and

          o our displays have no picture geometric distortion - each phosphor in a pixel is stimulated individually.

                  We are producing and marketing two types of our thin high-brightness video displays, our Model CTVD-101 and our Model CTVD-102 displays.

                  Specifications for the CTVD-101 display are as follows:

o        Display Area                     73.9 mm(H) x 36.9mm(V)

o        Display Size                     104.0 mm x 52.5 mm

o        Number of Pixels                 320 x 160

o        Pixel Pitch                      0.231 mm x 0.231 mm

o        Pixel Size                       0.205 mm x 0.205 mm

o        Display Colors                   blue-green/black

o        Viewing Angle                    180 degrees vertical and 180 degrees
                                              horizontal

o        Response Time                    10 microseconds

o        Temperature Range               -45 degrees C to 85 degrees C

o        Humidity                         95% RH

                  Specifications for the CTVD-102 display are as follows:

o        Display Area                     76.3 mm (3")(H) x 101.8 mm (4")(V)

o        Display Size                     92.5 mm (H) x 132.5 mm (V)

o        Number of Pixels                 320 x 240

o        Pixel Pitch                      0.318 mm x 0.318 mm

o        Pixel Size                       0.288 mm x 0.288 mm

o        Display Colors                   blue-green/black

o        Viewing Angle                    180 degrees vertical and 180 degrees
                                              horizontal

o        Response Time                    10 microseconds

o        Temperature Range               -45 degrees C to 85 degrees C

o        Humidity                         95% RH

         Encryption Products
         -------------------

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

                  Our line of encryption products is as follows:

                  DCS-1800 Security Software
                  --------------------------

                  The DCS-1800 Security Software provides high-grade encryption capabilities for cellular and satellite telephones, scanners, and printers. The additional features and capabilities of this product include:

          o    Encrypts cellular and satellite voice and data communications.

          o    Encrypts scanners and printers.

          o Secures all cellular platforms: CDMA, GSM, TDMA and others as developed.

          o    Compatible with our desktop and wireless encryption systems.

          o    Automatic random key management system.

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

          o    Battery or AC powered.

          o Weighs approximately 3 ounces with dimensions of 5" deep x 2.2" wide x .4" high.

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

                  We have also developed, for medical and governmental applications, a version of the USS-900 which is designed to operate automatically in the clear or the encrypted mode for fax applications only.

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

New Technologies Under Development
----------------------------------

         Flat Panel Video Display Technology
         -----------------------------------

                  During 2003, we continued to pursue our efforts to develop new technologies for color, video flat panel displays.

                  High-brightness Thin Flat CRT Video Display
                  -------------------------------------------

                   We are further developing our display technology to incorporate the matrix TFT pixel structure and drivers of LCDs into our display so that our display may be produced by facilities currently producing LCDs. We believe that this approach will allow our displays to continue to have memory on each pixel in the display so that the displays would maintain high-brightness. For this development, an Asian company that currently produces LCDs with TFT technology is supplying us with samples of its TFT pixel structure and drivers. We are cooperating technically with this company to arrive at acceptable modifications to its technology to conform to our display requirements. Based on tests and evaluations performed by us and that company, we believe that, with our modifications, that company would be able to produce part of the structure of our display using its current LCD production facilities. We could then incorporate that structure and drivers to complete the fabrication of our display either at that company's facilities, at Volga, or at the facilities of another Asian company with which we are in discussions. We believe that this process will enable us to produce, as a first objective, up to 6.5-inch (diagonal) color displays which could meet the requirements several companies' large quantity applications. In addition, we are also developing, with Volga, color video displays using technology similar to that used in our CTVD-102 display. There can be no assurance that we can develop or produce color video displays or displays using modified TFT technology or that we can produce larger display sizes or greater quantities using such technology.

                  E-Paper(TM) Flat Panel Display
                  ------------------------------

                  We are continuing to develop the technology utilized in our E-Paper(TM) ultra-high resolution display for possible application for mobile devices. The E-Paper(TM) characteristics of low power consumption, flicker-free, wide-angle viewing and high contrast are desirable features for mobile devices. The original E-Paper(TM) display was primarily designed for ultra-high picture quality, but required separate illumination. It was able to display information such as a printed page, one at a time. We believe it is desirable to add features for mobile devices so that displayed information can be continuously updated and use only ambient light. The new design we are attempting to develop would incorporate the individual control of the pixels to allow continuous updating of displayed information, have a high contrast to allow viewing under normal ambient light and, due to a simplified structure, result in lower manufacturing cost. The basic design consists of two glass substrates that contain our proprietary black and white charged particles in a clear suspension. The viewing substrate is a clear glass so that individual black or white pixels are displayed to form a high contrast image. The original design had a structure in the viewing side substrate that reduced the contrast and thus required a lighting system. In the new design, a simplified pixel control structure is located on the non-viewing substrate.

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

                  We have made software modifications to all our products to accommodate the Citadel(TM) CCX, Triple DES, or AES algorithms. We have developed software to provide additional features to the ULP-1, such as safeguarding laptop computers by preventing them from powering up unless the ULP-1 is inserted, and automating the encryption/decryption process to simplify its use. We have also developed a software security product derived from the USS-900 software. In addition, we have developed the DCS-1800 Security Software which can encrypt cellular and satellite phones, scanners, and printers. This software is useful to meeting the privacy protection for medical records and other health care information for individuals mandated by the Health Insurance Portability and Accounting Act ("HIPAA") .

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

Production
----------


         Flat Panel Video Display Products
         ---------------------------------

                   Volga is producing, under our Joint Cooperation Agreement, our Model CTVD-101 and our Model CTVD-102 displays. Volga is using sources for its materials and components located in Russia, U.S., Europe, and Asia.
Given normal lead times, we anticipate Volga having a readily available supply of materials and components. The Model CTVD-102 displays being produced by Volga are being used to meet our current purchaser's requirements. The Model CTVD-101 displays are being produced for potential purchasers' and we believe that Volga could also supply other interested purchasers from its current facilities, and we anticipate working with Volga to meet those potential purchasers' requirements.

         Encryption Products
         -------------------

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

Marketing and Sales
-------------------

         Flat Panel Video Display Products
         ---------------------------------

                  We are continuing to pursue marketing opportunities for our display technology. We are utilizing models of our CTVD-101 and CTVD-102 displays to demonstrate the capabilities of our display and its advantages over LCDs.

                   We have worked with one company this year to develop a plug-in module with our CTVD-102 display to replace the LCDs in that company's product. Our display passed the company's operating environment requirements and, as a result, we have received a purchase order to provide the purchaser with a seed quantity of such modules. Volga is in the process of producing the modules to meet this purchaser's requirements. We are also in the process of supplying CTVD-102 modules to another company which will evaluate our module for a product it is developing.

                   In addition, we are pursuing other opportunities by working with other companies to demonstrate that our displays may be incorporated into their products. Some of these applications would require large size displays that include the capability to provide a wide-screen or standard TV format for TV and DVD operation. Our production capabilities would need to be expanded to produce such displays. Applications that we are pursuing for incorporation of our displays include both outdoor and indoor informational displays located in retail stores, airports, vending machines, and automobiles.

         Encryption Products
         -------------------

                  During the past year we have continued to direct our marketing efforts to participate in the security opportunities created by the U.S. Department of Homeland Security, by the enactment of HIPAA, and by the Defense Department. HIPAA requires certain privacy protection for medical records and other health care information for individuals. We are working with several large companies to provide them with both our hardware and software solutions for them to evaluate whether these solutions meet their security requirements. This includes, in particular, fax encryption utilizing our patented USS-900 and our DCS-1800 security software to encrypt scanners and printers.

                  In addition, we received purchase orders from, and have supplied initial quantities to, a number of governmental and commercial organizations for our hardware encryption products for securing communication networks. This could result in requirements for larger quantities of units for their security applications. These applications include securing voice, teleconferencing, fax, and data through cellular communication devices. We have provided a Fortune 500 company with our teleconferencing and cellular encryption products to secure the voice communication of its high level management. We have also expanded our international marketing by making initial sales of our hardware products in Canada, India, Middle East, Central and South America.

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

Customers
---------

                  During fiscal 2003 we recognized approximately $60,000 and $31,000, respectively, in revenue from two customers in the Encryption Products and Services Segment, or approximately 25% and 13% of total net revenue. During fiscal 2002 and 2001, we recognized approximately $4,542,000 and $958,000, respectively, in revenue from Futaba under an agreement with Futaba, or approximately 88% and 57% of total net revenue, respectively.

Competition
-----------

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

Patents
-------

                  We have received patents from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2022. At the present time, additional patent applications are pending with the United States and certain foreign patent offices. These patents are related to the design, structure and method of construction of the E-Paper(TM) flat panel display, methods of operating the display, particle generation, applications using the E-Paper(TM) flat panel display, and for our solid state and thin film video color display.

                  We have also filed or are planning to file patent applications for our video and simplified E-Paper(TM) flat panel display technologies currently under development, and for our encryption technologies. We have recently received from the U.S. patent office patents for three variations of our video display technology and a notice of allowance of the claims contained in our patent application for one variation of our video display technology.

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

Research and Development
------------------------

                  Research and development expenses were approximately $1,808,000, $1,626,000 and $2,325,000 for the fiscal years ended October 31,
2003, 2002 and 2001, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our Financial Statements.

Employees and Consultants
-------------------------

                  We had 23 full-time employees and 22 consultants as of October 31, 2003. Twenty of these individuals, including our Chairman of the Board and our President, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Nineteen individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us. None of our employees is represented by a labor organization or union.

Financial Information About Segments and Geographical Areas
-----------------------------------------------------------

                  See our Financial Statements.



Item 2.           Properties.
                  -----------

                  We lease approximately 12,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease that expires November 30, 2008. Our base rent is approximately $248,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. We have the right to cancel a portion or the entire lease as of May 31, 2006. This lease does not contain provisions for its renewal and management will continue to evaluate the future adequacy of this facility. We anticipate securing a lease renewal for this facility at the end of the lease term if we determine to remain there. See Note 10 to our Financial Statements.

                  We believe that the facilities described above are adequate for our current requirements.



Item 3.           Legal Proceedings.
                  -----------------

                  We are not a party to any pending legal proceedings.



Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

                  No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended October 31, 2003.

                                     PART II

Item 5.           Market for the Registrant's Common Equity and
                  ---------------------------------------------
                  Related Stockholder Matters.
                  ----------------------------

                  Our common stock has traded on the Over-the-Counter Bulletin Board, under the symbol "COPY", since March 27, 2003. Prior to that date our common stock traded on The Nasdaq Stock Market, Inc. On August 2, 2002 our listing was transferred from the The Nasdaq National Market to The Nasdaq SmallCap Market. The high and low sales prices as reported by the Over-the-Counter Bulletin Board and The Nasdaq Stock Market, Inc. for each quarterly fiscal period during our fiscal years ended October 31, 2002 and 2003 have been as follows:

-----------------------------------------------------------------------------------------------------------
             Fiscal Period                            High                              Low
-----------------------------------------------------------------------------------------------------------
            1st quarter 2002                           $0.74                            $0.36
            2nd quarter 2002                            0.58                             0.43
            3rd quarter 2002                            0.94                             0.27
            4th quarter 2002                            0.48                             0.15
-----------------------------------------------------------------------------------------------------------
            1st quarter 2003                            0.35                             0.15
            2nd quarter 2003                            0.41                             0.12
            3rd quarter 2003                            0.75                             0.22
            4th quarter 2003                           $0.88                            $0.51
-----------------------------------------------------------------------------------------------------------

                  As of December 15, 2003, the approximate number of record holders of our common stock was 1,400 and the closing price of our common stock was $0.42 per share.

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


                                        -------------------------------------------------------------------
                                                 As of and for the fiscal year ended October 31,
                                        -------------------------------------------------------------------
                                            2003         2002          2001         2000         1999
-----------------------------------------------------------------------------------------------------------
Revenue
   Sales, net                             $   244,221  $   645,027  $   732,435   $ 1,471,998  $  46,877

   Collaborative agreement                    -          4,541,667      958,333      -            -
                                        -------------------------------------------------------------------
      Total revenue                           244,221    5,186,694    1,690,768     1,471,998     46,877
-----------------------------------------------------------------------------------------------------------
Gross Profit                                   68,277    3,315,636      993,129       746,560      9,573
-----------------------------------------------------------------------------------------------------------
Research and Development Expenses           1,807,742    1,625,974    2,324,979     2,732,229  3,163,000

-----------------------------------------------------------------------------------------------------------
Selling, General and Administrative         1,379,614    2,177,608    2,272,386     3,099,483  5,121,717
Expenses
-----------------------------------------------------------------------------------------------------------
Impairment Loss on Commercial Trade
Barter Credits                                -          2,820,800      -             -            -
-----------------------------------------------------------------------------------------------------------
Loss from and Impairment of Investment
in Joint Venture                              -            -            -             -           345,947
-----------------------------------------------------------------------------------------------------------
Interest Income                                 4,668       23,506       32,279       120,979     156,075
-----------------------------------------------------------------------------------------------------------
Net Loss                                   (3,114,411)  (3,285,240)  (3,571,957)  (4,964,173)  (8,465,016)

-----------------------------------------------------------------------------------------------------------
Net Loss Per Share of  Common Stock -
Basic and Diluted                               ($.04)       ($.05)       ($.06)       ($.08)       ($.14)
-----------------------------------------------------------------------------------------------------------
Total Assets                                2,330,491    2,731,509    6,562,403    6,894,501    7,239,544

-----------------------------------------------------------------------------------------------------------
Long Term Obligations                         -            -            -             -            -
-----------------------------------------------------------------------------------------------------------
Shareholders' Equity                        1,988,206    2,317,490    4,166,526    5,557,599   6,284,777
-----------------------------------------------------------------------------------------------------------
Cash Dividends Per Share of Common Stock      -            -            -             -            -
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

General
-------

                  Copytele, Inc. was incorporated on November 5, 1982. Our principal operations include the development, production and marketing of thin, high-brightness, flat panel video displays and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

                  Our line of hardware-based encryption products presently includes the USS-900, the DCS-1200, the DCS-1400, the STS-1500 and the ULP-1. These encryption products are multi-functional, hardware based digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed the USS-900 Security Software, a software security product for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, using either the Triple DES or the AES algorithm. We have also developed the DCS-1800 Security Software to encrypt voice and data in cellular and satellite phones, scanners, and printers. We are continuing our research and development activities for additional encryption products. (See "Business - New Technologies Under Development").

                  We are currently using several U.S.-based electronic production contractors to produce the components for our encryption devices. (See "Business - Production"). We sell our encryption products through a distributor/dealer network and to end-users. Recently, we also have begun working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements. (See "Business - Marketing and Sales").

                  We have made significant advancements to develop and produce our thin film video flat panel displays utilizing our electronic emission technology. With Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for more than six years, we have developed several engineering models of high-brightness, monochrome video displays, including a 3.7-inch (diagonal) display having 160 x 80 pixels, a 5-inch (diagonal) display having 320 x 240 pixels, and a 3.5-inch (diagonal) display having 320 x 160 pixels.

                  Currently, liquid crystal displays ("LCDs") are the most commonly used flat panel displays in commercial products. We believe that our display has the following advantages over LCD displays:

               o No backlight (LCDs require a backlight that results in high power consumption and contains mercury)

               o No thermistor (LCDs require thermistors to control operation at various temperatures)

               o    No polarizer (required in LCDs)

               o    No color filter (required in color LCDs)

               o Almost hemispherical viewing angle (LCDs have limited viewing angles)

               o    Higher contrast ratio

               o    Faster video response time

               o    Operates in a wider range of air temperatures

               o    Longer life

               o Not affected by ultraviolet light (LCDs contain a liquid crystal which may deteriorate after long exposure to direct sunlight)

               o    Safer (leakage of liquid crystal from LCDs may be dangerous)


                  We are initially pursuing applications for our display that we believe will demonstrate these performance advantages. In particular, we have been demonstrating our displays to a number of companies for use in outdoor products made by them that operate over wide air temperature ranges and under high and low light ambient conditions, and that require wide viewing angles.

                  We provided our display to a company to evaluate the display's performance in a product produced by the company that operates over a wide air temperature range in an outdoor environment. After successfully testing our display, that company recently issued to us a purchase order for a seed quantity of modules containing our display, to replace LCD modules in the company's product. We have also provided our display to another company that is evaluating it for a product the company is developing in the field of emergency communication. (See "Business - Marketing and Sales"). Based on these developments, we have, together with Volga, started to produce our 5-inch (diagonal) high-brightness displays using Volga's current production facility. (See "Business - Production").

                  In addition, we are pursuing other opportunities by demonstrating our displays to companies having large quantity display applications, and we are in the process of responding to their requests for pricing based on their display specifications and quantity requirements. These companies' applications would require large quantities of displays to be located in retail stores, airports, vending machines and automobiles. For automobiles, the displays would be required to have the capability to provide wide-screen or standard TV formats for digital TV and DVD operation. To prepare for these opportunities, we are working with several Asian companies to supplement Volga's production and to produce larger size color displays.

                  We also are developing modifications to our display technology to incorporate the matrix structure and drivers of LCDs into our display so that our display may be produced more easily by facilities currently producing LCDs. We have been working with an LCD manufacturing company, located in Asia, to incorporate its LCD technology as part of our display. We have received samples of that company's color LCDs which incorporate TFT (thin film technology) and LCD driver technology, and we are performing tests to determine modifications that would be necessary to that technology to perform to our display requirements. From our test results, we believe that, with our modifications, that company can produce part of the structure of our display using its current LCD production facilities. We could then incorporate that structure and drivers to complete the fabrication of our display either at that company's facilities, at Volga, or at the facilities of another Asian company with which we are in discussions. We believe that this process will enable us to be able to produce, as a first objective, up to 6.5-inch (diagonal) color displays which could meet the requirements of several companies' large quantity applications. There can be no assurance that we can develop or produce color video displays or displays using modified TFT technology or that we can produce larger display sizes or greater quantities using such technology.

                  We have recently received from the U.S. patent office patents for three variations of our video display technology and a notice of allowance of the claims contained in our patent application for one other variation of our video display technology. We are continuing to apply for additional patents for our video display technology.

                  There can be no assurance that we can produce commercial quality displays, that we can produce such displays in commercial quantities, that we can successfully market our displays, or of the revenue we might derive from sales of our displays. (See "Business - General Risks and Uncertainties").

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

         Revenue Recognition
         -------------------

                  Sales
                  -----

                  Revenues from sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists;
(ii) delivery has occurred and title has transferred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

                  Collaborative Agreement
                  -----------------------

                  A $2.5 million payment received from Futaba in June 2001, pursuant to an agreement with Futaba, has been recognized ratably over the period between June 2001 and June 2002, the contractually defined one-year period of our commitment under this agreement. A subsequent $3 million payment received from Futaba under this agreement in January 2002 has been recognized ratably over the remainder of the one-year period.

                  Sales Returns
                  -------------

                  Revenues are recorded net of estimated sales returns.

                  Deferred Revenue
                  ----------------

                  Payments received from Futaba under our agreement with Futaba, which are in excess of the amounts recognized as revenue, are recorded as deferred revenue. As of July 31, 2002, all payments received from Futaba have been recognized as revenue.

         Inventories
         -----------

                  Inventories are stated at the lower of cost, including material, labor and overhead, determined on a first-in, first-out basis, or market, which represents our best estimate of market value. We regularly review inventory quantities on hand, particularly finished goods, and record a provision for excess and obsolete inventory based primarily on forecasts of future product demand. Our net income (loss) is directly affected by management's estimate of the realizability of inventories. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

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

                  During the year ended October 31, 2002, we recognized an impairment loss in the amount of approximately $2,821,000 in connection with unused commercial trade barter credits. These trade credits may be redeemed to reduce the cost of advertising as well as other products and services. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay between 65-70% of the transaction value in cash. Because our anticipated cash flow was negatively affected by the termination of the agreement with Futaba, our ability to make such payments and thereby utilize the barter credits is uncertain. Such impairment loss is the only impairment of long-lived assets recorded in the fiscal years ended October 31, 2003, 2002 and 2001.

         Stock Based Compensation
         ------------------------

                  We account for stock options granted to employees using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provision of SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123", effective February 1, 2003. If we were to include the cost of employee stock option compensation in the financial statements, our net loss for the fiscal years ended October 31, 2003, 2002 and 2001 would have increased by approximately $889,000, $283,000 and $1,332,000, respectively, based on the fair value of the stock options granted to employees.

Results of Operations
---------------------

Fiscal Year Ended October 31, 2003 Compared to Fiscal Year
----------------------------------------------------------
Ended October 31, 2002
----------------------

          Sales

                  Revenue. Revenue from sales of encryption products and services decreased by approximately $401,000 in fiscal 2003, to approximately $244,000, as compared to approximately $645,000 in fiscal 2002. The decrease in sales was due to lower unit sales of our encryption products. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

                  Gross Profit. Gross profit from sales of encryption products and services decreased by approximately $150,000 in fiscal 2003, to approximately $68,000, as compared to approximately $218,000 in fiscal 2002. The decrease in gross profit was primarily due to the decrease in revenue. Gross profit reflects a write down of Magicom inventory in fiscal 2003 of approximately $53,000 and a provision for slow moving inventory relating to the USS-900 in fiscal 2002 of approximately $100,000. Gross profit as a percent of revenue decreased to approximately 28% in fiscal 2003, as compared to approximately 34% in fiscal 2002.

         Collaborative Agreement

                  Revenue. We recognized no collaborative agreement revenue in fiscal 2003, as compared to approximately $4,542,000 in fiscal 2002. All collaborative agreement revenue was revenue received from Futaba under an agreement with Futaba. We recognized payments received from Futaba as income ratably over the contractually defined one-year period of our commitment under this agreement. Since the agreement with Futaba terminated in June 2002, we will not receive any further payments under this agreement.

                  Gross Profit. We recognized no gross profit from collaborative agreement in fiscal 2003, as compared to approximately $3,098,000 in fiscal 2002. Gross profit from collaborative agreement in fiscal 2002 was net of cost of revenue of approximately $1,444,000, consisting of research and development costs relating to display technology, including cost of revenue related to our agreement with Volga of approximately $1,194,000. Research and development costs relating to display technology were included in research and development expenses prior to the commencement of the agreement with Futaba in June 2001 and after its termination in June 2002.

         Research and Development Expenses

                  Research and development expenses increased by approximately $182,000 in fiscal 2003, to approximately $1,808,000, from approximately $1,626,000 in fiscal 2002. The increase in research and development expenses reflected the classification of development efforts related to display technology during the term of our agreement with Futaba of approximately $250,000 in fiscal 2002 as costs of revenue rather than as research and development expenses. In addition, non-employee consultant expense increased by approximately $235,000 and outside research and development increased by approximately $68,000, offset by a decrease in employee compensation and related costs of approximately $160,000, a decrease in depreciation expense of approximately $49,000, a decrease in patent related expenses of approximately $57,000 and a decrease in engineering supplies expense of approximately $56,000.

         Selling, General and Administrative Expenses

                  Selling, general and administrative expenses decreased by approximately $798,000 to approximately $1,380,000 in fiscal 2003 from approximately $2,178,000 in fiscal 2002. The decrease in selling, general and administrative expenses reflects a decrease in professional fees of approximately $372,000, a decrease in employee compensation and related costs of approximately $203,000, the elimination of expenses related to listing on the Nasdaq Stock Market of approximately $90,000, a decrease in other shareholder relations expenses of approximately $44,000 and a decrease in advertising expense of approximately $50,000, offset by the recovery in the prior-year period of a previously recorded bad debt charge of approximately $60,000.

         Interest Income

                  Interest income was approximately $5,000 in fiscal 2003, compared to approximately $24,000 in fiscal 2002. The reduction in interest income was the result of from a decrease in average funds available for investment and a reduction in prevailing interest rates.

Fiscal Year Ended October 31, 2002 Compared to Fiscal Year
----------------------------------------------------------
Ended October 31, 2001
----------------------

          Sales

                  Revenue. Sales decreased by approximately $87,000 in fiscal 2002, to approximately $645,000, as compared to approximately $732,000 in fiscal 2001. Sales included an increase in sales of Magicom products of approximately $73,000 (from approximately $48,000 in fiscal 2001 to approximately $121,000 in fiscal 2002), offset by a decline in sales of other products of approximately $160,000 (from approximately $684,000 in fiscal 2001 to approximately $524,000 in fiscal 2002). We discontinued production of Magicom products in fiscal 2000, but continue to sell our remaining inventory. All Magicom sales during fiscal 2002 and fiscal 2001 were made at our inventory carrying value. Our sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represents the nature of the early stage of our product and sales channel development.

                  Gross Profit. Gross profit from sales decreased by approximately $191,000 in fiscal 2002, to approximately $218,000, as compared to approximately $409,000 in fiscal 2001. Sales gross profit as a percentage of revenue decreased to approximately 34% in fiscal 2002, compared to approximately 56% in fiscal 2001. The decrease in sales gross profit as a percentage of revenue was primarily the result of the provision for slow-moving inventory of approximately $100,000 recorded in fiscal 2002 which represented approximately 16% of the 22% decrease in gross profit as a percentage of revenue. We took this provision as a result of our experience with sales of our USS-900 inventory. The decrease in sales gross profit as a percentage of revenue also reflected the increase noted above in the portion of fiscal 2002 sales consisting of Magicom products, as compared to fiscal 2001. Because we have discontinued the Magicom products, we have reduced our selling prices for those products from our original pricing, and accordingly our gross profit on sales of the Magicom products is significantly lower than for our other products.

         Collaborative Agreement

                  Revenue. We recognized collaborative agreement revenue of approximately $4,542,000 in fiscal 2002, as compared to approximately $958,000 in fiscal 2001, an increase of approximately $3,584,000. All collaborative agreement revenue was revenue received from Futaba under an agreement with Futaba. We recognized payments received from Futaba as income ratably over the period between June 2001 and June 2002, the contractually defined one-year period of our commitment under this agreement. Since the agreement with Futaba terminated in June 2002, we will not receive any further payments under this agreement.

                  Gross Profit. Gross profit from collaborative agreement increased by approximately $2,514,000 in fiscal 2002, to approximately $3,098,000, as compared to approximately $584,000 in fiscal 2001. Gross profit from collaborative agreement in fiscal 2002 was net of cost of revenue of approximately $1,444,000, consisting of research and development costs relating to display technology, including cost of revenue related to our agreement with Volga of approximately $1,194,000. Collaborative agreement cost of revenue for fiscal 2001 was approximately $374,000, including cost of revenue related to our agreement with Volga of approximately $276,000. Research and development costs relating to display technology were included in research and development expenses prior to the commencement of our agreement with Futaba in June 2001 and after its termination in June 2002.

         Research and Development Expenses

                  Research and development expenses decreased by approximately $699,000 in fiscal 2002, to approximately $1,626,000, from approximately $2,325,000 in fiscal 2001. The decrease in research and development expenses reflected the classification of development efforts related to display technology during the term of our agreement with Futaba as costs of revenue rather than as research and development expenses. In addition, employee compensation and related costs were reduced by approximately $222,000, non-employee consultant expense was reduced by approximately $104,000, depreciation expense decreased by approximately $73,000, engineering supplies expense decreased by approximately $38,000, patent related expenses decreased by approximately $33,000, and rent expense decreased by approximately $28,000.

         Selling, General and Administrative Expenses

                  Selling, general and administrative expenses decreased by approximately $94,000 to approximately $2,178,000 for fiscal 2002 from approximately $2,272,000 for fiscal 2001. The decrease in selling, general and administrative expenses reflected a decrease in the provision for doubtful accounts of approximately $117,000, a decrease in non-employee consulting expense of approximately $113,000, and a decrease in employee compensation and related costs of by approximately $23,000, offset by an increase in professional fees of approximately $77,000 and an increase in advertising expense of approximately $66,000.

         Impairment Loss on Commercial Trade Barter credits

                  In fiscal 2002, we wrote off all unused commercial trade barter credits, thereby recognizing an impairment loss in the amount of approximately $2,821,000. These barter credits may be redeemed to reduce the cost of advertising as well as other products and services. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay 65-70% of the transaction value in cash. Because our anticipated cash flow has been negatively affected by the termination of the agreement with Futaba, our ability to make such payments and thereby utilize the barter credits is uncertain.

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

                  In June 2001 and January 2002, we received payments from Futaba of $2,500,000 and $3,000,000, respectively, under an agreement with Futaba. Additionally, under agreements with Volga, we paid Volga an aggregate of $1,110,000 and $360,000 during fiscal 2002 and 2001, respectively, for development efforts during the term of our agreement with Futaba.

                  During fiscal 2003, our operating activities used approximately $959,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,234,000, which was offset by cash of approximately $271,000 received from collections of accounts receivable and other receivables related to sales of encryption products and approximately $5,000 of interest income received. In addition, during fiscal 2003, we received approximately $1,128,000 in cash upon the exercise of stock options and purchased approximately $1,000 of equipment. As a result, our cash and cash equivalents at October 31, 2003 increased to approximately $1,024,000 from approximately $855,000 at the end of fiscal 2002.

                  Accounts receivable and other receivables decreased by approximately $232,000 from approximately $401,000 at the end of fiscal 2002 to approximately $169,000 at October 31, 2003. The decrease in accounts receivable and other receivables is a result of the decrease in revenue, the timing of collections and the increase in the allowance for doubtful accounts, which resulted primarily from our experience with respect to one slow paying customer. Inventories decreased approximately $251,000 from approximately $1,296,000 at October 31, 2002 to approximately $1,045,000 at October 31, 2003, as a result of the timing of shipments and production schedules as well as a write down of Magicom inventory. We discontinued production of Magicom products in fiscal 2000, but had continued to sell our remaining Magicom inventory until fiscal 2003. Prepaid expenses and other current assets decreased by approximately $55,000 from approximately $103,000 at the end of fiscal 2002 to approximately $48,000 at October 31, 2003. Accounts payable and accrued liabilities decreased by approximately $72,000 from approximately $414,000 at the end of fiscal 2002 to approximately $342,000 at October 31, 2003, as a result of the decrease in operating expenses and the timing of payments.

                  As a result of these changes, working capital at October 31, 2003 decreased to approximately $1,943,000 from approximately $2,240,000 at the end of fiscal 2002.

                  Our working capital includes inventory of approximately $1,045,000 and $1,296,000 at October 31, 2003 and 2002, respectively. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

                  Our plans and expectations for our working capital needs also assume that our Chairman of the Board, President will continue to perform services without cash compensation or pension benefits. There can be no assurance that they will continue to provide such services without such compensation.

                  The auditor's report on our financial statements as of October 31, 2003 states that the net loss incurred during the year ended October 31, 2003, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2002 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

                  Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2005. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2005. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.

                  We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products on a non-exclusive basis and to end-users. Recently we began working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. During fiscal 2003, we have recognized revenue from sales of approximately $244,000.

                  The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2003:

                             Payments Due by Period
                             ----------------------
                                    Less
                                    than              1-3             4-5           After
Contractual Obligations            1 year            years           years         5 years          Total
----------------------------    -------------     -------------    ----------     -----------    -------------
Noncancelable Operating
Leases                          $247,000           $406,000                -               -       $653,000
                                -------------     -------------    ----------     -----------    -------------

Total Contractual
Cash Obligations                $247,000           $406,000                -               -       $653,000
                                =============     =============    ==========     ===========    =============

Impact of Recent Accounting Pronouncements
------------------------------------------

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 on February 1, 2003, had no effect on our financial position or results of operations.



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



Item 8.           Financial Statements and Supplementary Data.
                  -------------------------------------------

                  See accompanying "Index to Financial Statements."



Item 9.           Changes in and Disagreements With Accountants on Accounting
                  -----------------------------------------------------------
                  and Financial Disclosure.
                  -------------------------

                  None.



Item 9A.          Controls and Procedures
                  -----------------------

                   We carried out an evaluation, under the supervision and with the participation of our management including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures are effective as of the end of fiscal 2003. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                   There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

                  The following table sets forth certain information with respect to all of our directors and executive officers:

-----------------------------------------------------------------------------------------------------------
                                                                                         Director and/or
           Name                      Position with the Company and               Age    Executive Officer
                                          Principal Occupation                                Since
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos           Director, Chairman of the Board and Chief              76           1982
                          Executive Officer
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto          Director and President                                 79           1982
-----------------------------------------------------------------------------------------------------------
Henry P. Herms            Director, Chief Financial Officer and Vice             58           2000
                          President - Finance
-----------------------------------------------------------------------------------------------------------
George P. Larounis        Director                                               74           1997
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Richard J. Salute         Director                                               58           2003
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Anthony Bowers            Director                                               46           2000
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

                  Mr. Salute has served as one of our Directors since March 2003. Mr. Salute is currently retired. From 1985 to December 2001, he was a partner, and from 1973 to 1985 was employed, with the firm of Arthur Andersen LLP. Mr. Salute is also a Director of AdStar, Inc., a company providing technology services to the classified advertising industry. He is a CPA and holds a B.B.A. from Adelphi University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission ("SEC"). Directors, executive officers and ten percent stockholders are required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) fillings were made on a timely basis during fiscal year 2003.

Code of Ethics

                  As of the date of this report, we have not adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Because of the small number of our employees, and in particular the small number and long service of our senior management, our Board of Directors has not believed it necessary to adopt a formal code of ethics. However, our Board is currently evaluating this is light of recent developments concerning governance of public companies generally, including rules adopted by the Securities and Exchange Commission and the stock markets.

Audit Committee Financial Expert

                  The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." Our Board of Directors has not concluded that any of the three independent audit committee members meet the definition of "audit committee financial expert." The Securities and Exchange Commission's rules do not require us to have an audit committee financial expert, and our Board of Directors has determined that its Audit Committee possesses sufficient financial expertise to effectively discharge its obligations.



Item 11. Executive Compensation.
         -----------------------

                  Messrs. Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director, Frank J. DiSanto, President and Director, and Henry P. Herms, Chief Financial Officer, Vice President - Finance and Director, are our executive officers. While there are no formal agreements, Denis A. Krusos and Frank J. DiSanto waived any and all rights to receive salary and related pension benefits for an undetermined period of time commencing November 1, 1985. As a result, Mr. Krusos received no salary or bonus during the last three fiscal years. No executive officer received an annual salary and bonus in excess of $100,000 during the fiscal year ended October 31, 2003. The following is compensation information regarding Mr. Krusos for the fiscal years ended October 31, 2003, 2002 and 2001:

-----------------------------------------------------------------------------------------------------------
                                        SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                                                Fiscal
                  Name and                       Year            Annual                Long-Term
             Principal Position                  Ended        Compensation        Compensation Awards
                                                                                 Securities Underlying
                                                                                      Options (#)
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos,                               10/31/03            -                  1,500,000
Chairman of the Board,                         10/31/02            -                       -
Chief Executive Officer and Director           10/31/01            -                    500,000
-----------------------------------------------------------------------------------------------------------

         The following is information regarding stock options granted to Mr.
Krusos pursuant to the 2003 Share Incentive Plan, during the fiscal year ended
October 31, 2003:

-----------------------------------------------------------------------------------------------------------
                                    OPTION GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------
                                                                            Potential Realizable Value at
                             Individual Grants                              Assumed Annual Rates of Stock
                                                                            Price Appreciation for Option
                                                                                        Term
-----------------------------------------------------------------------------------------------------------

                       Number of      Percent of
                      Securities     Total Options
                      Underlying      Granted to     Exercise
                    Options Granted  Employees in     Price     Expiration
       Name               (#)         Fiscal Year   ($/Share)      Date        5% ($)         10% ($)
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos      1,500,000 (1)      20.41%      $0.25 (2)     5/5/13      $235,837        $597,653
-----------------------------------------------------------------------------------------------------------


         (1) Options granted pursuant to the 2003 Share Incentive Plan, which are exercisable in whole or in part on the date of grant. The options are not issued in tandem with stock appreciation or similar rights and are not transferable other than by will or the laws of descent and distribution. The options terminate upon termination of employment, except that in the case of death, disability or termination for reasons other than cause, options may be exercised for certain periods of time thereafter as set forth in the 2003 Share Incentive Plan.

          (2) The exercise price of these options was equal to the fair market value (closing price) of the underlying common stock on the date of grant. These options are nonqualified options.

                  The following is information regarding stock option exercises during fiscal 2003 by Mr. Krusos and the values of his options as of October 31, 2003:

------------------------------------------------------------------------------------------------------------
                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                           FY-END OPTION/VALUES
============================================================================================================
                      Shares    Value Realized      Number of Securities          Value of Unexercised
                   Acquired on        ($)          Underlying Unexercised       In-the-Money Options at
       Name        Exercise (#)                Options at Fiscal Year End (#)    Fiscal Year End ($)(1)
                                               -------------------------------------------------------------
                                                 Exercisable   Unexercisable   Exercisable   Unexercisable
============================================================================================================
Denis A. Krusos         -              -          4,213,290          -           $417,500          -
------------------------------------------------------------------------------------------------------------

         (1) Such value was determined by multiplying the net difference between the last sales price of the stock on October 31, 2003 and the exercise price for the options by the number of unexercised in-the-money options held.

                  There is no present arrangement for cash compensation of directors for services in that capacity. Under the 2003 Share Incentive Plan, each non-employee director is entitled to receive nonqualified stock options to purchase 60,000 shares of common stock each year that such director is elected to the Board of Directors.

                  Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  The following table sets forth certain information with respect to our common stock beneficially owned as of December 15, 2003 by (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and
(c) all directors and executive officers as a group:

-----------------------------------------------------------------------------------------------------------
          Name and Address of Beneficial Owner          Amount and Nature of Beneficial  Percent of Class
                                                                Ownership(1)(2)
===========================================================================================================
Denis A. Krusos                                                    6,277,600                  7.40%
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto                                                   3,784,505                  4.52%
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
Henry P. Herms                                                      450,000                     *
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
George P. Larounis                                                  342,500                     *
900 Walt Whitman Road
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------
Richard J. Salute                                                      -                        *
900 Walt Whitman Road
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------
Anthony Bowers                                                      249,300                     *
900 Walt Whitman Road
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group (5                 11,103,905                 12.50%
persons)
-----------------------------------------------------------------------------------------------------------

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

         (2)      Includes 4,213,290 shares, 3,141,290 shares, 450,000 shares,
                  342,500 shares, 0 shares, 75,000 shares and 8,222,080 shares which Denis A. Krusos, Frank J. DiSanto, Henry P. Herms, George P. Larounis, Richard J.

                  Salute, Anthony Bowers, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Stock Option Plan, 2000 Share Incentive Plan and the 2003 Share Incentive Plan.

Equity Compensation Plan Information

                  The following is information as of October 31, 2003 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 1993 Stock Option Plan, our 2000 Share Incentive Plan and our 2003 Share Incentive Plan. See Note 9 to Financial Statements for more information on these plans.


                                                                                      Number of securities
                                     Number of                                         remaining available
                                  securities to be                                     for future issuance
                                    issued upon                                           under equity
                                    exercise of              Weighted average          compensation plans
                                    outstanding             exercise price of         (excluding securities
                                 options, warrants         outstanding options,        reflected in column
       Plan category                 and rights            warrants and rights                (a))
----------------------------    ---------------------     -----------------------    ------------------------
                                        (a)                        (b)                        (c)

Equity compensation plans              12,103,246                     $2.96                         2,548
approved by security
holders

Equity compensation plans               3,419,000                     $0.30                     6,435,129
not approved by security
holders

Total                                  15,522,246                     $2.37                     6,437,677



Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

                  None.

Item 14. Principal Accountant Audit Fees and Services Fees.
         --------------------------------------------------

                   The following table describes fees for professional audit services rendered by Grant Thornton LLP, our present principal accountant, for the audit of our annual financial statements for the years ended October 31, 2003, and October 31, 2002; and fees billed for other services rendered by Grant Thornton LLP and by our prior principal accountants, Arthur Andersen LLP, during those periods.


                         Type of Fee                       2003                     2002
                         -----------                      ------                   -----
           Audit Fees                                  $ 115,500                $ 149,000
           Audit Related Fees                                  -                        -
           Tax Fees - Tax return review                        -                      750
           All Other Fees                                      -                        -
                                                     ------------             -----------
                                                     -
           Total                                      $  115,500               $  149,750
                                                     ===========              ===========


Procedures For Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

                  Pursuant to its charter, the Audit Committee of our Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. Grant Thornton LLP's engagement to conduct our audit was approved by the Audit Committee on September 11, 2003. We did not enter into any non-audit engagement or relationship with Grant Thornton LLP during fiscal 2003.

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules, and
                  --------------------------------------------
                  Reports on Form 8-K.
                  --------------------

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

               Amendment No. 2 to CopyTele, Inc. 2000 Share Incentive Plan

               CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4 to our Form S-8 dated May 5, 2003).

         (b)      Reports on Form 8-K
                  -------------------

               We filed no Current Report on Form 8-K during the fourth quarter of our fiscal year ended October 31, 2003.

         (c)      Exhibits
                  --------

          3.1 Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and to Form 10-Q for the fiscal quarter ended July 31, 1997.)

          3.2 By-laws, as amended and restated. (Incorporated by reference to Post-Effective Amendment No. 1 to Form S-8 (Registration No. 33-49402) dated December 8, 1993.)

          3.3 Amendment to By-laws. (Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2003.)

          10.1 CopyTele, Inc. 1993 Stock Option Plan, adopted on April 28, 1993 and approved by shareholders on July 14, 1993. (Incorporated by reference to Proxy Statement dated June 10, 1993.)

          10.2 Amendment No. 1 to the CopyTele, Inc. 1993 Stock Option Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995. (Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.)

          10.3 Amendment No. 2 to the CopyTele, Inc. 1993 Stock Option Plan, adopted on May 10, 1996 and approved by shareholders on July 24, 1996. (Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.)

          10.4 Agreement dated March 3, 1999 between Harris Corporation and CopyTele, Inc. (Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999.)

          10.5 Stock Subscription Agreement dated April 27, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton. (Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999.)

          10.6 Agreement dated July 28, 1999, among CopyTele, Inc., Harris Corporation and RF Communications. (Incorporated by reference to Form 8-K dated July 28, 1999.)

          10.7 Stock Subscription Agreement dated August 30, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton. (Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1999.)

          10.8 CopyTele, Inc. 2000 Share Incentive Plan. (Incorporated by reference to Annex A of our Proxy Statement dated June 12, 2000.)

          10.9 Amendment No. 1 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 6, 2001 and approved by shareholders on August 16, 2001. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 2001.)

          10.10 Amendment No. 2 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 16, 2002 and approved by shareholders on September 12, 2002. (Incorporated by reference to Exhibit 4(e) to our Form S-8 (Registration No. 333-99717) dated September 18, 2002.)

          10.11 Amendment, dated May 10, 2001, to the Joint Cooperation Agreement between CopyTele, Inc. and Volga Svet Ltd. (Incorporated by reference to Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2001.)

          10.12 Letter Agreement between CopyTele, Inc. and Volga Svet Ltd., dated as of February 1, 2002. (Incorporated by reference to Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2001.)

          10.13 CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003).

          23.1 Consent of Grant Thornton LLP. (Filed herewith.)

          23.2 Notice Regarding Consent of Arthur Andersen LLP. (Filed herewith.)

          31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 22, 2003. (Filed herewith.)

          31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 22, 2003. (Filed herewith.)

          32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 22, 2003. (Filed herewith.)

          31.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 22, 2003. (Filed herewith.)

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     COPYTELE, INC.

                                      By: /s/ Denis A. Krusos
                                          -------------------
                                          Denis A. Krusos
                                          Chairman of the Board and
December 22, 2003                         Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                       By: /s/ Denis A. Krusos
                                          ---------------------
                                           Denis A. Krusos
                                           Chairman of the Board,
                                           Chief Executive Officer
                                           and Director (Principal Executive
December 22, 2003                           Officer)

                                        By /s/ Frank J. DiSanto
                                          ----------------------
                                           Frank J. DiSanto
December 22, 2003                          President and Director

                                        By: /s/ Henry P. Herms
                                            ------------------
                                             Henry P. Herms
                                             Vice President - Finance,
                                             Chief Financial Officer and
                                             Director (Principal Financial
December 22, 2003                            and Accounting Officer)

                                         By:  /s/ George P. Larounis
                                             --------------------------
                                            George P. Larounis
December 22, 2003                           Director

                                         By: /s/ Richard J. Salute
                                            ----------------------
                                            Richard J. Salute
December 22, 2003                           Director

                                         By: /s/ Anthony Bowers
                                            -------------------
                                            Anthony Bowers
December 22, 2003                           Director

COPYTELE, INC.


INDEX TO FINANCIAL STATEMENTS
OCTOBER 31, 2003

                                                                                                           Page
                                                                                                           ----
Report of Independent Certified Public Accountants: Grant Thornton LLP                                     F-1
Report of Independent Public Accountants: Arthur Andersen LLP                                              F-2
Balance Sheets as of October 31, 2003 and 2002                                                             F-3
Statements of Operations for the years ended October 31, 2003, 2002 and 2001                               F-4
Statement of Shareholders' Equity for the years ended October 31, 2003, 2002 and 2001                      F-5
Statements of Cash Flows for the years ended October 31, 2003, 2002 and 2001                               F-6
Notes to Financial Statements                                                                           F-7 - F-22
Report of Independent Public Accountants on Schedule: Arthur Andersen LLP                                  S-1
Schedule of Valuation and Qualifying Accounts                                                              S-2


Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
     CopyTele, Inc.


We have audited the accompanying balance sheets of CopyTele, Inc. (the "Company") (a Delaware corporation) as of October 31, 2003 and 2002, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two year period ended October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of CopyTele, Inc. for the year ended October 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 24, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. as of October 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss of approximately $3,114,000 during the year ended October 31, 2003, and, as of that date, the Company has an accumulated deficit of approximately $65,096,000. These and the other factors described in
Note 1 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the  financial  statement  schedule  listed in the Index at
Item 15(a)(2) as of and for the years ended October 31, 2003 and 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ GRANT THORNTON LLP

Melville, New York
December 12, 2003

We are including in this Annual Report on Form 10-K, pursuant to Rule 2-02(e) of Regulation S-X, a copy of the prior year's Report of Independent Public Accountants from our prior independent public accountants, Arthur Andersen LLP ("Andersen"). This report was previously issued by Andersen, for filing with our Annual Report on Form 10-K for fiscal year 2001, and has not been reissued by Andersen. Note that this previously issued Andersen report includes references to certain fiscal years and periods, which are not required to be presented in the accompanying financial statements as of and for the fiscal years ended October 31, 2003.



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


ARTHUR ANDERSEN  LLP

Melville, New York
January 24, 2002

COPYTELE, INC.

BALANCE SHEETS

                                                                                      October 31,           October 31,
                                    ASSETS                                               2003                  2002
                                    ------                                         ----------------      ----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $      1,023,531      $        854,822
   Accounts receivable, net of allowance for doubtful accounts of $159,230
      and $325,505, respectively                                                             41,500                77,780
   Other receivables, net of allowance for doubtful accounts of $181,952
      in 2003                                                                               127,124               322,952
   Inventories                                                                            1,044,875             1,296,199
   Prepaid expenses and other current assets                                                 47,972               102,519
                                                                                   ----------------      ----------------
                  Total current assets                                                    2,285,002             2,654,272

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
   $2,084,010 and $2,050,927, respectively                                                   39,480                71,583

OTHER ASSETS                                                                                  6,009                 5,654
                                                                                   ----------------      ----------------
                                                                                   $      2,330,491      $      2,731,509
                                                                                   ================      ================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                $        316,865      $        379,169
   Accrued liabilities                                                                       25,420                34,850
                                                                                   ----------------      ----------------
                  Total current liabilities                                                 342,285               414,019

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
     shares issued or outstanding                                                                 -                     -
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
       80,151,478 and 70,257,155 shares issued and outstanding, respectively                801,515               702,572
   Additional paid-in capital                                                            66,282,397            63,596,213
   Accumulated deficit                                                                  (65,095,706)          (61,981,295)
                                                                                   ----------------      ----------------
                                                                                          1,988,206             2,317,490
                                                                                   ----------------      ----------------
                                                                                   $      2,330,491      $      2,731,509
                                                                                   ================      ================

The accompanying notes are an integral part of these statements.

COPYTELE, INC.

STATEMENTS OF OPERATIONS

                                                                                       For the Years Ended October 31,
                                                                              --------------------------------------------------
                                                                                   2003              2002             2001
                                                                              ---------------  ---------------  ----------------
REVENUE
   Sales, net                                                                 $       244,221  $       645,027   $       732,435
   Collaborative agreement                                                                  -        4,541,667           958,333
                                                                              ---------------  ---------------  ----------------
                  Total revenue                                                       244,221        5,186,694         1,690,768

COST OF REVENUE
   Cost of sales                                                                      175,944          427,056           323,705
   Cost of collaborative agreement                                                          -        1,444,002           373,934
                                                                              ---------------  ---------------  ----------------
                  Total cost of revenue                                               175,944        1,871,058           697,639

                  Gross profit                                                         68,277        3,315,636           993,129
                                                                              ---------------  ---------------  ----------------
OPERATING EXPENSES
   Research and development expenses                                                1,807,742        1,625,974         2,324,979
   Selling, general and administrative expenses                                     1,379,614        2,177,608         2,272,386
   Impairment loss on commercial trade barter credits                                       -        2,820,800                 -
                                                                              ---------------  ---------------  ----------------
                   Total operating expenses                                         3,187,356        6,624,382         4,597,365
                                                                              ---------------  ---------------  ----------------

LOSS FROM OPERATIONS                                                               (3,119,079)      (3,308,746)       (3,604,236)

INTEREST INCOME                                                                         4,668           23,506            32,279
                                                                              ---------------  ---------------  ----------------

NET LOSS                                                                      $    (3,114,411) $    (3,285,240)  $    (3,571,957)
                                                                              ===============  ===============  ================

PER SHARE INFORMATION:
Net loss per share:
   Basic and Diluted                                                          $         (.04 ) $         (.05 )  $         (.06)
                                                                              ===============  ===============  ================
Shares used in computing net loss per share:
   Basic and Diluted                                                               75,153,015       68,088,748        64,561,252
                                                                              ===============  ===============  ================

The accompanying notes are an integral part of these statements.

COPYTELE, INC.

STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001


                                                                             Common Stock              Additional
                                                                     ------------------------------     Paid-in        Accumulated
                                                                          Shares        Par Value       Capital          Deficit
                                                                     --------------    ------------    ------------   ------------
BALANCE, October 31, 2000                                                63,084,526    $    630,846    $ 60,050,852   $(55,124,098)

   Stock option compensation to consultants                                       -               -         229,620              -
   Common stock issued upon exercise of stock options under stock
     option plans                                                         1,457,034          14,570         805,189              -
   Common stock issued to employees for services rendered                 1,707,725          17,077         973,701              -
   Common stock issued to consultants                                       271,815           2,718         138,008              -
   Net loss                                                                       -               -               -     (3,571,957)
                                                                     --------------    ------------    ------------   ------------

BALANCE, October 31, 2001                                                66,521,100         665,211      62,197,370    (58,696,055)

   Common stock issued upon exercise of stock options under
    stock option plans                                                       20,000             200           7,800              -
   Common stock issued to employees for services rendered                 3,311,405          33,114       1,280,039              -
   Common stock issued to consultants                                       404,650           4,047         111,004              -
   Net loss                                                                       -               -               -     (3,285,240)
                                                                     --------------    ------------    ------------   ------------

BALANCE, October 31, 2002                                                70,257,155         702,572      63,596,213    (61,981,295)

   Stock option compensation to consultants                                       -               -           4,800              -
   Common stock issued upon exercise of stock options under stock
     option plans                                                         4,046,500          40,465       1,087,725              -
   Common stock issued to employees for services rendered                 4,483,111          44,831       1,246,906              -
   Common stock issued to consultants                                     1,364,712          13,647         346,753              -
   Net loss                                                                       -               -               -     (3,114,411)
                                                                     --------------    ------------    ------------   ------------

BALANCE, October 31, 2003                                                80,151,478    $    801,515    $ 66,282,397   $(65,095,706)
                                                                     ==============    ============    ============   ============

The accompanying notes are an integral part of this statement.

COPYTELE, INC.

STATEMENTS OF CASH FLOWS

                                                                                          For the Years Ended October 31,
                                                                                -------------------------------------------------
                                                                                    2003               2002             2001
                                                                                -------------      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants                             $  (1,234,490)     $  (4,136,913)   $  (3,695,031)
   Cash received from customers                                                       271,321            681,936          444,907
   Cash received from collaborative agreement                                               -          3,000,000        2,500,000
   Interest received                                                                    4,668             23,506           32,279
                                                                                -------------      -------------    -------------
         Net cash used in operating activities                                       (958,501)          (431,471)        (717,845)
                                                                                -------------      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment                                      (980)           (38,567)         (15,972)
   Proceeds from maturities of investments                                                  -                  -           96,873
                                                                                -------------      -------------    -------------
         Net cash provided by (used in) investing activities                             (980)           (38,567)          80,901
                                                                                -------------      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, net of registration disbursements       1,128,190              8,000          819,759
                                                                                -------------      -------------    -------------
         Net cash provided by financing activities                                  1,128,190              8,000          819,759
                                                                                -------------      -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  168,709           (462,038)         182,815

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      854,822          1,316,860        1,134,045
                                                                                -------------      -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   1,023,531      $     854,822    $   1,316,860
                                                                                =============      =============    =============
RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
   Net loss                                                                     $  (3,114,411)     $  (3,285,240)   $  (3,571,957)
   Impairment loss on commercial trade barter credits                                       -          2,820,800                -
   Stock option compensation to consultants                                             4,800                  -          229,620
   Stock awards granted to employees and consultants pursuant to stock
     incentive plans                                                                1,652,137          1,428,204        1,036,505
   Common stock issued to consultants for services rendered                                 -                  -           95,000
   Provision for doubtful accounts                                                    205,011            155,505          272,500
   Provision for slow-moving inventory                                                      -            100,000                -
   Depreciation and amortization                                                       33,083             86,471          166,503
   Change in operating assets and liabilities:
       Accounts receivable and other receivables                                       27,097            (19,846)        (214,040)
       Inventories                                                                    251,324            193,151          179,935
       Prepaid expenses and other current assets                                       54,547             34,383          (76,469)
       Other assets                                                                      (355)            36,959          105,583
       Accounts payable and accrued liabilities                                       (71,734)          (440,191)        (482,692)
       Deferred revenue                                                                     -         (1,541,667)       1,541,667
                                                                                -------------      -------------    -------------
         Net cash used in operating activities                                  $    (958,501)     $    (431,471)   $    (717,845)
                                                                                =============      =============    =============

The accompanying notes are an integral part of these statements.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


1.   NATURE AND DEVELOPMENT OF BUSINESS AND FUNDING
     ----------------------------------------------

Organization
------------

CopyTele, Inc. was incorporated on November 5, 1982. Our principal operations include the development, production and marketing of thin, high-brightness, flat panel video displays and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

Products and Key Relationships
------------------------------

Our line of hardware-based encryption products are multi-functional, digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new Advanced Encryption Standard ("AES") algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed a software security product for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, using either the Triple DES or the AES algorithm. We have also developed security software to encrypt voice and data in cellular and satellite phones, scanners, and printers. We are continuing our research and development activities for additional encryption products. We sell our encryption products through a distributor/dealer network and to end-users. Recently we also began working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements.

We are also continuing our research and development activities with respect to flat panel display technologies, including our thin flat high brightness video displays. We have developed, in conjunction with Volga Svet Ltd. ("Volga"), high brightness monochrome video displays with a 3.5 inch (diagonal), a 3.7-inch (diagonal) and a 5-inch (diagonal) and we believe that smaller and larger displays can be made with our technology. We have been demonstrating our displays to a number of companies involving applications where we believe our displays have performance advantages over LCDs. These applications include use in outdoor products which operate over wide air temperature ranges, require wide viewing angles, and must operate under high and low light ambient conditions. We have received an initial order for a seed quantity of our display modules to replace LCDs in an existing product which displays operating instructions and operates in an outdoor environment. Based on this requirement and the interest of several potential purchasers, together with Volga, we have started to produce monochrome versions of our high brightness displays using Volga's current production facilities. We have recently received from the U.S. patent office patents for three variations of our video display technology and a notice of allowance of the claims contained in our patent application for one other variation of our video display technology.

Funding and Management's Plans
------------------------------

From our inception through June 2001, we had met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. Commencing in the fourth quarter of

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

fiscal 1999, we began to generate cash flows from sales of our encryption products, and, from June 2001 to January 2002, we received development payments from Futaba Corporation ("Futaba") of Japan.

During fiscal 2003, our operating activities used approximately $959,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,234,000, which was offset by cash of approximately $271,000 received from collections of accounts receivable and other receivables related to sales of encryption products and approximately $5,000 of interest income received. In addition, during fiscal 2003 we received approximately $1,128,000 in cash upon the exercise of stock options and purchased approximately $1,000 of equipment. As a result, our cash and cash equivalents at October 31, 2003 increased to approximately $1,024,000 from approximately $855,000 at the end of fiscal 2002.

Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2005. However, our projections of future cash needs and cash flows may differ from actual results. We are seeking to improve our liquidity through increased sales or license of products and technology and may also seek to improve our liquidity through sales of debt or equity securities. We currently have no arrangements with respect to additional financing. Despite the foregoing, there can be no assurance that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity, that we will generate sufficient revenues to sustain future operations and/or profitability, that we will be able to expand our current distributor/dealer network, that production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, at terms that we would deem favorable.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the financial statements, we have incurred a net loss of approximately $3,114,000 during the year ended October 31, 2003, and, as of that date, we have an accumulated deficit of approximately $65,096,000. These and the other factors described herein raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are set forth above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

Revenue Recognition
-------------------

     Sales
     -----

     Revenues from sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services have been rendered;
     (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


     Collaborative Agreement
     -----------------------

     A $2.5 million payment received from Futaba in June 2001, pursuant to an agreement with Futaba described in Note 3, has been recognized ratably over the period between June 2001 and June 2002, the contractually defined one-year period of our commitment under this agreement. A subsequent $3 million payment received from Futaba under this agreement in January 2002 has been recognized ratably over the remainder of the one-year period.

     Sales Returns

     Revenues are recorded net of estimated sales returns.

     Deferred Revenue

     Payments received from Futaba under our agreement with Futaba, which are in excess of the amounts recognized as revenue, are recorded as deferred revenue. As of July 31, 2002, all payments received from Futaba have been recognized as revenue.

Warranty Policy
---------------

We warrant that our products are free from defects in material and workmanship for a period of one year from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect. Management has recorded a nominal amount of warranty liability as of October 31, 2003 and October 31, 2002, based upon historical experience and management's best estimate of future warranty claims.

Statements of Cash Flows
------------------------

Cash and cash equivalents consist of highly liquid instruments that are readily convertible into cash and have original maturities of three months or less. During the years ended October 31, 2003, 2002 and 2001, the Company did not pay any interest or income taxes.

Accounts Receivable
-------------------

Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Accounts receivable are written off when they became uncollectible.

Changes in our allowance for doubtful accounts are as follows:

                                                       Year Ended October 31,
                                                   -----------------------------
                                                       2003              2002
                                                   --------------    -----------
Beginning balance                                  $   325,505       $  240,000
   Provision for doubtful accounts receivable           23,056          155,505
   Accounts written off                               (189,331)         (70,000)
                                                      --------          -------
Ending balance                                     $   159,230        $ 325,505
                                                   ===========        =========

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

Inventories
-----------

Inventories are stated at the lower of cost, including material, labor and overhead, determined on a first-in, first-out basis, or market, which represents our best estimate of market value. We regularly review inventory quantities on hand, particularly finished goods, and record a provision for excess and obsolete inventory based primarily on forecasts of future product demand. Our net income (loss) is directly affected by management's estimate of the realizability of inventories. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

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

Research and Development Expenses
---------------------------------

Research and development expenses are expensed in the year incurred.

Income Taxes
------------

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

Stock-Based Compensation
------------------------

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 on February 1, 2003 had no effect on our financial position or results of operations.

SFAS No. 123 "Accounting for Stock Based Compensation" encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We account for stock options granted to employees using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, we have not recognized any compensation cost, as all option grants to employees have been made at the fair market value of our stock on the date of grant.

Had compensation cost for stock options granted to employees been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share would have increased to the following pro forma amounts:

                                                                     For the Year Ended October 31,
                                                             ---------------------------------------------
                                                                 2003             2002            2001
                                                             ------------     ------------    ------------

   Net loss as reported                                      $ (3,114,411)    $ (3,285,240)   $ (3,571,957)
   Add: Total stock-based employee compensation
        expense, determined under fair value based
        method, for all awards, net of related tax effect        (889,145)        (282,908)     (1,331,782)
                                                             ------------     ------------    ------------
   Net loss as adjusted                                      $ (4,003,556)    $ (3,568,148)   $ (4,903,739)
                                                             ============     ============    ============
   Net loss per share, basic and diluted:
        As reported                                          $      (0.04)    $      (0.05)   $      (0.06)
                                                             ============     ============    ============
        As adjusted                                          $      (0.05)    $      (0.05)   $      (0.08)
                                                             ============     ============    ============


The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants for the years ended October 31, 2003, 2002 and 2001, respectively: risk free interest rates of 1.39%, 3.26% and 4.05%; expected dividend yields of 0% for all periods; expected lives of 1.49 years, 2.50 years and 2.50 years; and expected stock price volatility of 139%, 93% and 62%. The weighted average fair value of options granted under SFAS No. 123 for the fiscal years ended October 31, 2003, 2002 and 2001 was $0.13, $0.34 and $0.55,
respectively.

We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123. Compensation expense for consultants, recognized in the fiscal years ended October 31, 2003, 2002 and 2001, was $4,800, $0 and $229,620, respectively. Such compensation expense was recognized in accordance with Emerging Issues Task Force Issue No. 00-08, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" and No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

is included in either research and development expenses or selling, general and administrative expenses, as applicable, in the accompanying statements of operations.

Net Income (Loss) Per Share of Common Stock
-------------------------------------------

We comply with the provisions of SFAS No. 128, "Earnings Per Share". In accordance with SFAS 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the impact of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the fiscal years ended October 31, 2003, 2002 and 2001, were options to purchase 15,522,246 shares, 14,705,746 shares and 14,935,746 shares, respectively, and warrants to purchase 715,500 shares in 2001.

Fair Value of Financial Instruments
-----------------------------------

We comply with the provisions of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosures about the fair value of financial instruments. In the opinion of management, the carrying value of all financial instruments, consisting primarily of cash and cash equivalents, accounts and other receivables and accounts payable, reflected in the accompanying balance sheet, approximates fair value as of October 31, 2003 and 2002, due to their short term nature.

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

3.   COLLABORATIVE AGREEMENT
     -----------------------

From June 2001 until June 2002, pursuant to an agreement with Futaba, we worked with Futaba to jointly develop and commercialize a full-color video display utilizing our display technology. We received payments from Futaba aggregating $5,500,000 during the term of this agreement. We have no further performance obligations with respect to this agreement.

In 1997, we entered into an agreement with Volga for certain development efforts in connection with our display technology. Under amendments to this agreement, we paid Volga an aggregate of $1,110,000 and $360,000 during fiscal 2002 and 2001, respectively, for development efforts during the term of our agreement with Futaba.

4.   BARTER TRANSACTION AND ASSOCIATED IMPAIRMENT
     --------------------------------------------

In August 2000, we entered into a nonmonetary barter transaction in which we sold $3,000,000 of certain inventory in exchange for an equal value of commercial trade credits. In accordance with

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

APB No. 29, "Accounting for Non-Monetary Transactions," we recognized no gain or loss on the transaction as it was management's opinion that this exchange was effected at fair market value. These trade credits may be redeemed to reduce the cost of advertising as well as other products and services. As is typical of such arrangements, to utilize barter credits we must pay a certain percentage of the advertising or other expense in cash. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we continually evaluated the carrying amount of this asset.

Unused barter credits at May 1, 2002 aggregated approximately $2,821,000. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay between 65-70% of the transaction value in cash. Because our anticipated cash flow was negatively affected by the termination of the agreement with Futaba, our ability to make such payments and thereby utilize the barter credits was uncertain. Therefore, during the three months ended July 31, 2002, we wrote off all unused barter credits, thereby recognizing an impairment loss in the amount of approximately $2,821,000. This impairment loss relates to our Encryption Products Segment.

5.   CONCENTRATION OF CREDIT RISK
     ----------------------------

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Two customers, in the Encryption Products and Services Segment, represented 25% and 13%, respectively, of total net revenues in fiscal 2003. Futaba, in the Flat Panel Display Segment, represented 88% and 57% of total net revenues in fiscal 2002 and 2001, respectively. One customer, in the Encryption Products and Services Segment, represented 90% of gross accounts receivable and other receivables as of October 31, 2003. Two customers, in the Encryption Products and Services Segment, represented 66% and 14%, respectively, of gross accounts receivable and other receivables as of October 31, 2002.

6.   OTHER RECEIVABLES
     -----------------

In May and June 2002, we received restricted common stock from a customer in connection with an outstanding accounts receivable of approximately $323,000 and anticipated settling this accounts receivable through the ultimate sale of the restricted common stock. This customer has agreed with us to cure any deficiency between the proceeds from the sale of the restricted common stock and the balance of the outstanding accounts receivable. In addition, the customer's principal shareholder has personally agreed to cure any deficiency in the event that the customer defaults on its agreement to cure such deficiency, up to $292,000. During fiscal 2003 we received aggregate proceeds of approximately $14,000 from the sale of a portion of the restricted common stock. We have made a provision, during fiscal 2003, of approximately $182,000 to reflect management's estimate of the net realizable value of this receivable.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


7.   INVENTORIES
     -----------

Inventories consist of the following as of:
                                                         October 31,
                                              ---------------------------------
                                                    2003             2002
                                              ----------------  ---------------

     Component parts                          $        341,344  $       385,538
     Work-in-process                                    48,324           44,105
     Finished products                                 655,207          866,556
                                              ----------------  ---------------
                                              $      1,044,875  $     1,296,199
                                              ================  ===============


8.   ACCRUED LIABILITIES
     -------------------
Accrued liabilities consist of the following as of:
                                                         October 31,
                                              -------------------------------
                                                    2003             2002
                                              -------------     -------------

     Accrued professional fees                $       7,000     $       7,992
     Accrued payroll and related expenses             5,607             7,014
     Accrued other                                   12,813            19,844
                                              -------------     -------------
                                              $      25,420     $      34,850
                                              =============     =============

9.   SHAREHOLDERS' EQUITY
     --------------------

Common Stock Issuances
----------------------

During fiscal years ended October 31, 2003, 2002 and 2001, we issued
4,483,111 shares, 3,311,405 shares and 1,707,725 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the Copytele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). In addition during fiscal 2003, 2002 and 2001, we issued 1,364,712 shares, 404,650 shares and 271,815 shares, respectively, of common stock to consultants for services rendered of which 1,364,712 shares, 404,650 shares, 68,720 shares, respectively, were pursuant to the 2003 Share Plan and the 2000 Share Plan. The weighted-average fair market value of the common stock issued was $0.28, $0.38 and $0.57 during fiscal 2003, 2002 and 2001, respectively.

Preferred Stock
---------------

On May 29, 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors. As of October 31, 2003 and 2002, there is no preferred stock issued and outstanding.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Option Plans
------------------

As of October 31, 2003, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the 2000 Share Plan, and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000, and April 21, 2003, respectively. Stock options outstanding as of October 31, 2002 of 309,000 shares under our 1987 Stock Option Plan expired during fiscal 2003 and no shares are available for future grants under this plan.

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

Information regarding the 1993 Plan for the three years ended October 31, 2003 is as follows:

                                                                                          Current Weighted
                                                                                          Average Exercise
                                                                           Shares         Price Per Share
                                                                         ----------       ----------------
Shares Under Option at October 31, 2000                                  11,764,060               $4.23
  Canceled                                                                 (887,280)              $3.90
                                                                         ----------
Shares Under Option at October 31, 2001                                  10,876,780               $4.23
  Canceled                                                                  (80,000)              $3.94
                                                                         ----------
Shares Under Option at October 31, 2002                                  10,796,780               $4.26
  Canceled                                                               (1,973,000)              $6.37
                                                                         ----------
Shares Under Option and Exercisable at October 31, 2003                   8,823,780               $3.79
                                                                         ==========


The following table summarizes information about stock options outstanding under the 1993 Plan as of October 31, 2003:

                                      Options Outstanding                             Options Exercisable
                      ----------------------------------------------------       -------------------------------
                                           Weighted
                         Number             Average            Weighted            Number            Weighted
     Range of         Outstanding          Remaining            Average          Exercisable          Average
 Exercise Prices      at 10/31/03      Contractual Life     Exercise Price       at 10/31/03      Exercise Price
----------------      -----------      ----------------     --------------       -----------      --------------

$0.84 to $1.96          1,225,700             4.04              $1.25             1,225,700           $1.25
$2.28 to $3.16          1,012,500             4.24              $2.36             1,012,500           $2.36
$3.31 to $4.81          5,740,580             2.79              $4.25             5,740,580           $4.25
$5.75 to $6.38            845,000             1.50              $6.04               845,000           $6.04


COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

The exercise price with respect to all of the options granted under the 1993 Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date.

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

Information regarding the 2000 Share Plan for the three years ended October 31, 2003 is as follows:

                                                               Current Weighted
                                                               Average Exercise
                                                   Shares       Price Per Share
                                                 ----------    ----------------

Shares Under Option at October 31, 2000           1,144,000            $1.10
  Granted                                         4,180,000            $0.55
  Canceled                                         (257,000)           $0.75
  Exercised                                      (1,457,034)           $0.57
                                                 ----------
Shares Under Option at October 31, 2001           3,609,966            $0.70
  Granted                                            60,000            $0.34
  Canceled                                          (50,000)           $0.75
  Exercised                                         (20,000)           $0.40
                                                 ----------
Shares Under Option at October 31, 2002           3,599,966            $0.70
  Granted                                           910,000            $0.23
  Canceled                                         (235,000)           $0.63
  Exercised                                        (995,500)           $0.25
                                                 ----------
Shares Under Option at October 31, 2003           3,279,466            $0.71
                                                 ----------
Options Exercisable at October 31, 2003           3,259,466            $0.71
                                                 ==========

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding under the 2000 Share Plan as of October 31, 2003:

                                      Options Outstanding                             Options Exercisable
                    ---------------------------------------------------------   --------------------------------
                                           Weighted
                         Number             Average            Weighted            Number            Weighted
     Range of         Outstanding          Remaining            Average          Exercisable          Average
 Exercise Prices      at 10/31/03      Contractual Life     Exercise Price       at 10/31/03      Exercise Price
----------------------------------------------------------------------------------------------------------------

  $0.15 - $0.40         1,275,000             8.07               $0.39            1,255,000            $0.39
  $0.44 - $0.94           937,466             6.88               $0.70              937,466            $0.70
  $1.00 - $1.38         1,067,000             6.72               $1.09            1,067,000            $1.09


The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2003, 2,548 shares were available for future grants under the 2000 Share Plan.

The 2003 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company. The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 15,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase 60,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.

The 2003 Share Plan is administered by the Stock Option Committee, which determines the option price, term and provisions of each option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares and incentive stock options will not be exercisable for more than 10 years.

Information regarding the 2003 Share Plan for the year ended October 31, 2003 is as follows:

                                                                             Current Weighted
                                                                             Average Exercise
                                                              Shares          Price Per Share
                                                             ---------        ---------------

Shares Under Option at October 31, 2002                              -               $   -
  Granted                                                    6,470,000               $0.29
  Exercised                                                 (3,051,000)              $0.29
                                                             ---------
Shares Under Option and Exercisable at October 31, 2003      3,419,000               $0.30
                                                             =========

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of October 31, 2003:

                                      Options Outstanding                             Options Exercisable
                    --------------------------------------------------------   ---------------------------------
                                           Weighted
                         Number             Average            Weighted            Number            Weighted
     Range of         Outstanding          Remaining            Average          Exercisable          Average
 Exercise Prices      at 10/31/03      Contractual Life     Exercise Price       at 10/31/03      Exercise Price
----------------------------------------------------------------------------------------------------------------

      $0.25             2,819,000             9.51               $0.25             2,819,000            $0.25
  $0.51 - $0.57           600,000             9.98               $0.52               600,000            $0.52


The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2003, 6,435,129 shares were available for future grants under the 2003 Share Plan.

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Leases
------

We lease space at our principal location for office and laboratory research facilities. The current lease is for approximately 12,000 square feet and expires on November 30, 2008. The lease contains base rentals of approximately $248,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. We have the right to cancel a portion or the entire lease as of May 31, 2006. This lease does not contain provisions for its renewal.

Rent expense for the years ended October 31, 2003, 2002 and 2001, was approximately $235,000, $250,000 and $284,000, respectively.

As of October 31, 2003, our noncancelable operating lease commitments are as follows:

         2004                        $    247,000
         2005                             254,000
         2006                             152,000
                                     ------------
                                     $    653,000
                                     ============

11.  EMPLOYEE PENSION PLAN
     ---------------------

We adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of our present employees. Contributions, which are made to a trust and have been funded on a current basis, are based upon specified percentages of compensation, as defined in the plan. During fiscal 2001, we amended the plan to suspend benefit accruals as of November 1, 2000. Accordingly, we did not incur any pension expense for the fiscal years ended October 31, 2003, 2002 and 2001.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

12.  INCOME TAXES
     ------------

Income tax provision (benefit) consists of the following:

                                                                         Year Ended October 31,
                                                          -----------------------------------------------------
                                                                 2003              2002             2001
                                                          ----------------    ----------------   --------------
Federal:
   Current                                                $              -    $             -    $            -
   Deferred                                                     (1,499,000)            (19,000)      (1,118,000)

State:
   Current                                                               -                   -                -
   Deferred                                                       (220,000)             (3,000)          79,000
   Adjustment to valuation allowance related to net
     deferred tax assets                                         1,719,000              22,000        1,039,000
                                                          ----------------    ----------------   --------------
                                                          $              -    $              -   $            -
                                                          ================    ================   ==============


The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2003 and 2002, are as follows:

                                                                     2003                2002
                                                               ---------------      ---------------
Long-term deferred tax assets:
   Other assets                                                $     1,128,000      $     1,100,000
   Federal and state NOL and tax credit carryforwards               34,147,000           32,424,000
   Other                                                                42,000               74,000
                                                               ---------------      ---------------
      Subtotal                                                      35,317,000           33,598,000

Less: valuation allowance                                          (35,317,000)         (33,598,000)
                                                               ---------------      ---------------
    Deferred tax asset, net                                    $             -      $             -
                                                               ===============      ===============

As of October 31, 2003, we had tax net operating loss and tax credit carryforwards of approximately $80,593,000 and $1,774,000, respectively, available, within statutory limits (expiring at various dates between 2004 and 2023), to offset any future regular Federal corporate taxable income and taxes payable. If the tax benefits relating to deductions of option holders' income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

We had tax net operating loss and tax credit carryforwards of approximately $80,697,000 and $129,000, respectively, as of October 31, 2003, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 2004 and 2023 and the tax credit carryforwards expire between 2004 and 2023.

During the three years ended October 31, 2003, we incurred no Federal and no State income taxes.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

13.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     --------------------------------------------

While there is no formal agreement, our Chairman of the Board and Chief Executive Officer and our President waived any and all rights to receive salary and related pension benefits for an undetermined period of time beginning November 1985. Since 1987 through July, 31 2003, three other senior level personnel have also waived salary and related pension benefits. We do not anticipate the retroactive reinstatement of any of the salary or related pension benefit waivers indicated above. The aggregate annual expenses for these five individuals at the time of their respective initial waivers were approximately $475,000. We compensate these individuals in the form of stock options. Commencing in August 2003, the three senior level personnel began receiving compensation in the form of salary, which approximated $57,000 for the year ended October 31, 2003.


14.  SEGMENT INFORMATION
     -------------------

We follow the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on management`s approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. Prior to commencement of our agreement with Futaba in June 2001, we operated in one segment. The following represents selected financial information for our segments for the years ended October 31, 2003, 2002 and 2001:

                                                                 Encryption Products and
            Segment Data                  Flat-Panel Display             Services                Total
----------------------------              ------------------     -----------------------     --------------
Year Ended October 31, 2003:
Revenues                                   $              -      $            224,221        $      224,221
Net loss                                         (1,812,624)               (1,301,787)           (3,114,411)
Depreciation                                         18,534                    14,549                33,083
Interest income                                       2,615                     2,053                 4,668
Stock awards granted to
    employees and consultants
    pursuant to stock incentive
    plans                                           906,549                   745,588             1,652,137
Total assets                                        625,774                 1,704,717             2,330,491
Additions to long-lived assets                          980                         -                   980


COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

                                                                 Encryption Products and
            Segment Data                  Flat-Panel Display             Services                Total
----------------------------              ------------------     -----------------------     --------------
Year Ended October 31, 2002:
Revenues                                  $       4,541,667      $            645,027        $    5,186,694
Net income (loss)                                 1,800,365                (5,085,605)           (3,285,240)
Depreciation                                         29,676                    56,795                86,471
Interest income                                       8,067                    15,439                23,506
Impairment loss on
    commercial trade barter
    credits                                               -                 2,820,800             2,820,800
Stock awards granted to
    employees and consultants
    pursuant to stock incentive
    plans                                           451,997                   976,207             1,428,204
Total assets                                        355,061                 2,376,448             2,731,509
Additions to long-lived assets                       13,236                    25,331                38,567

Year Ended October 31, 2001:
Revenues                                  $         958,333      $            732,435        $    1,690,768
Net income (loss)                                    23,899                (3,595,856)           (3,571,957)
Depreciation                                         13,331                   153,172               166,503
Interest income                                       3,963                    28,316                32,279
Stock awards granted to
    employees and consultants
    pursuant to stock incentive
    plans                                           128,828                   907,676             1,036,505
Total assets                                        538,445                 6,023,958             6,562,403
Additions to long-lived assets                        1,917                    14,055                15,972



Geographic Information
----------------------

We generate revenue both domestically (United States) and internationally. International revenues are based on the country in which our customer (distributor) is located. For the years ended October 31, 2003, 2002 and 2001, and as of each respective year-end, sales and accounts receivable by geographic area are as follows:


             Geographic Data                     2003              2002               2001
----------------------------------------   --------------     --------------     ---------------
Revenue:
     United States                         $      199,810     $      622,144     $       581,885
     Japan                                              -          4,541,667             958,333
     Other international                           44,401             22,883             150,550
                                           --------------     --------------     ---------------
                                           $      244,211     $    5,186,694     $     1,690,768
                                           ==============     ==============     ===============
Accounts receivable:
     United States                         $       37,600     $       68,177     $       468,716
     International                                  3,900              9,603              67,675
                                           --------------     --------------     ---------------
                                           $       41,500     $       77,780     $       536,391
                                           ==============     ==============     ===============

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

15.  QUARTERLY RESULTS AND SEASONALITY (UNAUDITED)
     ---------------------------------------------

The following table sets forth unaudited financial data for each of our last eight fiscal quarters:

                                                    First          Second           Third           Fourth
                                                    -----          ------           -----           ------
                                                   Quarter         Quarter         Quarter          Quarter
                                                   -------         -------         -------          -------
Year Ended October 31, 2003:
  Income Statement Data:
    Revenue                                        $    91,339    $    21,743    $    83,240    $    47,899

    Gross profit                                        29,314          6,083         52,743        (19,863)

    Net loss                                          (804,596)      (970,024)      (650,765)      (689,026)

    Net loss per share of common stock-
            basic and diluted                      $     (0.01)    $ ( 0.01 )    $     (0.01)   $     (0.01)


Year Ended October 31, 2002:
  Income Statement Data:
   Revenue                                         $ 1,277,189    $ 2,616,975    $ 1,253,859    $    38,671
   Gross profit                                        850,913      1,789,144        745,983        (70,404)
   Net income (loss)                                    60,307        897,527     (3,029,184)    (1,213,890)
   Net income (loss) per share of common stock -
            basic and diluted                      $      0.00    $      0.01    $     (0.04)   $     (0.02)

                                      F-22

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



ARTHUR ANDERSEN LLP


Melville, New York
January 24, 2002





COPYTELE, INC.
SCHEDULE II

                                                                               S-2


VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001




----------------------------------------- -------------------- --------------------- ------------------- -------------------------
                           Column A             Column B             Column C              Column D              Column E
----------------------------------------- -------------------- --------------------- ------------------- -------------------------
                                                                     Additions
                                               Balance at        Charged to costs                               Balance at
                         Description      beginning of period      and expenses           Deductions          end of period
----------------------------------------- -------------------- --------------------- ------------------- -------------------------
----------------------------------------- -------------------- --------------------- ------------------- -------------------------
                             2003

Allowance for doubtful accounts             $      325,505       $       23,056        $      189,331         $     159,230

Reserve against Other receivables           $            -       $      181,952        $            -         $     181,952
----------------------------------------- -------------------- --------------------- ------------------- -------------------------
----------------------------------------- -------------------- --------------------- ------------------- -------------------------
                             2002

Allowance for doubtful accounts             $      240,000       $      155,505        $       70,000         $     325,505
----------------------------------------- -------------------- --------------------- ------------------- -------------------------
----------------------------------------- -------------------- --------------------- ------------------- -------------------------
                             2001

Allowance for doubtful accounts             $       75,400       $      272,500        $      107,900         $     240,000
----------------------------------------- -------------------- --------------------- ------------------- -------------------------


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

          3.3 Amendment to By-laws. (Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 2003.)

          10.1 CopyTele, Inc. 1993 Stock Option Plan, adopted on April 28, 1993 and approved by shareholders on July 14, 1993. (Incorporated by reference to Proxy Statement dated June 10, 1993.)

          10.2 Amendment No. 1 to the CopyTele, Inc. 1993 Stock Option Plan, adopted on May 3, 1995 and approved by shareholders on July 19, 1995. (Incorporated by reference to Form S-8 (Registration No. 33-62381) dated September 6, 1995.)

          10.3 Amendment No. 2 to the CopyTele, Inc. 1993 Stock Option Plan, adopted on May 10, 1996 and approved by shareholders on July 24, 1996. (Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1996.)

          10.4 Agreement dated March 3, 1999 between Harris Corporation and CopyTele, Inc. (Incorporated by reference to Form 10-Q for the fiscal quarter ended January 31, 1999.)

          10.5 Stock Subscription Agreement dated April 27, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton. (Incorporated by reference to Form 10-Q for the fiscal quarter ended April 30, 1999.)

          10.6 Agreement dated July 28, 1999, among CopyTele, Inc., Harris Corporation and RF Communications. (Incorporated by reference to Form 8-K dated July 28, 1999.)

          10.7 Stock Subscription Agreement dated August 30, 1999, including form of Warrant, between CopyTele, Inc. and Lewis H. Titterton. (Incorporated by reference to Form 10-K for the fiscal year ended October 31, 1999.)

          10.8 CopyTele, Inc. 2000 Share Incentive Plan. (Incorporated by reference to Annex A of our Proxy Statement dated June 12, 2000.)

          10.9 Amendment No. 1 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 6, 2001 and approved by shareholders on August 16, 2001. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 2001.)

          10.10 Amendment No. 2 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 16, 2002 and approved by shareholders on September 12, 2002. (Incorporated by reference to Exhibit 4(e) to our Form S-8 (Registration No. 333-99717) dated September 18, 2002.)

          10.11 Amendment, dated May 10, 2001, to the Joint Cooperation Agreement between CopyTele, Inc. and Volga Svet Ltd. (Incorporated by reference to Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2001.)

          10.12 Letter Agreement between CopyTele, Inc. and Volga Svet Ltd., dated as of February 1, 2002. (Incorporated by reference to Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2001.)

          10.13 CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003.)

          23.1 Consent of Grant Thornton LLP. (Filed herewith.)

          23.2 Notice Regarding Consent of Arthur Andersen LLP. (Filed herewith.)

          31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 22, 2003. (Filed herewith.)

          31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 22, 2003. (Filed herewith.)

          32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 22, 2003. (Filed herewith.)

          31.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 22, 2003. (Filed herewith.)