Form 10-Q
period 2004-01-31
COPYTELE INC
filed 2004-02-27
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2004

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

                                  Yes X         No
                                    -----          ----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes         No  X
                                      ------       ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On February 23, 2004, the registrant had outstanding 81,518,873 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS
                                ------------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

          Condensed Balance Sheets as of January 31, 2004 (Unaudited) and
             October 31, 2003                                                                     3

         Condensed Statements of Operations (Unaudited) for the three months
            ended January 31, 2004 and 2003                                                      4

          Condensed Statements of Cash Flows (Unaudited) for the three months
            ended January 31, 2004 and 2003                                                      5

          Notes to Condensed Financial Statements (Unaudited)                               6 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                        11 - 21
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                            21

Item 4.  Controls and Procedures.                                                               21


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                                                      22

          SIGNATURES                                                                             23



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------



                                 COPYTELE, INC.
                            CONDENSED BALANCE SHEETS

                                                                        (Unaudited)
                                                                       --------------
                                                                        January 31,      October 31,
                         ASSETS                                             2004             2003
                ------------------------                               -------------     -----------

CURRENT ASSETS:
   Cash and cash equivalents                                                $868,175       $1,023,531
   Accounts receivable, net of allowance for doubtful accounts of
      $149,455 and $159,230, respectively                                     12,850           41,500
   Other receivables                                                         127,124          127,124
   Inventories                                                             1,036,276        1,044,875
   Prepaid expenses and other current assets                                  44,920           47,972
                                                                       --------------   --------------
                        Total current assets                               2,089,345        2,285,002

PROPERTY AND EQUIPMENT, net                                                   35,821           39,480

OTHER ASSETS                                                                   5,509            6,009
                                                                       --------------   --------------
                                                                          $2,130,675       $2,330,491
                                                                       ==============   ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                         $334,444         $316,865
   Accrued liabilities                                                        48,896           25,420
                                                                       --------------   --------------
                       Total current liabilities                             383,340          342,285

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares
    authorized; no shares issued or outstanding                                    -                -
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 81,332,938 and 80,151,478 shares issued
      and outstanding, respectively                                          813,329          801,515
   Additional paid-in capital                                             66,839,066       66,282,397
   Accumulated deficit                                                   (65,905,060)     (65,095,706)
                                                                       --------------   --------------
                                                                           1,747,335        1,988,206
                                                                       --------------   --------------
                                                                          $2,130,675       $2,330,491
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

                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ---------------------------------------------



                                                                         For the Three Months Ended
                                                                                 January 31,
                                                                       -------------------------------
                                                                                2004             2003
                                                                       --------------   --------------


REVENUE                                                                      $39,000          $91,339

COST OF REVENUE                                                               14,599           62,025
                                                                       --------------   --------------

         Gross profit                                                         24,401           29,314
                                                                       --------------   --------------

OPERATING EXPENSES
         Research and development expenses                                   484,543          491,627
         Selling, general and administrative expenses                        350,161          343,952
                                                                       --------------   --------------
                  Total operating expenses                                   834,704          835,579
                                                                       --------------   --------------

LOSS FROM OPERATIONS                                                       (810,303 )        (806,265)

INTEREST INCOME                                                                  949            1,669
                                                                       --------------   --------------

NET LOSS                                                                   $(809,354)       $(804,596)
                                                                       ==============   ==============



PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                                    $(0.01)          $(0.01)
                                                                       ==============   ==============

Shares used in computing net loss per share:
         Basic and Diluted                                                80,615,351       71,048,761
                                                                       ==============   ==============




The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ---------------------------------------------

                                                                         For the Three Months Ended
                                                                                 January 31,
                                                                       -------------------------------
                                                                                2004             2003
                                                                       --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                       $(332,301)       $(309,797)
   Cash received from customers                                               67,650           22,049
   Interest received                                                             949            1,669
                                                                       --------------   --------------
           Net cash used in operating activities                            (263,702)        (286,079)
                                                                       --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment                           (2,499)               -
                                                                       --------------   --------------
           Net cash used in investing activities                              (2,499)               -
                                                                       --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, net of registration costs        110,845           34,200
                                                                       --------------   --------------
           Net cash provided by financing activities                         110,845           34,200
                                                                       --------------   --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (155,356)        (251,879)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,023,531          854,822
                                                                       --------------   --------------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                 $868,175         $602,943
                                                                       ==============   ==============

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Net loss                                                                $(809,354)       $(804,596)
   Stock awards granted to employees and consultants pursuant to stock
      incentive plans                                                        457,638          421,546
   Provision for bad debts                                                         -            7,028
   Depreciation and amortization                                               6,158           10,121
   Change in operating assets and liabilities:
      Accounts receivable and other receivables                               28,650          (69,290)
      Inventories                                                              8,599          126,443
      Prepaid expenses and other current assets                                3,052          (25,089)
      Other assets                                                               500              145
      Accounts payable and  accrued liabilities                               41,055           47,613
                                                                       --------------   --------------
           Net cash used in operating activities                           $(263,702)       $(286,079)
                                                                       ==============   ==============



The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       NATURE AND DEVELOPMENT OF BUSINESS AND FUNDING

Organization and Basis of Presentation

         CopyTele, Inc. was incorporated on November 5, 1982. Our principal operations include the development, production and marketing of thin, high brightness, flat panel video displays and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

         The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the three-month periods ended January 31, 2004 and 2003. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

         The results of operations for interim periods may not necessarily reflect the results of operations for a full year. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, for more extensive disclosures than contained in these condensed financial statements.

Products and Key Relationships

         Our line of hardware-based encryption products are multi-functional, digital encryption systems that provide high-grade encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or the new Advanced Encryption Standard ("AES") algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed a software security product for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, using either the Triple DES or the AES algorithm. We have also developed security software to encrypt voice and data in cellular and satellite phones, scanners, and printers. We are continuing our research and development activities for additional encryption products. We sell our encryption products through a distributor/dealer network and to end-users. We have provided several large organizations our hardware and software encryption solutions and they are evaluating our solutions in connection with their security requirements.

         We are also continuing our research and development activities with respect to flat panel display technologies, including our thin flat high brightness video displays. We have developed, in conjunction with Volga Svet Ltd. ("Volga"), several engineering models of high-brightness, monochrome video displays, including a 3.7-inch (diagonal) display having 160 x 80 pixels, a 5-inch (diagonal) display having 320 x 240 pixels, and a 3.5-inch (diagonal) display having 320 x 160 pixels, and we believe that smaller and larger displays can be made with our technology. We have been demonstrating our displays to a number of companies involving applications where we believe our displays have performance advantages over LCDs. These applications include use in outdoor products which operate over wide air temperature ranges, require wide viewing angles, and must operate under high and low light ambient conditions. We have received an initial order for a seed quantity of our display modules to replace LCDs in an existing product which displays operating instructions and operates in an outdoor environment. Based on this requirement and the interest of several potential purchasers, together with Volga, we have started to produce monochrome versions of our high brightness displays using Volga's current production facilities. We have recently received from the U.S. patent office patents for four variations of our video display technology and a notice of allowance of the claims contained in our patent application for one other variation of our video display technology.

Funding and Management's Plans

         From our inception through June 2001, we had met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. Commencing in the fourth quarter of fiscal 1999, we began to generate cash flows from sales of our products, and, from June 2001 to January 2002, we received development payments from Futaba Corporation of Japan.

         During the three months ended January 31, 2004, our operating activities used approximately $264,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $332,000, which was offset by cash of approximately $67,000 received from collections of accounts receivable related to sales of encryption products and services and approximately $1,000 of interest income received. In addition, we received approximately $111,000 in cash upon the exercise of stock options and purchased approximately $2,000 of equipment. As a result, our cash and cash equivalents at January 31, 2004 decreased to approximately $868,000 from approximately $1,024,000 at the end of fiscal 2003.

         The auditor's report on our financial statements as of October 31, 2003 states that the net loss incurred during the year ended October 31, 2003, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2003, raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2002 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

2.       Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of SFAS No. 148 disclosure requirements, effective February 1, 2003, had no effect on our financial position or results of operations. SFAS No. 123 "Accounting for Stock Based Compensation" encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We account for stock options granted to employees using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, we have not recognized any compensation cost, as all option grants to employees have been made at the fair market value of our stock on the date of grant.

         Had compensation cost for stock options granted to employees been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share would have increased to the following adjusted amounts:

                                                   For the Three Months Ended
                                                           January 31,
                                                  -----------------------------
                                                            2004          2003
                                                  -----------------------------
   Net loss as reported                                $(809,354)    $(804,596)
   Add: Total stock-based employee compensation
             expense, determined under fair value
              based method, for all awards, net of
              related tax effect                        (184,123)       (2,874)
                                                  -----------------------------
   Net loss as adjusted                                $(993,477)    $(807,470)
                                                  =============================

   Net loss per share, basic and diluted:
           As reported                                    $(0.01)       $(0.01)
                                                  =============================
           As adjusted                                    $(0.01)       $(0.01)
                                                  =============================

     During the three-month periods ended January 31, 2004 and 2003, we granted to employees options to purchase 610,000 shares and 190,000 shares, respectively, pursuant to the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the Copytele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). In addition, during the period from February 1, 2004 through February 23, 2004, we granted options to purchase 500,000 shares and 150,000 shares to our Chairman of the Board and Chief Executive Officer and our President, respectively, pursuant to the 2003 Plan. During the three-month periods ended January 31, 2004 and 2003, stock options to purchase 219,500 shares and 190,000 shares, respectively, were exercised, with aggregate proceeds of approximately $111,000 and $34,000, respectively. As of January 31, 2004, 2,548 shares and 4,863,169 shares, respectively, were available for future grants under the 2000 Share Plan and the 2003 Share Plan.

         During the three-month periods ended January 31, 2004 and 2003, we issued 694,630 shares and 1,439,585 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2000 Share Plan and the 2003 Share Plan. In addition during the three-month periods ended January 31, 2004 and 2003, we issued 267,330 shares and 547,130 shares, respectively, of common stock to consultants for services rendered pursuant to the 2000 Share Plan and the 2003 Share Plan. The weighted-average fair market value per share of the common stock issued was $0.48 and $0.21 during the three-month periods ended January 31, 2004 and 2003, respectively.

3.       OTHER RECEIVABLES

         In May and June 2002, we received restricted common stock from a customer in connection with an outstanding accounts receivable of approximately $323,000 and anticipated settling this accounts receivable through the ultimate sale of the restricted common stock. This customer has agreed with us to cure any deficiency between the proceeds from the sale of the restricted common stock and the balance of the outstanding accounts receivable. In addition, the customer's principal shareholder has personally agreed to cure any deficiency in the event that the customer defaults on its agreement to cure such deficiency, up to $292,000. As of January 31, 2004, we received aggregate proceeds of approximately $14,000 from the sale of a portion of the restricted common stock and we intend to sell the remaining portion of such stock during fiscal 2004. We have made a provision, during the three-month period ended April 30, 2003, of approximately $182,000 to reflect management's estimate of the net realizable value of this receivable.

4.       INVENTORIES


         Inventories consist of the following as of:
                                                                       January 31,        October 31,
                                                                          2004               2003
                                                                       ------------       -----------
             Component parts                                           $    341,344   $       341,344
             Work-in-process                                                 44,070            48,324
             Finished products                                              650,862           655,207
                                                                        -----------     -------------
                                                                        $ 1,036,276   $     1,044,875
                                                                        ===========     =============

5.       NET INCOME (LOSS) PER SHARE OF COMMON STOCK

         We comply with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for the three-month periods ended January 31, 2004 and 2003 is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three-month periods ended January 31, 2004 and 2003 were options to purchase 15,853,546 shares and 14,660,776 shares, respectively.

6.         SEGMENT INFORMATION

         We follow the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on management`s approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the three-month periods ended January 31, 2004 and 2003:



                                                         Encryption
          Segment Data                Flat-Panel         Products and           Total
                                        Display            Services
---------------------------------  -----------------  ------------------  -----------------

Three Months Ended January 31,
 2004:
   Revenue                                       $-             $39,000            $39,000
   Net loss                                (438,068)           (371,286)          (809,354)

Three Months Ended January 31,
 2003:
   Revenue                                       $-             $91,339            $91,339
   Net loss                                (363,475)           (441,121)          (804,596)

Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.


Forward-Looking Statements

         Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in "General Risks and Uncertainties" below and Note 1 to Condensed Financial Statements. You should read the following discussion and analysis along with our Annual Report on Form 10-K for the year ended October 31, 2003 and the condensed financial statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.


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

         We are currently using several U.S.-based electronic production contractors to produce the components for our encryption devices. We sell our encryption products through a distributor/dealer network and to end-users. We have provided several large organizations our hardware and software encryption solutions and they are evaluating our solutions in connection with their security requirements.


         We have made significant advancements to develop and produce our thin film video flat panel displays utilizing our electronic emission technology. With Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for more than six years, we have developed several engineering models of high-brightness, monochrome video displays, including a 3.7-inch (diagonal) display having 160 x 80 pixels, a 5-inch (diagonal) display having 320 x 240 pixels, and a 3.5-inch (diagonal) display having 320 x 160 pixels. We are providing funding to Volga for this work; these development payments to Volga are included in research and development expenses in the accompanying condensed financial statements. Volga has agreed to produce an initial quantity of these displays for commercial sales on a fixed price basis. We anticipate that Volga may in the future produce additional quantities of displays for commercial sales also on a fixed price basis, but we have not entered into any agreements with Volga for such future production.


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


         We provided our display to a company to evaluate the display's performance in a product produced by the company that operates over a wide air temperature range in an outdoor environment. After successfully testing our display, that company recently issued to us a purchase order for a seed quantity of modules containing our display, to replace LCD modules in the company's product. Another company has evaluated our display for a product the company is developing in the field of emergency communication, and we are modifying our display in response to the requirements of such product. Based on these developments, we have, together with Volga, started to produce our 5-inch (diagonal) high-brightness displays using Volga's current production facility.


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


         We also are developing modifications to our display technology to incorporate the matrix structure and drivers of LCDs into our display so that our display may be produced more easily by facilities currently producing LCDs. We have been working with an LCD manufacturing company, located in Asia, to incorporate its LCD technology as part of our display. We have received samples of that company's color LCDs which incorporate TFT (thin film technology) and LCD driver technology, and we have performed tests to determine the modifications necessary to that technology to meet to our display requirements. From our test results, we believe that, with our modifications, that company can produce part of the structure of our display using its current LCD production facilities. We could then incorporate that structure and drivers to complete the fabrication of our display either at that company's facilities, at Volga, or at the facilities of another Asian company with which we are in discussions. We believe that this process will enable us to be able to produce, as a first objective, up to 6.5-inch (diagonal) color displays which could meet the requirements of several companies' large quantity applications. There can be no assurance that we can develop or produce color video displays or displays using modified TFT technology or that we can produce larger display sizes or greater quantities using such technology.


         We have recently received from the U.S. patent office patents for four variations of our video display technology and a notice of allowance of the claims contained in our patent application for one other variation of our video display technology. We are continuing to apply for additional patents for our video display technology.

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

         We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our financial statements. For additional discussion on the application of these and other accounting polices, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2003.

Revenue Recognition

         Sales

                  Revenues from sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

         Sales Returns and Allowances

                  Revenues are recorded net of estimated sales returns.

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

Stock Based Compensation

         We account for stock options granted to employees using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provision of SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". If we were to include the cost of employee stock option compensation in the financial statements, our net loss for the three-month periods ended January 31, 2004 and 2003 would have increased by approximately $184,000 and $3,000, respectively, based on the fair value of the stock options granted to employees.


RESULTS OF OPERATIONS

Three months ended January 31, 2004 compared with three months ended January 31, 2003

         Sales

         Revenue. Revenue from sales decreased by approximately $52,000 in the three-month period ended January 31, 2004, to approximately $39,000, as compared to approximately $91,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The decrease in sales was due to lower unit sales of our encryption products. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.


         Gross Profit. Gross profit from sales of encryption products and services decreased by approximately $5,000 in the three-month period ended January 31, 2004, to approximately $24,000, as compared to approximately $29,000 in the comparable prior-year period. The decrease in gross profit was primarily due to the decrease in revenue. Gross profit as a percent of revenue increased to approximately 63% in the three-month period ended January 31, 2004, as compared to approximately 32% in the comparable prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

         Research and Development Expenses

         Research and development expenses decreased by approximately $7,000 in the three-month period ended January 31, 2004, to approximately $485,000, from approximately $492,000 in the comparable prior-year period. The decrease in research and development expenses is principally due to a decrease in employee compensation and related costs of approximately $18,000 and a decrease in patent related expenses of approximately $14,000, offset by an increase in non-employee consultant expense of approximately $15,000.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $6,000 to approximately $350,000 in the three-month period ended January 31, 2004, from approximately $344,000 in the comparable prior-year period. The increase in selling, general and administrative expenses is principally due to a non-recurring insurance recovery of approximately $62,000 in the period-year period, offset by a decrease in advertising expense of approximately $40,000 in the current year.

         Interest Income

         The decrease in interest income in the three months ended January 31, 2004 to approximately $1,000 from approximately $2,000 in the comparable prior-year period resulted primarily from a reduction in the prevailing interest rates.


LIQUIDITY AND CAPITAL RESOURCES

         From our inception through June 2001, we met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. Commencing in the fourth quarter of fiscal 1999, we also began to generate cash flows from sales of our products, and, from June 2001 to January 2002, we received development payments from Futaba Corporation of Japan.

         During the three months ended January 31, 2004, our operating activities used approximately $264,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $332,000, which was offset by cash of approximately $67,000 received from collections of accounts receivable related to sales of encryption products and services and approximately $1,000 of interest income received. In addition, we received approximately $111,000 in cash upon the exercise of stock options and purchased approximately $2,000 of equipment. As a result, our cash and cash equivalents at January 31, 2004 decreased to approximately $868,000 from approximately $1,024,000 at the end of fiscal 2003.

         Accounts receivable decreased by approximately $29,000 from approximately $42,000 at the end of fiscal 2003 to approximately $13,000 at January 31, 2004. The decrease in accounts receivable is a result of a decrease in revenue and the timing of collections. Other receivables of approximately $127,000 did not change between the periods. Inventories decreased approximately $9,000 from approximately $1,045,000 at October 31, 2003 to approximately $1,036,000 at January 31, 2004, as a result of the timing of shipments and production schedules. Prepaid expenses and other current assets decreased by approximately $3,000 from approximately $48,000 at the end of fiscal 2003 to approximately $45,000 at January 31, 2004, as a result of the timing of payments. Accounts payable and accrued liabilities increased by approximately $41,000 from approximately $342,000 at the end of fiscal 2003 to approximately $383,000 at January 31, 2004, as a result of the timing of payments.

         As a result of these changes, working capital at January 31, 2004 decreased to approximately $1,706,000 from approximately $1,943,000 at the end of fiscal 2003.

         Our working capital includes inventory of approximately $1,036,000 at January 31, 2004. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

         Our plans and expectations for our working capital needs also assume that our Chairman of the Board and Chief Executive Officer and our President will continue to perform services without cash compensation or pension benefits. There can be no assurance that they will continue to provide such services without such compensation.

         The auditor's report on our financial statements as of October 31, 2003 states that the net loss incurred during the year ended October 31, 2003, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2003, raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2002 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

         We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products on a non-exclusive basis and to end-users. We have provided several large organizations our hardware and software encryption solutions and they are evaluating our solutions in connection with their security requirements. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. During the three-month period ended January 31, 2004, we have recognized revenue from sales of approximately $39,000.

         The following table presents our expected cash requirements for contractual obligations outstanding as January 31, 2004:


                                           Payments Due by Period
                       ---------------------------------------------------------------
                          Less
Contractual               than          1-3        4-5       After
 Obligations             1 year        years      years     5 years        Total
---------------------  -----------  -----------  --------  ---------  ----------------

Noncancelable
 Operating Leases        $249,000     $344,000         -          -          $593,000
                       -----------  -----------  --------  ---------  ----------------

Total Contractual
Cash Obligations         $249,000     $344,000         -          -          $593,000
                       ===========  ===========  ========  =========  ================


GENERAL RISKS AND UNCERTAINTIES


                  Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:


o We have experienced significant net losses and negative cash flows from operations and they may continue.

         We have had net losses and negative cash flows from operations in each year since our inception and in the three months ended January 31, 2004, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through January 31, 2004. We have set forth below our net losses, research and development expenses and net cash used in operations for the three-month periods ended January 31, 2004 and 2003, and for the fiscal years ended October 31, 2003 and 2002:


                                              (Unaudited)
                                           Three Months Ended         Fiscal Years Ended
                                              January 31,                October 31,
                                       --------------------------  ------------------------
                                               2004         2003          2003        2002
                                       --------------------------  ------------------------
Net loss                                   $809,354     $804,596    $3,114,411  $3,285,240
Research and development expenses          $484,543     $491,624    $1,807,742  $1,625,974
Net cash used in operations                $263,702     $286,079      $958,501    $431,471

     o We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders, and our auditors have issued a "going concern" audit opinion.

         We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products. The auditor's report on our financial statements as of October 31, 2003 states that the net loss incurred during the year ended October 31, 2003, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2003, raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2002 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.


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

         There was no change in our internal control over financial reporting during the quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

               31.1 Certification  of  Chief  Executive  Officer,   pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2004.

               31.2 Certification  of  Chief  Financial  Officer,   pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2004.

               32.1 Statement of Chief  Executive  Officer,  pursuant to Section
                    1350 of Title 18 of the United States Code, dated February 26, 2004.

               32.2 Statement of Chief  Financial  Officer,  pursuant to Section
                    1350 of Title 18 of the United States Code, dated February 26, 2004.


          (b)     Reports on Form 8-K

                  We filed no Current Reports on Form 8-K during the quarter ended January 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CopyTele, Inc.


                               By: /s/ Denis A. Krusos
                                   --------------------
                                   Denis A. Krusos
                                   Chairman of the Board,
                                   Chief Executive Officer
February 26, 2004                  (Principal Executive Officer)


                              By: /s/ Henry P. Herms
                                  Henry P. Herms
                                  Vice President - Finance and
                                  Chief Financial Officer
February 26, 2004                (Principal Financial and Accounting Officer)