Form 10-Q
period 2004-04-30
COPYTELE INC
filed 2004-06-01
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2004

                         Commission file number 0-11254


                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                   11-2622630
--------------------------------                   ---------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification no.)


        900 Walt Whitman Road
              Melville, NY                                   11747
-------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)


                                 (631) 549-5900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__        No_____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes _____        No__X__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On May 24, 2004, the registrant had outstanding 83,736,028 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

          Condensed Balance Sheets as of April 30, 2004 (Unaudited) and
             October 31, 2003                                                            3

         Condensed Statements of Operations (Unaudited) for the six months
            ended April 30, 2004 and 2003                                                4

         Condensed Statements of Operations (Unaudited) for the three months
            ended April 30, 2004 and 2003                                                5

          Condensed Statements of Cash Flows (Unaudited) for the six months
            ended April 30, 2004 and 2003                                                6

         Notes to Condensed Financial Statements (Unaudited)                        7 - 13

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.                                                 14 - 26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                    26

Item 4.  Controls and Procedures.                                                       26


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                                             27

          SIGNATURES                                                                    28


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 COPYTELE, INC.
                            CONDENSED BALANCE SHEETS



                                                                           (Unaudited)
                                                                           ------------
                                                                             April 30,     October 31,
                                         ASSETS                                2004            2003
                                         ------                            ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents                                               $  1,243,279    $  1,023,531
   Accounts receivable, net of allowance for doubtful accounts of
      $149,455 and $159,230, respectively                                        44,656          41,500
   Other receivables                                                            100,105         127,124
   Inventories                                                                1,064,184       1,044,875
   Prepaid expenses and other current assets                                     23,283          47,972
                                                                           ------------    ------------
                        Total current assets                                  2,475,507       2,285,002

PROPERTY AND EQUIPMENT, net                                                      34,863          39,480

OTHER ASSETS                                                                      5,509           6,009
                                                                           ------------    ------------
                                                                           $  2,515,879    $  2,330,491
                                                                           ============    ============
                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                        $    373,869    $    316,865
   Accrued liabilities                                                           34,451          25,420
                                                                           ------------    ------------
                        Total current liabilities                               408,320         342,285
SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized;
      no shares issued or outstanding                                                --              --
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 83,609,478 and 80,151,478 shares issued
      and outstanding, respectively                                             836,095         801,515
   Additional paid-in capital                                                67,871,424      66,282,397
   Accumulated deficit                                                      (66,599,960)    (65,095,706)
                                                                           ------------    ------------
                                                                              2,107,559       1,988,206
                                                                           ------------    ------------
                                                                           $  2,515,879    $  2,330,491
                                                                           ============    ============

 The accompanying notes are an integral part of these condensed balance sheets.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          For the Six Months Ended
                                                                  April 30,
                                                        ----------------------------
                                                            2004             2003
                                                        ------------    ------------
REVENUE                                                 $    140,804    $    113,082

COST OF REVENUE                                               46,298          77,685
                                                        ------------    ------------

         Gross profit                                         94,506          35,397
                                                        ------------    ------------
OPERATING EXPENSES
         Research and development expenses                   991,179         894,747
         Selling, general and administrative expenses        609,549         917,838
                                                        ------------    ------------
                  Total operating expenses                 1,600,728       1,812,585
                                                        ------------    ------------

LOSS FROM OPERATIONS                                      (1,506,222)     (1,777,188)

INTEREST INCOME                                                1,968           2,568
                                                        ------------    ------------

NET LOSS                                                $ (1,504,254)   $ (1,774,620)
                                                        ============    ============
PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                              $      (0.02)   $      (0.02)
                                                        ============    ============
Shares used in computing net loss per share:
         Basic and Diluted                                81,382,989      72,213,599
                                                        ============    ============

The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         For the Three Months Ended
                                                                  April 30,
                                                        ----------------------------
                                                            2004             2003
                                                        ------------    ------------
REVENUE                                                 $    101,804    $     21,743

COST OF REVENUE                                               31,699          15,660
                                                        ------------    ------------

         Gross profit                                         70,105           6,083
                                                        ------------    ------------
OPERATING EXPENSES
         Research and development expenses                   506,636         403,120
         Selling, general and administrative expenses        259,388         573,886
                                                        ------------    ------------
                  Total operating expenses                   766,024         977,006
                                                        ------------    ------------

LOSS FROM OPERATIONS                                        (695,919)       (907,923)

INTEREST INCOME                                                1,019             899
                                                        ------------    ------------

NET LOSS                                                $   (694,900)   $   (970,024)
                                                        ============    ============
PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                              $      (0.01)   $      (0.01)
                                                        ============    ============
Shares used in computing net loss per share:
         Basic and Diluted                                82,167,680      73,417,701
                                                        ============    ============



   The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          For the Six Months Ended
                                                                                 April 30,
                                                                         --------------------------
                                                                             2004           2003
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                     $  (646,345)   $  (631,616)
   Cash received from customers                                              211,609         92,306
   Interest received                                                           1,968          2,568
                                                                         -----------    -----------
           Net cash used in operating activities                            (432,768)      (536,742)
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment                           (6,074)            --
                                                                         -----------    -----------
           Net cash used in investing activities                              (6,074)            --
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, net of registration costs        658,590         89,714
                                                                         -----------    -----------
           Net cash provided by financing activities                         658,590         89,714
                                                                         -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         219,748       (447,028)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,023,531        854,822
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS AT  END OF PERIOD                              $ 1,243,279    $   407,794
                                                                         ===========    ===========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Net loss                                                              $(1,504,254)   $(1,774,620)
   Stock option compensation to consultants                                   17,136             --
   Stock awards granted to employees and consultants pursuant to stock
      incentive plans                                                        947,881        772,205
   Provision for (recovery of) bad debts                                     (52,772)       206,622
   Depreciation and amortization                                              10,691         18,927
   Change in operating assets and liabilities:
      Accounts receivable and other receivables                               76,635        (20,776)
      Inventories                                                            (19,309)       264,047
      Prepaid expenses and other current assets                               24,689        (10,484)
      Other assets                                                               500            145
      Accounts payable and  accrued liabilities                               66,035          7,192
                                                                         -----------    -----------
           Net cash used in operating activities                         $  (432,768)   $  (536,742)
                                                                         ===========    ===========


   The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. NATURE AND DEVELOPMENT OF BUSINESS AND FUNDING
   ----------------------------------------------

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

         The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the six-month and three-month periods ended April 30, 2004 and 2003. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

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

Products and Key Relationships
------------------------------

         Our line of hardware-based encryption products presently includes the USS-900, the DCS-1200, the DCS-1400, the STS-1500 and the ULP-1. These encryption products are multi-functional, hardware based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed the USS-900 Security Software, a software security product for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, using either the Triple DES or the AES algorithm. We have also developed the DCS-1800 Security Software to encrypt voice and data in cellular and satellite phones, scanners, and printers. Furthermore, we have developed modifications of our standard equipment for specific applications and are producing the USS-900T to provide automatic fax security and the USS-900TD to provide voice and fax security over the Thuraya satellite network, built by Boeing Satellite Systems, Inc. ("Boeing). We have also developed and are producing the DCS-1400D which is combined with the Thuraya handset to provide voice security over the Thuraya satellite network. We are continuing our research and development activities for additional encryption products. We sell our encryption products through a distributor/dealer network and to end-users.

         In April 2004, we entered into an agreement with Boeing, allowing Boeing to provide our encryption products for use over the Thuraya satellite communications network. Boeing will use the USS-900 for fax and/or voice encryption, and the DCS-1200 and DCS-1400 for voice encryption. Boeing will sell these units for use with its Thuraya handsets throughout the Thuraya satellite network. Our encryption technology has been integrated directly into this phone system. Our products enable the Thuraya satellite network to provide encrypted communications between satellite phones, from satellite phones to desk-based phones or between desk-based phones. We are supplying Boeing our USS-900, USS-900T, USS-900TD, DCS-1200, DCS-1400, DCS-1400D products in connection with our agreement.

         We have provided our hardware and software encryption solutions to several other large organizations which are evaluating our solutions in connection with their security requirements. Our USS-900 has recently been selected by a major U.S. company to secure its worldwide fax communications.

         We are also continuing our research and development activities with respect to flat panel display technologies, including our thin flat high brightness video displays. We have developed, in conjunction with Volga Svet Ltd. ("Volga"), several engineering models of high-brightness, monochrome video displays, including a 3.7-inch (diagonal) display having 160 x 80 pixels, a 5-inch (diagonal) display having 320 x 240 pixels, and a 3.5-inch (diagonal) display having 320 x 160 pixels, and we believe that smaller and larger displays can be made with our technology. We have been demonstrating our displays to a number of companies involving applications where we believe our displays have performance advantages over LCDs. These applications include use in outdoor products which operate over wide air temperature ranges, require wide viewing angles, and must operate under high and low light ambient conditions. We have received an initial order for a seed quantity of our display modules to replace LCDs in an existing product which displays operating instructions and operates in an outdoor environment. Based on this requirement and the interest of several potential purchasers, together with Volga, we have started to produce monochrome versions of our high brightness displays using Volga's current production facilities. The initial display modules we are producing are fulfilling the seed order and, based on this, we have made modifications to the display modules to meet customer requirements.

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

         During the six months ended April 30, 2004, our operating activities used approximately $433,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $646,000, which was offset by cash of approximately $212,000 received from collections of accounts receivable and other receivables related to sales of encryption products and services and approximately $2,000 of interest income received. In addition, we received approximately $659,000 in cash upon the exercise of stock options and purchased approximately $6,000 of equipment. As a result, our cash and cash equivalents at April 30, 2004 increased to approximately $1,243,000 from approximately $1,024,000 at the end of fiscal 2003.

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

         Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2005. However, our projections of future cash needs and cash flows may differ from actual results. We are seeking to improve our liquidity through increased sales or license of products and technology and may also seek to improve our liquidity through sales of debt or equity securities. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity, that we will generate sufficient revenues to sustain future operations and/or profitability, that we will be able to expand our current distributor/dealer network, that production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, at terms that we would deem favorable.

2. Stock-Based Compensation
---------------------------

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

         Had compensation cost for stock options granted to employees been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share would have increased to the following adjusted amounts:

                                                 For the Six Months Ended         For the Three Months Ended
                                                         April 30,                        April 30,
                                                --------------------------        --------------------------
                                                   2004            2003              2004             2003
                                                -----------    -----------        ----------       ---------
Net loss as reported                            $(1,504,254)   $(1,774,620)       $(694,900)       $(970,024)
Add: Total stock-based employee
     compensation expense, determined
     under fair value based method, for
     all awards, net of related tax effect         (362,043)        (5,955)        (177,920)          (3,081)
                                                -----------    -----------        ---------        ---------
Net loss as adjusted                            $(1,866,297)   $(1,780,575)       $(872,820)       $(973,105)
                                                ===========    ===========        =========        =========

Net loss per share, basic and diluted:
    As reported                                 $     (0.02)   $     (0.02)       $   (0.01)       $   (0.01)
                                                ===========    ===========        =========        =========
    As adjusted                                 $     (0.02)   $     (0.02)       $   (0.01)       $   (0.01)
                                                ===========    ===========        =========        =========


         During the six-month periods ended April 30, 2004 and 2003, we granted to employees and consultants options to purchase 1,320,000 shares and 460,000 shares, respectively, pursuant to the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the Copytele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123. Compensation expense for consultants, recognized during the six-month and three-month periods ended April 30, 2004, was each approximately $17,000. We recognized no such compensation expense for consultants during the six-month period ended April 30, 2003. Options granted during the six-month period ended April 30, 2004 included options to purchase 500,000 shares and 150,000 shares granted to Denis A. Krusos, our Chairman of the Board and Chief Executive Officer, and Frank J. DiSanto, our President, respectively. In addition, during the period from May 1, 2004 through May 24, 2004, we granted options to purchase 250,000 shares, 100,000 shares, 60,000 shares, 60,000 shares, and 50,000 shares, to Mr. Krusos, Mr. DiSanto, Anthony Bowers, a director, George P. Larounis, a director, and Henry P. Herms, our Vice President - Finance and Chief Financial Officer, respectively. During the six-month periods ended April 30, 2004 and 2003, stock options to purchase 1,438,500 shares and 440,000 shares, respectively, were exercised, with aggregate proceeds of approximately $659,000 and $99,000, respectively.

         During the six-month periods ended April 30, 2004 and 2003, we issued 1,498,665 shares and 2,761,175 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2000 Share Plan and the 2003 Share Plan, which includes 135,000 shares issued to Mr. Krusos during the six-month period ended April 30, 2004. We recorded compensation costs of approximately $712,000 and $575,000 for the six-month periods ended April 30, 2004 and 2003, respectively, for the shares of common stock issued to employees. In addition, during the six-month periods ended April 30, 2004 and 2003, we issued 520,835 shares and 991,777 shares, respectively, of common stock to consultants for services rendered pursuant to the 2000 Share Plan and the 2003 Share Plan. We recorded consulting expense of approximately $236,000 and $198,000 for the six-month periods ended April 30, 2004 and 2003, respectively, for the shares of common stock issued to consultants.

         As of April 30, 2004, 2,548 shares and 3,095,629 shares, respectively, were available for future grants under the 2000 Share Plan and the 2003 Share Plan.

3.       OTHER RECEIVABLES

         In May and June 2002, we received restricted common stock from a customer in connection with an outstanding accounts receivable of approximately $323,000 and anticipated settling this accounts receivable through the ultimate sale of the restricted common stock. This customer has agreed with us to cure any deficiency between the proceeds from the sale of the restricted common stock and the balance of the outstanding accounts receivable. In addition, the customer's principal shareholder has personally agreed to cure any deficiency in the event that the customer defaults on its agreement to cure such deficiency, up to $292,000. As of April 30, 2004, we received aggregate proceeds of approximately $88,000 from the sale of a portion of the restricted common stock and we intend to sell the remaining portion of such stock during fiscal 2004. This receivable is stated at management's estimate of its net realizable value.

4.       INVENTORIES

         Inventories consist of the following as of:


                                   April 30,  October 31
                                    2004         2003
                                 ----------   ----------

         Component parts         $  354,477   $  341,344
         Work-in-process             82,452       48,324
         Finished products          627,255      655,207
                                 ----------   ----------
                                 $1,064,184   $1,044,875
                                 ==========   ==========



5. NET INCOME (LOSS) PER SHARE OF COMMON STOCK
   -------------------------------------------

         We comply with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six-month and three-month periods ended April 30, 2004 and 2003 were options to purchase 14,879,546 shares and 14,004,746 shares, respectively.

6. SEGMENT INFORMATION
   -------------------

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

         The  following  represents  selected  financial   information  for  our
segments for the six-month and three-month periods ended April 30, 2004 and 2003:

                                                                          Encryption Products
               Segment Data                     Flat-Panel Display            and Services                 Total
-------------------------------------------    ---------------------     ----------------------    ---------------------
Six Months Ended April 30, 2004:
   Revenue                                     $              --         $              140,840    $             140,804
   Net loss                                             (737,345)                      (766,909)              (1,504,254)

Six Months Ended April 30, 2003:
   Revenue                                     $              --         $              113,082    $             113,082
   Net loss                                             (788,798)                      (985,822)              (1,774,620)

                                                                          Encryption Products
               Segment Data                     Flat-Panel Display            and Services                 Total
-------------------------------------------    ---------------------     ----------------------    ---------------------
Three Months Ended April 30, 2004:
   Revenue                                     $              --         $              101,804    $             101,804
   Net loss                                             (299,277)                      (395,623)                (694,900)

Three Months Ended April 30, 2003:
   Revenue                                     $              --         $               21,743    $              21,743
   Net loss                                             (425,323)                      (544,701)                (970,024)

7. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
   ------------------------------------------

         In December 2003, the Security and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue
Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The issuance of SAB No. 104 did not have a material effect on our financial position or results of operations.

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


         Our line of hardware-based encryption products presently includes the USS-900, the DCS-1200, the DCS-1400, the STS-1500 and the ULP-1. These encryption products are multi-functional, hardware based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed the USS-900 Security Software, a software security product for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, using either the Triple DES or the AES algorithm. We have also developed the DCS-1800 Security Software to encrypt voice and data in cellular and satellite phones, scanners, and printers. Furthermore, we have developed modifications of our standard equipment for specific applications and are producing the USS-900T to provide automatic fax security and the USS-900TD to provide voice and fax security over the Thuraya satellite network, built by Boeing Satellite Systems, Inc. ("Boeing"). We have also developed and are producing the DCS-1400D which is combined with the Thuraya handset to provide voice security over the Thuraya satellite network. We are continuing our research and development activities for additional encryption products.


         We  are  currently  using  several  U.S.-based   electronic  production
contractors to produce the components for our encryption devices. We sell our encryption products through a distributor/dealer network and to end-users.


         In April 2004, we entered into an agreement with Boeing, allowing Boeing to provide our encryption products for use over the Thuraya satellite communications network. Boeing will use the USS-900 for fax and/or voice encryption, and the DCS-1200 and DCS-1400 for voice encryption. Boeing will sell these units for use with its Thuraya handsets throughout the Thuraya satellite network. Our encryption technology has been integrated directly into this phone system. Our products enable the Thuraya satellite network to provide encrypted communications between satellite phones, from satellite phones to desk-based phones or between desk-based phones. The use of encryption is expected to benefit Thuraya satellite telecommunications customers that Boeing is currently serving in Iraq under a recently awarded contract. Boeing is providing mobile satellite services to the Coalition Provisional Authority, to officials in Baghdad's 18 governing ministries, to U.S. military forces and to other U.S. personnel in Iraq. We are supplying Boeing our USS-900, USS-900T, USS-900TD, DCS-1200, DCS-1400, DCS-1400D products in connection with our agreement.


         We have provided our hardware and software encryption solutions to several other large organizations which are evaluating our solutions in connection with their security requirements. Our USS-900 has recently been selected by a major U.S. company to secure its worldwide fax communications. In addition, we have received orders from other U.S. companies that principally supply U.S. government agencies and foreign governments, to provide our USS-900, DCS-1200, and DCS-1400 to encrypt voice, fax, and data over satellite communication systems. Such companies placed their orders after an extended evaluation of our products' performance using the Iridium, Globalstar, Immarset, Immarset M-4, Mini M and Thuraya satellite communication networks. We believe that encrypting information over satellite networks is in the early stages and expect this field to be an expanding opportunity for our encryption products due to the rising demand for information security over many regions of the world.


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


         We provided our display to a company to evaluate the display's performance in a product produced by the company that operates over a wide air temperature range in an outdoor environment. After successfully testing our display, that company recently issued to us a purchase order for a seed quantity of modules containing our display, to replace LCD modules in the company's product. Another company has evaluated our display for a product the company is developing in the field of emergency communication, and we are modifying our display in response to the requirements of such product. Based on these developments, we have, together with Volga, started to produce our 5-inch (diagonal) high-brightness displays using Volga's current production facility. The initial display modules we are producing are fulfilling the seed order and, based on this, we have made modifications to the display modules to meet customer requirements.

         In addition, we are pursuing other opportunities by demonstrating our displays to companies having large quantity display applications, and we are in the process of responding to their requests for pricing based on their display specifications and quantity requirements. These companies' applications would require large quantities of displays to be located in retail stores, airports, vending machines and automobiles. For automobiles, the displays would be required to have the capability to provide wide-screen or standard TV formats for digital TV and DVD operation. To prepare for these potential opportunities, we are working with several Asian companies to supplement Volga's production and to produce larger size color displays.


         We also are developing modifications to our display technology to incorporate the matrix structure and drivers of LCDs into our display so that our display may be produced more easily by facilities currently producing LCDs. We have been working with an LCD manufacturing company, located in Asia, to incorporate its LCD technology as part of our display. We have received samples of that company's color LCDs which incorporate TFT (thin film technology) and LCD driver technology, and we have performed tests and simulations to determine the modifications necessary to that technology to meet to our display requirements. We are in the process of finalizing a design for up to a 7-inch (diagonal) color display with 1,440 x 234 pixels. The design is expected to operate using low voltages and contain color phosphors in each pixel. The design is also contemplated to use our electron emission technology to activate the phosphors. We anticipate that the display will be compatible with both wide-screen and standard TV formats for digital TV and DVD operation. We believe that this will enable us to be able to produce displays which could meet the requirements of several companies' large quantity applications. There can be no assurance that we can develop or produce color video displays or displays using modified TFT technology or that we can produce larger display sizes or greater quantities using such technology.


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



CRITICAL ACCOUNTING POLICES
---------------------------

         Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

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

         Sales Returns and Allowances
         ----------------------------

                  Revenues are recorded net of estimated sales returns.

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


STOCK BASED COMPENSATION
------------------------

         We account for stock options granted to employees using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provision of SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". If we were to include the cost of employee stock option compensation in the financial statements, our net loss for the six-month and three-month periods ended April 30, 2004 and 2003 would have increased by approximately $362,000, $6,000, $178,000 and $3,000, respectively, based on the fair value of the stock options granted to employees.

RESULTS OF OPERATIONS
---------------------

Six months ended April 30, 2004 compared with six months ended April 30, 2003
-----------------------------------------------------------------------------

         SALES
         -----

         Revenue. Revenue from sales increased by approximately $28,000 in the six-month period ended April 30, 2004, to approximately $141,000, as compared to approximately $113,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The increase in revenue was principally due to an increase in unit sales of our encryption products. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in revenue between periods generally represent the nature of the early stage of our product and sales channel development.


         Gross Profit. Gross profit from sales of encryption products and services increased by approximately $59,000 in the six-month period ended April 30, 2004, to approximately $95,000, as compared to approximately $35,000 in the comparable prior-year period. The increase in gross profit was due to the increase in revenue and to higher gross profit percentages on certain transactions as compared to the prior-year period. Gross profit as a percent of revenue increased to approximately 67% in the six-month period ended April 30, 2004, as compared to approximately 31% in the comparable prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by approximately $96,000 in the six-month period ended April 30, 2004, to approximately $991,000, from approximately $895,000 in the comparable prior-year period. The increase in research and development expenses is principally due to an increase in employee compensation and related costs of approximately $59,000 and an increase in consultant expense of approximately $42,000.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by approximately $308,000 to approximately $610,000 in the six-month period ended April 30, 2004, from approximately $918,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses is principally due to a decrease in the provision for bad debts of approximately $259,000 resulting from an increase in the allowance for doubtful accounts in the prior year of approximately $207,000 and a decrease in the current period of approximately $53,000 resulting from a recovery of previously reserved amounts, a write down of Magicom inventory in the prior year of approximately $58,000, a decrease in advertising expense of approximately $41,000 and the elimination of expenses related to listing on the Nasdaq Stock Market of approximately $34,000, offset by an increase employee compensation and related costs of approximately $63,000.

         INTEREST INCOME

         The decrease in interest income in the six months ended April 30, 2004 to approximately $2,000 from approximately $3,000 in the comparable prior-year period resulted primarily from a reduction in the prevailing interest rates.

Three months ended April 30, 2004 compared with three months ended April 30,
2003
--------------------------------------------------------------------------------

         SALES

         Revenue. Revenue from sales increased by approximately $80,000 in the three-month period ended April 30, 2004, to approximately $102,000, as compared to approximately $22,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The increase in revenue was principally due an increase unit sales of our encryption products. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in revenue between periods generally represent the nature of the early stage of our product and sales channel development.


         Gross Profit. Gross profit from sales of encryption products and services increased by approximately $64,000 in the three-month period ended April 30, 2004, to approximately $70,000, as compared to approximately $6,000 in the comparable prior-year period. The increase in gross profit was primarily due to the increase in revenue. Gross profit as a percent of revenue increased to approximately 69% in the three-month period ended April 30, 2004, as compared to approximately 28% in the comparable prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by approximately $104,000 in the three-month period ended April 30, 2004, to approximately $507,000, from approximately $403,000 in the comparable prior-year period. The increase in research and development expenses is principally due to an increase in employee compensation and related costs of approximately $76,000 and an increase in consultant expense of approximately $27,000.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by approximately $315,000 to approximately $259,000 in the three-month period ended April 30, 2004, from approximately $574,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses is principally due to a decrease in the provision for bad debts of approximately $252,000 resulting from an increase in the allowance for doubtful accounts in the prior year of approximately $200,000 and a decrease in the current period of approximately $53,000 resulting from a recovery of previously reserved amounts, a write down of Magicom inventory in the prior year of approximately $58,000 and the elimination of expenses related to listing on the Nasdaq Stock Market of approximately $24,000, offset by an increase employee compensation and related costs of approximately $71,000.

         INTEREST INCOME

         Interest income in each of the three-month periods ended April 30, 2004 and 2003 was approximately $1,000.


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

         During the six months ended April 30, 2004, our operating activities used approximately $443,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $646,000, which was offset by cash of approximately $212,000 received from collections of accounts receivable and other receivables related to sales of encryption products and services and approximately $2,000 of interest income received. In addition, we received approximately $659,000 in cash upon the exercise of stock options and purchased approximately $6,000 of equipment. As a result, our cash and cash equivalents at April 30, 2004 increased to approximately $1,243,000 from approximately $1,024,000 at the end of fiscal 2003.

         Accounts receivable increased by approximately $3,000 from approximately $42,000 at the end of fiscal 2003 to approximately $45,000 at April 30, 2004. The increase in accounts receivable is a result of an increase in revenue and the timing of collections. Other receivables decreased by approximately $27,000 from approximately $127,000 at the end of fiscal 2003 to approximately $100,000 at April 30, 2004. The decrease in other receivables is a result of proceeds received from the sale of a portion of the common stock received from a customer to settle this accounts receivable and other receipts from the customer aggregating approximately $80,000, offset by a reduction of the provision for bad debts related to this accounts receivable of approximately $53,000. The reduction of the provision for bad debts is based on management's estimate of the other receivables' net realizable value. Inventories increased approximately $19,000 from approximately $1,045,000 at October 31, 2003 to approximately $1,064,000 at April 30, 2004, as a result of the timing of shipments and production schedules. Prepaid expenses and other current assets decreased by approximately $25,000 from approximately $48,000 at the end of fiscal 2003 to approximately $23,000 at April 30, 2004, as a result of the timing of payments. Accounts payable and accrued liabilities increased by approximately $66,000 from approximately $342,000 at the end of fiscal 2003 to approximately $408,000 at April 30, 2004, as a result of the timing of payments.

         As a result of these changes, working capital at April 30, 2004 increased to approximately $2,067,000 from approximately $1,943,000 at the end of fiscal 2003.

         Our working capital includes inventory of approximately $1,064,000 at April 30, 2004. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

         Our plans and expectations for our working capital needs also assume that our Chairman of the Board and Chief Executive Officer and our President will continue to perform services without significant cash compensation or pension benefits. There can be no assurance that they will continue to provide such services under such compensation arrangements.

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

         Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2005. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2005. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or a line of credit or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.

         We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products on a non-exclusive basis and to end-users. We have provided several large organizations our hardware and software encryption solutions and they are evaluating our solutions in connection with their security requirements. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. During the six-month period ended April, 2004, we have recognized revenue from sales of approximately $141,000.

         The following table presents our expected cash requirements for contractual obligations outstanding as April 30, 2004:


                                                               Payments Due by Period
                                -----------------------------------------------------------------------------------
                                     Less
Contractual                          than              1-3             4-5              After
Obligations                         1 year            years           years            5 years          Total
----------------------------    --------------   --------------   --------------   --------------    -------------
Noncancelable
Operating Leases                $      251,000   $      280,000               --               --    $      531,000
                                --------------   --------------   --------------   --------------    --------------

Total Contractual
Cash Obligations                $      251,000   $      280,000               --               --    $      531,000
                                ==============   ==============   ==============   ==============    ==============


IMPACT OF RECENT ACCOUNTING PPRONOUNCEMENTS
-------------------------------------------

         In December 2003, the Security and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue
Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The issuance of SAB No. 104 did not have a material effect on our financial position or results of operations.


GENERAL RISKS AND UNCERTAINTIES
-------------------------------

         Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:


o WE HAVE EXPERIENCED SIGNIFICANT NET LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS AND THEY MAY CONTINUE.

         We have had net losses and negative cash flows from operations in each year since our inception and in the six months ended April 30, 2004, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through April 30, 2004. We have set forth below our net losses, research and development expenses and net cash used in operations for the six-month periods ended April 30, 2004 and 2003, and for the fiscal years ended October 31, 2003 and 2002:

                                                            (Unaudited)
                                                          Six Months Ended                  Fiscal Years Ended
                                                              April 30,                         October 31,
                                                   ------------------------------    ------------------------------
                                                       2004             2003              2003             2002
                                                   ------------    -------------     --------------    ------------
Net loss                                           $  1,504,254    $   1,774,620     $    3,114,411    $  3,285,240
Research and development expenses                  $    991,179    $     894,747     $    1,807,742    $  1,625,974
Net cash used in operations                        $    432,768    $     536,742     $      958,501    $    431,471

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

         Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2005. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the second quarter of fiscal 2005. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or a line of credit or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.


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

         There was no change in our internal control over financial reporting during the quarter ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a) Exhibits
    --------

   31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 1, 2004.

   31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 1, 2004.

   32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 1, 2004.

   32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 1, 2004.

   99.1 Grant Agreement between Copytele, Inc. and Denis A. Krusos, dated February 23, 2004.

   99.2 Grant Agreement between Copytele, Inc. and Frank J. DiSanto, dated February 23, 2004.

   99.3 Grant Agreement between Copytele, Inc. and Denis A. Krusos, dated April 2, 2004.

(b) Reports on Form 8-K
    -------------------

    We filed no Current Reports on Form 8-K during the quarter ended April 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CopyTele, Inc.


                                            By: /s/ Denis A. Krusos
                                            -----------------------------------
                                            Denis A. Krusos
                                            Chairman of the Board,
                                            Chief Executive Officer
June 1, 2004                                (Principal Executive Officer)


                                            By: /s/ Henry P. Herms
                                            ------------------------------------
                                            Henry P. Herms
                                            Vice President - Finance and
                                            Chief Financial Officer (Principal
June 1, 2004                                Financial and Accounting Officer)