Form 10-Q
period 2004-07-31
COPYTELE INC
filed 2004-09-02
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2004

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

                                  Yes     No X
                                     ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On August 27, 2004, the registrant had outstanding 84,751,183 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
          Condensed Balance Sheets as of July 31, 2004 (Unaudited) and
             October 31, 2003                                                                    3

         Condensed Statements of Operations (Unaudited) for the nine months
            ended July 31, 2004 and 2003                                                         4

         Condensed Statements of Operations (Unaudited) for the three months
            ended July 31, 2004 and 2003                                                         5

          Condensed Statements of Cash Flows (Unaudited) for the nine months
            ended July 31, 2004 and 2003                                                         6

         Notes to Condensed Financial Statements (Unaudited)                                     7 - 13

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                              14 - 25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                             26

Item 4.  Controls and Procedures.                                                                26


PART II.  OTHER INFORMATION

Item 6.   Exhibits.                                                                              27

          SIGNATURES                                                                             27



                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
         ---------------------

                                 COPYTELE, INC.
                                 --------------
                            CONDENSED BALANCE SHEETS
                            ------------------------






                                                                                               (Unaudited)
                                                                                               ------------
                                            ASSETS                                               July 31,   October 31,
                                            ------                                                 2004         2003
                                                                                               ------------ ------------

CURRENT ASSETS:
   Cash and cash equivalents                                                                    $1,040,283   $1,023,531
   Accounts receivable, net of allowance for doubtful accounts of
      $149,455 and $159,230, respectively                                                           65,285       41,500
   Other receivables, net of allowance for doubtful accounts of $108,793 and
    $181,952 respectively                                                                           84,308      127,124
   Inventories                                                                                   1,032,754    1,044,875
   Prepaid expenses and other current assets                                                        18,451       47,972
                                                                                               ------------ ------------
                        Total current assets                                                     2,241,081    2,285,002

PROPERTY AND EQUIPMENT, net                                                                         33,995       39,480

OTHER ASSETS                                                                                         5,509        6,009
                                                                                               ------------ ------------
                                                                                                $2,280,585   $2,330,491
                                                                                               ============ ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                               $322,939     $316,865
   Accrued liabilities                                                                              37,239       25,420
                                                                                               ------------ ------------
                       Total current liabilities                                                   360,178      342,285

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized;
      no shares issued or outstanding                                                                    -            -
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 84,588,588 and 80,151,478 shares issued
      and outstanding, respectively                                                                845,886      801,515
   Additional paid-in capital                                                                   68,708,693   66,282,397
   Accumulated deficit                                                                         (67,634,172) (65,095,706)
                                                                                               ------------ ------------
                                                                                                 1,920,407    1,988,206
                                                                                               ------------ ------------
                                                                                                $2,280,585   $2,330,491
                                                                                               ============ ============



 The accompanying notes are an integral part of these condensed balance sheets.



                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------



                                                                          For the Nine Months Ended
                                                                                  July 31,
                                                                       -------------------------------
                                                                           2004             2003
                                                                       --------------   --------------


REVENUE                                                                     $357,251         $196,322

COST OF REVENUE                                                              129,518          108,182
                                                                       --------------   --------------

         Gross profit                                                        227,733           88,140
                                                                       --------------   --------------

OPERATING EXPENSES
         Research and development expenses                                 1,732,345        1,351,072
         Selling, general and administrative expenses                      1,036,901        1,165,789
                                                                       --------------   --------------
                  Total operating expenses                                 2,769,246        2,516,861
                                                                       --------------   --------------

LOSS FROM OPERATIONS                                                      (2,541,513)      (2,428,721)

INTEREST INCOME                                                                3,047            3,336
                                                                       --------------   --------------

NET LOSS                                                                 $(2,538,466)     $(2,425,385)
                                                                       ==============   ==============



PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                                    $(0.03)          $(0.03)
                                                                       ==============   ==============

Shares used in computing net loss per share:
         Basic and Diluted                                                82,277,894       73,641,139
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

                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------




                                                                         For the Three Months Ended
                                                                                  July 31,
                                                                       -------------------------------
                                                                            2004             2003
                                                                       --------------   --------------


REVENUE                                                                     $216,447          $83,240

COST OF REVENUE                                                               83,220           30,497
                                                                       --------------   --------------

         Gross profit                                                        133,227           52,743
                                                                       --------------   --------------

OPERATING EXPENSES
         Research and development expenses                                   741,166          456,325
         Selling, general and administrative expenses                        427,352          247,951
                                                                       --------------   --------------
                  Total operating expenses                                 1,168,518          704,276
                                                                       --------------   --------------

LOSS FROM OPERATIONS                                                      (1,035,291)        (651,533)

INTEREST INCOME                                                                1,079              768
                                                                       --------------   --------------

NET LOSS                                                                 $(1,034,212)       $(650,765)
                                                                       ==============   ==============



PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                                    $(0.01)          $(0.01)
                                                                       ==============   ==============

Shares used in computing net loss per share:
         Basic and Diluted                                                84,048,249       76,449,699
                                                                       ==============   ==============

The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------




                                                                          For the Nine Months Ended
                                                                                  July 31,
                                                                       -------------------------------
                                                                            2004             2003
                                                                       --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                     $(1,257,899)       $(831,699)
   Cash received from customers                                              443,612          212,936
   Interest received                                                           3,047            3,336
                                                                       --------------   --------------
           Net cash used in operating activities                            (811,240)        (615,427)
                                                                       --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment                           (8,273)            (981)
                                                                       --------------   --------------
           Net cash used in investing activities                              (8,273)            (981)
                                                                       --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, net of registration costs        836,265          818,214
                                                                       --------------   --------------
           Net cash provided by financing activities                         836,265          818,214
                                                                       --------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     16,752          201,806

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,023,531          854,822
                                                                       --------------   --------------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                               $1,040,283       $1,056,628
                                                                       ==============   ==============

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Net loss                                                              $(2,538,466)     $(2,425,385)
   Stock option compensation to consultants                                  132,252                -
   Stock awards granted to employees and consultants pursuant to stock
      incentive plans                                                      1,502,150        1,231,030
   Provision for (recovery of) bad debts                                     (73,159)         206,622
   Depreciation and amortization                                              13,758           26,417
   Change in operating assets and liabilities:
      Accounts receivable and other receivables                               92,190           16,614
      Inventories                                                             12,121          268,023
      Prepaid expenses and other current assets                               29,521           85,307
      Other assets                                                               500              145
      Accounts payable and  accrued liabilities                               17,893          (24,200)
                                                                       --------------   --------------
           Net cash used in operating activities                           $(811,240)       $(615,427)
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

                                   (UNAUDITED)
                                   -----------


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

     The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the nine-month and three-month periods ended July 31, 2004 and 2003. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

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

Products and Key Relationships
------------------------------

     Our line of hardware-based encryption products presently includes the USS-900, the USS-900NB, the USS-900T, the USS-900TL, the USS-900WF, the USS-900WFL, the DCS-1200, the DCS-1400, the DCS-1400D, the STS-1500 and the ULP-1. These encryption products are multi-functional, hardware based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed the USS-900 Security Software, a software security product for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, using either the Triple DES or the AES algorithm. We have also developed the DCS-1800 Security Software to encrypt voice and data in cellular and satellite phones, scanners, and printers. Furthermore, we have developed modifications of our standard equipment for specific applications and are producing the USS-900T and the USS-900TL to provide automatic fax security over the Thuraya satellite network, built by Boeing Satellite Systems, Inc. ("Boeing"). We have also developed and are producing the DCS-1400D which is combined with the Thuraya handset to provide voice security over the Thuraya satellite network. We are continuing our research and development activities for additional encryption products. We sell our encryption products directly to end-users and through dealers and distributors.

     In April 2004, we entered into an agreement with Boeing, allowing Boeing to provide our encryption products for use over the Thuraya satellite communications network. Boeing is purchasing the USS-900T and USS-900TL for fax encryption and the DCS-1400 and DCS-1400D for voice encryption and is selling these units for use with its Thuraya handsets throughout the Thuraya satellite network. Our encryption technology has been integrated directly into this phone system. Our products enable the Thuraya satellite network to provide encrypted communications between satellite phones, from satellite phones to desk-based phones or between desk-based phones.

     We have provided our hardware and software encryption solutions to several other large organizations which are evaluating our solutions in connection with their security requirements. Our USS-900 has been selected by a major U.S. company to secure its worldwide fax communications. We have also entered into an agreement with another major U.S. company to supply prototypes of our encryption products configured to interface with its satellite global positioning system ("GPS") and data communication network

     We are also continuing our research and development activities with respect to flat panel display technologies, including our thin flat high brightness video displays. We have been demonstrating our displays to a number of companies involving applications where we believe our displays have performance advantages over liquid crystal displays ("LCDs"). These applications include use in outdoor products which operate over wide air temperature ranges, require wide viewing angles, and must operate under high and low light ambient conditions. We have received an initial order for a seed quantity of our display modules to replace LCDs in an existing product which displays operating instructions and operates in an outdoor environment. Based on this development, we have, together with Volga Svet Ltd. ("Volga"), started to produce our 5-inch (diagonal) high-brightness displays using Volga's current production facility. The initial display modules we are producing are fulfilling the seed order and, based on this, we are making modifications to the display modules to meet customer requirements.

     We announced in June 2004 an agreement for a U.S. company to supply us prototypes of a proprietary array of low voltage controllable nanotubes for electron emission. Under the arrangement, we have exclusive rights to the nanotube system for display products. We also announced in June 2004 an agreement with an Asian company to jointly produce prototypes of two products having a proprietary thin film technology (TFT) color matrix structure based on our high brightness video flat panel display technology. Under the agreement, the Asian company will supply to us prototypes of the two products. The products are modified TFT color matrix structures having a 7-inch (diagonal) with 1440 x 234 pixels and a 5-inch (diagonal) with 960 x 235 pixels. We will complete the color displays by adding color phosphors in each pixel in the product matrices and by using our current and nanotube electron emission technology to activate the red, blue and green phosphors. We anticipate receiving prototypes of the two products in October 2004 and we will then, with the assistance of Volga, complete the fabrication, evaluate the performance, and, if necessary, make modifications to the prototypes.

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

     During the nine months ended July 31, 2004, our operating activities used approximately $811,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,258,000, which was offset by cash of approximately $444,000 received from collections of accounts receivable and other receivables related to sales of encryption products and services and approximately $3,000 of interest income received. In addition, we received approximately $836,000 in cash upon the exercise of stock options and purchased approximately $8,000 of equipment. As a result, our cash and cash equivalents at July 31, 2004 increased to approximately $1,040,000 from approximately $1,024,000 at the end of fiscal 2003.

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

     Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2005. However, our projections of future cash needs and cash flows may differ from actual results. We are seeking to improve our liquidity through increased sales or license of products and technology and may also seek to improve our liquidity through sales of debt or equity securities. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate significant revenues in the future (through sales or otherwise) to improve our liquidity, that we will generate sufficient revenues to sustain future operations and/or profitability, that we will be able to expand our current distributor/dealer network, that production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, at terms that we would deem favorable.

2.   Stock-Based Compensation
     ------------------------

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of SFAS No. 148 disclosure requirements, effective February 1, 2003, had no effect on our financial position or results of operations. SFAS No. 123 "Accounting for Stock Based Compensation" encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We account for stock options granted to employees using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148. Compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee or director must pay to acquire the stock. In accordance with APB Opinion No. 25, we have not recognized any compensation cost, as all option grants to employees and directors have been made at the fair market value of our stock on the date of grant.

     Had compensation cost for stock options granted to employees and directors been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share would have increased to the following adjusted amounts:

                                                                        For the Nine Months     For the Three Months
                                                                             Ended                      Ended
                                                                            July 31,                   July 31,
                                                                       ---------------------    -------------------
                                                                          2004        2003          2004        2003
                                                                          ----        ----          ----        ----
Net loss as reported                                                    $(2,538,466)$(2,425,385)  $(1,034,212)   $(650,765)
Add: Total stock-based employee
    compensation expense, determined
    under fair value based method, for
    all awards, net of related tax effect                                (1,272,801)   (664,884)     (910,758)    (658,929)
                                                                         ----------    --------      --------      --------
Net loss as adjusted                                                    $(3,811,267)$(3,090,269)  $(1,944,970) $(1,309,694)
                                                                        =========== ===========   ===========   ===========

Net loss per share, basic and diluted:
    As reported                                                              $(0.03)     $(0.03)      $(0.01)       $(0.01)
                                                                             ======      ======        ======        ======
    As adjusted                                                              $(0.05)     $(0.04)      $(0.02)       $(0.02)
                                                                             ======      ======        ======        ======

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants during the nine months ended July 31, 2004: risk free interest rates of 2.53%; expected dividend yields of 0%; expected lives of 2.48 years; and expected stock price volatility of 123%. The weighted average fair value of options granted under SFAS No. 123 for the nine months ended July 31, 2004 was $0.42.

     During the nine-month periods ended July, 2004 and 2003, we granted to employees, directors and consultants options to purchase 3,340,000 shares and 6,330,000 shares, respectively, pursuant to the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the Copytele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123. Compensation expense for consultants, recognized during the nine-month and three-month periods ended July 31, 2004, was approximately $132,000 and $115,000, respectively. We recognized no such compensation expense for consultants during the nine-month period ended July 31, 2003. Options granted during the nine-month period ended July 31, 2004 included options to purchase 750,000 shares, 250,000 shares, 50,000 shares, 100,000 shares, and 60,000 shares granted to Denis A. Krusos, our Chairman of the Board and Chief Executive Officer, Frank J. DiSanto, our President, Henry P. Herms, our Vice President - Finance and Chief Financial Officer, George P. Larounis, a director, and Anthony Bowers, a director, respectively. During the nine-month periods ended July 31, 2004 and 2003, stock options to purchase 1,706,000 shares and 3,409,000 shares, respectively, were exercised, with aggregate proceeds of approximately $836,000 and $827,000, respectively.

     During the nine-month periods ended July 31, 2004 and 2003, we issued 2,102,250 shares and 3,961,175 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2000 Share Plan and the 2003 Share Plan, which includes 235,000 shares and 25,000 shares issued during the nine-month period ended July 31, 2004 to Mr. Krusos and Mr. Herms, respectively. We recorded compensation costs for the nine-month and three-month periods ended July 31, 2004 and 2003 of approximately $1,175,000, $463,000, $963,000, and $389,000 respectively, for the shares of common stock issued to employees. In addition, during the nine-month periods ended July 31, 2004 and 2003, we issued 628,860 shares and 1,216,577 shares, respectively, of common stock to consultants for services rendered pursuant to the 2000 Share Plan and the 2003 Share Plan. We recorded consulting expense for the nine-month and three-month periods ended July 31, 2004 and 2003, of approximately $328,000, $91,000, $268,000 and $70,000, respectively, for the shares of common stock issued to consultants.

     As of July 31, 2004, 42,048 shares and 364,019 shares, respectively, were available for future grants under the 2000 Share Plan and the 2003 Share Plan.

3.   OTHER RECEIVABLES
     -----------------

     In May and June 2002, we received restricted common stock from a customer in connection with an outstanding accounts receivable of approximately $323,000 and anticipated settling this accounts receivable through the ultimate sale of the common stock. This customer has agreed with us to cure any deficiency between the proceeds from the sale of the common stock and the balance of the outstanding accounts receivable. In addition, the customer's principal shareholder has personally agreed to cure any deficiency in the event that the customer defaults on its agreement to cure such deficiency, up to $292,000. As of July 31, 2004, we received aggregate proceeds of approximately $124,000 from the sale of a portion of the common stock and we intend to sell the remaining portion of such stock during the next twelve months. This receivable is stated at management's estimate of its net realizable value.

4.   INVENTORIES
     -----------

         Inventories consist of the following as of:

                                                                        April 30,         October 31,
                                                                          2004               2003
                                                                          ----               ----
             Component parts                                            $ 323,338      $       341,344
             Work-in-process                                               95,849               48,324
             Finished products                                            613,567              655,207
                                                                      -----------     ----------------
                                                                      $ 1,032,754     $      1,044,875
                                                                      ===========     ================

5.   NET INCOME (LOSS) PER SHARE OF COMMON STOCK
     -------------------------------------------

     We comply with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the nine-month and three-month periods ended July 31, 2004 and 2003 were options to purchase 16,252,546 shares and 16,835,746 shares, respectively.

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

     The following represents selected financial information for our segments for the nine-month and three-month periods ended July, 2004 and 2003:

                                                                         Encryption Products
               Segment Data                     Flat-Panel Display           and Services                 Total
-------------------------------------------    ---------------------     ----------------------    ---------------------

Nine Months Ended July 31, 2004:
   Revenue                                       $             -           $     357,251             $     357,251
   Net loss                                           (1,452,496)             (1,085,970)               (2,538,466)

Nine Months Ended July, 2003:
   Revenue                                       $             -           $     196,322             $     196,322
   Net loss                                           (1,234,356)             (1,191,029)               (2,425,385)



                                                                         Encryption Products
               Segment Data                     Flat-Panel Display           and Services                 Total
-------------------------------------------    ---------------------     ----------------------    ---------------------

Three Months Ended July 31, 2004:
   Revenue                                       $             -           $      216,447            $     216,447
   Net loss                                             (715,151)                (319,061)              (1,034,212)

Three Months Ended July 31, 2003:
   Revenue                                       $             -           $       83,240           $       83,240
   Net loss                                             (445,558)                (250,207)                (650,765)



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        -----------------------------------------------------------------------

GENERAL
-------

     Our principal operations include the development, production and marketing of thin, high-brightness, flat panel video displays and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

     Our line of hardware-based encryption products presently includes the USS-900, the USS-900NB, the USS-900T, the USS-900TL, the USS-900WF, the USS-900WFL, the DCS-1200, the DCS-1400, the DCS-1400D, the STS-1500 and the ULP-1. These encryption products are multi-functional, hardware based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed the USS-900 Security Software, a software security product for the encryption of data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, using either the Triple DES or the AES algorithm. We have also developed the DCS-1800 Security Software to encrypt voice and data in cellular and satellite phones, scanners, and printers. Furthermore, we have developed modifications of our standard equipment for specific applications and are producing the USS-900T and USS-900TL to provide automatic fax security over the Thuraya satellite network, built by Boeing Satellite Systems, Inc. ("Boeing"). We have also developed and are producing the DCS-1400D which is combined with the Thuraya handset to provide voice security over the Thuraya satellite network. We are continuing our research and development activities for additional encryption products.

     We are currently using several U.S.-based electronic production contractors to produce the components for our encryption devices. We sell our encryption products directly to end-users and through dealers and distributors.

     In April 2004, we entered into an agreement with Boeing, allowing Boeing to provide our encryption products for use over the Thuraya satellite communications network. Boeing is purchasing the USS-900T and USS-900TL for fax encryption and the DCS-1400 and DCS-1400D for voice encryption and is selling these units for use with its Thuraya handsets throughout the Thuraya satellite network. Our encryption technology has been integrated directly into this phone system. Our products enable the Thuraya satellite network to provide encrypted communications between satellite phones, from satellite phones to desk-based phones or between desk-based phones. The use of encryption is expected to benefit Thuraya satellite telecommunications customers that Boeing is currently serving in Iraq. Boeing provides mobile satellite services to officials in Baghdad's governing ministries, to U.S. military forces and to other U.S. personnel in Iraq.

     We have provided our hardware and software encryption solutions to several other large organizations which are evaluating our solutions in connection with their security requirements. Our USS-900 has been selected by a major U.S. company to secure its worldwide fax communications. We have also entered into an agreement with another major U.S. company to supply prototypes of our encryption products configured to interface with its satellite global positioning system ("GPS") and data communication network. In addition, we have received orders from other U.S. companies that principally supply U.S. government agencies and foreign governments, to provide our USS-900, DCS-1200, and DCS-1400 to encrypt voice, fax, and data over satellite communication systems. Such companies placed their orders after an extended evaluation of our products' performance using the Iridium, Globalstar, Immarset, Immarset M-4, Mini M and Thuraya satellite communication networks. We believe that encrypting information over satellite networks is in the early stages and expect this field to be an expanding opportunity for our encryption products due to the rising demand for information security over many regions of the world.

     We have made significant advancements to develop and produce our thin film video flat panel displays utilizing our electronic emission technology. We are initially pursuing applications for our display that we believe will demonstrate its performance advantages over liquid crystal displays ("LCDs"). In particular, we have been demonstrating our displays to a number of companies for use in outdoor products made by them that operate over wide air temperature ranges and under high and low light ambient conditions, and that require wide viewing angles.

     We provided our display to a company to evaluate the display's performance in a product produced by the company that operates over a wide air temperature range in an outdoor environment. After successfully testing our display, that company issued to us a purchase order for a seed quantity of modules containing our display, to replace LCD modules in the company's product. Based on this development, we have, together with Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for approximately seven years, started to produce our 5-inch (diagonal) high-brightness displays using Volga's current production facility. The initial display modules we are producing are fulfilling the seed order and, based on this, we are making modifications to the display modules to meet customer requirements. We are providing funding to Volga for this work; these development payments to Volga are included in research and development expenses in the accompanying condensed financial statements. Volga has agreed to produce an initial quantity of these displays for commercial sales on a fixed price basis. We anticipate that Volga may in the future produce additional quantities of displays for commercial sales also on a fixed price basis, but we have not entered into any agreements with Volga for such future production.

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

     We announced in June 2004 an agreement for a U.S. company to supply us prototypes of a proprietary array of low voltage controllable nanotubes for electron emission. Under the arrangement, we have exclusive rights to the nanotube system for display products. We also announced in June 2004 an agreement with an Asian company to jointly produce prototypes of two products having a proprietary thin film technology (TFT) color matrix structure based on our high brightness video flat panel display technology. Under the agreement, the Asian company will supply to us prototypes of the two products. The products are modified TFT color matrix structures having a 7-inch (diagonal) with 1440 x 234 pixels and a 5-inch (diagonal) with 960 x 235 pixels. We will complete the color displays by adding color phosphors in each pixel in the product matrices and by using our current and nanotube electron emission technology to activate the red, blue and green phosphors. We have completed our design modifications with the Asian company and they have completed the masks which are being utilized to produce the prototypes of the two products. We anticipate receiving prototypes of the two products in October 2004 and we will then, with the assistance of Volga, complete the fabrication, evaluate the performance, and, if necessary, make modifications to the prototypes. We anticipate that the displays will be compatible with both wide-screen and standard TV formats for digital TV and DVD operation. We believe that this will enable us to be able to produce displays which could meet the requirements of several companies' large quantity applications. There can be no assurance that we can develop or produce color video displays or displays using controllable nanotubes and modified TFT technology or that we can produce larger display sizes or greater quantities using such technology.

     Currently, LCDs are the most commonly used flat panel displays in commercial products. We believe that our display has the following advantages over LCD displays:

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

Stock Based Compensation
------------------------

     We account for stock options granted to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provision of SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". If we were to include the cost of employee stock option compensation in the financial statements, our net loss for the nine-month and three-month periods ended July 31, 2004 and 2003 would have increased by approximately $1,273,000, $665,000, $911,000 and $659,000, respectively, based on the fair value of the stock options granted to employees.

RESULTS OF OPERATIONS
---------------------

Nine months ended July 31, 2004 compared with nine months ended July 31, 2003
-----------------------------------------------------------------------------

     Sales
     -----

     Revenue. Revenue from sales increased by approximately $161,000 in the nine-month period ended July 31, 2004, to approximately $357,000, as compared to approximately $196,000 in the comparable prior-year period. All revenue during both periods was from our encryption products and services segment. The increase in revenue was principally due to an increase in unit sales of our encryption products to Boeing. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in revenue between periods generally represent the nature of the early stage of our product and sales channel development.

     Gross Profit. Gross profit from sales of encryption products and services increased by approximately $139,000 in the nine-month period ended July 31, 2004, to approximately $228,000, as compared to approximately $88,000 in the comparable prior-year period. The increase in gross profit was due to the increase in revenue and to higher gross profit percentages on certain transactions as compared to the prior-year period. Gross profit as a percent of revenue increased to approximately 64% in the nine-month period ended July 31, 2004, as compared to approximately 45% in the comparable prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

     Research and Development Expenses

     Research and development expenses increased by approximately $381,000 in the nine-month period ended July 31, 2004, to approximately $1,732,000, from approximately $1,351,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in outside research and development expense, relating principally to our development of modified TFT technology for our flat panel displays, of approximately $252,000 and an increase in employee compensation and related costs of approximately $118,000.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by approximately $129,000 to approximately $1,037,000 in the nine-month period ended July 31, 2004, from approximately $1,166,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a decrease in the provision for bad debts of approximately $280,000, a write down of Magicom inventory in the prior year of approximately $58,000 and a decrease in advertising expense of approximately $41,000, offset by compensation expense of approximately $132,000 recorded in the current period for stock options issued to consultants and an increase in employee compensation and related costs of approximately $108,000. The decrease in the provision for bad debts resulted from a provision for bad debts in the prior year of approximately $207,000 and a recovery in the current period of previously reserved amounts of approximately $73,000.

     Interest Income

     Interest income in each of the nine-month periods ended July 31, 2004 and 2003 was approximately $3,000.

Three months ended July 31, 2004 compared with three months ended July 31, 2003
-------------------------------------------------------------------------------

     Sales

     Revenue. Revenue from sales increased by approximately $133,000 in the three-month period ended July 31, 2004, to approximately $216,000, as compared to approximately $83,000 in the comparable prior-year period. All revenue during both periods was from our encryption products and services segment. The increase in revenue was principally due to an increase unit sales of our encryption products to Boeing. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in revenue between periods generally represent the nature of the early stage of our product and sales channel development.


     Gross Profit. Gross profit from sales of encryption products and services increased by approximately $80,000 in the three-month period ended July 31, 2004, to approximately $133,000, as compared to approximately $53,000 in the comparable prior-year period. The increase in gross profit was primarily due to the increase in revenue. Gross profit as a percent of revenue decreased to approximately 62% in the three-month period ended July 31, 2004, as compared to approximately 63% in the comparable prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

     Research and Development Expenses

     Research and development expenses increased by approximately $285,000 in the three-month period ended July 31, 2004, to approximately $741,000, from approximately $456,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in outside research and development expense, relating principally to our development of modified TFT technology for our flat panel displays, of approximately $210,000 and an increase in employee compensation and related costs of approximately $60,000.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by approximately $179,000 to approximately $427,000 in the three-month period ended July 31, 2004, from approximately $248,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to compensation expense of approximately $115,000 recorded in the current period for stock options issued to consultants and an increase in employee compensation and related costs of approximately $45,000.

     Interest Income

     Interest income in each of the three-month periods ended July 31, 2004 and 2003 was approximately $1,000.


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

     During the nine months ended July 31, 2004, our operating activities used approximately $811,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,258,000, which was offset by cash of approximately $444,000 received from collections of accounts receivable and other receivables related to sales of encryption products and services and approximately $3,000 of interest income received. In addition, we received approximately $836,000 in cash upon the exercise of stock options and purchased approximately $8,000 of equipment. As a result, our cash and cash equivalents at July 31, 2004 increased to approximately $1,040,000 from approximately $1,024,000 at the end of fiscal 2003.

     Accounts receivable increased by approximately $23,000 from approximately $42,000 at the end of fiscal 2003 to approximately $65,000 at July 31, 2004. The increase in accounts receivable is a result of an increase in revenue and the timing of collections. Other receivables decreased by approximately $43,000 from approximately $127,000 at the end of fiscal 2003 to approximately $84,000 at July 31, 2004. The decrease in other receivables is a result of proceeds received from the sale of a portion of the common stock received from a customer to settle this accounts receivable and other receipts from the customer aggregating approximately $116,000, offset by a reduction of the provision for bad debts related to this accounts receivable of approximately $73,000. The reduction of the provision for bad debts is based on management's estimate of the other receivables' net realizable value. Inventories decreased approximately $12,000 from approximately $1,045,000 at October 31, 2003 to approximately $1,033,000 at July 31, 2004, as a result of the timing of shipments and production schedules. Prepaid expenses and other current assets decreased by approximately $30,000 from approximately $48,000 at the end of fiscal 2003 to approximately $18,000 at July 31, 2004, as a result of the timing of payments. Accounts payable and accrued liabilities increased by approximately $18,000 from approximately $342,000 at the end of fiscal 2003 to approximately $360,000 at July 31, 2004, as a result of the timing of payments.

     As a result of these changes, working capital at July 31, 2004 decreased to approximately $1,881,000 from approximately $1,943,000 at the end of fiscal 2003.

     Our working capital includes inventory of approximately $1,033,000 at July 31, 2004. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

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

     Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2005. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the third quarter of fiscal 2005. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or a line of credit or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.

     We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products on a non-exclusive basis and to end-users. We have provided several large organizations our hardware and software encryption solutions and they are evaluating our solutions in connection with their security requirements. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. During the nine-month period ended July 31, 2004, we have recognized revenue from sales of approximately $357,000.

     The following table presents our expected cash requirements for contractual obligations outstanding as July 31, 2004:

                                           Payments Due by Period
                       ---------------------------------------------------------------
Contractual               Less
 Obligations              than        1-3        4-5       After
                         1 year       years      years     5 years        Total
---------------------  -----------  -----------  --------  ---------  ----------------

Consulting Agreement      $67,500          $ -       $ -        $ -           $67,500

Noncancelable
 Operating Leases         253,000      217,000         -          -           470,000
                       -----------  -----------  --------  ---------  ----------------

Total Contractual
Cash Obligations         $320,500     $217,000       $ -        $ -          $537,500
                       ===========  ===========  ========  =========  ================


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


FORWARD-LOOKING STATEMENTS
--------------------------

     Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in "General Risks and Uncertainties" below and Note 1 to Condensed Financial Statements. You should read this discussion and analysis along with our Annual Report on Form 10-K for the year ended October 31, 2003 and the condensed financial statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

GENERAL RISKS AND UNCERTAINTIES
-------------------------------

     Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:

o We have experienced significant net losses and negative cash flows from operations and they may continue.

     We have had net losses and negative cash flows from operations in each year since our inception and in the nine months ended July 31, 2004, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through July 31, 2004. We have set forth below our net losses, research and development expenses and net cash used in operations for the nine-month periods ended July 31, 2004 and 2003, and for the fiscal years ended October 31, 2003 and 2002:

                                                             (Unaudited)
                                                          Nine Months Ended                 Fiscal Years Ended
                                                              July 31,                          October 31,
                                                   --------------------------------    ------------------------------
                                                        2004            2003                2003           2002
                                                        ----            ----                ----           ----
Net loss                                           $  2,538,466    $  2,425,385        $ 3,114,411     $ 3,285,240
Research and development expenses                  $  1,732,345    $  1,351,072        $ 1,807,742     $ 1,625,974
Net cash used in operations                        $    811,240   $     615,427        $   958,501    $    431,471

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

     Based on reductions in operating expenses that have been made and additional reductions that may be implemented, if necessary, we believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2005. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the third quarter of fiscal 2005. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or a line of credit or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.


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

     o our ability to develop and produce displays using controllable nanotubes and modified TFT technology;

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


Item 4. Controls and Procedures.
        ------------------------

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

     There was no change in our internal control over financial reporting during the quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.  Exhibits.
         ---------

               10.1 Form of Stock Option Agreement.

               10.2 Form of Stock Award Agreement.

               31.1 Certification of Chief Executive Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated September 2, 2004.

               31.2 Certification of Chief Financial Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated September 2, 2004.

               32.1 Statement of Chief Executive Officer, pursuant to Section
                    1350 of Title 18 of the United States Code, dated September 2, 2004.

               32.2 Statement of Chief Financial Officer, pursuant to Section
                    1350 of Title 18 of the United States Code, dated September 2, 2004.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CopyTele, Inc.


                                             By: /s/ Denis A. Krusos
                                                --------------------------------
                                             Denis A. Krusos
                                             Chairman of the Board,
                                             Chief Executive Officer
September 2, 2004                            (Principal Executive Officer)


                                             By: /s/ Henry P. Herms
                                                --------------------------------
                                             Henry P. Herms
                                             Vice President - Finance and
                                             Chief Financial Officer (Principal
September 2, 2004                            Financial and Accounting Officer)