Form 10-K
period 2004-10-31
COPYTELE INC
filed 2005-01-18
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 0-11254
--------------------------------------------------------------------------------
                                 COPYTELE, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                     11-2622630
--------------------------------          --------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [_]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant's Common Stock on the Over-the-Counter Bulletin Board on such date ($1.08):
$87,364,065.

On January 10, 2005, the registrant had outstanding 86,794,198 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I
                                     ------

Item 1. Business.
        ---------

     Forward-Looking Statements

     Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under the heading "General Risks and Uncertainties" below. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

Overview
--------

     Our principal operations are the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media and the development, production and marketing of thin, high-brightness, flat panel video displays.

     Encryption Products
     -------------------

     We currently have 14 different products in our line of hardware-based encryption solutions. Our encryption products are multi-functional, hardware based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed two software-based security products, one of which uses either the Triple DES or the AES algorithm to encrypt data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, and the other of which can encrypt voice and data in cellular and satellite phones, scanners, and printers. We sell our encryption products directly to end-users and through dealers and distributors.

     We have developed modifications of our standard products for specific applications. We have developed and are producing several products for use with the satellite communications network of Thuraya Satellite Telecommunications Company ("Thuraya"), a network built by Boeing Satellite Systems, Inc. ("Boeing") that provides communication in Europe, Africa, Russia, the Middle East and Asia. Our products can encrypt voice communication, using a compact encrypted module attached to the Thuraya handset, and automatically encrypt fax communications over the Thuraya network. Additionally, we have developed two products to provide satellite and cellular fax encryption. Our products thus enable the Thuraya network to provide encrypted communications between satellite phones, from satellite phones to desk-based phones, or between desk-based phones.

     In April 2004, we entered into an agreement with Boeing to provide our encryption products for use over the Thuraya network. Under a September 2004 modification to the agreement, Boeing is the exclusive distributor of seven of our products.

     In connection with Boeing becoming the exclusive distributor of some of our products, Boeing authorized us to use its name on our website. Accordingly, customers desiring to purchase such products can find authorized Boeing sales information on the "Encryption Products" page of our website, . In January 2005, Boeing introduced, demonstrated and began marketing CopyTele's encryption products to more than 100 Thuraya Service Providers. CopyTele assisted Boeing with such demonstrations. The products introduced included two new encryption products that CopyTele is selling to Boeing, the Thuraya DCS-1400 for voice encryption and the Thuraya USS-900T for fax encryption. These products contain the brand name of Thuraya and their operating controls are in the Arabic language.

     We also have developed modifications of our standard equipment for other applications. We have provided modifications of our hardware and software encryption solutions to several large organizations which are evaluating our products in connection with their security requirements. A major U.S. defense contractor has begun to purchase one of our products, which provides landline fax encryption automatically with any standard fax machine, to secure its worldwide fax communication. We have entered into an agreement with another major U.S. company to supply a proof of concept encryption solution utilizing another product that has been configured to interface with that company's satellite global positioning system ("GPS") and data communication fleet management network. Another major U.S. company is planning to sell our line of encryption products on its website. We are also developing an encryption solution to secure data links between that company's scanners and printers in its multi-functional products.

     We have recently received from the U.S. patent office two patent notices of allowance for securing e-mail attachments in four of our products, and for three other products. We are continuing to apply for additional patents for our encryption technology.

     Display Technology
     ------------------

     We are continuing to work on our electron emission display ("Flat CRT") technology. We believe that our unique low voltage and low power Flat CRT display will be an important entry into the rapidly expanding flat panel field for all applications, from cell phones to TV. Flat CRT technology is recognized as one of the most promising candidates to replace the cathode ray tube ("CRT"). CRTs have been highly successful for decades, but are bulky and power hungry. Flat CRT technology, by contrast, permits production of a display that preserves the desirable characteristics of a CRT - including full-color; a wide viewing angle; the ability to operate in severe environmental conditions; and a long operational life - in a much more compact, energy-efficient flat panel display.

     We have developed a Flat CRT that not only preserves the desirable characteristics of a CRT but also achieves high brightness, has a unique low voltage and power electron emission design and pixel structure with built-in pixel memory, and has long life. Our Flat CRT displays:

     o can be produced in a variety of sizes, permitting their use in many applications from small hand-held devices to large high-definition TV devices;

     o function in a broad environmental range, similar to a CRT, including operating at night or in sunlight and over a large temperature range;

     o    have low power consumption;

     o    can be viewed from a wide angle, similar to a CRT;

     o    have high brightness with video capability;

     o have no picture geometric distortion - the phosphor in each pixel is stimulated individually; and

     o can display both wide-screen and standard TV formats for digital TV and DVD operations.

     Currently, liquid crystal displays ("LCDs") are the most commonly used flat panel displays in commercial products. We believe that our display has a number of advantages over LCD displays:

     o No backlight (LCDs require a backlight that results in high power consumption and contains mercury)

     o No thermistor (LCDs require thermistors to control operation at various temperatures)

     o    No polarizer (polarizers are required in LCDs)

     o    No color filter (LCDs require color filters)

     o    Almost hemispherical viewing angle (LCDs have limited viewing angles)

     o    Higher contrast ratio

     o    Faster video response time

     o    Operation over a wider range of ambient temperatures

     o    Longer life

     o Not affected by ultraviolet light (LCDs contain a liquid crystal which may deteriorate after long exposure to direct sunlight)

     o Safer (leakage of liquid crystals from LCDs may be dangerous)

     We have provided our display to a potential customer for evaluation of the display's performance in a product which must operate over a wide ambient temperature range in an outdoor environment. After successfully testing our display, the customer ordered a seed quantity of modules containing our display, to replace LCD modules in our customer's product. We have recently supplied the customer with displays that the customer has installed in its product for field evaluation. However, to be able to supply large quantities of displays to this customer and other potential customers, we have been developing a Flat CRT display based on our thin film technology ("TFT"). We have determined to produce only these displays and we are planning to use these displays to supply this customer's requirements.

     We entered into an agreement, in June 2004, with an Asian company, which currently mass produces TFT LCDs, to jointly produce prototypes of two modified TFT color matrix pixel structures for our Flat CRT display based on our high brightness technology. The two color matrix structures, which are components of our displays, are a 7-inch (diagonal) with 1440 x 234 pixels and a 5.5 inch (diagonal) with 960 x 234 pixels. As part of our TFT color matrix design, each pixel contains memory to achieve high brightness at video rates. We have funded the development of these prototypes, and may enter into a further agreement for commercial production of the structures or the complete color displays. The company has agreed to produce such structures only for us.

     In October 2004, we developed, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for over seven years, prototype displays containing the modified TFT color matrix structures we received under our agreement with the Asian company. Upon the completion of our evaluation of the structures, we believe that Volga can supply a limited production capability and we are planning to utilize either the Asian company or other TFT LCD production companies to mass produce the display for potential users. The prototype monochrome display Model CTDV-201 has a 5.5 inch (diagonal) with 320 x 234 pixels and has the following specifications.

     Display Technology:                          Proprietary CopyTele Flat Thin
                                                  High Brightness Video Display

     Display Area:                                113mm (H) x 87mm(V)

     Display Diagonal:                            140mm (5.5 inches)

     No. of Pixels:                               320 x 234

     Pixel Pitch:                                 .318mm x .318mm

     Viewing Angle:                               Almost hemispherical

     Response Time:                               10 microseconds

     We have also developed another prototype color display Model CTDV-202 having a 5.5-inch diagonal with 960 x 234 pixels, which has the following specifications:

     Display Technology:                          Proprietary CopyTele Flat Thin
                                                  High Brightness Video Display

     Display Area:                                113mm (H) x 87mm(V)

     Display Diagonal:                            140mm (5.5 inches)

     No. of Pixels:                               960 x 234

     Pixel Pitch:                                 .106mm x .318mm

     Viewing Angle:                               Almost hemispherical

     Response Time:                               10 microseconds

     We are also completing the assembly, with the assistance of Volga, of another prototype display containing the modified TFT color matrix structures we received under our agreement with the Asian company. The prototype color display has a 7.0 inch (diagonal) with 1440 x 234 pixels, with the following specifications:

     Display Technology:                          Proprietary CopyTele Flat Thin
                                                  High Brightness Video Display

     Display Area:                                154mm (H) x 87mm(V)

     Display Diagonal:                            178mm (7.0 inches)

     No. of Pixels:                               1440 x 234

     Pixel Pitch:                                 .107mm x .372mm

     Viewing Angle:                               Almost hemispherical

     Response Time:                               10 microseconds

     To activate the red, green and blue phosphors contained in the modified TFT color matrix pixel structure in our displays, we are using both our current electron emission technology and a new nanotube technology we are developing in cooperation with a U.S. company. The new technology consists of a unique array of low voltage controllable nanotubes for electron emission. These nanotubes are extremely small carbon elements, approximately 2,500 times thinner than the width of a human hair, that emit electrons under controllable conditions. In cooperation with that company, we have produced experimental design configurations which demonstrate the feasibility of the nanotube technology meeting our design requirements. We have the exclusive right to use this company's nanotube technology for display applications.

     We have recently received, from the U.S. patent office, patents for three variations of our video display technology and a notice of allowance of the claims contained in our patent application for one other variation of our video display technology. We are continuing to apply for additional patents for our video display technology.

     We were incorporated on November 5, 1982 under the laws of the State of Delaware. Our principal executive offices are located at 900 Walt Whitman Road, Melville, New York 11747, our telephone number is 631-549-5900, and our Internet website address is www.copytele.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission.

General Risks and Uncertainties
-------------------------------

     Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:

     o We have experienced significant net losses and negative cash flows from operations and they may continue.

     We have had net losses and negative cash flows from operations in each year since our inception, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. Although payments from Futaba Corporation ("Futaba") of Japan, under an agreement with Futaba, provided substantial cash from operations during the year ended October 31, 2002, since the agreement with Futaba terminated in June 2002, we will not receive any further payments under this agreement.

     We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through October 31, 2004. We have set forth below our net losses, research and development expenses and net cash used in operations for the three fiscal years ended October 31, 2004:

                                               Fiscal Years Ended October 31,
                                               ------------------------------
                                               2004          2003         2002
                                               ----          ----         ----
Net loss.................................. $ 3,360,655  $ 3,114,411  $ 3,285,240
Research and development expenses.........   2,164,427    1,807,742    1,625,974
Net cash used in operations...............   1,025,122      958,501      431,471

     o We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders, and our auditors have issued a "going concern" audit opinion.

     We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products. The auditor's report on our financial statements as of October 31, 2004 states that the net loss incurred during the year ended October 31, 2004, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the years ended October 31, 2003 and 2002 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

     We believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2006. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2006. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.

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

     o The small size of our accounting and financial staff has exposed us, and may expose us in the future, to risks relating to our internal control, and may limit our growth.

     The small size of our accounting and financial staff has exposed us to risks relating to our internal control over financial reporting. In particular, as discussed under Item 9A, Controls and Procedures, in December 2004, we discovered that an employee in our accounting staff had defrauded us of approximately $189,000 (of which approximately $4,000 we believe was replaced) during fiscal 2004 and the first month of fiscal 2005 and approximately $28,000 during the period from fiscal 2001 through fiscal 2003. While we have recovered approximately $110,000 of such loss through insurance proceeds and will seek additional recoveries from other parties, and we have taken steps to improve our internal controls to prevent such activity in the future, there can be no assurance that our controls and procedures will prevent all errors or fraud, or that any future such losses would be insured or otherwise recoverable. We may need to recruit additional staff to improve our internal controls or to support growth of our business, the costs of which would reduce the funds available for research and development and marketing activities.

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

Products
--------

     Encryption Products
     -------------------

     We produce and market a line of high-grade, hardware and software based encryption products that provide security for voice, fax and data transmissions utilizing cellular, satellite, digital and analog communication media. Our encryption technology products encode information through a complex mathematical formula called an algorithm. The algorithm requires a secret "key" to both encrypt and decrypt information. Only the secret key that is used to encrypt the information can be used to decrypt the information. Our products automatically generate new secret keys electronically with each call. When communicating encrypted information over a communications media, all of our products generally are required at both the sending and receiving end.

     The features common to our hardware communication products are as follows:

     o    Simple user operation.

     o Every session uses a new secret encryption key to both encrypt and decrypt information.

     o Use of a hardware or software random number generator as part of the secret key system.

     o Encryption for point-to-point communication using one of our products at each end.

     o Export approval received from the U.S. Department of Commerce using the Citadel(TM) CCX from Harris Corporation or Triple DES or AES algorithms and a minimum 128-bit encryption key length.

     o    Small, lightweight and enclosed in a plastic case.

     o    Low power consumption.

     A summary of our encryption products, and additional features of each, is as follows:

----------------------------------------------------------------------------------------------
        Product                               Features
----------------------------------------------------------------------------------------------
                          Voice    Fax    Data                 Comments
----------------------------------------------------------------------------------------------
DCS-1400*                   X                       Compact, lightweight, portable
                                                    encryption terminal for securing
                                                    voice communications when connected
                                                    to data capable digital cellular or
                                                    satellite telephones.
----------------------------------------------------------------------------------------------
Thuraya DCS-1400 **, ***    X                       Secure voice communication for use
                                                    with Thuraya satellite telephones.
                                                    Compact, lightweight, portable
                                                    encryption terminal
----------------------------------------------------------------------------------------------
DCS-1200 *, ***             X              X        Secure voice and data
                                                    communications when connected to
                                                    data capable digital cellular or
                                                    satellite telephones or virtually
                                                    any PBX phone.
----------------------------------------------------------------------------------------------
DCS-1400D **,***            X                       Integrated  encryption  docker  for
                                                    the Thuraya handset.
----------------------------------------------------------------------------------------------
USS-900 *                   X       X      X        Compact and portable high-grade
                                                    security hardware system capable of
                                                    encrypting voice, fax, data and
                                                    data storage when combined with a
                                                    telephone, fax machine, or
                                                    computer.
----------------------------------------------------------------------------------------------
USS-900 Narrowband *        X       X      X        Voice, fax and data option for
                                                    low-speed PSTN communication.
                                                    Compatible with DCS-1200 &
                                                    DCS-1400.
----------------------------------------------------------------------------------------------
USS-900T **                 X                       Secure fax unit for direct
                                                    connection to the Thuraya handset
                                                    and an analog fax machine. Enhanced
                                                    Thuraya fax speed.
----------------------------------------------------------------------------------------------
Thuraya USS-900T **, ***            X               Secure Thuraya fax communication.
                                                    Encrypting fax unit for direct
                                                    connection to the Thuraya handset
                                                    and an analog fax machine. Enhanced
                                                    Thuraya fax speed.
----------------------------------------------------------------------------------------------
USS-900TL **                        X               Connect to analog fax machines and
                                                    PSTN line. Compatible with the
                                                    USS-900-T.
----------------------------------------------------------------------------------------------
USS-900WF **                        X               Secure low-speed fax for other
                                                    satellite and cellular networks
                                                    (Inmarsat, Globalstar, etc).
----------------------------------------------------------------------------------------------
USS-900WFL **                       X               Connect to analog fax machines and
                                                    PSTN line. Compatible with the
                                                    USS-900-WF.
----------------------------------------------------------------------------------------------
USS-900AF AutoFax                   X               Compact high-grade security
                                                    hardware system automatically
                                                    encrypting fax communication when
                                                    connected to any G-3 fax machine.
                                                    Receive both secure and clear fax
                                                    messages automatically.
----------------------------------------------------------------------------------------------
STS-1500                    X                       Easy to use secure voice
                                                    teleconferencing system that
                                                    provides simultaneous encrypted
                                                    voice communications with up to 5
                                                    locations.
----------------------------------------------------------------------------------------------
USS-900 Security                           X        Protect individual files or entire
Software                                            folders with just a few clicks of
                                                    the mouse. Send and receive
                                                    encrypted e-mail attachments.
                                                    Restrict unauthorized computer
                                                    access by preventing the Windows
                                                    Operating System from initiating
                                                    without proper identification.
 ----------------------------------------------------------------------------------------------
ULP-1                                      X        Easy-to-use hardware based
                                                    encryption solution. Simply plug it
                                                    into laptop computers via the use
                                                    of a PCMCIA card. Protect the
                                                    integrity of your computer by
                                                    ensuring that your private and
                                                    confidential information stays that
                                                    way.
----------------------------------------------------------------------------------------------
DCS-1800 Encryption         X              X        Developed for cellular and
Software                                            satellite phone manufacturers for
                                                    easy inclusion of the DCS- 1800
                                                    Security Software directly into the
                                                    telephone, thus providing the
                                                    consumer with an operator friendly
                                                    self-contained secure wireless
                                                    phone for voice and data
                                                    communications.
----------------------------------------------------------------------------------------------

*       Sold by Boeing

**      Sold exclusively by Boeing

*** Sold by Boeing to Thuraya Services Providers under the Thuraya brand name.



New Technologies Under Development
----------------------------------

     Flat Panel Video Display Technology
     -----------------------------------

     During 2004, we continued to pursue our efforts to develop new technologies for color, video flat panel displays.

     We are further developing our display technology to incorporate our modified matrix TFT pixel structure (which is based on our high brightness Flat CRT technology and which we jointly produce with an Asian company that currently mass produces TFT LCDs) and drivers of LCDs into our displays, so that our displays may be produced by facilities currently producing LCDs. We have made prototypes of a 5.5 inch (diagonal) display, with the assistance of Volga, containing our modified TFT color matrix structure and having 320 x 234 and 960 x 234 pixels. We have also received color matrix structures from the Asian company and are completing the assembly, with the assistance of Volga, of a prototype display having a 7.0 inch (diagonal) with 1440 x 234 pixels. We have incorporated in our prototype displays low temperature vacuum sealing and the use of low voltages and power to conform to the requirements of our modified TFT color matrix structures. Our prototypes utilize voltages comparable to a TFT LCD and contain blue-green or red, green and blue phosphors to operate at these low voltages.

     We are continuing to further develop these Flat CRT displays to optimize the low temperature vacuum sealing technologies and driver electronics for production purposes. Our Flat CRT contains no backlight, color filter or polarizer required in LCD displays which represent the major costs in producing LCDs.

     We are also developing, with the assistance of a U.S. company, a unique nanotube technology for another electron emission that we are planning to use in our Flat CRT. To conform with our color matrix structures, our nanotube design utilizes low voltages and no focusing elements. The use of nanotube electron emission reduces the power consumption of our display and can be incorporated in hand-held and HDTV television products. The new technology consists of a unique array of low voltage controllable nanotubes for electron emission. The nanotubes are extremely small carbon elements, approximately 2,500 times thinner than the width of a human hair, that emit electrons under controllable conditions.

     In addition, we are developing a unique spacer technology which would support the display glass substrates under vacuum. Our color matrix structures contain no backlight, color filter or polarizer, and use a chip on glass ("COG") matrix design, so that the overall display thickness is expected to be approximately 1/16 of an inch, thinner than any LCD. There can be no assurance that we can develop or produce color video displays or displays using modified TFT technology or that we can produce larger display sizes or greater quantities using such technology.

     We are also utilizing our E-Paper(TM) technology in connection with development of our unique nanotube electron emission technology. We are currently investigating the possible licensing of our E-Paper(TM) display technology and patents. We can give no assurance that we will license our technology and patents.

     Encryption Technology
     ---------------------

     We are continually engaged in the development of additional capabilities for our current product lines as well as the development of new products to meet current and anticipated customer applications.

     We are developing an encryption solution for encrypting data and GPS information used in the fleet management of vehicles. We have made prototypes to demonstrate the feasibility of our encryption solution. We are also developing an encryption solution to secure data links between scanners and printers contained in one company's multi-functional products.

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

Production
----------

     Flat Panel Video Display Products
     ---------------------------------

     Volga has produced, under our Joint Cooperation Agreement, monochrome 5-inch (diagonal) displays having 320 x 240 pixels. Volga used sources for the required materials and components located in Russia, U.S., Europe, and Asia. The displays produced by Volga were used to supply modules for evaluation by our current customer. Also, the displays were used to determine the design and specifications to modify the TFT color pixel structures supplied by the Asian company. We are, with the assistance of Volga, producing the displays containing the TFT color pixel structures. Upon the completion of our evaluation of the TFT color based pixel structures, we believe that Volga can supply a limited production capability and we are planning to utilize either the Asian company or other TFT LCD production companies to mass produce the display for potential users. There is no assurance that we can produce the displays or that we can make suitable production arrangements with other companies.

     Encryption Products
     -------------------

     Our encryption products consist of a printed circuit board populated with electronic components and connectors enclosed in a plastic case. We design all the hardware, software, packaging and operating manuals for our products. The four main electronic components - the Citadel(TM) CCX encryption chip or hardware key generator chip; a digital signal processor; a vocoder; and modems - are contained on a printed circuit board. We are currently using several U.S.-based electronics-production contractors to procure the printed circuit boards and mount the associated electronics components on the circuit board. We currently use approximately a dozen primary component and printed circuit-board suppliers and one production assembly contractor. Given normal lead times, we anticipate having a readily available supply of all electronic components that we require for assembling our encryption products.

     Our production contractors produce and visually inspect the completed circuit boards. We perform final assembly, including installation of the software, by enclosing the completed printed circuit boards into the product and performing functionality testing of all units at our premises at Melville, New York prior to shipment to our customers. We test our finished products using internally developed product assurance testing procedures. We currently produce our line of products in quantities to meet marketing requirements.

Marketing and Sales
-------------------

     Flat Panel Video Display Products
     ---------------------------------

     We are continuing to pursue marketing opportunities for our display technology. We have utilized models of our monochrome 5-inch (diagonal) display to demonstrate the capabilities of our display and its advantages over LCDs.

     We have continued to work with one company to develop a plug-in module of our 5-inch (diagonal) display to replace the LCDs in that company's product. Our display passed the company's operating environment requirements and, as a result, we have received a purchase order to provide the customer with a seed quantity of such modules. Volga has produced the modules to meet part of this purchaser's requirements. We are planning to utilize our modified TFT color matrix pixel structures based displays for supplying the current customer requirements and for other applications we are pursuing.

     Some of these applications would require large size displays that include the capability to provide a wide-screen or standard TV format for TV and DVD operation. Our current Asian supplier is in the process of expanding its facilities to produce larger size displays. Applications that we are pursuing for incorporation of our displays include both outdoor and indoor informational displays such as those located in parking meters and automobiles.

     Encryption Products
     -------------------

     During the past year we have continued to direct our marketing efforts to participate in the security opportunities created by the U.S. Department of Homeland Security, by the enactment of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and by the Defense Department. HIPAA requires certain privacy protection for medical records and other health care information for individuals. We have agreements with a number of large companies to provide them with both our hardware and software solutions to meet their security requirements.

     We have a long term agreement with Boeing, which is distributing our line of encryption products. These include voice, fax and data products on both an exclusive and non-exclusive basis. In January 2005, Boeing introduced, demonstrated and began marketing CopyTele's encryption products to more than 100 Thuraya Service Providers. CopyTele assisted Boeing with such demonstrations. We have an agreement with a major defense contractor to supply its world-wide fax security requirements. Other large organizations are evaluating our products in connection with their security requirements, including one company that is evaluating an interface with its satellite GPS and data communication fleet management network and another company that is evaluating an encryption solution to secure data links between scanners and printers in its multi-functional products. The latter company is planning to sell our line of encryption products on its website.

     Through these efforts, we have recently begun receiving initial orders and requests from city, state, U.S. government agencies and financial institutions. We expect that these orders could result in requirements for larger quantities of units for their security applications.

     In addition, we presently use a network of distributors in the security field and original equipment manufacturers which market our encryption products on a non-exclusive basis. These distributors, along with our internal marketing group, have sold and marketed our encryption products to multinational corporations, U.S. and foreign governments and local and federal law enforcement agencies.

     We continue to provide training and technical support to our customers and to our distributors and dealers.

Customers
---------

     During fiscal 2004 we recognized approximately $300,000 in revenue from The Boeing Company, or approximately 61% of total net revenue, and approximately $93,000 in revenue from Outfitter Satellite, Inc., or approximately 19% of total net revenue. All of such revenue was in our Encryption Products and Services Segment. During fiscal 2003 we recognized approximately $60,000 and $31,000, respectively, in revenue from two customers in the Encryption and Services Segment, or approximately 25% and 13% of total net revenue. During fiscal 2002 we recognized approximately $4,542,000 in revenue from Futaba under an agreement with Futaba, or approximately 88% of total revenue.

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

Patents
-------

     We have received patents from the United States and certain foreign patent offices, expiring at various dates between 2005 and 2022. We have also filed or are planning to file patent applications for our video flat panel display technologies currently under development, and for our encryption technologies.

     We have recently received from the U.S. patent office patents for three variations of our video display technology and a notice of allowance of the claims contained in our patent application for one variation of our video display technology. We have also received patents related to the design, structure and method of construction of the E-Paper(TM) flat panel display, methods of operating the display, particle generation, applications using the E-Paper(TM) flat panel display, and for our solid state and thin film video color display. We have recently also received two patents for certain of our encryption technology.

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

Research and Development
------------------------

     Research and development expenses were approximately $2,164,000, $1,808,000, and $1,626,000 for the fiscal years ended October 31, 2004, 2003 and 2002, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our Financial Statements.

Employees and Consultants
-------------------------

     We had 23 full-time employees and 22 consultants as of October 31, 2004. Twenty of these individuals, including our Chairman of the Board and our President, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Nineteen individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us. None of our employees is represented by a labor organization or union.

Financial Information About Segments and Geographical Areas
-----------------------------------------------------------

     See our Financial Statements


Item 2. Properties.
        -----------

     We lease approximately 12,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease that expires November 30, 2008. Our base rent is approximately $255,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. We have the right to cancel a portion or the entire lease as of May 31, 2006. This lease does not contain provisions for its renewal and management will continue to evaluate the future adequacy of this facility. We anticipate securing a lease renewal for this facility at the end of the lease term if we determine to remain there. See
Note 11 to our Financial Statements.

     We believe that the facilities described above are adequate for our current requirements.


Item 3. Legal Proceedings.
        ------------------

     We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     At our Annual Meeting of Stockholders, held on October 28, 2004, four directors were elected and the selection of Grant Thornton LLP, independent registered public accountants, as our independent auditors for the fiscal year ending October 31, 2004 was ratified. The following is a tabulation of the voting with respect to the foregoing matters:

     (a) Election of Directors:

                Nominee                     For                Withheld
                -------                     ---                --------

           Denis A. Krusos               78,409,567             575,046
           Frank J.  DiSanto             78,409,767             574,846
           Henry P. Herms                78,413,517             571,096
           George P.  Larounis           78,578,882             405,731

     (b) Ratification of selection of Grant Thornton LLP as independent auditors for the fiscal year ending October 31, 2004:

                  For                     Against                Abstain
                  ---                     -------                -------

               78,734,151                 229,250                 21,212

                                     PART II
                                     -------

Item 5.   Market for the Registrant's Common Equity and
          ---------------------------------------------
          Related Stockholder Matters.
          ----------------------------

     Our common stock has traded on the Over-the-Counter Bulletin Board, under the symbol "COPY", since March 27, 2003. Prior to that date our common stock traded on The Nasdaq Stock Market, Inc. On August 2, 2002 our listing was transferred from the The Nasdaq National Market to The Nasdaq SmallCap Market. The high and low sales prices as reported by the Over-the-Counter Bulletin Board and The Nasdaq Stock Market, Inc. for each quarterly fiscal period during our fiscal years ended October 31, 2003 and 2004 have been as follows:

--------------------------------------------------------------------------------
             Fiscal Period                   High                   Low
================================================================================
            1st quarter 2003                $0.35                  $0.15
            2nd quarter 2003                 0.41                   0.12
            3rd quarter 2003                 0.75                   0.22
            4th quarter 2003                 0.88                   0.51
--------------------------------------------------------------------------------
            1st quarter 2004                 0.63                   0.31
            2nd quarter 2004                 1.32                   0.26
            3rd quarter 2004                 1.10                   0.55
            4th quarter 2004                $1.27                  $0.58
--------------------------------------------------------------------------------

     As of January 10, 2005, the approximate number of record holders of our common stock was 1,400 and the closing price of our common stock was $0.86 per share.

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


                                                     -----------------------------------------------------------------------------
                                                                    As of and for the fiscal year ended October 31,
                                                     -----------------------------------------------------------------------------
                                                             2004            2003           2002            2001          2000
----------------------------------------------------------------------------------------------------------------------------------
Revenue
   Sales, net                                                $494,462       $244,221       $645,027       $732,435     $1,471,998

   Collaborative agreement                                         --             --      4,541,667        958,333             --

       Total revenue
                                                              494,462        244,221      5,186,694      1,690,768      1,471,998
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                  318,350         68,277      3,315,636        993,129        746,560
----------------------------------------------------------------------------------------------------------------------------------
Research and Development Expenses                           2,164,427      1,807,742      1,625,974      2,324,979      2,732,229
----------------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative  Expenses               1,518,911      1,379,614      2,177,608      2,272,386      3,099,483
----------------------------------------------------------------------------------------------------------------------------------
Impairment Loss on Commercial Trade  Barter Credits                --             --      2,820,800             --             --
----------------------------------------------------------------------------------------------------------------------------------
Interest Income                                                 4,333          4,668         23,506         32,279        120,979
----------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                   (3,360,655)    (3,114,411)    (3,285,240)    (3,571,957)    (4,964,173)
----------------------------------------------------------------------------------------------------------------------------------
Net Loss Per Share of  Common Stock - Basic and Diluted         ($.04)         ($.04)         ($.05)         ($.06)         ($.08)
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                2,316,050      2,330,491      2,731,509      6,562,403      6,894,501
----------------------------------------------------------------------------------------------------------------------------------
Long Term Obligations                                              --             --             --             --             --
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                        1,872,930      1,988,206      2,317,490      4,166,526      5,557,599
----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Per Share of Common  Stock                          --             --             --             --             --
----------------------------------------------------------------------------------------------------------------------------------


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

General
-------

                  Our principal operations are the development, production and marketing of multi-functional hardware and software based encryption products that provide information security for domestic and international users over virtually every communications media and the development, production and marketing of thin, high brightness, flat panel video displays.

                  We  currently  have  14  different  products  in our  line  of hardware-based encryption solutions. Our encryption products are multi-functional, hardware based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed two software-based security products, one of which uses either the Triple DES or the AES algorithm to encrypt data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, and the other of which can encrypt voice and data in cellular and satellite phones, scanners, and printers. We sell our encryption products directly to end-users and through dealers and distributors.

                  We have developed modifications of our standard products for specific applications. We have developed and are producing several products for use with the satellite communications network of Thuraya Satellite
Telecommunications Company ("Thuraya"), a network built by Boeing Satellite Systems, Inc. ("Boeing") that provides communication in Europe, Africa, Russia, the Middle East and Asia. Our products can encrypt voice communication, using a compact encrypted module attached to the Thuraya handset, and automatically encrypt fax communications over the Thuraya network. Additionally, we have developed two products to provide satellite and cellular fax encryption. Our products thus enable the Thuraya network to provide encrypted communications between satellite phones, from satellite phones to desk-based phones, or between desk-based phones.

                  In April 2004,  we entered  into an  agreement  with Boeing to provide  our  encryption  products  for use over the  Thuraya  network.  Under a
September 2004 modification to the agreement, Boeing is the exclusive distributor of seven of our products.

In connection with Boeing becoming the exclusive distributor of some of our products, Boeing authorized us to use its name on our website. Accordingly, customers desiring to purchase such products can find authorized Boeing sales information on the "Encryption Products" page of our website, . In January 2005, Boeing introduced, demonstrated and began marketing CopyTele's encryption products to more than 100 Thuraya Service Providers. CopyTele assisted Boeing with such demonstrations. The products introduced included two new encryption products that CopyTele is selling to Boeing, the Thuraya DCS-1400 for voice encryption and the Thuraya USS-900T for fax encryption. These products contain the brand name of Thuraya and their operating controls are in the Arabic language.

                  We also have developed modifications of our standard equipment for other applications. We have provided modifications of our hardware and software encryption solutions to several large organizations which are evaluating our products in connection with their security requirements. A major U.S. defense contractor has begun to purchase one of our products, which provides landline fax encryption automatically with any standard fax machine, to secure its worldwide fax communication. We have entered into an agreement with another major U.S. company to supply a proof of concept encryption solution utilizing another product that has been configured to interface with that company's satellite global positioning system ("GPS") and data communication fleet management network. Another major U.S. company is planning to sell our line of encryption products on its website. We are also developing an encryption solution to secure data links between that company's scanners and printers in its multi-functional products.

                  We are also continuing our research and development work on our electron emission display ("Flat CRT") technology. We have provided our display to a potential customer for evaluation of the display's performance in a product which must operate over a wide ambient temperature range in an outdoor environment. After successfully testing our display, the customer ordered a seed quantity of modules containing our display, to replace liquid crystal display ("LCD") modules in our customer's product. We have recently supplied the customer with displays that the customer has installed in its product for field evaluation. However, to be able to supply large quantities of displays to this customer and other potential customers, we have been developing a Flat CRT display based on our thin film technology ("TFT"). We have determined to produce only these displays and we are planning to use these displays to supply this customer's requirements.

                  We entered into an agreement, in June 2004, with an Asian company, which currently mass produces TFT LCDs, to jointly produce prototypes of two modified TFT color matrix pixel structures for our Flat CRT display based on our high brightness technology. The two color matrix structures, which are components of our displays, are a 7-inch (diagonal) with 1440 x 234 pixels and a
5.5 inch (diagonal) with 960 x 234 pixels. As part of our TFT color matrix design, each pixel contains memory to achieve high brightness at video rates. We have funded the development of these prototypes, and may enter into a further agreement for commercial production of the structures or the complete color displays. The company has agreed to produce such structures only for us.

                  In October 2004, we developed, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for over seven years, prototype displays containing the modified TFT color matrix structures we received under our agreement with the Asian company. The prototype displays we have assembled are the 5.5 inch (diagonal) monochrome Model CTDV-201 with 320 x 234 pixels and the 5.5 inch (diagonal) color Model CTDV-202 with 960 x 234 pixels. We are also completing the assembly of a 7.0 inch (diagonal) prototype color display containing the modified TFT color matrix structures with 1,440 x 234 pixels. Upon the completion of our evaluation of the structures, we believe that Volga can supply a limited production capability and we are planning to utilize either the Asian company or other TFT LCD production companies to mass produce the display for potential users.

                  To activate the red, green and blue phosphors contained in the modified TFT color matrix pixel structure in our displays, we are using both our current electron emission technology and a new nanotube technology we are developing in cooperation with a U.S. company. The new technology consists of a unique array of low voltage controllable nanotubes for electron emission. These nanotubes are extremely small carbon elements, approximately 2,500 times thinner than the width of a human hair, that emit electrons under controllable conditions. In cooperation with that company, we have produced experimental design configurations which demonstrate the feasibility of the nanotube technology meeting our design requirements. We have the exclusive right to use this company's nanotube technology for display applications.

                  There can be no assurance that we can produce commercial quality displays, that we can produce such displays in commercial quantities, that we can successfully market our displays, or of the revenue we might derive from sales of our displays. See "Business - General Risks and Uncertainties".

                  Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. Since 1999 we have also generated cash flows from sales of our encryption products. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have also been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options will be adequate to fund our operations at least through the end of the first quarter of fiscal 2006.

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

                  Collaborative Agreement
                  -----------------------

                  A $2.5 million payment received from Futaba Corporation ("Futaba") of Japan in June 2001, pursuant to an agreement with Futaba, has been recognized ratably over the period between June 2001 and June 2002, the contractually defined one-year period of our commitment under this agreement. A subsequent $3 million payment received from Futaba under this agreement in January 2002 has been recognized ratably over the remainder of the one-year period.

                  Sales Returns
                  -------------

                  Revenues are recorded net of estimated sales returns.

         Inventories
         -----------

                  Inventories are stated at the lower of cost, including material, labor and overhead, determined on a first-in, first-out basis, or market, which represents our best estimate of market value. We regularly review inventory quantities on hand, particularly finished goods, and record a provision  for excess and  obsolete  inventory  based  primarily on forecasts of future product demand. Our net income (loss) is directly affected by management's estimate of the realizability of inventories. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value in the future.

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

                  During the year ended October 31, 2002, we recognized an impairment loss in the amount of approximately $2,821,000 in connection with unused commercial trade barter credits. These trade credits may be redeemed to reduce the cost of advertising as well as other products and services. To utilize these barter credits in exchange for advertising and purchase discounts, we must pay between 65-70% of the transaction value in cash. Because our anticipated cash flow was negatively affected by the termination of the agreement with Futaba, our ability to make such payments and thereby utilize the barter credits is uncertain. Such impairment loss is the only impairment of long-lived assets recorded in the fiscal years ended October 31, 2004, 2003 and 2002.

         Stock Based Compensation
         ------------------------

                  We account for stock options granted to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provision of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123" ("SFAS No. 148"), effective February 1, 2003. If we were to include the cost of employee stock option compensation in the financial statements, our net loss for the fiscal years ended October 31, 2004, 2003 and 2002 would have increased by approximately $2,909,000, $889,000 and $283,000, respectively, based on the fair value of the stock options granted to employees. See "- Impact of Recent Accounting Pronouncements"

Results of Operations
---------------------

Fiscal Year Ended October 31, 2004 Compared to Fiscal Year Ended
October 31, 2003
----------------------------------------------------------------

         Sales


                  Revenue. Revenue from sales increased by approximately $356,000 in fiscal 2004, to approximately $494,000, as compared to approximately $1,808,000 in fiscal 2003. All revenue during both periods was from encryption products and services. The increase in sales was principally due to an increase in unit sales of our encryption products. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

                  Gross Profit. Gross profit from sales of encryption products and services increased by approximately $250,000 in fiscal 2004, to approximately $318,000, as compared to approximately $68,000 in fiscal 2003. The increase in gross profit was primarily due to the increase in revenue, to higher gross profit percentages on certain transactions as compared to the prior-year period, and the effect of a write down of Magicom inventory in fiscal 2003 of approximately $53,000. Gross profit as a percent of revenue increased to approximately 64% in fiscal 2004, as compared to approximately 28% in fiscal 2003. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

         Collaborative Agreement


                  Revenue. We recognized no collaborative agreement revenue in fiscal 2004 and fiscal 2003.

         Research and Development Expenses


                  Research and development expenses increased by approximately $356,000 in fiscal 2004, to approximately $2,164,000, from approximately $1,808,000 in fiscal 2003. The increase in research and development expenses was principally due to an increase in employee compensation and related costs of approximately $126,000 and an increase in outside research and development of approximately $209,000.

         Selling, General and Administrative Expenses


                  Selling, general and administrative expenses increased by approximately $139,000 to approximately $1,519,000 in fiscal 2004 from approximately $1,380,000 in fiscal 2003. The increase in selling, general and administrative expenses was principally due to an in increase in consulting expense of approximately $198,000, an increase in employee compensation and related costs of approximately $116,000, an increase in shareholder relations expense of approximately $31,000, an increase in professional fees of approximately $24,000, and a charge to expense of approximately $75,000 in fiscal 2004 related to a theft by a former employee (see "- Investigation and Recovery Efforts Regarding Misappropriated Funds"), offset by a decrease in the provision for bad debts of approximately $278,000 and a decrease in advertising expense of approximately $34,000. The decrease in the provision for bad debts of approximately $278,000 resulted from a provision for bad debts in the prior year of approximately $205,000 and reversal in the current period of previously reserved amounts of approximately $73,000 due to a partial collection of the outstanding receivable to which the provision relates.

         Interest Income

                  Interest income was approximately $4,000 in fiscal 2004, compared to approximately $5,000 in fiscal 2003.

Fiscal Year Ended October 31, 2003 Compared to Fiscal Year Ended
October 31, 2002
-----------------------------------------------------------------

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

                  In June 2001 and  January  2002,  we  received  payments  from
Futaba of $2,500,000 and $3,000,000, respectively, under an agreement with Futaba. Additionally, under agreements with Volga, we paid Volga an aggregate of $1,110,000 and $360,000 during fiscal 2002 and 2001, respectively, for development efforts during the term of our agreement with Futaba, exclusive of other costs incurred under the agreement with Futaba.

                  During fiscal 2004, our operating activities used approximately $1,205,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,792,000, which was offset by cash of approximately $583,000 received from collections of accounts receivable and other receivables related to sales of encryption products and approximately $4,000 of interest income received. In addition, during fiscal 2004, we received approximately $1,200,000 in cash upon the exercise of stock options and purchased approximately $16,000 of equipment. As a result, our cash and cash equivalents at October 31, 2004 decreased to approximately $1,003,000 from approximately $1,024,000 at the end of fiscal 2003.

                  Accounts receivable increased by approximately $21,000 from approximately $42,000 at the end of fiscal 2003 to approximately $63,000 at October 31, 2004. The increase in accounts receivable is a result of the increase in revenue, the timing of collections and the decrease in the allowance for doubtful accounts. Other receivables decreased by approximately $43,000 from approximately $127,000 at the end of fiscal 2003 to approximately $84,000 at the end of fiscal 2004. The decrease in other receivables is a result of proceeds received from the sale of a portion of the common stock received from a customer to settle this accounts receivable and other receipts from the customer aggregating approximately $116,000, offset by a reduction of the provision for bad debts related to this accounts receivable of approximately $73,000. The reduction of the provision for bad debts is based on management's estimate of the other receivables' net realizable value. Inventories decreased approximately $46,000 from approximately $1,045,000 at October 31, 2003 to approximately $999,000 at October 31, 2004, as a result of the timing of shipments and production schedules. Prepaid expenses and other current assets increased by approximately $74,000 from approximately $48,000 at the end of fiscal 2003 to approximately $122,000 at October 31, 2004. The increase in prepaid expenses and other assets is primarily due to a receivable of approximately $100,000 from insurance companies related to a theft by a former employee (see "- Investigation and Recovery Efforts Regarding Misappropriated Funds"). The balance of the insurance proceeds we received of approximately $10,000 was applied to fiscal 2005. Accounts payable and accrued liabilities increased by approximately $101,000 from approximately $342,000 at the end of fiscal 2003 to approximately $443,000 at October 31, 2004, as a result of the increase in operating expenses and the timing of payments.

                  As a result of these changes, working capital at October 31, 2004 decreased to approximately $1,829,000 from approximately $1,943,000 at the end of fiscal 2003.

                  Our working capital includes inventory of approximately $999,000 and $1,045,000 at October 31, 2004 and 2003, respectively. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

                  During fiscal years ended October 31, 2004, 2003 and 2002, we issued shares of common stock to certain employees for services rendered, principally in lieu of cash compensation. Included in such shares issued during fiscal 2004 were shares issued to our Chairman of the Board and Chief Executive Officer. We recorded compensation expense for the fiscal years ended October 31, 2004, 2003 and 2002 of approximately $1,507,000, $1,292,000 and $ 1,313,000, respectively, for shares of common stock issued to employees. In addition during fiscal 2004, 2003 and 2002, we issued shares of common stock to consultants for services rendered. We recorded consulting expense for the fiscal years ended October 31, 2004, 2003 and 2002 of approximately $342,000, $360,000 and
$115,000, respectively, for shares of common stock issued to consultants.

                  Our plans and expectations for our working capital needs also assume that our Chairman of the Board and Chief Executive Officer and our President will continue to perform services without significant cash compensation or pension benefits. While there are no formal agreements, our Chairman of the Board and Chief Executive Officer and our President waived any and all rights to receive salary and related pension benefits commencing November 1985 through October 31, 2003. For the year ended October 31, 2004, our Chairman of the Board and Chief Executive Officer received salary in the amount of approximately $135,000 in the form of common stock and our President received salary in the amount of approximately $37,000 in cash. There can be no assurance that they will continue to provide such services under such compensation arrangements.

                  The auditor's report on our financial statements as of October 31, 2004 states that the net loss incurred during the year ended October 31, 2004, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the years ended October 31, 2003 and 2002 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty

                  We believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2006. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2006. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.

                  We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. During fiscal 2004, we have recognized revenue from sales of encryption products of approximately $494,000.

                  The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2004:


                                                             Payments Due by Period
                                                            -----------------------
                                    Less
                                    than              1-3             4-5           After
Contractual Obligations            1 year            years           years         5 years          Total
----------------------------     -----------       ----------    ----------     -----------       ----------
Consulting-
Agreement                        $  45,000             --              --             --          $   45,000

Noncancelable
Operating Leases                   $255,000          $153,000          --             --          $  408,000
                                 -----------       ----------    ----------     -----------       ----------
Total Contractual
Cash Obligations                  $ 300,000          $153,000          --             --          $  453,000
                                 ===========       ==========    ==========     ===========       ==========


Investigation and Recovery Efforts Regarding Misappropriated Funds
------------------------------------------------------------------

                  In December 2004, we determined that a former accounting employee embezzled funds from us. We initially conducted an internal investigation, and subsequently engaged an independent accounting firm to conduct an independent investigation of this matter. Through our internal investigation, we determined that the amount embezzled by the employee during fiscal 2004 and the first month of fiscal 2005 was approximately $189,000. We also discovered approximately $4,000 in deposits to our account during these periods that we believe were made by the employee in an effort to conceal his fraudulent activity, for a net loss to us during this period of approximately $185,000. The independent accounting firm agreed with this conclusion. The independent accounting firm determined that the employee had committed additional fraudulent activity during fiscal 2003, and we subsequently conducted a further internal review of activity by the employee since his hiring in 2001 and determined that the employee had committed additional fraudulent activity in fiscal 2002 and fiscal 2001, as well. The total losses from such activity during fiscal 2003, 2002 and 2001 was approximately $28,000. The independent accounting firm also agreed with these conclusions.

                  We have recovered approximately $110,000 of the losses through insurance proceeds. We have applied $100,000 of such recovery to fiscal 2004, and have recorded a charge to expense of approximately $75,000 in fiscal 2004, representing the remainder of the fiscal 2004 loss. We have applied $10,000 of the recovery to the first quarter of fiscal 2005, representing the entire loss identified in such period. The losses in fiscal 2001 through fiscal 2003 were the result of false expenses for which no corresponding asset was received. Accordingly, such amounts were previously expensed in the years such funds were embezzled. We will seek additional recoveries from other parties which, if we are successful in recovering additional amounts, will be recorded as recoveries in future periods when they are received. Based on the amount and nature of the embezzlement and the expected recoveries, we do not believe that the fraudulent activity had a material effect on any of our previously issued financial statements.

                  We have incurred approximately $45,000 of accounting and other professional fees related to this matter during the first quarter of fiscal 2005.

                  In connection with the audit of our financial statements for the year ended October 31, 2004, Grant Thornton LLP, our independent registered public accounting firm, advised us that there were material weaknesses in our internal controls that did not allow us to prevent or detect earlier such fraudulent activities, and that such weaknesses are "material weaknesses", as defined under standards established by the Public Company Accounting Oversight Board. As a result, and in response also to recommendations made by the independent accounting firm that conducted the investigation, to help ensure against such fraudulent activity in the future we have implemented changes to our cash processing and control procedures. We are also in the process of implementing changes to our operating bank account. See Item 9A "Controls and Procedures."

Impact of Recent Accounting Pronouncement
-----------------------------------------

                  In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending October 31, 2005. If we had included the cost of employee stock option compensation in our financial statements, our net loss for the fiscal years ended October 31, 2004, 2003 and 2002 would have increased by approximately $2,909,000, $889,000 and $283,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements.

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



Item 8.           Financial Statements and Supplementary Data.
                  --------------------------------------------

                  See accompanying "Index to Financial Statements."



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
                  -----------------------------------------------------------

                  None.



Item 9A.          Controls and Procedures
                  -----------------------

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that, other than as described below, our disclosure controls and procedures were effective as of the end of fiscal 2004.

         There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         Subsequent to the end of fiscal 2004, however, in connection with our audit of our financial statements for the fiscal year ended October 31, 2004, we determined that a former accounting employee embezzled funds from us. We immediately conducted an internal investigation and, on December 17, 2004, we filed with the SEC a Current Report on Form 8-K disclosing this determination. In addition to our internal investigation, we discussed the matter with our independent registered public accounting firm, Grant Thornton LLP, and also engaged another independent accounting firm to conduct an independent investigation of this matter. The independent accounting firm undertook to (i) gain an understanding of the facts and circumstances surrounding the known fraudulent activity related to the former employee's embezzlement of funds, (ii) determine if the former employee engaged in fraudulent activities other than what had already been identified by our internal investigation, (iii) identify other employees or third parties, if any, that may have been associated with the known fraudulent activity, (iv) with respect to fiscal 2004 and the first month of fiscal 2005, gain an understanding of our internal controls as they relate to the areas in which the employee was involved (such as cash receipts and disbursements) and the responsibilities assigned to the former employee, test these areas for fraud, identify any weaknesses in our internal controls relating to these areas, make recommendations as to improvements in such internal controls, and quantify potential misstatements to our financial statements, and
(v) for fiscal 2001 through fiscal 2003, review areas in which the employee was involved for fraud.

         Through our internal investigation and the independent accounting firm's investigation, we have determined the following:

     o Our internal investigation concluded that the former accounting employee was the sole employee participating in the embezzlement. The independent accounting firm agreed with this conclusion.

     o The independent accounting firm was unable to determine whether any non-employee third party aided or abetted the employee in his fraudulent activity. We have no evidence, however, that any third party aided or abetted him.

     o Our internal investigation determined that, in fiscal 2004 and the first month of fiscal 2005, the former employee wrote checks out to himself using fraudulent authorized signatures, failed to deposit several of his own checks which were paid to us, and concealed such activities through the alteration of bank statements. We determined that the amount embezzled by the employee during these periods was approximately $189,000. We also discovered approximately $4,000 in deposits to our account during these periods that we believe were made by the employee in an effort to conceal his fraudulent activity, for a net loss to us during this period of approximately $185,000. The independent accounting firm agreed with these conclusions.

     o The independent accounting firm determined that the employee had committed additional fraudulent activity during fiscal 2003, resulting a loss of approximately $4,500. We subsequently conducted a further internal review of activity by the employee since his hiring in 2001 and determined that the employee had committed additional fraudulent activity in fiscal 2002 and fiscal 2001, resulting in losses during those periods of approximately $20,000 and $3,500, respectively. The independent accounting firm agreed with these conclusions.

     o The independent accounting firm concluded that, except for the activity our internal investigation had revealed and the activity between 2001 and 2003 described above, the former employee, in all likelihood did not engage in any other fraudulent activity.

     o Our internal investigation concluded, and the independent accounting firm agreed, that the employee's responsibilities in other areas (accounts receivable, sales, inventory and payroll) was very limited and, therefore, the possibility of fraudulent activity in these areas, by this employee, was remote.

         We have terminated the employee and filed a criminal complaint against him, and will seek to recover funds from him. We have recovered approximately $110,000 of the losses through insurance proceeds. We have applied $100,000 of such recovery to fiscal 2004, and have recorded a charge to expense of approximately $75,000 in fiscal 2004, representing the remainder of the fiscal 2004 loss. We have applied $10,000 of the recovery to the first quarter of fiscal 2005, representing the entire loss identified in such period. The losses in fiscal 2001 through fiscal 2003 were the result of false expenses for which no corresponding asset was received. Accordingly, such amounts were previously expensed in the years such funds were embezzled. We will seek additional recoveries from other parties which, if we are successful in recovering additional amounts, will be recorded as recoveries in future periods when they are received. Based on the amount and nature of the embezzlement and the expected recoveries, we do not believe that the fraudulent activity had a material effect on any of our previously issued financial statements.

         We have incurred a total of approximately $45,000 of accounting and other professional fees related to this matter through January 14, 2005.

         In connection with the audit of the Company's financial statements for the year ended October 31, 2004, Grant Thornton advised us that there was a weakness in our internal control over financial reporting that did not allow us to prevent or detect earlier such fraudulent activities. Specifically, Grant Thornton found that there was a lack of procedures in place to effect an adequate segregation of duties over cash and related cash processing. This weakness caused the following deficiencies:

     o    inadequate control of processing of cash receipts,

     o    inadequate control over bank transfers,

     o    inadequate   control   over   original   bank   statements   and   the
          reconciliation process, and

     o    inadequate control over unused checks.

         Grant  Thornton  advised  us  that  these  deficiencies   constitute  a
"material weakness" under standards established by the Public Company Accounting Oversight Board.

         As a result, and in response also to recommendations made by the independent accounting firm that conducted the investigation, to help ensure against such fraudulent activity in the future, we have implemented changes in certain of our internal controls over financial reporting, as follows:

     o an individual from management, rather than someone in the accounting department, will open the bank statements as they are received from the bank and review them for any unusual checks or other transactions before providing the statements to the accounting department to perform reconciliations;

     o this individual will compare all of the cancelled checks returned with the bank statement with our disbursement records to ensure that the records reflect the information on the check and will review the checks for unusual or unexpected endorsements; and

     o mail will be opened by personnel outside the accounting department and any checks will be immediately restrictively endorsed prior to being given to the accounting department.

         The independent accounting firm also recommended we adopt a "zero-base balance" or a "sweep" account in our operating bank account to enable the bank to transfer funds to the operating account only when checks are presented for payment. We are in the process of implementing this recommendation. We are also in the process of hiring a replacement for the former accounting employee. We have also reviewed the segregation of duties in our accounting department and will further segregate duties once such person is hired, taking into account our staffing size and composition. Finally, the independent accounting firm also recommended that, as our business grows, we consider using a lockbox system for processing cash receipts, under which customers will be requested, via notations on invoices or monthly statements or the use of preaddressed envelopes, to send their payments to a post office box, which will be accessible only by (and will be collected daily by) our bank. We will continue to evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis, and will take further action as appropriate. However, there can be no assurance that our controls and procedures will prevent all errors or fraud.



Item 9B.          Other Information.
                  ------------------

                  None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                  The following table sets forth certain information with respect to all of our directors and executive officers:


-----------------------------------------------------------------------------------------------------------
                                                                                         Director and/or
           Name                      Position with the Company and               Age    Executive Officer
                                          Principal Occupation                                Since
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos           Director, Chairman of the Board and Chief              77           1982
                          Executive Officer
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto          Director and President                                 80           1982
-----------------------------------------------------------------------------------------------------------
Henry P. Herms            Director, Chief Financial Officer and Vice             59           2000
                          President - Finance
-----------------------------------------------------------------------------------------------------------
George P. Larounis        Director                                               76           1997
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

Section 16(a) Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission ("SEC"). Directors, executive officers and ten percent stockholders are required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) fillings were made on a timely basis during fiscal year 2004.

Code of Ethics

                  As of the date of this report, we have not adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Because of the small number of our employees, and in particular the small number and long service of our senior management, our Board of Directors has not believed it necessary to adopt a formal code of ethics. However, our Board continues to evaluate this in light of recent developments concerning governance of public companies generally, including rules adopted by the Securities and Exchange Commission and the stock markets.

Audit Committee Financial Expert

                  The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." We do not have a standing Audit Committee. The functions of the Audit Committee have been assumed by our full Board of Directors. Our Board of Directors has not concluded that Mr. Larounis, the sole non-management director, meets the definition of "audit committee financial expert." The Securities and Exchange Commission's rules do not require us to have an audit committee financial expert, and our Board of Directors has determined that it possesses sufficient financial expertise to effectively discharge its obligations.



Item 11. Executive Compensation.
         -----------------------

                  Messrs. Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director, Frank J. DiSanto, President and Director, and Henry P. Herms, Chief Financial Officer, Vice President - Finance and Director, are our executive officers. While there are no formal agreements, Denis A. Krusos and Frank J. DiSanto waived any and all rights to receive salary and related pension benefits commencing November 1, 1985 through October 31, 2003. As a result, Messrs. Krusos and DiSanto received no salary or bonus during fiscal 2002 and 2003. Effective for fiscal 2004, Mr. Krusos began to receive compensation in the form of common stock and Mr. DiSanto began to receive cash compensation. Except for Mr. Krusos, no other executive officer received an annual salary and bonus in excess of $100,000 during the fiscal year ended October 31, 2004. The following is compensation information regarding Mr. Krusos for the fiscal years ended October 31, 2004, 2003 and 2002:

-----------------------------------------------------------------------------------------------------------

                                        SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                                                Fiscal
                  Name and                       Year            Annual                Long-Term
             Principal Position                  Ended        Compensation        Compensation Awards
                                                                                 Securities Underlying
                                                                                      Options (#)
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos,                               10/31/04         $135,075               1,750,000
Chairman of the Board,                         10/31/03            -                   1,500,000
Chief Executive Officer and Director           10/31/02            -                       -
-----------------------------------------------------------------------------------------------------------


         The following is information regarding stock options granted to Mr. Krusos pursuant to the 2003 Share Incentive Plan, during the fiscal year ended October 31, 2004:

-----------------------------------------------------------------------------------------------------------
                                    OPTION GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------
                                                                            Potential Realizable Value at
                             Individual Grants                              Assumed Annual Rates of Stock
                                                                            Price Appreciation for Option
                                                                                        Term
-----------------------------------------------------------------------------------------------------------

                       Number of      Percent of
                      Securities     Total Options
                      Underlying      Granted to     Exercise
                    Options Granted  Employees in     Price     Expiration
       Name               (#)         Fiscal Year   ($/Share)      Date        5% ($)         10% ($)
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos       500,000 (1)        8.66%       $0.43 (2)    2/22/14      $135,212       $  342,655
                      250,000 (1)        4.33%       $0.71 (2)    5/10/14      $127,351       $  322,733
                    1,000,000 (1)       17.32%       $1.04 (2)    10/25/14     $654,050       $1,657,492
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

                  The following is information regarding stock option exercises during fiscal 2004 by Mr. Krusos and the values of his options as of October 31, 2004:


------------------------------------------------------------------------------------------------------------
                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                           FY-END OPTION/VALUES
============================================================================================================
                                                    Number of Securities            Value of Unexercised
                                                   Underlying Unexercised          In-the-Money Options at
                      Shares         Value       Options at Fiscal Year End (#)    Fiscal Year End ($)(1)
                     Acquired on    Realized   -------------------------------------------------------------
 Name                Exercise (#)     ($)       Exercisable   Unexercisable   Exercisable   Unexercisable
============================================================================================================
Denis A. Krusos         -              -          5,778,290          -          $1,909,750         -
------------------------------------------------------------------------------------------------------------

         (1) Such value was determined by multiplying the net difference between the last sales price of the stock on October 31, 2004 and the exercise price for the options by the number of unexercised in-the-money options held.

                  There is no present arrangement for cash compensation of directors for services in that capacity. Under the 2003 Share Incentive Plan, each non-employee director is entitled to receive nonqualified stock options to purchase 60,000 shares of common stock each year that such director is elected to the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------
                  The following table sets forth certain information with respect to our common stock beneficially owned as of January 10, 2005 by (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and
(c) all directors and executive officers as a group:

-----------------------------------------------------------------------------------------------------------
                                                              Amount and Nature of
                                                                    Beneficial              Percent of
                                                                 Ownership(1)(2)               Class
===========================================================================================================
Denis A. Krusos                                                    7,747,600                   8.37%
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto                                                   4,309,505                   4.76%
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
Henry P. Herms                                                       595,000                    *
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
George P. Larounis                                                   330,000                    *
900 Walt Whitman Road
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group (4  persons)      12,982,105                  13.36%
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

          (2)  Includes  5,778,290  shares,  3,666,290  shares,  570,000 shares,
               330,000 shares and 10,344,580 shares which Denis A. Krusos, Frank
               J. DiSanto, Henry P. Herms, George P. Larounis, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Stock Option Plan, 2000 Share Incentive Plan and the 2003 Share Incentive Plan.

Equity Compensation Plan Information

                  The following is information as of October 31, 2004 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 1993 Stock Option Plan, our 2000 Share Incentive Plan and our 2003 Share Incentive Plan. See Note 9 to Financial Statements for more information on these plans.

                                                                                     Number of securities
                                     Number of                                        remaining available
                                  securities to be                                     for future issuance
                                     issued upon                                          under equity
                                    exercise of             Weighted average           compensation plans
                                    outstanding             exercise price of         (excluding securities
                                 options, warrants         outstanding options,        reflected in column
     Plan category                   and rights            warrants and rights                (a))
----------------------------    ---------------------     -----------------------    ------------------------
                                          (a)                        (b)                      (c)
Equity compensation plans              10,719,546                     $2.93                           773
approved by security
holders

Equity compensation plans               7,285,000                     $0.62                    12,566,129
not approved by security
holders

Total                                  18,004,546                     $1.99                    12,566,902



Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

                  None.



Item 14. Principal Accountant Audit Fees and Services Fees.
         --------------------------------------------------

                  The following table describes fees for professional audit services rendered by Grant Thornton LLP, our present independent registered public accounting firm and principal accountant, for the audit of our annual financial statements and for other services for the years ended October 31, 2004, and 2003.


                         Type of Fee             2004            2003
                        -----------             ------           ----
           Audit Fees                          $127,460        $120,448
           Audit Related Fees                      --

           Tax Fees - Tax return review            --

           All Other Fees                          --
                                               --------        --------
           Total                               $127,460        $120,448
                                               ========        ========

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

                  Our Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Grant Thornton LLP's engagement to conduct our audit was approved by the Board of Directors on September 17, 2004. We did not enter into any non-audit engagement or relationship with Grant Thornton LLP during fiscal 2004.

                                     PART IV
                                     -------

Item 15.          Exhibits, Financial Statement Schedules
                  ---------------------------------------

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

                   Amendment No. 2 to CopyTele, Inc. 2000 Share Incentive Plan (filed as Exhibit 4(e) to our Form S-8 dated September 18,
                   2002).

                   CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4 to our Form S-8 dated May 5, 2003).

                   Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4(e) to our Form S-8 dated November 9,
                   2005).

                   Form of Stock Option Agreement under CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31,
                   2004).

                   Form of Stock Award Agreement under CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

(b) Exhibits

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

            10.13 CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5,
                        2003).

            10.14 Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2005).

            10.15 Form of Stock Option Agreement under CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to
                        Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

            10.16 Form of Stock Award Agreement under CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to
                        Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

            10.17       Long  Term   Agreement   dated  April  2,  2004  between
                        CopyTele, Inc. and Boeing Satellite Systems International, Inc., as modified September 16, 2004. (Filed herewith.)

            23.1        Consent of Grant Thornton LLP. (Filed herewith.)

            31.1        Certification  of Chief Executive  Officer,  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, dated January 18, 2005. (Filed herewith.)

            31.2        Certification  of Chief Financial  Officer,  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, dated January 18, 2005. (Filed herewith.)

            32.1        Statement  of  Chief  Executive  Officer,   pursuant  to
                        Section 1350 of Title 18 of the United States Code, dated January 18, 2005. (Filed herewith.)

            31.2        Statement  of  Chief  Financial  Officer,   pursuant  to
                        Section 1350 of Title 18 of the United States Code, dated January 18, 2005. (Filed herewith.)

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    COPYTELE, INC.


                                     By: /s/ Denis A. Krusos
                                     -----------------------------
                                          Denis A. Krusos
                                          Chairman of the Board and
January 18, 2005                          Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                                     By: /s/ Denis A. Krusos
                                     ------------------------------
                                          Denis A. Krusos
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          and Director (Principal Executive
January 18, 2005                          Officer)


                                    By /s/ Frank J. DiSanto
                                    -------------------------------
                                          Frank J. DiSanto
January 18, 2005                          President and Director


                                    By: /s/ Henry P. Herms
                                   -------------------------------
                                          Henry P. Herms
                                          Vice President - Finance,
                                          Chief Financial Officer and
                                          Director (Principal Financial
January 18, 2005                          and Accounting Officer)


                                    By:  /s/ George P. Larounis
                                    ------------------------------
                                          George P. Larounis
January 18, 2005                          Director

COPYTELE, INC.


INDEX TO FINANCIAL STATEMENTS
OCTOBER 31, 2004

                                                                                                           Page
                                                                                                           ----
Report of Independent Registered Public Accounting Firm: Grant Thornton LLP                                F-1
Balance Sheets as of October 31, 2004 and 2003                                                             F-2
Statements of Operations for the years ended October 31, 2004, 2003 and 2002                               F-3
Statement of Shareholders' Equity for the years ended October 31, 2004, 2003 and 2002                      F-4
Statements of Cash Flows for the years ended October 31, 2004, 2003 and 2002                               F-5
Notes to Financial Statements                                                                           F-6 - F-22
Schedule of Valuation and Qualifying Accounts                                                              S-1


Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
         COPYTELE, INC.


We have audited the accompanying balance sheets of CopyTele, Inc. (the "Company") (a Delaware corporation) as of October 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. as of October 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss of approximately $3,361,000 during the year ended October 31, 2004, and, as of that date, the Company has an accumulated deficit of approximately $68,456,000. These and the other factors described in
Note 1 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the  financial  statement  schedule  listed in the Index at
Item 15(a)(2) as of October 31, 2004 and 2003 and for each of the three years in the period ended October 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




/s/ GRANT THORNTON LLP
-----------------------------------------
Melville, New York
January 4, 2005, except for Note 10 as to
   which the date is January 12, 2005

COPYTELE, INC.

BALANCE SHEETS


                                                                                      October 31,           October 31,
                                    ASSETS                                               2004                  2003
                                --------------                                     ----------------      ----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $      1,002,777      $      1,023,531
   Accounts receivable, net of allowance for doubtful accounts of $149,455
      and $159,230, respectively                                                             63,460                41,500
   Other receivables, net of allowance for doubtful accounts of $108,793
      and $181,952, respectively                                                             84,308               127,124
   Inventories                                                                              999,429             1,044,875
   Prepaid expenses and other current assets                                                122,482                47,972
                                                                                   ----------------      ----------------
                  Total current assets                                                    2,272,456             2,285,002

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
   $2,101,008 and $2,084,010, respectively                                                   38,085                39,480

OTHER ASSETS                                                                                  5,509                 6,009
                                                                                   ----------------      ----------------
                                                                                   $      2,316,050      $      2,330,491
                                                                                   ================      ================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                $        402,640      $        316,865
   Accrued liabilities                                                                       40,480                25,420
                                                                                   ----------------      ----------------
                  Total current liabilities                                                 443,120               342,285

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
     shares issued or outstanding                                                                 -                     -
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
       85,523,253 and 80,151,478 shares issued and outstanding, respectively                855,233               801,515
   Additional paid-in capital                                                            69,474,058            66,282,397
   Accumulated deficit                                                                  (68,456,361)          (65,095,706)
                                                                                   ----------------      ----------------
                                                                                          1,872,930             1,988,206
                                                                                   ----------------      ----------------
                                                                                   $      2,316,050      $      2,330,491
                                                                                   ================      ================




The accompanying notes are an integral part of these statements.

COPYTELE, INC.


STATEMENTS OF OPERATIONS

                                                                         For the Years Ended October 31,
                                                             -------------------------------------------------------
                                                                 2004                 2003                 2002
                                                             ------------         ------------         ------------
REVENUE
   Sales, net                                                $    494,462         $    244,221         $    645,027
   Collaborative agreement                                           --                   --              4,541,667
                                                             ------------         ------------         ------------
                  Total revenue                                   494,462              244,221            5,186,694

COST OF REVENUE
   Cost of sales                                                  176,112              175,944              427,056
   Cost of collaborative agreement                                   --                   --              1,444,002
                                                             ------------         ------------         ------------
                  Total cost of revenue                           176,112              175,944            1,871,058

                  Gross profit                                    318,350               68,277            3,315,636
                                                             ------------         ------------         ------------
OPERATING EXPENSES
   Research and development expenses                            2,164,427            1,807,742            1,625,974
   Selling, general and administrative expenses                 1,518,911            1,379,614            2,177,608
   Impairment loss on commercial trade barter credits                --                   --              2,820,800
                                                             ------------         ------------         ------------
                   Total operating expenses                     3,683,338            3,187,356            6,624,382
                                                             ------------         ------------         ------------
LOSS FROM OPERATIONS                                           (3,364,988)          (3,119,079)          (3,308,746)

INTEREST INCOME                                                     4,333                4,668               23,506
                                                             ------------         ------------         ------------
NET LOSS                                                     $ (3,360,655)        $ (3,114,411)        $ (3,285,240)


PER SHARE INFORMATION:
Net loss per share:
   Basic and Diluted                                         $       (.04)       $        (.04)        $       (.05)
                                                             ------------         ------------         ------------
Shares used in computing net loss per share:
   Basic and Diluted                                           82,953,519           75,153,015           68,088,748
                                                             ============        =============         ============



The accompanying notes are an integral part of these statements.

COPYTELE, INC.


STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002



                                                                          Common Stock         Additional
                                                                   -------------------------    Paid-in     Accumulated
                                                                      Shares    Par Value       Capital       Deficit
                                                                   -----------  ----------    -----------  --------------
BALANCE, October 31, 2001                                           66,521,100     665,211      62,197,370    (58,696,055)
   Common stock issued upon exercise of stock options under stock
     option plans                                                       20,000         200           7,800           --
   Common stock issued to employees for services rendered            3,311,405      33,114       1,280,039           --
   Common stock issued to consultants                                  404,650       4,047         111,004           --
   Net loss                                                               --          --              --       (3,285,240)
                                                                    ----------  ----------     -----------   ------------

BALANCE, October 31, 2002                                           70,257,155     702,572      63,596,213    (61,981,295)

   Stock option compensation to consultants                               --          --             4,800           --
   Common stock issued upon exercise of stock options under stock
     option plans                                                    4,046,500      40,465       1,087,725           --
   Common stock issued to employees for services rendered            4,483,111      44,831       1,246,906           --
   Common stock issued to consultants                                1,364,712      13,647         346,753           --
   Net loss                                                               --          --              --       (3,114,411)
                                                                    ----------  ----------     -----------   ------------
BALANCE, October 31, 2003                                           80,151,478     801,515      66,282,397    (65,095,706)

   Stock option compensation to consultants                               --          --           196,691           --
   Common stock issued upon exercise of stock options under stock
     option plans                                                    2,236,500      22,365       1,177,605           --
   Common stock issued to employees for services rendered            2,491,415      24,914       1,481,679           --
   Common stock issued to consultants                                  643,860       6,439         335,686           --
   Net loss                                                               --          --              --       (3,360,655)
                                                                    ----------  ----------     -----------   ------------
BALANCE, October 31, 2004                                           85,523,253    $855,233     $69,474,058   $(68,456,361)
                                                                    ==========  ==========     ===========   ============



The accompanying notes are an integral part of this statement.

COPYTELE, INC.


STATEMENTS  OF CASH FLOWS

                                                                                          For the Years Ended October 31,
                                                                                --------------------------------------------------
                                                                                      2004              2003            2002
                                                                                ----------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants                               $(1,792,103)     $(1,234,490)     $(4,136,913)
   Cash received from customers                                                       582,648          271,321          681,936
   Cash received from collaborative agreement                                            --               --          3,000,000
   Interest received                                                                    4,333            4,668           23,506
                                                                                ----------------  ---------------  ---------------
         Net cash used in operating activities                                     (1,205,122)        (958,501)        (431,471)
                                                                                ----------------  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment                                   (15,602)            (980)         (38,567)
                                                                                ----------------  ---------------  ---------------
         Net cash used in investing activities                                        (15,602)            (980)         (38,567)
                                                                                ----------------  ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, net of registration disbursements       1,199,970        1,128,190            8,000
                                                                                ----------------  ---------------  ---------------
         Net cash provided by financing activities                                  1,199,970        1,128,190            8,000
                                                                                ----------------  ---------------  ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (20,754)         168,709         (462,038)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,023,531          854,822        1,316,860
                                                                                ----------------  ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 1,002,777      $ 1,023,531      $   854,822
                                                                                ================  ===============  ===============

RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
   Net loss                                                                       $(3,360,655)     $(3,114,411)     $(3,285,240)
   Impairment loss on commercial trade barter credits                                   --               --          2,820,800
   Stock option compensation to consultants                                           196,692            4,800             --
   Stock awards granted to employees and consultants pursuant to stock
     incentive plans                                                                1,848,717        1,652,137        1,428,204
   Provision for [recovery of] doubtful accounts                                      (73,159)         205,011          155,505
   Provision for slow-moving inventory                                                  --               --             100,000
   Depreciation and amortization                                                       16,997           33,083           86,471
   Change in operating assets and liabilities:
       Accounts receivable and other receivables                                       94,015           27,097          (19,846)
       Inventories                                                                     45,446          251,324          193,151
       Prepaid expenses and other current assets                                      (74,510)          54,547           34,383
       Other assets                                                                       500             (355)          36,959
       Accounts payable and accrued liabilities                                       100,835          (71,734)        (440,191)
       Deferred revenue                                                                  --               --         (1,541,667)
                                                                                ----------------  ---------------  ---------------
         Net cash used in operating activities                                    $(1,205,122)     $  (958,501)     $  (431,471)
                                                                                ================  ===============  ===============



The accompanying notes are an integral part of these statements.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


1.       NATURE AND DEVELOPMENT OF BUSINESS AND FUNDING

ORGANIZATION

         CopyTele, Inc. was incorporated on November 5, 1982. Our principal operations are the development, production and marketing of multi-functional hardware and software based encryption products that provide information security for domestic and international users over virtually every communications media and the development, production and marketing of thin, high brightness, flat panel video displays.

PRODUCTS

         We currently have 14 different products in our line of hardware-based encryption solutions. Our encryption products are multi-functional, hardware based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed two software-based security products, one of which uses either the Triple DES or the AES algorithm to encrypt data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, and the other of which can encrypt voice and data in cellular and satellite phones, scanners, and printers. We sell our encryption products directly to end-users and through dealers and distributors.

         We are also continuing our research and development work on our electron emission display ("Flat CRT") technology. We have been developing a Flat CRT display based on our thin film technology ("TFT") and have produced prototype displays containing TFT color matrix structures.

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

         During  fiscal  2004,  our  operating   activities  used  approximately
$1,205,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,792,000, which was offset by cash of approximately $583,000 received from collections of accounts receivable and other receivables related to sales of encryption products and approximately $4,000 of interest income received. In addition, during fiscal 2004 we received approximately $1,200,000 in cash upon the exercise of stock options and purchased approximately $16,000 of equipment. As a result, our cash and cash equivalents at October 31, 2004 decreased to approximately $1,003,000 from approximately $1,024,000 at the end of fiscal 2003.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


         We believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2006. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2006. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of approximately $3,361,000 during the year ended October 31, 2004, and, as of that date, we have an accumulated deficit of approximately $68,456,00. These and the other factors described herein raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are set forth above. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         COLLABORATIVE AGREEMENT

                  A $2.5 million payment received from Futaba in June 2001, pursuant to an agreement with Futaba described in Note 3, was recognized ratably over the period between June 2001 and June 2002, the contractually defined one-year period of our commitment under this agreement. A subsequent $3 million payment received from Futaba under this agreement in January 2002 was recognized ratably over the remainder of the one-year period.

         SALES RETURNS

                  Revenues are recorded net of estimated sales returns.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


WARRANTY POLICY

         We warrant that our products are free from defects in material and workmanship for a period of one year from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect. Management has recorded a nominal amount of warranty liability as of October 31, 2004 and October 31, 2003, based upon historical experience and management's best estimate of future warranty claims.

STATEMENTS OF CASH FLOWS

         Cash and cash equivalents consist of highly liquid instruments that are readily convertible into cash and have original maturities of three months or less. During the years ended October 31, 2004, 2003 and 2002, the Company did not pay any interest or income taxes.

ACCOUNTS RECEIVABLE

         Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Accounts receivable are written off when they became uncollectible.

         Changes in our allowance for doubtful accounts are as follows:

                                                                Year Ended October 31,
                                                              --------------------------
                                                                  2004            2003
                                                              ---------         --------
     Beginning balance                                        $ 159,230         $325,505
        Provision for doubtful accounts receivable                    -           23,056
        Accounts written off                                     (9,775)        (189,331)
                                                              ---------         ---------
     Ending balance                                           $ 149,455         $ 159,230
                                                              =========         =========

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

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS



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

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses are expensed in the year incurred.

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

STOCK-BASED COMPENSATION

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of SFAS No. 148 disclosure requirements, effective February 1, 2003, had no effect on our financial position or results of operations. SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We account for stock options granted to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148. Compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee or director must pay to acquire the stock. In accordance with APB Opinion No. 25, we have not recognized any compensation cost, as all option grants to employees and directors have been made at the fair market value of our stock on the date of grant.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS



         Had compensation cost for stock options granted to employees been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share would have increased to the following adjusted amounts:


                                                                    For the Year Ended October 31,
                                                             ------------------------------------------
                                                                 2004           2003          2002
                                                             ------------   ------------   ------------
Net loss as reported                                         $(3,360,655)   $(3,114,411)   $(3,285,240)
Add: Total stock-based employee compensation
         expense, determined under fair value based
         method, for all awards, net of related tax effect    (2,909,217)      (889,145)      (282,908)
                                                             -----------    -----------    -----------
Net loss as adjusted                                         $(6,269,872)   $(4,003,556)   $(3,568,148)
                                                             ===========    ===========    ===========

Net loss per share, basic and diluted:
         As reported                                         $     (0.04)   $     (0.04)   $     (0.05)
                                                             ===========    ===========    ===========
         As adjusted                                         $     (0.08)   $     (0.05)   $     (0.05)
                                                             ===========    ===========    ===========


         The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants for the years ended October 31, 2004, 2003 and 2002, respectively: risk free interest rates of 2.58%, 1.39% and 3.26%; expected dividend yields of 0% for all periods; expected lives of 2.49 years, 1.49 years and 2.50 years; and expected stock price volatility of 124%, 139% and 93%. The weighted average fair value of options granted under SFAS No. 123 for the fiscal years ended October 31, 2004, 2003 and 2002 was $0.55, $0.13 and $0.34,
respectively.

         We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123. Compensation expense for consultants, recognized in the fiscal years ended October 31, 2004, 2003 and 2002, was approximately $197,000, $5,000 and $0, respectively. Such compensation expense was recognized in accordance with Emerging Issues Task Force Issue No. 00-08, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" and No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and is included in either research and development expenses or selling, general and administrative expenses, as applicable, in the accompanying statements of operations.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

         We comply with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the impact of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the fiscal years ended October 31, 2004, 2003 and 2002, were options to purchase 18,064,546 shares, 15,522,246 shares and 14,705,746 shares, respectively.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS



FAIR VALUE OF FINANCIAL INSTRUMENTS

         We comply with the provisions of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosures about the fair value of financial instruments. In the opinion of management, the carrying value of all financial instruments, consisting primarily of cash and cash equivalents, accounts and other receivables and accounts payable, reflected in the accompanying balance sheet, approximates fair value as of October 31, 2004 and 2003, due to their short term nature.

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

EFFECT OF RECENTLY ISSUED PRONOUNCEMENT

         In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending October 31, 2005. If we had included the cost of employee stock option compensation in our financial statements, our net loss for the fiscal years ended October 31, 2004, 2003 and 2002 would have increased by approximately $2,909,000, $889,000 and $283,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements.

3.       COLLABORATIVE AGREEMENT

         From June 2001 until June 2002, pursuant to an agreement with Futaba, we worked with Futaba to jointly develop and commercialize a full-color video display utilizing our display technology. We received payments from Futaba aggregating $5,500,000 during the term of this agreement. We have no further performance obligations with respect to this agreement.

         In 1997, we entered into an agreement with Volga for certain development efforts in connection with our display technology. Under amendments to this agreement, we paid Volga an aggregate of $1,110,000 during fiscal 2002 for development efforts during the term of our agreement with Futaba.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS



4.       BARTER TRANSACTION AND ASSOCIATED IMPAIRMENT

         In August 2000, we entered into a nonmonetary barter transaction in which we sold $3,000,000 of certain inventory in exchange for an equal value of commercial trade credits. In accordance with APB Opinion No. 29, "Accounting for Non-Monetary Transactions," we recognized no gain or loss on the transaction as it was management's opinion that this exchange was effected at fair market value. These trade credits could have been redeemed to reduce the cost of advertising as well as other products and services. As is typical of such arrangements, to utilize barter credits we would have to pay a certain percentage of the advertising or other expense in cash. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we continually evaluated the carrying amount of this asset.

         Unused barter credits at May 1, 2002 aggregated approximately $2,821,000. To utilize these barter credits in exchange for advertising and purchase discounts, we would have to pay between 65-70% of the transaction value in cash. Because our anticipated cash flow was negatively affected by the termination of the agreement with Futaba, our ability to make such payments and thereby utilize the barter credits was uncertain. Therefore, during fiscal 2002, we wrote off all unused barter credits, thereby recognizing an impairment loss in the amount of approximately $2,821,000. This impairment loss relates to our Encryption Products Segment.

5.       CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During fiscal 2004, two customers in the Encryption Products and Services Segment represented 61% and 19%, respectively, of total net revenues. During fiscal 2003, two customers in the Encryption Products and Services Segment represented 25% and 13%, respectively, of total net revenues. Futaba, in the Flat Panel Display Segment, represented 88% of total net revenues in fiscal 2002. At October 31, 2004, two customers in the Encryption Products and Services Segment represented 48% and 44%, respectively, of net accounts receivable. At October 31, 2003, two customers in the Encryption Products and Services Segment represented 47% and 36%, respectively, of net accounts receivable.

6.       OTHER RECEIVABLES

         In May and June 2002, we received restricted common stock from a customer in connection with an outstanding accounts receivable of approximately $323,000 and anticipated settling this accounts receivable through the ultimate sale of the common stock. This customer has agreed with us to cure any deficiency between the proceeds from the sale of the common stock and the balance of the outstanding accounts receivable. In addition, the customer's principal shareholder has personally agreed to cure any deficiency in the event that the customer defaults on its agreement to cure such deficiency, up to $292,000. During fiscal 2004 and 2003, we received aggregate proceeds of approximately $110,000 and $14,000, respectively, from the sale of a portion of the common stock. As of October 31, 2004, we hold 240,000 shares of common stock, subject to no restrictions, with a fair value of approximately $72,000, and we intend to sell the remaining portion of such stock during the next twelve months to recover the receivable. This receivable is stated at management's estimate of its net realizable value.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS



7.       INVENTORIES

Inventories consist of the following as of:


                                                                               October 31,
                                                                    ----------------------------------
                                                                          2004             2003
                                                                    ----------------  ----------------
             Component parts                                        $        304,862  $       341,344
             Work-in-process                                                 114,075           48,324
             Finished products                                               580,492          655,207
                                                                    ----------------  ---------------
                                                                    $        999,429  $     1,044,875
                                                                    ================  ===============


8.       ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

                                                                               October 31,
                                                                    ----------------------------------
                                                                          2004             2003
                                                                    -------------     ----------------
              Accrued professional fees                             $      21,485     $       7,000
              Accrued payroll and related expenses                          7,136             5,607
              Accrued other                                                11,859            12,813
                                                                    -------------     -------------
                                                                    $      40,480     $      25,420
                                                                    =============     =============


9.       SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

         During fiscal years ended October 31, 2004, 2003 and 2002, we issued 2,491,415 shares, 4,483,111 shares and 3,311,405 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). Included in such shares issued during fiscal 2004 were 235,000 shares and 25,000 shares issued to Denis A. Krusos, our Chairman of the Board and Chief Executive Officer, and Henry P. Herms, our Vice President-Finance and Chief Financial Officer, respectively. We recorded compensation expense for the fiscal years ended October 31, 2004, 2003 and 2002 of approximately $1,507,000, $1,292,000 and $1,313,000, respectively, for shares of common stock issued to employees. In addition during fiscal 2004, 2003 and 2002, we issued 643,860 shares, 1,364,712 shares and 404,650 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan and the 2000 Share Plan. We recorded consulting expense for the fiscal years ended October 31, 2004, 2003 and 2002 of approximately $342,000, $360,000 and $115,000, respectively, for shares of common stock issued to consultants.

PREFERRED STOCK

         On May 29, 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors. As of October 31, 2004 and 2003, there is no preferred stock issued and outstanding.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS




STOCK OPTION PLANS

         As of October 31, 2004, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the 2000 Share Plan, and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000, and April 21, 2003, respectively. Stock options outstanding as of October 31, 2002 of 309,000 shares under our 1987 Stock Option Plan expired during fiscal 2003 and no shares are available for future grants under this plan.

         Information regarding the 1987 Plan for the three years ended October 31, 2004 is as follows:


                                                                                                  Current Weighted
                                                                                                  Average Exercise
                                                                                 Shares           Price Per Share
                                                                            ---------------       -----------------
     Shares Under Option and Exercisable at October 31, 2001                       449,000              $5.63
        Expired                                                                   (140,000)             $5.63
                                                                            --------------
     Shares Under Option and Exercisable at October 31, 2002                       309,000              $5.63
        Expired                                                                   (309,000)             $5.63
                                                                            --------------
     Shares Under Option and Exercisable at October 31, 2003                             -              $   -
                                                                            ==============


         On July 14, 1993, our shareholders approved the 1993 Plan. The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares available for issuance thereunder from 6,000,000 shares to 20,000,000 shares, after giving consideration to stock splits. The 1993 Plan provided for the granting of incentive stock options and stock appreciation rights to key employees, and non-qualified stock options and stock appreciation rights to key employees and consultants of the Company. The 1993 Plan was administered by the Stock Option Committee, which determined the option price, term and provisions of each option. Since June 2004, the 1993 Plan has been administered by the Board of Directors. However, the purchase price of shares issuable upon the exercise of incentive stock options could not be less than the fair market value of such shares and incentive stock options are not exercisable for more than 10 years. Upon approval of the 2000 Share Plan by our shareholders in July 2000, the 1993 Plan was terminated with respect to the grant of future options.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS






         Information regarding the 1993 Plan for the three years ended October 31, 2004 is as follows:

                                                                                 Current Weighted
                                                                                 Average Exercise
                                                                   Shares        Price Per Share
                                                                 ----------      ----------------
Shares Under Option at October 31, 2001                          10,876,780          $4.23
  Canceled                                                          (80,000)         $3.94
                                                                 ----------
Shares Under Option at October 31, 2002                          10,796,780          $4.26
  Canceled                                                       (1,973,000)         $6.37
                                                                 ----------
Shares Under Option at October 31, 2003                           8,823,780          $3.79
  Canceled                                                         (956,700)         $4.40
                                                                 -----------
Shares Under Option and Exercisable at October 31, 2004           7,867,080          $3.72
                                                                 ===========


         The  following  table  summarizes   information   about  stock  options
outstanding under the 1993 Plan as of October 31, 2004:

                                        Options Outstanding                         Options Exercisable
                          ------------------------------------------------    --------------------------------
                                             Weighted
                           Number            Average            Weighted          Number          Weighted
       Range of          Outstanding        Remaining           Average        Exercisable        Average
   Exercise Prices       at 10/31/04     Contractual Life    Exercise Price    at 10/31/04     Exercise Price
 --------------------- ---------------- ------------------- ----------------- --------------- -----------------
 $0.84 to $1.96            1,126,500            3.45             $1.22            1,126,500        $1.22
 $2.28 to $3.16              885,000            3.58             $2.31              885,000        $2.31
 $3.31 to $4.81            5,460,580            1.80             $4.27            5,740,580        $4.27
 $5.75 to $6.38              395,000            1.88             $6.38              845,000        $6.38


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

         The 2000 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares and incentive stock options will not be exercisable for more than 10 years.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


         Information regarding the 2000 Share Plan for the three years ended October 31, 2004 is as follows:


                                                                                         Current Weighted
                                                                                         Average Exercise
                                                                         Shares          Price Per Share
                                                                    ---------------      -----------------
Shares Under Option at October 31, 2001                                   3,609,966              $0.70
  Granted                                                                   60,000               $0.34
  Canceled                                                                 (50,000)              $0.75
  Exercised                                                                (20,000)              $0.40
                                                                    ---------------
Shares Under Option at October 31, 2002                                  3,599,966               $0.70
  Granted                                                                  910,000               $0.23
  Canceled                                                                (235,000)              $0.63
  Exercised                                                               (995,500)              $0.25
                                                                    ---------------
Shares Under Option at October 31, 2003                                  3,279,466               $0.71
  Canceled                                                                 (39,500)              $1.14
  Exercised                                                               (387,500)              $0.45
                                                                    ---------------
Shares Under Option and Exercisable at October 31, 2004                  2,852,466               $0.74
                                                                    ==============


         The  following  table  summarizes   information   about  stock  options
outstanding under the 2000 Share Plan as of October 31, 2004:

                                        Options Outstanding                          Options Exercisable
                         ----------------------------------------------------  ---------------------------------
                                             Weighted
                           Number             Average            Weighted         Number          Weighted
       Range of          Outstanding         Remaining           Average        Exercisable       Average
   Exercise Prices       at 10/31/04     Contractual Life     Exercise Price    at 10/31/04    Exercise Price
 --------------------- ---------------- -------------------- ----------------- -------------- -----------------
    $0.15 - $0.40            990,000            6.65               $0.40             990,000        $0.40
    $0.44 - $0.94            825,466            6.05               $0.71             825,466        $0.71
    $1.00 - $1.38          1,037,000            5.82               $1.08           1,067,000        $1.08

         The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2004, 773 shares were available for future grants under the 2000 Share Plan.

         The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company. The maximum number of shares of common stock available for issuance under the 2003 Share Plan initially was 15,000,000 shares. On October 8, 2004, the 2003 Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase 60,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors. The 2003 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each option.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


         Information regarding the 2003 Share Plan for the two years ended October 31, 2004 is as follows:

                                                                                          Current Weighted
                                                                                          Average Exercise
                                                                          Shares          Price Per Share
                                                                     ----------------     ----------------
  Shares Under Option at October 31, 2002                                         -               $   -
    Granted                                                               6,470,000               $0.29
    Exercised                                                            (3,051,000)              $0.29
                                                                     --------------
  Shares Under Option at October 31, 2003                                 3,419,000               $0.30
    Granted                                                               5,775,000               $0.80
    Exercised                                                            (1,849,000)              $0.56
                                                                     --------------
  Shares Under Option at October 31, 2004                                 7,345,000               $0.63
                                                                     ==============
  Options Exercisable at October 31, 2004                                 7,285,000               $0.62
                                                                     ==============


         The  following  table  summarizes   information   about  stock  options
outstanding under the 2003 Share Plan as of October 31, 2004:


                                          Options Outstanding                           Options Exercisable
                           ----------------------------------------------------- -----------------------------------
                                               Weighted
                             Number            Average            Weighted           Number           Weighted
          Range of         Outstanding        Remaining           Average         Outstanding          Average
       Exercise Prices     at 10/31/04     Contractual Life    Exercise Price     at 10/31/04      Exercise Price
      ------------------ ---------------- ------------------- ----------------- ----------------- ------------------
         $0.25-$0.46         3,408,000            8.26             $0.29            3,408,000           $0.29
         $0.51-$0.75           586,000            9.01             $0.57              586,000           $0.57
         $0.81-$1.07         3,351,000            9.58             $0.92            3,291,000           $0.92


         The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2004, 12,566,129 shares were available for future grants under the 2003 Share Plan.

10.      INVESTIGATION AND RECOVERY EFFORTS REGARDING MISAPPROPRIATED FUNDS

         During fiscal 2004 and the first month of fiscal 2005, a former employee embezzled approximately $185,000 in cash of which approximately $10,000 relates to fiscal 2005. Subsequent to October 31, 2004, we recovered approximately $110,000 of such loss through insurance proceeds, of which approximately $100,000 is recorded as other current assets on the accompanying balance sheet as of October 31, 2004. We have also recorded a charge to expense in fiscal 2004 of approximately $75,000 related to this matter. During fiscal 2003 and 2002 the former employee committed additional fraudulent activities aggregating approximately $25,000, which were expensed during such fiscal periods. We will seek additional recoveries from other parties which, if we are successful in recovering additional amounts, will be recorded as recoveries in future periods when they are received.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS





11.      COMMITMENTS AND CONTINGENCIES

LEASES

         We lease space at our principal location for office and laboratory research facilities. The current lease is for approximately 12,000 square feet and expires on November 30, 2008. The lease contains base rentals of approximately $255,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. We have the right to cancel a portion or the entire lease as of May 31, 2006. This lease does not contain provisions for its renewal.

         Rent expense for the years ended October 31, 2004, 2003 and 2002, was approximately $247,000, $235,000 and $250,000, respectively.

As of October 31, 2004, our noncancelable operating lease commitments are as follows:

                           2005                        $    255,000
                           2006                             153,000
                                                   ----------------
                                                       $    408,000

CONSULTING AGREEMENT

         In addition, as of October 31, 2004 we had commitments under a consulting agreement of approximately $45,000 payable during the first quarter of fiscal 2005.

12.      EMPLOYEE PENSION PLAN

         We adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of our present employees.
Contributions, which are made to a trust and have been funded on a current basis, are based upon specified percentages of compensation, as defined in the plan. During fiscal 2001, we amended the plan to suspend benefit accruals as of November 1, 2000. Accordingly, we did not incur any pension expense for the fiscal years ended October 31, 2004, 2003 and 2002.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS




13.      INCOME TAXES

         Income tax provision (benefit) consists of the following:

                                                                        Year Ended October 31,
                                                        ------------------------------------------------------
                                                              2004               2003               2002
                                                        ----------------   ----------------   ----------------
       Federal:
          Current                                       $              -   $              -   $              -
          Deferred                                            (1,383,000)        (1,499,000)           (19,000)

       State:
          Current                                                      -                  -                  -
          Deferred                                              (203,000)          (220,000)            (3,000)
          Adjustment to valuation allowance related
            to net deferred tax assets                         1,586,000          1,719,000             22,000
                                                        ----------------   ----------------   ----------------
                                                        $              -   $              -   $              -
                                                        ================   ================   ================


The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2004 and 2003, are as follows:



                                                                            2004                2003
                                                                      ---------------     ----------------
       Long-term deferred tax assets:
          Other assets                                                $     1,128,000      $     1,128,000
          Federal and state NOL and tax credit carryforwards               35,673,000           34,147,000
          Other                                                               102,000               42,000
                                                                      ---------------      ---------------
             Subtotal                                                      36,903,000           35,317,000

       Less: valuation allowance                                          (36,903,000)         (35,317,000)
                                                                      ---------------      ---------------
           Deferred tax asset, net                                    $             -      $             -
                                                                      ===============      ===============


         As of October 31, 2004, we had tax net operating loss and tax credit carryforwards of approximately $84,249,000 and $1,840,000, respectively, available, within statutory limits (expiring at various dates between 2005 and 2024), to offset any future regular Federal corporate taxable income and taxes payable. If the tax benefits relating to deductions of option holders' income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

         We had tax net operating loss and tax credit carryforwards of approximately $84,322,000 and $128,000, respectively, as of October 31, 2004, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 2005 and 2024 and the tax credit carryforwards expire between 2005 and 2024.

         During the three years ended October 31, 2004, we incurred no Federal and no State income taxes.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


14.      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         While there were no formal agreements, our Chairman of the Board and Chief Executive Officer and our President waived any and all rights to receive salary and related pension benefits commencing November 1985 through October 31, 2003. For the year ended October 31, 2004, our Chairman of the Board and Chief Executive Officer received salary in the amount of approximately $135,000 in the form of common stock and our President received salary in the amount of approximately $37,000 in cash. From 1987 through July 31, 2003, three other senior level personnel also waived salary and related pension benefits.
Commencing in August 2003, the three senior level personnel began receiving compensation in the form of salary, which in the aggregate approximated $289,000 and $57,000 for the years ended October 31, 2004 and 2003, respectively.

15.      SEGMENT INFORMATION

         We follow the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the years ended October 31, 2004, 2003 and 2002:

                                                            Encryption
                                      Flat-Panel           Products and
             Segment Data               Display              Services               Total
----------------------------------   ---------------       ------------         ------------
Year Ended October 31, 2004:
Revenues                               $        --          $   494,462          $  494.462
Net loss                                (1,773,282)          (1,587,373)         (3,360,655)
Depreciation                                 8,192                8,805              16,997
Interest income                              2,010                2,323               4,333
Stock awards granted to
    employees and consultants
    pursuant to stock incentive
    plans                                  855,991              992,726           1,848,717
Total assets                               563,363            1,752,687           2,316,050
Additions to long-lived assets               7,520                8,082              15,602

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

                                                            Encryption
                                        Flat-Panel          Products and
             Segment Data                 Display             Services               Total
----------------------------------    ---------------       ------------         ------------
Year Ended October 31, 2003:
Revenues                                $        --          $   224,221          $   224,221
Net income (loss)                        (1,812,624)          (1,301,787)          (3,114,411)
Depreciation                                 18,534               14,549               33,083
Interest income                               2,615                2,053                4,668
Stock awards granted to
    employees and consultants
    pursuant to stock incentive
    plans                                   906,549              745,588            1,652,137
Total assets                                625,774            1,704,717            2,330,491
Additions to long-lived assets                  980                 --                    980

Year Ended October 31, 2002:
Revenues                                $ 4,541,667          $   645,027          $ 5,186,694
Net income (loss)                         1,800,365           (5,085,605)          (3,285,240)
Depreciation                                 29,676               56,795               86,471
Interest income                               8,067               15,439               23,506
Impairment loss on
    commercial trade barter
    credits                                    --              2,820,800            2,820,800
Stock awards granted to
    employees and consultants
    pursuant to stock incentive
    plans                                   451,997              976,207            1,428,204
Total assets                                355,061            2,376,448            2,731,509
Additions to long-lived assets               13,236               25,331               38,567


COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


GEOGRAPHIC INFORMATION

         We generate revenue both domestically (United States) and internationally. International revenues are based on the country in which our customer (distributor) is located. For the years ended October 31, 2004, 2003 and 2002, and as of each respective year-end, sales and accounts receivable by geographic area are as follows:


    Geographic Data                 2004               2003              2002
----------------------------      --------        ------------        ----------
Revenue:
     United States                $479,621         $  199,810         $  622,144
     Japan                            --                 --            4,541,667
     Other international            14,871             44,401             22,883
                                  --------         ----------         ----------
                                  $494,492         $  244,211         $5,186,694
                                  ========         ==========         ==========
Accounts receivable, net:
     United States                $ 63,460         $   37,600         $   68,177
     International                    --                3,900              9,603
                                  --------         ----------         ----------
                                  $ 63,460         $   41,500         $   77,780
                                  ========         ==========         ==========


16.      QUARTERLY RESULTS AND SEASONALITY (UNAUDITED)

         The following table sets forth unaudited financial data for each of our last eight fiscal quarters:


                                                   FIRST            SECOND              THIRD               FOURTH
                                                  QUARTER           QUARTER             QUARTER             QUARTER
                                                ---------          ---------          -----------          ----------
Year Ended October 31, 2004:
  Income Statement Data:
      Revenue                                   $  39,000          $ 101,804          $   216,447          $ 137,211
    Gross profit                                   24,401             70,105              133,227             90,617
    Net loss                                     (809,354)          (694,900)          (1,034,212)          (822,189)
    Net loss per share of common stock-
            basic and diluted                   $   (0.01)         $   (0.01)         $     (0.01)         $   (0.01)

Year Ended October 31, 2003:
  Income Statement Data:
      Revenue                                   $  91,339          $  21,743          $    83,240          $  47,899
    Gross profit                                   29,314              6,083               52,743            (19,863)
    Net income (loss)                            (804,596)          (970,024)            (650,765)          (689,026)
    Net loss per share of common stock-
            basic and diluted                   $   (0.01)         $   (0.01)         $     (0.01)         $   (0.01)

COPYTELE, INC.
SCHEDULE II

                                       S-1

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002


--------------------------------------------------------------------------------------------------------------------
                           COLUMN A            COLUMN B            COLUMN C          COLUMN D          COLUMN E
--------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                              Balance at       Charged to costs                       Balance at
                         Description     beginning of period     and expenses    Deductions (1)     end of period
--------------------------------------------------------------------------------------------------------------------
   2004
Allowance for doubtful accounts            $       159,230      $        -        $   9,775       $    149,455
Reserve against Other receivables          $       181,952      $        -        $  73,159       $    108,793
--------------------------------------------------------------------------------------------------------------------
   2003
Allowance for doubtful accounts            $      325,505       $   23,056        $ 189,331       $   159,230
Reserve against Other receivables          $            -       $  181,952        $       -       $   181,952
--------------------------------------------------------------------------------------------------------------------
  2002
Allowance for doubtful accounts            $      240,000       $  155,505        $  70,000       $   325,505
--------------------------------------------------------------------------------------------------------------------

(1) Represents write-offs of reserved balances or reductions in allowances previously provided.



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

            10.13 CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5,
                        2003).

            10.14 Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2005).

            10.15 Form of Stock Option Agreement under CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to
                        Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

            10.16 Form of Stock Award Agreement under CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to
                        Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

            10.17       Long  Term   Agreement   dated  April  2,  2004  between
                        CopyTele, Inc. and Boeing Satellite Systems International, Inc., as modified September 16, 2004. (Filed herewith.)

            23.1        Consent of Grant Thornton LLP. (Filed herewith.)

            31.1        Certification  of Chief Executive  Officer,  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, dated January 18, 2005. (Filed herewith.)

            31.2        Certification  of Chief Financial  Officer,  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, dated January 18, 2005. (Filed herewith.)

            32.1        Statement  of  Chief  Executive  Officer,   pursuant  to
                        Section 1350 of Title 18 of the United States Code, dated January 18, 2005. (Filed herewith.)

            31.2        Statement  of  Chief  Financial  Officer,   pursuant  to
                        Section 1350 of Title 18 of the United States Code, dated January 18, 2005. (Filed herewith.)