Form 10-K/A
COPYTELE INC
filed 2005-01-18
CIK 715446

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

================================================================================

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended October 31, 2004 to correct two typographical errors contained in "Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations - Fiscal Year Ended October 31, 2004 Compared to Fiscal Year Ended October 31, 2003 - Sales - Revenue. For the convenience of the reader, this Amendment No. 1 sets forth the complete text of the Form 10-K as so amended. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Form 10-K or update the information set forth in the Form 10-K subsequent to such original filing. In connection with the filing of this Amendment No. 1, we are including as exhibits currently dated certifications of our chief executive officer and chief financial officer and a currently dated consent letter from our independent registered public accounting firm.

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

Results of Operations
---------------------

Fiscal Year Ended October 31, 2004 Compared to Fiscal Year Ended
October 31, 2003
----------------------------------------------------------------

         Sales


                  Revenue. Revenue from sales increased by approximately $250,000 in fiscal 2004, to approximately $494,000, as compared to approximately $244,000 in fiscal 2003. All revenue during both periods was from encryption products and services. The increase in sales was principally due to an increase in unit sales of our encryption products. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

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

            10.17       Long  Term   Agreement   dated  April  2,  2004  between
                        CopyTele, Inc. and Boeing Satellite Systems International, Inc., as modified September 16, 2004. (Previously Filed.)

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

            10.17       Long  Term   Agreement   dated  April  2,  2004  between
                        CopyTele, Inc. and Boeing Satellite Systems International, Inc., as modified September 16, 2004. (Previously Filed.)

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