Form 10-Q
period 2005-01-31
COPYTELE INC
filed 2005-03-10
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2005

                         Commission file number 0-11254


                                 COPYTELE, INC.
-------------------------------------------------------------------------------
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

On March 7, 2005, the registrant had outstanding 87,069,188 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
          Condensed Balance Sheets as of January 31, 2005 (Unaudited) and
             October 31, 2004                                                        3

         Condensed Statements of Operations (Unaudited) for the three months
            ended January 31, 2005 and 2004                                          4

          Condensed Statements of Cash Flows (Unaudited) for the three months
            ended January 31, 2005 and 2004                                          5

         Notes to Condensed Financial Statements (Unaudited)                         6 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                  12 - 24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                 24

Item 4.  Controls and Procedures.                                                    25 - 26


PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                27

Item 6.   Exhibits.                                                                  27

          SIGNATURES                                                                 28


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
         ---------------------

                                 COPYTELE, INC.
                            CONDENSED BALANCE SHEETS


                                                                                             (Unaudited)
                                                                                          ------------------
                                                                                             January 31,           October 31,
                                         ASSETS                                                 2005                  2004*
                                         ------                                         ------------------    ------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                $  1,011,954          $  1,002,777
   Accounts receivable, net of allowance for doubtful accounts of
      $149,455                                                                                   204,085                63,460
   Other receivables, net of allowance for doubtful accounts of $108,793                          84,308                84,308
   Inventories                                                                                   977,377               999,429
   Prepaid expenses and other current assets                                                      27,047               122,482
                                                                                        ------------------    ------------------
                        Total current assets                                                   2,304,771             2,272,456

PROPERTY AND EQUIPMENT, net                                                                       36,710                38,085

OTHER ASSETS                                                                                       5,509                 5,509
                                                                                        ------------------    ------------------
                                                                                            $  2,346,990          $  2,316,050
                                                                                        ==================    ==================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                         $    398,295          $    402,640
   Accrued liabilities                                                                            24,126                40,480
                                                                                        ------------------    ------------------
                       Total current liabilities                                                 422,421               443,120

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized;
      no shares issued or outstanding                                                                  -                     -
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 86,885,698 and 85,523,253 shares issued
      and outstanding, respectively                                                              868,857               855,233
   Additional paid-in capital                                                                 70,518,567            69,474,058
   Accumulated deficit                                                                       (69,462,855)          (68,456,361)
                                                                                        ------------------    ------------------
                                                                                               1,924,569             1,872,930
                                                                                        ------------------    ------------------
                                                                                            $  2,346,990         $   2,316,050
                                                                                        ==================    ==================



* Derived from audited balance sheet.
The accompanying notes are an integral part of these condensed balance sheets.

                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------


                                                                                                For the Three Months Ended
                                                                                                        January 31,
                                                                                        ----------------------------------------
                                                                                                2005                  2004
                                                                                        ------------------    ------------------
REVENUE                                                                                     $    212,591          $     39,000

COST OF REVENUE                                                                                   64,573                14,599
                                                                                        ------------------    ------------------

         Gross profit                                                                            148,018                24,401
                                                                                        ------------------    ------------------

OPERATING EXPENSES
         Research and development expenses                                                       589,953               484,543
         Selling, general and administrative expenses                                            566,271               350,161
                                                                                        ------------------    ------------------
                  Total operating expenses                                                     1,156,224               834,704
                                                                                        ------------------    ------------------

LOSS FROM OPERATIONS                                                                          (1,008,206)             (810,303)

INTEREST INCOME                                                                                    1,712                   949
                                                                                        ------------------    ------------------

NET LOSS                                                                                    $ (1,006,494)         $   (809,354)
                                                                                        ==================    ==================

PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                                                  $      (0.01)         $      (0.01)
                                                                                        ==================    ==================

Shares used in computing net loss per share:
         Basic and Diluted                                                                    86,163,574            80,615,351
                                                                                        ==================    ==================



The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                 For the Three Months Ended
                                                                                                        January 31,
                                                                                        ----------------------------------------
                                                                                                 2005                  2004
                                                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                                        $   (538,725)         $   (332,301)
   Cash received from customers                                                                   71,966                67,650
   Interest received                                                                               1,712                   949
                                                                                        ------------------    ------------------
           Net cash used in operating activities                                                (465,047)            (263,702)
                                                                                        ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment                                               (2,256)               (2,499)
                                                                                        ------------------    ------------------
           Net cash used in investing activities                                                  (2,256)               (2,499)
                                                                                        ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                       476,480               110,845
                                                                                        ------------------    ------------------
           Net cash provided by financing activities                                             476,480               110,845
                                                                                        ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               9,177              (155,356)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,002,777             1,023,531
                                                                                        ------------------    ------------------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                                 $  1,011,954          $    868,175
                                                                                        ==================    ==================

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

   Net loss                                                                                 $ (1,006,494)         $   (809,354)
   Stock option compensation to consultants                                                        5,009                     -
   Stock awards granted to employees and consultants pursuant to stock
      incentive plans                                                                            461,272               457,638
   Restricted stock issued for services rendered                                                 115,372                     -
   Depreciation and amortization                                                                   3,631                 6,158
   Change in operating assets and liabilities:
      Accounts receivable and other receivables                                                 (140,625)               28,650
      Inventories                                                                                 22,052                 8,599
      Prepaid expenses and other current assets                                                   95,435                 3,052
      Other assets                                                                                     -                   500
      Accounts payable and  accrued liabilities                                                  (20,699)               41,055
                                                                                        -----------------     ------------------
           Net cash used in operating activities                                            $   (465,047)         $   (263,702)
                                                                                        =================     ==================



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

     The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the three-month periods ended January 31, 2005 and 2004. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

     The results of operations for interim periods may not necessarily reflect the results of operations for a full year. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, for more extensive disclosures than contained in these condensed financial statements.

Products
--------

     We currently have 17 different products in our line of hardware-based encryption solutions. Our encryption products are multi-functional, hardware based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed two software-based security products, one of which uses either the Triple DES or the AES algorithm to encrypt data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, and the other of which can encrypt voice and data in cellular and satellite phones, scanners, and printers. We sell our encryption products directly to end-users and through dealers and distributors.

     We are also continuing our research and development work on our electron emission display ("Flat CRT") technology. We have been developing a Flat CRT display based on our thin film technology ("TFT") and have produced prototype Flat CRT displays containing TFT color matrix structures.

Funding and Management's Plans
------------------------------

     From our inception we had met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. Commencing in the fourth quarter of fiscal 1999, we began to generate cash flows from sales of our encryption products.

     During the three months ended January 31, 2005, our operating activities used approximately $465,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $539,000, which was offset by cash of approximately $72,000 received from collections of accounts receivable related to sales of encryption products and approximately $2,000 of interest income received. In addition, we received approximately $476,000 in cash upon the exercise of stock options and purchased approximately $2,000 of equipment. As a result, our cash and cash equivalents at January 31, 2005 increased to approximately $1,012,000 from approximately $1,003,000 at the end of fiscal 2004.

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

     The auditor's report on our financial statements as of October 31, 2004 states that the net loss incurred during the year ended October 31, 2004, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2004, raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2003 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

2.       STOCK-BASED COMPENSATION
         ------------------------

     Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 requires prominent disclosures in financial statements about the effects of stock-based compensation and provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We account for stock options granted to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148. Compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee or director must pay to acquire the stock. In accordance with APB Opinion No. 25, we have not recognized any compensation cost, as all option grants to employees and directors have been made at the fair market value of our stock on the date of grant.

     Had compensation cost for stock options granted to employees and directors been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share would have increased to the following adjusted amounts:


                                                    For the Three Months Ended
                                                             January 31,
                                                   ----------------------------
                                                       2005           2004
                                                   ------------    ------------
Net loss as reported                               $ (1,006,494)   $  (809,354)
Add: Total stock-based employee
   compensation expense, determined under
   fair value based method, for all                    (326,616)      (184,123)
   awards, net of related tax effect               -------------   ------------
Net loss as adjusted                               $ (1,333,110)   $  (993,477)
                                                   =============   ============

Net loss per share, basic and diluted:
   As reported                                     $      (0.01)   $     (0.01)
                                                   =============   ============
   As adjusted                                     $      (0.02)   $     (0.01)
                                                   =============   ============

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants during the three months ended January 31, 2005 and 2004: risk free interest rates of 2.75% and 2.02%; expected dividend yields of 0% for both periods; expected lives of 2.50 years and 2.37 years; and expected stock price volatility of 122% and 128%. The weighted average fair value of options granted under SFAS No. 123 for the three months ended January 31, 2005 and 2004 was $0.50 and $0.30.

     During the three-month periods ended January 31, 2005 and 2004, we granted to employees and consultants options to purchase 640,000 shares and 610,000 shares, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the three-month periods ended January 31, 2005 and 2004, stock options to purchase 637,500 shares and 219,500 shares, respectively, were exercised, with aggregate proceeds of approximately $476,000 and $111,000, respectively.

     We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123. Compensation expense for consultants, recognized during the three-month period ended January 31, 2005, was approximately $5,000. We recognized no such compensation expense for consultants during the three-month period ended January 31, 2004. Such compensation expense was recognized in accordance with Emerging Issues Task Force Issue No. 00-08, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" and No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and is included in either research and development expenses or selling, general and administrative expenses, as applicable, in the accompanying statements of operations.

     During the three-month periods ended January 31, 2005 and 2004, we issued 530,945 shares and 694,630 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation costs for the three-month periods ended January 31, 2005 and 2004 of approximately $449,000 and $331,000, respectively, for the shares of common stock issued to employees. In addition, during the three-month periods ended January 31, 2005 and 2004, we issued 15,000 shares and 267,330 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the three-month periods ended January 31, 2005 and 2004, of approximately $13,000 and $127,000, respectively, for the shares of common stock issued to consultants.

     As of January 31, 2005, 11,420,184 shares and 25,773 shares, respectively, were available for future grants under the 2003 Share Plan and the CopyTele, Inc. 2000 Share Incentive Plan.

     During the three-month period ended January 31, 2005, we issued 179,000 shares of restricted common stock to our outside legal counsel in satisfaction of outstanding bills for services rendered in the amount of approximately $115,000.

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending October 31, 2005. We are currently evaluating the impact of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements.

3.       CONCENTRATION OF CREDIT RISK
         ----------------------------

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. At January 31, 2005, one customer in the Encryption Products and Services Segment represented 98% of net accounts receivable. At October 31, 2004, two customers in the Encryption Products and Services Segment represented 48% and 44%, respectively, of net accounts receivable. During the three months ended January 31, 2005, one customer in the Encryption Products and Services Segment represented 94% of total net revenues. During the three months ended January 31, 2004, two customers in the Encryption Products and Services Segment represented 67% and 33%, respectively, of total net revenues.

4.       OTHER RECEIVABLES
         -----------------

     In May and June 2002, we received restricted common stock from a customer in connection with an outstanding accounts receivable of approximately $323,000 and anticipated settling this accounts receivable through the ultimate sale of the common stock. This customer has agreed with us to cure any deficiency between the proceeds from the sale of the common stock and the balance of the outstanding accounts receivable. In addition, the customer's principal shareholder has personally agreed to cure any deficiency in the event that the customer defaults on its agreement to cure such deficiency, up to $292,000. As of January 31, 2005, we hold 240,000 shares of such common stock, subject to no restrictions, with a fair value of approximately $60,000, and we intend to sell the remaining portion of such stock during the next twelve months. This receivable is stated at management's estimate of its net realizable value.

5.       INVENTORIES
         -----------

Inventories consist of the following as of:
                                                   January 31,     October 31,
                                                      2005             2004
                                                   ------------    ------------
             Component parts                       $    296,144    $   304,862
             Work-in-process                             97,600        114,075
             Finished products                          583,633        580,492
                                                   ------------    ------------
                                                   $    977,377    $   999,429
                                                   ============    ============


6.       NET INCOME (LOSS) PER SHARE OF COMMON STOCK
         -------------------------------------------

     We comply with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three-month periods ended January 31, 2005 and 2004, were options to purchase 17,819,546 shares and 15,853,546 shares, respectively.

7.         SEGMENT INFORMATION
           -------------------

     We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management`s approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the three-month periods ended January 31, 2005 and 2004:


                                                                         Encryption Products
               Segment Data                     Flat-Panel Display           and Services                 Total
-------------------------------------------    ---------------------     ----------------------    ---------------------
Three Months Ended January 31, 2005:
   Revenue                                       $            -            $      212,591            $     212,591
   Net loss                                            (517,239)                 (489,255)              (1,006,494)

Three Months Ended January 31, 2004:
   Revenue                                       $            -            $       39,000            $      39,000
   Net loss                                            (438,068)                 (371,286)                (809,354)


8.       INVESTIGATION AND RECOVERY EFFORTS REGARDING MISAPPROPRIATED FUNDS
         ------------------------------------------------------------------

     During fiscal 2004 and the first month of fiscal 2005, a former employee embezzled approximately $185,000 in cash, of which approximately $10,000 relates to the first quarter of fiscal 2005. During the first quarter of fiscal 2005, we recovered approximately $110,000 of such loss through insurance proceeds. Of such recovery, $10,000 was applied toward the first quarter of fiscal 2005, and the remaining $100,000 was applied toward fiscal 2004. Accordingly, we recorded a charge to expense in fiscal 2004 of approximately $75,000 related to this matter, but no charge in the first quarter of fiscal 2005. During fiscal 2003 and 2002 the former employee committed additional fraudulent activities aggregating approximately $25,000, which were expensed during such fiscal periods. We will seek additional recoveries from other parties which, if we are successful in recovering additional amounts, will be recorded as recoveries in the period received.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations.
        --------------

GENERAL
-------

     Our principal operations are the development, production and marketing of multi-functional hardware and software based encryption products that provide information security for domestic and international users over virtually every communications media and the development, production and marketing of thin, high brightness, flat panel video displays ("Flat CRT").

     We currently have 17 different products in our line of hardware-based encryption solutions. Our encryption products are multi-functional, hardware based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed two software-based security products, one of which uses either the Triple DES or the AES algorithm to encrypt data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, and the other of which can encrypt voice and data in cellular and satellite phones, scanners, and printers. We sell our encryption products directly to end-users and through dealers and distributors.

     We have developed modifications of our standard products for specific applications. We have developed and are producing several products for use with the satellite communications network of Thuraya Satellite Telecommunications Company ("Thuraya"), a network built by Boeing Satellite Systems, Inc. ("Boeing") that provides communication in Europe, Africa, Russia, the Middle East and Asia. Our products can encrypt voice communication, using a compact encrypted module attached to the Thuraya handset, and automatically encrypt fax communications over the Thuraya network. Our products thus enable the Thuraya network to provide encrypted communications between satellite phones, from satellite phones to desk-based phones, or between desk-based phones. Additionally, we have developed three products to provide satellite and cellular fax encryption between fax machines and between computers and fax machines.

     In April 2004, we entered into an agreement with Boeing to provide our encryption products for use over the Thuraya network. Under a September 2004 modification to the agreement, Boeing is the exclusive distributor of eight of our products.

     In connection with Boeing becoming the exclusive distributor of some of our products, Boeing authorized us to use its name on our website. Accordingly, customers desiring to purchase such products can find authorized Boeing sales information on the "Encryption Products" page of our website. In January 2005, Boeing introduced, demonstrated and began marketing our encryption products to more than 100 Thuraya service providers. We assisted Boeing with such demonstrations. The products introduced included two new encryption products that we are selling to Boeing, the Thuraya DCS-1400 for voice encryption and the Thuraya USS-900T for fax encryption. These products contain the brand name of Thuraya and their operating controls are in the Arabic language.

     We have also developed a method for encrypting Short Message Service ("SMS"), an inexpensive text message communication protocol that is used in many cellular and satellite phones. We will utilize this encryption solution in conjunction with the Thuraya handsets.

     Our wireless encryption products are providing secure communications with many different satellite phones, including the Thuraya 7100/7101 handheld terminal ("HHT"), Globalstar GPS-1600 HHT, Telit SAT-550/600 HHT, Globalstar GPS-2800/2900 fixed phone, Iridium 9500/9505 HHT, Inmarsat M4 and Mini "M" HHT units from Thrane & Thrane and Nera. Through the use of our products, encrypted satellite communications are available for many Thuraya docking units, including Teknobli's Next Thuraya Docker, Thuraya Fixed Docking Adapter, APsi's FDU-2500 Fixed Docking Unit, Sattrans' SAT-OFFICE Fixed Docking Unit and SAT-VDA Hands-Free Car Kit.

     We also have developed modifications of our standard equipment for other applications. We have provided modifications of our hardware and software encryption solutions to several large organizations which are evaluating our products in connection with their security requirements. We are supplying to a major U.S. defense contractor our USS-900AF automatic fax encryption product to secure its worldwide fax communication. We have entered into an agreement with another major U.S. company and supplied an initial proof of concept encryption solution utilizing another of our products that has been configured to interface with that company's satellite global positioning system ("GPS") and data communication fleet management network.

     We have supplied another major U.S. company our USS-900AF and our DCS-1700 products. The DCS-1700 secures data links between scanners and printers in multi-functional products. That company is in the process of evaluating the market potential for these products for the health care industry. We are also marketing the DCS-1700 to other major companies to meet the security requirements of their products.

     We are also continuing our research and development work on our Flat CRT electron emission display technology. We have provided our model CTVD-101 Flat CRT display to a potential customer for evaluation of the display's performance in a product which must operate over a wide ambient temperature range in an outdoor environment. After successfully testing our display, the customer ordered a seed quantity of modules containing our display, to replace liquid crystal display ("LCD") modules in our customer's product. We have initially supplied the customer with model CTVD-101 displays. To be able to supply large quantities of displays to this customer and other potential customers, however, we are planning to produce our CTVD-201 and CTVD-202 Flat CRT displays, which are based on our more current thin film technology ("TFT"), rather than the CTVD-101. We are planning to replace the CTVD-101 displays previously provided to our customer with CTVD-201 displays for our customer's evaluation.

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

     We have developed, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for over seven years, prototypes of our Model CTDV-201 and Model CTDV-202, which contain the modified TFT color matrix structures we received under our agreement with the Asian company. The prototype Model CTDV-201 display is a 5.5 inch (diagonal) monochrome display with 320 x 234 pixels and the prototype Model CTDV-202 is a
5.5 inch (diagonal) color display with 960 x 234 pixels. We are also completing the assembly of a 7.0 inch (diagonal) prototype color display containing the modified TFT color matrix structures with 1,440 x 234 pixels. The Asian company has recently supplied additional quantities of the TFT color matrix structures for the CTVD-201 and CTVD-202. We are utilizing these additional quantities for a reliability evaluation of our displays. Also, we have modified the color matrix structures to incorporate chip on glass ("COG") technology which will be utilized for production of these displays. As part of our reliability evaluation, we are using both the CTVD-201 and CTDV-202 color Flat CRT displays. Upon the completion of our evaluation of the structures, we believe that Volga will be able to supply a limited production capability. We anticipate utilizing either the Asian company or other TFT LCD production companies to mass produce the display for potential users. However, we have not yet entered into any agreement for such production, and there can be no assurance that we can do so on commercially acceptable terms or at all.

     To activate the red, green and blue phosphors contained in the modified TFT color matrix pixel structure in our displays, we are using our current electron emission technology and are developing a new electron emission system using nanotube technology in cooperation with a U.S. company. The new technology consists of a unique array of low voltage controllable nanotubes for electron emission. These nanotubes are extremely small carbon elements, approximately 2,500 times thinner than the width of a human hair, that emit electrons under controllable conditions. In cooperation with that company, we are continuing to produce experimental nanotube design configurations to meet our design requirements. We have the exclusive right to use this company's nanotube technology for display applications.

     There can be no assurance that we can produce commercial quality displays, that we can produce such displays in commercial quantities, that we can successfully market our displays, or of the revenue we might derive from sales of our displays.

     Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. We also generate cash flows from sales of our encryption products. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have also been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options will be adequate to fund our operations at least through the end of the first quarter of fiscal 2006.

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

     We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our financial statements. For additional discussion on the application of these and other accounting polices, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2004.

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

Stock Based Compensation
------------------------

     We account for stock options granted to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provision of SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". If we were to include the cost of employee stock option compensation in the financial statements, our net loss for the three-month periods ended January 31, 2005 and 2004 would have increased by approximately $327,000 and $184,000, respectively, based on the fair value of the stock options granted to employees. See "-Impact of Recent Accounting Pronouncements."

RESULTS OF OPERATIONS
---------------------

Three months ended January 31, 2005 compared with three months ended January 31,
--------------------------------------------------------------------------------
2004
----

     Sales

     Revenue. Revenue from sales increased by approximately $174,000 in the three-month period ended January 31, 2005, to approximately $213,000, as compared to approximately $39,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The increase in sales was principally due to an increase in unit sales of our encryption products. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.


     Gross Profit. Gross profit from sales of encryption products and services increased by approximately $124,000 in the three-month period ended January 31, 2005, to approximately $148,000, as compared to approximately $24,000 in the comparable prior-year period. The increase in gross profit was primarily due to the increase in revenue. Gross profit as a percent of revenue increased to approximately 70% in the three-month period ended January 31, 2005, as compared to approximately 63% in the comparable prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.


     Research and Development Expenses

     Research and development expenses increased by approximately $105,000 in the three-month period ended January 31, 2005, to approximately $590,000, from approximately $485,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in employee compensation and related costs of approximately $114,000.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by approximately $216,000 to approximately $566,000 in the three-month period ended January 31, 2005, from approximately $350,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in professional fees of approximately $167,000, approximately $50,000 of which was incurred with respect to a theft by a former employee (see "-Investigation and Recovery Efforts Regarding Misappropriated Funds"), and an increase in employee compensation and related costs of approximately $40,000.

     Interest Income

     Interest income was approximately $2,000 in three-month period ended January 31, 2005, compared to approximately $1,000 in the comparable prior-year period.

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

     During the three months ended January 31, 2005, our operating activities used approximately $465,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $539,000, which was offset by cash of approximately $72,000 received from collections of accounts receivable related to sales of encryption products and approximately $2,000 of interest income received. In addition, during the three months ended January 31, 2005, we received approximately $476,000 in cash upon the exercise of stock options and purchased approximately $2,000 of equipment. As a result, our cash and cash equivalents at January 31, 2005 increased to approximately $1,012,000 from approximately $1,003,000 at the end of fiscal 2004.

     Accounts receivable increased by approximately $141,000 from approximately $63,000 at the end of fiscal 2004 to approximately $204,000 at January 31, 2005. The increase in accounts receivable is a result of the increase in revenue and the timing of collections. Inventories decreased approximately $22,000 from approximately $999,000 at October 31, 2004 to approximately $977,000 at January 31, 2005, as a result of the timing of shipments and production schedules. Prepaid expenses and other current assets decreased by approximately $95,000 from approximately $122,000 at the end of fiscal 2004 to approximately $27,000 at January 31, 2005. The decrease in prepaid expenses and other assets is primarily due to the receipt of a receivable of approximately $100,000 from insurance companies related to a theft by a former employee (see "-Investigation and Recovery Efforts Regarding Misappropriated Funds"). Accounts payable and accrued liabilities decreased by approximately $21,000 from approximately $443,000 at the end of fiscal 2004 to approximately $422,000 at January 31, 2005, as a result of the timing of payments.

     As a result of these changes, working capital at January 31, 2005 increased to approximately $1,882,000 from approximately $1,829,000 at the end of fiscal 2004.

     Our working capital includes inventory of approximately $977,000 at January 31, 2005. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

     During the three-month periods ended January 31, 2005 and 2004, we issued shares of common stock to certain employees for services rendered, principally in lieu of cash compensation. We recorded compensation expense for the three-month periods ended January 31, 2005 and 2004 of approximately $449,000 and $331,000, respectively, for shares of common stock issued to employees. In addition during three-month periods ended January 31, 2005 and 2004, we issued shares of common stock to consultants for services rendered. We recorded consulting expense for the three-month periods ended January 31, 2005 and 2004 of approximately $13,000 and $127,000, respectively, for shares of common stock issued to consultants. During the three-month period ended January 31, 2005, we also issued 179,000 shares of restricted common stock to our outside legal counsel in satisfaction of outstanding bills for services rendered in the amount of approximately $115,000.

     The auditor's report on our financial statements as of October 31, 2004 states that the net loss incurred during the year ended October 31, 2004, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2004, raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2003 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

     We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. During the three months ended January 31, 2005, we have recognized revenue from sales of encryption products of approximately $213,000.

     The following table presents our expected cash requirements for contractual obligations outstanding as of January 31, 2005:


                                                     Payments Due by Period
                                                     ----------------------
                                    Less
Contractual                         than              1-3             4-5           After
Obligations                        1 year            years           years         5 years              Total
----------------------------    -------------     -------------    ----------     -----------        -------------
Consulting
Agreement                       $      70,000                -             -               -         $      70,000

Noncancelable Operating
Leases                          $     257,000     $      88,000            -               -         $     345,000
                                -------------     -------------    ----------     -----------        -------------

Total Contractual
Cash Obligations                $     327,000     $      88,000            -               -         $     415,000
                                =============     =============    ==========     ===========        =============


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

     We incurred approximately $50,000 of accounting and other professional fees related to this matter during the first quarter of fiscal 2005.

     In connection with the audit of our financial statements for the year ended October 31, 2004, Grant Thornton LLP, our independent registered public accounting firm, advised us that there were material weaknesses in our internal controls that did not allow us to prevent or detect earlier such fraudulent activities, and that such weaknesses are "material weaknesses", as defined under standards established by the Public Company Accounting Oversight Board. As a result, and in response also to recommendations made by the independent accounting firm that conducted the investigation, to help ensure against such fraudulent activity in the future we have implemented changes to our cash processing and control procedures. We are also in the process of implementing changes to our operating bank account. See Item 4 "Controls and Procedures."

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending October 31, 2005. We are currently evaluating the impact of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements.

FORWARD-LOOKING STATEMENTS
--------------------------

     Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in "General Risks and Uncertainties" below and Note 1 to Condensed Financial Statements. You should read this discussion and analysis along with our Annual Report on Form 10-K for the year ended October 31, 2004 and the condensed financial statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

GENERAL RISKS AND UNCERTAINTIES
-------------------------------

     Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:

o We have experienced significant net losses and negative cash flows from operations and they may continue.

     We have had net losses and negative cash flows from operations in each year since our inception and in the three months ended January 31, 2005, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through January 31, 2005. We have set forth below our net losses, research and development expenses and net cash used in operations for the three-month periods ended January 31, 2005 and 2004, and for the fiscal years ended October 31, 2004 and 2003:


                                                            (Unaudited)
                                                         Three Months Ended                 Fiscal Years Ended
                                                             January 31,                        October 31,
                                                   --------------------------------    ------------------------------
                                                        2005            2004                2004           2003
                                                        ----            ----                ----           ----
Net loss                                            $ 1,006,494       $  809,354       $ 3,360,655     $ 3,114,411
Research and development expenses                   $   589,953       $  484,543       $ 2,164,427     $ 1,807,742
Net cash used in operations                         $   465,047       $  263,702       $ 1,205,122     $   958,501


o We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders, and our auditors have issued a "going concern" audit opinion.

     We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products. The auditor's report on our financial statements as of October 31, 2004 states that the net loss incurred during the year ended October 31, 2004, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2004, raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2003 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

     The small size of our accounting and financial staff has exposed us to risks relating to our internal control over financial reporting. In particular, as discussed in our Annual Report on Form 10-K for the year ended October 31,

2004 under Item 9A, Controls and Procedures, in December 2004, we discovered that an employee in our accounting staff had defrauded us of approximately $189,000 (of which approximately $4,000 we believe was replaced) during fiscal 2004 and the first month of fiscal 2005 and approximately $28,000 during the period from fiscal 2001 through fiscal 2003. While we have recovered approximately $110,000 of such loss through insurance proceeds and will seek additional recoveries from other parties, and we have taken steps to improve our internal controls to prevent such activity in the future, there can be no assurance that our controls and procedures will prevent all errors or fraud, or that any future such losses would be insured or otherwise recoverable. We may need to recruit additional staff to improve our internal controls or to support growth of our business, the costs of which would reduce the funds available for research and development and marketing activities.

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

     As discussed more fully in Item 9A of our Annual Report on Form 10-K for the year ended October 31, 2004, in connection with our audit of our financial statements for the fiscal year ended October 31, 2004, we determined that a former accounting employee embezzled funds from us. We conducted an internal investigation, discussed the matter with our independent registered public accounting firm, Grant Thornton LLP, and also engaged another independent accounting firm to conduct an independent investigation of this matter.

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

     As a result, and in response also to recommendations made by the independent accounting firm that conducted the investigation, to help ensure against such fraudulent activity in the future, we implemented changes in certain of our internal controls over financial reporting during the fiscal quarter ended January 31, 2005, as follows:

o an individual from management, rather than someone in the accounting department, opens the bank statements as they are received from the bank and reviews them for any unusual checks or other transactions before providing the statements to the accounting department to perform reconciliations;

o this individual compares all of the cancelled checks returned with the bank statement with our disbursement records to ensure that the records reflect the information on the check and reviews the checks for unusual or unexpected endorsements; and

o mail is opened by personnel outside the accounting department and any checks are immediately restrictively endorsed prior to being given to the accounting department.

     The independent accounting firm also recommended we adopt a "zero-base balance" or a "sweep" account in our operating bank account to enable the bank to transfer funds to the operating account only when checks are presented for payment. We are in the process of implementing this recommendation. We are also in the process of hiring a replacement for the former accounting employee. We have reviewed the segregation of duties in our accounting department and will further segregate duties once such person is hired, taking into account our staffing size and composition. Finally, the independent accounting firm also recommended that, as our business grows, we consider using a lockbox system for processing cash receipts, under which customers will be requested, via notations on invoices or monthly statements or the use of preaddressed envelopes, to send their payments to a post office box, which will be accessible only by (and will be collected daily by) our bank. We will continue to evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis, and will take further action as appropriate. However, there can be no assurance that our controls and procedures will prevent all errors or fraud.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         ------------------------------------------------------------

     On November 9, 2004, the Company issued 179,000 shares of its Common Stock to its outside legal counsel, in satisfaction of outstanding bills for services rendered in the amount of $115,372. Such shares of Common Stock were issued without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. In claiming such exemption, the Company relied on representations that, among other things, such firm was an accredited investor and was acquiring the shares for its own account (and not for the account of others) for investment and not with a view to distribution thereof.


Item 6.  Exhibits.
         ---------


31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 10, 2005.

31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 10, 2005.

32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 10, 2005.

32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 10, 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COPYTELE, INC.


                                        By:/s/ Denis A. Krusos
                                           -------------------
                                        Denis A. Krusos
                                        Chairman of the Board,
                                        Chief Executive Officer
March 10, 2005                          (Principal Executive Officer)


                                        By:/s/Henry P. Herms
                                        Henry P. Herms
                                        Vice President - Finance and
                                        Chief Financial Officer (Principal
March 10, 2005                          Financial and Accounting Officer)