Form 10-K/A
period 2004-10-31
COPYTELE INC
filed 2005-04-22
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
         October 31, 2004
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
         For the transition period from ___________ to ___________

                         Commission file number: 0-11254
--------------------------------------------------------------------------------
                                 COPYTELE, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                  11-2622630
-------------------------------         -----------------------------------
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

================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

Item 9A.          Controls and Procedures
                  -----------------------

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that, in light of the matters described below, our disclosure controls and procedures were not effective as of the end of fiscal 2004.

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

                                     PART IV
                                     -------

Item 15.          Exhibits and Financial Statement Schedules
                  ------------------------------------------

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

         (b)      Exhibits
                  --------

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

                  23.1     Consent of Grant Thornton LLP.  (Previously filed.)

                  31.1     Certification of Chief Executive Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated April 21, 2005. (Filed herewith.)

                  31.2     Certification of Chief Financial Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated April 21, 2005. (Filed herewith.)

                  32.1     Statement of Chief Executive Officer, pursuant to
                           Section 1350 of Title 18 of the United States Code, dated January 18, 2005. (Previously filed.)

                  31.2     Statement of Chief Financial Officer, pursuant to
                           Section 1350 of Title 18 of the United States Code, dated January 18, 2005. (Previously filed.)

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COPYTELE, INC.

                                                By: /s/ Denis A. Krusos
                                                    -------------------------
                                                    Denis A. Krusos
                                                    Chairman of the Board and
April 22, 2005                                      Chief Executive Officer

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

               23.1 Consent of Grant Thornton LLP. (Previously filed.)

               31.1 Certification of Chief Executive Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated April 21, 2005. (Filed herewith.)

               31.2 Certification of Chief Financial Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated April 21, 2005. (Filed herewith.)

               32.1 Statement of Chief Executive Officer, pursuant to Section
                    1350 of Title 18 of the United States Code, dated January 18, 2005. (Previously filed.)

               31.2 Statement of Chief Financial Officer, pursuant to Section
                    1350 of Title 18 of the United States Code, dated January 18, 2005. (Previously filed.)