Form 10-Q
period 2005-04-30
COPYTELE INC
filed 2005-06-09
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2005

                         Commission file number 0-11254


                                 COPYTELE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        11-2622630
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification no.)


               900 Walt Whitman Road
                   Melville, NY                                 11747
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

                                Yes __X__ No ___



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes __X__ No ___



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On June 7, 2005, the registrant had outstanding 88,860,668 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
          Condensed Balance Sheets as of April 30, 2005 (Unaudited) and
             October 31, 2004                                                        3

         Condensed Statements of Operations (Unaudited) for the six months
            ended April 30, 2005 and 2004                                            4

         Condensed Statements of Operations (Unaudited) for the three months
            ended April 30, 2005 and 2004                                            5

          Condensed Statements of Cash Flows (Unaudited) for the six months
            ended April 30, 2005 and 2004                                            6

         Notes to Condensed Financial Statements (Unaudited)                    7 - 13

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                            14 - 27
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                28

Item 4.  Controls and Procedures.                                                   28


PART II.  OTHER INFORMATION

Item 6.   Exhibits.                                                                 28

          SIGNATURES                                                                29

                                       2

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 COPYTELE, INC.
                            CONDENSED BALANCE SHEETS


                                                                                        (Unaudited)
                                                                                        ------------
                                                                                          April 30,              October 31,
                                         ASSETS                                             2005                    2004*
                                         ------                                         ------------             ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $    640,622             $  1,002,777
   Short-term investments                                                                    395,964                     --
   Accounts receivable, net of allowance for doubtful accounts of $149,455                    21,153                   63,460
   Other receivables, net of allowance for doubtful accounts of $100,171 and
      $108,793, respectively                                                                  77,627                   84,308
   Inventories                                                                               877,239                  999,429
   Prepaid expenses and other current assets                                                  16,536                  122,482
                                                                                        ------------             ------------
                        Total current assets                                               2,029,141                2,272,456

PROPERTY AND EQUIPMENT, net                                                                   33,042                   38,085

OTHER ASSETS                                                                                   5,509                    5,509
                                                                                        ------------             ------------
                                                                                        $  2,067,692             $  2,316,050
                                                                                        ============             ============
                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                     $    252,207             $    402,640
   Accrued liabilities                                                                        40,732                   40,480
                                                                                        ------------             ------------
                       Total current liabilities                                             292,939                  443,120

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized;
      no shares issued or outstanding                                                           --                       --
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 88,533,138 and 85,523,253 shares issued
      and outstanding, respectively                                                          885,331                  855,233
   Additional paid-in capital                                                             71,532,272               69,474,058
   Accumulated deficit                                                                   (70,642,850)             (68,456,361)
                                                                                        ------------             ------------
                                                                                           1,774,753                1,872,930
                                                                                        ------------             ------------
                                                                                        $  2,067,692             $  2,316,050
                                                                                        ============             ============



* Derived from audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

The accompanying notes are an integral part of these condensed balance sheets.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      For the Six Months Ended
                                                                 -------------------------------------
                                                                               April 30,
                                                                 -------------------------------------
                                                                     2005                      2004
                                                                 ------------             ------------


REVENUE                                                          $    259,300             $    140,804

COST OF REVENUE                                                       200,431                   46,298
                                                                 ------------             ------------
         Gross profit                                                  58,869                   94,506
                                                                 ------------             ------------
OPERATING EXPENSES
         Research and development expenses                          1,239,888                  991,179
         Selling, general and administrative expenses               1,011,742                  609,549
                                                                 ------------             ------------
                  Total operating expenses                          2,251,630                1,600,728
                                                                 ------------             ------------
LOSS FROM OPERATIONS                                               (2,192,761)              (1,506,222)

INTEREST INCOME                                                         6,272                    1,968
                                                                 ------------             ------------
NET LOSS                                                         $ (2,186,489)            $ (1,504,254)
                                                                 ============             ============
PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                       $      (0.03)            $      (0.02)
                                                                 ============             ============
Shares used in computing net loss per share:
         Basic and Diluted                                         86,742,842               81,382,989
                                                                 ============             ============




The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                      For the Three Months Ended
                                                                 -------------------------------------
                                                                               April 30,
                                                                 -------------------------------------
                                                                     2005                      2004
                                                                 ------------             ------------
REVENUE                                                          $     46,709             $    101,804

COST OF REVENUE                                                       135,858                   31,699
                                                                 ------------             ------------
         Gross profit (loss)                                          (89,149)                  70,105
                                                                 ------------             ------------
OPERATING EXPENSES
         Research and development expenses                            649,935                  506,636
         Selling, general and administrative expenses                 445,471                  259,388
                                                                 ------------             ------------
                  Total operating expenses                          1,095,406                  766,024
                                                                 ------------             ------------
LOSS FROM OPERATIONS                                               (1,184,555)                (695,919)

INTEREST INCOME                                                         4,560                    1,019
                                                                 ------------             ------------
NET LOSS                                                         $ (1,179,995)            $   (694,900)
                                                                 ============             ============
PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                       $      (0.01)            $      (0.01)
                                                                 ============             ============
Shares used in computing net loss per share:
         Basic and Diluted                                         87,341,635               82,167,680
                                                                 ============             ============




The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      For the Six Months Ended
                                                                                 -------------------------------------
                                                                                               April 30,
                                                                                 -------------------------------------
                                                                                     2005                      2004
                                                                                 ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                              $(1,184,067)            $  (646,345)
   Cash received from customers                                                       316,910                 211,609
   Interest received                                                                    6,272                   1,968
                                                                                  -----------             -----------
           Net cash used in operating activities                                     (860,885)               (432,768)
                                                                                  -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments (certificates of deposit)                     (395,964)                     --
   Purchases of property and equipment                                                 (2,256)                 (6,074)
                                                                                  -----------             -----------
           Net cash used in investing activities                                     (398,220)                 (6,074)
                                                                                  -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                            896,950                 658,590
                                                                                  -----------             -----------
           Net cash provided by financing activities                                  896,950                 658,590
                                                                                  -----------             -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (362,155)                219,748

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,002,777               1,023,531
                                                                                  -----------             -----------
CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                       $   640,622             $ 1,243,279
                                                                                  ===========             ===========
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Net loss                                                                       $(2,186,489)            $(1,504,254)
   Stock option compensation to consultants                                            44,609                  17,136
   Stock awards granted to employees and consultants pursuant to stock
      incentive plans                                                               1,031,381                 947,881
   Restricted stock issued for services rendered                                      115,372                    --
   Recovery of doubtful accounts                                                       (8,622)                (52,772)
   Provision for slow-moving inventory                                                125,000                    --
   Depreciation and amortization                                                        7,299                  10,691
   Change in operating assets and liabilities:
      Accounts receivable and other receivables                                        57,610                  76,635
      Inventories                                                                      (2,810)                (19,309)
      Prepaid expenses and other current assets                                       105,946                  24,689
      Other assets                                                                       --                       500
      Accounts payable and  accrued liabilities                                      (150,181)                 66,035
                                                                                  -----------             -----------
           Net cash used in operating activities                                  $  (860,885)            $  (432,768)
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

         The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the six-month and three-month periods ended April 30, 2005 and 2004. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

         The results of operations for interim periods may not necessarily reflect the results of operations for a full year. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, for more extensive disclosures than contained in these condensed financial statements.

Products

         We currently have 18 different products in our line of hardware-based encryption solutions. Our encryption products are multi-functional, hardware based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed two software-based security products, one of which uses either the Triple DES or the AES algorithm to encrypt data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, and the other of which can encrypt voice and data in cellular and satellite phones, scanners, and printers. We sell our encryption products directly to end-users and through dealers and distributors.

         We are also continuing our research and development work on our electron emission display ("Flat CRT") technology. We have been developing a Flat CRT display based on our thin film technology ("TFT") and have produced Flat CRT displays containing TFT color matrix structures.

Funding and Management's Plans

         From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. Commencing in the fourth quarter of fiscal 1999, we began to generate cash flows from sales of our encryption products.

         During the six months ended April 30, 2005, our operating activities used approximately $861,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,184,000, which was offset by cash of approximately $317,000 received from collections of accounts receivable related to sales of encryption products and approximately $6,000 of interest income received. In addition, we received approximately $897,000 in cash upon the exercise of stock options, invested approximately $396,000 in short-term investments consisting of certificates of deposit and purchased approximately $2,000 of equipment. As a result, our cash and cash equivalents at April 30, 2005 decreased to approximately $641,000 from approximately $1,003,000 at the end of fiscal 2004 and short-term investments consisting of certificates of deposit increased to approximately $396,000 at April 30, 2005 from $0 at the end of fiscal 2004.

         We  believe  that  our  existing  cash,  cash  equivalents,  short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2006. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the second quarter of fiscal 2006. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.

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

2. STOCK-BASED COMPENSATION

         Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 requires prominent disclosures in financial statements about the effects of stock-based compensation and provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. We account for stock options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148.
Compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee or director must pay to acquire the stock. In accordance with APB Opinion No. 25, we have not recognized any compensation cost, as all option grants to employees and directors have been made at the fair market value of our stock on the date of grant.

         Had compensation cost for stock options granted to employees and directors been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share would have increased to the following adjusted amounts:

                                                 For the Six Months Ended                        For the Three Months Ended
                                                         April 30,                                        April 30,
                                            ------------------------------------            -----------------------------------
                                                2005                    2004                   2005                    2004
                                            -----------             -----------             -----------             -----------
Net loss as reported                        $(2,186,489)            $(1,504,254)            $(1,179,995)            $  (694,900)
Add: Total stock-based employee
    compensation expense, determined
    under fair value based method, for
    all awards, net of related tax effect    (1,730,134)               (362,043)             (1,403,518)               (177,920)
                                            ------------             -----------             -----------             ------------
Net loss as adjusted                        $(3,916,623)            $(1,866,297)            $(2,583,513)            $  (872,820)
                                            ============             ===========             ===========             ===========
Net loss per share, basic and diluted:
    As reported                                   (0.03)                  (0.02)                  (0.01)                  (0.01)
    As adjusted                                   (0.05)                  (0.02)                  (0.03)                  (0.01)


         The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants during the six months ended April 30, 2005 and 2004: risk free interest rates of 3.39% and 2.00%; expected dividend yields of 0% for both periods; expected lives of 2.50 years and 2.44 years; and expected stock price volatility of 110% and 120%. The weighted average fair value of options granted under SFAS No. 123 for the six months ended April 30, 2005 and 2004 was $0.42 and $0.29.

         During the six-month periods ended April 30, 2005 and 2004, we granted to employees and consultants options to purchase 4,175,000 shares and 1,320,000 shares, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the six-month periods ended April 30, 2005 and 2004, stock options to purchase 1,288,800 shares and 1,438,500 shares, respectively, were exercised, with aggregate proceeds of approximately $897,000 and $659,000, respectively.

         We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123. Compensation expense for consultants, recognized during the six-month periods ended April 30, 2005 and 2004, was approximately $45,000 and $17,000, respectively, and during the three-month periods ended April 30, 2005 and 2004, was approximately $40,000 and $17,000, respectively. Such compensation expense was recognized in accordance with Emerging Issues Task Force Issue No. 00-08, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" and No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and is included in either research and development expenses or selling, general and administrative expenses, as applicable, in the accompanying statements of operations.

         During the six-month periods ended April 30, 2005 and 2004, we issued 1,512,085 shares and 1,498,665 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation expense for the six-month periods ended April 30, 2005 and 2004 of approximately $1,009,000 and $712,000, respectively, and for the three-month periods ended April 30, 2005 and 2004 of approximately $561,000 and $381,000, respectively, for the shares of common stock issued to employees. In addition, during the six-month periods ended April 30, 2005 and 2004, we issued 30,000 shares and 520,835 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the six-month periods ended April 30, 2005 and 2004 of approximately $22,000 and $236,000, respectively, and for the three-month periods ended April 30, 2005 and 2004 of approximately $9,000 and $109,000, respectively, for the shares of common stock issued to consultants.

         As of April 30, 2005, 6,889,044 shares and 25,773 shares, respectively, were available for future grants under the 2003 Share Plan and the CopyTele, Inc. 2000 Share Incentive Plan.

          During the six-month period ended April 30, 2005, we issued 179,000 shares of restricted common stock to our outside legal counsel in satisfaction of outstanding bills for services rendered in the amount of approximately $115,000.

          In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement were effective for the first interim reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) until the first interim reporting period of the first fiscal year beginning after June 15. 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending January 31, 2006. We are currently evaluating the impact of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements.

3. CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. At April 30, 2005, two customers in the Encryption Products and Services Segment represented 76% and 24%, respectively, of net accounts receivable. At October 31, 2004, two customers in the Encryption Products and Services Segment represented 48% and 44%, respectively, of net accounts receivable. During the six months ended April 30, 2005, one customer in the Encryption Products and Services Segment represented 83% of total net revenues. During the six months ended April 30, 2004, one customer in the Encryption Products and Services Segment represented 66% of total net revenues.

4. SHORT-TERM INVESTMENTS

         Short-term investments represent certificates of deposits, carried at amortized cost, with maturities of less than twelve months. The fair values of the certificates of deposits, including accrued interest, approximate their carrying value due to their short maturities.

5. OTHER RECEIVABLES

         In May and June 2002, we received restricted common stock from a customer in connection with an outstanding accounts receivable of approximately $323,000 and anticipated settling this accounts receivable through the ultimate sale of the common stock. This customer has agreed with us to cure any deficiency between the proceeds from the sale of the common stock and the balance of the outstanding accounts receivable. In addition, the customer's principal shareholder has personally agreed to cure any deficiency in the event that the customer defaults on its agreement to cure such deficiency, up to $292,000. During the six months ended April 30, 2005, we received aggregate proceeds of approximately $15,000 from the sale of a portion of the common stock. As of April 30, 2005, we hold 200,000 shares of such common stock, subject to no restrictions, with a fair value of approximately $60,000, and we intend to sell the remaining portion of such stock during the next twelve months. This receivable is stated at management's estimate of its net realizable value.

6.       INVENTORIES

         Inventories consist of the following as of:

                                                                        April 30,      October 31,
                                                                          2005            2004
                                                                       ----------      -----------
             Component parts                                           $  269,109      $ 304,862
             Work-in-process                                               59,606        114,075
             Finished products                                            548,524        580,492
                                                                       ----------      ---------
                                                                       $  877,239      $ 999,429
                                                                       ==========      =========

7. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

         We comply with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six-month periods ended April 30, 2005 and 2004, were options to purchase 20,505,246 shares and 14,879,546 shares, respectively.

8. SEGMENT INFORMATION

         We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management`s approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the six-month and three-month periods ended April 30, 2005 and 2004:


                                                                         Encryption Products
               Segment Data                     Flat-Panel Display           and Services                 Total
-------------------------------------------    ---------------------     ----------------------    -----------------
Six Months Ended April 30, 2005:
   Revenue                                       $            -            $      259,300             $   259,300
   Net loss                                             (948,120)              (1,238,369)             (2,186,489)

Six Months Ended April 30, 2004:
   Revenue                                       $            -            $      140,804             $   140,804
   Net loss                                             (737,345)                (766,909)             (1,504,254)



                                                                         Encryption Products
               Segment Data                     Flat-Panel Display           and Services                 Total
-------------------------------------------    ---------------------     ----------------------    -----------------
Three Months Ended April 30, 2005:
   Revenue                                       $            -            $       46,709             $    46,709
   Net loss                                             (430,881)                (749,114)             (1,179,995)

Three Months Ended April 30, 2004:
   Revenue                                       $            -            $      101,804             $   101,804
   Net loss                                             (299,277)                (395,623)               (694,900)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


GENERAL

         Our principal operations are the development, production and marketing of multi-functional hardware and software based encryption products that provide information security for domestic and international users over virtually every communications media and the development, production and marketing of thin, high brightness, flat panel video displays ("Flat CRT").

         We currently have 18 different products in our line of hardware-based encryption solutions. Our encryption products are multi-functional, hardware based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed two software-based security products, one of which uses either the Triple DES or the AES algorithm to encrypt data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems, and the other of which can encrypt voice and data in cellular and satellite phones, scanners, and printers. We sell our encryption products directly to end-users and through dealers and distributors.

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

         In connection with Boeing becoming the exclusive distributor of some of our products, Boeing authorized us to use its name on our website. Accordingly, customers desiring to purchase such products can find authorized Boeing sales information on the "Encryption Products" page of our website. In January 2005, Boeing introduced, demonstrated and began marketing our encryption products to more than 100 Thuraya service providers. We assisted Boeing with such demonstrations. The products introduced included two new encryption products that we are selling to Boeing, the Thuraya DCS-1400 for voice encryption and the Thuraya USS-900T for fax encryption between fax machines. We recently started selling to Boeing the USS-900TC, which provides satellite and cellular fax encryption between computers and fax machines. These products contain the brand name of Thuraya and their operating controls are in the Arabic language.

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

         We have supplied another major U.S. company our USS-900AF and our DCS-1700 products. The DCS-1700 secures data links between scanners and printers in multi-functional products. That company is in the process of evaluating the market potential for these products for the health care industry. We are providing the DCS-1700 to another major U.S. company to secure the data links between the scanners and servers in their multi-functional products. We are also marketing the DCS-1700 to other major companies to meet the security requirements of their products.

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

         We have developed, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for over seven years, our Model CTVD-201 and Model CTVD-202 displays, which contain the modified TFT color matrix structures we received under our agreement with the Asian company. The Model CTVD-201 display is a 5.5 inch (diagonal) monochrome display with 320 x
234 pixels and the Model CTVD-202 is a 5.5 inch (diagonal) color display with 960 x 234 pixels. We are also completing the assembly of a 7.0 inch (diagonal) prototype color display containing the modified TFT color matrix structures with 1,440 x 234 pixels. The Asian company has supplied several hundred of the TFT color matrix structures for the CTVD-201 and CTVD-202. We are producing the CTVD-201 and CTVD-202 displays which contain these matrix structures to evaluate the performance and reliability of our displays.

         We have successfully tested our display modules under various environmental conditions. This included subjecting our display modules to shock, vibration, and operating temperatures from -40(degree)C to +85(degree). Also, our display modules are capable of operating under both sunlight and nighttime conditions. As a result, we believe that our display modules can meet performance requirements to both outdoor and indoor applications. We have also successfully reduced the operating voltage requirements of our display modules to further improve the reliability and extend the life performance of our displays. We are continuing to obtain further performance data to insure reliable operation within the limits of our specifications.

         We recently exhibited our Flat CRT display at the Society for Information Display International Symposium, Seminar and Exhibition, the premier international gathering of scientists, engineers, manufacturers and users for the discussion, presentation, viewing and exhibiting of information display technology with more than 250 exhibits. We demonstrated our 5.5 inch (diagonal) display with 320 x 234 pixels and our 5.0 inch (diagonal) display with 320 x 240 pixels to scientists, engineers, manufacturers and users from more than one hundred companies and government agencies. We have been requested by many of the organizations to meet for further discussions.

         Also, we have modified the color matrix structures to incorporate chip on glass ("COG") technology which will be utilized for production of these displays. As part of our reliability evaluation, we are using both the CTVD-201 and CTVD-202 color Flat CRT displays. Upon the completion of our evaluation of the structures, we believe that Volga will be able to supply a limited production capability. We anticipate utilizing either the Asian company or other TFT LCD production companies to mass produce the display for potential users. However, we have not yet entered into any agreement for such production, and there can be no assurance that we can do so on commercially acceptable terms or at all.

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

         Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. We also generate cash flows from sales of our encryption products. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have also been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options will be adequate to fund our operations at least through the end of the second quarter of fiscal 2006.


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

Inventories

         Inventories are stated at the lower of cost, including material, labor and overhead, determined on a first-in, first-out basis, or market, which represents our best estimate of market value. We regularly review inventory quantities on hand, particularly finished goods, and record a provision for excess and obsolete inventory based primarily on forecasts of future product demand. During the three-month period ended April 30, 2005, we recorded a provision for slow-moving inventory of $125,000. Our net income (loss) is directly affected by management's estimate of the realizability of inventories. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

Stock Based Compensation

         We account for stock options granted to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provision of SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". If we were to include the cost of employee stock option compensation in the financial statements, our net loss for the six-month periods ended April 30, 2005 and 2004 would have increased by approximately $1,730,000 and $362,000, respectively, and for the three-month periods ended April 30, 2005 and 2004 would have increased by approximately $1,404,000 and $178,000, respectively, based on the fair value of the stock options granted to employees. See "-Impact of Recent Accounting Pronouncements."

RESULTS OF OPERATIONS

Six months ended April 30, 2005 compared with six months ended April 30, 2004

         Sales

         Revenue. Revenue from sales increased by approximately $118,000 in the six-month period ended April 30, 2005, to approximately $259,000, as compared to approximately $141,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The increase in sales was principally due to an increase in unit sales of our encryption products. Our encryption sales have been limited and are sensitive to individual large transactions which can vary from period to period. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.


         Gross Profit. Gross profit from sales of encryption products and services decreased by approximately $36,000 in the six-month period ended April 30, 2005, to approximately $59,000, as compared to approximately $95,000 in the comparable prior-year period. Gross profit as a percent of revenue decreased to approximately 23% in the six-month period ended April 30, 2005, as compared to approximately 67% in the comparable prior-year period. The decrease in gross profit and gross profit as a percent of revenue is primarily the result of the provision for slow-moving inventory of $125,000 recorded in the three-month period ended April 30, 2005, offset by an increase in revenue during such period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.


         Research and Development Expenses

         Research and development expenses increased by approximately $249,000 in the six-month period ended April 30, 2005, to approximately $1,240,000, from approximately $991,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in employee compensation and related costs of approximately $248,000, primarily resulting from the grant of employee bonuses.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $402,000 to approximately $1,012,000 in the six-month period ended April 30, 2005, from approximately $610,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in professional fees of approximately $230,000, approximately $50,000 of which was incurred with respect to a theft by a former employee (see "-Investigation and Recovery Efforts Regarding Misappropriated Funds" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004), an increase in employee compensation and related costs of approximately $80,000, the recovery in the prior year of previously reserved amounts of approximately $53,000 and an increase in stock option compensation to consultants of approximately $27,000.

         Interest Income

         Interest income was approximately $6,000 in six-month period ended April 30, 2005, compared to approximately $4,000 in the comparable prior-year period. The increase in interest income was the result of an increase in average funds available for investment and an increase in prevailing interest rates.

Three  months  ended April 30, 2005  compared  with three months ended April 30,
2004

         Sales

         Revenue. Revenue from sales decreased by approximately $55,000 in the three-month period ended April 30, 2005, to approximately $47,000, as compared to approximately $102,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The decrease in sales was principally due to a decrease in unit sales of our encryption products related to customer procurement delays. Our encryption sales have been limited and are sensitive to individual large transactions which can vary from period to period. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.


          Gross Profit (loss). Gross profit from sales of encryption products and services decreased by approximately $159,000 in the three-month period ended April 30, 2005, to a loss of approximately $89,000, as compared to a gross profit of approximately $70,000 in the comparable prior-year period. The decrease gross profit is primarily the result of the provision for slow-moving inventory of $125,000 recorded in the three-month period ended April 30, 2005. Gross profit as a percent of revenue in the three-month period ended April 30, 2004 was approximately 69%. Gross profit as a percent of revenue in the three-month period ended April 30, 2005 is not meaningful due to the loss recorded during the period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.


         Research and Development Expenses

         Research and development expenses increased by approximately $143,000 in the three-month period ended April 30, 2005, to approximately $650,000, from approximately $507,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in employee compensation and related costs of approximately $133,000, primarily resulting from the grant of employee bonuses.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $186,000 to approximately $445,000 in the three-month period ended April 30, 2005, from approximately $259,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in professional fees of approximately $63,000, the recovery in the prior year of previously reserved amounts of approximately $53,000 and an increase in employee compensation and related costs of approximately $39,000.

         Interest Income

         Interest income was approximately $5,000 in three-month period ended April 30, 2005, compared to approximately $1,000 in the comparable prior-year period. The increase in interest income was the result of an increase in average funds available for investment and an increase in prevailing interest rates.


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

         During the six months ended April 30, 2005, our operating activities used approximately $861,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,184,000, which was offset by cash of approximately $317,000 received from collections of accounts receivable related to sales of encryption products and approximately $6,000 of interest income received. In addition, we received approximately $897,000 in cash upon the exercise of stock options, invested approximately $396,000 in short-term investments consisting of certificates of deposit and purchased approximately $2,000 of equipment. As a result, our cash and cash equivalents at April 30, 2005 decreased to approximately $641,000 from approximately $1,003,000 at the end of fiscal 2004 and short-term investments consisting of certificates of deposit increased to approximately $396,000 at April 30, 2005 from $0 at the end of fiscal 2004.

         Accounts receivable decreased by approximately $42,000 from approximately $63,000 at the end of fiscal 2004 and by approximately $183,000 from approximately $204,000 at January 31, 2005, to approximately $21,000 at April 30, 2005. The decrease in accounts receivable is a result of the timing of collections, in particular a large account receivable at January 31, 2005 related to our largest customer that was collected in February 2005. Other receivables decreased by approximately $6,000 from approximately $84,000 at the end of fiscal 2004 to approximately $78,000 at April 30, 2005. The decrease in other receivables is a result of proceeds received of approximately $15,000 from the sale of a portion of the common stock received from a customer to settle such customer's accounts receivable, offset by a reduction of the allowance for doubtful accounts related to this accounts receivable of approximately $9,000. Inventories decreased approximately $122,000 from approximately $999,000 at October 31, 2004 to approximately $877,000 at April 30, 2005, as a result of the timing of shipments, production schedules and the provision for slow-moving inventory of $125,000 recorded during the three-month period ended April 30, 2005. Prepaid expenses and other current assets decreased by approximately $106,000 from approximately $122,000 at the end of fiscal 2004 to approximately $16,000 at April 30, 2005. The decrease in prepaid expenses and other assets is primarily due to the receipt of a receivable of approximately $100,000 from insurance companies related to a theft by a former employee (see "-Investigation and Recovery Efforts Regarding Misappropriated Funds" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004). Accounts payable and accrued liabilities decreased by approximately $150,000 from approximately $443,000 at the end of fiscal 2004 to approximately $293,000 at April 30, 2005, as a result of the issuance of restricted common stock to settle a liability of approximately $115,000 and the timing of payments.

         As a result of these changes, working capital at April 30, 2005 decreased to approximately $1,736,000 from approximately $1,829,000 at the end of fiscal 2004.

         Our working capital includes inventory of approximately $877,000 at April 30, 2005. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

         During the six-month periods ended April 30, 2005 and 2004, we issued shares of common stock to certain employees for services rendered, principally in lieu of cash compensation. We recorded compensation expense for the six-month periods ended April 30, 2005 and 2004 of approximately $1,009,000 and $712,000, respectively, and for the three-month periods ended April 30, 2005 and 2004 of approximately $561,000 and $381,000, respectively, for the shares of common stock issued to employees. In addition during the six-month periods ended April 30, 2005 and 2004, we issued shares of common stock to consultants for services rendered. We recorded consulting expense for the six-month periods ended April 30, 2005 and 2004 of approximately $22,000 and $236,000, respectively, and for the three-month periods ended April 30, 2005 and 2004 of approximately $9,000 and $109,000, respectively, for the shares of common stock issued to consultants. During the three-month period ended April 30, 2005, we also issued 179,000 shares of restricted common stock to our outside legal counsel in satisfaction of outstanding bills for services rendered in the amount of approximately $115,000.

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

         We  believe  that  our  existing  cash,  cash  equivalents,  short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2006. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the second quarter of fiscal 2006. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.

         We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. During the six months ended April 30, 2005, we have recognized revenue from sales of encryption products of approximately $259,000.

         The following table presents our expected cash requirements for contractual obligations outstanding as of April 30, 2005:

                                                   Payments Due by Period
                                            ---------------------------------------
                                 Less
Contractual Obligations          than           1-3            4-5          After
                                 1 year         years         years        5 years        Total
----------------------------    --------    -----------     --------     ----------      --------
Consulting
Agreement                       $ 70,000              -                                  $ 70,000
                                                                   -              -
Noncancelable Operating                                                                  $280,000
Leases                          $258,000    $    22,000
                                                                   -              -
                                --------    -----------     --------     ----------      --------
Total Contractual
Cash Obligations                $328,000    $    22,000            -              -      $350,000
                                ========    ===========     ========     ==========      ========


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement were effective for the first interim reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) until the first interim reporting period of the first fiscal year beginning after June 15. 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending January 31, 2006. We are currently evaluating the impact of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements.

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

         We have had net losses and negative cash flows from operations in each year since our inception and in the six months ended April 30, 2005, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through April 30, 2005. We have set forth below our net losses, research and development expenses and net cash used in operations for the six-month periods ended April 30, 2005 and 2004, and for the fiscal years ended October 31, 2004 and 2003:

                                                             (Unaudited)
                                                          Six Months Ended                  Fiscal Years Ended
                                                              April 30,                         October 31,
                                                   --------------------------------    ---------------------------
                                                        2005            2004                2004           2003
                                                   ------------     -----------        -----------     -----------
Net loss                                            $ 2,186,489     $ 1,504,254        $ 3,360,655     $ 3,114,411
Research and development expenses                   $ 1,239,888     $   991,179        $ 2,164,427     $ 1,807,742
Net cash used in operations                         $   860,885     $   432,768        $ 1,205,122     $   958,501


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

         We believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2006. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the second quarter of fiscal 2006. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.


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

         There was no change in our internal control over financial reporting during the quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                                  PART II. OTHER INFORMATION


Item 6.  Exhibits.

     31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 9, 2005.

     31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 9, 2005.

     32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 9, 2005.

     32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 9, 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COPYTELE, INC.


                                 By: /s/ Denis A. Krusos
                                 ------------------------------------
                                 Denis A. Krusos
                                 Chairman of the Board,
                                 Chief Executive Officer
June 9, 2005                     (Principal Executive Officer)



                                 By: /s/ Henry P. Herms
                                 ------------------------------------
                                 Henry P. Herms
                                 Vice President - Finance and
                                 Chief Financial Officer (Principal
June 9, 2005                     Financial and Accounting Officer)