Form 10-Q
period 2005-07-31
COPYTELE INC
filed 2005-09-09
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2005

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

                               Yes __X__      No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes __X__      No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes _____      No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On September 2, 2005, the registrant had outstanding 90,715,448 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Balance Sheets as of July 31, 2005 (Unaudited)
          and October 31, 2004                                            3

         Condensed Statements of Operations (Unaudited) for the
          nine months ended July 31, 2005 and 2004                        4

         Condensed Statements of Operations (Unaudited) for the
          three months ended July 31, 2005 and 2004                       5

         Condensed Statements of Cash Flows (Unaudited) for the
          nine months ended July 31, 2005 and 2004                        6

         Notes to Condensed Financial Statements (Unaudited)              7 - 13

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                     14 - 29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.     29

Item 4.  Controls and Procedures.                                        29


PART II. OTHER INFORMATION

Item 6.  Exhibits.                                                       30

         SIGNATURES                                                      30

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
         ---------------------

                                 COPYTELE, INC.
                                 --------------
                            CONDENSED BALANCE SHEETS
                            ------------------------


                                                                    (Unaudited)
                                                                   -------------
                                                                      July 31,       October 31,
                                 ASSETS                                 2005            2004*
                                 ------                            -------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $   581,792      $ 1,002,777
  Short-term investments                                                398,353                -
  Accounts receivable, net                                               95,314           63,460
  Other receivables, net of allowance for doubtful accounts of
   $100,171 and $108,793, respectively                                   77,627           84,308
  Inventories                                                           555,020          999,429
  Prepaid expenses and other current assets                              12,323          122,482
                                                                   -------------    -------------
           Total current assets                                       1,720,429        2,272,456

PROPERTY AND EQUIPMENT, net                                              30,438           38,085

OTHER ASSETS                                                              4,888            5,509
                                                                   -------------    -------------
                                                                    $ 1,755,755      $ 2,316,050
                                                                   =============    =============

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                  $   231,496      $   402,640
  Accrued liabilities                                                    38,602           40,480
                                                                   -------------    -------------
           Total current liabilities                                    270,098          443,120

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share; 500,000 shares
   authorized; no shares issued or outstanding                                -                -
  Common stock, par value $.01 per share; 240,000,000 shares authorized; 90,478,768 and 85,523,253 shares issued and
   outstanding, respectively                                            904,788          855,233
  Additional paid-in capital                                         72,342,772       69,474,058
  Accumulated deficit                                               (71,761,903)     (68,456,361)
                                                                   -------------    -------------
                                                                      1,485,657        1,872,930
                                                                   -------------    -------------
                                                                    $ 1,755,755      $ 2,316,050
                                                                   =============    =============



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

                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------


                                                                     For the Nine Months Ended
                                                                              July 31,
                                                                   ------------------------------
                                                                        2005             2004
                                                                   -------------    -------------

REVENUE                                                             $   391,425      $   357,251

COST OF REVENUE                                                         555,259          129,518
                                                                   -------------    -------------

    Gross profit (loss)                                                (163,834)         227,733
                                                                   -------------    -------------

OPERATING EXPENSES
    Research and development expenses                                 1,725,197        1,732,345
    Selling, general and administrative expenses                      1,426,936        1,036,901
                                                                   -------------    -------------
          Total operating expenses                                    3,152,133        2,769,246
                                                                   -------------    -------------

LOSS FROM OPERATIONS                                                 (3,315,967)      (2,541,513)

INTEREST INCOME                                                          10,425            3,047
                                                                   -------------    -------------

NET LOSS                                                            $(3,305,542)     $(2,538,466)
                                                                   =============    =============



PER SHARE INFORMATION:
Net loss per share:
    Basic and Diluted                                               $     (0.04)     $     (0.03)
                                                                   =============    =============

Shares used in computing net loss per share:
    Basic and Diluted                                                87,619,508       82,277,894
                                                                   =============    =============


The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------


                                                                     For the Three Months Ended
                                                                              July 31,
                                                                   ------------------------------
                                                                        2005             2004
                                                                   -------------    -------------

REVENUE                                                             $   132,125      $   216,447

COST OF REVENUE                                                         354,828           83,220
                                                                   -------------    -------------

    Gross profit (loss)                                                (222,703)         133,227
                                                                   -------------    -------------

OPERATING EXPENSES
    Research and development expenses                                   485,309          741,166
    Selling, general and administrative expenses                        415,194          427,352
                                                                   -------------    -------------
          Total operating expenses                                      900,503        1,168,518
                                                                   -------------    -------------

LOSS FROM OPERATIONS                                                 (1,123,206)      (1,035,291)

INTEREST INCOME                                                           4,153            1,079
                                                                   -------------    -------------

NET LOSS                                                            $(1,119,053)     $(1,034,212)
                                                                   =============    =============



PER SHARE INFORMATION:
Net loss per share:
    Basic and Diluted                                               $     (0.01)     $     (0.01)
                                                                   =============    =============

Shares used in computing net loss per share:
    Basic and Diluted                                                89,344,254       84,048,249
                                                                   =============    =============


The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------


                                                                     For the Nine Months Ended
                                                                              July 31,
                                                                   ------------------------------
                                                                        2005             2004
                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payments to suppliers, employees and  consultants                 $(1,675,809)     $(1,257,899)
  Cash received from customers                                          369,874          443,612
  Interest received                                                      10,425            3,047
                                                                   -------------    -------------
      Net cash used in operating activities                          (1,295,510)        (811,240)
                                                                   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments (certificates of deposit)        (398,353)               -
  Purchases of property and equipment                                    (3,322)          (8,273)
                                                                   -------------    -------------
      Net cash used in investing activities                            (401,675)          (8,273)
                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                             1,276,200          836,265
                                                                   -------------    -------------
      Net cash provided by financing activities                       1,276,200          836,265
                                                                   -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (420,985)          16,752

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,002,777        1,023,531
                                                                   -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   581,792      $ 1,040,283
                                                                   =============    =============

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
 ACTIVITIES:
  Net loss                                                          $(3,305,542)     $(2,538,466)
  Stock option compensation to consultants                               44,609          132,252
  Stock awards granted to employees and consultants pursuant to
   stock incentive plans                                              1,482,088        1,502,150
  Restricted stock issued for services rendered                         115,372                -
  Provision for (Recovery of) doubtful accounts                          (3,622)         (73,159)
  Provision for excess inventory                                        437,990                -
  Depreciation and amortization                                          10,969           13,758
  Change in operating assets and liabilities:
    Accounts receivable and other receivables                           (21,551)          92,190
    Inventories                                                           6,419           12,121
    Prepaid expenses and other current assets                           110,159           29,521
    Other assets                                                            621              500
    Accounts payable and accrued liabilities                           (173,022)          17,893
                                                                   -------------    -------------
          Net cash used in operating activities                     $(1,295,510)     $  (811,240)
                                                                   =============    =============


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

     The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the nine-month and three-month periods ended July 31, 2005 and 2004. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

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

Funding and Management's Plans
------------------------------

     From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. In 2001 and 2002, we also received payments under a technology development agreement. In addition, commencing in the fourth quarter of fiscal 1999, we began to generate cash flows from sales of our encryption products.

     During the nine months ended July 31, 2005, our operating activities used approximately $1,296,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,676,000, which was offset by cash of approximately $370,000 received from collections of accounts receivable related to sales of encryption products and approximately $10,000 of interest income received. In addition, we received approximately $1,276,000 in cash upon the exercise of stock options, invested approximately $398,000 in short-term investments consisting of certificates of deposit and purchased approximately $3,000 of equipment. As a result, our cash and cash equivalents at July 31, 2005 decreased to approximately $582,000 from approximately $1,003,000 at the end of fiscal 2004 and short-term investments consisting of certificates of deposit increased to approximately $398,000 at July 31, 2005 from $0 at the end of fiscal 2004.

     We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2006. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the third quarter of fiscal 2006. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.

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

     Had compensation cost for stock options granted to employees and directors been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share would have increased to the following adjusted amounts:

                                                     For the Nine Months               For the Three Months
                                                        Ended July 31,                    Ended July 31,
                                                --------------------------------  --------------------------------
                                                      2005             2004             2005             2004
                                                ---------------  ---------------  ---------------  ---------------
Net loss as reported                            $   (3,305,542)  $   (2,538,466)  $   (1,119,053)  $   (1,034,212)
Add: Total stock-based employee
  compensation expense, determined
  under fair value based method, for
  all awards, net of related tax effect             (2,017,510)      (1,272,801)        (287,376)        (910,758)
                                                ---------------  ---------------  ---------------  ---------------

Net loss as adjusted                            $   (5,323,052)  $   (3,811,267)  $   (1,406,429)  $   (1,944,970)
                                                ===============  ===============  ===============  ===============

Net loss per share, basic and diluted:
  As reported                                          $ (0.04)         $ (0.03)         $ (0.01)         $ (0.01)
                                                       ========         ========         ========         ========
  As adjusted                                          $ (0.06)         $ (0.05)         $ (0.02)         $ (0.02)
                                                       ========         ========         ========         ========

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants during the nine months ended July 31, 2005 and 2004: risk free interest rates of 3.45% and 2.53%; expected dividend yields of 0% for both periods; expected lives of 2.50 years and 2.48 years; and expected stock price volatility of 109% and 123%. The weighted average fair value of options granted under SFAS No. 123 for the nine months ended July 31, 2005 and 2004 was $0.38 and $0.42.

     During the nine-month periods ended July 31, 2005 and 2004, we granted to employees, directors and consultants options to purchase 5,390,000 shares and 3,340,000 shares, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the nine-month periods ended July 31, 2005 and 2004, stock options to purchase 2,313,800 shares and 1,706,000 shares, respectively, were exercised, with aggregate proceeds of approximately $1,276,000 and $836,000, respectively.

     We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123. Consulting expense for options granted to consultants, recognized during the nine-month periods ended July 31, 2005 and 2004, was approximately $45,000 and $132,000, respectively, and during the three-month periods ended July 31, 2005 and 2004, was approximately $0 and $115,000, respectively. Such consulting expense is included in either research and development expenses or selling, general and administrative expenses, as applicable, in the accompanying statements of operations.

     During the nine-month periods ended July 31, 2005 and 2004, we issued 2,417,715 shares and 2,102,250 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation expense for the nine-month periods ended July 31, 2005 and 2004 of approximately $1,453,000 and $1,175,000, respectively, and for the three-month periods ended July 31, 2005 and 2004 of approximately $443,000 and $463,000, respectively, for the shares of common stock issued to employees. In addition, during the nine-month periods ended July 31, 2005 and 2004, we issued 45,000 shares and 628,860 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the nine-month periods ended July 31, 2005 and 2004 of approximately $30,000 and $328,000, respectively, and for the three-month periods ended July 31, 2005 and 2004 of approximately $7,000 and $91,000, respectively, for the shares of common stock issued to consultants.

     As of July 31, 2005, 4,753,414 shares and 45,773 shares, respectively, were available for future grants under the 2003 Share Plan and the CopyTele, Inc. 2000 Share Incentive Plan.

     During the nine-month period ended July 31, 2005, we issued 179,000 shares of restricted common stock to our outside legal counsel in satisfaction of outstanding bills for services rendered in the amount of approximately $115,000.

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement were effective for the first interim reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) until the first interim reporting period of the first fiscal year beginning after June 15. 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending January 31, 2006. We are currently evaluating the effect of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements.

3.   CONCENTRATION OF CREDIT RISK
     ----------------------------

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. At July 31, 2005, one customer in the Encryption Products and Services Segment represented 96% of net accounts receivable. At October 31, 2004, two customers in the Encryption Products and Services Segment represented 48% and 44%, respectively, of net accounts receivable. During the nine months ended July 31, 2005, one customer in the Encryption Products and Services Segment represented 78% of total net revenues. During the nine months ended July 31, 2004, two customers in the Encryption Products and Services Segment represented 59% and 26%, respectively, of total net revenues.

4.   SHORT-TERM INVESTMENTS
     ----------------------

     Short-term investments represent certificates of deposits, carried at amortized cost, with maturities of less than twelve months. The fair values of the certificates of deposits, including accrued interest, approximate their carrying value due to their short maturities.

5.   OTHER RECEIVABLES
     -----------------

     In May and June 2002, we received restricted common stock from a customer in connection with an outstanding accounts receivable of approximately $323,000 and anticipated settling this accounts receivable through the ultimate sale of the common stock. This customer has agreed with us to cure any deficiency between the proceeds from the sale of the common stock and the balance of the outstanding accounts receivable. In addition, the customer's principal shareholder has personally agreed to cure any deficiency in the event that the customer defaults on its agreement to cure such deficiency, up to $292,000. During the nine months ended July 31, 2005, we received aggregate proceeds of approximately $15,000 from the sale of a portion of the common stock. As of July 31, 2005, we hold 200,000 shares of such common stock, subject to no restrictions, with a fair value of approximately $50,000, and we intend to sell the remaining portion of such stock during the next twelve months. This receivable is stated at management's estimate of its net realizable value.

6.   INVENTORIES
     -----------

     Inventories consist of the following as of:
                                                       July 31,      October 31,
                                                         2005           2004
                                                     ------------   ------------
       Component parts                               $   205,402    $   304,862
       Work-in-process                                    28,990        114,075
       Finished products                                 320,628        580,492
                                                     ------------   ------------
                                                     $   555,020    $   999,429
                                                     ============   ============

7.   NET INCOME (LOSS) PER SHARE OF COMMON STOCK
     -------------------------------------------

     We comply with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the nine-month periods ended July 31, 2005 and 2004, were options to purchase 20,127,246 shares and 16,252,546 shares, respectively.

8.   SEGMENT INFORMATION
     -------------------

     We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management`s approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the nine-month and three-month periods ended July 31, 2005 and 2004:

                                                                  Encryption Products
            Segment Data                   Flat-Panel Display         and Services               Total
---------------------------------------   --------------------   ----------------------   -------------------
Nine Months Ended July 31, 2005:
  Revenue                                   $       -              $    391,425             $    391,425
  Net loss                                    (1,310,575)            (1,994,967)              (3,305,542)

Nine Months Ended July 31, 2004:
  Revenue                                   $       -              $    357,251             $    357,251
  Net loss                                    (1,452,496)            (1,085,970)              (2,538,466)

                                                                  Encryption Products
            Segment Data                   Flat-Panel Display         and Services               Total
---------------------------------------   --------------------   ----------------------   -------------------
Three Months Ended July 31, 2005:
  Revenue                                   $       -              $    132,125             $    132,125
  Net loss                                      (362,455)              (756,598)              (1,119,053)

Three Months Ended July 31, 2004:
  Revenue                                   $       -              $    216,447             $    216,447
  Net loss                                      (715,151)              (319,061)              (1,034,212)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

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

     We have developed modifications of our standard products for specific applications. We have developed and are producing several products for use with the satellite communications network of Thuraya Satellite Telecommunications Company ("Thuraya"), located in Abu Dhabi, United Arab Emirates. The Thuraya network was built by Boeing Satellite Systems, Inc. ("Boeing") and provides communication in Europe, Africa, Russia, the Middle East and Asia. Our products can encrypt voice communication, using a compact encrypted module attached to the Thuraya handset, and automatically encrypt fax communications over the Thuraya network. Our products thus enable the Thuraya network to provide encrypted communications between satellite phones, from satellite phones to desk-based phones, or between desk-based phones. Additionally, we have developed three products to provide satellite and cellular fax encryption between fax machines and between computers and fax machines.

     In April 2004, we entered into an agreement with Boeing to provide our encryption products for use over the Thuraya network. Under a September 2004 modification to the agreement, Boeing is the exclusive distributor of eight of our products.

     In connection with Boeing becoming the exclusive distributor of some of our products, Boeing authorized us to use its name on our website. Accordingly, customers desiring to purchase such products can find authorized Boeing sales information on the "Encryption Products" page of our website. In January 2005, Boeing introduced, demonstrated and began marketing our encryption products to more than 100 Thuraya service providers. We assisted Boeing with such demonstrations. The products introduced included two new encryption products that we are selling to Boeing, the Thuraya DCS-1400 for voice encryption and the Thuraya USS-900T for fax encryption between fax machines. In February 2005, we started selling to Boeing the USS-900TC, which provides satellite and cellular fax encryption between computers and fax machines. These products contain the brand name of Thuraya and their operating controls are in the Arabic language.

     Thuraya has included 13 of our  encryption  solutions sold by Boeing on the
Boeing             page            of             Thuraya's             website,
http://www.thuraya.com/country/int_sp/boeing/products.htm. Our products are also being marketed by another of Thuraya's international service providers, Fort Info Technology FZC, located in Dubai, United Arab Emirates. Our encryption solutions are listed on Fort Info Technology's website, www.forttel.com, under Secure Communications.

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

     We have supplied another major U.S. company our USS-900AF to secure fax communication of personal medical records. We are also providing the DCS-1700 to several U.S. companies to secure the data links between scanners, servers, and printers in multi-functional products.

     We are also continuing our research and development work on our Flat CRT electron emission display technology. We have provided our model CTVD-101 Flat CRT display to a potential customer for evaluation of the display's performance in a product which must operate over a wide ambient temperature range in an outdoor environment. After successfully testing our display, the customer ordered a seed quantity of modules containing our display, to replace liquid crystal display ("LCD") modules in our customer's product. We have initially supplied the customer with model CTVD-101 displays. To be able to supply large quantities of displays to this customer and other potential customers, however, we are planning to produce our monochrome CTVD-201 and color CTVD-202 Flat CRT displays, which are based on our more current thin film technology ("TFT"), rather than the CTVD-101. We are planning to replace the CTVD-101 displays previously provided to our customer with CTVD-201 displays for our customer's evaluation.

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

     We have developed, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for approximately eight years, our Model CTVD-201 and Model CTVD-202 displays, which contain the modified TFT color matrix structures we received under our agreement with the Asian company. The Model CTVD-201 display is a 5.5 inch (diagonal) monochrome display with 320 x 234 pixels and the Model CTVD-202 is a 5.5 inch (diagonal) color display with 960 x 234 pixels. We are also completing the assembly of a
7.0 inch (diagonal) prototype color display containing the initial modified TFT color matrix structures with 1,440 x 234 pixels. The Asian company has supplied several hundred of the initial modified TFT color matrix structures for the CTVD-201 and CTVD-202. We produced the CTVD-201 and CTVD-202 displays which contain these initial modified color matrix structures to evaluate the performance and reliability of our displays.

     We have successfully tested our display modules under various environmental conditions. This included subjecting our display modules to shock, vibration, and operating temperatures from -40(degree)C to +85(degree). Our display modules are also capable of operating under both sunlight and nighttime conditions. As a result, we believe that our display modules can meet performance requirements for both outdoor and indoor applications. We have also successfully reduced the operating voltage requirements of our display modules to further improve the reliability and extend the life of our displays.

     As a result of our reliability testing and evaluation of the display performance characteristics, we have developed a new TFT-based pixel matrix electron control system ("PMECS"). PMECS utilizes our unique low temperature sealing and vacuuming technology, can operate with virtually any type of electron emission system, has gray scale and color capability, and consumes substantially less power than LCD or plasma displays. In addition, PMECS, in conjunction with our electron emission technologies, is applicable to any size display from small hand-held devices to large HDTV products that are being produced in TFT LCD production facilities. We believe that Flat CRT displays with PMECS could potentially have a cost similar to a CRT and thus less than current LCD or Plasma displays.

     The Asian company has supplied us with 5.5 inch (diagonal) TFT color matrix structures with 960 x 234 pixels which incorporate PMECS. We are now producing, with the assistance of Volga, both monochrome and color displays with PMECS in combination with our proprietary electron emission technologies. These emission technologies, which include carbon nanotubes, both reflective and non-reflective planar edge, and thin filaments, are suitable for different display application requirements. In particular, we are incorporating, in our displays, in conjunction with PMECS, our low power carbon nanotube electron emission system. These nanotubes are extremely small carbon elements, approximately 2,500 times thinner than the width of a human hair, that emit electrons under controllable conditions.

     In addition to using our own election emission technologies as a source for a low power electron emission system to be used in conjunction with PMECS, we are also working with two U.S. companies to utilize their carbon nanotube technologies. One company is supplying us with its low power carbon nanotube electron system, which we are incorporating with PMECS to produce a 5.5 inch diagonal display. The other company is developing, exclusively for us, an array of low voltage and power controllable carbon nanotubes for electron emission.

     We have also designed PMECS to incorporate chip on glass ("COG") technology, which will be utilized for mass production of these displays. Upon the completion of our display utilizing this design, we believe that Volga will be able to initially supply a limited quantity of production displays. Volga is in the process of evaluating its equipment requirements to mass produce the displays. We anticipate utilizing either the Asian company, Volga or other TFT LCD production companies to mass produce the display for potential users. However, we have not yet entered into any agreement for such mass production, and there can be no assurance that we can do so on commercially acceptable terms or at all.

     Earlier this year, we exhibited our Flat CRT display at the Society for Information Display International Symposium, Seminar and Exhibition, the premier international gathering of scientists, engineers, manufacturers and users for the discussion, presentation, viewing and exhibiting of information display technology with more than 250 exhibits. We demonstrated our 5.5 inch (diagonal) display with 320 x 234 pixels and our 5.0 inch (diagonal) display with 320 x 240 pixels to scientists, engineers, manufacturers and users from more than one hundred companies and government agencies. We are following up with a number of companies that expressed an interest in utilizing our displays for their products. In particular, we have demonstrated our 5.5 inch (diagonal) color display with 960 x 234 pixels to two companies and are in discussions with those companies regarding utilizing our display technology.

     There can be no assurance that we can produce commercial quality displays, that we can produce such displays in commercial quantities, that we can successfully market our displays, or of the revenue we might derive from sales of our displays.

     Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. We also generate cash flows from sales of our encryption products. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have also been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options will be adequate to fund our operations at least through the end of the third quarter of fiscal 2006.


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

Inventories
-----------

     Inventories are stated at the lower of cost, including material, labor and overhead, determined on a first-in, first-out basis, or market, which represents our best estimate of market value. We regularly review inventory quantities on hand, particularly finished goods, and record a provision for excess and obsolete inventory based primarily on forecasts of future product demand. During the nine-month period ended July 31, 2005, we recorded a provision for excess inventory due to changes in product requirements of approximately $438,000. Our net income (loss) is directly affected by management's estimate of the realizability of inventories. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

Stock Based Compensation
------------------------

     We account for stock options granted to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provision of SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". If we were to include the cost of employee stock option compensation in the financial statements, our net loss for the nine-month periods ended July 31, 2005 and 2004 would have increased by approximately $2,018,000 and $1,273,000, respectively, and for the three-month periods ended July 31, 2005 and 2004 would have increased by approximately $287,000 and $911,000, respectively, based on the fair value of the stock options granted to employees. See "-Impact of Recent Accounting Pronouncements."


RESULTS OF OPERATIONS
---------------------

Nine months ended July 31, 2005 compared with nine months ended July 31, 2004
-----------------------------------------------------------------------------

     Sales

     Revenue. Revenue from sales increased by approximately $34,000 in the nine-month period ended July 31, 2005, to approximately $391,000, as compared to approximately $357,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The increase in revenue from sales resulted from an increase in revenue from encryption services of approximately $60,000, offset by a reduction in unit sales of approximately $26,000. Our encryption sales have been limited and are sensitive to individual large transactions which can vary from period to period. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.


     Gross Profit (Loss). Gross profit from sales of encryption products and services decreased by approximately $392,000 in the nine-month period ended July 31, 2005, to a loss of approximately $164,000, as compared to a gross profit of approximately $228,000 in the comparable prior-year period. The decrease in gross profit is primarily the result of the provision for excess inventory due to changes in product requirements of approximately $438,000 recorded in the nine-month period ended July 31, 2005. Gross profit as a percent of revenue in the nine-month period ended July 31, 2004 was approximately 64%. Gross profit
(loss) as a percent of revenue in the nine-month period ended July 31, 2005 is not meaningful due to the inventory adjustment recorded during the period. Because of the limited number of transactions during each of the periods, gross profit percentages, excluding the effect of inventory adjustments, are sensitive to individual transactions.

     Research and Development Expenses

     Research and development expenses decreased by approximately $7,000 in the nine-month period ended July 31, 2005, to approximately $1,725,000, from approximately $1,732,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease of approximately $231,000 in outside research and development expense relating to our development of modified TFT technology for our flat panel displays, offset by an increase in employee compensation and related costs of approximately $221,000, primarily resulting from the grant of employee bonuses.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by approximately $390,000 to approximately $1,427,000 in the nine-month period ended July 31, 2005, from approximately $1,037,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in professional fees of approximately $263,000, approximately $50,000 of which was incurred with respect to a theft by a former employee (see "-Investigation and Recovery Efforts Regarding Misappropriated Funds" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004), an increase in employee compensation and related costs of approximately $96,000 and the recovery in the prior year of previously reserved amounts of approximately $73,000, offset by a reduction of approximately $37,000 in consulting expense for stock options issued to consultants.

     Interest Income

     Interest income was approximately $10,000 in nine-month period ended July 31, 2005, compared to approximately $3,000 in the comparable prior-year period. The increase in interest income was the result of an increase in average funds available for investment and an increase in prevailing interest rates.

Three months ended July 31, 2005 compared with three months ended July 31, 2004
-------------------------------------------------------------------------------

     Sales

     Revenue. Revenue from sales decreased by approximately $84,000 in the three-month period ended July 31, 2005, to approximately $132,000, as compared to approximately $216,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The decrease in revenue from sales was principally due to a decrease in unit sales of our encryption products of approximately $144,000 related to customer procurement delays, offset by an increase in revenue from encryption services of approximately $60,000. Our encryption sales have been limited and are sensitive to individual large transactions which can vary from period to period. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

     Gross Profit (Loss). Gross profit from sales of encryption products and services decreased by approximately $356,000 in the three-month period ended July 31, 2005, to a loss of approximately $223,000, as compared to a gross profit of approximately $133,000 in the comparable prior-year period. The decrease in gross profit is primarily the result of the provision for excess inventory due to changes in product requirements of approximately $313,000 recorded in the three-month period ended July 31, 2005. Gross profit as a percent of revenue in the three-month period ended July 31, 2004 was approximately 62%. Gross profit (loss) as a percent of revenue in the three-month period ended July 31, 2005 is not meaningful due to the inventory adjustment recorded during the period. Because of the limited number of transactions during each of the periods, gross profit percentages, excluding the effect of inventory adjustments, are sensitive to individual transactions.

     Research and Development Expenses

     Research and development expenses decreased by approximately $256,000 in the three-month period ended July 31, 2005, to approximately $485,000, from approximately $741,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease of approximately $212,000 in outside research and development expense relating to our development of modified TFT technology for our flat panel displays and a decrease in employee compensation and related costs of approximately $26,000.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by approximately $12,000 to approximately $415,000 in the three-month period ended July 31, 2005, from approximately $427,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a reduction in consulting expense of approximately $89,000, offset by an increase in professional fees of approximately $34,000, the recovery in the prior year of previously reserved amounts of approximately $20,000 and an increase in employee compensation and related costs of approximately $16,000.

     Interest Income

     Interest income was approximately $4,000 in three-month period ended July 31, 2005, compared to approximately $1,000 in the comparable prior-year period. The increase in interest income was the result of an increase in average funds available for investment and an increase in prevailing interest rates.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. In 2001 and 2002, we also received payments under a technology development agreement. In addition, commencing in the fourth quarter of fiscal 1999, we began to generate cash flows from sales of our encryption products.

     During the nine months ended July 31, 2005, our operating activities used approximately $1,296,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,676,000, which was offset by cash of approximately $370,000 received from collections of accounts receivable related to sales of encryption products and approximately $10,000 of interest income received. In addition, we received approximately $1,276,000 in cash upon the exercise of stock options, invested approximately $398,000 in short-term investments consisting of certificates of deposit and purchased approximately $3,000 of equipment. As a result, our cash and cash equivalents at July 31, 2005 decreased to approximately $582,000 from approximately $1,003,000 at the end of fiscal 2004 and short-term investments consisting of certificates of deposit increased to approximately $398,000 at July 31, 2005 from $0 at the end of fiscal 2004.

     Accounts receivable increased by approximately $32,000 from approximately $63,000 at the end of fiscal 2004 to approximately $95,000 at July 31, 2005. The increase in accounts receivable is a result of the timing of collections. During the three months ended July 31, 2005, we applied our reserve for doubtful accounts against the underlying receivable (which related to one slow-paying customer). This had no effect on our net accounts receivable. Other receivables were approximately $78,000 at July 31, 2005, representing a decrease of approximately $6,000 from approximately $84,000 at the end of fiscal 2004. The decrease in other receivables is a result of proceeds received of approximately $15,000 from the sale of a portion of the common stock received from a customer to settle such customer's accounts receivable, offset by a reduction of the allowance for doubtful accounts related to this accounts receivable of approximately $9,000. Inventories decreased approximately $444,000 from approximately $999,000 at October 31, 2004 to approximately $555,000 at July 31, 2005, as a result of the timing of shipments, production schedules and the provision for excess inventory due to changes in product requirements of approximately $438,000 recorded during the nine-month period ended July 31, 2005. Prepaid expenses and other current assets decreased by approximately $110,000 from approximately $122,000 at the end of fiscal 2004 to approximately $12,000 at July 31, 2005. The decrease in prepaid expenses and other assets is primarily due to the receipt of a receivable of approximately $100,000 from insurance companies related to a theft by a former employee (see "-Investigation and Recovery Efforts Regarding Misappropriated Funds" in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004). Accounts payable and accrued liabilities decreased by approximately $173,000 from approximately $443,000 at the end of fiscal 2004 to approximately $270,000 at July 31, 2005, as a result of the issuance of restricted common stock to settle a liability of approximately $115,000 and the timing of payments.

     As a result of these changes, working capital at July 31, 2005 decreased to approximately $1,450,000 from approximately $1,829,000 at the end of fiscal 2004.

     Our working capital includes inventory of approximately $555,000 at July 31, 2005. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

     During the nine-month periods ended July 31, 2005 and 2004, we issued shares of common stock to certain employees for services rendered, principally in lieu of cash compensation. We recorded compensation expense for the nine-month periods ended July 31, 2005 and 2004 of approximately $1,453,000 and $1,175,000, respectively, and for the three-month periods ended July 31, 2005 and 2004 of approximately $443,000 and $463,000, respectively, for the shares of common stock issued to employees. In addition during the nine-month periods ended July 31, 2005 and 2004, we issued shares of common stock to consultants for services rendered. We recorded consulting expense for the nine-month periods ended July 31, 2005 and 2004 of approximately $30,000 and $328,000, respectively, and for the three-month periods ended July 31, 2005 and 2004 of approximately $7,000 and $91,000, respectively, for the shares of common stock issued to consultants. During the nine-month period ended July 31, 2005, we also issued 179,000 shares of restricted common stock to our outside legal counsel in satisfaction of outstanding bills for services rendered in the amount of approximately $115,000.

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

     We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2006. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the third quarter of fiscal 2006. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.

     We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. During the nine months ended July 31, 2005, we have recognized revenue from sales of encryption products and services of approximately $391,000.

     The following table presents our expected cash requirements for contractual obligations outstanding as of July 31, 2005:

                                                Payments Due by Period
                                                ----------------------
                            Less
 Contractual                than           1-3            4-5           After
 Obligations               1 year         years          years         5 years         Total
---------------------   ------------   ------------   ------------   ------------   ------------
Consulting
Agreement                $ 105,000           -              -               -        $ 105,000


Noncancelable
Operating Leases         $ 217,000           -              -               -        $ 217,000
                        ------------   ------------   ------------   ------------   ------------

Total Contractual
Cash Obligations         $ 322,000           -              -               -        $ 322,000
                        ============   ============   ============   ============   ============


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement were effective for the first interim reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) until the first interim reporting period of the first fiscal year beginning after June 15. 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending January 31, 2006. We are currently evaluating the effect of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces the Accounting Principles Board Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," to require retrospective application to prior periods' financial statements of changes in accounting principle. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on our financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"). SFAS 153 amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on our financial statements.


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

     We have had net losses and negative cash flows from operations in each year since our inception and in the nine months ended July 31, 2005, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through July 31, 2005. We have set forth below our net losses, research and development expenses and net cash used in operations for the nine-month periods ended July 31, 2005 and 2004, and for the fiscal years ended October 31, 2004 and 2003:

                                                      (Unaudited)
                                                    Nine Months Ended                 Fiscal Years Ended
                                                        July 31,                          October 31,
                                             ------------------------------     ------------------------------
                                                  2005             2004              2004             2003
                                                  ----             ----              ----             ----
Net loss                                      $ 3,305,542      $ 2,538,466       $ 3,360,655      $ 3,114,411
Research and development expenses             $ 1,725,197      $ 1,732,345       $ 2,164,427      $ 1,807,742
Net cash used in operations                   $ 1,295,510      $   811,240       $ 1,205,122      $   958,501

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

     We believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2006. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the third quarter of fiscal 2006. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing.

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

     The small size of our accounting and financial staff has exposed us to risks relating to our internal control over financial reporting. In particular, as discussed in our Annual Report on Form 10-K for the year ended October 31, 2004 under Item 9A, Controls and Procedures, in December 2004, we discovered that an employee in our accounting staff had defrauded us of approximately $189,000 (of which approximately $4,000 we believe was replaced) during fiscal 2004 and the first month of fiscal 2005 and approximately $28,000 during the period from fiscal 2001 through fiscal 2003. While we have recovered approximately $110,000 of such loss through insurance proceeds and may seek additional recoveries from other parties, and we have taken steps to improve our internal controls to prevent such activity in the future, there can be no assurance that our controls and procedures will prevent all errors or fraud, or that any future such losses would be insured or otherwise recoverable. We may need to recruit additional staff to improve our internal controls or to support growth of our business, the costs of which would reduce the funds available for research and development and marketing activities.

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

     There was no change in our internal control over financial reporting during the quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.  Exhibits.
         ---------

             31.1   Certification  of  Chief  Executive  Officer,   pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated September 9, 2005.

             31.2   Certification  of  Chief  Financial  Officer,   pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated September 9, 2005.

             32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 9, 2005.

             32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 9, 2005.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COPYTELE, INC.


                                         By: /s/ Denis A. Krusos
                                             ------------------------------
                                         Denis A. Krusos
                                         Chairman of the Board and
                                         Chief Executive Officer
September 9, 2005                        (Principal Executive Officer)



                                         By: /s/ Henry P. Herms
                                             ------------------------------
                                         Henry P. Herms
                                         Vice President - Finance and
                                         Chief Financial Officer (Principal
September 9, 2005                        Financial and Accounting Officer)