Form 10-K
period 2005-10-31
COPYTELE INC
filed 2006-01-31
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 0-11254
-------------------------------------------------------------------------------
                                 COPYTELE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                    11-2622630
-----------------------------------------------  ------------------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
              or Organization)                           Identification No.)
-------------------------------------------------------------------------------

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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_] No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]   Accelerated filer [x]  Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 29, 2005 (the last business day of the registrant's most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant's Common Stock on the Over-the-Counter Bulletin Board on such date ($0.50):
$42,947,807

On January 25, 2006, the registrant had outstanding 93,759,406 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

===============================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

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

OVERVIEW

                  Our principal operations are the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media, and the development, production and marketing of thin, high-brightness, flat panel CRT displays.

         FLAT PANEL CRT DISPLAY

                  After more than eight years of developing our high-brightness, thin, flat panel CRT display technology, we have achieved our goal of producing a flat panel display ("Flat Panel CRT") that not only preserves many of the beneficial characteristics of a cathode ray tube ("CRT") but is thin and consumes less power. We achieved this goal by creating a TFT (thin film technology) based pixel matrix electron control system ("PMECS") that can operate with virtually any electron emission system. We have begun to market our Flat Panel CRT by demonstrating it at flat panel display exhibitions and to potential customers and licensees. We have produced models of full color thin Flat Panel CRT displays that can be connected to a DVD player to show color or black and white movies.

                  Our Flat Panel CRT displays incorporating PMECS consist of two thin glass substrates which are vacuumed and sealed using our unique low temperature technology. Our Flat Panel CRT displays can operate with virtually any type of electron emission system, have gray scale and color or monochrome capability, operate at low voltages, have no pixel cross-talk (i.e., the operation of a pixel does not interfere with other pixels), and consume low power. In addition, PMECS, in conjunction with our electron emission technologies, is applicable to any size display from small hand-held devices to large HDTV products. We believe that Flat Panel CRT displays with PMECS could potentially have a cost similar to a CRT and thus cost less than current LCD or plasma displays.

                  The PMECS, which is located on one of the substrates, is being exclusively produced for us by an Asian company utilizing its mass production TFT liquid crystal display ("LCD") facilities. Our supplier has incorporated the PMECS into 5.5 inch (diagonal) TFT color matrix structures with 960 x 234 pixels. We are now producing, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for more than eight years, our CTVD-201 monochrome and CTVD-202 color displays using these structures in combination with our proprietary electron emission technologies. These emission technologies, which include carbon nanotubes, both reflective and non-reflective planar edge, and thin filaments, are suitable for a variety of display applications. In particular, we are incorporating our low voltage and low power carbon nanotube electron emission system into our displays. These carbon nanotubes are extremely small carbon elements, approximately 10,000 times thinner than the width of a human hair, that emit electrons under controllable conditions. We are working with one of our sources of nanotubes, a U.S. company, to incorporate its carbon nanotubes into our 5.5 inch diagonal color and monochrome displays.

                  We have successfully tested our Flat Panel CRT displays under various environmental conditions. This included subjecting our displays to shock, vibration, and operating temperatures from -40(degree)C to 85(degree)C. Our displays are capable of operating under both sunlight and nighttime conditions. As a result, we believe that our displays can meet performance requirements for both outdoor and indoor applications. We have also reduced the operating voltage requirements of our displays to further improve the reliability and extend the life of our displays.

                  Currently, LCDs are the most commonly used flat panel displays in commercial products. We believe that our Flat Panel CRT display utilizing PMECS has a number of advantages over LCD displays:

                  o Potentially lower cost, since our Flat Panel CRT does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD.

                  o        Lower  power,   since  our  Flat  Panel  CRT  has  no
                           backlight.

                  o        Approximately 1,000 times faster response time.

                  o        Up to 10 times brighter.

                  o        Up to 20 times higher contrast.

                  o Capable of operating over a wider range of ambient light conditions than LCDs, especially in bright light conditions.

                  o Capable of operating over a temperature range of -40(degree)C to 85(degree)C, which exceeds the range over which LCDs can operate, especially under cold temperature conditions.

                  o Can be viewed with high contrast over approximately a 180 degree viewing angle, in both the horizontal and vertical directions, which exceeds the viewing angle with high contrast of LCDs.

                  Also, our Flat Panel CRT operates at low voltages, similar to an LCD, as compared to field emission displays which use voltages of up to 10,000 volts. A detailed summary of our color and monochrome display specifications can be seen on our website, www.copytele.com.

         ENCRYPTION PRODUCTS AND TECHNOLOGY

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

                  Our line of encryption products consists mainly of our multi-functional, hardware-based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed two software-based security products - one that uses either the Triple DES or the AES algorithm to encrypt data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems and another that is able to encrypt voice and data transmitted between cellular and satellite phones and among servers, scanners, and printers. We sell our encryption products directly to end-users and through dealers and distributors.

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

                  o        Low power consumption.

                  Over the past year, we have expanded our encryption product line and currently have 18 different products in our product line. We have continued to direct our marketing efforts toward participation in the security opportunities created by the U.S. Department of Homeland Security, the U.S. Defense Department, the Health Insurance Portability and Accountability Act ("HIPAA"), the Sarbanes-Oxley Act, and the Gramm-Leach-Bliley Act. We have entered into agreements with three major U.S. companies to supply them with our encryption equipment, which is capable of securing fax, voice, and data information over satellite, digital, and analog communication networks. We are working with a company to develop an encryption product to secure e-mail transactions, transparent to the individual user. If this product can be successfully developed, we will seek to license our technology, non-exclusively, to the company. We are also working with two companies to secure information between corporate servers and printers, and between users and high speed networks.

                  We have developed a line of products for use over the satellite communications network of the Thuraya Satellite Telecommunications Company ("Thuraya"), located in Dubai, United Arab Emirates. The Thuraya network, developed by the Boeing Company ("Boeing"), provides satellite communications in Europe, Africa, Russia, the Middle East and Asia. Our products enable the Thuraya network to provide encrypted communications between satellite phones, from satellite phones to desk-based phones, or between desk-based phones. Our products can encrypt both data and, with our DCS-1400-D, which uses a compact encryption module attached to the Thuraya handset, voice communication over the Thuraya network. End-users benefiting from our encryption technology include Thuraya customers served by Boeing in Iraq, U.S. military forces in the Middle East, and other U.S. government personnel.

                  Several companies are distributing and marketing our line of products for use with the Thuraya network. We have an agreement with Boeing under which Boeing is a distributor of such products. In addition, a major Thuraya service provider has also become a distributor of, and has purchased, certain of such products. Thuraya itself has included 13 of our encryption products sold by Boeing on the Boeing page of Thuraya's website, http://www.thuraya.com/country/int_sp/boeing/products.htm. Our products are also being marketed by another of Thuraya's international service providers, Fort Info Technology FZC, located in Dubai, and are listed on Fort Info Technology's website, www.forttel.com, under Secure Communications.

                  Under our agreement with Boeing, Boeing is the exclusive distributor of our DCS-1400-D (docker voice encryption device), USS-900T
(satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products. We have expanded our line of products distributed by Boeing, which now consists of 13 products. These products contain the brand name of Thuraya and have operating controls in Arabic. In addition, with funding provided by Boeing we have developed a prototype of a docking unit containing the DCS-1400 system to encrypt the next generation voice and data handset to operate over the Thuraya network. We are also developing for Boeing, a voice product to operate over the Thuraya network having a higher level of security. We are also developing additional encryption products required for applications over the Thuraya network.

                  In connection with Boeing becoming the exclusive distributor of certain of our products, Boeing authorized us to use its name on our website. Accordingly, customers desiring to purchase these encryption products can find authorized Boeing sales information on the "Encryption Products" page of our website. In January 2005, Boeing introduced, demonstrated (with our assistance) and began marketing our encryption products to more than 100 world-wide Thuraya service providers.

                  Our encryption products can also be used to further encrypt data over the Globalstar network. Globalstar provides a satellite voice and data service throughout a world-wide coverage area. Our DCS-1200 and DCS-1400 encryption devices are included on the Globalstar webpage, http://www.globalstarusa.com/en/products/encryption.php.

                  We are continuing to develop a hardware device to encrypt Short Message Service ("SMS"), an inexpensive text message communication protocol that is used in many cellular and satellite phones and networks. We currently plan to utilize this encryption solution in conjunction with the Thuraya handsets, but it can be used for data communications across other platforms as well.

                  Our products provide secure communications with many different satellite phones, including the Thuraya 7100/7101 handheld terminal ("HHT"), Globalstar GPS-1600 HHT, Telit SAT-550/600 HHT, Globalstar GPS-2800/2900 fixed phone, Iridium 9500/9505 HHT, Inmarsat M4 and Mini "M" HHT units from Thrane & Thrane and Nera. Through the use of our products, encrypted satellite communications are available for many Thuraya docking units, including Teknobil's Next Thuraya Docker, Thuraya's Fixed Docking Adapter, APsi's FDU-2500 Fixed Docking Unit, and Sattrans's SAT-OFFICE Fixed Docking Unit and SAT-VDA Hands-Free Car Kit.

                  We have also developed modifications of our standard equipment for other applications. We have provided modifications of our hardware and software encryption solutions to several large organizations which are evaluating our products in connection with their security requirements. We are supplying our USS-900AF automatic fax encryption product to a major U.S. defense contractor to secure its worldwide fax communication. We have entered into an agreement with another major U.S. company and supplied an initial proof of concept encryption solution utilizing another of our products that has been configured to interface with that company's satellite global positioning system ("GPS") and data communication fleet management network.

                  We are supplying another major U.S. company with our USS-900AF to secure fax communication of personal medical records. We are also providing our DCS-1700 to several U.S. companies to encrypt the network data communication links between corporate servers, scanners, and printers contained in multi-functional products. The TCP/IP encryption provided by our DCS-1700 is also being evaluated by firms that require secure data backup to meet HIPAA, Sarbanes-Oxley, Gramm-Leach-Bliley and other corporate governance requirements.

                  There is continued interest in our encryption products by governments located in the Americas, Europe, Africa, Asia and the Middle East. Applications for these customers include voice, fax and data security using land-line and wireless phones. Product evaluations by these customers are usually thorough and take time to materialize into firm orders.

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

GENERAL RISKS AND UNCERTAINTIES

                  Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

o WE HAVE EXPERIENCED SIGNIFICANT NET LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS AND THEY MAY CONTINUE.

                  We have had net losses and negative cash flows from operations in each year since our inception, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through October 31, 2005. We have set forth below our net losses, research and development expenses and net cash used in operations for the three fiscal years ended October 31, 2005:

                                                                     FISCAL YEARS ENDED OCTOBER 31,
                                                            ------------------------------------------------
                                                               2005               2004               2003
                                                            ----------         ----------        -----------
Net loss.............................................       $4,451,257         $3,360,655        $3,114,411
Research and development expenses....................        2,266,911          2,164,427         1,807,742
Net cash used in operations..........................        1,720,332          1,205,122           958,501


o WE MAY NEED ADDITIONAL FUNDING IN THE FUTURE WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS AND, IF AVAILABLE, MAY RESULT IN DILUTION TO OUR STOCKHOLDERS, AND OUR AUDITORS HAVE ISSUED A "GOING CONCERN" AUDIT OPINION.

                  We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products. The auditor's report on our financial statements as of October 31, 2005 states that the net loss incurred during the year ended October 31, 2005, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the years ended October 31, 2004 and 2003 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

                  We believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2007. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2007. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available; we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

o WE MAY NOT GENERATE SUFFICIENT REVENUE TO SUPPORT OUR OPERATIONS IN THE FUTURE OR TO GENERATE PROFITS.

                  We are engaged in two principal operations: (i) the development, production and marketing of thin high-brightness Flat Panel CRT displays and (ii) the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media. We have only recently started to produce color and monochrome versions of our high-brightness Flat Panel CRT displays and our encryption products are only in their initial stages of commercial production. Our investments in research and development are considerable. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

         o our ability to successfully market our line of thin high-brightness Flat Panel CRT displays and encryption products;
         o the capability of Volga to produce thin high-brightness color and monochrome Flat Panel CRT displays and supply them to us;
         o our ability to jointly develop with Volga and produce a color Flat Panel CRT display with various electron emission systems;
         o our production capabilities and those of our suppliers as required for the production of our encryption products;
         o        long-term performance of our products;
         o the capability of our dealers and distributors to adequately service our encryption products;
         o        our  ability  to  maintain  an  acceptable  pricing  level  to end-users for both our encryption and display products;
         o        the  ability  of  suppliers  to  meet  our   requirements  and
                  schedule;
         o our ability to successfully develop other new products under development;
         o        rapidly changing consumer preferences;
         o the possible development of competitive products that could render our products obsolete or unmarketable; and
         o our future negotiations with Volga with respect to payments and other arrangements under our Joint Cooperation Agreement with Volga.

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

o OUR COMMON STOCK IS SUBJECT TO THE SEC'S PENNY STOCK RULES WHICH MAY MAKE OUR SHARES MORE DIFFICULT TO SELL.

                  Our stock fits the definition of a penny stock. The SEC rules regarding penny stocks may have the effect of reducing trading activity in our common stock and making it more difficult for investors to sell their shares. The rules require a broker to deliver a risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing prior to effecting a transaction and in writing with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before completion of the transaction. These requirements may result in a lower trading volume of our common stock and lower trading prices.

NEW TECHNOLOGIES UNDER DEVELOPMENT

         FLAT PANEL CRT DISPLAY TECHNOLOGY

                  During 2005, we continued to pursue our efforts to develop new technologies for our color and monochrome Flat Panel CRT displays. We are currently focusing on developing two new technologies.

                  First, we are further developing our Flat Panel CRT display technology to incorporate in our displays our low voltage and low power carbon nanotube electron emission system as part of PMECS. We are utilizing nanotubes derived from three sources, including from a U.S. company. We have developed a number of different configurations of carbon nanotube electron emission systems to optimize the type of nanotube system necessary for PMECS. We are incorporating our nanotube system in conjunction with PMECS into our Flat Panel CRT displays and we are currently evaluating the performance characteristics of the nanotube system operation. Our PMECS system incorporating carbon nanotubes does not require a focusing element, operates at low voltages, and has low power consumption. We are also utilizing our E-Paper(TM) technology in connection with development of our PMECS incorporating our carbon nanotube electron emission technology.

                  In addition, we are developing a unique spacer technology which would support the display glass substrates under vacuum. Our color matrix structures contain no backlight, color filter or polarizer. Accordingly, with our use of chip on glass ("COG") matrix design, the overall display thickness using PMECS with such spacer technology is expected to be approximately 1/16 of an inch, thinner than any LCD. There can be no assurance that we can develop or produce displays using our PMECS with the spacer technology.

         ENCRYPTION TECHNOLOGY

                  We are continually engaged in the development of additional capabilities for our current product lines as well as the development of new products to meet current and anticipated customer applications.

                  We are developing an encryption solution for encrypting data and GPS information used in the fleet management of vehicles. We have continued to make prototypes of our encryption solution, including, recently, a more compact version, to demonstrate our solution's feasibility.

                  We are further developing an encryption solution to secure data links among corporate servers and scanners, include to secure data backup, to meet HIPAA, Sabanes-Oxley, Gramm-Leach-Bliley, and other corporate government requirements. We are also developing an encryption system to secure e-mail services. The system will allow corporations or individuals to encrypt e-mail transactions, transparent to the individual user. In addition, we are developing for Boeing, a voice product to operate over the Thuraya network having a higher level of security.

                  We are also developing and have produced a prototype of an encryption product to encrypt the next generation voice and data handset over the Thuraya network.

PRODUCTION

         FLAT PANEL VIDEO DISPLAY PRODUCTS

                  We are producing models, with the assistance of Volga, both color and monochrome Flat Panel CRT displays using the 5.5 inch (diagonal) TFT color matrix structures with 960 x 234 pixels which incorporate PMECS supplied to us by the Asian company. The displays also incorporate our hardware and software to generate color and monochrome information on our displays. We have updated our hardware and software in these displays to permit them to generate video, such as color or black and white movies from a DVD player. Currently, we can supply a limited quantity of displays and we are investigating utilizing either the Asian company or other TFT LCD and CRT production companies to mass produce the displays for our or their potential users. We are also investigating licensing the technology to those companies, including the Asian company, for their use in mass producing displays for their and our customers. There is no assurance that we can mass produce the displays or that we can make suitable mass production arrangements with other companies.

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

MARKETING AND SALES

         FLAT PANEL VIDEO DISPLAY PRODUCTS

                  We are continuing to pursue marketing and licensing opportunities for our display technology, however to date we have not had any revenue from sales or licensing of our Flat Panel CRT. We have utilized models of our 5.5 inch (diagonal) color and monochrome displays to demonstrate the capabilities of our display and its advantages over LCD, Plasma and CRT displays.

                  We have commenced displaying our Flat Panel CRT display at exhibitions. In May 2005, we exhibited our Flat Panel CRT display to personnel from more than one hundred companies and government agencies at the Society for Information Display International Symposium, Seminar and Exhibition, the premier international gathering of scientists, engineers, manufacturers and users for the discussion, presentation, viewing and exhibiting of information display technology. In October 2005, we also exhibited our Flat Panel CRT color displays at the FPD International 2005 "Displaying the Future" exhibition in Yokohama City, Japan, the leading international exhibition on flat panel displays. We are following up with a number of companies that have expressed an interest in utilizing our display technology for their products. Our strategy is to license our display technology for use by major flat panel display companies for their display products.

                  We have continued to work with one company to develop a plug-in module of our 5.5-inch (diagonal) monochrome display to replace the LCDs in that company's product. Our display passed the company's operating environment requirements and, as a result, we have received a purchase order to provide the customer with a seed quantity of such modules. Volga has produced the modules to meet part of this purchaser's requirements. We are planning to utilize our monochrome Flat Panel CRT display incorporating our PMECS technology to supply the current customer requirements.

         ENCRYPTION PRODUCTS

                  During the past year we have continued to direct our marketing efforts to participate in the security opportunities created by the U.S. Department of Homeland Security, the Defense Department, and the enactment of laws such as HIPAA, the Sarbanes-Oxley Act, and Gramm-Leach-Bliley Act, which mandate that government and private sector firms provide higher levels of information privacy and security. For example, HIPAA requires certain privacy protection for medical records and other health care information for individuals. We are working with three companies on applications involving our encryption technology that offer simple, straight-forward compliance measures for these laws and we have agreements with several large companies to provide them with both our hardware and software solutions to meet their security requirements.

                  We have a long term agreement with Boeing, which is distributing our line of encryption products. These include voice, fax and data products on both an exclusive and non-exclusive basis. We have an experienced marketing representative located in Dubai to expand both our marketing and customer support operations in the Middle East. We attended and supported Boeing at the Thuraya Service Providers Forum in September 2005, which was attended by more than 100 world-wide Thuraya service providers. Our encryption products offered by Boeing were also displayed by three major companies at the Gulf Information Technology Exhibition (GITEX) in Dubai in September 2005. GITEX 2005 is among the world's top IT exhibitions and celebrated its 25th anniversary this year. We also have entered into an agreement with a major Thuraya service provider to distribute our encryption equipment.

                  We have an agreement with a major defense contractor to supply its world-wide fax security requirements. Other large organizations are evaluating our products in connection with their security requirements, including one company that is evaluating an interface with its satellite GPS and data communication fleet management network and another company that is evaluating an encryption solution to secure data links between scanners and printers in its multi-functional products. Upon completion of its evaluation, the latter company would sell our line of encryption products on its website.

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

CUSTOMERS

                  During fiscal 2005, we recognized approximately $339,000 in net sales from The Boeing Company, approximately 77% of our total net sales. During fiscal 2004 we recognized approximately $300,000 in net sales from The Boeing Company, or approximately 61% of total net sales, and approximately $93,000 in net sales from Outfitter Satellite, Inc., or approximately 19% of total net sales. During fiscal 2003 we recognized approximately $60,000 and $31,000, respectively, in net sales from two customers, or approximately 25% and 13% of total net sales. All of such sales were in our Encryption Products and Services Segment.

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

PATENTS

                  We have received patents from the United States and certain foreign patent offices, expiring at various dates between 2006 and 2022. We have also filed or are planning to file patent applications for our Flat Panel CRT panel display technologies, including our PMECS technology, and for our encryption technologies.

                  We have received from the U.S. patent office patents for four variations of our video display technology. We have also received patents related to the design, structure and method of construction of the E-Paper(TM) flat panel display, methods of operating the display, particle generation, applications using the E-Paper(TM) flat panel display, and for our solid state and thin film video color display. In addition, two of our patent applications describing our display technology have recently been published.

                  We have received from the U.S. patent office two patents related to our encryption technology. Three other of our patent applications describing our fax, voice and data encryption over satellite and cellular communication networks have recently been published.

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

RESEARCH AND DEVELOPMENT

                  Research and development expenses were approximately $2,267,000, $2,164,000, and $1,808,000 for the fiscal years ended October 31,
2005, 2004 and 2003, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our Financial Statements.

EMPLOYEES AND CONSULTANTS

                  We had 22 full-time employees and 11 consultants as of October
31, 2005. Eighteen of these individuals, including our Chairman of the Board and Chief Executive Office and our President, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Seven individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us. None of our employees is represented by a labor organization or union.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHICAL AREAS

                  See our Financial Statements

ITEM 2.           PROPERTIES.

                  We lease approximately 12,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease that expires November 30, 2008. Our base rent is approximately $260,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. We have the right to cancel a portion or the entire lease as of May 31, 2006. This lease does not contain provisions for its renewal and management will continue to evaluate the future adequacy of this facility. We anticipate securing a lease renewal for this facility at the end of the lease term if we determine to remain there. See Note 9 to our Financial Statements.

                  We believe that the facilities described above are adequate for our current requirements.

ITEM 3.           LEGAL PROCEEDINGS.

                  We are not a party to any pending legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  At our Annual Meeting of Stockholders, held on October 31, 2005, four directors were elected and the selection of Grant Thornton LLP, independent registered public accountants, as our independent auditors for the fiscal year ending October 31, 2005 was ratified. The following is a tabulation of the voting with respect to the foregoing matters:

          (a) Election of Directors:

                        NOMINEE               FOR                   WITHHELD

               Denis A. Krusos             81,316,734                 994,832
               Frank J.  DiSanto           81,507,436                 804,130
               Henry P. Herms              81,344,944                 966,572
               George P.  Larounis         81,581,679                 729,887

         (b) Ratification of selection of Grant Thornton LLP as independent auditors for the fiscal year ending October 31, 2005:

                           FOR              AGAINST                 ABSTAIN

                       81,767,227           400,110                 144,229

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has traded on the Over-the-Counter Bulletin Board, under the symbol "COPY", since March 27, 2003. Prior to that date our common stock traded on The Nasdaq Stock Market, Inc. On August 2, 2002 our listing was transferred from the The Nasdaq National Market to The Nasdaq SmallCap Market. The high and low sales prices as reported by the Over-the-Counter Bulletin Board for each quarterly fiscal period during our fiscal years ended October 31, 2004 and 2005 have been as follows:

-------------------------------------------------------------------------------
             Fiscal Period                     High                      Low
===============================================================================
            1st quarter 2004                    $0.63                    $0.31
            2nd quarter 2004                     1.32                     0.26
            3rd quarter 2004                     1.10                     0.55
            4th quarter 2004                     1.27                     0.58
-------------------------------------------------------------------------------
            1st quarter 2005                     1.08                     0.72
            2nd quarter 2005                     0.77                     0.43
            3rd quarter 2005                     0.67                     0.35
            4th quarter 2005                    $0.68                    $0.44
-------------------------------------------------------------------------------

                  As of January 25, 2006, the approximate number of record holders of our common stock was 1,361 and the closing price of our common stock was $0.85 per share.

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


                                                       ------------------------------------------------------------------------
                                                                     As of and for the years ended October 31,
                                                       -------------------------------------------------------------------------
                                                             2005          2004           2003           2002            2001
--------------------------------------------------------------------------------------------------------------------------------
Revenue -
     Net Sales                                          $   439,785    $   494,462    $   244,221    $   645,027    $   732,435
     Collaborative agreement                                   --             --             --        4,541,667        958,333
                                                       -------------------------------------------------------------------------
          Total revenue                                     439,785        494,462        244,221      5,186,694      1,690,768
                                                       -------------------------------------------------------------------------
Cost of revenue -
     Cost of goods and services sold                        132,966        176,112        123,140        327,056        323,705
     Provision for excess inventory                         586,662           --           52,804        100,000           --
     Collaborative agreement                                   --             --             --        1,444,002        373,934
                                                       -------------------------------------------------------------------------
          Total cost of revenue                             719,628        176,112        175,944      1,871,058        697,639
--------------------------------------------------------------------------------------------------------------------------------
Gross Profit (Loss)                                        (279,843)       318,350         68,277      3,315,636        993,129
--------------------------------------------------------------------------------------------------------------------------------
Research and Development Expenses                         2,266,911      2,164,427      1,807,742      1,625,974      2,324,979
--------------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses              1,919,010      1,518,911      1,379,614      2,177,608      2,272,386
--------------------------------------------------------------------------------------------------------------------------------
Impairment Loss on Commercial Trade Barter Credits             --             --             --        2,820,800           --
--------------------------------------------------------------------------------------------------------------------------------
Interest Income                                              14,507          4,333          4,668         23,506         32,279
--------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                 (4,451,257)    (3,360,655)    (3,114,411)    (3,285,240)    (3,571,957)
--------------------------------------------------------------------------------------------------------------------------------
Net Loss Per Share of  Common Stock - Basic and Diluted       ($.05)         ($.04)         ($.04)         ($.05)         ($.06)
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                              1,466,253      2,316,050      2,330,491      2,731,509      6,562,403
--------------------------------------------------------------------------------------------------------------------------------
Long Term Obligations                                          --             --             --             --             --
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                      1,118,023      1,872,930      1,988,206      2,317,490      4,166,526
--------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Per Share of Common Stock                       --             --             --             --             --
--------------------------------------------------------------------------------------------------------------------------------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

                  INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS ARE NOT STATEMENTS OF HISTORICAL FACTS, BUT RATHER REFLECT OUR CURRENT EXPECTATIONS CONCERNING FUTURE EVENTS AND RESULTS. WE GENERALLY USE THE WORDS "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "LIKELY," "WILL," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THOSE CONCERNING OUR EXPECTATIONS, INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE FACTORS SET FORTH IN THIS ANNUAL REPORT ON FORM 10-K UNDER THE HEADING "ITEM 1. BUSINESS - GENERAL RISKS AND UNCERTAINTIES." WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE CAUTIONED NOT TO UNDULY RELY ON SUCH FORWARD-LOOKING STATEMENTS WHEN EVALUATING THE INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-K.

GENERAL

                  Our principal operations are the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media, and the development, production and marketing of thin, high-brightness, flat panel CRT displays.

                  During 2005, we continued to pursue our efforts to develop new technologies for our color and monochrome flat panel CRT displays. After more than eight years of developing our high-brightness, thin, flat panel CRT display technology, we have achieved our goal of producing a flat panel display ("Flat Panel CRT") that not only preserves many of the beneficial characteristics of a cathode ray tube ("CRT") but is thin and consumes less power. We achieved this goal by creating a TFT (thin film technology) based pixel matrix electron control system ("PMECS") that can operate with virtually any electron emission system. We have begun to market our Flat Panel CRT by demonstrating it at flat panel display exhibitions and to potential customers and licensees. We have produced models of full color thin Flat Panel CRT displays that can be connected to a DVD player to show color or black and white movies.

                  Our Flat Panel CRT displays incorporating PMECS consist of two thin glass substrates which are vacuumed and sealed using our unique low temperature technology. Our Flat Panel CRT displays can operate with virtually any type of electron emission system, have gray scale and color or monochrome capability, operate at low voltages, have no pixel cross-talk (i.e., the operation of a pixel does not interfere with other pixels), and consume low power. In addition, PMECS, in conjunction with our electron emission technologies, is applicable to any size display from small hand-held devices to large HDTV products. We believe that Flat Panel CRT displays with PMECS could potentially have a cost similar to a CRT and thus cost less than current LCD or plasma displays.

                  The PMECS, which is located on one of the substrates, is being exclusively produced for us by an Asian company utilizing its mass production TFT liquid crystal display ("LCD") facilities. Our supplier has incorporated the PMECS into 5.5 inch (diagonal) TFT color matrix structures with 960 x 234 pixels. We are now producing, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for more than eight years, our CTVD-201 monochrome and CTVD-202 color displays using these structures in combination with our proprietary electron emission technologies. These emission technologies, which include carbon nanotubes, both reflective and non-reflective planar edge, and thin filaments, are suitable for a variety of display applications. In particular, we are incorporating our low voltage and low power carbon nanotube electron emission system into our displays. These carbon nanotubes are extremely small carbon elements, approximately 10,000 times thinner than the width of a human hair, that emit electrons under controllable conditions. We are working with one of our sources of nanotubes, a U.S. company, to incorporate its carbon nanotubes into our 5.5 inch diagonal color and monochrome displays.

                  We have successfully tested our Flat Panel CRT displays under various environmental conditions. This included subjecting our displays to shock, vibration, and operating temperatures from -40(degree)C to 85(degree)C. Our displays are capable of operating under both sunlight and nighttime conditions. As a result, we believe that our displays can meet performance requirements for both outdoor and indoor applications. We have also reduced the operating voltage requirements of our displays to further improve the reliability and extend the life of our displays.

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

                  Our line of encryption products consists mainly of our multi-functional, hardware-based digital encryption systems that provide high-grade voice, fax and data encryption using either the Citadel(TM) CCX encryption cryptographic chip (which is manufactured by the Harris Corporation) or the Triple DES or AES algorithm (algorithms available in the public domain which are used by many U.S. government agencies). In addition, we have developed two software-based security products - one that uses either the Triple DES or the AES algorithm to encrypt data files and e-mail attachments in both desktop and laptop computers utilizing Microsoft Windows operating systems and another that is able to encrypt voice and data transmitted between cellular and satellite phones and among servers, scanners, and printers. We sell our encryption products directly to end-users and through dealers and distributors.

                  Over the past year, we have expanded our encryption product line and currently have 18 different products in our product line. We have continued to direct our marketing efforts toward participation in the security opportunities created by the U.S. Department of Homeland Security, the U.S. Defense Department, the Health Insurance Portability and Accountability Act ("HIPAA"), the Sarbanes-Oxley Act, and the Gramm-Leach-Bliley Act. We have entered into agreements with three major U.S. companies to supply them with our encryption equipment, which is capable of securing fax, voice, and data information over satellite, digital, and analog communication networks. We are working with a company to develop an encryption product to secure e-mail transactions, transparent to the individual user. If this product can be successfully developed, we will seek to license our technology, non-exclusively, to the company. We are also working with two companies to secure information between corporate servers and printers, and between users and high speed networks.

                  We have developed a line of products for use over the satellite communications network of the Thuraya Satellite Telecommunications Company ("Thuraya"), located in Dubai, United Arab Emirates. The Thuraya network, developed by the Boeing Company ("Boeing"), provides satellite communications in Europe, Africa, Russia, the Middle East and Asia. Our products enable the Thuraya network to provide encrypted communications between satellite phones, from satellite phones to desk-based phones, or between desk-based phones. Our products can encrypt both data and, with our DCS-1400-D, which uses a compact encryption module attached to the Thuraya handset, voice communication over the Thuraya network. End-users benefiting from our encryption technology include Thuraya customers served by Boeing in Iraq, U.S. military forces in the Middle East, and other U.S. government personnel.

                  Several companies are distributing and marketing our line of products for use with the Thuraya network. We have an agreement with Boeing under which Boeing is a distributor of such products. In addition, a major Thuraya service provider has also become a distributor of, and has purchased, certain of such products. Thuraya itself has included 13 of our encryption products sold by Boeing on the Boeing page of Thuraya's website, http://www.thuraya.com/country/int_sp/boeing/products.htm. Our products are also being marketed by another of Thuraya's international service providers, Fort Info Technology FZC, located in Dubai, and are listed on Fort Info Technology's website, www.forttel.com, under Secure Communications.

                  Under our agreement with Boeing, Boeing is the exclusive distributor of our DCS-1400-D (docker voice encryption device), USS-900T
(satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products. We have expanded our line of products distributed by Boeing, which now consists of 13 products. These products contain the brand name of Thuraya and have operating controls in Arabic. In addition, with funding provided by Boeing we have developed a prototype of a docking unit containing the DCS-1400 system to encrypt the next generation voice and data handset to operate over the Thuraya network. We are also developing for Boeing, a voice product to operate over the Thuraya network having a higher level of security. We are also developing additional encryption products required for applications over the Thuraya network.

                  In connection with Boeing becoming the exclusive distributor of certain of our products, Boeing authorized us to use its name on our website. Accordingly, customers desiring to purchase these encryption products can find authorized Boeing sales information on the "Encryption Products" page of our website. In January 2005, Boeing introduced, demonstrated (with our assistance) and began marketing our encryption products to more than 100 world-wide Thuraya service providers.

                  Our encryption products can also be used to further encrypt data over the Globalstar network. Globalstar provides a satellite voice and data service throughout a world-wide coverage area. Our DCS-1200 and DCS-1400 encryption devices are included on the Globalstar webpage, http://www.globalstarusa.com/en/products/encryption.php.

                  We are continuing to develop a hardware device to encrypt Short Message Service ("SMS"), an inexpensive text message communication protocol that is used in many cellular and satellite phones and networks. We currently plan to utilize this encryption solution in conjunction with the Thuraya handsets, but it can be used for data communications across other platforms as well.

                  Our products provide secure communications with many different satellite phones, including the Thuraya 7100/7101 handheld terminal ("HHT"), Globalstar GPS-1600 HHT, Telit SAT-550/600 HHT, Globalstar GPS-2800/2900 fixed phone, Iridium 9500/9505 HHT, Inmarsat M4 and Mini "M" HHT units from Thrane & Thrane and Nera. Through the use of our products, encrypted satellite communications are available for many Thuraya docking units, including Teknobil's Next Thuraya Docker, Thuraya's Fixed Docking Adapter, APsi's FDU-2500 Fixed Docking Unit, and Sattrans's SAT-OFFICE Fixed Docking Unit and SAT-VDA Hands-Free Car Kit.

                  We have also developed modifications of our standard equipment for other applications. We have provided modifications of our hardware and software encryption solutions to several large organizations which are evaluating our products in connection with their security requirements. We are supplying our USS-900AF automatic fax encryption product to a major U.S. defense contractor to secure its worldwide fax communication. We have entered into an agreement with another major U.S. company and supplied an initial proof of concept encryption solution utilizing another of our products that has been configured to interface with that company's satellite global positioning system ("GPS") and data communication fleet management network.

                  We are supplying another major U.S. company with our USS-900AF to secure fax communication of personal medical records. We are also providing our DCS-1700 to several U.S. companies to encrypt the network data communication links between corporate servers, scanners, and printers contained in multi-functional products. The TCP/IP encryption provided by our DCS-1700 is also being evaluated by firms that require secure data backup to meet HIPAA, Sarbanes-Oxley, Gramm-Leach-Bliley and other corporate governance requirements.

                  There is continued interest in our encryption products by governments located in the Americas, Europe, Africa, Asia and the Middle East. Applications for these customers include voice, fax and data security using land-line and wireless phones. Product evaluations by these customers are usually thorough and take time to materialize into firm orders.

                  Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. Since 1999 we have also generated cash flows from sales of our encryption products. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have also been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options will be adequate to fund our operations at least through the end of the first quarter of fiscal 2007.

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

         INVENTORIES

                  Inventories are stated at the lower of cost, including material, labor and overhead, determined on a first-in, first-out basis, or market, which represents our best estimate of market value. We regularly review inventory quantities on hand, particularly finished goods, and record a provision for excess and obsolete inventory based primarily on forecasts of future product demand. During fiscal 2005, we recorded a provision for excess inventory due to changes in product requirements of approximately $587,000. Our net loss is directly affected by management's estimate of the realizability of inventories. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value in the future.

         STOCK-BASED COMPENSATION

                  We account for stock options granted to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and comply with the disclosure provision of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123" ("SFAS No. 148"), effective February 1, 2003. If we were to include the cost of employee stock option compensation in the financial statements, our net loss for the fiscal years ended October 31, 2005, 2004 and 2003 would have increased by approximately $2,804,000, $2,909,000 and $889,000, respectively, based on the fair value of the stock options granted to employees. See "- Impact of Recent Accounting Pronouncements"

RESULTS OF OPERATIONS

FISCAL YEAR ENDED  OCTOBER 31,  2005  COMPARED TO FISCAL YEAR ENDED  OCTOBER 31,
2004

         NET SALES AND GROSS PROFIT

                  NET SALES. Net sales decreased by approximately $54,000 in fiscal 2005, to approximately $440,000, as compared to approximately $494,000 in fiscal 2004. All sales during both periods were from encryption products and services. The decrease in net sales was principally due to a decrease in unit sales of approximately $114,000, offset by an increase in revenue from encryption services of approximately $60,000. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales of our encryption products between periods generally represent the nature of the early stage of our product and sales channel development. Revenue from sales of encryption services is generally non-recurring due to the nature of the individual transactions.

         GROSS PROFIT (LOSS). Gross profit (loss) from sales of encryption products and services decreased by approximately $598,000 in fiscal 2005, to a loss of approximately $280,000, as compared to a gross profit of approximately $318,000 in fiscal 2004. The decrease in gross profit is primarily the result of the provision for excess inventory due to changes in product requirements of approximately $587,000 recorded in fiscal 2005. The decrease in gross profit also resulted from the decrease in net sales, which was offset by the decrease in cost of sales from goods and products sold to approximately $133,000 in fiscal 2005, as compared to approximately $176,000 in fiscal 2004. Gross profit as a percent of sales in fiscal 2004 was approximately 64%. Gross profit (loss) as a percent of sales in fiscal 2005 is not meaningful, since we recorded a loss, due to the inventory adjustment during the year. Because of the limited number of transactions during each of the periods, gross profit percentages, excluding the effect of inventory adjustments, are sensitive to individual transactions.

         RESEARCH AND DEVELOPMENT EXPENSES

                  Research and development expenses increased by approximately $103,000 in fiscal 2005, to approximately $2,267,000, from approximately $2,164,000 in fiscal 2004. The increase in research and development expenses was principally due to an increase in employee compensation and related costs of approximately $262,000, primarily resulting from the grant of employee bonuses, and an increase in patent related expenses of approximately $34,000, offset by a decrease of approximately $192,000 in outside research and development expense relating to our development of our Flat Panel CRT displays.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  Selling, general and administrative expenses increased by approximately $400,000 to approximately $1,919,000 in fiscal 2005 from approximately $1,519,000 in fiscal 2004. The increase in selling, general and administrative expenses was principally due to an increase in professional fees of approximately $276,000, approximately $50,000 of which was incurred with respect to a theft by a former employee (see "Investigation and Recovery Efforts Regarding Misappropriated Funds"), an increase in employee compensation and related costs of approximately $128,000 and a net increase in the provision for doubtful accounts of approximately $111,000, offset a charge to expense of approximately $75,000 in fiscal 2004 related to the theft by a former employee. The net increase in the provision for doubtful accounts of approximately $111,000 was due to a provision of approximately $38,000 in fiscal 2005 and a decrease in the provision of approximately $73,000 in fiscal 2004 due to a partial collection of the outstanding receivable to which the provision related.

         INTEREST INCOME

         Interest income was approximately $15,000 in fiscal 2005, compared to approximately $4,000 in the comparable prior-year period. The increase in interest income was principally due to an increase in prevailing interest rates and the higher interest rates received on funds invested in certificates of deposit in fiscal 2005.

FISCAL YEAR ENDED  OCTOBER 31,  2004  COMPARED TO FISCAL YEAR ENDED  OCTOBER 31,
2003

         NET SALES AND GROSS PROFIT

                  NET SALES. Net sales increased by approximately $250,000 in fiscal 2004, to approximately $494,000, as compared to approximately $244,000 in fiscal 2003. All sales during both periods were from encryption products and services. The increase in net sales was principally due to an increase in unit sales of our encryption products. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

                  GROSS PROFIT. Gross profit from sales of encryption products and services increased by approximately $250,000 in fiscal 2004, to approximately $318,000, as compared to approximately $68,000 in fiscal 2003. The increase in gross profit was primarily due to the increase in sales, to higher gross profit percentages on certain transactions as compared to the prior-year period, and the effect of a write down of Magicom inventory in fiscal 2003 of approximately $53,000. Gross profit as a percent of sales increased to approximately 64% in fiscal 2004, as compared to approximately 28% in fiscal 2003. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  Selling, general and administrative expenses increased by approximately $139,000 to approximately $1,519,000 in fiscal 2004 from approximately $1,380,000 in fiscal 2003. The increase in selling, general and administrative expenses was principally due to an in increase in consulting expense of approximately $198,000, an increase in employee compensation and related costs of approximately $116,000, an increase in shareholder relations expense of approximately $31,000, an increase in professional fees of approximately $24,000, and a charge to expense of approximately $75,000 in fiscal 2004 related to the theft by a former employee, offset by a decrease in the provision for bad debts of approximately $278,000 and a decrease in advertising expense of approximately $34,000. The decrease in the provision for bad debts of approximately $278,000 resulted from a provision for bad debts in fiscal 2003 of approximately $205,000 and reversal in fiscal 2004 of previously reserved amounts of approximately $73,000 due to a partial collection of the outstanding receivable to which the provision relates.

         INTEREST INCOME

                  Interest income was approximately $4,000 in fiscal 2004, compared to approximately $5,000 in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

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

         During  fiscal  2005,  our  operating   activities  used  approximately
$1,720,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $2,216,000, which was offset by cash of approximately $481,000 received from collections of accounts receivable and other receivables related to sales of encryption products and approximately $15,000 of interest income received. In addition, during fiscal 2005 we received approximately $1,629,000 in cash upon the exercise of stock options, invested approximately $401,000 in short-term investments consisting of certificates of deposit and purchased approximately $4,000 of equipment. As a result, our cash, cash equivalents, and short-term investments, at October 31, 2005 decreased to approximately $907,000 from approximately $1,003,000 at the end of fiscal 2004.

                  Accounts receivable decreased by approximately $31,000 from approximately $63,000 at the end of fiscal 2004 to approximately $32,000 at October 31, 2005. The decrease in accounts receivable is a result of the timing of collections. Other receivables decreased by approximately $54,000 from approximately $84,000 at the end of fiscal 2004 to approximately $30,000 at the end of fiscal 2005. The decrease in other receivables is a result of proceeds received from the sale of a portion of the common stock received from a customer to settle this accounts receivable of approximately $21,000 and a provision for bad debts related to this accounts receivable of approximately $33,000. Inventories decreased approximately $614,000 from approximately $999,000 at October 31, 2004 to approximately $385,000 at October 31, 2005, as a result of the provision for excess inventory of approximately $587,000 due to changes in product requirements, as well as timing of shipments and production schedules. Prepaid expenses and other current assets decreased by approximately $42,000 from approximately $122,000 at the end of fiscal 2004 to approximately $80,000 at October 31, 2005. The decrease in prepaid expenses and other assets is primarily due to the receipt of a receivable of approximately $100,000 from insurance companies related to a theft by a former employee (see "-Investigation and Recovery Efforts Regarding Misappropriated Funds"), offset by prepaid outside research and development expenses of approximately $50,000 as of October 31, 2005. Accounts payable and accrued liabilities decreased by approximately $95,000 from approximately $443,000 at the end of fiscal 2004 to approximately $348,000 at October 31, 2005, as a result of the issuance of restricted common stock to settle a liability of approximately $115,000 and the timing of payments.

                  As a result of these changes, working capital at October 31, 2005 decreased to approximately $1,086,000 from approximately $1,829,000 at the end of fiscal 2004.

                  Our working capital includes inventory of approximately $385,000 and $999,000 at October 31, 2005 and 2004, respectively. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. During fiscal 2005, we recorded a provision for excess inventory of approximately $587,000 due to changes in product requirements. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

         During fiscal years ended October 31, 2005, 2004 and 2003, we issued shares of common stock to certain employees for services rendered, principally in lieu of cash compensation. Included in such shares issued during fiscal 2005 were shares issued to our Chairman of the Board and Chief Executive Officer. We recorded compensation expense for the fiscal years ended October 31, 2005, 2004 and 2003 of approximately $1,822,000, $1,507,000 and $1,292,000, respectively, for shares of common stock issued to employees. In addition during fiscal 2005, 2004 and 2003, we issued shares of common stock to consultants for services rendered. We recorded consulting expense for the fiscal years ended October 31, 2005, 2004 and 2003 of approximately $37,000, $342,000 and $360,000, respectively, for shares of common stock issued to consultants.

                  Our plans and  expectations for our working capital needs also assume that our Chairman of the Board and Chief Executive Officer and our President will continue to perform services without significant cash compensation or pension benefits. While there are no formal agreements, our Chairman of the Board and Chief Executive Officer and our President waived any and all rights to receive salary and related pension benefits commencing November 1985 through October 31, 2003. Commencing in fiscal 2004, our Chairman of the Board and Chief Executive Officer and our President began receiving salary, which in the aggregate approximated $189,000 and $172,000 for the years ended October 31, 2005 and 2004, respectively, of which approximately $97,000 and $135,000, respectively, was in the form of common stock. There can be no assurance that they will continue to provide such services under such compensation arrangements.

                  The auditor's report on our financial statements as of October 31, 2005 states that the net loss incurred during the year ended October 31, 2005, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the years ended October 31, 2004 and 2003 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty

                  We believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2007. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2007. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that funds will be available to us from debt or equity financings or that, if available; we will be able to obtain such funds on favorable terms and conditions. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

                  We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. During fiscal 2005, we have recognized revenue from sales of encryption products of approximately $440,000.

                  The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2005:

                                                                  PAYMENTS DUE BY PERIOD
                                                                  ----------------------
                                 Less
                                 than            1-3              4-5           After
Contractual Obligations         1 year          years            years          5 years         Total
-------------------------    ----------    --------------    ------------    -------------    ----------
Consulting
Agreement                    $   55,000              --               --             --        $  55,000

Noncancelable  Operating
Leases                       $  151,000              --               --             --        $ 151,000
                             ----------    --------------    ------------    -------------    ----------
Total Contractual
Cash Obligations             $  206,000              --               --             --        $ 206,000
                             ==========    ==============    ============    =============    ==========


                  We have no variable interest entities or other off-balance sheet obligation arrangements.

INVESTIGATION AND RECOVERY EFFORTS REGARDING MISAPPROPRIATED FUNDS

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

                  We have recovered approximately $110,000 of the losses through insurance proceeds. We applied $100,000 of such recovery to fiscal 2004, and recorded a charge to expense of approximately $75,000 in fiscal 2004, representing the remainder of the fiscal 2004 loss. We applied the remaining $10,000 of such recovery to fiscal 2005, representing the entire loss identified in such period. During fiscal 2005, we also recovered approximately $4,000 from financial institutions, which we recorded as a recovery when received. The losses in fiscal 2001 through fiscal 2003 were the result of false expenses for which no corresponding asset was received. Accordingly, such amounts were previously expensed in the years such funds were embezzled. We will seek additional recoveries from other parties which, if we are successful in recovering additional amounts, will be recorded as recoveries in future periods when they are received. Based on the amount and nature of the embezzlement and the expected recoveries, we do not believe that the fraudulent activity had a material effect on any of our previously issued financial statements.

                  We incurred approximately $50,000 of accounting and other professional fees related to this matter during fiscal 2005.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

                  In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement were effective for the first interim reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) until the first interim reporting period of the first fiscal year beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending January 31, 2006. We are currently evaluating the effect of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  See accompanying "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

ITEM 9A.          CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

                  We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer and Vice President -
Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of fiscal 2005.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

                  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities and Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

                  Our management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2005. This assessment of our internal control over financial reporting used the criteria for effective internal control established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2005.

                  Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report below.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
   COPYTELE, INC.

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that CopyTele, Inc. maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that CopyTele, Inc. maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of October 31, 2005 and 2004, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2005, and our report dated January 26, 2006 expressed an unqualified opinion thereon and included an explanatory paragraph as to the uncertainty of the Company's ability to continue as a going concern.



/s/ GRANT THORNTON LLP

Melville, New York
January 26, 2006


ITEM 9B.          OTHER INFORMATION.

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The following table sets forth certain information with respect to all of our directors and executive officers:

-----------------------------------------------------------------------------------------------------------
                                                                                         Director and/or
           Name                      Position with the Company and               Age    Executive Officer
                                          Principal Occupation                                Since
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos           Director, Chairman of the Board and Chief              78           1982
                          Executive Officer
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto          Director and President                                 81           1982
-----------------------------------------------------------------------------------------------------------
Henry P. Herms            Director, Chief Financial Officer and Vice             60           2000
                          President - Finance
-----------------------------------------------------------------------------------------------------------
George P. Larounis        Director                                               77           1997
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission ("SEC"). Directors, executive officers and ten percent stockholders are required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) fillings were made on a timely basis during fiscal year 2005.

CODE OF ETHICS

                  In July 2005, our Board of Directors adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We will provide to any person without charge, upon request, a copy of such code of ethics. Requests may be made in writing at CopyTele, Inc., 900 Walt Whitman Road, Melville, New York 11747, Attn: Secretary, or by telephone at 631-549-5900.

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

ITEM 11. EXECUTIVE COMPENSATION.

                  Messrs. Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director, Frank J. DiSanto, President and Director, and Henry P. Herms, Chief Financial Officer, Vice President - Finance and Director, are our executive officers. While there are no formal agreements, Denis A. Krusos and Frank J. DiSanto waived any and all rights to receive salary and related pension benefits commencing November 1, 1985 through October 31, 2003. As a result, Messrs. Krusos and DiSanto received no salary or bonus during fiscal 2003. Effective for fiscal 2004, Mr. Krusos and Mr. DiSanto began to receive salary. The salary received by Mr. Krusos in fiscal 2005 and 2004 included approximately $97,000 and $135,000, respectively, which was paid in the form of common stock. Except for Mr. Krusos, no other executive officer received an annual salary and bonus in excess of $100,000 during the fiscal year ended October 31, 2005. The following is compensation information regarding Mr. Krusos for the fiscal years ended October 31, 2005, 2004 and 2003:

-----------------------------------------------------------------------------------------------------------

                                        SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                                                                                        Long-Term
                                                Fiscal          Annual             Compensation Awards
                  Name and                      Year         Compensation         Securities Underlying
             Principal Position                 Ended          Salary                   Options(#)
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos,                               10/31/05         $147,200               2,500,000
Chairman of the Board,                         10/31/04         $135,075               1,750,000
Chief Executive Officer and Director           10/31/03            --                  1,500,000
-----------------------------------------------------------------------------------------------------------


         The following is information regarding stock options granted to Mr. Krusos pursuant to the 2003 Share Incentive Plan, during the fiscal year ended October 31, 2005:

-----------------------------------------------------------------------------------------------------------
                                    OPTION GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------
                                                                            Potential Realizable Value at
                             Individual Grants                              Assumed Annual Rates of Stock
                                                                            Price Appreciation for Option
                                                                                        Term
-----------------------------------------------------------------------------------------------------------

                       Number of      Percent of
                      Securities     Total Options
                      Underlying      Granted to     Exercise
                    Options Granted  Employees in     Price     Expiration
       Name               (#)         Fiscal Year   ($/Share)      Date        5% ($)         10% ($)
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos      1,500,000 (1)      19.00%       $0.65 (2)     2/17/15     $613,172       $1,553,900
                      1000,000 (1)      12.67%       $0.52 (2)    10/30/15     $327,025       $  828,746
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

                  The following is information regarding stock option exercises during fiscal 2005 by Mr. Krusos and the values of his options as of October 31, 2005:


------------------------------------------------------------------------------------------------------------
                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                           FY-END OPTION VALUES
============================================================================================================
                      Shares    Value Realized      Number of Securities          Value of Unexercised
                   Acquired on        ($)          Underlying Unexercised       In-the-Money Options at
       Name        Exercise (#)                Options at Fiscal Year End (#)    Fiscal Year End ($)(1)
                                               -------------------------------------------------------------
                                                 Exercisable   Unexercisable   Exercisable   Unexercisable
============================================================================================================
Denis A. Krusos         -              -          8,278,290          -           $480,000          -
------------------------------------------------------------------------------------------------------------

         (1) Such value was determined by multiplying the net difference between the last sales price of the stock on October 31, 2005 and the exercise price for the options by the number of unexercised in-the-money options held.

                  There is no present arrangement for cash compensation of directors for services in that capacity. Under the 2003 Share Incentive Plan, each non-employee director is entitled to receive nonqualified stock options to purchase 60,000 shares of common stock each year that such director is elected to the Board of Directors. Accordingly, Mr. Larounis was granted nonqualified stock options to purchase 60,000 shares of common stock for services as a director. In addition, Mr. Larounis was granted nonqualified stock options to purchase 100,000 shares of common stock for services as a consultant.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.

                  The following table sets forth certain information with respect to our common stock beneficially owned as of January 25, 2006 by (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and
(c) all directors and executive officers as a group:

-----------------------------------------------------------------------------------------------------------
                                                       Amount and Nature of Beneficial      Percent of
       Name and Address of Beneficial Owner                    Ownership(1)(2)                Class
===========================================================================================================
Denis A. Krusos                                                    10,095,670                 9.89%
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto                                                    4,809,505                  4.91%
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
Henry P. Herms                                                        781,575                    *
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
George P. Larounis                                                    410,000                    *
900 Walt Whitman Road
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group
 (4 persons)                                                       16,096,750                 14.99%

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

         (2)      Includes 8,278,290 shares,  4,166,290 shares,  770,000 shares,
                  410,000 shares and 13,624,580 shares which Denis A. Krusos, Frank J. DiSanto, Henry P. Herms, George P. Larounis, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Stock Option Plan, 2000 Share Incentive Plan and the 2003 Share Incentive Plan.

EQUITY COMPENSATION PLAN INFORMATION

                  The following is information as of October 31, 2005 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 1993 Stock Option Plan, our 2000 Share Incentive Plan and our 2003 Share Incentive Plan. See Note 7 to Financial Statements for more information on these plans.

                                                                                      NUMBER OF SECURITIES
                                     NUMBER OF                                        REMAINING AVAILABLE
                                  SECURITIES TO BE                                    FOR FUTURE ISSUANCE
                                    ISSUED UPON                                          UNDER EQUITY
                                    EXERCISE OF           WEIGHTED AVERAGE            COMPENSATION PLANS
                                    OUTSTANDING           EXERCISE PRICE OF          (EXCLUDING SECURITIES
                                 OPTIONS, WARRANTS        OUTSTANDING OPTIONS,        REFLECTED IN COLUMN
PLAN CATEGORY                        AND RIGHTS           WARRANTS AND RIGHTS                  (A))
----------------------------    ---------------------     -----------------------    ------------------------
                                        (a)                            (b)                           (c)
Equity compensation plans               9,507,046                     $2.94                        45,773
approved by security
holders

Equity compensation plans              12,505,200                     $0.61                     1,221,644
not approved by security
holders

Total                                  22,012,246                     $1.62                     1,267,417



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  None.



ITEM 14. PRINCIPAL ACCOUNTANT AUDIT FEES AND SERVICES.

                   The following table describes fees for professional audit services rendered by Grant Thornton LLP, our present independent registered public accounting firm and principal accountant, for the audit of our annual financial statements and for other services for the years ended October 31, 2005, and 2004.

                         TYPE OF FEE                      2005                    2004
           --------------------------------------      ---------                ---------
           Audit Fees                                  $ 219,854                $ 127,460

           Audit Related Fees                              7,800                        -

           Tax Fees - Tax return review                        -                        -

           All Other Fees                                      -                        -

           Total                                       $ 227,654                $ 127,460

PROCEDURES FOR BOARD OF DIRECTORS PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

                  Our Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Grant Thornton LLP's engagement to conduct our audit was approved by the Board of Directors on September 30, 2005. We did not enter into any non-audit engagement or relationship with Grant Thornton LLP during fiscal 2005.

                                     PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

                  Amendment No. 2 to CopyTele, Inc. 2000 Share Incentive Plan (filed as Exhibit 4(e) to our Form S-8 dated September 18,
                  2002).

                  CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4 to our Form S-8 dated May 5, 2003).

                  Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4(e) to our Form S-8 dated November 9,
                  2004).

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

         3.2      By-laws, as amended. (Filed herewith.)

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

         10.13 CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003).

         10.14 Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004).

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

         10.17 Long Term Agreement dated April 2, 2004 between CopyTele, Inc. and Boeing Satellite Systems International, Inc., as modified September 16, 2004. (Incorporated by reference to Exhibit
                  10.17 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.)

         23.1     Consent of Grant Thornton LLP. (Filed herewith.)

         31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2006. (Filed herewith.)

         31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2006. (Filed herewith.)

         32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 31, 2006. (Filed herewith.)

         31.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 31, 2006. (Filed herewith.)

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COPYTELE, INC.

                                  By: /s/ DENIS A. KRUSOS
                                  ---------------------------
                                  Denis A. Krusos
                                  Chairman of the Board and
January 31, 2006                  Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                  By: /s/ DENIS A. KRUSOS
                                  ---------------------------------
                                  Denis A. Krusos
                                  Chairman of the Board,
                                  Chief Executive Officer
                                  and Director (Principal Executive
January 31, 2006                  Officer)

                                  By /s/ FRANK J. DISANTO
                                  ---------------------------------
                                  Frank J. DiSanto
January 31, 2006                  President and Director

                                  By: /s/ HENRY P. HERMS
                                  ---------------------------------
                                  Henry P. Herms
                                  Vice President - Finance,
                                  Chief Financial Officer and
                                  Director (Principal Financial
January 31, 2006                  and Accounting Officer)

                                  By:  /s/ GEORGE P. LAROUNIS
                                  ---------------------------------
                                  George P. Larounis
January 31, 2006                  Director

COPYTELE, INC.


INDEX TO FINANCIAL STATEMENTS
OCTOBER 31, 2005

                                                                                             Page
                                                                                             -----

Report of Independent Registered Public Accounting Firm: Grant Thornton LLP                   F-1

Balance Sheets as of October 31, 2005 and 2004                                                F-2

Statements of Operations for the years ended October 31, 2005, 2004 and 2003                  F-3

Statement of Shareholders' Equity for the years ended October 31, 2005, 2004 and 2003         F-4

Statements of Cash Flows for the years ended October 31, 2005, 2004 and 2003                  F-5

Notes to Financial Statements                                                             F-6 - F-20

Schedule of Valuation and Qualifying Accounts                                                 S-1


Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
       COPYTELE, INC.

We have audited the accompanying balance sheets of CopyTele, Inc. as of October 31, 2005 and 2004, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2005. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated January 26, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. as of October 31, 2005 and 2004, and the results of its operations and cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss of approximately $4,451,000 during the year ended October 31, 2005, and, as of that date, the Company has an accumulated deficit of approximately $72,908,000. These and the other factors described in
Note 1 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the  financial  statement  schedule  listed in the Index at
Item 15(a) (2). In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.



/s/ GRANT THORNTON LLP

Melville, New York
January 26, 2006

COPYTELE, INC.

BALANCE-SHEETS


                                                                                October 31,     October 31,
                                    ASSETS                                         2005            2004
                                    ------                                     ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                   $    506,517    $  1,002,777
   Short-term investments                                                           400,776            --
   Accounts receivable, net of allowance for doubtful accounts of $0 and
         $149,455, respectively                                                      32,117          63,460
   Other receivables, net of allowance for doubtful accounts of $141,511
      and $108,793, respectively                                                     30,000          84,308
   Inventories                                                                      384,996         999,429
   Prepaid expenses and other current assets                                         79,829         122,482
                                                                               ------------    ------------
                  Total current assets                                            1,434,235       2,272,456

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
   $2,115,714 and $2,101,008, respectively                                           27,131          38,085

OTHER ASSETS                                                                          4,887           5,509
                                                                               ------------    ------------
                                                                               $  1,466,253    $  2,316,050
                                                                               ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                            $    270,806    $    402,640
   Accrued liabilities                                                               77,424          40,480
                                                                               ------------    ------------

                  Total current liabilities                                         348,230         443,120

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
     shares issued or outstanding                                                      --              --
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
       91,975,538 and 85,523,253 shares issued and outstanding, respectively        919,755         855,233
   Additional paid-in capital                                                    73,105,886      69,474,058
   Accumulated deficit                                                          (72,907,618)    (68,456,361)
                                                                               ------------    ------------
                                                                                  1,118,023       1,872,930
                                                                               ------------    ------------
                                                                               $  1,466,253    $  2,316,050
                                                                               ============    ============

The accompanying notes are an integral part of these statements.

COPYTELE, INC.

STATEMENTS OF OPERATIONS


                                                             For the Years Ended October 31,
                                                     ---------------------------------------------
                                                          2005            2004             2003
                                                     ------------    ------------    -------------
NET SALES                                            $    439,785    $    494,462    $    244,221

COST OF SALES
     Cost of goods and services sold                      132,966         176,112         123,140
     Provision for excess inventory                       586,662            --            52,804
                                                     ------------    ------------    ------------
                              Total costs of sales        719,628         176,112         175,944
                                                     ------------    ------------    ------------
                  Gross profit (loss)                    (279,843)        318,350          68,277

OPERATING EXPENSES
   Research and development expenses                    2,266,911       2,164,427       1,807,742
   Selling, general and administrative expenses         1,919,010       1,518,911       1,379,614
                                                     ------------    ------------    ------------
                   Total operating expenses             4,185,921       3,683,338       3,187,356
                                                     ------------    ------------    ------------
LOSS FROM OPERATIONS                                   (4,465,764)     (3,364,988)     (3,119,079)

INTEREST INCOME                                            14,507           4,333           4,668
                                                     ------------    ------------    ------------
NET LOSS                                             $ (4,451,257)   $ (3,360,655)   $ (3,114,411)
                                                     ============    ============    ============
PER SHARE INFORMATION:
Net loss per share:
   Basic and Diluted                                      $(.05 )         $(.04 )         $(.04 )
                                                     ============    ============    ============
Shares used in computing net loss per share:
   Basic and Diluted                                   88,480,379      82,953,519      75,153,015
                                                     ============    ============    ============

The accompanying notes are an integral part of these statements.

COPYTELE

STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003

                                                                        Common Stock           Additional
                                                                   ------------------------      Paid-in     Accumulated
                                                                      Shares     Par Value       Capital       Deficit
                                                                   -----------   ----------    -----------  -------------
BALANCE, October 31, 2002                                           70,257,155      702,572    63,596,213    (61,981,295)

   Stock option compensation to consultants                               --           --           4,800           --
   Common stock issued upon exercise of stock options under stock
     option plans                                                    4,046,500       40,465     1,087,725           --
   Common stock issued to employees pursuant to stock incentive           --
       plans                                                         4,483,111       44,831     1,246,906           --
   Common stock issued to consultants pursuant to stock incentive
       plans                                                         1,364,712       13,647       346,753           --
   Net loss                                                               --           --            --       (3,114,411)
                                                                    ----------   ----------   -----------    ------------

BALANCE, October 31, 2003                                           80,151,478      801,515    66,282,397    (65,095,706)

   Stock option compensation to consultants                               --           --         196,691           --
   Common stock issued upon exercise of stock options under stock
     option plans                                                    2,236,500       22,365     1,177,605           --
   Common stock issued to employees pursuant to stock incentive
       plans                                                         2,491,415       24,914     1,481,679           --
   Common stock issued to consultants pursuant to stock incentive
       plans                                                           643,860        6,439       335,686           --
   Net loss                                                               --           --            --       (3,360,655)
                                                                    ----------   ----------   -----------    ------------
BALANCE, October 31, 2004                                           85,523,253      855,233    69,474,058    (68,456,361)

   Stock option compensation to consultants                               --           --          93,349           --
   Common stock issued upon exercise of stock options under stock
     option plans                                                    3,083,800       30,838     1,597,762           --
   Common stock issued to employees pursuant to stock incentive
       plans                                                         3,129,485       31,294     1,790,335           --
   Common stock issued to consultants pursuant to stock incentive
       plans                                                            60,000          600        36,800           --
   Unregistered common stock issued to consultants                     179,000        1,790       113,582
   Net loss                                                               --           --            --       (4,451,257)
                                                                    ----------   ----------   -----------   -------------
BALANCE, October 31, 2005                                           91,975,538   $  919,755   $73,105,886   $(72,907,618)
                                                                    ==========   ==========   ===========   =============

The accompanying notes are an integral part of this statement.

COPYTELE

STATEMENTS OF CASH FLOWS

                                                                                       For the Years Ended October 31,
                                                                                ------------------------------------------
                                                                                   2005            2004           2003
                                                                                -----------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants                             $(2,216,270)   $(1,792,103)   $(1,234,490)
   Cash received from customers                                                     481,431        582,648        271,321
   Interest received                                                                 14,507          4,333          4,668
                                                                                -----------    -----------    -----------
         Net cash used in operating activities                                   (1,720,332)    (1,205,122)      (958,501)
                                                                                -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Disbursements to acquire short-term investments (certificates of deposit)       (400,776)          --             --
   Payments for purchases of property and equipment                                  (3,752)       (15,602)          (980)
                                                                                -----------    -----------    -----------
         Net cash used in investing activities                                     (404,528)       (15,602)          (980)
                                                                                -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, net of registration disbursements     1,628,600      1,199,970      1,128,190
                                                                                -----------    -----------    -----------
         Net cash provided by financing activities                                1,628,600      1,199,970      1,128,190
                                                                                -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (496,260)       (20,754)       168,709

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    1,002,777      1,023,531        854,822
                                                                                -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $   506,517    $ 1,002,777    $ 1,023,531
                                                                                ===========    ===========    ===========
RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:
   Net loss                                                                     $(4,451,257)   $(3,360,655)   $(3,114,411)
   Stock option compensation to consultants                                          93,349        196,691          4,800
   Stock awards granted to employees and consultants pursuant to stock
     incentive plans                                                              1,859,029      1,848,717      1,652,137
   Provision for (recovery of) doubtful accounts                                     37,718        (73,159)       205,011
   Provision for slow-moving inventory                                              586,662           --           52,804
   Depreciation and amortization                                                     14,706         16,997         33,083
   Change in operating assets and liabilities:
       Accounts receivable and other receivables                                     47,933         94,016         27,097
       Inventories                                                                   27,771         45,446        198,520
       Prepaid expenses and other current assets                                     42,653        (74,510)        54,547
       Other assets                                                                     622            500           (355)
       Accounts payable and accrued liabilities                                      20,482        100,835        (71,734)
                                                                                -----------    -----------    -----------
         Net cash used in operating activities                                  $(1,720,332)   $(1,205,122)   $  (958,501)
                                                                                ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE  OF NON-CASH FINANCING
    ACTIVITIES:
    Unregistered common stock issued to settle a liability                      $   115,372    $      --      $      --
                                                                                ===========    ==========     ===========


The accompanying notes are an integral part of these statements.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

1.                BUSINESS AND FUNDING

DESCRIPTION OF BUSINESS

                  CopyTele,  Inc.  was  incorporated  on November  5, 1982.  Our principal operations are the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media and the development, production and marketing of thin, high-brightness, flat panel CRT displays.

FUNDING AND MANAGEMENT'S PLANS

                  From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. In 2001 and 2002, we also received payments under a technology development agreement. In addition, commencing in the fourth quarter of fiscal 1999, we have generated cash flows from sales of our encryption products.

                  During fiscal 2005, our operating activities used approximately $1,720,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $2,216,000, which was offset by cash of approximately $481,000 received from collections of accounts receivable and other receivables related to sales of encryption products and approximately $15,000 of interest income received. In addition, during fiscal 2005 we received approximately $1,629,000 in cash upon the exercise of stock options, invested approximately $401,000 in short-term investments consisting of certificates of deposit and purchased approximately $4,000 of equipment. As a result, our cash, cash equivalents, and short-term investments, at October 31, 2005 decreased to approximately $907,000 from approximately $1,003,000 at the end of fiscal 2004.

                  We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat CRT displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2007. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2007. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


                  The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of approximately $4,451,000 during the year ended October 31, 2005, and, as of that date, we have an accumulated deficit of approximately $72,908,000. These and the other factors described herein raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are set forth above. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WARRANTY POLICY

                  We warrant that our products are free from defects in material and workmanship for a period of one year from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect. Management has recorded a nominal amount of warranty liability as of October 31, 2005 and 2004, based upon historical experience and management's best estimate of future warranty claims.

STATEMENTS OF CASH FLOWS

                  Cash and cash equivalents consist of highly liquid instruments that are readily convertible into cash and have original maturities of three months or less. During the years ended October 31, 2005, 2004 and 2003, the Company did not pay any interest or income taxes.

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

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS



                  Changes in our allowance for doubtful accounts are as follows:

                                                 Year Ended October 31,
                                                -----------------------
                                                   2005        2004
                                                ---------    ----------

Beginning balance                               $ 149,455    $ 159,230
   Provision for doubtful accounts receivable       5,000         --
   Accounts written off                          (154,455)      (9,775)
                                                ---------    ----------
Ending balance                                  $    --      $ 149,455
                                                =========    ==========

INVENTORIES

                  Inventories are stated at the lower of cost, including material, labor and overhead, determined on a first-in, first-out basis, or market, which represents our best estimate of market value. We regularly review inventory quantities on hand, particularly finished goods, and record a provision for excess and obsolete inventory based primarily on forecasts of future product demand. During fiscal 2005, we recorded a provision for excess inventory of approximately $587,000 due to changes in product requirements. Our net loss is directly affected by management's estimate of the realizability of inventories. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

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

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

                  Had compensation cost for stock options granted to employees been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share would have increased to the following adjusted amounts:


                                                                           For the Year Ended October 31,
                                                                 -----------------------------------------------
                                                                      2005             2004            2003
                                                                 ------------     ------------     -------------
   Net loss as reported                                          $ (4,451,257)    $ (3,360,655)    $ (3,114,411)
   Add: Total stock-based employee compensation
            expense, determined under fair value based
            method, for all awards, net of related tax effect      (2,804,466)      (2,909,217)        (889,145)
                                                                 ------------     ------------     ------------
   Net loss as adjusted                                          $ (7,255,723)    $ (6,269,872)    $ (4,003,556)
                                                                 ============     ============     ============
   Net loss per share, basic and diluted:
            As reported                                               $ (0.05)         $ (0.04)         $ (0.04)
                                                                 ============     ============     ============
            As adjusted                                               $ (0.08)         $ (0.08)         $ (0.05)
                                                                 ============     ============     ============

                  The fair value of each option  grant is  estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants for the years ended October 31, 2005, 2004 and 2003, respectively: risk free interest rates of 3.75%, 2.58% and 1.39%; expected dividend yields of 0% for all periods; expected lives of
2.50 years, 2.49 years and 1.49 years; and expected stock price volatility of 106%, 124% and 139%. The weighted average fair value of options granted under SFAS No. 123 for the fiscal years ended October 31, 2005, 2004 and 2003 was $0.35, $0.55 and $0.13, respectively.

                  We account for  options  granted to  non-employee  consultants using the fair value method required by SFAS No. 123. Compensation expense for consultants, recognized in the years ended October 31, 2005, 2004 and 2003, was approximately $93,000, $197,000 and $5,000, respectively. Such compensation expense is included in either research and development expenses or selling, general and administrative expenses, as applicable, in the accompanying statements of operations.

NET LOSS PER SHARE OF COMMON STOCK

                  We comply with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the impact of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2005, 2004 and 2003, were options to purchase 22,012,246 shares, 18,064,546 shares and 15,522,246 shares, respectively.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INSTRUMENTS

                  We comply with the provisions of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosures about the fair value of financial instruments. In the opinion of management, the carrying value of all financial instruments, consisting primarily of cash and cash equivalents, short-term investments, accounts and other receivables and accounts payable, reflected in the accompanying balance sheets, approximates fair value as of October 31, 2005 and 2004, due to their short term nature.

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

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

                  In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement were effective for the first interim reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) until the first interim reporting period of the first fiscal year beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending January 31, 2006. The adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements with respect to future options granted after the adoption of this Statement.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

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

3.                CONCENTRATION OF CREDIT RISK

                  Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During fiscal 2005, one customer in the Encryption Products and Services Segment represented 77% of total net sales. During fiscal 2004, two customers in the Encryption Products and Services Segment represented 61% and 19%, respectively, of total net sales. During fiscal 2003, two customers in the Encryption Products and Services Segment represented 25% and 13%, respectively, of total net sales. At October 31, 2005, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable. At October 31, 2004, two customers in the Encryption Products and Services Segment represented 48% and 44%, respectively, of net accounts receivable.

4.                OTHER RECEIVABLES

                  In May and June 2002, we received restricted common stock from a customer in connection with an outstanding accounts receivable of approximately $323,000 and anticipated settling this accounts receivable through the ultimate sale of the common stock. This customer has agreed with us to cure any deficiency between the proceeds from the sale of the common stock and the balance of the outstanding accounts receivable. In addition, the customer's principal shareholder has personally agreed to cure any deficiency in the event that the customer defaults on its agreement to cure such deficiency, up to $292,000. During fiscal 2005 and 2004, we received proceeds of approximately $22,000 and $110,000, respectively, from the sale of a portion of the common stock. As of October 31, 2005, we held 200,000 shares of common stock, subject to no restrictions, with a fair value of approximately $16,000, and we intend to sell the remaining portion of such stock during the next twelve months to recover the receivable. This receivable is recorded on the accompanying balance sheets at management's estimate of its net realizable value of approximately $30,000 and $84,000 as of October 31, 2005 and 2004, respectively.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS






5.                INVENTORIES


Inventories consist of the following as of:

                                                                        October 31,
                                                                    -------------------
                                                                       2005      2004
                                                                    ---------  --------

                            Component parts                         $134,084   $304,862
                            Work-in-process                           41,379    114,075
                            Finished products                        209,533    580,492
                                                                    --------   --------
                                                                    $384,996   $999,429
                                                                    ========   ========

6.                ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:



                                                                        October 31,
                                                                    ------------------
                                                                       2005      2004
                                                                    ---------  -------

                            Accrued professional fees              $   221   $21,485
                            Accrued payroll and related expenses    65,682     7,136
                            Accrued other                           11,521    11,859
                                                                   -------   -------
                                                                   $77,424   $40,480
                                                                   =======   =======

7.                SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

                  During the years ended October 31, 2005, 2004 and 2003, we issued 3,129,485 shares, 2,491,415 shares and 4,483,111 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). Included in such shares issued during fiscal 2005 and 2004 were 120,000 shares and 235,000 shares, respectively, issued to Denis A. Krusos, our Chairman of the Board and Chief Executive Officer, and 16,025 shares and 25,000 shares, respectively, issued to Henry P. Herms, our Vice President-Finance and Chief Financial Officer, respectively. We recorded compensation expense for the years ended October 31, 2005, 2004 and 2003 of approximately $1,822,000, $1,507,000 and $1,292,000, respectively, for shares of common stock issued to employees. In addition during fiscal 2005, 2004 and 2003, we issued 60,000 shares, 643,860 shares and 1,364,712 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan and the 2000 Share Plan. We recorded consulting expense for the years ended October 31, 2005, 2004 and 2003 of approximately $37,000, $342,000 and $360,000, respectively, for shares of common stock issued to consultants.

                  During the year ended October 31, 2005, we issued 179,000 shares of unregistered common stock to settle a liability of approximately $115,000.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS



PREFERRED STOCK

                  On May 29, 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors. As of October 31, 2005 and 2004, there is no preferred stock issued and outstanding.

STOCK OPTION PLANS

                  As of October 31, 2005, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the 2000 Share Plan and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

                  Stock options outstanding as of October 31, 2002 of 309,000 shares under our 1987 Stock Option Plan expired during fiscal 2003 and no shares are available for future grants under this plan. Information regarding the 1987 Plan for the three years ended October 31, 2005 is as follows:

                                                                            Current Weighted
                                                                            Average Exercise
                                                                  Shares     Price Per Share
                                                                 --------   ----------------
Shares Under Option and Exercisable at October 31, 2002           309,000        $5.63
     Expired                                                     (309,000)       $5.63
                                                                 --------     --------
Shares Under Option and Exercisable at October 31, 2003                --        $  --
                                                                 ========     ========

                  On July 14, 1993, our shareholders approved the 1993 Plan. The 1993 Plan was amended as of May 3, 1995 and May 10, 1996 to, among other things, increase the number of shares available for issuance thereunder from 6,000,000 shares to 20,000,000 shares, after giving consideration to stock splits. The 1993 Plan provided for the granting of incentive stock options and stock appreciation rights to key employees, and non-qualified stock options and stock appreciation rights to key employees and consultants of the Company. The 1993 Plan was administered by the Stock Option Committee, which determined the option price, term and provisions of each option. Since June 2004, the 1993 Plan has been administered by the Board of Directors. However, the purchase price of shares issuable upon the exercise of incentive stock options could not be less than the fair market value of such shares at the date of grant and incentive stock options are not exercisable for more than 10 years. Upon approval of the 2000 Share Plan by our shareholders in July 2000, the 1993 Plan was terminated with respect to the grant of future options.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS




                  Information regarding the 1993 Plan for the three years ended October 31, 2005 is as follows:

                                                                            Current Weighted
                                                                            Average Exercise
                                                                   Shares   Price Per Share
                                                                ----------  ----------------
Shares Under Option at October 31, 2002                         10,796,780       $4.26
  Canceled                                                      (1,973,000)      $6.37
                                                                ----------
Shares Under Option at October 31, 2003                          8,823,780       $3.79
  Canceled                                                        (956,700)      $4.40
                                                                ----------
Shares Under Option at October 31, 2004                          7,867,080       $3.72
  Canceled                                                      (1,078,500)      $3.02
  Exercised                                                        (70,000)      $0.84
                                                                ----------
Shares Under Option and Exercisable at October 31, 2005          6,718,580       $3.86
                                                                ==========

                  The following table summarizes information about stock options outstanding under the 1993 Plan as of October 31, 2005:


                                      Options Outstanding                                       Options Exercisable
                   --------------------------------------------------------------------- ----------------------------------
                                           Weighted
                        Number               Average                     Weighted           Number             Weighted
     Range of        Outstanding            Remaining                    Average          Exercisable          Average
  Exercise Prices    at 10/31/05         Contractual Life             Exercise Price      at 10/31/05       Exercise Price
 ----------------- -----------------  -------------------------  ----------------------- ---------------  -----------------
  $0.84 to $1.56        784,000               4.04                       $1.10                784,000        $1.10
       $2.28            855,000               2.70                       $2.28                855,000        $2.28
  $3.38 to $4.81      4,684,580               1.03                       $4.39              4,684,580        $4.39
       $6.38            395,000                .88                       $6.38                395,000        $6.38

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

                  The 2000 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares at the date of grant and incentive stock options will not be exercisable for more than 10 years.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

                  Information regarding the 2000 Share Plan for the three years ended October 31, 2005 is as follows:



                                                                                    Current Weighted
                                                                                    Average Exercise
                                                                   Shares           Price Per Share
                                                                  ----------        ---------------
Shares Under Option at October 31, 2002                            3,599,966             $0.70
  Granted                                                            910,000             $0.23
  Canceled                                                          (235,000)            $0.63
  Exercised                                                         (995,500)            $0.25
                                                                  ----------
Shares Under Option at October 31, 2003                            3,279,466             $0.71
  Canceled                                                           (39,500)            $1.14
  Exercised                                                         (387,500)            $0.45
                                                                  ----------
Shares Under Option at October 31, 2004                            2,852,466             $0.74
  Canceled                                                           (45,000)            $1.06
  Exercised                                                          (19,000)            $0.40
                                                                  ----------
Shares Under Option and Exercisable at October 31, 2005            2,788,466             $0.73
                                                                  ==========

                  The following table summarizes information about stock options outstanding under the 2000 Share Plan as of October 31, 2005:

                                    Options Outstanding                       Options Exercisable
                  ---------------------------------------------------- --------------------------------
                                      Weighted
                     Number            Average            Weighted          Number        Weighted
    Range of       Outstanding        Remaining            Average        Exercisable      Average
 Exercise Prices   at 10/31/05     Contractual Life     Exercise Price    at 10/31/05   Exercise Price
----------------- -------------  --------------------  --------------- --------------- ----------------
  $0.34 - $0.40      961,000             5.65              $0.40              961,000         $0.40
  $0.44 - $0.74      725,466             5.05              $0.68              725,466         $0.68
  $0.94 - $1.09    1,102,000             4.93              $1.06            1,102,000         $1.06


                  The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2005, 45,773 shares were available for future grants under the 2000 Share Plan.

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

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


                  Information regarding the 2003 Share Plan for the three years ended October 31, 2005 is as follows:

                                                                        Current Weighted
                                                                        Average Exercise
                                                           Shares       Price Per Share
                                                         ----------     ----------------
   Shares Under Option at October 31, 2002                       --           $  --
     Granted                                              6,470,000           $0.29
     Exercised                                           (3,051,000)          $0.29
                                                         ----------
   Shares Under Option at October 31, 2003                3,419,000           $0.30
     Granted                                              5,775,000           $0.80
     Exercised                                           (1,849,000)          $0.56
                                                         ----------
   Shares Under Option at October 31, 2004                7,345,000           $0.63
     Granted                                              8,195,000           $0.57
     Canceled                                               (40,000)          $0.93
     Exercised                                           (2,994,800)          $0.52
                                                         ----------
   Shares Under Option at October 31, 2005               12,505,200           $0.61
                                                         ==========
   Options Exercisable at October 31, 2005               12,445,200           $0.61
                                                         ==========

                  The following table summarizes information about stock options outstanding under the 2003 Share Plan as of October 31, 2005:


                                      Options Outstanding                         Options Exercisable
                  ---------------------------------------------------------- ----------------------------------
                                          Weighted
                      Number                Average           Weighted            Number          Weighted
   Range of          Outstanding           Remaining          Average           Outstanding        Average
Exercise Prices      at 10/31/05         Contractual Life    Exercise Price     at 10/31/05     Exercise Price
----------------- ----------------- ---------------------- ----------------- ---------------- -----------------
 $0.25 - $0.46           3,583,000          7.43                $0.29              3,583,000       $0.29
 $0.51 - $0.77           5,611,200          9.37                $0.60              5,611,200       $0.60
 $0.81 - $1.07           3,311,000          8.58                $0.92              3,251,000       $0.92


                  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2005, 1,221,644 shares were available for future grants under the 2003 Share Plan.

8.                INVESTIGATION AND RECOVERY EFFORTS REGARDING
                  MISAPPROPRIATED FUNDS

                  During  fiscal  2004 and the  first  month of fiscal  2005,  a former employee embezzled approximately $185,000 in cash of which approximately $10,000 related to fiscal 2005. During fiscal 2005, we recovered approximately $110,000 of such loss through insurance proceeds, of which approximately $100,000 is recorded as other current assets on the accompanying balance sheet as of October 31, 2004. We also recorded a charge to expense in fiscal 2004 of approximately $75,000 related to this matter. During fiscal 2003 and 2002, the former employee committed additional fraudulent activities aggregating approximately $25,000, which were expensed during such fiscal periods. During fiscal 2005, we recovered approximately $4,000 from financial institutions which was recorded as a recovery when received. If we are successful in recovering additional amounts, such amounts up to approximately $71,000 will be recorded as recoveries in future periods when and if any are received.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

9.                COMMITMENTS AND CONTINGENCIES

LEASES

We lease space at our principal location for office and laboratory research facilities. The current lease is for approximately 12,000 square feet and expires on November 30, 2008. The lease contains base rentals of approximately $252,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. We have the right to cancel a portion or the entire lease as of May 31, 2006. As of October 31, 2005, our noncancelable operating lease commitments are approximately $151,000. This lease does not contain provisions for its renewal.

                  Rent expense for the years ended October 31, 2005, 2004 and 2003, was approximately $252,000, $247,000 and $235,000, respectively.

CONSULTING AGREEMENT

                  In addition, as of October 31, 2005 we had commitments under a consulting agreement of approximately $55,000, payable during the first quarter of fiscal 2006.

10.               EMPLOYEE PENSION PLAN

                  We adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of our present employees. Contributions, which are made to a trust and have been funded on a current basis, are based upon specified percentages of compensation, as defined in the plan. During fiscal 2001, we amended the plan to suspend benefit accruals as of November 1, 2000. Accordingly, we did not incur any pension expense for the fiscal years ended October 31, 2005, 2004 and 2003.

11. INCOME TAXES

                  Income tax provision (benefit) consists of the following:

                                                      Year Ended October 31,
                                            -----------------------------------------
                                                 2005           2004           2003
                                            ------------    -----------    ----------
Federal:
     Current                                $        --    $        --     $       --
     Deferred                                (1,200,000)    (1,383,000)    (1,499,000)

State:
     Current                                         --             --             --
     Deferred                                  (177,000)      (203,000)      (220,000)
Adjustment to valuation allowance related
   to net deferred tax assets                 1,377,000      1,586,000      1,719,000
                                            -----------    -----------    -----------
                                            $        --    $        --     $       --
                                            ===========    ===========    ===========

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

                                   The tax effects of temporary differences that
give rise to significant portions of the deferred tax asset, net, at October 31, 2005 and 2004, are as follows:

                                                                                    2005                      2004
                                                                                ------------            ------------
             Long-term deferred tax assets:
                Other assets                                                    $  1,128,000            $  1,128,000
                Federal and state NOL and tax credit carryforwards                36,876,000              35,673,000
                Other                                                                276,000                 102,000
                                                                                ------------            ------------
                   Subtotal                                                       38,280,000              36,903,000
             Less: valuation allowance                                           (38,280,000)            (36,903,000)
                                                                                ------------            ------------
                    Deferred tax asset, net                                     $          -            $          -
                                                                                ============            ============

                  As of October 31, 2005, we had tax net operating loss and tax credit carryforwards of approximately $87,080,000 and $1,913,000, respectively, available, within statutory limits (expiring at various dates between 2006 and 2025), to offset any future regular Federal corporate taxable income and taxes payable. If the tax benefits relating to deductions of option holders' income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

                  We had tax net operating loss and tax credit carryforwards of approximately $87,140,000 and $128,000, respectively, as of October 31, 2005, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 2006 and 2025 and the tax credit carryforwards expire between 2006 and 2020.

                  During the three years ended October 31, 2005, we incurred no Federal and no State income taxes.

12.               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  While there were no formal agreements, our Chairman of the Board and Chief Executive Officer and our President waived any and all rights to receive salary and related pension benefits commencing November 1985 through October 2003. Commencing in fiscal 2004, our Chairman of the Board and Chief Executive Officer and our President began receiving salary, which in the aggregate approximated $189,000 and $172,000 for the years ended October 31, 2005 and 2004, respectively. From fiscal 1987 through July 31, 2003, three other senior level personnel also waived salary and related pension benefits.
Commencing in fiscal 2003, the three senior level personnel began receiving salary, which in the aggregate approximated $435,000, $289,000 and $57,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

13.               SEGMENT INFORMATION

                  We follow the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the years ended October 31, 2005, 2004 and 2003:


                                                ENCRYPTION
                                  FLAT-PANEL    PRODUCTS AND
SEGMENT DATA                        DISPLAY      SERVICES          TOTAL
-------------------------------   ------------  ------------   -------------
Year Ended October 31, 2005:
Net sales                         $      --      $   439,785    $   439,785
Net loss                           (1,764,610)    (2,686,647)    (4,451,257)
Depreciation                            6,220          8,486         14,706
Interest income                         5,793          8,714         14,507
Stock awards granted to
    employees and consultants
    pursuant to stock incentive
    plans                             661,425      1,197,604      1,859,029
Total assets                          431,037      1,035,216      1,466,253
Additions to long-lived assets          1,587          2,165          3,752


Year Ended October 31, 2004:
Net sales                         $      --      $   494,462    $   494,462
Net loss                           (1,773,282)    (1,587,373)    (3,360,655)
Depreciation                            8,192          8,805         16,997
Interest income                         2,010          2,323          4,333
Stock awards granted to
    employees and consultants
    pursuant to stock incentive
    plans                             855,991        992,726      1,848,717
Total assets                          563,363      1,752,687      2,316,050
Additions to long-lived assets          7,520          8,082         15,602


Year Ended October 31, 2003:
Net sales                         $      --      $   244,221    $   244,221
Net loss                           (1,812,624)    (1,301,787)    (3,114,411)
Depreciation                           18,534         14,549         33,083
Interest income                         2,615          2,053          4,668
Stock awards granted to
    employees and consultants
    pursuant to stock incentive
    plans                             906,549        745,588      1,652,137
Total assets                          625,774      1,704,717      2,330,491
Additions to long-lived assets            980           --              980

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

GEOGRAPHIC INFORMATION

                  We generate revenue both domestically (United States) and internationally. International sales are based on the country in which our customer (distributor) is located. For the years ended October 31, 2005, 2004 and 2003, and as of each respective year-end, sales and accounts receivable by geographic area are as follows:

                  Geographic Data              2005       2004        2003
                  ------------------------   ----------  --------   ---------
                  Net sales:
                           United States      $409,521   $479,621   $199,810
                           International        30,264     14,871     44,401
                                              --------   --------   --------
                                              $439,785   $494,492   $244,211
                                              ========   ========   ========
                  Accounts receivable, net:
                           United States      $ 32,117   $ 63,460   $ 37,600
                           International          --         --        3,900
                                              --------   --------   --------
                                              $ 32,117   $ 63,460   $ 41,500
                                              ========   ========   ========


14.               QUARTERLY RESULTS AND SEASONALITY (UNAUDITED)

                  The following table sets forth unaudited financial data for each of our last eight fiscal quarters:


                                                 FIRST          SECOND         THIRD         FOURTH
                                                QUARTER         QUARTER       QUARTER        QUARTER
                                              -----------    -----------    -----------    ------------
Year Ended October 31, 2005:
    Income Statement Data:
      Net sales                               $   212,591    $    46,709    $   132,125    $    48,360
        Gross profit (loss)                       148,018        (89,149)      (222,703)      (116,009)
        Net loss                               (1,006,494)    (1,179,995)    (1,119,053)    (1,145,715)
        Net loss per share of common stock-
            basic and diluted                 $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)

Year Ended October 31, 2004:
    Income Statement Data:
      Net sales                               $    39,000    $   101,804    $   216,447    $   137,211
        Gross profit                               24,401         70,105        133,227         90,617
        Net loss                                 (809,354)      (694,900)    (1,034,212)      (822,189)
        Net loss per share of common stock-
            basic and diluted                 $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)


COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS

COPYTELE, INC.
SCHEDULE II



VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003


-----------------------------------------------------------------------------------------------------------------
         COLUMN A                          COLUMN B               COLUMN C          COLUMN D          COLUMN E
-----------------------------------------------------------------------------------------------------------------
                                                                Additions
                                        Balance at           Charged to costs                        Balance at
       Description                  beginning of period        and expenses       Deductions (1)   end of period
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
      2005
      -----
Allowance for doubtful accounts          $149,455           $   5,000        $  154,455              $       --

Reserve against other receivables        $108,793           $  41,340        $    8,622                 141,511

Reserve for slow moving inventory        $     --           $ 586,662        $   44,131              $  542,531
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
       2004
       ----
Allowance for doubtful accounts          $159,230           $      --        $    9,775               $  149,455

Reserve against other receivables        $181,952           $      --        $   73,159                  108,793
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
       2003
       -----
Allowance for doubtful accounts          $325,505           $  23,056        $  189,331               $  159,230

Reserve against other receivables        $     --           $ 181,952        $       --               $  181,952
---------------------------------------------------------------------------------------------------------------

(1) Represents write-offs of reserved balances or reductions in allowances previously provided.



This schedule should be read in conjunction with the accompanying financial statements and notes thereto.

                                  EXHIBIT INDEX

NO.      EXHIBIT

3.1 Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and to Form 10-Q for the fiscal quarter ended July 31, 1997.)

3.2      By-laws, as amended. (Filed herewith.)

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

10.13    CopyTele,  Inc. 2003 Share Incentive Plan (Incorporated by reference to
         Exhibit 4 to our Form S-8 dated May 5, 2003).

10.14 Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004).

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

10.17 Long Term Agreement dated April 2, 2004 between CopyTele, Inc. and Boeing Satellite Systems International, Inc., as modified September 16, 2004. (Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.)

23.1     Consent of Grant Thornton LLP. (Filed herewith.)

31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2006. (Filed herewith.)

31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2006. (Filed herewith.)

32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, January 31, 2006. (Filed herewith.)

31.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, January 31, 2006. (Filed herewith.)