Form 10-Q
period 2006-01-31
COPYTELE INC
filed 2006-03-10
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2006

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

Large accelerated filer [ ]   Accelerated filer  [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes              No X
                                    ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On March 7, 2006, the registrant had outstanding 94,135,771 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

          Condensed Balance Sheets as of January 31, 2006
           (Unaudited) and October 31, 2005                                    3

          Condensed Statements of Operations (Unaudited)
           for the three months ended January 31, 2006 and 2005                4

          Condensed Statements of Cash Flows (Unaudited)
           for the three months ended July 31, 2006 and 2005                   5

          Notes to Condensed Financial Statements (Unaudited)             6 - 15

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                             16 - 29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.           29

Item 4. Controls and Procedures.                                              29


PART II. OTHER INFORMATION

Item 6. Exhibits.                                                             30

          SIGNATURES                                                          30

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements.
        ---------------------

                                 COPYTELE, INC.
                                 --------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                              (Unaudited)
                                             -------------
                                               January 31,   October 31,
        ASSETS                                    2006          2005*
        ------                               ------------- -------------

CURRENT ASSETS:
   Cash and cash equivalents                 $    809,064  $    506,517
   Short-term investments                         403,178       400,776
   Accounts receivable                                315        32,117
   Other receivables, net                          30,000        30,000
   Inventories                                    330,023       384,996
   Prepaid expenses and other current assets       37,935        79,829
                                              ------------  ------------
          Total current assets                  1,610,515     1,434,235

PROPERTY AND EQUIPMENT, net                        30,631        27,131

OTHER ASSETS                                        4,887         4,887
                                              ------------  ------------
                                             $  1,646,033  $  1,466,253
                                              ============  ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $    404,147  $    270,806
   Accrued liabilities                             68,245        77,424
                                              ------------  ------------
          Total current liabilities               472,392       348,230

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share;
    500,000 shares authorized; no
    shares issued or outstanding                        -             -
   Common stock, par value $.01 per share;
    240,000,000 shares authorized; 93,829,061
    and 91,975,538 shares issued
    and outstanding, respectively                 938,291       919,755
   Additional paid-in capital                  74,382,525    73,105,886
   Accumulated deficit                        (74,147,175)  (72,907,618)
                                              ------------  ------------
                                                1,173,641     1,118,023
                                              ------------  ------------
                                             $  1,646,033  $  1,466,253
                                              ============  ============

* Derived from audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

The accompanying notes are an integral part of these condensed balance sheets.

                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------

                                               For the Three Months
                                                       Ended
                                                    January 31,
                                             -------------------------
                                                    2006         2005
                                              -----------  -----------

NET SALES                                    $   195,390  $   212,591
COST OF SALES                                     55,458       64,573
                                              -----------  -----------
         Gross profit                            139,932      148,018
                                              -----------  -----------

OPERATING EXPENSES
         Research and development expenses       656,588      589,953
         Selling, general and administrative
          expenses                               729,096      566,271
                                              -----------  -----------
                  Total operating expenses     1,385,684    1,156,224
                                              -----------  -----------
LOSS FROM OPERATIONS                          (1,245,752)  (1,008,206)
INTEREST INCOME                                    6,195        1,712
                                              -----------  -----------
NET LOSS                                     $(1,239,557) $(1,006,494)
                                              ===========  ===========
PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                   $     (0.01) $     (0.01)
                                              ===========  ===========
Shares used in computing net loss per share:
         Basic and Diluted                    93,255,081   86,163,574
                                              ===========  ===========

The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                                 For the Three Months
                                                         Ended
                                                     January 31,
                                                ----------------------
                                                     2006        2005
                                                 ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and
    consultants                                 $(631,743) $ (538,725)
   Cash received from customers                   227,192      71,966
   Interest received                                6,195       1,712
                                                 ---------  ----------
           Net cash used in operating activities (398,356)   (465,047)
                                                 ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of short-term investments
    (certificates of deposit)                      (2,402)          -
   Payments for purchases of property and
    equipment                                      (7,415)     (2,256)
                                                 ---------  ----------
           Net cash used in investing activities   (9,817)     (2,256)
                                                 ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options        710,720     476,480
                                                 ---------  ----------
           Net cash provided by financing
            activities                            710,720     476,480
                                                 ---------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS         302,547       9,177

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  506,517   1,002,777
                                                 ---------  ----------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD     $ 809,064  $1,011,954
                                                 =========  ==========

RECONCILIATION OF NET LOSS TO NET CASH USED
 IN OPERATING ACTIVITIES:
   Net loss                                  $(1,239,557) $(1,006,494)
   Stock option compensation to employees        115,681            -
   Stock option compensation to consultants            -        5,009
   Stock awards granted to employees and
    consultants pursuant to stock
      incentive plans                            468,774      461,272
   Provision for doubtful accounts                 6,286            -
   Depreciation and amortization                   3,915        3,631
   Change in operating assets and
    liabilities:
      Accounts receivable and other
       receivables                                25,516     (140,625)
      Inventories                                 54,973       22,052
      Prepaid expenses and other current
       assets                                     41,894       95,435
      Accounts payable and  accrued
       liabilities                               124,162       94,673
                                              -----------  -----------
           Net cash used in operating
            activities                       $  (398,356) $  (465,047)
                                              ===========  ===========
SUPPLEMENTAL DISCLOSURE  OF NON-CASH
 FINANCING ACTIVITIES:
 Unregistered common stock issued
  to settle a liability                      $         -     $115,372
                                              ===========  ===========


The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                                 --------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                                   (UNAUDITED)
                                   -----------


1.   ORGANIZATION AND FUNDING
     ------------------------

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

     The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the three-month periods ended January 31, 2006 and 2005. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. Certain prior year amounts have been reclassified to conform with current year presentation.

     The results of operations for interim periods may not necessarily reflect the results of operations for a full year. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, for more extensive disclosures than contained in these condensed financial statements.

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

During the three months ended January 31, 2006, our operating activities used approximately $398,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $632,000, which was offset by cash of approximately $227,000 received from collections of accounts receivable related to sales of encryption products and approximately $6,000 of interest income received. In addition, we received approximately $711,000 in cash upon the exercise of stock options, acquired approximately $2,000 of short-term investments consisting of certificates of deposit and purchased approximately $7,000 of equipment. As a result, our cash, cash equivalents, and short-term investments increased to approximately $1,212,000 at January 31, 2006 from approximately $907,000 at the end of fiscal 2005.

     We believe that our existing cash, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel CRT displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2007. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2007. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

     The auditor's report on our financial statements as of October 31, 2005 states that the net loss incurred during the year ended October 31, 2005, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2005, raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2004 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

2.   STOCK-BASED COMPENSATION
     ------------------------

     We maintain stock equity incentive plans under which we may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, performance and performance-based awards, or stock units to employees, non-employee directors and consultants.

     Prior to November 1, 2005, we followed Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), which addressed financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 required prominent disclosures in financial statements about the effects of stock-based compensation and provided alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") encouraged but did not require companies to record compensation cost for stock-based employee compensation plans at fair value. During this period, we accounted for stock options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and complied with the disclosure provisions of SFAS No. 123 and SFAS No. 148 through October 31, 2005. Compensation cost for stock options issued to employees and directors was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee or director must pay to acquire the stock. In accordance with APB Opinion No. 25, we did not recognize any compensation cost for stock options issued to employees and directors for the quarter ended January 31, 2005, as all option grants to employees and directors during such quarter were made at the fair market value of our stock on the date of grant.

     Had compensation cost for stock options granted to employees and directors been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share for the quarter ended January 31, 2005 would have increased to the following adjusted amounts:

                                                                 For the Three
                                                                  Months Ended
                                                                January 31, 2005
                                                                ----------------
Net loss as reported                                             $   (1,006,494)
Add: Total stock-based employee compensation
     expense, determined under fair value based method,
     for all awards, net of related tax effect                         (326,616)
                                                                ----------------
Net loss as adjusted                                             $   (1,333,110)
                                                                ================

Net loss per share, basic and diluted:
         As reported                                                   $ (0.01)
                                                                       ========
         As adjusted                                                   $ (0.02)
                                                                       ========


     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires, instead, that such transactions be accounted for using a fair-value-based method and recognized as expense in the statement of operations. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB No. 107") relating to SFAS No. 123R.

     Effective November 1, 2005, the beginning of our first quarter of fiscal 2006, we adopted SFAS No. 123R. We have elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore, our financial statements for prior periods have not been restated to reflect, and do not include, the effect of SFAS No. 123R. Under this transition method, we will apply the provisions of SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after October 31, 2005. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. Additionally, we will recognize compensation cost for the portion of awards that were outstanding, but for which the requisite service had not been rendered (unvested awards), as of October 31, 2005, as the remaining service is rendered. The compensation cost we record for these awards will be based on their grant date fair value as calculated for the pro forma disclosures required by SFAS No. 123.

Stock Option Compensation Expense
---------------------------------

     We recorded approximately $116,000 of stock-based compensation expense, related to stock options granted to employees and directors, for the fiscal quarter ended January 31, 2006, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying statement of operations for the fiscal quarter ended January 31, 2006 in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense had no material effect on either the basic or diluted earnings per share for the fiscal quarter ended January 31, 2006.

     Included in the approximately $116,000 of stock-based compensation cost related to stock options granted to employees and directors recorded during the first quarter of fiscal 2006 was approximately $5,000 of expense related to the amortization of compensation cost for stock options granted prior to but not yet vested as of October 31, 2005. As of January 31, 2006, there was approximately $14,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This unrecognized cost is expected to be fully amortized over the remaining portion of the current fiscal year.

     We account for options granted to non-employee  consultants  using the fair value method required by SFAS No. 123. During the three-month periods ended January 31, 2006 and 2005, we recognized consulting expense for options granted to consultants of approximately $0 and $5,000, respectively. Such consulting expense is included in either research and development expenses or selling, general and administrative expenses, as applicable, in the accompanying statements of operations.

Fair Value Determination
------------------------

     In accordance with SFAS No. 123R, we estimate the fair value of stock options granted to employees on the date of grant using the Black-Scholes pricing model. We also used this method prior to the adoption of SFAS No. 123R to estimate the fair value of stock options granted to employees for purposes of the pro forma financial information set forth in our financial statements in accordance with SFAS No. 123.

     Upon the adoption of SFAS No. 123R, we separated the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options granted to employees on the date of grant, we take a weighted average of the assumptions used for each of these groups. All of the stock options we granted during the fiscal quarter ended January 31, 2006 were within a single group, consisting of awards of options with 10-year terms which vested immediately.

     We estimated the fair value of stock option awards using the following assumptions:

                                                                  For the Three
                                          For the Three           Months Ended
                                          Months Ended          January 31, 2005
                                         January 31, 2006          (pro forma)
                                         ----------------       ----------------
Expected term (in years)                       1.2                     2.5
Volatility                                      81%                    122%
Risk-free interest rate                       4.25%                   2.75%
Dividend yield                                   0                       0
Weighted average fair value
 at grant date                               $0.22                   $0.50

     Discussion of assumptions for fair value of stock option awards under SFAS No. 123R.

     The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. Because we consider our options to be "plain vanilla", we estimated the expected term using a modified version of the simplified method of calculation, as prescribed by SAB No. 107. This modified calculation uses the actual life for options that have been settled, and a uniform distribution assumption for the options still outstanding. Under SAB No. 107, options are considered to be "plain vanilla" if they have the following basic characteristics: granted "at-the-money"; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.

     We estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected life of the options.

     We estimated the risk-free interest rate based on the implied yield available on the applicable grant date on a U.S. Treasury note with a term equal appropriate for the expected term of the underlying grants.

     We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

     Under SFAS No. 123R, the amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest. Accordingly, we have reduced the fair value of the stock option awards for expected forfeitures, which are forfeitures of the unvested portion of surrendered options. We estimated expected forfeitures based on our historical experience.

     Discussion of assumptions for fair value of stock option awards under SFAS No. 123.

     Prior to adoption of SFAS 123R, we used similar assumptions to estimate the fair value of stock options granted to employees for purposes of the pro forma financial information set forth in our Financial Statements in accordance with SFAS No. 123, except that forfeitures were accounted for as they occurred and we did not separated the individuals we grant options to into separate groups.

     We will reconsider use of the Black-Scholes pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Stock Option Activity
---------------------

     During the fiscal quarters ended January 31, 2006 and 2005, we granted to employees and consultants options to purchase 500,000 shares and 640,000 shares, respectively, of common stock at an exercise price of $.62 and $.74 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the fiscal quarters ended January 31, 2006 and 2005, stock options to purchase 1,275,000 shares and 637,500 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $711,000 and $476,000, respectively.

Stock Option Plans
------------------

     As of January 31, 2006, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

     Information regarding the 1993 Plan for the first quarter ended January 31, 2006 is as follows:

                                                                                Current Weighted
                                                                                Average Exercise         Aggregate
                                                                 Shares          Price Per Share     Intrinsic Value
                                                             ---------------------------------------------------------
Shares Under Option at October 31, 2005                          6,718,580            $3.86
Cancelled                                                         (120,000)           $4.75
                                                             --------------
Shares Under Option and Exercisable at January 31, 2006
                                                                 6,598,580            $3.84                 $-0-
                                                             ==============

     The following table summarizes information about stock options outstanding under the 1993 Plan as of January 31, 2006:


                                              Options Outstanding                             Options Exercisable
                             -------------------------------------------------------    --------------------------------
                                                                       Weighted                             Weighted
                                 Number        Weighted Average         Average             Number          Average
        Range of              Outstanding          Remaining        Exercise Price      Exercisable at   Exercise Price
    Exercise Prices            at 1/31/06      Contractual Life                             1/31/06
-------------------------    --------------- ---------------------- ----------------    ---------------- ---------------
      .84 to $1.56                784,000            3.79                $1.10               784,000         $1.10
         $2.28                    855,000            2.45                $2.28               855,000         $2.28
     $3.38 to $4.81            4,564,580              .79                $4.39             4,564,580         $4.39
         $6.38                    395,000             .63                $6.38               395,000         $6.38

     The exercise price of all of the options granted under the 1993 Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date.

     Information regarding the 2000 Share Plan for the quarter ended January 31, 2006 is as follows:

                                                                                Current Weighted
                                                                                Average Exercise         Aggregate
                                                                 Shares          Price Per Share      Intrinsic Value
                                                             -----------------------------------------------------------
Shares Under Option at October 31, 2005                         2,788,466             $0.73
Exercised                                                         (55,000)            $0.48               $  17,880
                                                             --------------
Shares Under Option and Exercisable at January 31, 2006
                                                                2,733,466             $0.74               $ 551,109
                                                             ==============

     The following table summarizes information about stock options outstanding under the 2000 Share Plan as of January 31, 2006:

                                              Options Outstanding                             Options Exercisable
                             -------------------------------------------------------    --------------------------------
                                                                       Weighted                             Weighted
                                 Number        Weighted Average        Average               Number         Average
        Range of              Outstanding          Remaining           Exercise          Exercisable at     Exercise
    Exercise Prices            at 1/31/06      Contractual Life         Price               1/31/06          Price
-------------------------    --------------- ---------------------- ----------------    ---------------- ---------------
     $0.34 - $0.40                921,000            5.39                $0.40               921,000         $0.40
     $0.44 - $0.74                710,466            4.67                $0.68               710,466         $0.68
     $0.94 - $1.09              1,102,000            4.68                $1.06             1,102,000         $1.06

     The exercise price of all of the options granted under the 2000 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of January 31, 2006, 45,773 shares were available for future grants under the 2000 Share Plan.

     Information regarding the 2003 Share Plan for the quarter ended January 31, 2006 is as follows:

                                                                                  Current Weighted
                                                                                  Average Exercise         Aggregate
                                                                   Shares          Price Per Share      Intrinsic Value
                                                              ----------------- ---------------------- ------------------
Shares Under Option at October 31, 2005                        12,505,200               $0.61
Granted                                                           500,000               $0.62
Exercised                                                      (1,220,000)              $0.56             $    38,950
                                                              ------------
Shares Under Option at January 31, 2006                        11,785,200               $0.62             $ 3,810,048
                                                              ============
Shares Under Exercisable at January 31, 2006                   11,700,200               $0.62             $ 3,780,598
                                                              ============


     The following table summarizes information about stock options outstanding under the 2003 Share Plan as of January 31, 2006:

                                                  Options Outstanding                              Options Exercisable
                                 -----------------------------------------------------     --------------------------------
                                                                            Weighted                             Weighted
                                     Number         Weighted Average        Average              Number          Average
          Range of               Outstanding at         Remaining        Exercise Price       Exercisable     Exercise Price
      Exercise Prices                1/31/06        Contractual Life                           at 1/31/06
-----------------------------    ---------------- ---------------------- --------------- -- ---------------- -----------------
       $0.25 - $0.46                3,583,000             7.53               $0.29             3,583,000          $0.29
       $0.51 - $0.77                4,891,200             8.96               $0.61             4,806,200          $0.61
       $0.81 - $1.07                3,311,000             8.52               $0.92             3,311,000          $0.92


     The exercise price of all of the options granted under the 2003 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of January 31, 2006, 143,121 shares were available for future grants under the 2003 Share Plan. In February 2006, our Board of Directors adopted an amendment to the 2003 Share Plan authorizing an additional 15,000,000 shares, which are available for future grants.

Stock Grants
------------

     We account for stock awards granted to employees and consultants based on their grant date fair value. During the three-month periods ended January 31, 2006 and 2005, we issued 460,860 shares and 530,945 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation expense for the three-month periods ended January 31, 2006 and 2005 of approximately $376,000 and $449,000, respectively, for the shares of common stock issued to employees. In addition, during the three-month periods ended January 31, 2006 and 2005, we issued 117,663 shares and 15,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the three-month periods ended January 31, 2006 and 2005 of approximately $92,000 and $13,000, respectively, for the shares of common stock issued to consultants.

3.   CONCENTRATION OF CREDIT RISK
     ----------------------------

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During the three months ended January 31, 2006, one customer in the Encryption Products and Services Segment represented 84% of total net sales. During the three months ended January 31, 2005, one customer in the Encryption Products and Services Segment represented 94% of total net sales. At January 31, 2006, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable and at October 31, 2005, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable.

4.   SHORT-TERM INVESTMENTS
     ----------------------

     Short-term investments represent certificates of deposits, carried at amortized cost, with maturities of less than twelve months. The fair values of the certificates of deposits, including accrued interest, approximate their carrying value due to their short maturities.

5.   INVENTORIES
     -----------

     Inventories consist of the following as of:
                                                  January 31,        October 31,
                                                     2006               2005
                                                 ------------       ------------
     Component parts                               $133,842            $134,084
     Work-in-process                                  39,787             41,379
     Finished products                               156,394            209,533
                                                 ------------       ------------
                                                   $330,023            $384,996
                                                 ============      =============

6.   NET INCOME (LOSS) PER SHARE OF COMMON STOCK
     -------------------------------------------

     We comply with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three-month periods ended January 31, 2006 and 2005, were options to purchase 21,117,246 shares and 17,819,546 shares, respectively.

7.   SEGMENT INFORMATION
     -------------------

     We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the three-month periods ended January 31, 2006 and 2005:

                                                                     Encryption Products
               Segment Data                Flat-Panel Display           and Services                 Total
--------------------------------------    ---------------------     ----------------------    ---------------------

Three Months Ended January 31, 2006:
   Net sales                                $            -            $      195,390            $     195,390
   Net loss                                       (664,756)                 (574,801)              (1,239,557)

Three Months Ended January 31, 2005:
   Net sales                                $            -            $      212,591            $     212,591
   Net loss                                       (517,239)                 (489,255)              (1,006,494)


8.   DIGITAL INFO SECURITY CO. AGREEMENTS

     In February 2006, we entered into a Software License and Distribution Agreement (the "License Agreement") to license to Digital Info Security Co., Inc. ("DISC"), a privately held corporation, an encryption system that integrates our encryption technology into DISC's secure e-mail services. The system is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. We developed the system jointly with DISC. Concurrently with entering into the License Agreement with DISC, we entered into an Exchange Agreement whereby we acquired a minority interest in DISC by exchanging 100,000 shares of our common stock for 5,000,000 shares of DISC's common stock. As of the date of the agreements, DISC had 63,233,300 shares of common stock outstanding, including the shares we received.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

GENERAL
-------

     Our principal operations are the development, production and marketing of thin, high-brightness, flat panel CRT displays, and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

     After more than eight years of developing our high-brightness, thin, flat panel CRT display technology, we have achieved our goal of producing a flat panel display ("Flat Panel CRT") that not only preserves many of the beneficial characteristics of a cathode ray tube ("CRT") but is thin, operates at a low voltage and consumes less power. Our Flat Panel CRT display operates at a low voltage of 40 volts as compared to voltages up to 10,000 volts for CRT and field emission displays. We achieved this goal by creating a TFT (thin film technology) based pixel matrix electron control system ("PMECS") that can operate with virtually any electron emission system. We have begun to market our Flat Panel CRT by demonstrating it at flat panel display exhibitions and we are presently involved in discussions with potential customers and licensees. We have produced models of full color thin Flat Panel CRT displays that are able to show TV programs and can be connected to a DVD or VCR player to show color or black and white movies.

     Our Flat Panel CRT displays incorporating PMECS consist of two thin glass substrates which are vacuumed and sealed using our unique low temperature technology that is compatible with amphorous silicon TFT technology, which is the dominant TFT LCD technology. Our Flat Panel CRT displays can operate with virtually any type of electron emission system, have gray scale and color or monochrome capability, operate at low voltages, have no pixel cross-talk (i.e., the operation of a pixel does not interfere with other pixels), and consume low power. We have developed proprietary red, green and blue color phosphors that are utilized for our color displays. In addition, PMECS, in conjunction with our electron emission technologies, is applicable to any size display from small hand-held devices to large HDTV products. We believe that Flat Panel CRT displays with PMECS could potentially have a cost similar to a CRT and thus cost less than current LCD or plasma displays.

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

     There can be no assurance that we can produce commercial quality displays, that we can produce such displays in commercial quantities, that we can successfully market our displays, or of the revenue we might derive from sales of our displays. See "General Risks and Uncertainties" below.

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

     In February 2006, we licensed to Digital Info Security Co., Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's secure e-mail services. The system, our DCS-2200, is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. We developed the system jointly with DISC. With this product, DISC is able to differentiate itself from other e-mail compliance companies. In furtherance of the relationship between the two companies, we exchanged 100,000 shares of our common stock for 5,000,000 shares of DISC's common stock. As of the date of the agreements, DISC had 63,233,300 shares of common stock outstanding, including the shares we received.

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

     Under our agreement with Boeing, Boeing is the exclusive distributor of our DCS-1400-D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products. We have expanded our line of products distributed by Boeing, which now consists of 13 products. These products contain the brand name of Thuraya and have operating controls in Arabic. We are also developing for Boeing, a voice product to operate over the Thuraya network having a higher level of security. We are also developing and have produced a prototype of a product to encrypt the next generation voice and data handset over the Thuraya network and are working with the supplier of the handsets to integrate our encryption solution with the new handset.

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

     We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our financial statements. For additional discussion on the application of these and other accounting polices, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2005.

Revenue Recognition
-------------------

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

Stock Based Compensation
------------------------

     Prior to  November  1, 2005,  we  accounted  for stock  options  granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and complied with the disclosure provision of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the statement of operations.

     Effective November 1, 2005, we adopted SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We recorded for the three-month period ended January 31, 2006 approximately $116,000 of stock-based compensation expense related to stock options granted to employees and directors. Under the accounting method we followed prior to November 1, 2005, we did not record any stock-based compensation expense related to stock options granted to employees and directors for the three-month period ended January 31, 2005. If we had included the cost of employee stock option compensation in the financial statements for the three-month period ended January 31, 2005, our net loss would have increased by approximately $327,000, based on the fair value of the stock options granted to employees. See Note 2 to the Financial Statements for additional information.

     Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period.

RESULTS OF OPERATIONS
---------------------

Three months ended January 31, 2006 compared with three months ended January 31,
--------------------------------------------------------------------------------
2005
----

     Net Sales and Gross Profit

     Net Sales. Net sales decreased by approximately $18,000 in the three-month period ended January 31, 2006, to approximately $195,000, as compared to approximately $213,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The decrease in net sales was principally due to a decrease in unit sales of our encryption products. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.


     Gross Profit. Gross profit from sales of encryption products and services decreased by approximately $8,000 in the three-month period ended January 31, 2006, to approximately $140,000, as compared to approximately $148,000 in the comparable prior-year period. The decrease in gross profit was primarily due to the decrease in sales. Gross profit as a percent of net sales in the three-month period ended January 31, 2006 was approximately 72%. Gross profit as a percent of revenue in the three-month period ended January 31, 2005 was approximately 70%. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.


     Research and Development Expenses

     Research and development expenses increased by approximately $67,000 in the three-month period ended January 31, 2006, to approximately $657,000, from approximately $590,000 in the comparable prior-year period. The increase in research and development expenses was principally due to stock option compensation expense of approximately $44,000 in the current period compared to $0 in the prior-year period and an increase in outside research and development expense of approximately $27,000. The stock option compensation expense included in our financial statements in the current period is a result of our adopting SFAS No. 123R, effective November 1, 2005.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by approximately $163,000 to approximately $729,000 in the three-month period ended January 31, 2006, from approximately $566,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in professional fees of approximately $92,000 and stock option compensation expense of approximately $71,000 in the current period compared to $0 in the prior-year period.

     Interest Income

     Interest income was approximately $6,000 in three-month period ended January 31, 2006, compared to approximately $2,000 in the comparable prior-year period. The increase in interest income was the result of an increase in average funds available for investment and an increase in prevailing interest rates.

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

     During the three months ended January 31, 2006, our operating activities used approximately $398,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $632,000, which was offset by cash of approximately $227,000 received from collections of accounts receivable related to sales of encryption products and approximately $6,000 of interest income received. In addition, we received approximately $711,000 in cash upon the exercise of stock options, acquired approximately $2,000 of short-term investments consisting of certificates of deposit and purchased approximately $7,000 of equipment. As a result, our cash, cash equivalents, and short-term investments increased to approximately $1,212,000 at January 31, 2006 from approximately $907,000 at the end of fiscal 2005.

     Accounts receivable decreased by approximately $32,000 from approximately $32,000 at the end of fiscal 2005 to approximately $0 at January 31, 2006. The decrease in accounts receivable is a result of the timing of collections. Other receivables were approximately $30,000 at both January 31, 2006 and at the end of fiscal 2005. Inventories decreased approximately $55,000 from approximately $385,000 at October 31, 2005 to approximately $330,000 at July 31, 2005, as a result of the timing of shipments and production schedules. Prepaid expenses and other current assets decreased by approximately $42,000 from approximately $80,000 at the end of fiscal 2005 to approximately $38,000 at January 31, 2006. The decrease in prepaid expenses and other current assets resulted primarily from a prepaid payment of outside research and development expense of approximately $50,000 at October 31, 2005 which was charged to expense during the first quarter of fiscal 2006. Accounts payable and accrued liabilities increased by approximately $124,000 from approximately $348,000 at the end of fiscal 2005 to approximately $472,000 at January 31, 2006, as a result the timing of payments.

     As a result of these changes, working capital at January 31, 2006 increased to approximately $1,138,000 from approximately $1,086,000 at the end of fiscal 2005.

     Our working capital includes inventory of approximately $330,000 at January 31, 2006. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

     During the three-month periods ended January 31, 2006 and 2005, we issued 460,860 shares and 530,945 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation expense for the three-month periods ended January 31, 2006 and 2005 of approximately $376,000 and $449,000, respectively, for the shares of common stock issued to employees. In addition, during the three-month periods ended January 31, 2006 and 2005, we issued 117,663 shares and 15,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the three-month periods ended January 31, 2006 and 2005 of approximately $92,000 and $13,000, respectively, for the shares of common stock issued to consultants.

         The auditor's report on our financial statements as of October 31, 2005 states that the net loss incurred during the year ended October 31, 2005, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2005, raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2004 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty

     We believe that our existing cash, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel CRT displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2007. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2007. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that funds will be available to us from debt or equity financings or that, if available; we will be able to obtain such funds on favorable terms and conditions. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

     We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. During the three months ended January 31, 2006, we have recognized revenue from sales of encryption products and services of approximately $195,000.

     The following table presents our expected cash requirements for contractual obligations outstanding as of January 31, 2006:

                                        Payments Due by Period
                                        ----------------------
                                 Less
Contractual                      than              1-3              4-5             After
Obligations                     1 year            years            years           5 years          Total
-------------------------    -------------    --------------    -------------     -----------    -------------
 Consulting
 Agreement                   $ 127,500                    -               -               -       $ 127,500
Noncancelable  Operating
Leases                       $ 261,000        $ 498,000                   -               -       $ 759,000
                             -------------    --------------    -------------     -----------    -------------
Total Contractual
Cash Obligations             $ 388,500        $ 498,000                   -               -       $ 886,500
                             =============    ==============    =============     ===========    =============

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

     In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this Statement were effective for the first interim reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123R until the first interim reporting period of the first fiscal year beginning after June 15, 2005. Accordingly, we adopted SFAS No. 123R commencing with the quarter ending January 31, 2006. The adoption of SFAS No. 123R is expected to have a material effect on our financial statements.

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

     We have had net losses and negative cash flows from operations in each year since our inception and in the three months ended January 31, 2006, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through January 31, 2006. We have set forth below our net losses, research and development expenses and net cash used in operations for the three-month periods ended January 31, 2006 and 2005, and for the fiscal years ended October 31, 2005 and 2004:

                                                             (Unaudited)
                                                         Three Months Ended                 Fiscal Years Ended
                                                             January 31,                        October 31,
                                                   -----------------------------       ---------------------------
                                                        2006            2005                2005           2004
                                                        ----            ----                ----           ----
Net loss                                            $ 1,239,557     $ 1,006,494        $ 4,451,257     $ 3,360,655
Research and development expenses                   $    656,588    $    589,953       $ 2,266,911     $ 2,164,427
Net cash used in operations                         $    398,356    $    465,047       $ 1,720,332     $ 1,205,122

o We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders, and our auditors have issued a "going concern" audit opinion.

     We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products. The auditor's report on our financial statements as of October 31, 2005 states that the net loss incurred during the year ended October 31, 2005, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2005, raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the years ended October 31, 2004 and 2003 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

     There was no change in our internal control over financial reporting during the quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6. Exhibits.
        ---------

          10.1          Amendment No. 2 to the CopyTele, Inc. 2003 Share
                        Incentive Plan.

          10.2          Amendment No. 3 to the CopyTele, Inc. 2003 Share
                        Incentive Plan.

          31.1          Certification of Chief Executive Officer, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, dated March 10, 2006.

          31.2          Certification of Chief Financial Officer, pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, dated March 10, 2006.

          32.1          Statement of Chief Executive Officer, pursuant to
                        Section 1350 of Title 18 of the United States Code, dated March 10, 2006.

          32.2          Statement of Chief Financial Officer, pursuant to
                        Section 1350 of Title 18 of the United States Code, dated March 10, 2006.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 COPYTELE, INC.


                                                 By: /s/ Denis A. Krusos
                                                    ----------------------------
                                                 Denis A. Krusos
                                                 Chairman of the Board and
                                                 Chief Executive Officer
March 10, 2006                                   (Principal Executive Officer)



                                                 By: /s/ Henry P. Herms
                                                    ----------------------------
                                                 Henry P. Herms
                                                 Vice President - Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial and
March 10, 2006                                   Accounting Officer)