Form 10-Q
period 2006-04-30
COPYTELE INC
filed 2006-06-09
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2006

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

On June 5, 2006, the registrant had outstanding 95,770,376 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Balance Sheets as of April 30, 2006 (Unaudited) and
          October 31, 2005                                                                       3

         Condensed Statements of Operations (Unaudited) for the six months
          ended April 30, 2006 and 2005                                                          4

         Condensed Statements of Operations (Unaudited) for the three months
          ended April 30, 2006 and 2005                                                          5

         Condensed Statements of Cash Flows (Unaudited) for the six months
          ended April 30, 2006 and 2005                                                          6

         Notes to Condensed Financial Statements (Unaudited)                                     7 - 17

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                                 18 - 32

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                             32

Item 4.  Controls and Procedures.                                                                32 - 33


PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                            33

Item 6.  Exhibits.                                                                               33

         SIGNATURES                                                                              34

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
         ---------------------

                                 COPYTELE, INC.
                                 --------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                                             (Unaudited)
                                                                                          ------------------
                                                                                              April 30,            October 31,
                                     ASSETS                                                     2006                  2005*
                                     ------                                               ------------------    ------------------

CURRENT ASSETS:

   Cash and cash equivalents                                                                $      732,027        $      506,517
   Short-term investments                                                                          398,000               400,776
   Accounts receivable                                                                              50,200                32,117
   Other receivables, net                                                                           18,000                30,000
   Inventories                                                                                     307,970               384,996
   Prepaid expenses and other current assets                                                        60,110                79,829
                                                                                          ------------------    ------------------
                        Total current assets                                                     1,566,307             1,434,235

PROPERTY AND EQUIPMENT, net                                                                         28,168                27,131

INVESTMENT, at cost                                                                                 97,000                    -

OTHER ASSETS                                                                                         4,887                 4,887
                                                                                          ------------------    ------------------
                                                                                            $    1,696,362        $    1,466,253
                                                                                          ==================    ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                         $      312,503        $      270,806
   Accrued liabilities                                                                              59,230                77,424
                                                                                          ------------------    ------------------
                        Total current liabilities                                                  371,733               348,230

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
      shares issued or outstanding                                                                      -                      -
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
      95,230,901 and 91,975,538 shares issued and outstanding, respectively                       952,309                919,755

   Additional paid-in capital                                                                   76,932,374            73,105,886
   Accumulated deficit                                                                         (76,560,054)          (72,907,618)
                                                                                          ------------------    ------------------
                                                                                                 1,324,629             1,118,023
                                                                                          ------------------    ------------------
                                                                                            $    1,696,362        $    1,466,253
                                                                                          ==================    ==================


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


                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------

                                                                                                  For the Six Months Ended
                                                                                          ----------------------------------------
                                                                                                          April 30,
                                                                                          ----------------------------------------
                                                                                                 2006                  2005
                                                                                          ------------------    ------------------

NET SALES                                                                                   $      266,928        $      259,300

COST OF SALES                                                                                       81,313               200,431
                                                                                          ------------------    ------------------

      Gross profit                                                                                 185,615                58,869
                                                                                          ------------------    ------------------

OPERATING EXPENSES
      Research and development expenses                                                          2,270,395             1,239,888
      Selling, general and administrative expenses                                               1,580,364             1,011,742
                                                                                          ------------------    ------------------
                        Total operating expenses                                                 3,850,759             2,251,630
                                                                                          ------------------    ------------------

LOSS FROM OPERATIONS                                                                            (3,665,144)           (2,192,761)

INTEREST INCOME                                                                                     12,708                 6,272
                                                                                          ------------------    ------------------

NET LOSS                                                                                    $   (3,652,436)       $   (2,186,489)
                                                                                          ==================    ==================


PER SHARE INFORMATION:
Net loss per share:
      Basic and Diluted                                                                     $        (0.04)       $        (0.03)
                                                                                          ==================    ==================

Shares used in computing net loss per share:
      Basic and Diluted                                                                         93,821,919            86,742,842
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


                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------

                                                                                                For the Three Months Ended
                                                                                          ---------------------------------------
                                                                                                          April 30,
                                                                                          ----------------------------------------
                                                                                                 2006                  2005
                                                                                          ------------------    ------------------

NET SALES                                                                                   $       71,538        $       46,709

COST OF SALES                                                                                       25,855               135,858
                                                                                          ------------------    ------------------

      Gross profit (loss)                                                                           45,683               (89,149)
                                                                                          ------------------    ------------------

OPERATING EXPENSES
      Research and development expenses                                                          1,613,807               649,935
      Selling, general and administrative expenses                                                 851,268               445,471
                                                                                          ------------------    ------------------
                        Total operating expenses                                                 2,465,075             1,095,406
                                                                                          ------------------    ------------------

LOSS FROM OPERATIONS                                                                            (2,419,392)           (1,184,555)

INTEREST INCOME                                                                                      6,513                 4,560
                                                                                          ------------------    ------------------

NET LOSS                                                                                    $   (2,412,879)       $   (1,179,995)
                                                                                          ==================    ==================

PER SHARE INFORMATION:
Net loss per share:
      Basic and Diluted                                                                     $        (0.03)       $        (0.01)
                                                                                          ==================    ==================
Shares used in computing net loss per share:
      Basic and Diluted                                                                         94,407,865            87,341,635
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


                                 COPYTELE, INC.
                                 --------------
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------

                                                                                                  For the Six Months Ended
                                                                                                          April 30,
                                                                                          ----------------------------------------
                                                                                                 2006                  2005
                                                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                                        $   (1,284,101)       $   (1,184,067)
   Cash received from customers                                                                    248,845               316,910
   Interest received                                                                                12,708                 6,272
                                                                                          ------------------    ------------------
      Net cash used in operating activities                                                     (1,022,548)             (860,885)
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of short-term investments (certificates of deposit)                    400,776                     -
   Acquisition of short-term investments (certificates of deposit)                                (398,000)             (395,964)
   Payments for purchases of property and equipment                                                 (8,917)               (2,256)
                                                                                          ------------------    ------------------
      Net cash used in investing activities                                                         (6,141)             (398,220)
                                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                       1,254,199               896,950
                                                                                          ------------------    ------------------
      Net cash provided by financing activities                                                  1,254,199               896,950
                                                                                          ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               225,510              (362,155)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   506,517             1,002,777
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                                 $      732,027        $      640,622
                                                                                          ==================    ==================

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

   Net loss                                                                                 $   (3,652,436)       $   (2,186,489)
   Stock option compensation to employees                                                        1,517,351                     -
   Stock option compensation to consultants                                                         21,858                44,609
   Stock awards granted to employees and consultants pursuant to stock
      incentive plans                                                                              968,634             1,031,381
   Provision for (recovery of) doubtful accounts                                                    18,287                (8,622)
   Provision for excess inventory                                                                        -               125,000
   Depreciation and amortization                                                                     7,880                 7,299
   Change in operating assets and liabilities:
      Accounts receivable and other receivables                                                    (24,370)               57,610
      Inventories                                                                                   77,026                (2,810)
      Prepaid expenses and other current assets                                                     19,719               105,946
      Accounts payable and  accrued liabilities                                                     23,503               (34,809)
                                                                                          ------------------    ------------------
         Net cash used in operating activities                                              $   (1,022,548)       $     (860,885)
                                                                                          ==================    ==================

SUPPLEMENTAL DISCLOSURE  OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

   Unregistered common stock issued in connection with investment in Digital Info
      Security Co., Inc.                                                                    $       97,000        $            -
                                                                                          ==================    ==================
   Unregistered common stock issued to settle a liability                                   $            -        $      115,372
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

                                 COPYTELE, INC.
                                 --------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (UNAUDITED)
                                   -----------

1.   ORGANIZATION AND FUNDING
     ------------------------
Organization and Basis of Presentation
--------------------------------------

     CopyTele, Inc. was incorporated on November 5, 1982. Our principal operations are the development, production and marketing of a thin, flat low-voltage phosphor display and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

     The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the six-month and three-month periods ended April 30, 2006 and 2005. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. Certain prior year amounts have been reclassified to conform with current year presentation.

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

     During the six months ended April 30, 2006, our operating activities used approximately $1,023,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,284,000, which was offset by cash of approximately $249,000 received from collections of accounts receivable related to sales of encryption products and approximately $13,000 of interest income received. In addition, we received approximately $1,254,000 in cash upon the exercise of stock options and approximately $401,000 of proceeds from maturities of short-term investments consisting of certificates of deposit. We also acquired $398,000 of short-term investments consisting of certificates of deposit and purchased approximately $9,000 of equipment. As a result, our cash, cash equivalents, and short-term investments increased to approximately $1,130,000 at April 30, 2006 from approximately $907,000 at the end of fiscal 2005.

     We believe that our existing cash, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel CRT displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2007. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the second quarter of fiscal 2007. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

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

     Prior to November 1, 2005, we followed Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), which addressed financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 required prominent disclosures in financial statements about the effects of stock-based compensation and provided alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") encouraged but did not require companies to record compensation cost for stock-based employee compensation plans at fair value. During this period, we accounted for stock options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and complied with the disclosure provisions of SFAS No. 123 and SFAS No. 148 through October 31, 2005. Compensation cost for stock options issued to employees and directors was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee or director must pay to acquire the stock. In accordance with APB Opinion No. 25, we did not recognize any compensation cost for stock options issued to employees and directors for the six-month and three-month periods ended April 30, 2005, as all option grants to employees and directors during such periods were made at the fair market value of our stock on the date of grant.

     Had compensation cost for stock options granted to employees and directors been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share for the six-month and three-month periods ended April 30, 2005 would have increased to the following adjusted amounts:

                                                                               For the Six                 For the Three
                                                                               Months Ended                Months Ended
                                                                              April 30, 2005              April 30, 2005
                                                                          ---------------------      ----------------------

Net loss as reported                                                         $   (2,186,489)            $   (1,179,995)
Add: Total stock-based employee compensation expense,
      determined under fair value based method, for all
      awards, net of related tax effect                                          (1,730,134)                (1,403,518)
                                                                          ---------------------      ----------------------
Net loss as adjusted                                                         $   (3,916,623)            $   (2,583,513)
                                                                          =====================      ======================

Net loss per share, basic and diluted:
      As reported                                                                 $ (0.03)                   $ (0.01)
                                                                                  ========                   ========
      As adjusted                                                                 $ (0.05)                   $ (0.03)
                                                                                  ========                   ========

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

Stock Option Compensation Expense
---------------------------------

     We recorded approximately $1,517,000 and $1,402,000 of stock-based compensation expense, related to stock options granted to employees and directors, for the six-month and three-month periods ended April 30, 2006, respectively, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying condensed statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the six-month and three-month periods ended April 30, 2006 by $0.02 and $0.02, respectively.

     Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the six-month and three-month periods ended April 30, 2006 was approximately $9,000 and $5,000, respectively, of expense related to the amortization of compensation cost for stock options granted prior to but not yet vested as of October 31, 2005. As of April 30, 2006, there was approximately $9,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This unrecognized cost is expected to be fully amortized over the remaining portion of the current fiscal year.

     We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123R. We recognized consulting expense for options granted to consultants, during the six-month periods ended April 30, 2006 and 2005, of approximately $22,000 and $45,000, respectively, and during the three-month periods ended April 30, 2006 and 2005, of approximately $22,000 and $40,000, respectively. Such consulting expense is included in the
accompanying   condensed   statements  of  operations  in  either  research  and
development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

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

     Upon the adoption of SFAS No. 123R, we separated the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options granted to employees on the date of grant, we take a weighted average of the assumptions used for each of these groups. All of the stock options we granted during the six months ended April 30, 2006 were within two of the groups, consisting of awards of options with 10-year terms which vested immediately.

     We estimated the fair value of stock option awards using the following assumptions:

                                                            For the Six Months             For the Three Months
                                                              Ended April 30,                 Ended April 30,
                                                       ---------------------------     ---------------------------
                                                                          2005                            2005
                                                           2006        (pro forma)         2006        (pro forma)
                                                       -----------     -----------     -----------     -----------
   Expected term (in years)                                2.4             2.5              2.6             2.5
   Volatility                                              97%            110%              100%            108%
   Risk-free interest rate                                4.35%           3.39%            4.37%           3.50%
   Dividend yield                                           0               0                0               0
   Weighted average fair value at grant date              $0.44           $0.42            $0.48           $0.40

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

     We estimated the risk-free interest rate based on the implied yield available on the applicable grant date on a U.S. Treasury note with a term appropriate for the expected term of the underlying grants.

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

     Prior to adoption of SFAS 123R, we used similar assumptions to estimate the fair value of stock options granted to employees for purposes of the pro forma financial information set forth in our Financial Statements in accordance with SFAS No. 123, except that forfeitures were accounted for as they occurred and we did not separate the individuals we grant options to into separate groups.

     We will reconsider use of the Black-Scholes pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Stock Option Activity
---------------------

     During the six-month periods ended April 30, 2006 and 2005, we granted to employees and consultants options to purchase 3,575,000 shares and 4,225,000 shares, respectively, of common stock at weighted average exercise prices of $.83 and $.67 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the six-month periods ended April 30, 2006 and 2005, stock options to purchase 2,034,725 shares and 1,288,800 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,254,000 and $897,000, respectively.

Stock Option Plans
------------------

     As of April 30, 2006, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

     Information regarding the 1993 Plan for the six months ended April 30, 2006 is as follows:

                                                                               Current Weighted
                                                                               Average Exercise         Aggregate
                                                                  Shares        Price Per Share       Intrinsic Value
                                                            -----------------------------------------------------------
Shares Under Option at October 31, 2005                         6,718,580            $3.86
Cancelled                                                      (2,156,580)           $4.81
                                                            -------------
Shares Under Option and Exercisable at April 30, 2006           4,562,000            $3.41                 $-0-
                                                            =============

     The following table summarizes information about stock options outstanding under the 1993 Plan as of April 30, 2006:

                                              Options Outstanding                            Options Exercisable
                           ---------------------------------------------------------  ---------------------------------
                                                                        Weighted                           Weighted
                                Number         Weighted Average          Average            Number          Average
        Range of             Outstanding          Remaining             Exercise         Exercisable       Exercise
    Exercise Prices           at 4/30/06       Contractual Life           Price           at 4/30/06         Price
-------------------------  ---------------------------------------------------------  ---------------------------------
     $0.84 to $1.56             784,000              3.55                 $1.10             784,000          $1.10
         $2.28                  855,000              2.21                 $2.28             855,000          $2.28
     $3.38 to $4.50           2,528,000               .58                 $4.04           2,528,000          $4.04
         $6.38                  395,000               .39                 $6.38             395,000          $6.38

     The exercise price of all of the options granted under the 1993 Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date.

     Information regarding the 2000 Share Plan for the six months ended April 30, 2006 is as follows:

                                                                               Current Weighted
                                                                               Average Exercise         Aggregate
                                                                Shares          Price Per Share      Intrinsic Value
                                                            -----------------------------------------------------------
Shares Under Option at October 31, 2005                         2,788,466            $0.73
Exercised                                                        (160,000)           $0.46              $  68,970
                                                            -------------
Shares Under Option and Exercisable at April 30, 2006           2,628,466            $0.75              $ 132,184
                                                            =============

     The following table summarizes information about stock options outstanding under the 2000 Share Plan as of April 30, 2006:

                                              Options Outstanding                            Options Exercisable
                           ---------------------------------------------------------  ---------------------------------
                                                                        Weighted                           Weighted
                                Number         Weighted Average          Average            Number          Average
        Range of             Outstanding          Remaining             Exercise         Exercisable       Exercise
    Exercise Prices           at 4/30/06       Contractual Life           Price           at 4/30/06         Price
-------------------------  ---------------------------------------------------------  ---------------------------------
     $0.34 - $0.40              836,000              5.12                 $0.40               836,000         $0.40
     $0.44 - $0.74              690,466              4.42                 $0.68               690,466         $0.68
     $0.94 - $1.09            1,102,000              4.44                 $1.06             1,102,000         $1.06

     The exercise price of all of the options granted under the 2000 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2006, 1,508 shares were available for future grants under the 2000 Share Plan.

     Information regarding the 2003 Share Plan for the six months ended April 30, 2006 is as follows:

                                                                               Current Weighted
                                                                               Average Exercise         Aggregate
                                                                Shares          Price Per Share      Intrinsic Value
                                                            -----------------------------------------------------------
Shares Under Option at October 31, 2005                        12,505,200            $0.61
Granted                                                         3,575,000            $0.83
Exercised                                                      (1,874,725)           $0.63             $   120,208
                                                            -------------
Shares Under Option at April 30, 2006                          14,205,475            $0.66             $ 1,947,559
                                                            =============
Shares Under Exercisable at April 30, 2006                     14,145,475            $0.66             $ 1,930,759
                                                            =============

     The following table summarizes information about stock options outstanding under the 2003 Share Plan as of April 30, 2006:

                                              Options Outstanding                            Options Exercisable
                           ---------------------------------------------------------  ---------------------------------
                                                                        Weighted                           Weighted
                                Number         Weighted Average          Average            Number          Average
        Range of             Outstanding          Remaining             Exercise         Exercisable       Exercise
    Exercise Prices           at 4/30/06       Contractual Life           Price           at 4/30/06         Price
-------------------------  ---------------------------------------------------------  ---------------------------------
       $0.25 - $0.46          3,508,000              7.26                 $0.29           3,508,000          $0.29
       $0.51 - $0.77          4,777,400              8.72                 $0.61           4,717,400          $0.61
       $0.81 - $1.07          5,920,075              8.99                 $0.93           5,920,075          $0.93

     The exercise price of all of the options granted under the 2003 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2006, 11,570,271 shares were available for future grants under the 2003 Share Plan.

Stock Grants
------------

     We account for stock awards granted to employees and consultants based on their grant date fair value. During the six-month periods ended April 30, 2006 and 2005, we issued 873,920 shares and 1,512,085 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan and 2000 Share Plan. We recorded compensation expense for the six-month periods ended April 30, 2006 and 2005 of approximately $759,000 and $1,009,000, respectively, and for the three-month periods ended April 30, 2006 and 2005 of approximately $383,000 and $561,000, respectively, for the shares of common stock issued to employees. In addition, during the six-month periods ended April 30, 2006 and 2005, we issued 246,718 shares and 30,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the six-month periods ended April 30, 2006 and 2005 of approximately $210,000 and $22,000, respectively, and for the three-month periods ended April 30, 2006 and 2005 of approximately $117,000 and $9,000, respectively, for the shares of common stock issued to consultants.

3.   CONCENTRATION OF CREDIT RISK
     ----------------------------

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During the six months ended April 30, 2006, two customers in the Encryption Products and Services Segment represented 63% and 19%, respectively, of total net sales. During the six months ended April 30, 2005, one customer in the Encryption Products and Services Segment represented 83% of total net sales. At April 30, 2006, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable and at October 31, 2005, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable.

4.   SHORT-TERM INVESTMENTS
     ----------------------

     Short-term investments represent certificates of deposits, carried at amortized cost, with maturities of less than twelve months. The fair values of the certificates of deposits, including accrued interest, approximate their carrying value due to their short maturities.

5.   INVESTMENT IN AND TRANSACTIONS WITH DIGITAL INFO SECURITY CO., INC.
     -------------------------------------------------------------------

     On February 13, 2006, we entered into a Software License and Distribution Agreement (the "License Agreement") to license to Digital Info Security Co., Inc. ("DISC"), a privately held corporation, an encryption system that integrates our encryption technology into DISC's secure e-mail services. The system is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. We developed a prototype of the system jointly with DISC, which DISC is testing. Concurrently with entering into the License Agreement with DISC, we entered into an Exchange Agreement whereby we acquired a minority interest in DISC by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. As of the date of the agreements, DISC had 63,233,300 shares of common stock outstanding, including the shares we received. Our investment in DISC is recorded in the accompanying condensed balance sheet at cost based on the closing price of our common stock on the date of the agreement. On May17, 2006, we purchased an additional 1,000,000 shares of DISC's common stock for $50,000.

     Net sales during the six-month and three-month periods ended April 30, 2006
include  $50,000  of  billings  to  DISC  for  engineering  services.   Accounts
receivable at April 30, 2006 include $50,000 from DISC.

6.   INVENTORIES
     -----------

     Inventories consist of the following as of:

                                                   April 30,    October 31,
                                                     2006          2005
                                                 -----------    -----------
       Component parts                           $  118,419     $  134,084
       Work-in-process                               51,765         41,379
       Finished products                            137,786        209,533
                                                 -----------    -----------
                                                 $  307,970     $  384,996
                                                 ===========    ===========

7.   NET INCOME (LOSS) PER SHARE OF COMMON STOCK
     -------------------------------------------

     We comply with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six-month periods ended April 30, 2006 and 2005, were options to purchase 21,395,941 shares and 30,505,246 shares, respectively.

8.   SEGMENT INFORMATION
     -------------------

     We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the six-month and three-month periods ended April 30, 2006 and 2005:

                                                                      Encryption Products
            Segment Data                   Flat-Panel Display             and Services                 Total
------------------------------------     ----------------------     ----------------------     ---------------------

Six Months Ended April 30, 2006:
   Net sales                               $        -                 $      266,928            $     266,928
   Net loss                                    (1,702,286)                (1,950,150)              (3,652,436)

Six Months Ended April 30, 2005:
   Net sales                               $        -                 $      259,300            $     259,300
   Net loss                                      (948,120)                (1,238,369)              (2,186,489)

                                                                      Encryption Products
            Segment Data                   Flat-Panel Display             and Services                 Total
------------------------------------     ----------------------     ----------------------     ---------------------

Three Months Ended April 30, 2006:
   Net sales                               $        -                 $       71,538            $      71,538
   Net loss                                    (1,037,530)                (1,375,349)              (2,412,879)

Three Months Ended April 30, 2005:
   Net sales                               $        -                 $       46,709            $      46,709
   Net loss                                      (430,881)                  (749,114)              (1,179,995)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations.
--------------

GENERAL
-------

     Our principal operations are the development, production and marketing of a thin, flat low- voltage phosphor display ("Display"), and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

     After more than eight years of developing our thin, flat Display technology, we have achieved our goal of producing a flat panel Display that matches many of the beneficial characteristics of a cathode ray tube ("CRT") but is thin, operates at a low voltage and consumes less power. Our Display operates at a low voltage of 40 volts as compared to voltages up to 10,000 volts for CRT and field emission displays. We achieved this goal by creating a TFT (thin film technology) based pixel matrix electron control system ("PMECS") that can operate with virtually any electron emission system. We have begun to market our Display by demonstrating it at flat panel display exhibitions and we are presently involved in discussions with potential customers and licensees. We have produced models of full color Displays that are able to show TV programs and can be connected to a DVD or VCR player to show color or black and white movies.

     Our Displays incorporating PMECS consist of two thin glass substrates which are vacuumed and sealed using our unique low-temperature technology that is compatible with amphorous silicon TFT technology, which is the dominant TFT LCD technology. Our Displays can operate with virtually any type of electron emission system, have gray scale and color or monochrome capability, operate at low voltages, have no pixel cross-talk (i.e., the operation of a pixel does not interfere with other pixels), and consume low power. We have developed proprietary low-voltage (40 volts) red, green and blue color phosphors that are utilized for our color Displays. In addition, PMECS, in conjunction with our electron emission technologies, is applicable to any size display from small hand-held devices to large HDTV products. We believe that our Displays with PMECS could potentially have a cost similar to a CRT and thus cost less than current LCD or plasma displays.

     The PMECS, which is located on one of the substrates, is being exclusively produced for us by an Asian company utilizing its mass production TFT liquid crystal display ("LCD") facilities. Our supplier has incorporated the PMECS into
5.5 inch (diagonal) TFT color matrix structures with 960 x 234 pixels. We are now producing, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for more than eight years, our color Displays using these structures in combination with our proprietary electron emission technologies. These emission technologies, which include carbon nanotubes, both reflective and non-reflective planar edge, and film emitters, are suitable for a variety of display applications. In particular, we are incorporating our low-voltage and low-power carbon nanotube electron emission system into our displays. These carbon nanotubes are extremely small carbon elements, approximately 10,000 times thinner than the width of a human hair, that emit electrons under controllable conditions. We are working with one of our sources of nanotubes, a U.S. company, to incorporate its carbon nanotubes into our 5.5 inch diagonal color and monochrome displays.

     We have successfully tested our Displays under various environmental conditions. This included subjecting our Displays to shock, vibration, and operating temperatures from -40(degree)C to 85(degree)C. Our Display is capable of operating under both sunlight and nighttime conditions. As a result, we believe that our Displays can meet performance requirements for both outdoor and indoor applications. We have also reduced the operating voltage requirements of our Displays to further improve the reliability and extend the life of our displays.

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

     We have expanded our encryption product line and currently have 17 different products in our product line. We have continued to direct our marketing efforts toward participation in the security opportunities created by the U.S. Department of Homeland Security, the U.S. Defense Department, the
Health Insurance Portability and Accountability Act ("HIPAA"), the Sarbanes-Oxley Act, and the Gramm-Leach-Bliley Act. We have entered into agreements with two major companies to supply them with our encryption equipment, which is capable of securing fax, voice, and data information over satellite, digital, and analog communication networks. We are also working with two companies to secure information between corporate servers and printers, and between users and high speed networks.

     In February 2006, we licensed to Digital Info Security Co., Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's secure e-mail services. The system, our DCS-2200, is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. We developed a prototype of the system and DISC is testing the system. With this product, DISC is able to differentiate itself from other e-mail compliance companies. In furtherance of the relationship between the two companies, we exchanged 100,000 shares of our common stock for 5,000,000 shares of DISC's common stock. As of the date of the agreements, DISC had 63,233,300 shares of common stock outstanding, including the shares we received. On May 17, 2006, we purchased an additional 1,000,000 shares of DISC's common stock for $50,000.

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

     Under our agreement with Boeing, Boeing is the exclusive distributor of our DCS-1400-D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products. We have expanded our line of products distributed by Boeing, which now consists of 13 products. These products contain the brand name of Thuraya and have operating controls in Arabic. We have also developed for Boeing a voice product to operate over the Thuraya network having a higher level of security. We are cooperating with Asia Pacific Satellite Industries ("ASPI"), the supplier of the next generation voice and data handset for the Thuraya network, and with Boeing to integrate our encryption solution into ASPI's handset. As a first step, we have received samples of the next generation handset from APSI to evaluate the encryption operation of our DCS-1200, DCS-1400 and USS-900. We have also sent samples of our devices for ASPI's evaluation. Based on the results of these evaluations, we will modify our encryption design to integrate our encryption solution with the new handset.

     In connection with Boeing becoming the exclusive distributor of certain of our products, Boeing authorized us to use its name on our website. Accordingly, customers desiring to purchase these encryption products can find authorized Boeing sales information on the "Encryption Products" page of our website. In May 2006, Boeing demonstrated our encryption products to Thuraya service providers.

     Our encryption products can also be used to further encrypt data over the Globalstar network. Globalstar provides a satellite voice and data service throughout a world-wide coverage area. Our DCS-1200 and DCS-1400 encryption
devices      are       included      on      the       Globalstar       webpage,
http://www.globalstarusa.com/en/products/encryption.php.

     We have developed a prototype hardware device to encrypt Short Message Service ("SMS"), an inexpensive text message communication protocol that is used in many cellular and satellite phones and networks. We currently plan to utilize this encryption solution in conjunction with the Thuraya handsets, but it can be used for data communications across other platforms as well.

     Our products provide secure communications with many different satellite phones, including the Thuraya 7100/7101 handheld terminal ("HHT"), Globalstar GPS-1600 HHT, Telit SAT-550/600 HHT, Globalstar GPS-2800/2900 fixed phone, Iridium 9500/9505/9505A HHT, Inmarsat M4 and Mini "M" HHT units from Thrane & Thrane and Nera. Through the use of our products, encrypted satellite communications are available for many Thuraya docking units, including Teknobil's Next Thuraya Docker, Thuraya's Fixed Docking Adapter, APsi's FDU-2500 Fixed Docking Unit, and Sattrans's SAT-OFFICE Fixed Docking Unit and SAT-VDA Hands-Free Car Kit.

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

     Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. Since 1999 we have also generated cash flows from sales of our encryption products. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have also been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options will be adequate to fund our operations at least through the end of the second quarter of fiscal 2007.

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

     Effective November 1, 2005, we adopted SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We recorded approximately $1,517,000 and $1,402,000 of stock-based compensation expense, related to stock options granted to employees and directors, for the six-month and three-month periods ended April 30, 2006, respectively. Under the accounting method we followed prior to November 1, 2005, we did not record any stock-based compensation expense related to stock options granted to employees and directors for the six-month and three-month periods ended April 30, 2005. If we had included the cost of employee stock option compensation in the financial statements for the six-month and three-month periods ended April 30, 2005, our net loss would have increased by approximately $1,730,000 and $1,404,000, respectively, based on the fair value of the stock options granted to employees. See Note 2 to the Financial Statements for additional information.

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

RESULTS OF OPERATIONS
---------------------

Six months ended April 30, 2006 compared with six months ended April 30, 2005
-----------------------------------------------------------------------------

     Net Sales and Gross Profit

     Net Sales. Net sales increased by approximately $8,000 in the six-month period ended April 30, 2006, to approximately $267,000, as compared to approximately $259,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The increase in net sales resulted from revenue from encryption services of approximately $50,000 in the current period compared to $0 in the prior year, offset by a reduction in unit sales of approximately $42,000. The revenue from encryption services in the current period resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

     Gross Profit. Gross profit from sales of encryption products and services increased by approximately $127,000 in the six-month period ended April 30, 2006, to approximately $186,000, as compared to approximately $59,000 in the comparable prior-year period. Gross profit as a percent of net sales in the six-month period ended April 30, 2006 was approximately 70%. Gross profit as a percent of net sales in the six-month period ended April 30, 2005 was approximately 23%. The increase in gross profit and gross profit as a percent of net sales is primarily the result of the provision for excess inventory due to changes in product requirements of $125,000 recorded in the prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

     Research and Development Expenses

     Research and development expenses increased by approximately $1,030,000 in the six-month period ended April 30, 2006, to approximately $2,270,000, from approximately $1,240,000 in the comparable prior-year period. The increase in research and development expenses was principally due to employee stock option compensation expense of approximately $1,109,000 in the current period compared to $0 in the prior-year period and an increase in outside research and development expense of approximately $37,000, offset by a decrease in employee compensation, other than stock option expense, and related costs of approximately $145,000. The employee stock option compensation expense included in our financial statements in the current period is a result of our adopting SFAS No. 123R, effective November 1, 2005. The decrease in employee compensation and related costs primarily resulted from the grant of employee bonuses in the prior-year period.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by approximately $568,000 to approximately $1,580,000 in the six-month period ended April 30, 2006, from approximately $1,012,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to employee stock option compensation expense of approximately $408,000 in the current period compared to $0 in the prior-year period and an increase in professional fees of approximately $163,000, offset by a decrease in employee compensation, other than stock option expense, and related costs of approximately $26,000. The employee stock option compensation expense included in our financial statements in the current period is a result of our adopting SFAS No. 123R, effective November 1, 2005.

     Interest Income

     Interest income was approximately $13,000 in the six-month period ended April 30, 2006, compared to approximately $6,000 in the comparable prior-year period. The increase in interest income was principally the result of an increase in prevailing interest rates.

Three months ended April 30, 2006 compared with three months ended April 30,
----------------------------------------------------------------------------
2005
----

     Net Sales and Gross Profit

     Net Sales. Net sales increased by approximately $25,000 in the three-month period ended April 30, 2006, to approximately $72,000, as compared to approximately $47,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The increase in net sales resulted from revenue from encryption services of approximately $50,000 in the current period compared to $0 in the prior year, offset by a reduction in unit sales of approximately $25,000. The revenue from encryption services in the current period resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

     Gross Profit. Gross profit from sales of encryption products and services increased by approximately $135,000 in the three-month period ended April 30, 2006, to approximately $46,000, as compared to a loss of approximately $89,000 in the comparable prior-year period. The increase in gross profit is primarily the result of the provision for excess inventory due to changes in product requirements of $125,000 recorded in the prior-year period. Gross profit as a percent of net sales in the three-month period ended April 30, 2006 was approximately 64%. Gross profit as a percent of net sales in the comparable prior-year period is not meaningful due to the loss recorded during the period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

     Research and Development Expenses

     Research and development expenses increased by approximately $964,000 in the three-month period ended April 30, 2006, to approximately $1,614,000, from approximately $650,000 in the comparable prior-year period. The increase in research and development expenses was principally due to employee stock option compensation expense of approximately $1,065,000 in the current period compared to $0 in the prior-year period, offset by a decrease in employee compensation, other than stock option expense, and related costs of approximately $133,000. The employee stock option compensation expense included in our financial statements in the current period is a result of our adopting SFAS No. 123R, effective November 1, 2005. The decrease in employee compensation and related costs primarily resulted from the grant of employee bonuses in the prior-year period.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by approximately $406,000 to approximately $851,000 in the three-month period ended April 30, 2006, from approximately $445,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to employee stock option compensation expense of approximately $337,000 in the current period compared to $0 in the prior-year period, an increase in professional fees of approximately $70,000 and an increase in the provision for bad debts related to other receivables of approximately $21,000, offset by a decrease in employee compensation, other than stock option expense, and related costs of approximately $40,000. The employee stock option compensation expense included in our financial statements in the current period is a result of our adopting SFAS No. 123R, effective November 1, 2005. The increase in the provision for bad debts resulted from a current period provision for bad debts of approximately $12,000, offset by a recovery in the prior year period of previously reserved amounts of approximately $9,000.

     Interest Income

     Interest income was approximately $7,000 in three-month period ended April 30, 2006, compared to approximately $5,000 in the comparable prior-year period. The increase in interest income was principally the result of an increase in prevailing interest rates.

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

     During the six months ended April 30, 2006, our operating activities used approximately $1,023,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,284,000, which was offset by cash of approximately $249,000 received from collections of accounts receivable related to sales of encryption products and approximately $13,000 of interest income received. In addition, we received approximately $1,254,000 in cash upon the exercise of stock options, acquired $398,000 of short-term investments consisting of certificates of deposit and purchased approximately $9,000 of equipment, which was offset by proceeds from maturities of short-term investments consisting of certificates of deposit of approximately $401,000. As a result, our cash, cash equivalents, and short-term investments increased to approximately $1,130,000 at April 30, 2006 from approximately $907,000 at the end of fiscal 2005.

     Accounts receivable increased by approximately $18,000 from approximately $32,000 at the end of fiscal 2005 to approximately $50,000 at April 30, 2006. The increase in accounts receivable is a result of the timing of collections. Other receivables decreased by $12,000 from $30,000 at the end of fiscal 2005 to

$18,000 at April 30, 2006. The decrease in other receivables is a result of our taking a provision for bad debts related to this receivable of $12,000 during the three-month period ended April 30, 2006. Inventories decreased approximately $77,000 from approximately $385,000 at October 31, 2005 to approximately $308,000 at April 30, 2006, primarily as a result of the timing of shipments and production schedules. Prepaid expenses and other current assets decreased by approximately $20,000 from approximately $80,000 at the end of fiscal 2005 to approximately $60,000 at April 30, 2006, as a result of the timing of payments. Accounts payable and accrued liabilities increased by approximately $24,000 from approximately $348,000 at the end of fiscal 2005 to approximately $372,000 at April 30, 2006, as a result the timing of payments.

     As a result of these changes, working capital at April 30, 2006 increased to approximately $1,195,000 from approximately $1,086,000 at the end of fiscal 2005.

     Our working capital includes inventory of approximately $308,000 at April 30, 2006. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

     During the six-month periods ended April 30, 2006 and 2005, we issued 873,920 shares and 1,512,085 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan and 2000 Share Plan. We recorded compensation expense for the six-month periods ended April 30, 2006 and 2005 of approximately $759,000 and $1,009,000, respectively, and for the three-month periods ended April 30, 2006 and 2005 of approximately $383,000 and $561,000, respectively, for the shares of common stock issued to employees. In addition, during the six-month periods ended April 30, 2006 and 2005, we issued 246,718 shares and 30,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the six-month periods ended April 30, 2006 and 2005 of approximately $210,000 and $22,000, respectively, and for the three-month periods ended April 30, 2006 and 2005 of approximately $117,000 and $9,000, respectively, for the shares of common stock issued to consultants. During the three-month period ended April 30, 2006, we acquired a minority interest in DISC, a privately held corporation, by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. During the three-month period ended April 30, 2005, we also issued 179,000 shares of unregistered common stock to settle a liability of approximately $115,000.

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

     We believe that our existing cash, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and Displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2007. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the second quarter of fiscal 2007. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that funds will be available to us from debt or equity financings or that, if available; we will be able to obtain such funds on favorable terms and conditions. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

     We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our Display by demonstrating it at flat panel display exhibitions and we are presently involved in discussions with potential customers and licensees.
During the six months ended April 30, 2006, we have recognized revenue from sales of encryption products and services of approximately $267,000.

     The following table presents our expected cash requirements for contractual obligations outstanding as of April 30, 2006:


                                     Payments Due by Period
                                     ----------------------
                      Less
Contractual           than        1-3         4-5        After
 Obligations         1 year      years       years      5 years      Total
-----------------  ----------  ----------  ----------  ----------  ----------

Consulting
 Agreement         $ 127,500           -           -           -   $ 127,500

Noncancelable
 Operating Leases  $ 264,000   $ 434,000           -           -   $ 698,000
                   ----------  ----------  ----------  ----------  ----------

Total Contractual
 Cash Obligations  $ 391,500   $ 434,000           -           -   $ 825,500
                   ==========  ==========  ==========  ==========  ==========

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

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

FORWARD-LOOKING STATEMENTS
--------------------------

     Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in "General Risks and Uncertainties" below and Note 1 to Condensed Financial Statements. You should read this discussion and analysis along with our Annual Report on Form 10-K for the year ended October 31, 2005 and the condensed financial statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

GENERAL RISKS AND UNCERTAINTIES
-------------------------------

     Our business involves a high degree of risk and uncertainty, including, but not limited to, the following risks and uncertainties:

o We have experienced significant net losses and negative cash flows from operations and they may continue.

     We have had net losses and negative cash flows from operations in each year since our inception and in the six months ended April 30, 2006, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat Display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through April 30, 2006. We have set forth below our net losses, research and development expenses and net cash used in operations for the six-month periods ended April 30, 2006 and 2005, and for the fiscal years ended October 31, 2005 and 2004:


                                                    (Unaudited)
                                                  Six Months Ended                 Fiscal Years Ended
                                                     April 30,                         October 31,
                                           -----------------------------      ------------------------------
                                                2006            2005               2005            2004
                                                ----            ----               ----            ----
Net loss                                    $ 3,652,436     $ 2,186,489        $ 4,451,257     $ 3,360,655
Research and development expenses           $ 2,270,395     $ 1,239,888        $ 2,266,911     $ 2,164,427
Net cash used in operations                 $ 1,022,548     $   860,855        $ 1,720,332     $ 1,205,122

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

     We believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and Displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2007. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the second quarter of fiscal 2007. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available; we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

o We may not generate sufficient revenues to support our operations in the future or to generate profits.


     We are engaged in two principal operations: (i) the development, production and marketing of Displays and (ii) the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media. We have only recently started to produce color and monochrome versions of our Displays and our encryption products are only in their initial stages of commercial production. Our investments in research and development are considerable. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

o    our  ability to  successfully  market our line of Displays  and  encryption products;
o the capability of Volga to produce thin high-brightness color and monochrome Displays and supply them to us;
o our ability to jointly develop with Volga and produce a color Display with various electron emission systems;
o our production capabilities and those of our suppliers as required for the production of our encryption products;
o    long-term performance of our products;
o the capability of our dealers and distributors to adequately service our encryption products;
o our ability to maintain an acceptable pricing level to end-users for both our encryption and display products;
o    the ability of suppliers to meet our requirements and schedule;
o    our ability to successfully develop other new products under development;
o    rapidly changing consumer preferences;
o the possible development of competitive products that could render our products obsolete or unmarketable; and
o our future negotiations with Volga with respect to payments and other arrangements under our Joint Cooperation Agreement with Volga.

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

     The markets for our encryption products and flat Display technologies worldwide are highly competitive and subject to rapid technological changes. Most of our competitors are larger than us and possess financial, research, service support, marketing, manufacturing and other resources significantly greater than ours. Competitive pressures may have a harmful effect on our business and operating results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        -----------------------------------------------------------

     We have invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

     There was no change in our internal control over financial reporting during the quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION
                           --------------------------

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        ------------------------------------------------------------

     On February 13, 2006, we entered into a Software License and Distribution Agreement (the "License Agreement") to license to Digital Info Security Co., Inc. ("DISC"), a privately held corporation, an encryption system that integrates our encryption technology into DISC's secure e-mail services. The system is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. We developed a prototype of the system jointly with DISC, which DISC is testing. Concurrently with entering into the License Agreement with DISC, we entered into an Exchange Agreement whereby we acquired a minority interest in DISC by exchanging 100,000 shares of our common stock for 5,000,000 shares of DISC's common stock. The shares of common stock we issued were issued without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. In claiming such exemption, we relied on representations that, among other things, DISC was acquiring the shares for its own account (and not for the account of others) for investment and not with a view to the distribution thereof.

Item 6. Exhibits.
        ---------

         31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 9, 2006.

         31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 9, 2006.

         32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 9, 2006.

         32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 9, 2006.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COPYTELE, INC.


                                              By: /s/ Denis A. Krusos
                                              ----------------------------------
                                              Denis A. Krusos
                                              Chairman of the Board and
                                              Chief Executive Officer
June 9, 2006                                  (Principal Executive Officer)



                                              By: /s/ Henry P. Herms
                                              ----------------------------------
                                              Henry P. Herms
                                              Vice President -- Finance and
                                              Chief Financial Officer (Principal
June 9, 2006                                  Financial and Accounting Officer)