Form 10-Q
period 2006-07-31
COPYTELE INC
filed 2006-09-11
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2006

                         Commission file number 0-11254


                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                          11-2622630
--------------------------------                     --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification no.)




    900 Walt Whitman Road
       Melville, NY                                             11747
--------------------------------------------------------------------------------
   (Address of principal                                      (Zip Code)
     executive offices)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes               No   X
                                    -----            -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On September 5, 2006, the registrant had outstanding 96,991,388 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Condensed Balance Sheets as of July 31, 2006 (Unaudited) and
           October 31, 2005                                                    3

          Condensed Statements of Operations (Unaudited) for the nine
           months ended July 31, 2006 and 2005                                 4

          Condensed Statements of Operations (Unaudited) for the three
           months ended July 31, 2006 and 2005                                 5

          Condensed Statements of Cash Flows (Unaudited) for the nine
           months ended July 31, 2006 and 2005                                 6

          Notes to Condensed Financial Statements (Unaudited)               7-17

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                      18-32

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.         32

Item 4.   Controls and Procedures.                                            32


PART II.  OTHER INFORMATION

Item 6.   Exhibits.                                                           33

          SIGNATURES                                                          33

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
         ---------------------

                                 COPYTELE, INC.
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                   (Unaudited)
                                                                  --------------
                                                                     July 31,      October 31,
                                    ASSETS                             2006           2005*
                                    ------                        -------------- --------------
CURRENT ASSETS:
   Cash and cash equivalents                                       $    611,266   $    506,517
   Short-term investments                                               398,000        400,776
   Accounts receivable                                                   19,480         32,117
   Other receivables, net                                                18,000         30,000
   Inventories                                                          281,107        384,996
   Prepaid expenses and other current assets                             35,767         79,829
                                                                    ------------   ------------
                        Total current assets                          1,363,620      1,434,235

PROPERTY AND EQUIPMENT, net                                              25,741         27,131

INVESTMENT, at cost                                                     207,000              -

OTHER ASSETS                                                              4,887          4,887
                                                                    ------------   ------------
                                                                   $  1,601,248   $  1,466,253
                                                                    ============   ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                $    252,771   $    270,806
   Accrued liabilities                                                   39,194         77,424
                                                                    ------------   ------------
                       Total current liabilities                        291,965        348,230

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares
    authorized; no shares issued or outstanding                               -              -
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 96,761,673 and 91,975,538 shares issued and
    outstanding, respectively                                           967,617        919,755
   Additional paid-in capital                                        79,048,995     73,105,886
   Accumulated deficit                                              (78,707,329)   (72,907,618)
                                                                    ------------   ------------
                                                                      1,309,283      1,118,023
                                                                    ------------   ------------
                                                                   $  1,601,248   $  1,466,253
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

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------

                                                      For the Nine Months Ended
                                                               July 31,
                                                      --------------------------
                                                          2006          2005
                                                      ------------  ------------

NET SALES                                             $   397,773   $   391,425

COST OF SALES                                             120,558       555,259
                                                      ------------  ------------

         Gross profit (loss)                              277,215      (163,834)
                                                      ------------  ------------

OPERATING EXPENSES
         Research and development expenses              3,582,867     1,725,197
         Selling, general and administrative expenses   2,514,218     1,426,936
                                                      ------------  ------------
                  Total operating expenses              6,097,085     3,152,133
                                                      ------------  ------------

LOSS FROM OPERATIONS                                   (5,819,870)   (3,315,967)

INTEREST INCOME                                            20,159        10,425
                                                      ------------  ------------

NET LOSS                                              $(5,799,711)  $(3,305,542)
                                                      ============  ============



PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                            $     (0.06)  $     (0.04)
                                                      ============  ============

Shares used in computing net loss per share:
         Basic and Diluted                             94,551,079    87,619,508
                                                      ============  ============



   The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                 ----------------------------------------------

                                                      For the Three Months Ended
                                                               July 31,
                                                      --------------------------
                                                          2006          2005
                                                      ------------  ------------

NET SALES                                             $   130,845   $   132,125

COST OF SALES                                              39,245       354,828
                                                      ------------  ------------

         Gross profit (loss)                               91,600      (222,703)
                                                      ------------  ------------

OPERATING EXPENSES
         Research and development expenses              1,312,472       485,309
         Selling, general and administrative expenses     933,854       415,194
                                                      ------------  ------------
                  Total operating expenses              2,246,326       900,503
                                                      ------------  ------------

LOSS FROM OPERATIONS                                   (2,154,726)   (1,123,206)

INTEREST INCOME                                             7,451         4,153
                                                      ------------  ------------

NET LOSS                                              $(2,147,275)  $(1,119,053)
                                                      ============  ============



PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                            $     (0.02)  $     (0.01)
                                                      ============  ============

Shares used in computing net loss per share:
         Basic and Diluted                             95,985,622    89,344,254
                                                      ============  ============

   The accompanying notes are an integral part of these condensed statements.


                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 ----------------------------------------------


                                                                                For the Nine Months Ended
                                                                                         July 31,
                                                                                --------------------------
                                                                                    2006          2005
                                                                                 ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                            $ (1,920,582) $(1,675,809)
   Cash received from customers                                                      404,123      369,874
   Interest received                                                                  20,159       10,425
                                                                                 ------------  -----------
           Net cash used in operating activities                                  (1,496,300)  (1,295,510)
                                                                                 ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of short-term investments (certificates of deposit)      400,776            -
   Acquisition of short-term investments (certificates of deposit)                  (398,000)    (398,353)
   Investment in Digital  Info Security Co., Inc. common stock                      (110,000)           -
   Payments for purchases of property and equipment                                  (10,226)      (3,322)
                                                                                 ------------  -----------
           Net cash used in investing activities                                    (117,450)    (401,675)
                                                                                 ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                         1,718,499    1,276,200
                                                                                 ------------  -----------
           Net cash provided by financing activities                               1,718,499    1,276,200
                                                                                 ------------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 104,749     (420,985)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     506,517    1,002,777
                                                                                 ------------  -----------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                     $    611,266  $   581,792
                                                                                 ============  ===========

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Net loss                                                                     $ (5,799,711) $(3,305,542)
   Stock option compensation to employees                                          2,469,563            -
   Stock option compensation to consultants                                          119,262       44,609
   Stock awards granted to employees and consultants pursuant to stock
      incentive plans                                                              1,586,647    1,482,088
   Provision for (recovery of) doubtful accounts                                      18,287       (3,622)
   Provision for excess inventory                                                          -      437,990
   Depreciation and amortization                                                      11,616       10,969
   Change in operating assets and liabilities:
      Accounts receivable and other receivables                                        6,350      (21,551)
      Inventories                                                                    103,889        6,419
      Prepaid expenses and other current assets                                       44,062      110,159
      Other assets                                                                         -          621
      Accounts payable and  accrued liabilities                                      (56,265)     (57,650)
                                                                                 ------------  -----------
           Net cash used in operating activities                                $ (1,496,300) $(1,295,510)
                                                                                 ============  ===========

SUPPLEMENTAL DISCLOSURE  OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
    Unregistered common stock issued in connection with investment in
        Digital Info Security Co., Inc.                                         $     97,000  $         -
                                                                                 ============  ===========
    Unregistered common stock issued to settle a liability                      $          -  $   115,372
                                                                                 ============  ===========


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

     The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the nine-month and three-month periods ended July 31, 2006 and 2005. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. Certain prior year amounts have been reclassified to conform with current year presentation.

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

     During the nine months ended July 31, 2006, our operating activities used approximately $1,496,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,921,000, which was offset by cash of approximately $404,000 received from collections of accounts receivable related to sales of encryption products and approximately $20,000 of interest income received. In addition, we received approximately $1,718,000 in cash upon the exercise of stock options and approximately $401,000 of proceeds from maturities of short-term investments consisting of certificates of deposit. We also acquired $398,000 of short-term investments consisting of certificates of deposit, invested $110,000 in Digital Security Info Co., Inc. common stock and purchased approximately $10,000 of equipment. As a result, our cash, cash equivalents, and short-term investments increased to approximately $1,009,000 at July 31, 2006 from approximately $907,000 at the end of fiscal 2005.

     We believe that our existing cash, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2007. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the third quarter of fiscal 2007. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that funds will be available to us from debt or equity financings or that, if available, we will be able to obtain such funds on favorable terms and conditions. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

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

     Prior to November 1, 2005, we followed Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), which addressed financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 required prominent disclosures in financial statements about the effects of stock-based compensation and provided alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") encouraged but did not require companies to record compensation cost for stock-based employee compensation plans at fair value. During this period, we accounted for stock options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and complied with the disclosure provisions of SFAS No. 123 and SFAS No. 148 through October 31, 2005. Compensation cost for stock options issued to employees and directors was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee or director must pay to acquire the stock. In accordance with APB Opinion No. 25, we did not recognize any compensation cost for stock options issued to employees and directors for the nine-month and three-month periods ended July 31, 2005, as all option grants to employees and directors during such periods were made at the fair market value of our stock on the date of grant.

     Had compensation cost for stock options granted to employees and directors been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share for the nine-month and three-month periods ended July 31, 2005 would have increased to the following adjusted amounts:

                                                            For the Nine         For the Three
                                                            Months Ended         Months Ended
                                                            July 31, 2005        July 31, 2005
                                                            -------------        -------------
Net loss as reported                                        $  (3,305,542)       $  (1,119,053)
Add: Total stock-based employee compensation expense,
     determined under fair value based method, for all
     awards, net of related tax effect                         (2,017,510)            (287,386)
                                                            -------------        -------------
Net loss as adjusted                                        $  (5,323,052)       $  (1,406,429)
                                                            =============        =============
Net loss per share, basic and diluted:
     As reported                                            $       (0.04)       $       (0.01)
                                                            =============        =============
     As adjusted                                            $       (0.06)       $       (0.02)
                                                            =============        =============

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

     Effective November 1, 2005, the beginning of our first quarter of fiscal 2006, we adopted SFAS No. 123R. We have elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore, our financial statements for prior periods have not been restated to reflect, and do not include, the effect of SFAS No. 123R. Under this transition method, we apply the provisions of SFAS No. 123R to new awards and to awards modified, repurchased, or cancelled after October 31, 2005. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. Additionally, we recognize compensation cost for the portion of awards that were outstanding, but for which the requisite service had not been rendered (unvested awards), as of October 31, 2005, as the remaining service is rendered. The compensation cost we record for these awards are based on their grant date fair value as calculated for the pro forma disclosures required by SFAS No. 123.

Stock Option Compensation Expense
---------------------------------

     We recorded approximately $2,470,000 and $952,000 of stock-based compensation expense, related to stock options granted to employees and directors, for the nine-month and three-month periods ended July 31, 2006, respectively, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying condensed statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the nine-month and three-month periods ended July 31, 2006 by $0.03 and $0.01, respectively.

     Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the nine-month and three-month periods ended July 31, 2006 was approximately $14,000 and $5,000, respectively, of expense related to the amortization of compensation cost for stock options granted prior to but not yet vested as of October 31, 2005. As of July 31, 2006, there was approximately $5,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This unrecognized cost is expected to be fully amortized over the remaining portion of the current fiscal year.

     We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123R. We recognized consulting expense for options granted to consultants, during the nine-month periods ended July 31, 2006 and 2005, of approximately $119,000 and $45,000, respectively, and during the three-month periods ended July 31, 2006 and 2005, of approximately $97,000 and $-0-, respectively. Such consulting expense is included in the accompanying condensed statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

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

     Upon the adoption of SFAS No. 123R, we separated the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options granted to employees on the date of grant, we take a weighted average of the assumptions used for each of these groups. All of the stock options we granted during the nine months ended July 31, 2006 consisted of awards of options with 10-year terms which vested immediately.

     We estimated the fair value of stock option awards using the following assumptions:

                                                  For the Nine Months          For the Three Months
                                                    Ended July 31,                Ended July 31,
                                                 -----------------------      -----------------------
                                                                 2005                           2005
                                                   2006      (pro forma)          2006     (pro forma)
                                                 ----------   ----------      ----------   ----------
Expected term (in years)                            3.0           2.5             4.3           2.5
Volatility                                           99%          109%            104%          106%
Risk-free interest rate                            4.36%         3.45%           4.37%         3.66%
Dividend yield                                        0             0               0             0
Weighted average fair value at grant date          $0.47         $0.38           $0.55         $0.23

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

     We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants.

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

Stock Option Activity
---------------------

     During the nine-month periods ended July 31, 2006 and 2005, we granted to employees and consultants options to purchase 5,460,000 shares and 5,440,000 shares, respectively, of common stock at weighted average exercise prices of $.82 and $.60 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the nine-month periods ended July 31, 2006 and 2005, stock options to purchase 2,697,725 shares and 2,313,800 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,718,000 and $1,276,000, respectively.

Stock Option Plans
------------------

     As of July 31, 2006, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

     Information regarding the 1993 Plan for the nine months ended July 31, 2006 is as follows:

                                                                             Current Weighted
                                                                             Average Exercise       Aggregate
                                                                 Shares       Price Per Share    Intrinsic Value
                                                             -------------   -----------------   ---------------
Shares Under Option at October 31, 2005                         6,718,580         $3.86
Cancelled                                                      (2,156,580)        $4.81
                                                             -------------
Shares Under Option and Exercisable at July 31, 2006            4,562,000         $3.41              $-0-
                                                             =============

     The following table summarizes information about stock options outstanding under the 1993 Plan as of July 31, 2006:

                                            Options Outstanding                      Options Exercisable
                         --------------------------------------------------    ---------------------------
                                                                   Weighted                      Weighted
                             Number        Weighted Average         Average        Number        Average
    Range of              Outstanding          Remaining           Exercise     Exercisable      Exercise
Exercise Prices            at 7/31/06      Contractual Life          Price      at 7/31/06        Price
---------------------    -------------    -----------------        --------    ------------     ----------
 $0.84 to $1.56              784,000            3.29                $1.10         784,000         $1.10
     $2.28                   855,000            1.95                $2.28         855,000         $2.28
 $3.38 to $4.50            2,528,000             .79                $4.04       2,528,000         $4.04
     $6.38                   395,000             .13                $6.38         395,000         $6.38

     The exercise price of all of the options granted under the 1993 Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date.

     Information regarding the 2000 Share Plan for the nine months ended July 31, 2006 is as follows:

                                                                            Current Weighted
                                                                            Average Exercise       Aggregate
                                                               Shares        Price Per Share    Intrinsic Value
                                                             -----------    ----------------    ---------------
Shares Under Option at October 31, 2005                       2,788,466          $0.73
Exercised                                                      (220,000)         $0.45               $87,170
Cancelled                                                       (20,000)         $0.74
                                                             -----------
Shares Under Option and Exercisable at July 31, 2006          2,548,466          $0.76                 $-0-
                                                             ===========

     The following table summarizes information about stock options outstanding under the 2000 Share Plan as of July 31, 2006:

                                      Options Outstanding                            Options Exercisable
                        ----------------------------------------------          ----------------------------
                                                            Weighted                                Weighted
                          Number        Weighted Average    Average               Number             Average
    Range of            Outstanding          Remaining      Exercise            Exercisable         Exercise
Exercise Prices         at 7/31/06      Contractual Life      Price             at 7/31/06            Price
----------------        -----------     ----------------    --------            -----------      -----------
 $0.34 - $0.40            796,000            4.85            $0.40                 796,000            $0.40
 $0.44 - $0.74            650,466            4.43            $0.68                 650,466            $0.68
 $0.94 - $1.09          1,102,000            4.19            $1.06               1,102,000            $1.06

     The exercise price of all of the options granted under the 2000 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of July 31, 2006, 21,508 shares were available for future grants under the 2000 Share Plan.

     Information regarding the 2003 Share Plan for the nine months ended July 31, 2006 is as follows:

                                                                             Current Weighted
                                                                             Average Exercise        Aggregate
                                                                 Shares      Price Per Share      Intrinsic Value
                                                              ------------  -----------------     ---------------
Shares Under Option at October 31, 2005                        12,505,200          $0.61
Granted                                                         5,460,000          $0.82
Exercised                                                      (2,477,725)         $0.65             $ 138,828
                                                              ------------
Shares Under Option at July 31, 2006                           15,487,475          $0.68             $  43,412
                                                              ============
Shares Under Exercisable at July 31, 2006                      15,427,475          $0.68             $  33,812
                                                              ============

     The following table summarizes information about stock options outstanding under the 2003 Share Plan as of July 31, 2006:

                                          Options Outstanding                        Options Exercisable
                         ----------------------------------------------         -----------------------------
                                                               Weighted                            Weighted
                            Number       Weighted Average      Average             Number          Average
    Range of             Outstanding        Remaining          Exercise         Exercisable        Exercise
Exercise Prices          at 7/31/06      Contractual Life       Price            at 7/31/06          Price
---------------          ------------   ------------------    ---------         ---------------   -----------
 $0.25 - $0.46            3,480,000             7.01             $0.29           3,480,000          $0.29
 $0.51 - $0.77            4,877,400             8.58             $0.61           4,817,400          $0.61
 $0.81 - $1.07            7,130,075             8.93             $0.91           7,130,075          $0.91

     The exercise price of all of the options granted under the 2003 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of July 31, 2006, 8,817,499 shares were available for future grants under the 2003 Share Plan.

Stock Grants
------------

     We account for stock awards granted to employees and consultants based on their grant date fair value. During the nine-month periods ended July 31, 2006 and 2005, we issued 1,695,050 shares and 2,417,715 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan and 2000 Share Plan. We recorded compensation expense for the nine-month periods ended July 31, 2006 and 2005 of approximately $1,342,000 and $1,453,000, respectively, and for the three-month periods ended July 31, 2006 and 2005 of approximately $583,000 and $443,000, respectively, for the shares of common stock issued to employees. In addition, during the nine-month periods ended July 31, 2006 and 2005, we issued 293,360 shares and 45,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the nine-month periods ended July 31, 2006 and 2005 of approximately $245,000 and $30,000, respectively, and for the three-month periods ended July 31, 2006 and 2005 of approximately $35,000 and $7,000, respectively, for the shares of common stock issued to consultants.

3.   CONCENTRATION OF CREDIT RISK
     ----------------------------

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During the nine months ended July 31, 2006, two customers in the Encryption Products and Services Segment represented 51% and 24%, respectively, of total net sales. During the nine months ended July 31, 2005, one customer in the Encryption Products and Services Segment represented 78% of total net sales. At July 31, 2006, one customer in the Encryption Products and Services Segment represented 86% of net accounts receivable and at October 31, 2005, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable.

4.   SHORT-TERM INVESTMENTS
     ----------------------

     Short-term investments represent certificates of deposits, carried at amortized cost, with maturities of less than twelve months. The fair values of the certificates of deposits, including accrued interest, approximate their carrying value due to their short maturities.

5.   INVESTMENT IN AND RELATED PARTY TRANSACTIONS WITH DIGITAL INFO SECURITY
     -----------------------------------------------------------------------
     CO., INC.
     ---------

     On February 13, 2006, we entered into a Software License and Distribution Agreement (the "License Agreement") to license to Digital Info Security Co., Inc. ("DISC"), a privately held corporation, an encryption system that integrates our encryption technology into DISC's secure e-mail services. The system is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. We developed a prototype of the system jointly with DISC and DISC is field testing the system internally and with potential customers. Concurrently with entering into the License Agreement with DISC, we entered into an Exchange Agreement whereby we acquired a minority interest in DISC by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. On May 17, 2006 and July 14, 2006, we purchased an additional 1,000,000 shares and 1,200,000 shares, respectively, of DISC's common stock for $50,000 and $60,000, respectively. Our investment in DISC is recorded in the accompanying condensed balance sheet at cost based on the closing price of our common stock on the date of the Exchange Agreement for the shares issued under the agreement, and the price paid for the shares purchased on May 17, 2006 and July 14, 2006.

     Net sales during the nine-month and three-month periods ended July 31, 2006 include $95,000 and $45,000, respectively, of billings to DISC for engineering services.

6.   INVENTORIES
     -----------

     Inventories consist of the following as of:

                                              July 31,          October 31,
                                                2006               2005
                                             ----------         ----------
       Component parts                       $  117,139         $  134,084
       Work-in-process                           50,422             41,379
       Finished products                        113,546            209,533
                                             ----------         ----------
                                             $  281,107         $  384,996
                                             ==========         ==========

7.   NET INCOME (LOSS) PER SHARE OF COMMON STOCK
     -------------------------------------------

     We comply with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the nine-month periods ended July 31, 2006 and 2005, were options to purchase 22,597,941 shares and 20,127,246 shares, respectively.

8.   SEGMENT INFORMATION
     -------------------

     We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the nine-month and three-month periods ended July 31, 2006 and 2005:

                                                            Encryption Products
        Segment Data                 Flat-Panel Display         and Services              Total
--------------------------------     ------------------     --------------------    -----------------
Nine Months Ended July 31, 2006:
   Net sales                         $            -            $      397,773        $     397,773
   Net loss                              (2,772,330)               (3,027,381)          (5,799,711)

Nine Months Ended July 31, 2005:
   Net sales                         $            -            $      391,425        $     391,425
   Net loss                              (1,310,575)               (1,994,967)          (3,305,542)


                                                            Encryption Products
        Segment Data                 Flat-Panel Display           and Services             Total
---------------------------------    ------------------     --------------------    -----------------
Three Months Ended July 31, 2006:
   Net sales                         $            -            $      130,845        $     130,845
   Net loss                              (1,070,044)               (1,077,231)          (2,147,275)

Three Months Ended July 31, 2005:
   Net sales                         $            -            $      132,125        $     132,125
   Net loss                                (362,455)                 (756,598)          (1,119,053)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations.
--------------

GENERAL
-------

     Our principal operations are the development, production and marketing of a thin, flat low- voltage phosphor display ("Display") and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

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

     The PMECS, which is located on one of the substrates, is being exclusively produced for us by an Asian company utilizing its mass production TFT liquid crystal display ("LCD") facilities. Our supplier has incorporated the PMECS into
5.5 inch (diagonal) TFT color matrix structures with 960 x 234 pixels. We are now producing, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for more than nine years, our color Displays using these structures in combination with our proprietary electron emission technologies. These emission technologies, which include carbon nanotubes, both reflective and non-reflective planar edge, and film emitters, are suitable for a variety of display applications. In particular, we are incorporating our low-voltage and low-power carbon nanotube electron emission system into our displays. These carbon nanotubes, which are supplied to us by a U.S. company, are extremely small carbon elements, approximately 10,000 times thinner than the width of a human hair, that emit electrons under controllable conditions.

     We have developed a process of selectively placing low voltage carbon nanotubes in close proximity to pixels containing red, green, and blue phosphors. The nanotubes are used as a source of electronics to activate the phosphors which emit light, thus displaying video images. This allows our display system to consume low power and utilize low operating voltages, which improves the reliability and extends the life of our Displays. We have also intensified the brightness of the pixels, allowing our Display to operate under both sunlight and nighttime conditions. As a result, we believe that our Displays can meet performance requirements for both outdoor and indoor applications. Furthermore, we have developed a rapid sealing process for our Display that could also be applied to any display requiring a vacuum. We have also developed a system to vacuum our display which results in our display to have a very thin profile, less than LCD or Plasma displays. In addition, we have successfully tested our Displays under various environmental conditions. This included subjecting our Displays to shock, vibration, and operating temperatures from -40(degree)C to 85(degree)C.

     We are continuing discussions with several companies to either produce portions of our Display or license our display technology for use of our Display as part of their products. There can be no assurance that we can produce commercial quality Displays, that we can produce such Displays in commercial quantities, that we can successfully market our Displays, or of the revenue we might derive from sales of our Displays. See "General Risks and Uncertainties" below.

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

     In February 2006, we licensed to Digital Info Security Co., Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's secure e-mail services. The system, our DCS-2200, is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. We developed a prototype of the system and DISC is field testing the system internally and with potential customers. With this product, DISC is able to differentiate itself from other e-mail compliance companies. In furtherance of the relationship between the two companies, we exchanged 100,000 shares of our common stock for 5,000,000 shares of DISC's common stock. On May 17, 2006 and July 14, 2006, we purchased an additional 1,000,000 shares and 1,200,000 shares, respectively, of DISC's common stock for $50,000 and $60,000, respectively. As of July 31, 2006, we hold approximately 11% of the outstanding shares of DISC.

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

     Under our agreement with Boeing, Boeing is the exclusive distributor of our DCS-1400-D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products. We have expanded our line of products distributed by Boeing, which now consists of 13 products. These products contain the brand name of Thuraya and have operating controls in Arabic. We have also developed for Boeing a voice product to operate over the Thuraya network having a higher level of security. We are cooperating with Asia Pacific Satellite Industries ("APSI"), the supplier of the next generation voice and data handset for the Thuraya network, and with Boeing to integrate our encryption solution into APSI's handset. As a first step, we have received samples of the next generation handset from APSI to evaluate the encryption operation of our DCS-1200, DCS-1400 and USS-900. We have also sent samples of our devices for APSI's evaluation and their testing indicates that the DCS-1200 and DCS-1400 can operate with the new handset.

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

     We have also developed modifications of our standard equipment for other applications. We have provided modifications of our hardware and software encryption solutions to several large organizations which are evaluating our products in connection with their security requirements. We have supplied our USS-900AF automatic fax encryption product to a major U.S. defense contractor to secure its worldwide fax communication.

     We are also providing our DCS-1700 to several U.S. companies to encrypt the network data communication links between corporate servers, scanners, and printers contained in multi-functional products. In addition, we have supplied another company our encryption equipment to secure its executive teleconferencing system.

     There is continued interest in our encryption products by governments located in the Americas, Europe, Africa, Asia and the Middle East. Applications for these customers include voice, fax and data security using land-line and wireless phones. Product evaluations by these customers are usually thorough and take time to materialize into firm orders.

     Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. Since 1999 we have also generated cash flows from sales of our encryption products. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have also been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our flat panel video display products to potential purchasers for incorporation into their products. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options will be adequate to fund our operations at least through the end of the third quarter of fiscal 2007.

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

     Effective November 1, 2005, we adopted SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We recorded approximately $2,470,000 and $952,000 of stock-based compensation expense, related to stock options granted to employees and directors, for the nine-month and three-month periods ended July 31, 2006, respectively. Under the accounting method we followed prior to November 1, 2005, we did not record any stock-based compensation expense related to stock options granted to employees and directors for the nine-month and three-month periods ended July 31, 2005. If we had included the cost of employee stock option compensation in the financial statements for the nine-month and three-month periods ended July 31, 2005, our net loss would have increased by approximately $2,018,000 and $287,000, respectively, based on the fair value of the stock options granted to employees. See Note 2 to the Financial Statements for additional information.

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

RESULTS OF OPERATIONS
---------------------

Nine months ended July 31, 2006 compared with nine months ended July 31, 2005
-----------------------------------------------------------------------------

     Net Sales and Gross Profit

     Net Sales. Net sales increased by approximately $7,000 in the nine-month period ended July 31, 2006, to approximately $398,000, as compared to approximately $391,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The increase in net sales resulted from an increase in revenue from encryption services of approximately $35,000, offset by a reduction in unit sales of approximately $28,000. The revenue from encryption services in the current period resulted from engineering services in the amount of $95,000 billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

     Gross Profit. Gross profit from sales of encryption products and services increased by approximately $441,000 in the nine-month period ended July 31, 2006, to approximately $277,000, as compared to a loss of approximately $164,000 in the comparable prior-year period. The increase in gross profit is primarily the result of the provision for excess inventory due to changes in product requirements of $438,000 recorded in the prior-year period. Gross profit as a percent of net sales in the nine-month period ended July 31, 2006 was approximately 70%. Gross profit as a percent of net sales in the nine-month period ended July 31, 2005 is not meaningful due to the loss resulting from the inventory adjustment recorded during the period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.


     Research and Development Expenses

     Research and development expenses increased by approximately $1,858,000 in the nine-month period ended July 31, 2006, to approximately $3,583,000, from approximately $1,725,000 in the comparable prior-year period. The increase in research and development expenses was principally due to employee stock option compensation expense of approximately $1,711,000 in the current period compared to $-0- in the prior-year period, an increase in outside research and development expense of approximately $84,000 and an increase in patent related expenses of approximately $44,000. The employee stock option compensation expense included in our financial statements in the current period is a result of our adopting SFAS No. 123R, effective November 1, 2005.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by approximately $1,087,000 to approximately $2,514,000 in the nine-month period ended July 31, 2006, from approximately $1,427,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to employee stock option compensation expense of approximately $758,000 in the current period compared to $-0- in the prior-year period, an increase in professional fees of approximately $199,000, an increase in consulting expense of approximately $40,000 and an increase in employee compensation, other than stock option expense, and related costs of approximately $31,000. The employee stock option compensation expense included in our financial statements in the current period is a result of our adopting SFAS No. 123R, effective November 1, 2005.

     Interest Income

     Interest income was approximately $20,000 in the nine-month period ended July 31, 2006, compared to approximately $10,000 in the comparable prior-year period. The increase in interest income was principally the result of an increase in prevailing interest rates.

Three months ended July 31, 2006 compared with three months ended July 31, 2005
-------------------------------------------------------------------------------

     Net Sales and Gross Profit

     Net Sales. Net sales decreased by approximately $1,000 in the three-month period ended July 31, 2006, to approximately $131,000, as compared to approximately $132,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The decrease in net sales resulted from a decrease in revenue from encryption services of approximately $15,000, offset by an increase in unit sales of approximately $14,000. The revenue from encryption services in the current period resulted from engineering services in the amount of $45,000 billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

     Gross Profit. Gross profit from sales of encryption products and services increased by approximately $315,000 in the three-month period ended July 31, 2006, to approximately $92,000, as compared to a loss of approximately $223,000 in the comparable prior-year period. The increase in gross profit is primarily the result of the provision for excess inventory due to changes in product requirements of $313,000 recorded in the prior-year period. Gross profit as a percent of net sales in the three-month period ended July 31, 2006 was approximately 70%. Gross profit as a percent of net sales in the comparable prior-year period is not meaningful due to the loss recorded during the period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

     Research and Development Expenses

     Research and development expenses increased by approximately $827,000 in the three-month period ended July 31, 2006, to approximately $1,312,000, from approximately $485,000 in the comparable prior-year period. The increase in research and development expenses was principally due to employee stock option compensation expense of approximately $602,000 in the current period compared to $-0- in the prior-year period, an increase in employee compensation, other than stock option expense, and related costs of approximately $140,000, an increase in outside research and development expense of approximately $47,000 and an increase in patent related expenses of approximately $25,000. The employee stock option compensation expense included in our financial statements in the current period is a result of our adopting SFAS No. 123R, effective November 1, 2005.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by approximately $519,000 to approximately $934,000 in the three-month period ended July 31, 2006, from approximately $415,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to employee stock option compensation expense of approximately $350,000 in the current period compared to $-0- in the prior-year period, an increase in professional fees of approximately $36,000, an increase in employee compensation, other than stock option expense, and related costs of approximately $58,000 and an increase in consulting expense of approximately $71,000. The employee stock option compensation expense included in our financial statements in the current period is a result of our adopting SFAS No. 123R, effective November 1, 2005.

     Interest Income

     Interest income was approximately $7,000 in three-month period ended July 31, 2006, compared to approximately $4,000 in the comparable prior-year period. The increase in interest income was principally the result of an increase in prevailing interest rates.

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

     During the nine months ended July 31, 2006, our operating activities used approximately $1,496,000 in cash. This resulted from payments to suppliers, employees and consultants of approximately $1,921,000, which was offset by cash of approximately $404,000 received from collections of accounts receivable related to sales of encryption products and approximately $20,000 of interest income received. In addition, we received approximately $1,718,000 in cash upon the exercise of stock options and approximately $401,000 of proceeds from maturities of short-term investments consisting of certificates of deposit. We also acquired $398,000 of short-term investments consisting of certificates of deposit, invested $110,000 in Digital Security Info Co., Inc. common stock and purchased approximately $10,000 of equipment. As a result, our cash, cash equivalents, and short-term investments increased to approximately $1,009,000 at July 31, 2006 from approximately $907,000 at the end of fiscal 2005.

     Accounts receivable decreased by approximately $13,000 from approximately $32,000 at the end of fiscal 2005 to approximately $19,000 at July 31, 2006. The decrease in accounts receivable is a result of the timing of collections. Other receivables decreased by $12,000 from $30,000 at the end of fiscal 2005 to $18,000 at July 31, 2006. The decrease in other receivables is a result of our taking a provision for bad debts related to this receivable during the nine-month period ended July 31, 2006. Inventories decreased approximately

$104,000 from approximately $385,000 at October 31, 2005 to approximately $281,000 at July 31, 2006, primarily as a result of the timing of shipments and production schedules. Prepaid expenses and other current assets decreased by approximately $44,000 from approximately $80,000 at the end of fiscal 2005 to approximately $36,000 at July 31, 2006, as a result of the timing of payments. Accounts payable and accrued liabilities decreased by approximately $56,000 from approximately $348,000 at the end of fiscal 2005 to approximately $292,000 at July 31, 2006, as a result the timing of payments.

     As a result of these changes, working capital at July 31, 2006 decreased to approximately $1,072,000 from approximately $1,086,000 at the end of fiscal 2005.

     Our working capital includes inventory of approximately $281,000 at July 31, 2006. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

     During the nine-month periods ended July 31, 2006 and 2005, we issued 1,695,050 shares and 2,417,715 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan and 2000 Share Plan. We recorded compensation expense for the nine-month periods ended July 31, 2006 and 2005 of approximately $1,342,000 and $1,453,000, respectively, and for the three-month periods ended July 31, 2006 and 2005 of approximately $583,000 and $443,000, respectively, for the shares of common stock issued to employees. In addition, during the nine-month periods ended July 31, 2006 and 2005, we issued 293,360 shares and 45,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the nine-month periods ended July 31, 2006 and 2005 of approximately $245,000 and $30,000, respectively, and for the three-month periods ended July 31, 2006 and 2005 of approximately $35,000 and $7,000, respectively, for the shares of common stock issued to consultants. During the nine-month period ended July 31, 2006, we acquired a minority interest in DISC, a privately held corporation, in part by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. During the nine-month period ended July 31, 2005, we also issued 179,000 shares of unregistered common stock to settle a liability of approximately $115,000.

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

     We believe that our existing cash, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and Displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2007. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the third quarter of fiscal 2007. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that funds will be available to us from debt or equity financings or that, if available; we will be able to obtain such funds on favorable terms and conditions. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

     We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have also begun to market our Display by demonstrating it at flat panel display exhibitions and we are presently involved in discussions with potential customers and licensees. During the nine months ended July 31, 2006, we have recognized revenue from sales of encryption products and services of approximately $398,000.

     The following table presents our expected cash requirements for contractual obligations outstanding as of July 31, 2006:

                                          Payments Due by Period
                                          ----------------------

                           Less
Contractual                than         1-3         4-5             After
Obligations              1 year        years       years           5 years         Total
-----------------      ----------   ----------   ---------     -----------    -------------
Consulting
Agreement              $ 174,000            -         -                -        $ 174,000

Noncancelable
Operating Leases       $ 266,000    $ 366,000         -                -        $ 632,000
                       ----------   ----------   ---------     -----------    -------------
Total Contractual
Cash Obligations       $ 440,000    $ 366,000         -                -        $ 806,000
                       ==========   ==========   =========     ===========    =============

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

     We have had net losses and negative cash flows from operations in each year since our inception and in the nine months ended July 31, 2006, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat Display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through July 31, 2006. We have set forth below our net losses, research and development expenses and net cash used in operations for the nine-month periods ended July 31, 2006 and 2005, and for the fiscal years ended October 31, 2005 and 2004:

                                                    (Unaudited)
                                                 Nine Months Ended             Fiscal Years Ended
                                                     July 31,                      October 31,
                                           ---------------------------    ---------------------------
                                               2006            2005            2005           2004
                                           -----------     -----------    -----------     -----------
Net loss                                   $ 5,799,711     $ 3,305,542    $ 4,451,257     $ 3,360,655
Research and development expenses          $ 3,582,867     $ 1,725,197    $ 2,266,911     $ 2,164,427
Net cash used in operations                $ 1,496,300     $ 1,295,510    $ 1,720,332     $ 1,205,122

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

     We believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and Displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2007. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the third quarter of fiscal 2007. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available; we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

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

     There was no change in our internal control over financial reporting during the quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6. Exhibits.
        ---------

              31.1   Certification of Chief Executive Officer, pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002, dated September 11, 2006.

              31.2   Certification of Chief Financial Officer, pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002, dated September 11, 2006.

              32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 11, 2006.

              32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 11, 2006.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COPYTELE, INC.


                                              By: /s/ Denis A. Krusos
                                                  ------------------------------
                                              Denis A. Krusos
                                              Chairman of the Board and
                                              Chief Executive Officer
September 11, 2006                            (Principal Executive Officer)



                                              By: /s/ Henry P. Herms
                                                  ------------------------------
                                              Henry P. Herms
                                              Vice President - Finance and
                                              Chief Financial Officer (Principal
September 11, 2006                            Financial and Accounting Officer)