Form 10-K
period 2006-10-31
COPYTELE INC
filed 2007-01-16
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2006
                                                          or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 0-11254
--------------------------------------------------------------------------------
                                 COPYTELE, INC.
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                 11-2622630
-----------------------------------------   ------------------------------------
     (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
   of Incorporation or Organization)
--------------------------------------------------------------------------------
                              900 Walt Whitman Road
                               Melville, NY 11747
                                 (631) 549-5900
               (Address, Including Zip Code, and Telephone Number,
       Including Area Code, of Registrant's Principal Executive Offices)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [_]  Accelerated filer [x]  Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 28, 2006 (the last business day of the registrant's most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant's Common Stock on the Over-the-Counter Bulletin Board on such date ($0.80):
$74,212,833

On January 9, 2007, the registrant had outstanding 101,398,510 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.
================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

Item 1.           Business.

                  Forward-Looking Statements

                  Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under "Item 1A. - Risk Factors" below. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

Overview

                  Our principal operations are the development, production and marketing of a thin, flat low-voltage phosphor display (our "LVNDTM display") and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

         LVNDTM Display

                  In fiscal 2006, we continued to develop our LVNDTM display technology. Our LVNDTM display incorporates a proprietary thin film technology
(TFT)-based pixel matrix electron control system ("PMECS") that can operate with virtually any electron emission system. We use different types of proprietary electron emission systems, including carbon nanotubes, both reflective and non-reflective planar edge, and thin films. The different emission systems are suitable for different display application requirements. Our LVNDTM displays incorporating PMECS consist of two thin glass substrates. Using our unique rapid low temperature and low profile vacuum technology, we create a vacuum between the substrates and seal them. The PMECS, which is located on one of the substrates, is being exclusively produced for us by an Asian company utilizing its mass production TFT LCD (liquid crystal display) facilities. We have demonstrated our LVNDTM display technology by exhibiting it at display symposiums and through private demonstrations to potentially interested companies. We have presented the LVNDTM display's capabilities and features by showing TV programs and movies from DVD players.

                  We have continued to develop a variation of our LVND(TM) display utilizing carbon nanotubes and proprietary low voltage color phosphors. We have developed engineering models which demonstrate the display's ability to show images from computers by controlling the brightness of selected individual pixels utilizing our carbon nanotube display technology. The carbon nanotubes, which are being supplied to us by a U.S. company, require a low voltage for electron emission and are extremely small - approximately 10,000 times thinner than the width of a human hair. The 5.5 inch (diagonal) display we developed has 960 x 234 pixels and utilizes a new memory-based active matrix thin film technology (AMTFT) with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located approximately 10 microns (1/10th of a human hair) from the pixels. As a result, each pixel phosphor brightness is controlled using a maximum of only 40 volts. The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology. The carbon nanotube election emission display technology utilizes the same TFT color matrix structures as the thin film electron emission technology.

                  Some other characteristics of our LVND(TM) display technology are as follows:

     o We have developed a proprietary system which allows us to evacuate our display; to rapidly vacuum seal it at a low temperature to accommodate the TFT matrix; and to create lithographic type spacers to assemble our LVNDTM display utilizing only 0.7mm glass. We thus obtain a display thickness of approximately 1/16th of an inch, thinner than LCD and PDP (plasma) displays.

     o The display matrix, carbon nanotubes, phosphors, and drivers are all on one substrate. A second substrate is utilized only to allow a vacuum to be created within the display.

     o Our display is able to select and change the brightness of each individual pixel within the AMTFT, requiring only 40 volts on each pixel phosphor to change the brightness from black to white. This compares to thousands of volts required for other video phosphor based displays, which leads to inherent breakdowns and short life.

     o Our LVNDTM display has no backlight. Because power is only consumed when a pixel is turned on, low power is needed to activate the whole display. The display requires less than 1/5th the power required by an LCD. This low power consumption could potentially allow use of rechargeable batteries to operate TV products for wireless applications and extend the battery operation time for portable devices.

     o The same basic display technology could potentially be utilized in various size applications, from hand-held to TV size displays.

     o Our proprietary AMTFT matrix structure can be produced utilizing existing mass production TFT LCD facilities.

     o Our display eliminates display flicker by having memory in each pixel and eliminates pixel cross-talk.

     o Our display has an approximately 1,000 times faster video response time than an LCD, and matches the response time of a cathode ray tube
          (CRT).

     o Our display can be viewed with high contrast over approximately a 180 degree viewing angle, in both the horizontal and vertical directions, which exceeds the viewing angle of LCDs.

     o Also like CRTs, our display is capable of operating over a temperature range (-40(degree)C to 85(degree)C) which exceeds the range over which LCDs can operate, especially under cold temperature conditions.

                  We believe our LVNDTM displays could potentially have a cost similar to a CRT and thus less than current LCD or PDP displays (our display does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD). We are continuing to optimize our LVND(TM) display technology performance including its reliability, size and potential cost.

                  We are discussing our technology and business arrangements with several companies that have expressed a desire to either produce portions of our display or license our display for use in conjunction with their products. Our Asian supplier has supplied us with 5.5 inch (diagonal) TFT color matrix structures with 960 X 234 pixels which incorporate PMECS. We are now producing, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for more than nine years, LVNDTM displays using these structures in combination with our proprietary thin film electron emission technology. We are working with Volga to perform acceptance tests on our 5.5 inch (diagonal) display utilizing thin film electron emitters, based on requests from car and truck producers in Russia for navigational and informational purposes.

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

         Encryption Products and Technology

                  Over the past year, we have directed our marketing efforts toward both the government and commercial security markets. Our government market has been primarily handled by Boeing and its large distributors of the Thuraya satellite phones. As a result, we have our security products operating over the Thuraya network in the Middle East, Europe, and Africa. Thuraya is scheduled to start providing, early next year, satellite service to the Far East, which could potentially create larger marketing opportunities for our encryption products. Our security products for the Thuraya network are being used by government agencies, the military and domestic and international non-governmental organizations (NGOs).

                  We have supplied USS-900, DCS-1400, and DCS-1200 products to major Thuraya distributors for use by government agencies and NGOs in Middle Eastern, European and African countries. We are hopeful that these recent developments will lead to larger commitments for our security products. In addition, we have supplied our USS-900AF automatic fax encryption product to a major U.S. defense contractor to secure its worldwide fax communications and have supplied our encryption solution to a major U.S. company to secure its executive teleconferencing system.

                  We have an agreement with Boeing under which Boeing is the exclusive distributor of our DCS-1400D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products. Boeing now distributes 13 of our products. Boeing sells these products under the brand name of Thuraya. We have also developed for Boeing a voice product to operate over the Thuraya network having a higher level of security.

                  We are cooperating with Asia Pacific Satellite Industries ("APSI"), the supplier of the next generation voice and data handsets for the Thuraya network, and with Boeing to integrate our encryption solution into APSI's handset. As a first step, we have received samples of the next generation satellite telephone from APSI and have designed an interconnect cable that offers compatibility between the new phone and our current DCS-1200, DCS-1400 and USS-900T models. This solution has been tested by APSI, and is currently under field testing by Boeing. We believe that the same interconnect cable will provide compatibility with APSI's next generation cellular/satellite phone that will be released shortly.

                  We also plan to develop, together with APSI and Boeing, a small voice-only encryption device that will directly connect to the satellite phone, offering simplified operation in a highly convenient package.

                  In connection with Boeing becoming the exclusive distributor of certain of our products, Boeing authorized us to use its name on our website. Accordingly, customers desiring to purchase these encryption products can find authorized Boeing sales information on the "Encryption Products" page of our website or on the Thuraya website at http://www.thuraya.com/content/thuraya-products-boe.html. In May 2006, Boeing demonstrated our encryption products to Thuraya service providers at the annual Service Providers Conference.

                  Our encryption products also can be used to encrypt data over the Globalstar network. Globalstar provides satellite voice and data service throughout a world-wide coverage area. Our DCS-1200 and DCS-1400 encryption devices are included on the Globalstar webpage, http://www.globalstarusa.com/en/products /encryption.php.

                  We have developed a prototype hardware device to encrypt Short Message Service ("SMS"), an inexpensive text message communication protocol that is used in many cellular and satellite phones and networks. We currently plan to utilize this encryption solution in conjunction with the Thuraya handsets, but it can be used for data communications across other platforms as well.

                  Our products provide secure communications with many different satellite phones, including the Thuraya 7100/7101 handheld terminal ("HHT"), Globalstar GSP-1600 HHT, Telit SAT-550/600 HHT, Globalstar GSP-2800/2900 fixed phone, Iridium 9500/9505/9505A HHT, Inmarsat M4 and Mini "M" HHT units from Thrane & Thrane and Nera. Through the use of our products, encrypted satellite communications are available for many Thuraya docking units, including Teknobil's Next Thuraya Docker, Thuraya's Fixed Docking Adapter, APSI's FDU-2500 Fixed Docking Unit, and Sattrans's SAT-OFFICE Fixed Docking Unit and SAT-VDA Hands-Free Car Kit.

                  We are continuing to pursue commercial security opportunities created by the Health Insurance Portability and Accountability Act ("HIPAA"), the Sarbanes-Oxley Act, the Gramm-Leach-Bliley Act and other corporate governance requirements.

                  The TCP/IP encryption provided by our DCS-1700 is being evaluated by firms that require secure data communications when using multifunctional office products. The DCS-1700 secures the network or internet connection between the multifunctional product and a corporate server, protecting sensitive information during its transmission from origin to destination.

                  A new DCS-1700 application that we are co-developing with another organization is to provide encrypted TCP/IP communications between computers and backup servers. The easy-to-use turnkey product could be utilized by large organizations to facilitate the turnover of a computer from one employee to another, or to upgrade the software on an employee's computer. The automated system allows sensitive information, such as program license keys and user databases, to be protected over the network or internet connections to the controlling server.

                  We are investigating additional DCS-1700 applications in the automobile industry. An interactive customer-friendly electronic selling device is being designed by a company to help business managers monitor the automobile sales process. CopyTele's encryption technology could help keep the customer's financial information secure while the sales records are stored at the dealership and during the sales process.

                  In February 2006, we licensed to Digital Info Security Co., Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's secure e-mail services. DISC is now test marketing this system. The system, our DCS-2200, is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. DISC is adding our e-mail encryption system to their suite of management products and services, which includes e-mail compliance and archiving, remote backup and recovery, and Spam and antivirus protection functions.

                  The CopyTele DCS-2200 e-mail system consists of an encryption/decryption module, which is used within Microsoft Outlook(R) to transparently encrypt and decrypt e-mails at the source or destination, and an e-mail server, which receives clear text or encrypted e-mail communication, archives a copy and re-encrypts it for forwarding to the recipient. Archive copies are saved in accordance with the tracking and monitoring requirements of the Sarbanes-Oxley Act and Gramm-Leach-Bliley Act as well as other regulatory requirements. In furtherance of the relationship between us and DISC, we exchanged 100,000 shares of our common stock for 5,000,000 shares of DISC's common stock in February 2006. Since then, we have purchased an additional 7,200,000 shares of DISC's common stock and exchanged an additional 300,000 shares of our common stock for an additional 5,000,000 shares of DISC's common stock. As of January 9, 2007 we own approximately 14 percent of the outstanding common stock of DISC.

                  We are continuing to seek patents to protect our encryption technologies. We recently received a patent for a system to provide additional security for information sent over any communication network.

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

New Technologies Under Development

         LVNDTM Display Technology

                  We are continuing to pursue our efforts to develop new technologies for our color and monochrome LVNDTM displays. In particular we are optimizing our carbon nanotube LVNDTM display technology, which incorporates our proprietary low voltage and low power carbon nanotube electron emission system as part of PMECS. We are also utilizing our E-Paper(TM) technology in connection with development of our PMECS incorporating our carbon nanotube electron emission technology. There can be no assurance that we can mass produce our LVNDTM displays using our PMECS and carbon nanotube technology.

         Encryption Technology

                  We are continually engaged in the development of additional capabilities for our current product lines as well as the development of new products to meet current and anticipated customer applications.

                  We are further developing an encryption solution to secure data links among corporate servers and scanners, include to secure data backup, to meet HIPAA, Sabanes-Oxley, Gramm-Leach-Bliley, and other corporate government requirements. We are also developing an encryption system to secure e-mail services. In February 2006, we licensed to DISC an encryption system that integrates our encryption technology into DISC's secure e-mail services. DISC is now test marketing this system. The system, our DCS-2200, is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. DISC is adding our e-mail encryption system to their suite of management products and services, which includes e-mail compliance and archiving, remote backup and recovery, and SPAM and antivirus protection functions.

                  We developed and have produced a prototype of an encryption product to encrypt the next generation voice and data handset over the Thuraya network.

Production

         Flat Panel Video Display Products

                  We are producing models, with the assistance of Volga, of both color and monochrome LVNDTM displays using the 5.5 inch (diagonal) TFT color matrix structures with 960 x 234 pixels which incorporate PMECS supplied to us by our Asian supplier. The displays also incorporate our hardware and software to generate color and monochrome information on our displays. Volga is performing acceptance tests on our 5.5 inch (diagonal) display utilizing thin film electron emitters based on requests from car and truck producers in Russia for navigation and information purposes. We are discussing our technology with several companies that have expressed a desire to either produce portions of our display or license our display for use in conjunction with their products.

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

Marketing and Sales

         Flat Panel Video Display Products

                  We are continuing to pursue marketing and licensing opportunities for our display technology, however to date we have not had any revenue from sales or licensing of our LVNDTM display. We have utilized models of our 5.5 inch (diagonal) color and monochrome displays to demonstrate the capabilities of our display and its advantages over LCD, Plasma and CRT displays.

                  We have displayed our LVNDTM display at exhibitions. In June 2006, we exhibited our Flat Panel LVNDTM display to personnel from more than one hundred companies and government agencies at the Society for Information Display International Symposium, Seminar and Exhibition, the premier international gathering of scientists, engineers, manufacturers and users for the discussion, presentation, viewing and exhibiting of information display technology.

                  We are discussing our technology and business arrangements with several companies that have expressed a desire to either produce portions of our display or license our display for use in conjunction with their products.

                  We have continued to work with Volga to produce and supply both our monochrome and color LVNDTM displays to a Russian customer that provides informational modules to vehicles, for the customer's evaluation.

         Encryption Products

                  During the past year we have continued to direct our marketing efforts to participate in the security opportunities created by the U.S. Department of Homeland Security, the Defense Department, and the enactment of laws such as HIPAA, the Sarbanes-Oxley Act, and Gramm-Leach-Bliley Act, which mandate that government and private sector firms provide higher levels of information privacy and security. For example, HIPAA requires certain privacy protection for medical records and other health care information for individuals. We are working with three companies on applications involving our encryption technology that offer simple, straight-forward compliance measures for these laws and we have agreements with several large companies to provide them with both our hardware and software solutions to meet their security requirements. We have licensed to DISC an encryption system that integrates our encryption technology into DISC's secure e-mail services. DISC is now test marketing this system.

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

Customers

                  During fiscal 2006, we recognized approximately $204,000 in net sales from GloCall Middle East FZE, a subsidiary of France Telecom Mobile Satellite Communications and a Thuraya service provider, approximately 40% of our total net sales. During fiscal 2005, we recognized approximately $339,000 in net sales from The Boeing Company, approximately 77% of our total net sales. During fiscal 2004 we recognized approximately $300,000 in net sales from The Boeing Company, or approximately 61% of total net sales, and approximately $93,000 in net sales from Outfitter Satellite, Inc., or approximately 19% of total net sales. All of such sales were in our Encryption Products and Services Segment.

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

Patents

                  We have received patents from the United States and certain foreign patent offices, expiring at various dates between 2007 and 2022. We have also filed or are planning to file patent applications for our LVNDTM display technologies, including our PMECS and nanotube technologies, and for our encryption technologies.

                  We have received from the U.S. patent office patents for six variations of our video display technology. We have also received patents related to the design, structure and method of construction of the E-Paper(TM) flat panel display, methods of operating the display, particle generation, applications using the E-Paper(TM) flat panel display, and for our solid state and thin film video color display. In addition, three of our patent applications describing our display technology have recently been published.

                  We have received from the U.S. patent office four patents related to our encryption technology. Two other of our patent applications describing our fax, voice and data encryption over satellite and cellular communication networks have recently been published.

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

Research and Development

                  Research and development expenses were approximately $4,614,000, $2,267,000, and $2,164,000 for the fiscal years ended October 31,
2006, 2005 and 2004, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our Financial Statements.

Employees and Consultants

                  We had 21 full-time and 1 part-time employees and 9 consultants as of October 31, 2006. Eighteen of these individuals, including our Chairman of the Board and Chief Executive Office and our President, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Five individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us. None of our employees is represented by a labor organization or union.

Financial Information About Segments and Geographical Areas

                  See our Financial Statements

Item 1A. Risk Factors.

                  Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

o We have experienced significant net losses and negative cash flows from operations and they may continue.

         We have had net losses and negative cash flows from operations in each year since our inception, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through October 31, 2006. We have set forth below our net losses, research and development expenses and net cash used in operations for the three fiscal years ended October 31, 2006:

                                           Fiscal Years Ended October 31,
                                     -------------------------------------------
                                         2006           2005           2004
                                     -------------  -------------  -------------
Net loss                               $7,600,901     $4,451,257     $3,360,655
Research and development expenses       4,614,300      2,266,911      2,164,427
Net cash used in operations             1,847,108      1,720,332      1,205,122


o We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders, and our auditors have issued a "going concern" audit opinion.

                  We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products. The auditor's report on our financial statements as of October 31, 2006 states that the net loss incurred during the year ended October 31, 2006, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the years ended October 31, 2005 and 2004 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

                  We believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2008. We anticipate that, thereafter, we will require additional funds to continue marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2008. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings or that, if available; we will be able to obtain such funds on favorable terms and conditions. We currently have no arrangements with respect to additional financing. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

o We may not generate sufficient revenue to support our operations in the future or to generate profits.

                  We are engaged in two principal operations: (i) the development, production and marketing of our LVNDTM display and (ii) the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media. We have only recently started to produce color and monochrome versions of our display and to date, we have not had any revenue from sales or licensing of our display. Our encryption products are only in their initial stages of commercial production. Our investments in research and development are considerable. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

     o Our ability to successfully market our line of LVNDTM displays and encryption products.

     o The capability of Volga to produce color and monochrome LVNDTM displays and supply them to us.

     o Our ability to enter into arrangements with other companies to produce and market our LVNDTM displays.

     o Our production capabilities and those of our suppliers as required for the production of our encryption products.

     o    Long-term performance of our products.

     o The capability of our dealers and distributors to adequately service our encryption products.

     o Our ability to maintain an acceptable pricing level to end-users for both our encryption and display products.

     o    The ability of suppliers to meet our requirements and schedule.

     o    Our  ability  to   successfully   develop  other  new  products  under
          development.

     o    Rapidly changing consumer preferences.

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

                  Our future success is dependent on our ability to hire, retain and motivate highly qualified personnel. In particular, our success depends on the continued efforts of our Chief Executive Officer, Denis A. Krusos, and our President, Frank J. DiSanto, who founded our company in 1982 and are engaged in the management and operations of our business, including all aspects of the development, production and marketing of our encryption products and flat panel display technology. In addition, Messrs. Krusos and DiSanto, as well as our other skilled management and technical personnel, are important to our future business and financial arrangements. We do not have employment agreements with, nor do we maintain "key person" life insurance on, either Mr. Krusos or Mr. DiSanto. The loss of the services of any such persons could have a material adverse effect on our business and operating results.

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

Item 1B. Unresolved Staff Comments.

                  None.

Item 2.           Properties.

                  We lease approximately 12,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease that expires November 30, 2008. Our base rent is approximately $261,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. This lease does not contain provisions for its renewal and management will continue to evaluate the future adequacy of this facility. We anticipate securing a lease renewal for this facility at the end of the lease term if we determine to remain there. See Note 10 to our Financial Statements.

                  We believe that the facilities described above are adequate for our current requirements.

Item 3.           Legal Proceedings.

                  We are not a party to any material pending legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  At our Annual Meeting of Stockholders, held on October 31, 2006, four directors were elected and the selection of Grant Thornton LLP, independent registered public accountants, as our independent auditors for the fiscal year ending October 31, 2006 was ratified. The following is a tabulation of the voting with respect to the foregoing matters:

          (a) Election of Directors:

                   Nominee                      For                  Withheld
                   -------                      ---                  --------

               Denis A. Krusos                86,690,952             3,126,688
               Frank J.  DiSanto              87,354,163             2,463,477
               Henry P. Herms                 87,510,607             2,307,033
               George P.  Larounis            87,497,607             2,320,033

         (b) Ratification of selection of Grant Thornton LLP as independent auditors for the fiscal year ending October 31, 2006:

                      For                     Against                 Abstain
                      ---                     -------                 -------

                  89,113,989                  428,306                 275,344

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                  Our common stock is traded on the Over-the-Counter Bulletin Board, under the symbol "COPY". The high and low sales prices as reported by the Over-the-Counter Bulletin Board for each quarterly fiscal period during our fiscal years ended October 31, 2005 and 2006 have been as follows:

--------------------------------------------------------------------------------
             Fiscal Period                      High                      Low
--------------------------------------------------------------------------------
            1st quarter 2005                    $1.08                    $0.72
            2nd quarter 2005                     0.77                     0.43
            3rd quarter 2005                     0.67                     0.35
            4th quarter 2005                     0.68                     0.44
--------------------------------------------------------------------------------
            1st quarter 2006                     1.06                     0.52
            2nd quarter 2006                     1.09                     0.73
            3rd quarter 2006                     1.00                     0.62
            4th quarter 2006                    $0.70                    $0.51
--------------------------------------------------------------------------------

                  As of January 9, 2006, the approximate number of record holders of our common stock was 1,354 and the closing price of our common stock was $0.92 per share.

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

                             As of and for the years ended October 31,
                    ------------------------------------------------------------
                           2006        2005        2004        2003        2002
--------------------------------------------------------------------------------
Revenue -
  Net Sales         $   508,651 $   439,785 $   494,462 $   244,221 $   645,027
  Collaborative
   agreement                  -           -           -           -   4,541,667
                    ------------------------------------------------------------
    Total revenue       508,651     439,785     494,462     244,221   5,186,694
--------------------------------------------------------------------------------
Cost of revenue -
  Cost of goods and
   services sold        156,446     132,966     176,112     123,140     327,056
  Provision for
   excess inventory           -     586,662           -      52,804     100,000
  Collaborative
   agreement                  -           -           -           -   1,444,002
                    ------------------------------------------------------------
    Total cost of
     revenue            156,446     719,628     176,112     175,944   1,871,058
--------------------------------------------------------------------------------
Gross Profit (Loss)     352,205    (279,843)    318,350      68,277   3,315,636
--------------------------------------------------------------------------------
Research and
 Development
 Expenses             4,614,300   2,266,911   2,164,427   1,807,742   1,625,974
--------------------------------------------------------------------------------
Selling, General and
 Administrative
 Expenses             3,365,521   1,919,010   1,518,911   1,379,614   2,177,608
--------------------------------------------------------------------------------
Impairment Loss on
 Commercial Trade
 Barter Credits               -           -           -           -   2,820,800
--------------------------------------------------------------------------------
Interest Income          26,715      14,507       4,333       4,668      23,506
--------------------------------------------------------------------------------
Net Loss             (7,600,901) (4,451,257) (3,360,655) (3,114,411) (3,285,240)
--------------------------------------------------------------------------------
Net Loss Per Share
 of Common Stock -
 Basic and Diluted        ($.08)      ($.05)      ($.04)      ($.04)      ($.05)
--------------------------------------------------------------------------------
Total Assets          1,863,629   1,466,253   2,316,050   2,330,491   2,731,509
--------------------------------------------------------------------------------
Long Term
 Obligations                  -           -           -           -           -
--------------------------------------------------------------------------------
Shareholders' Equity  1,281,841   1,118,023   1,872,930   1,988,206   2,317,490
--------------------------------------------------------------------------------
Cash Dividends Per
 Share of Common
 Stock                        -           -           -           -           -
--------------------------------------------------------------------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

                  Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under the heading "Item 1A. Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

General

                  Our principal operations are the development, production and marketing of a thin, flat low-voltage phosphor display (our "LVNDTM display") and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

                  In fiscal 2006, we continued to develop our LVNDTM display technology. Our LVNDTM display incorporates a proprietary thin film technology
(TFT)-based pixel matrix electron control system ("PMECS") that can operate with virtually any electron emission system. We use different types of proprietary electron emission systems, including carbon nanotubes, both reflective and non-reflective planar edge, and thin films. The different emission systems are suitable for different display application requirements. Our LVNDTM displays incorporating PMECS consist of two thin glass substrates. Using our unique rapid low temperature and low profile vacuum technology, we create a vacuum between the substrates and seal them. The PMECS, which is located on one of the substrates, is being exclusively produced for us by an Asian company utilizing its mass production TFT LCD (liquid crystal display) facilities. We have demonstrated our LVNDTM display technology by exhibiting it at display symposiums and through private demonstrations to potentially interested companies. We have presented the LVNDTM display's capabilities and features by showing TV programs and movies from DVD players.

                  We have continued to develop a variation of our LVND(TM) display utilizing carbon nanotubes and proprietary low voltage color phosphors. We have developed engineering models which demonstrate the display's ability to show images from computers by controlling the brightness of selected individual pixels utilizing our carbon nanotube display technology. The carbon nanotubes, which are being supplied to us by a U.S. company, require a low voltage for electron emission and are extremely small - approximately 10,000 times thinner than the width of a human hair. The 5.5 inch (diagonal) display we developed has 960 x 234 pixels and utilizes a new memory-based active matrix thin film technology (AMTFT) with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located approximately 10 microns (1/10th of a human hair) from the pixels. As a result, each pixel phosphor brightness is controlled using a maximum of only 40 volts. The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology. The carbon nanotube election emission display technology utilizes the same TFT color matrix structures as the thin film electron emission technology.

                  Some other characteristics of our LVND(TM) display technology are as follows:

     o We have developed a proprietary system which allows us to evacuate our display; to rapidly vacuum seal it at a low temperature to accommodate the TFT matrix; and to create lithographic type spacers to assemble our LVNDTM display utilizing only 0.7mm glass. We thus obtain a display thickness of approximately 1/16th of an inch, thinner than LCD and PDP (plasma) displays.

     o The display matrix, carbon nanotubes, phosphors, and drivers are all on one substrate. A second substrate is utilized only to allow a vacuum to be created within the display.

     o Our display is able to select and change the brightness of each individual pixel within the AMTFT, requiring only 40 volts on each pixel phosphor to change the brightness from black to white. This compares to thousands of volts required for other video phosphor based displays, which leads to inherent breakdowns and short life.

     o Our LVNDTM display has no backlight. Because power is only consumed when a pixel is turned on, low power is needed to activate the whole display. The display requires less than 1/5th the power required by an LCD. This low power consumption could potentially allow use of rechargeable batteries to operate TV products for wireless applications and extend the battery operation time for portable devices.

     o The same basic display technology could potentially be utilized in various size applications, from hand-held to TV size displays.

     o Our proprietary AMTFT matrix structure can be produced utilizing existing mass production TFT LCD facilities.

     o Our display eliminates display flicker by having memory in each pixel and eliminates pixel cross-talk.

     o Our display has an approximately 1,000 times faster video response time than an LCD, and matches the response time of a cathode ray tube
          (CRT).

     o Our display can be viewed with high contrast over approximately a 180 degree viewing angle, in both the horizontal and vertical directions, which exceeds the viewing angle of LCDs.

     o Also like CRTs, our display is capable of operating over a temperature range (-40(degree)C to 85(degree)C) which exceeds the range over which LCDs can operate, especially under cold temperature conditions.

                  We believe our LVNDTM displays could potentially have a cost similar to a CRT and thus less than current LCD or PDP displays (our display does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD). We are continuing to optimize our LVND(TM) display technology performance including its reliability, size and potential cost.

                  We are discussing our technology and business arrangements with several companies that have expressed a desire to either produce portions of our display or license our display for use in conjunction with their products. Our Asian supplier has supplied us with 5.5 inch (diagonal) TFT color matrix structures with 960 X 234 pixels which incorporate PMECS. We are now producing, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for more than nine years, LVNDTM displays using these structures in combination with our proprietary thin film electron emission technology. We are working with Volga to perform acceptance tests on our 5.5 inch (diagonal) display utilizing thin film electron emitters, based on requests from car and truck producers in Russia for navigational and informational purposes.

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

                  Over the past year, we have directed our encryption marketing efforts toward both the government and commercial security markets. Our government market has been primarily handled by Boeing and its large distributors of the Thuraya satellite phones. As a result, we have our security products operating over the Thuraya network in the Middle East, Europe, and Africa. Thuraya is scheduled to start providing, early next year, satellite service to the Far East, which could potentially create larger marketing opportunities for our encryption products. Our security products for the Thuraya network are being used by government agencies, the military and domestic and international non-governmental organizations (NGOs).

                  We have supplied USS-900, DCS-1400, and DCS-1200 products to major Thuraya distributors for use by government agencies and NGOs in Middle Eastern, European and African countries. We are hopeful that these recent developments will lead to larger commitments for our security products. In addition, we have supplied our USS-900AF automatic fax encryption product to a major U.S. defense contractor to secure its worldwide fax communications and have supplied our encryption solution to a major U.S. company to secure its executive teleconferencing system.

                  We have an agreement with Boeing under which Boeing is the exclusive distributor of our DCS-1400D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products. Boeing now distributes 13 of our products. Boeing sells these products under the brand name of Thuraya. We have also developed for Boeing a voice product to operate over the Thuraya network having a higher level of security.

                  We are cooperating with Asia Pacific Satellite Industries ("APSI"), the supplier of the next generation voice and data handsets for the Thuraya network, and with Boeing to integrate our encryption solution into APSI's handset. As a first step, we have received samples of the next generation satellite telephone from APSI and have designed an interconnect cable that offers compatibility between the new phone and our current DCS-1200, DCS-1400 and USS-900T models. This solution has been tested by APSI, and is currently under field testing by Boeing. We believe that the same interconnect cable will provide compatibility with APSI's next generation cellular/satellite phone that will be released shortly.

                  We also plan to develop, together with APSI and Boeing, a small voice-only encryption device that will directly connect to the satellite phone, offering simplified operation in a highly convenient package.

                  In connection with Boeing becoming the exclusive distributor of certain of our products, Boeing authorized us to use its name on our website. Accordingly, customers desiring to purchase these encryption products can find authorized Boeing sales information on the "Encryption Products" page of our website or on the Thuraya website at http://www.thuraya.com/content/thuraya-products-boe.html. In May 2006, Boeing demonstrated our encryption products to Thuraya service providers at the annual Service Providers Conference.

                  Our encryption products also can be used to encrypt data over the Globalstar network. Globalstar provides satellite voice and data service throughout a world-wide coverage area. Our DCS-1200 and DCS-1400 encryption devices are included on the Globalstar webpage, http://www.globalstarusa.com/en/products /encryption.php.

                  We have developed a prototype hardware device to encrypt Short Message Service ("SMS"), an inexpensive text message communication protocol that is used in many cellular and satellite phones and networks. We currently plan to utilize this encryption solution in conjunction with the Thuraya handsets, but it can be used for data communications across other platforms as well.

                  Our products provide secure communications with many different satellite phones, including the Thuraya 7100/7101 handheld terminal ("HHT"), Globalstar GSP-1600 HHT, Telit SAT-550/600 HHT, Globalstar GSP-2800/2900 fixed phone, Iridium 9500/9505/9505A HHT, Inmarsat M4 and Mini "M" HHT units from

Thrane & Thrane and Nera. Through the use of our products, encrypted satellite communications are available for many Thuraya docking units, including Teknobil's Next Thuraya Docker, Thuraya's Fixed Docking Adapter, APSI's FDU-2500 Fixed Docking Unit, and Sattrans's SAT-OFFICE Fixed Docking Unit and SAT-VDA Hands-Free Car Kit.

                  We are continuing to pursue commercial security opportunities created by the Health Insurance Portability and Accountability Act ("HIPAA"), the Sarbanes-Oxley Act, the Gramm-Leach-Bliley Act and other corporate governance requirements.

                  The TCP/IP encryption provided by our DCS-1700 is being evaluated by firms that require secure data communications when using multifunctional office products. The DCS-1700 secures the network or internet connection between the multifunctional product and a corporate server, protecting sensitive information during its transmission from origin to destination.

                  A new DCS-1700 application that we are co-developing with another organization is to provide encrypted TCP/IP communications between computers and backup servers. The easy-to-use turnkey product could be utilized by large organizations to facilitate the turnover of a computer from one employee to another, or to upgrade the software on an employee's computer. The automated system allows sensitive information, such as program license keys and user databases, to be protected over the network or internet connections to the controlling server.

                  We are investigating additional DCS-1700 applications in the automobile industry. An interactive customer-friendly electronic selling device is being designed by a company to help business managers monitor the automobile sales process. CopyTele's encryption technology could help keep the customer's financial information secure while the sales records are stored at the dealership and during the sales process.

                  In February 2006, we licensed to Digital Info Security Co., Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's secure e-mail services. DISC is now test marketing this system. The system, our DCS-2200, is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. DISC is adding our e-mail encryption system to their suite of management products and services, which includes e-mail compliance and archiving, remote backup and recovery, and Spam and antivirus protection functions.

                  The CopyTele DCS-2200 e-mail system consists of an encryption/decryption module, which is used within Microsoft Outlook(R) to transparently encrypt and decrypt e-mails at the source or destination, and an e-mail server, which receives clear text or encrypted e-mail communication, archives a copy and re-encrypts it for forwarding to the recipient. Archive copies are saved in accordance with the tracking and monitoring requirements of the Sarbanes-Oxley Act and Gramm-Leach-Bliley Act as well as other regulatory requirements. In furtherance of the relationship between us and DISC, we exchanged 100,000 shares of our common stock for 5,000,000 shares of DISC's common stock in February 2006. Since then, we have purchased an additional 7,200,000 shares of DISC's common stock and exchanged an additional 300,000 shares of our common stock for an additional 5,000,000 shares of DISC's common stock. As of January 9, 2007 we own approximately 14 percent of the outstanding common stock of DISC.

                  We are continuing to seek patents to protect our encryption technologies. We recently received a patent for a system to provide additional security for information sent over any communication network.

                  Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. Since 1999 we have also generated cash flows from sales of our encryption products. During the past year we have continued to direct our encryption marketing efforts to participate in the security opportunities created by the U.S. Department of Homeland Security, the Defense Department, and the enactment of laws such as HIPAA, the Sarbanes-Oxley Act, and Gramm-Leach-Bliley Act, which mandate that government and private sector firms provide higher levels of information privacy and security. We are continuing to pursue marketing and licensing opportunities for our display technology; however, to date, we have not had any revenue from sales or licensing of our LVNDTM display. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options will be adequate to fund our operations at least through the end of the first quarter of fiscal 2008.

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

         Effective November 1, 2005, we adopted SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award. We recorded approximately $2,973,000 of stock-based compensation expense, related to stock options granted to employees and directors, for the year ended October 31, 2006. Under the accounting method we followed prior to November 1, 2005, we did not record any stock-based compensation expense related to stock options granted to employees and directors for the years ended October 31, 2005 and 2004. If we had included the cost of employee stock option compensation in the financial statements for the years ended October 31, 2005 and 2004, our net loss would have increased by approximately $2,805,000 and $2,909,000, respectively, based on the fair value of the stock options granted to employees. See Note 2 to the Financial Statements for additional information.

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

Results of Operations

Fiscal Year Ended October 31, 2006 Compared to Fiscal Year Ended October 31,
2005

         Net Sales and Gross Profit

                  Net Sales. Net sales increased by approximately $69,000 in fiscal 2006, to approximately $509,000, as compared to approximately $440,000 in fiscal 2005. All sales during both periods were from encryption products and services. The increase in net sales was due to an increase in revenue from encryption services of approximately $71,000 to approximately $131,000 in fiscal 2006, offset by a decrease in unit sales of encryption products of approximately $2,000 to approximately $378,000 in fiscal 2006. The revenue from encryption services in fiscal 2006 resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales of our encryption products between periods generally represent the nature of the early stage of our product and sales channel development. Revenue from sales of encryption services is generally non-recurring due to the nature of the individual transactions.

                  Gross Profit (Loss). Gross profit (loss) from sales of encryption products and services increased by approximately $632,000 in fiscal 2006, to a profit of approximately $352,000, as compared to a loss of approximately $280,000 in fiscal 2005. The increase in gross profit is primarily the result of the provision for excess inventory due to changes in product requirements of approximately $587,000 recorded in fiscal 2005, compared to no such provision in fiscal 2006, and the increased revenue from encryption services in fiscal 2006. Gross profit as a percent of sales in fiscal 2006 was approximately 69%. Gross profit (loss) as a percent of sales in fiscal 2005 is not meaningful, since we recorded a loss, due to the inventory adjustment during the year. Because of the limited number of transactions during each of the periods, gross profit percentages, excluding the effect of inventory adjustments, are sensitive to individual transactions.

         Research and Development Expenses

         Research and development expenses increased by approximately $2,347,000 in fiscal 2006, to approximately $4,614,000, from approximately $2,267,000 in fiscal 2005. The increase in research and development expenses was principally due to employee stock option compensation expense of approximately $2,028,000 in fiscal 2006 compared to $-0- in fiscal 2005, an increase of approximately $157,000 in outside research and development expense primarily relating to development of our LVNDTM display technology, an increase in patent related expenses of approximately $102,000 and an increase in employee compensation, other than stock option expense, and related costs of approximately $68,000. The employee stock option compensation expense included in our financial statements in fiscal 2006 is a result of our adopting SFAS No. 123R, effective November 1, 2005.

         Selling, General and Administrative Expenses

                  Selling, general and administrative expenses increased by approximately $1,447,000 to approximately $3,366,000 in fiscal 2006 from approximately $1,919,000 in fiscal 2005. The increase in selling, general and administrative expenses was principally due to employee stock option compensation expense of approximately $945,000 in fiscal 2006 compared to $-0-in fiscal 2005, an increase in professional fees of approximately $372,000 and an increase in employee compensation, other than stock option expense, and related costs of approximately $112,000. The employee stock option compensation expense included in our financial statements in fiscal 2006 is a result of our adopting SFAS No. 123R, effective November 1, 2005.

         Interest Income

         Interest income was approximately $27,000 in fiscal 2006, compared to approximately $15,000 in the comparable prior-year period. The increase in interest income was principally due to an increase in prevailing interest rates.

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

                  Gross Profit (Loss). Gross profit (loss) from sales of encryption products and services decreased by approximately $598,000 in fiscal 2005, to a loss of approximately $280,000, as compared to a gross profit of approximately $318,000 in fiscal 2004. The decrease in gross profit was primarily the result of the provision for excess inventory due to changes in product requirements of approximately $587,000 recorded in fiscal 2005. The decrease in gross profit also resulted from the decrease in net sales, which was offset by the decrease in cost of sales from goods and products sold to approximately $133,000 in fiscal 2005, as compared to approximately $176,000 in fiscal 2004. Gross profit as a percent of sales in fiscal 2004 was approximately 64%. Gross profit (loss) as a percent of sales in fiscal 2005 is not meaningful, since we recorded a loss, due to the inventory adjustment during the year. Because of the limited number of transactions during each of the periods, gross profit percentages, excluding the effect of inventory adjustments, are sensitive to individual transactions.

         Research and Development Expenses

                  Research and development expenses increased by approximately $103,000 in fiscal 2005, to approximately $2,267,000, from approximately $2,164,000 in fiscal 2004. The increase in research and development expenses was principally due to an increase in employee compensation and related costs of approximately $262,000, primarily resulting from the grant of employee bonuses, and an increase in patent related expenses of approximately $34,000, offset by a decrease of approximately $192,000 in outside research and development expense relating to our development of our flat panel display technology.

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

         During fiscal 2006, our cash used in operating activities was approximately $1,847,000. This resulted from payments to suppliers, employees and consultants of approximately $2,398,000, which was offset by cash of approximately $524,000 received from collections of accounts receivable and other receivables related to sales of encryption products and approximately $27,000 of interest income received. Our cash provided by investing activities during fiscal 2006 was approximately $242,000, which resulted from approximately $761,000 received upon maturities of short-term investments consisting of certificates of deposit, offset by purchases of short-term investments consisting of certificates of deposit of approximately $398,000, disbursements of $110,000 to acquire DISC common stock and purchases of approximately $11,000 of equipment. Our cash provided by financing activities during fiscal 2006 of approximately $2,380,000 resulted from cash received upon the exercise of stock options. Accordingly, during fiscal 2006 our cash and cash equivalents increased by approximately $775,000 and our short-term investments decreased by approximately $362,000. As a result, our cash, cash equivalents, and short-term investments, at October 31, 2006 increased to approximately $1,320,000 from approximately $907,000 at the end of fiscal 2005.

         Accounts receivable decreased by approximately $22,000 from approximately $32,000 at the end of fiscal 2005 to approximately $10,000 at October 31, 2006. The decrease in accounts receivable is a result of the timing of collections. Inventories decreased approximately $124,000 from approximately $385,000 at October 31, 2005 to approximately $261,000 at October 31, 2006, as a result of the timing of shipments and production schedules. Prepaid expenses and other current assets decreased by approximately $48,000 from approximately $80,000 at the end of fiscal 2005 to approximately $32,000 at October 31, 2006. The decrease in prepaid expenses and other assets is primarily due to prepaid outside research and development expenses of approximately $50,000 as of October 31, 2005. Investments increased to $207,000 at October 31, 2006 compared to $-0-at the end of fiscal 2005, due to investments in DISC. Other assets decreased $24,000 from approximately $35,000 at the end of fiscal 2005 to approximately $11,000 at October 31, 2006. The decrease in other assets is a result of a provision for bad debts related to a specific receivable included in other assets. Accounts payable and accrued liabilities increased by approximately $234,000 from approximately $348,000 at the end of fiscal 2005 to approximately $582,000 at October 31, 2006, as a result of increased professional fees payable and the timing of payments.

                  As a result of these changes, working capital at October 31, 2006 decreased to approximately $1,041,000 from approximately $1,056,000 at the end of fiscal 2005.

                  Our working capital includes inventory of approximately $261,000 and $385,000 at October 31, 2006 and 2005, respectively. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. During fiscal 2005, we recorded a provision for excess inventory of approximately $587,000 due to changes in product requirements. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

         During fiscal years ended October 31, 2006, 2005 and 2004, we issued shares of common stock to certain employees for services rendered, principally in lieu of cash compensation. We recorded compensation expense for the fiscal years ended October 31, 2006, 2005 and 2004 of approximately $1,897,000, $1,822,000 and $1,507,000, respectively, for shares of common stock issued to employees. In addition during fiscal 2006, 2005 and 2004, we issued shares of common stock to consultants for services rendered. We recorded consulting expense for the fiscal years ended October 31, 2006, 2005 and 2004 of approximately $287,000, $37,000 and $342,000, respectively, for shares of common stock issued to consultants.

         During fiscal 2006, we recorded approximately $2,973,000 of stock-based compensation expense, related to stock options granted to employees and directors, for the year ended October 31, 2006. Under the accounting method we followed prior to November 1, 2005, we did not record any stock-based compensation expense related to stock options granted to employees and directors for the years ended October 31, 2005 and 2004. If we had included the cost of employee stock option compensation in the financial statements for the years ended October 31, 2005 and 2004, our net loss would have increased by approximately $2,805,000 and $2,909,000, respectively, based on the fair value of the stock options granted to employees.

                  The auditor's report on our financial statements as of October 31, 2006 states that the net loss incurred during the year ended October 31, 2006, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the years ended October 31, 2005 and 2004 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty

                  We believe that our existing cash and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2008. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2008. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that funds will be available to us from debt or equity financings or that, if available; we will be able to obtain such funds on favorable terms and conditions. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

                  We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We are also continuing to pursue marketing and licensing opportunities for our display technology; however, to date, we have not had any revenue from sales or licensing of our LVNDTM display. During fiscal 2006, we have recognized revenue from sales of encryption products and services of approximately $509,000.

                  The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2006:

                                      Payments Due by Period
                   -------------------------------------------------------------
                      Less
Contractual           than          1-3         4-5        After
Obligations          1 year        years       years      5 years       Total
-----------------  -----------  -----------  ----------  ----------  -----------

Consulting
Agreement          $   43,000            -           -           -   $   43,000

Noncancelable
Operating Leases   $  268,000   $  299,000           -           -   $  567,000
                   -----------  -----------  ----------  ----------  -----------

Total Contractual
Cash Obligations   $  311,000   $  299,000           -           -   $  610,000
                   ===========  ===========  ==========  ==========  ===========

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

                  We have recovered approximately $110,000 of the losses through insurance proceeds. We applied $100,000 of such recovery to fiscal 2004, and recorded a charge to expense of approximately $75,000 in fiscal 2004, representing the remainder of the fiscal 2004 loss. We applied the remaining $10,000 of such recovery to fiscal 2005, representing the entire loss identified in such period. During fiscal 2005, we also recovered approximately $4,000 from financial institutions, which we recorded as a recovery when received. The losses in fiscal 2001 through fiscal 2003 were the result of false expenses for which no corresponding asset was received. Accordingly, such amounts were previously expensed in the years such funds were embezzled. If we recover any additional amounts, such amounts will be recorded as recoveries in future periods when they are received. Based on the amount and nature of the embezzlement and the expected recoveries, we do not believe that the fraudulent activity had a material effect on any of our previously issued financial statements.

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

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on our financial statements.

         In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach (the "roll-over" method) the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach (the "iron curtain" method) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on our financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material effect on our financial statements.

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

Item 8.           Financial Statements and Supplementary Data.

                  See accompanying "Index to Financial Statements."

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  None.

Item 9A.          Controls and Procedures

Disclosure Controls and Procedures

                  We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of fiscal 2006.

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

                  Our management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2006. This assessment of our internal control over financial reporting used the criteria for effective internal control established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2006.

                  Management's assessment of the effectiveness of our internal control over financial reporting as of October 31, 2006, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report below.

Change in Internal Control Over Financial Reporting

         There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
   CopyTele, Inc.

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that CopyTele, Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management's assessment that CopyTele, Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of October 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2006, and our report dated January 11, 2007 expressed an unqualified opinion thereon and included an explanatory paragraph as to the uncertainty of the Company's ability to continue as a going concern.


/s/ GRANT THORNTON LLP

Melville, New York
January 11, 2007


Item 9B.          Other Information.

                  None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

                  The following table sets forth certain information with respect to all of our directors and executive officers:

                                                               Director and/or
       Name           Position with the Company and      Age       Executive
                           Principal Occupation                  Officer Since
--------------------------------------------------------------------------------
Denis A. Krusos     Director, Chairman of the Board
                     and Chief Executive Officer         79           1982
--------------------------------------------------------------------------------
Frank J. DiSanto    Director and President               82           1982
--------------------------------------------------------------------------------
Henry P. Herms      Director, Chief Financial Officer
                     and Vice President - Finance        61           2000
--------------------------------------------------------------------------------
George P. Larounis  Director                             78           1997
--------------------------------------------------------------------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission ("SEC"). Directors, executive officers and ten percent stockholders are required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2006, except that Frank J. DiSanto failed to timely file reports with respect to four transactions during the period from October 6, 2006 through October 10, 2006. Such transactions involved shares sold at the direction of Edward A. Ambrosino, a receiver for certain of Mr. DiSanto's assets appointed in a divorce proceeding, pursuant to a court order authorizing Mr. Ambrosino to cause the sale of such shares. Although Mr. DiSanto made numerous requests of Mr. Ambrosino to provide the information necessary for filing on a timely basis, the information was first provided by Mr. Ambrosino on December 5, 2006, at which date Mr. DiSanto completed the filing.

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

Item 11.          Executive Compensation.

                  Messrs. Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director, Frank J. DiSanto, President and Director, and Henry P. Herms, Chief Financial Officer, Vice President - Finance and Director, are our executive officers. Mr. Krusos and Mr. Herms were the only executive officers to receive an annual salary and bonus in excess of $100,000 during the fiscal year ended October 31, 2006. We do not have employment agreements with any of Mssrs. Krusos, DiSanto, and Herms. The following is compensation information regarding Mr. Krusos and Mr. Herms for the fiscal years ended October 31, 2006, 2005 and 2004:

--------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                                      Fiscal
              Name and                 Year      Annual          Long-Term
         Principal Position           Ended   Compensation  Compensation Awards
--------------------------------------------------------------------------------
                                               Salary (1)  Securities Underlying
                                                                Options (#)
--------------------------------------------------------------------------------
Denis A. Krusos,                     10/31/06     $170,400      1,000,000
Chairman of the Board,               10/31/05     $147,200      2,500,000
Chief Executive Officer and Director 10/31/04     $135,075      1,750,000
--------------------------------------------------------------------------------
Henry P. Herms                       10/31/06     $111,532        50,000
Chief Financial Officer, Vice        10/31/05     $100,000       200,000
 President- Finance and Director     10/31/04      $98,750       120,000
--------------------------------------------------------------------------------

         (1) The salary received by Mr. Krusos in fiscal 2006, 2005 and 2004 included approximately $80,000, $97,000 and $135,000, respectively, which was paid in the form of common stock. The salary received by Mr. Herms in fiscal 2006, 2005 and 2004 included approximately $8,000, $8,000 and $19,000, respectively, which was paid in the form of common stock.

                  The following is information regarding stock options granted to Mr. Krusos and Mr. Herms pursuant to the 2003 Share Incentive Plan, during the fiscal year ended October 31, 2006:

-------------------------------------------------------------------------------------------------
                                OPTION GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------
                            Individual Grants                              Potential Realizable
                                                                              Value at Assumed
                                                                            Annual Rates of Stock
                                                                             Price Appreciation
                                                                               for Option Term
-------------------------------------------------------------------------  ----------------------
                                  Percent of
                   Number of         Total
                   Securities       Options
                   Underlying     Granted to     Exercise
                    Options       Employees in     Price      Expiration
      Name         Granted (#)    Fiscal Year    ($/Share)       Date       5% ($)     10% ($)
-------------------------------------------------------------------------------------------------
Denis A. Krusos  1,000,000 (1)      13.82%       $0.83 (2)     5/31/16     $521,983  $1,322,807
-------------------------------------------------------------------------------------------------
Henry P. Herms     50,000 (1)        .69%        $0.83 (2)     5/31/16     $26,100     $66,142
-------------------------------------------------------------------------------------------------


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

                  The following is information regarding stock option exercises during fiscal 2006 by Mr. Krusos and Mr. Herms and the values of their options as of October 31, 2006:

----------------------------------------------------------------------------------------------------------
                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                           FY-END OPTION VALUES
----------------------------------------------------------------------------------------------------------
                  Shares                  Number of Securities Underlying   Value of Unexercised In-the-
                Acquired on    Value       Unexercised Options at Fiscal    Money Options at Fiscal Year
     Name       Exercise (#) Realized ($)           Year End (#)                     End ($) (1)
                                          -------------------------------  -------------------------------
                                            Exercisable    Unexercisable     Exercisable    Unexercisable
----------------------------------------- -------------------------------  -------------------------------
Denis A. Krusos     -            -          8,725,000           -             $707,500           -
----------------------------------------- -------------------------------  -------------------------------
Henry P. Herms      -            -           820,000            -             $94,000            -
----------------------------------------- -------------------------------  -------------------------------

         (1) Such value was determined by multiplying the net difference between the last sales price of the stock on October 31, 2006 and the exercise price for the options by the number of unexercised in-the-money options held.

                  There is no present arrangement for cash compensation of directors for services in that capacity. Under the 2003 Share Incentive Plan, each non-employee director is entitled to receive nonqualified stock options to purchase 60,000 shares of common stock each year that such director is elected to the Board of Directors. Accordingly, Mr. Larounis was granted options to purchase 60,000 shares of common stock upon his reelection in fiscal 2006. Mr. Larounis was also granted nonqualified stock options to purchase an additional 160,000 shares of common stock for services as a director during fiscal 2006.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

                  The following table sets forth certain information with respect to our common stock beneficially owned as of January 9, 2007 by (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and
(c) all directors and executive officers as a group:

--------------------------------------------------------------------------------
                                            Amount and Nature of
                                                 Beneficial        Percent of
    Name and Address of Beneficial Owner       Ownership(1)(2)         Class
================================================================================
Denis A. Krusos
900 Walt Whitman Road
Melville, NY 11747                               10,821,130           9.79%
--------------------------------------------------------------------------------
Frank J. DiSanto
900 Walt Whitman Road
Melville, NY 11747                               2,248,000            2.17%
--------------------------------------------------------------------------------
Henry P. Herms                                                          *
900 Walt Whitman Road
Melville, NY 11747                                881,575
--------------------------------------------------------------------------------
George P. Larounis                                                      *
900 Walt Whitman Road
Melville, NY 11747                                560,000
--------------------------------------------------------------------------------
All Directors and Executive Officers as a
 Group (4 persons)                               14,510,705           12.71%
--------------------------------------------------------------------------------

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

         (2)      Includes 9,100,000 shares, 2,248,000 shares, 870,000 shares,
                  560,000 shares and 12,778,000 shares which Denis A. Krusos, Frank J. DiSanto, Henry P. Herms, George P. Larounis, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Stock Option Plan, 2000 Share Incentive Plan and the 2003 Share Incentive Plan.

Equity Compensation Plan Information

                  The following is information as of October 31, 2006 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 1993 Stock Option Plan, our 2000 Share Incentive Plan and our 2003 Share Incentive Plan. See Note 8 to Financial Statements for more information on these plans.

                                                           Number of securities
                         Number of                          remaining available
                      securities to be   Weighted average   for future issuance
                        issued upon       exercise price       under equity
                        exercise of       of outstanding    compensation plans
                        outstanding          options,           (excluding
                      options, warrants    warrants and     securities reflected
   Plan category         and rights           rights           in column (a))
-------------------  ------------------  ----------------  ---------------------
                            (a)                (b)                  (c)
Equity compensation      6,435,466            $2.31               21,508
 plans approved by
 security holders
Equity compensation     16,092,475            $0.65             5,993,777
 plans not approved
 by security
 holders
Total                   22,527,941            $1.13             6,015,285


Item 13. Certain Relationships and Related Transactions.

                  None.

Item 14. Principal Accountant Audit Fees and Services.

                   The following table describes fees for professional audit services rendered by Grant Thornton LLP, our present independent registered public accounting firm and principal accountant, for the audit of our annual financial statements and for other services for the years ended October 31, 2006, and 2005.

          Type of Fee                  2006              2005
-------------------------------   --------------    --------------

Audit Fees                         $    396,622      $    219,854
Audit Related Fees (1)                   18,274             7,800
Tax Fees - Tax return review                  -                 -
All Other Fees                                -                 -
                                  --------------    --------------
Total                              $    414,896      $    227,654
                                  ==============    ==============

     (1) Audit related fees consist of fees related to registration statements filed in connection with our 2003 Share Incentive Plan.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

                  Our Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Grant Thornton LLP's engagement to conduct our audit was approved by the Board of Directors on September 5, 2006. We did not enter into any non-audit engagement or relationship with Grant Thornton LLP during fiscal 2006.

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

                  Amendment No. 2 to CopyTele, Inc. 2000 Share Incentive Plan (filed as Exhibit 4(e) to our Form S-8 dated September 18,
                  2002).

                  CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4 to our Form S-8 dated May 5, 2003).

                  Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4(e) to our Form S-8 dated November 9,
                  2004).

                  Amendment No. 2 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006).

                  Amendment No. 3 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006).

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

                  3.2 By-laws, as amended. (Incorporated by reference to Exhibit 3.2 to our Form 10-K for the fiscal year ended October 31, 2005.)

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

                  10.13 CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003).

                  10.14 Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004).

                  10.15 Amendment No. 2 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit
                           10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005).

                  10.16 Amendment No. 3 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit
                           10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005).

                  10.17 Form of Stock Option Agreement under CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

                  10.18 Form of Stock Award Agreement under CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

                  10.19 Long Term Agreement dated April 2, 2004 between CopyTele, Inc. and Boeing Satellite Systems International, Inc., as modified September 16, 2004. (Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.)

                  23.1     Consent of Grant Thornton LLP.  (Filed herewith.)

                  31.1     Certification of Chief Executive Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated January 16, 2007. (Filed herewith.)

                  31.2     Certification of Chief Financial Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated January 16, 2007. (Filed herewith.)

                  32.1     Statement of Chief Executive Officer, pursuant to
                           Section 1350 of Title 18 of the United States Code, dated January 16, 2007. (Filed herewith.)

                  31.2     Statement of Chief Financial Officer, pursuant to
                           Section 1350 of Title 18 of the United States Code, dated January 16, 2007. (Filed herewith.)

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COPYTELE, INC.

                                      By: /s/ Denis A. Krusos
                                              -----------------------
                                          Denis A. Krusos
                                          Chairman of the Board and
January 16, 2007                          Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                      By: /s/ Denis A. Krusos
                                             -----------------------
                                          Denis A. Krusos
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          and Director (Principal Executive
January 16, 2007                          Officer)

                                      By: /s/ Frank J. DiSanto
                                              -----------------------
                                          Frank J. DiSanto
January 16, 2007                          President and Director

                                      By: /s/ Henry P. Herms
                                              -----------------------
                                          Henry P. Herms
                                          Vice President - Finance,
                                          Chief Financial Officer and
                                          Director (Principal Financial
January 16, 2007                          and Accounting Officer)

                                      By: /s/ George P. Larounis
                                              -----------------------
                                          George P. Larounis
January 16, 2007                          Director

COPYTELE, INC.


INDEX TO FINANCIAL STATEMENTS
OCTOBER 31, 2006

                                                                                                   Page
Report of Independent Registered Public Accounting Firm: Grant Thornton LLP                        F-1
Balance Sheets as of October 31, 2006 and 2005                                                     F-2
Statements of Operations for the years ended October 31, 2006, 2005 and 2004                       F-3
Statement of Shareholders' Equity for the years ended October 31, 2006, 2005 and 2004              F-4
Statements of Cash Flows for the years ended October 31, 2006, 2005 and 2004                       F-5
Notes to Financial Statements                                                                   F-6 - F-24
Schedule of Valuation and Qualifying Accounts                                                      S-1


Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
CopyTele, Inc.

We have audited the accompanying balance sheets of CopyTele, Inc. as of October 31, 2006 and 2005, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. as of October 31, 2006 and 2005, and the results of its operations and cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss of approximately $7,601,000 during the year ended October 31, 2006, and, as of that date, the Company has an accumulated deficit of approximately $80,509,000. These and the other factors described in
Note 1 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated January 11, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an unqualifed opinion on the effectiveness of internal control over financial reporting.

We have also audited the financial statement schedule listed in the Index at
Item 15(a) (2). In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.


/s/ GRANT THORNTON LLP

Melville, New York
January 11, 2007

COPYTELE, INC.

BALANCE SHEETS


                                                     October 31,    October 31,
                     ASSETS                             2006           2005
------------------------------------------------    -------------  -------------

CURRENT ASSETS:
  Cash and cash equivalents                         $  1,281,660   $    506,517
  Short-term investments                                  38,000        400,776
  Accounts receivable                                     10,165         32,117
  Inventories                                            260,823        384,996
  Prepaid expenses and other current assets               32,011         79,829
                                                    -------------  -------------

              Total current assets                     1,622,659      1,404,235

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization of $2,130,786 and
 $2,115,714, respectively                                 23,083         27,131

INVESTMENT, at cost                                      207,000              -

OTHER ASSETS                                              10,887         34,887
                                                    -------------  -------------
                                                    $  1,863,629   $  1,466,253
                                                    =============  =============

      LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                   $    532,707   $    270,806
 Accrued liabilities                                      49,081         77,424
                                                    -------------  -------------

              Total current liabilities                  581,788        348,230

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $100 per share;
   500,000 shares authorized; no shares issued
   or outstanding                                              -              -
  Common stock, par value $.01 per share;
   240,000,000 shares authorized; 99,260,395 and
   91,975,538 shares issued and outstanding,
   respectively                                          992,604        919,755
  Additional paid-in capital                          80,797,756     73,105,886
  Accumulated deficit                                (80,508,519)   (72,907,618)
                                                    -------------  -------------
                                                       1,281,841      1,118,023
                                                    -------------  -------------
                                                    $  1,863,629   $  1,466,253
                                                    =============  =============


The accompanying notes are an integral part of these statements.

COPYTELE, INC.

STATEMENTS OF OPERATIONS


                                             For the Years Ended October 31,
                                        ----------------------------------------
                                            2006          2005          2004
                                        ------------  ------------  ------------

NET SALES                               $   508,651   $   439,785   $   494,462
                                        ------------  ------------  ------------

COST OF SALES
  Cost of goods and services sold           156,446       132,966       176,112
  Provision for excess inventory                  -       586,662             -
                                        ------------  ------------  ------------
              Total costs of sales          156,446       719,628       176,112
                                        ------------  ------------  ------------

              Gross profit (loss)           352,205      (279,843)      318,350

OPERATING EXPENSES
  Research and development expenses       4,614,300     2,266,911     2,164,427
  Selling, general and administrative
   expenses                               3,365,521     1,919,010     1,518,911
                                        ------------  ------------  ------------
              Total operating expenses    7,979,821     4,185,921     3,683,338
                                        ------------  ------------  ------------

LOSS FROM OPERATIONS                     (7,627,616)   (4,465,764)   (3,364,988)

INTEREST INCOME                              26,715        14,507         4,333
                                        ------------  ------------  ------------

NET LOSS                                $(7,600,901)  $(4,451,257)  $(3,360,655)
                                        ============  ============  ============


PER SHARE INFORMATION:
Net loss per share:
  Basic and Diluted                     $     (.08 )  $     (.05 )  $     (.04 )
                                        ============  ============  ============

Shares used in computing net loss per
 share:
  Basic and Diluted                      95,291,780    88,480,379    82,953,519
                                        ============  ============  ============


The accompanying notes are an integral part of these statements.

COPYTELE, INC.

STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004


                                                          Common Stock         Additional     Accumulated
                                                     -----------------------     Paid-in        Deficit
                                                       Shares     Par Value      Capital
                                                     ------------ -----------  -------------  -------------

BALANCE, October 31, 2003                             80,151,478     801,515     66,282,397    (65,095,706)

  Stock option compensation to consultants                     -           -        196,691              -
  Common stock issued upon exercise of stock options
   under stock option plans                            2,236,500      22,365      1,177,605              -
  Common stock issued to employees pursuant to stock
   incentive plans                                     2,491,415      24,914      1,481,679              -
  Common stock issued to consultants pursuant to
   stock incentive plans                                 643,860       6,439        335,686              -
  Net loss                                                     -           -              -     (3,360,655)
                                                     ------------ -----------  -------------  -------------

BALANCE, October 31, 2004                             85,523,253     855,233     69,474,058    (68,456,361)

  Stock option compensation to consultants                     -           -         93,349              -
  Common stock issued upon exercise of stock options
   under stock option plans                            3,083,800      30,838      1,597,762              -
  Common stock issued to employees pursuant to stock
   incentive plans                                     3,129,485      31,294      1,790,335              -
  Common stock issued to consultants pursuant to
   stock incentive plans                                  60,000         600         36,800              -
  Unregistered common stock issued to consultants        179,000       1,790        113,582
  Net loss                                                     -           -              -     (4,451,257)
                                                     ------------ -----------  -------------  -------------

BALANCE, October 31, 2005                             91,975,538     919,755     73,105,886    (72,907,618)

  Stock option compensation to employees                       -           -      2,972,793              -
  Stock option compensation to consultants                     -           -        130,724              -
  Common stock issued upon exercise of stock options
   under stock option plans                            4,147,725      41,478      2,339,021              -
  Common stock issued to employees pursuant to stock
   incentive plans                                     2,670,010      26,700      1,869,879              -
  Common stock issued to consultants pursuant to
   stock incentive plans                                 367,122       3,671        283,453              -
  Unregistered common stock issued to Digital Info
   Security CO., Inc.                                    100,000       1,000         96,000
  Net loss                                                     -           -              -     (7,600,901)
                                                     ------------ -----------  -------------  -------------

BALANCE, October 31, 2006                            $99,260,395  $  992,604   $ 80,797,756   $(80,508,519)
                                                     ============ ===========  =============  =============


The accompanying notes are an integral part of this statement.

COPYTELE, INC.

STATEMENTS OF CASH FLOWS


                                                               For the Years Ended October 31,
                                                        ----------------------------------------------
                                                                 2006            2005            2004
                                                        --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payments to suppliers, employees and consultants      $  (2,398,142)  $  (2,216,270)  $  (1,792,103)
  Cash received from customers                                524,319         481,431         582,648
  Interest received                                            26,715          14,507           4,333
                                                        --------------  --------------  --------------
        Net cash used in operating activities              (1,847,108)     (1,720,332)     (1,205,122)
                                                        --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of short-term investments
   (certificates of deposit)                                  760,776               -               -
  Disbursements to acquire short-term investments
   (certificates of deposit)                                 (398,000)       (400,776)              -
  Disbursements to acquire Digital Info Security Co.,
   Inc. common stock                                         (110,000)              -               -
  Payments for purchases of property and equipment            (11,024)         (3,752)        (15,602)
                                                        --------------  --------------  --------------
        Net cash provided by (used in) investing
         activities                                           241,752        (404,528)        (15,602)
                                                        --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options, net of
   registration disbursements                               2,380,499       1,628,600       1,199,970
                                                        --------------  --------------  --------------
        Net cash provided by financing activities           2,380,499       1,628,600       1,199,970
                                                        --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          775,143        (496,260)        (20,754)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                506,517       1,002,777       1,023,531
                                                        --------------  --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $   1,281,660   $     506,517   $   1,002,777
                                                        ==============  ==============  ==============

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:
  Net loss                                              $  (7,600,901)  $  (4,451,257)  $  (3,360,655)
  Stock option compensation to employees                    2,972,793               -               -
  Stock option compensation to consultants                    130,724          93,349         196,691
  Stock awards granted to employees and consultants
   pursuant to stock incentive plans                        2,183,703       1,859,029       1,848,717
  Provision for (recovery of) doubtful accounts and
   other receivables                                           30,287          37,718         (73,159)
  Provision for slow-moving inventory                               -         586,662               -
  Depreciation and amortization                                15,072          14,706          16,997
  Change in operating assets and liabilities:
    Accounts receivable                                        21,952          26,343         (21,959)
    Inventories                                               124,173          27,771          45,446
    Prepaid expenses and other current assets                  47,818          42,653         (74,510)
    Other assets                                               (6,287)         22,212         116,475
    Accounts payable and accrued liabilities                  233,558          20,482         100,835
                                                        --------------  --------------  --------------
        Net cash used in operating activities           $  (1,847,108)  $  (1,720,332)  $  (1,205,122)
                                                        ==============  ==============  ==============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  ACTIVITIES:
  Unregistered common stock issued in connection with
   investment in Digital Info Security Co., Inc.        $      97,000   $           -   $           -
                                                        ==============  ==============  ==============
  Unregistered common stock issued to settle a
   liability                                            $           -   $     115,372   $           -
                                                        ==============  ==============  ==============


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

         During fiscal 2006, our cash used in operating activities was approximately $1,847,000. This resulted from payments to suppliers, employees and consultants of approximately $2,398,000, which was offset by cash of approximately $524,000 received from collections of accounts receivable and other receivables related to sales of encryption products and approximately $27,000 of interest income received. Our cash provided by investing activities during fiscal 2006 was approximately $242,000, which resulted from approximately $761,000 received upon maturities of short-term investments consisting of certificates of deposit, offset by purchases of short-term investments consisting of certificates of deposit of approximately $398,000, disbursements of $110,000 to acquire Digital Info Security Co., Inc, common stock and purchases of approximately $11,000 of equipment. Our cash provided by financing activities during fiscal 2006 of approximately $2,380,000 resulted from cash received upon the exercise of stock options. Accordingly, during fiscal 2006 our cash and cash equivalents increased by approximately $775,000 and our short-term investments decreased by approximately $362,000. As a result, our cash, cash equivalents, and short-term investments, at October 31, 2006 increased to approximately $1,320,000 from approximately $907,000 at the end of fiscal 2005.

         We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2008. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2008. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


         The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of approximately $7,601,000 during the year ended October 31, 2006, and, as of that date, we have an accumulated deficit of approximately $80,509,000. These and the other factors described herein raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are set forth above. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Warranty Policy

         We warrant that our products are free from defects in material and workmanship for a period of one year from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect. Management has recorded a nominal amount of warranty liability as of October 31, 2006 and 2005, based upon historical experience and management's best estimate of future warranty claims.

Statements of Cash Flows

         Cash and cash equivalents consist of highly liquid instruments that are readily convertible into cash and have original maturities of three months or less. During the years ended October 31, 2006, 2005 and 2004, the Company did not pay any interest or income taxes.

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

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


         Changes in our allowance for doubtful accounts are as follows:

                                                Year Ended October 31,
                                             -----------------------------
                                                 2006            2005
                                             -------------  --------------

Beginning balance                            $          -   $     149,455
   Provision for doubtful accounts
    receivable                                          -           5,000
   Accounts written off                                 -        (154,455)
                                             -------------  --------------
Ending balance                               $          -   $           -
                                             =============  ==============


Inventories

         Inventories are stated at the lower of cost, including material, labor and overhead, determined on a first-in, first-out basis, or market, which represents our best estimate of market value. We regularly review inventory quantities on hand, particularly finished goods, and record a provision for excess and obsolete inventory based primarily on forecasts of future product demand. During fiscal 2005, we recorded a provision for excess inventory of approximately $587,000 due to changes in product requirements. Our net loss was directly affected by management's estimate of the realizability of inventories. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

Property and Equipment

         Property and equipment, consisting primarily of engineering equipment, is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, primarily five years. We capitalize items in excess of $500. Minor replacements and maintenance and repair items are charged to expense as incurred. Upon disposal or retirement of assets, the cost and related accumulated depreciation are removed from our balance sheet.

Investment Valuation

         We monitor the value of our cost method investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment. We will record an impairment charge if and when we believe any such investment has experienced a decline that is other than temporary.

Research and Development Expenses

         Research and development expenses are expensed in the year incurred.

Advertising Expense

         Advertising expense is included in the accompanying statements of operations in selling, general and administrative expenses in the year incurred. Advertising expense for the years ended October 31, 2006, 2005 and 2004, was approximately $27,000, $-0- and $11,000, respectively.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


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

         Prior to November 1, 2005, we followed Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), which addressed financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 required prominent disclosures in financial statements about the effects of stock-based compensation and provided alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") encouraged but did not require companies to record compensation cost for stock-based employee compensation plans at fair value. During this period, we accounted for stock options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and complied with the disclosure provisions of SFAS No. 123 and SFAS No. 148 through October 31, 2005. Compensation cost for stock options issued to employees and directors was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee or director must pay to acquire the stock. In accordance with APB Opinion No. 25, we did not recognize any compensation cost for stock options issued to employees and directors for the years ended October 31, 2005 and 2004, as all option grants to employees and directors during such periods were made at the fair market value of our stock on the date of grant.

         Had compensation cost for stock options granted to employees and directors been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share for the years ended October 31, 2005 and 2004 would have increased to the following adjusted amounts:

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


                                                        For the Years Ended
                                                            October 31,
                                                    ----------------------------
                                                        2005           2004
                                                    -------------  -------------

Net loss as reported                                 $(4,451,257)   $(3,360,655)
Add: Total stock-based employee compensation
     expense, determined under fair value based
     method, for all awards, net of related tax
     effect                                           (2,804,466)    (2,909,217)
                                                    -------------  -------------
Net loss as adjusted                                 $(7,255,723)   $(6,269,872)
                                                    =============  =============

Net loss per share, basic and diluted:
         As reported                                      $(0.05)        $(0.04)
                                                    =============  =============
         As adjusted                                      $(0.08)        $(0.08)
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

         Stock Option Compensation Expense

         We recorded approximately $2,973,000 of stock-based compensation expense, related to stock options granted to employees and directors, for the year ended October 31, 2006, respectively, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the year ended October 31, 2006 by $0.03.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


         Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the year ended October 31, 2006 was approximately $19,000 of expense related to the amortization of compensation cost for stock options granted prior to but not yet vested as of October 31, 2005. As of October 31, 2006, there was approximately $26,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This unrecognized cost is expected to be fully amortized over the next fiscal year.

         We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123R. We recognized consulting expense for options granted to consultants, during the years ended October 31, 2006, 2005 and 2004, of approximately $131,000, $93,000 and $197,000, respectively.
Such consulting expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

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

         Upon the adoption of SFAS No. 123R, we separated the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options granted to employees on the date of grant, we take a weighted average of the assumptions used for each of these groups. All of the stock options we granted during the year ended October 31, 2006 consisted of awards of options with either 5-year terms, which vested over one year, or 10-year terms, which vested immediately.

         We estimated the fair value of stock option awards using the following assumptions:

                                              For the Year Ended October 31,
                                          --------------------------------------
                                                           2005         2004
                                             2006       (pro forma)  (pro forma)
                                          ------------  -----------  -----------
Expected term (in years)                      2.9          2.5          2.5
Volatility                                    98%          106%         124%
Risk-free interest rate                      4.38%         3.75%        2.58%
Dividend yield                                 0            0            0
Weighted average fair value at grant date    $0.43        $0.35        $0.55

         Discussion of assumptions for fair value of stock option awards under SFAS No. 123R.

         The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. Because we consider our options to be "plain vanilla", we estimated the expected term using a modified version of the simplified method of calculation, as prescribed by SAB No. 107. This modified calculation uses the actual life for options that have been settled, and a uniform distribution assumption for the options still outstanding. Under SAB No. 107, options are considered to be "plain vanilla" if

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


they have the following basic characteristics: granted "at-the-money"; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable

         We estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected life of the options.

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

Net Loss Per Share of Common Stock

         We comply with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2006, 2005 and 2004, were options to purchase 22,527,941 shares, 22,012,246 shares and 18,064,546 shares, respectively.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


Fair Value of Financial Instruments

         We comply with the provisions of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosures about the fair value of financial instruments. In the opinion of management, the carrying value of all financial instruments, consisting primarily of cash and cash equivalents, short-term investments, accounts and other receivables and accounts payable, reflected in the accompanying balance sheets, approximates fair value as of October 31, 2006 and 2005, due to their short term nature.

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

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on our financial statements.

         In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach (the "roll-over" method) the error is quantified as the amount by which

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


the current year income statement is misstated. Alternatively, under a balance sheet approach (the "iron curtain" method) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on our financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material effect on our financial statements.

3.       CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During fiscal 2006, two customers in the Encryption Products and Services Segment represented 40% and 26%, respectively, of total net sales. During fiscal 2005, one customer in the Encryption Products and Services Segment represented 77% of total net sales. During fiscal 2004, two customers in the Encryption Products and Services Segment represented 61% and 19%, respectively, of total net sales. At October 31, 2006, two customers in the Encryption Products and Services Segment represented 89% and 11%, respectively, of net accounts receivable. At October 31, 2005, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable.

4. INVESTMENT IN AND RELATED PARTY TRANSACTIONS WITH DIGITAL INFO SECURITY CO., INC.

         On February 13, 2006, we entered into a Software License and Distribution Agreement (the "License Agreement") to license to Digital Info Security Co., Inc. ("DISC"), a privately held corporation, an encryption system that integrates our encryption technology into DISC's secure e-mail services. The system is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. We developed a prototype of the system jointly with DISC and DISC is field testing the system internally and with potential customers. Concurrently with entering into the License Agreement with DISC, we entered into an Exchange Agreement whereby we acquired a minority interest in DISC by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. On May 17, 2006 and July 14, 2006, we purchased an additional 1,000,000 shares and 1,200,000 shares, respectively, of DISC's common stock for $50,000 and $60,000, respectively. Our investment in DISC as of October 31, 2006, is recorded in the accompanying balance sheet at

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


cost of $207,000, based on the closing price of our common stock on the date of the Exchange Agreement for the shares issued under the agreement, and the price paid for the shares purchased on May 17, 2006 and July 14, 2006. As of October 31, 2006 we held approximately 9% of the outstanding common stock of DISC.

         Net sales during the year ended October 31, 2006 include $131,000 of billings to DISC for engineering services.

         On November 27, 2006, we entered into another Exchange Agreement whereby we acquired an additional 5,000,000 shares of DISC's common stock for 300,000 unregistered shares of our common stock.

5.       INVENTORIES

         Inventories consist of the following as of:
                                                        October 31,
                                             ----------------------------------
                                                   2006             2005
                                             ----------------  ---------------

             Component parts                 $        117,040  $       134,084
             Work-in-process                           43,135           41,379
             Finished products                        100,648          209,533
                                             ----------------  ---------------
                                             $        260,823  $       384,996
                                             ================  ===============

6.       OTHER ASSETS

         As of October 31, 2006 and 2005, other assets include other receivables of approximately $6,000 and $30,000, respectively. Other receivables consists of common stock we received from a customer in 2002 in connection with an outstanding accounts receivable of approximately $323,000 and anticipated settling this accounts receivable through the ultimate sale of the common stock. As of October 31, 2006, we have received aggregate proceeds of approximately $145,000 from the sale of a portion of the common stock and we held 600,000 shares of common stock, subject to no restrictions, with a fair value of approximately $6,000. This receivable is recorded on the accompanying balance sheets at management's estimate of its net realizable.

7.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following as of:
                                                           October 31,
                                                --------------------------------
                                                     2006              2005
                                                -------------     -------------

        Accrued professional fees               $      25,000     $         221
        Accrued payroll and related expenses           10,888            65,682
        Accrued other                                  13,193            11,521
                                                -------------     -------------

                                                $      49,081     $      77,424
                                                =============     =============

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


8.       SHAREHOLDERS' EQUITY

Common Stock Issuances

         We account for stock grants to employees and consultants based on their grant date fair value. During the years ended October 31, 2006, 2005 and 2004, we issued 2,670,010 shares, 3,129,485 shares and 2,491,415 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). We recorded compensation expense for the years ended October 31, 2006, 2005 and 2004 of approximately $1,897,000, $1,822,000 and $1,507,000, respectively, for shares of common stock issued to employees. In addition during fiscal 2006, 2005 and 2004, we issued 367,122 shares, 60,000 shares and 643,860 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan and the 2000 Share Plan. We recorded consulting expense for the years ended October 31, 2006, 2005 and 2004 of approximately $287,000, $37,000 and $342,000, respectively, for shares of common stock issued to consultants.

         During the year ended October 31, 2006, we issued 100,000 share of unregistered common stock to acquire Digital Info Security Co., Inc. common stock. During the year ended October 31, 2005, we issued 179,000 shares of unregistered common stock to settle a liability of approximately $115,000.

Preferred Stock

         On May 29, 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors. As of October 31, 2006 and 2005, there is no preferred stock issued and outstanding.

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

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


         Information regarding the 1993 Plan for the three years ended October 31, 2006 is as follows:


                                                  Current Weighted   Aggregate
                                                  Average Exercise   Intrinsic
                                      Shares      Price Per Share       Value
                                   -------------  ----------------  ------------

Shares Under Option at October 31,
 2003                                 8,823,780        $3.79
  Forfeited                            (315,000)       $3.84
  Expired                              (641,700)       $4.68
                                   -------------
Shares Under Option at October 31,
 2004                                 7,867,080        $3.72
  Expired                            (1,078,500)       $3.02
  Exercised                             (70,000)       $0.84
                                   -------------
Shares Under Option at October 31,
 2005                                 6,718,580        $3.86
  Expired                            (2,551,580)       $5.05
                                   -------------
Shares Under Option and
 Exercisable at October 31, 2006      4,167,000        $3.13               $-0-
                                   =============

         The following table summarizes information about stock options outstanding under the 1993 Plan as of October 31, 2006:

                            Options Outstanding                   Options Exercisable
                   -------------------------------------  ------------------------------------
                                  Weighted                              Weighted
                                   Average    Weighted                   Average    Weighted
                      Number      Remaining    Average       Number     Remaining    Average
     Range of       Outstanding  Contractual  Exercise    Exercisable  Contractual  Exercise
 Exercise Prices    at 10/31/06      Life       Price     at 10/31/06      Life       Price
----------------------------------------------------------------------------------------------

  $0.84 to $1.56        784,000     3.04          $1.10       784,000     3.04          $1.10
      $2.28             855,000     1.70          $2.28       855,000     1.70          $2.28
  $3.38 to $4.50      2,528,000     0.54          $4.04     2,528,000     0.54          $4.04

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

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares at the date of grant and incentive stock options will not be exercisable for more than 10 years.

         Information regarding the 2000 Share Plan for the three years ended October 31, 2006 is as follows:


                                               Current Weighted
                                               Average Exercise     Aggregate
                                    Shares     Price Per Share   Intrinsic Value
                                -------------  ----------------  ---------------

Shares Under Option at October
 31, 2003                          3,279,466        $0.71
  Forfeited                          (39,500)       $1.14
  Exercised                         (387,500)       $0.45
                                -------------
Shares Under Option at October
 31, 2004                          2,852,466        $0.74
  Forfeited                          (25,000)       $0.82
  Expired                            (20,000)       $1.38
  Exercised                          (19,000)       $0.40
                                -------------
Shares Under Option at October
 31, 2005                          2,788,466        $0.73
  Expired                            (20,000)       $0.74
  Exercised                         (500,000)       $0.42              $127,170
                                -------------
Shares Under Option and
 Exercisable at October 31, 2006   2,268,466        $0.80                  $-0-
                                =============

         The following table summarizes information about stock options outstanding under the 2000 Share Plan as of October 31, 2006:

                        Options Outstanding                    Options Exercisable
                ------------------------------------  -------------------------------------
                               Weighted                              Weighted
                               Average     Weighted                  Average      Weighted
   Range of       Number      Remaining     Average     Number      Remaining     Average
   Exercise     Outstanding  Contractual   Exercise   Exercisable  Contractual   Exercise
    Prices      at 10/31/06      Life        Price    at 10/31/06      Life         Price
-------------------------------------------------------------------------------------------

$0.34 - $0.40      516,000      4.73          $0.40      516,000      4.73           $0.40
$0.44 - $0.74      650,466      4.18          $0.68      650,466      4.18           $0.68
$0.94 - $1.09    1,102,000      3.93          $1.06    1,102,000      3.93           $1.06


         The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2006, 21,508 shares were available for future grants under the 2000 Share Plan.

         The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company. The maximum number of shares of common stock available for issuance under the 2003 Share Plan initially was 15,000,000 shares. On October 8, 2004 and February 9, 2006, the 2003 Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares and

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


45,000,000 shares, respectively. Current and future non-employee directors are automatically granted nonqualified stock options to purchase 60,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors. The 2003 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each option.

         Information regarding the 2003 Share Plan for the three years ended October 31, 2006 is as follows:


                                               Current Weighted
                                               Average Exercise     Aggregate
                                    Shares     Price Per Share   Intrinsic Value
                                -------------  ----------------  ---------------

Shares Under Option at October
 31, 2003                          3,419,000        $0.30
  Granted                          5,775,000        $0.80
  Exercised                       (1,849,000)       $0.56
                                -------------
Shares Under Option at October
 31, 2004                          7,345,000        $0.63
  Granted                          8,195,000        $0.57
  Forfeited                          (40,000)       $0.93
  Exercised                       (2,994,800)       $0.52
                                -------------
Shares Under Option at October
 31, 2005                         12,505,200        $0.61
  Granted                          7,235,000        $0.76
  Exercised                       (3,647,725)       $0.59              $248,128
                                -------------
Shares Under Option at October
 31, 2006                         16,092,475        $0.68                  $-0-
                                =============
Options Exercisable at October
 31, 2006                         16,032,475        $0.68                  $-0-
                                =============

         The following table summarizes information about stock options outstanding under the 2003 Share Plan as of October 31, 2006:

                         Options Outstanding                    Options Exercisable
                -------------------------------------  -------------------------------------
                               Weighted                               Weighted
                                Average    Weighted                    Average    Weighted
   Range of        Number      Remaining    Average       Number      Remaining    Average
  Exercise       Outstanding  Contractual  Exercise     Exercisable  Contractual  Exercise
    Prices       at 10/31/06      Life       Price      at 10/31/06      Life       Price
--------------------------------------------------------------------------------------------

$0.25 - $0.46      3,160,000     6.79          $0.30      3,160,000     6.78          $0.30
$0.52 - $0.77      5,806,400     8.56          $0.61      5,746,400     8.60          $0.61
$0.81 - $1.07      7,126,075     8.68          $0.91      7,126,075     8.68          $0.91


         The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2006, 5,993,777 shares were available for future grants under the 2003 Share Plan.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


9.       INVESTIGATION AND RECOVERY EFFORTS REGARDING MISAPPROPRIATED FUNDS

         During fiscal 2004 and the first month of fiscal 2005, a former employee embezzled approximately $185,000 in cash of which approximately $10,000 related to fiscal 2005. During fiscal 2005, we recovered approximately $110,000 of such loss through insurance proceeds. We also recorded a charge to expense in fiscal 2004 of approximately $75,000 related to this matter. During fiscal 2005, we recovered approximately $4,000 from financial institutions which was recorded as a recovery when received. If we are successful in recovering additional amounts, such amounts up to approximately $71,000 will be recorded as recoveries in future periods when and if any are received.

10.      COMMITMENTS AND CONTINGENCIES

Leases

We lease space at our principal location for office and laboratory research facilities. The current lease is for approximately 12,000 square feet and expires on November 30, 2008. The lease contains base rentals of approximately $261,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. As of October 31, 2006, our noncancelable operating lease commitments are approximately $567,000. This lease does not contain provisions for its renewal.

         Rent expense for the years ended October 31, 2006, 2005 and 2004, was approximately $261,000, $252,000 and $247,000, respectively.

Consulting Agreement

         In addition, as of October 31, 2006 we had commitments under a consulting agreement of approximately $43,000, payable during the first quarter of fiscal 2007.

11.      EMPLOYEE PENSION PLAN

         We adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of our present employees. Contributions, which are made to a trust and have been funded on a current basis, are based upon specified percentages of compensation, as defined in the plan. During fiscal 2001, we amended the plan to suspend benefit accruals as of November 1, 2000. Accordingly, we did not incur any pension expense for the fiscal years ended October 31, 2006, 2005 and 2004.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


12.      INCOME TAXES

         Income tax provision (benefit) consists of the following:

                                                 Year Ended October 31,
                                        ----------------------------------------
                                            2006          2005          2004
                                        ------------  ------------  ------------
Federal:
  Current                               $         -   $         -   $         -
  Deferred                               (2,309,000)   (1,200,000)   (1,383,000)

State:
  Current                                         -             -             -
  Deferred                                 (340,000)     (177,000)     (203,000)
Adjustment to valuation allowance
 related to net deferred tax assets       2,649,000     1,377,000     1,586,000
                                        ------------  ------------  ------------
                                        $         -   $         -   $         -
                                        ============  ============  ============


         The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2006 and 2005, are as follows:

                                               2006             2005
                                          ---------------  ---------------
Long-term deferred tax assets:
   Other assets                           $    1,128,000   $    1,128,000
   Federal and state NOL and tax credit
    carryforwards                             38,321,000       36,876,000
   Other                                       1,480,000          276,000
                                          ---------------  ---------------
      Subtotal                                40,929,000       38,280,000

Less: valuation allowance                    (40,929,000)     (38,280,000)
                                          ---------------  ---------------
  Deferred tax asset, net                 $            -   $            -
                                          ===============  ===============

         As of October 31, 2006, we had tax net operating loss and tax credit carryforwards of approximately $90,538,000 and $1,976,000, respectively, available, within statutory limits (expiring at various dates between 2007 and 2026), to offset any future regular Federal corporate taxable income and taxes payable. If the tax benefits relating to deductions of option holders' income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

         We had tax net operating loss and tax credit carryforwards of approximately $90,583,000 and $127,000, respectively, as of October 31, 2006, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 2007 and 2026 and the tax credit carryforwards expire between 2007 and 2021.

         During the three years ended October 31, 2006, we incurred no Federal and no State income taxes.

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


13.      SEGMENT INFORMATION

         We follow the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the years ended October 31, 2006, 2005 and 2004:

                                                     Encryption
                                      Flat-Panel    Products and
           Segment Data                Display        Services         Total
-----------------------------------  ------------  ---------------  ------------

Year Ended October 31, 2006:
Net sales                            $         -   $      508,651   $   508,651
Net loss                              (3,570,993)      (4,029,908)   (7,600,901)
Depreciation                               6,769            8,303        15,072
Interest income                           12,708           14,007        26,715
Stock awards granted to employees
 and consultants pursuant to stock
 incentive plans                         885,893        1,297,810     2,183,703
Total assets                             619,590        1,244,039     1,863,629
Additions to long-lived assets             4,951            6,073        11,024


Year Ended October 31, 2005:
Net sales                            $         -   $      439,785   $   439,785
Net loss                              (1,764,610)      (2,686,647)   (4,451,257)
Depreciation                               6,220            8,486        14,706
Interest income                            5,793            8,714        14,507
Stock awards granted to employees
 and consultants pursuant to stock
 incentive plans                         661,425        1,197,604     1,859,029
Total assets                             431,037        1,035,216     1,466,253
Additions to long-lived assets             1,587            2,165         3,752

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


                                                    Encryption
                                    Flat-Panel      Products and
          Segment Data                Display         Services         Total
---------------------------------  -------------  ----------------  ------------

Year Ended October 31, 2004:
Net sales                          $          -   $       494,462   $   494,462
Net loss                             (1,773,282)       (1,587,373)   (3,360,655)
Depreciation                              8,192             8,805        16,997
Interest income                           2,010             2,323         4,333
Stock awards granted to employees
 and consultants pursuant to
 stock incentive plans                  855,991           992,726     1,848,717
Total assets                            563,363         1,752,687     2,316,050
Additions to long-lived assets            7,520             8,082        15,602


Geographic Information

         We generate revenue both domestically (United States) and internationally. International sales are based on the country in which our customer (distributor) is located. For the years ended October 31, 2006, 2005 and 2004, and as of each respective year-end, sales and accounts receivable by geographic area are as follows:

        Geographic Data                2006            2005            2004
--------------------------------  --------------  --------------  --------------

Net sales:
  United States                   $     269,221   $     409,521   $     479,621
  United Arab Emirates            $     204,325   $           -   $           -
  Other International                    35,105          30,264          14,871
                                  --------------  --------------  --------------
                                  $     508,651   $     439,785   $     494,492
                                  ==============  ==============  ==============

Accounts receivable, net:
  United States                   $       9,040   $      32,117   $      63,460
  International                           1,125               -               -
                                  --------------  --------------  --------------
                                  $      10,165   $      32,117   $      63,460
                                  ==============  ==============  ==============

COPYTELE, INC.

NOTES TO FINANCIAL STATEMENTS


14.      QUARTERLY RESULTS AND SEASONALITY (UNAUDITED)

         The following table sets forth unaudited financial data for each of our last eight fiscal quarters:

                                First       Second        Third       Fourth
                               Quarter      Quarter      Quarter      Quarter
                             ------------  -----------  -----------  -----------

Year Ended October 31, 2006:
  Income Statement Data:
  Net sales                  $   195,390  $    71,538  $   130,845  $   110,878
  Gross profit (loss)            139,932       45,683       91,600       74,990
  Net loss                    (1,239,557)  (2,412,879)  (2,147,275)  (1,801,190)
  Net loss per share of
   common stock-basic and
   diluted                   $    ( 0.01) $    ( 0.03) $     (0.02) $     (0.02)

Year Ended October 31, 2005:
  Income Statement Data:
  Net sales                  $   212,591  $    46,709  $   132,125  $    48,360
  Gross profit                   148,018      (89,149)    (222,703)    (116,009)
  Net loss                    (1,006,494)  (1,179,995)  (1,119,053)  (1,145,715)
  Net loss per share of
   common stock-basic and
   diluted                   $    ( 0.01) $    ( 0.01) $     (0.01) $     (0.01)

COPYTELE, INC.
SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2006, 2005 AND 2004


            Column A                   Column B            Column C           Column D           Column E
-------------------------------------------------------------------------------------------------------------
                                                       Additions Charged
                                      Balance at            to costs                            Balance at
           Description            beginning of period    and expenses      Deductions (1)     end of period
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
              2006

Allowance for doubtful accounts          $         -         $        -         $        -       $         -

Reserve against other receivables        $   141,511         $   30,287         $        -       $   171,798

Reserve for slow moving inventory        $   542,531         $        -         $        -       $   542,531
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
              2005

Allowance for doubtful accounts          $   149,455         $    5,000         $  154,455       $         -

Reserve against other receivables        $   108,793         $   41,340         $    8,622       $   141,511

Reserve for slow moving inventory        $         -         $  586,662         $   44,131       $   542,531
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
              2004

Allowance for doubtful accounts          $   159,230         $        -         $    9,775       $   149,455

Reserve against other receivables        $   181,952         $        -         $   73,159       $   108,793
-------------------------------------------------------------------------------------------------------------

(1) Represents write-offs of reserved balances or reductions in allowances previously provided.

This schedule should be read in conjunction with the accompanying financial statements and notes thereto.

                                  EXHIBIT INDEX
                                  -------------

No.                              Exhibit
---                              -------

3.1 Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and to Form 10-Q for the fiscal quarter ended July 31, 1997.)

3.2 By-laws, as amended. (Incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended October 31, 2005.)

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

10.13 CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to
      Exhibit 4 to our Form S-8 dated May 5, 2003).

10.14 Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004).

10.15 Amendment No. 2 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005).

10.16 Amendment No. 3 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005).

10.17 Form of Stock Option Agreement under CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

10.18 Form of Stock Award Agreement under CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004).

10.19 Long Term Agreement dated April 2, 2004 between CopyTele, Inc. and Boeing Satellite Systems International, Inc., as modified September 16, 2004. (Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.)

23.1  Consent of Grant Thornton LLP. (Filed herewith.)

31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 16, 2007. (Filed herewith.)

31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 16, 2007. (Filed herewith.)

32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, January 16, 2007. (Filed herewith.)

31.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, January 16, 2007. (Filed herewith.)