Form 10-K/A
period 2006-10-31
COPYTELE INC
filed 2007-01-25
CIK 715446

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
-------------------------------------------------------------------------------



                                 COPYTELE, INC.
             (Exact Name of Registrant as Specified in its Charter)



             Delaware                                 11-2622630
-------------------------------------------------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)
-------------------------------------------------------------------------------

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

================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended October 31, 2006 solely to correct a typographical error contained in Item 5 - "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities". This Amendment No. 1 does not reflect events that have occurred after the original filing of the Form 10-K or update the information set forth in the Form 10-K subsequent to such original filing. In connection with the filing of this Amendment No. 1, we are including as exhibits currently dated certifications of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
--------------------------------------------------------------------------------

                  Our common stock is traded on the Over-the-Counter Bulletin Board, under the symbol "COPY". The high and low sales prices as reported by the Over-the-Counter Bulletin Board for each quarterly fiscal period during our fiscal years ended October 31, 2005 and 2006 have been as follows:

-------------------------------------------------------------------------------
             Fiscal Period                High                Low
-------------------------------------------------------------------------------
            1st quarter 2005             $1.08              $0.72
            2nd quarter 2005              0.77               0.43
            3rd quarter 2005              0.67               0.35
            4th quarter 2005              0.68               0.44
-------------------------------------------------------------------------------
            1st quarter 2006              1.06               0.52
            2nd quarter 2006              1.06               0.73
            3rd quarter 2006              1.00               0.62
            4th quarter 2006             $0.70              $0.51
-------------------------------------------------------------------------------

     As of January 9, 2007, the approximate number of record holders of our common stock was 1,354 and the closing price of our common stock was $0.92 per share.

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

                  23.1     Consent of Grant Thornton LLP. (Previously filed.)

                  31.1     Certification of Chief Executive Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated January 25, 2007. (Filed herewith.)

                  31.2     Certification of Chief Financial Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated January 25, 2007. (Filed herewith.)

                  32.1     Statement of Chief Executive Officer, pursuant to
                           Section 1350 of Title 18 of the United States Code, dated January 16, 2007. (Previously filed.)

                  31.2     Statement of Chief Financial Officer, pursuant to
                           Section 1350 of Title 18 of the United States Code, dated January 16, 2007. (Previously filed.)

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COPYTELE, INC.

                                 By: /s/ Denis A. Krusos
                                 -----------------------
                                 Denis A. Krusos
                                 Chairman of the Board and
January 25, 2007                 Chief Executive Officer