Form 10-Q
period 2007-01-31
COPYTELE INC
filed 2007-03-12
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2007

                         Commission file number 0-11254


                                 COPYTELE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                11-262263
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification no.)


               900 Walt Whitman Road
                    Melville, NY                            11747
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

                                  Yes X    No ___
                                     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes ____   No X
                                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On March 8, 2007, the registrant had outstanding 102,100,565 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

          Condensed Balance Sheets as of January 31, 2007 (Unaudited) and
             October 31, 2006                                                    3

         Condensed Statements of Operations (Unaudited) for the three months
            ended January 31, 2007 and 2006                                      4

         Condensed Statements of Cash Flows (Unaudited) for the three months
            ended January 31, 2007 and 2006                                      5

         Notes to Condensed Financial Statements (Unaudited)                     6 - 15

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                              16 - 27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.             27

Item 4.  Controls and Procedures.                                                27


PART II.  OTHER INFORMATION

Item 1A. Risk Factors.                                                           28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.            28

Item 6.   Exhibits.                                                              28

          SIGNATURES                                                             29

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 COPYTELE, INC.
                            CONDENSED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                ----------
                                                                                January 31,     October 31,
                                         ASSETS                                    2007            2006*
                                                                                -----------    ------------
CURRENT ASSETS:

   Cash and cash equivalents                                                   $    828,011    $  1,281,660
   Short-term investments                                                           425,000          38,000
   Accounts receivable                                                               68,750          10,165
   Inventories                                                                      243,192         260,823
   Prepaid expenses and other current assets                                         32,360          32,011
                                                                               ------------    ------------
                        Total current assets                                      1,597,313       1,622,659

PROPERTY AND EQUIPMENT, net                                                          22,353          23,083

INVESTMENT, at cost                                                                 417,000         207,000

OTHER ASSETS                                                                         10,887          10,887
                                                                               ------------    ------------
                                                                               $  2,047,553    $  1,863,629
                                                                               ============    ============
                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $    317,887    $    532,707
   Accrued liabilities                                                               49,229          49,081
                                                                               ------------    ------------
                       Total current liabilities                                    367,116         581,788

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
      shares issued or outstanding                                                     --              --
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
      101,855,445 and 99,260,395 shares issued and outstanding, respectively      1,018,554         992,604
   Additional paid-in capital                                                    82,943,836      80,797,756
   Accumulated deficit                                                          (82,281,953)    (80,508,519)
                                                                               ------------    ------------
                                                                                  1,680,437       1,281,841
                                                                               ------------    ------------
                                                                               $  2,047,553    $  1,863,629
                                                                               ============    ============

* Derived from audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

 The accompanying notes are an integral part of these condensed balance sheets.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


-------------------------------------------------------------------------------

                                                         For the Three Months Ended
                                                        -----------------------------
                                                                 January 31,
                                                        -----------------------------
                                                             2007            2006
                                                        -------------    ------------

NET SALES                                               $     130,750    $    195,390

COST OF SALES                                                  41,196          55,458
                                                        -------------    ------------
         Gross profit                                          89,554         139,932
                                                        -------------    ------------
OPERATING EXPENSES
         Research and development expenses                  1,002,931         656,588
         Selling, general and administrative expenses         869,711         729,096
                                                        -------------    ------------
                  Total operating expenses                  1,872,642       1,385,684
                                                        -------------    ------------
LOSS FROM OPERATIONS                                       (1,783,088)     (1,245,752)

INTEREST INCOME                                                 9,654           6,195
                                                        -------------    ------------

NET LOSS                                                $  (1,773,434)   $ (1,239,557)
                                                        =============    ============

PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                              $       (0.02)   $      (0.01)
                                                        =============    ============
Shares used in computing net loss per share:
         Basic and Diluted                                100,913,968      93,255,081
                                                        =============    ============



   The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  For the three Months Ended
                                                                                         January 31,
                                                                                  --------------------------
                                                                                     2007           2006
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and  consultants                              $  (883,663)   $  (631,743)
   Cash received from customers                                                        72,165        227,192
   Interest received                                                                    9,654          6,195
                                                                                  -----------    -----------
           Net cash used in operating activities                                     (801,884)      (398,356)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of short-term investments (certificates of deposit)        38,000           --
   Disbursements to acquire short-term investments (certificates of deposit)         (425,000)        (2,402)
   Payments for purchases of property and equipment                                    (2,364)        (7,415)
                                                                                  -----------    -----------
           Net cash used in investing activities                                     (389,364)        (9,817)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                            737,599        710,720
                                                                                  -----------    -----------
           Net cash provided by financing activities                                  737,599        710,720
                                                                                  -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (453,649)       302,547
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,281,660        506,517
                                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                       $   828,011    $   809,064
                                                                                  ===========    ===========
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

   Net loss                                                                       $(1,773,434)   $(1,239,557)
   Stock option compensation to employees                                             708,204        115,681
   Stock awards granted to employees and consultants pursuant to stock
      incentive plans                                                                 516,227        468,774
   Provision for doubtful accounts and other receivables                                 --            6,287
   Depreciation and amortization                                                        3,094          3,915
   Change in operating assets and liabilities:
      Accounts receivable                                                             (58,585)        31,802
      Inventories                                                                      17,631         54,973
      Prepaid expenses and other current assets                                          (349)        41,894
      Other assets                                                                       --           (6,287)
      Accounts payable and  accrued liabilities                                      (214,672)       124,162
                                                                                  -----------    -----------
           Net cash used in operating activities                                  $  (801,884)   $  (398,356)
                                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE  OF NON-CASH INVESTING ACTIVITIES:
    Unregistered common stock issued in connection with investment in
        Digital Info Security Co., Inc.                                           $   210,000    $      --
                                                                                  ===========    ===========

   The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. BUSINESS AND FUNDING

Description of Business and Basis of Presentation

         Our principal operations are the development, production and marketing of a thin, flat low-voltage phosphor display and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

         The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the three-month periods ended January 31, 2007 and 2006. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. Certain prior year amounts have been reclassified to conform with current year presentation.

         The results of operations for interim periods may not necessarily reflect the results of operations for a full year. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, for more extensive disclosures than contained in these condensed financial statements.

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

         During the three months ended January 31, 2007, our cash used in operating activities was approximately $802,000. This resulted from payments to suppliers, employees and consultants of approximately $884,000, which was offset by cash of approximately $72,000 received from collections of accounts receivable related to sales of encryption products and approximately $10,000 of interest income received. Our cash used in investing activities during the three months ended January 31, 2007 was approximately $389,000, which resulted from purchases of short-term investments consisting of certificates of deposit of approximately $425,000 and purchases of approximately $2,000 of equipment,
offset  by   approximately   $38,000  received  upon  maturities  of  short-term
investments consisting of certificates of deposit. Our cash provided by financing activities during the three months ended January 31, 2007 of approximately $738,000 resulted from cash received upon the exercise of stock options. Accordingly, during the three months ended January 31, 2007, our cash and cash equivalents decreased by approximately $454,000 and our short-term investments increased by approximately $387,000. As a result, our cash, cash equivalents, and short-term investments, at January 31, 2007 decreased to approximately $1,253,000 from approximately $1,320,000 at the end of fiscal 2006.

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

         We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We are also continuing to pursue marketing and licensing opportunities for our display technology; however, to date, we have not had any revenue from sales or licensing of our display. During the three-month period ended January 31, 2007, we have recognized revenue from sales of encryption products and services of approximately $131,000.

         The auditor's report on our financial statements as of October 31, 2006 states that the net loss incurred during the year ended October 31, 2006, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2006, raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2005 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

2. STOCK-BASED COMPENSATION

         We maintain stock equity incentive plans under which we may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, performance and performance-based awards, or stock units to employees, non-employee directors and consultants.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123R") which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB No. 107") relating to SFAS No. 123R. We account for stock options granted to employees and directors using SFAS No. 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.

Stock Option Compensation Expense

         We recorded approximately $708,000 and $116,000 of stock-based compensation expense, related to stock options granted to employees and directors, for the three-month periods ended January 31, 2007 and 2006, respectively, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying condensed statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the three-month periods ended January 31, 2007 and 2006 by $0.01 and $-0-, respectively.

         Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the three-month periods ended January 31, 2007 and 2006 was approximately $6,000 and $5,000, respectively, of expense related to the amortization of compensation cost for stock options granted prior to but not yet vested as of the end of the prior fiscal year. As of January 31, 2007, there was approximately $19,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This unrecognized cost is expected to be fully amortized over the remaining portion of the current fiscal year.

Fair Value Determination

         In accordance with SFAS No. 123R, we estimate the fair value of stock options granted to employees on the date of grant using the Black-Scholes pricing model. We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options granted to employees on the date of grant, we take a weighted average of the assumptions used for each of these groups. All of the stock options we granted during the three-month periods ended January 31, 2007 and 2006 consisted of awards of options with 10-year terms which vested immediately.

         We estimated the fair value of stock option awards using the following assumptions:

                                                   For the Three Months
                                                    Ended January 31,
                                                  ---------------------
                                                  2007             2006
                                                  ----             ----
    Expected term (in years)                      3.8               1.2
    Volatility                                    98%               81%
    Risk-free interest rate                      4.62%             4.25%
    Dividend yield                                 0                 0
    Weighted average fair value at grant date    $0.40             $0.22

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

         Under SFAS No. 123R, the amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest. Accordingly, we reduce the fair value of the stock option awards for expected forfeitures, which are forfeitures of the unvested portion of surrendered options. We estimate expected forfeitures based on our historical experience.

         We will reconsider use of the Black-Scholes pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Stock Option Activity

         During the three-month periods ended January 31, 2007 and 2006, we granted to employees options to purchase 1,775,000 shares and 500,000 shares, respectively, of common stock at weighted average exercise prices of $.61 and $.62 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the three-month periods ended January 31, 2007 and 2006, stock options to purchase 1,612,230 shares and 1,275,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $738,000 and $711,000, respectively.

Stock Option Plans

         As of January 31, 2007, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the CopyTele, Inc. 2003 Share Incentive Plan (the "2000 Share Plan") and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

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

         Information regarding the 1993 Plan for the three months ended January 31, 2007 is as follows:

                                                                                  Current Weighted
                                                                                  Average Exercise       Aggregate
                                                                   Shares          Price Per Share     Intrinsic Value
                                                                   ------          ---------------     ---------------
Shares Under Option at October 31, 2006                           4,167,000             $3.13
  Expired                                                        (1,053,000)            $4.50
                                                              --------------
Shares Under Option and Exercisable at
  January 31, 2007                                                3,114,000             $2.66                $-0-
                                                              --------------

         The  following  table  summarizes   information   about  stock  options
outstanding under the 1993 Plan as of January 31, 2007:

                                     Options Outstanding                           Options Exercisable
                         ------------------------------------------      --------------------------------------------
                                            Weighted                                      Weighted
                                            Average        Weighted                        Average       Weighted
                             Number        Remaining        Average         Number        Remaining       Average
      Range of            Outstanding     Contractual      Exercise      Exercisable     Contractual     Exercise
   Exercise Prices         at 1/31/07         Life           Price        at 1/31/07        Life           Price
------------------------ --------------- --------------- -------------- --------------- -------------- --------------
   $0.84 to $1.56              784,000        2.79            $1.10           784,000       2.79            $1.10
        $2.28                  855,000        1.45            $2.28           855,000       1.45            $2.28
   $3.38 to $4.38            1,475,000        0.34            $3.71         1,475,000       0.34            $3.71



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

         Information regarding the 2000 Share Plan for the three months ended January 31, 2007 is as follows:

                                                                                 Current Weighted
                                                                                 Average Exercise        Aggregate
                                                                 Shares          Price Per Share      Intrinsic Value
                                                                 ------          ---------------      ---------------
Shares Under Option at October 31, 2006                          2,268,466            $0.80
  Exercised                                                        (36,000)           $0.42                $ 18,120
                                                                 --------
Shares Under Option and Exercisable at
  January 31, 2007                                               2,232,466            $0.81                $250,080
                                                                 ---------

         The  following  table  summarizes   information   about  stock  options
outstanding under the 2000 Share Plan as of January 31, 2007:


                                    Options Outstanding                           Options Exercisable
                                          Weighted                                      Weighted
                                           Average       Weighted                        Average       Weighted
                           Number         Remaining       Average         Number        Remaining       Average
     Range of            Outstanding     Contractual     Exercise      Exercisable     Contractual     Exercise
 Exercise Prices         at 1/31/07         Life           Price        at 1/31/07        Life           Price
---------------------- ---------------- -------------- -------------- --------------- -------------- --------------
  $0.34 - $0.40              495,000        4.47            $0.40           495,000       4.47            $0.40
      $0.69                  635,466        3.92            $0.69           635,466       3.92            $0.69
  $0.94 - $1.09            1,102,000        3.68            $1.06         1,102,000       3.68            $1.06


         The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of January 31, 2007, 21,508 shares were available for future grants under the 2000 Share Plan.

         The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company. The maximum number of shares of common stock available for issuance under the 2003 Share Plan initially was 15,000,000 shares. On October 8, 2004 and February 9, 2006, the 2003 Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares and 45,000,000 shares, respectively. Current and future non-employee directors are automatically granted nonqualified stock options to purchase 60,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors. The 2003 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each option.

        Information regarding the 2003 Share Plan for the three months ended January 31, 2007 is as follows:

                                                                                 Current Weighted
                                                                                 Average Exercise        Aggregate
                                                                 Shares          Price Per Share      Intrinsic Value
                                                                 ------          ---------------      ---------------

Shares Under Option at October 31, 2006                        16,092,475             $0.68
  Granted                                                        1,775,000            $0.61
  Exercised                                                    (1,576,230)            $0.46              $   406,735
                                                            --------------
Shares Under Option at January 31, 2007                        16,291,245             $0.70              $3,641,514
                                                            -------------
Options Exercisable at January 31, 2007                        16,231,245             $0.70              $3,621,714
                                                            -------------

         The  following  table  summarizes   information   about  stock  options
outstanding under the 2003 Share Plan as of January 31, 2007:

                                   Options Outstanding                            Options Exercisable
                                         Weighted                                      Weighted
                                          Average                                       Average       Weighted
                          Number         Remaining       Weighted        Number        Remaining       Average
    Range of            Outstanding     Contractual      Average       Exercisable    Contractual     Exercise
Exercise Prices         at 1/31/07         Life       Exercise Price   at 1/31/07        Life           Price
--------------------- ---------------- -------------- --------------- -------------- -------------- --------------
 $0.25 - $0.46            2,600,000        6.54            $0.30          2,600,000      6.54            $0.30
 $0.52 - $0.77            6,565,170        8.49            $0.62          6,505,170      8.53            $0.62
 $0.81 - $1.07            7,126,075        8.43            $0.91          7,126,075      8.43            $0.91

         The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of January 31, 2007, 3,535,957 shares were available for future grants under the 2003 Share Plan.

Stock Grants

         We account for stock awards granted to employees and consultants based on their grant date fair value. During the three-month periods ended January 31, 2007 and 2006, we issued 548,800 shares and 460,860 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation expense for the three-month periods ended January 31, 2007 and 2006 of approximately $421,000 and $376,000, respectively, for the shares of common stock issued to employees. In addition, during the three-month periods ended January 31, 2007 and 2006, we issued 134,020 shares and 117,663 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the three-month periods ended January 31, 2007 and 2006 of approximately $95,000 and $92,000, respectively, for the shares of common stock issued to consultants.

3. CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During the three months ended January 31, 2007, two customers in the Encryption Products and Services Segment represented 46% and 38%, respectively, of total net sales. During the three months ended January 31, 2006, one customer in the Encryption Products and Services Segment represented 84% of total net sales. At January 31, 2007, two customers in the Encryption Products and Services Segment represented 87% and 13%, respectively, of accounts receivable and at October 31, 2006, two customers in the Encryption Products and Services Segment represented 89% and 11%, respectively, of accounts receivable.

4. SHORT-TERM INVESTMENTS

         Short-term investments represent certificates of deposits, carried at amortized cost, with maturities of less than twelve months. The fair values of the certificates of deposits, including accrued interest, approximate their carrying value due to their short maturities.

5. INVESTMENT IN AND RELATED PARTY TRANSACTIONS WITH DIGITAL INFO SECURITY CO., INC.

         On February 13, 2006, we entered into a Software License and Distribution Agreement (the "License Agreement") to license to Digital Info Security Co., Inc. ("DISC"), a privately held corporation, an encryption system that integrates our encryption technology into DISC's e-mail services. The system is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. DISC is now marketing this system, including through presentations to commercial customers, for such customers' evaluation. Concurrently with entering into the License Agreement with DISC, we acquired a minority interest in DISC by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. On May 17, 2006 and July 14, 2006, we purchased an additional 1,000,000 shares and 1,200,000 shares, respectively, of DISC's common stock for $50,000 and $60,000 in cash, respectively. On November 27, 2006, we acquired an additional 5,000,000 shares of DISC's common stock in exchange for 300,000 unregistered shares of our common stock. Our investment in DISC as of January 31, 2007, is recorded in the accompanying condensed balance sheet at cost of $417,000, based on the closing price of our common stock on the dates we acquired DISC common stock in exchange for our common stock, and the price paid for the shares purchased for cash. As of January 31, 2007 we held approximately 14% of the outstanding common stock of DISC.

         Net sales during the three-month period ended January 31, 2007 include $60,000 of billings to DISC for engineering services.

6.       INVENTORIES

         Inventories consist of the following as of:

                                              January 31,        October 31,
                                                 2007               2006
                                                 ----               ----

             Component parts                   $ 115,491      $    117,040
             Work-in-process                      29,683            43,135
             Finished products                    98,018           100,648
                                               ---------      -------------
                                               $ 243,192      $     260,823
                                               =========      =============


7. NET LOSS PER SHARE OF COMMON STOCK

         We comply with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three-month periods ended January 31, 2007 and 2006, were options to purchase 21,637,711 shares and 21,117,246 shares, respectively.

8. SEGMENT INFORMATION

         We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the three-month periods ended January 31, 2007 and 2006:

                                                                         Encryption Products
               Segment Data                     Flat-Panel Display           and Services                 Total
-------------------------------------------    ---------------------     ----------------------    ---------------------
Three Months Ended January 31, 2007:
   Net sales                                     $            -            $      130,750            $     130,750
   Net loss                                             (934,341)                 (839,093)            (1,773,434)

Three Months Ended January 31, 2006:
   Net sales                                     $            -            $      195,390            $     195,390
   Net loss                                             (664,756)                 (574,801)            (1,239,557)

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

         We continue to further optimize our LVNDTM display technology. Our LVNDTM display incorporates a proprietary thin film technology (TFT)-based pixel matrix electron control system ("PMECS") that can operate with virtually any electron emission system. We use different types of proprietary electron emission systems, including carbon nanotubes, both reflective and non-reflective planar edge, and thin films. The different emission systems are suitable for different display application requirements. Our LVNDTM displays incorporating PMECS consist of two thin glass substrates. Using our unique rapid low temperature and low profile vacuum technology, we create a vacuum between the substrates and seal them. The PMECS, which is located on one of the substrates, is being exclusively produced for us by an Asian company utilizing its mass production TFT LCD (liquid crystal display) facilities. We have demonstrated our LVNDTM display technology by exhibiting it at display symposiums and through private demonstrations to potentially interested companies. We have presented the LVNDTM display's capabilities and features by showing TV programs and movies from DVD players.

         We are continuing to further optimize a variation of our LVND(TM) display utilizing carbon nanotubes and proprietary low voltage color phosphors. We have developed various engineering models which demonstrate the display's ability to show images from computers by controlling the brightness of selected individual pixels utilizing our carbon nanotube display technology. The carbon nanotubes, which are being supplied to us by a U.S. company, require a low voltage for electron emission and are extremely small - approximately 10,000 times thinner than the width of a human hair. The 5.5 inch (diagonal) display we developed has 960 x 234 pixels and utilizes a new memory-based active matrix thin film technology (AMTFT) with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located approximately 10 microns (1/10th of a human hair) from the pixels. As a result, each pixel phosphor brightness is controlled using a maximum of only 40 volts. The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology. The carbon nanotube election emission display technology utilizes the same TFT color matrix structures as the thin film electron emission technology.

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

o Our LVNDTM display has no backlight. Because power is only consumed when a pixel is turned on, low power is needed to activate the whole display. The display requires less than 20% the power required by an LCD. This low power consumption could potentially allow use of rechargeable batteries to operate TV products for wireless applications and extend the battery operation time for portable devices.

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

         We believe our LVNDTM displays could potentially have a cost similar to a CRT and thus less than current LCD or PDP displays (our display does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD). We are continuing to optimize our LVND(TM) display technology performance including its reliability, size and potential cost. We are also in the process of modifying our LVNDTM nanotube display design and the related electronics for use in larger size displays, such as to accommodate TV operation.

         We are discussing our technology and business arrangements with several companies that have expressed a desire to either produce portions of our display or license our display for use in conjunction with their products. Our Asian supplier has supplied us with 5.5 inch (diagonal) TFT color matrix structures with 960 X 234 pixels which incorporate PMECS. We are now producing, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for more than nine years, LVNDTM displays using these structures in combination with our proprietary thin film electron emission technology. Volga has successfully performed acceptance reliability tests in Russia on our 5.5 inch (diagonal) display utilizing thin film electron emitters. This type of display is expected to be suitable for use by car and truck producers in Russia for navigational and informational purposes.

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

         We have continued to direct our encryption marketing efforts towards both the government and commercial security markets. Our government market has been primarily handled by Boeing and its large distributors of the Thuraya satellite phones. As a result, we have our security products operating over the Thuraya network in the Middle East, Europe, and Africa. Thuraya is scheduled to start providing satellite service to the Far East this year, which could potentially create larger marketing opportunities for our encryption products. Our security products for the Thuraya network are being used by government agencies, the military and domestic and international non-governmental organizations (NGOs).

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

         We are cooperating with Asia Pacific Satellite Industries ("APSI"), the supplier of the next generation voice and data handsets for the Thuraya network, and with Boeing to integrate our encryption solution into APSI's handset. As a first step, we have received from APSI samples of APSI's next generation satellite telephone (the SO-2510), and have developed and are now selling an interconnect cable incorporating active circuits which provide compatibility between the new phone and our current DCS-1200, DCS-1400 and USS-900T models. This solution has been tested by APSI, and is currently under field testing by Boeing and Thuraya. We believe that the same interconnect cable will provide compatibility with APSI's next generation cellular/satellite phone (the SG-2520) that will be released shortly.

         We also are developing, together with APSI and Boeing, a small voice-only encryption device that will directly connect to the satellite phone, offering simplified operation in a highly convenient package. We have built samples of our design which are now being evaluated and tested by APSI. We believe that this enhanced offering will be useful by Thuraya customers that require confidential and secure communications. The new device is designed to provide a better customer interface in a smaller more portable size.

         In connection with Boeing becoming the exclusive distributor of certain of our products, Boeing authorized us to use its name on our website. Accordingly, customers desiring to purchase these encryption products can find authorized Boeing sales information on the "Encryption Products" page of our
website        or        on        the         Thuraya         website        at
http://www.thuraya.com/content/thuraya-products-boe.html. Boeing is continuing to demonstrate our encryption products to Thuraya service providers at annual Service Providers Conferences in the United Arab Emirates and elsewhere.

         Our encryption products also can be used to encrypt data over the Globalstar network. Globalstar provides satellite voice and data service throughout a world-wide coverage area. Our DCS-1200 and DCS-1400 encryption
devices      are       included      on      the       Globalstar       webpage,
http://www.globalstarusa.com/en/products/encryption.php.   These  same  products
offer voice and data encryption compatibility with the Iridium and Inmarsat satellite networks.

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

         In February 2006, we licensed to Digital Info Security Co., Inc. ("DISC"), a privately held corporation, an encryption system that integrates our encryption technology into DISC's e-mail services. DISC is now marketing this system, including through presentations to commercial customers for such customers' evaluation. The system, our DCS-2200, is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. DISC is adding our e-mail encryption system to their suite of management products and services, which includes e-mail compliance and archiving, remote backup and recovery, and spam and antivirus protection functions.

         The CopyTele DCS-2200 e-mail system consists of an encryption/decryption module, which is used within Microsoft Outlook(R) to transparently encrypt and decrypt e-mails at the source or destination, and an e-mail server, which receives clear text or encrypted e-mail communication, archives a copy and re-encrypts it for forwarding to the recipient. Archive copies are saved in accordance with the tracking and monitoring requirements of the Sarbanes-Oxley Act and Gramm-Leach-Bliley Act and are monitored for compliance with other regulatory requirements and with corporate e-mail policies. In addition, the system notifies corporate administrators when e-mails violate such requirements or e-mail policies. In furtherance of the relationship between us and DISC, at the time we licensed our technology to DISC, we acquired 5,000,000 shares of DISC's common stock in exchange for 100,000 shares of our common stock. Since then, we have acquired an additional 7,200,000 shares of DISC's common stock, in the aggregate, for cash and an additional 300,000 shares of our common stock. As of January 31, 2007 we held approximately 14 percent of the outstanding common stock of DISC.

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

         We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our financial statements. For additional discussion on the application of these and other accounting polices, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2006.

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

Stock Based Compensation

         We account for stock options granted to employees, directors and consultants using SFAS No. 123R. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period.

RESULTS OF OPERATIONS

Three months ended January 31, 2007 compared with three months ended January 31, 2006

         Net Sales and Gross Profit

         Net Sales. Net sales decreased by approximately $64,000 in the three-month period ended January 31, 2007, to approximately $131,000, as compared to approximately $195,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The decrease in net sales resulted from a reduction in unit sales of approximately $124,000, offset by an increase in revenue from encryption services of approximately $60,000. The revenue from encryption services in the current period resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

         Gross Profit. Gross profit from sales of encryption products and services decreased by approximately $50,000 in the three-month period ended January 31, 2007, to approximately $90,000, as compared to a gross profit of approximately $140,000 in the comparable prior-year period. The decrease in gross profit is primarily due to the decrease in sales. Gross profit as a percent of net sales in the three-month period ended January 31, 2007 was approximately 69%, as compared to approximately 72% in the comparable prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

         Research and Development Expenses

         Research and development expenses increased by approximately $346,000 in the three-month period ended January 31, 2007, to approximately $1,003,000, from approximately $657,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in employee stock option compensation expense of approximately $359,000, an increase in employee compensation, other than stock option expense, and related costs of approximately $26,000, offset by a decrease of approximately $32,000 in outside research and development expense.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $141,000 to approximately $870,000 in the three-month period ended January 31, 2007, from approximately $729,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $234,000, offset by a decrease in professional fees of approximately $124,000.

         Interest Income

         Interest income was approximately $10,000 in the three-month period ended January 31, 2007, compared to approximately $6,000 in the comparable prior-year period. The increase in interest income was principally the result of an increase in prevailing interest rates.

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

         During the three months ended January 31, 2007, our cash used in operating activities was approximately $802,000. This resulted from payments to suppliers, employees and consultants of approximately $884,000, which was offset by cash of approximately $72,000 received from collections of accounts receivable related to sales of encryption products and approximately $10,000 of interest income received. Our cash used in investing activities during the three months ended January 31, 2007 was approximately $389,000, which resulted from purchases of short-term investments consisting of certificates of deposit of approximately $425,000 and purchases of approximately $2,000 of equipment,
offset  by   approximately   $38,000  received  upon  maturities  of  short-term
investments consisting of certificates of deposit. Our cash provided by financing activities during the three months ended January 31, 2007 of approximately $738,000 resulted from cash received upon the exercise of stock options. Accordingly, during the three months ended January 31, 2007, our cash and cash equivalents decreased by approximately $454,000 and our short-term investments increased by approximately $387,000. As a result, our cash, cash equivalents, and short-term investments, at January 31, 2007 decreased to approximately $1,253,000 from approximately $1,320,000 at the end of fiscal 2006.

         Accounts receivable increased by approximately $59,000 from approximately $10,000 at the end of fiscal 2006 to approximately $69,000 at January 31, 2007. The increase in accounts receivable is a result of the timing of collections. Inventories decreased approximately $18,000 from approximately $261,000 at October 31, 2006 to approximately $243,000 at January 31, 2007, primarily as a result of the timing of shipments and production schedules. Investment at cost increased to $417,000 at January 31, 2007 compared to $207,000 at October 31, 2006, due to an additional non-cash investment in DISC. Accounts payable and accrued liabilities decreased by approximately $215,000 from approximately $582,000 at the end of fiscal 2006 to approximately $367,000 at January 31, 2007, as a result the timing of payments.

         As a result of these changes, working capital at January 31, 2007 increased to approximately $1,230,000 from approximately $1,041,000 at the end of fiscal 2006.

         Our working capital includes inventory of approximately $243,000 at January 31, 2007. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

         During the three-month periods ended January 31, 2007 and 2006, we issued 548,800 shares and 460,860 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation expense for the three-month periods ended January 31, 2007 and 2006 of approximately $421,000 and $376,000, respectively, for the shares of common stock issued to employees. In addition, during the three-month periods ended January 31, 2007 and 2006, we issued 134,020 shares and 117,663 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the three-month periods ended January 31, 2007 and 2006 of approximately $95,000 and $92,000, respectively, for the shares of common stock issued to consultants.

         During the three-month periods ended January 31, 2007 and 2006, we granted to employees and directors options to purchase 1,775,000 shares and 500,000 shares, respectively, pursuant to the 2003 Share Plan. We recorded stock-based compensation expense for the three-month periods ended January 31, 2007 and 2006 of approximately $708,000 and $116,000, respectively, related to stock options granted to employees and directors.

         During the three-month period ended January 31, 2007, we acquired an additional minority interest in DISC, a privately held corporation, by exchanging 300,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock.

         The auditor's report on our financial statements as of October 31, 2006 states that the net loss incurred during the year ended October 31, 2006, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2006, raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2005 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

         We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We are also continuing to pursue marketing and licensing opportunities for our display technology; however, to date, we have not had any revenue from sales or licensing of our LVNDTM display. During the three-month period ended January 31, 2007, we have recognized revenue from sales of encryption products and services of approximately $131,000.

         The following table presents our expected cash requirements for contractual obligations outstanding as of January 31, 2007:

                                                          Payments Due by Period
                                 Less
Contractual Obligations          than              1-3              4-5             After
                                1 year            years            years           5 years          Total
-------------------------    -------------    --------------    -------------     -----------    -----------
Consulting
Agreement                    $   43,000                -               -                 -        $  43,000

Noncancelable  Operating
Leases                       $  270,000        $ 231,000                                          $ 501,000
                                                                       -                 -
                             -------------    --------------    -------------     -----------    -----------
Total Contractual
Cash Obligations             $  313,000        $ 231,000               -                  -       $  544,000
                             =============    ==============    =============     ===========    ===========

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces the Accounting Principles Board Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," to require retrospective application to prior periods' financial statements of changes in accounting principle. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 had no effect on our financial statements.

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

FORWARD-LOOKING STATEMENTS

         Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in Part II, Item 1A - "Risk Factors" below and Note 1 to Condensed Financial Statements. You should read this discussion and analysis along with our Annual Report on Form 10-K for the year ended October 31, 2006 and the condensed financial statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

                           PART II. OTHER INFORMATION

Item 1A.  Risk Factors.

         There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On November 27, 2006, we acquired an additional minority interest in DISC by exchanging 300,000 shares of our common stock for 5,000,000 shares of DISC's common stock. The shares of common stock we issued were issued without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. In claiming such exemption, we relied on representations that, among other things, DISC was acquiring the shares for its own account (and not for the account of others) for investment and not with a view to the distribution thereof.

Item 6.  Exhibits.

31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2007.

31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2007.

32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 12, 2007.

32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 12, 2007.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COPYTELE, INC.


                            By: /s/ Denis A. Krusos
                            -----------------------
                            Denis A. Krusos
                            Chairman of the Board and
                            Chief Executive Officer
March 12, 2007              (Principal Executive Officer)



                            By: /s/ Henry P. Herms
                            ----------------------
                            Henry P. Herms
                            Vice President - Finance and
                            Chief Financial Officer (Principal
March 12, 2007              Financial and Accounting Officer)