Form 10-Q
period 2007-04-30
COPYTELE INC
filed 2007-06-11
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2007

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

On June 6, 2007, the registrant had outstanding 103,720,590 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS
                                -----------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Balance Sheets as of April 30, 2007 (Unaudited) and
            October 31, 2006                                                    3

         Condensed Statements of Operations (Unaudited) for the six months
            ended April 30, 2007 and 2006                                       4

         Condensed Statements of Operations (Unaudited) for the three months
            ended April 30, 2007 and 2006                                       5

         Condensed Statements of Cash Flows (Unaudited) for the six months
            ended April 30, 2007 and 2006                                       6

         Notes to Condensed Financial Statements (Unaudited)                    7 - 18

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                             19 - 31

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.            31

Item 4.  Controls and Procedures.                                               32


PART II.  OTHER INFORMATION

Item 1A. Risk Factors.                                                          32

Item 6.  Exhibits.                                                              32

         SIGNATURES                                                             33

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
         ---------------------

                                 COPYTELE, INC.
                            CONDENSED BALANCE SHEETS

                                                                              (Unaudited)
                                                                              ------------
                                                                               April 30,    October 31,
                                    ASSETS                                        2007         2006*
                                    ------                                    ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents                                                   $  765,995   $ 1,281,660
   Short-term investments                                                         425,000        38,000
   Accounts receivable                                                             60,000        10,165
   Inventories                                                                    231,048       260,823
   Prepaid expenses and other current assets                                       41,775        32,011
                                                                              ------------  ------------
                    Total current assets                                        1,523,818     1,622,659

PROPERTY AND EQUIPMENT, net                                                        25,278        23,083

INVESTMENT, at cost                                                               417,000       207,000

OTHER ASSETS                                                                       10,887        10,887
                                                                              ------------  ------------
                                                                               $1,976,983   $ 1,863,629
                                                                              ============  ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                            $  198,505      $532,707
   Accrued liabilities                                                            129,298        49,081
                                                                              ------------  ------------
                    Total current liabilities                                     327,803       581,788

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
      shares issued or outstanding                                                      -             -
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
      103,496,225 and 99,260,395 shares issued and outstanding, respectively    1,034,962       992,604
   Additional paid-in capital                                                  84,328,067    80,797,756
   Accumulated deficit                                                        (83,713,849)  (80,508,519)
                                                                              ------------  ------------
                                                                                1,649,180     1,281,841
                                                                              ------------  ------------
                                                                               $1,976,983   $ 1,863,629
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

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           For the Six Months Ended
                                                                   April 30,
                                                        -------------------------------
                                                            2007             2006
                                                        -------------    --------------


NET SALES                                               $    227,177     $     266,928

COST OF SALES                                                 76,803            81,313
                                                        -------------    --------------

         Gross profit                                        150,374           185,615
                                                        -------------    --------------

OPERATING EXPENSES
         Research and development expenses                 1,919,214         2,270,395
         Selling, general and administrative expenses      1,454,359         1,580,364
                                                        -------------    --------------
                  Total operating expenses                 3,373,573         3,850,759
                                                        -------------    --------------

LOSS FROM OPERATIONS                                      (3,223,199)       (3,665,144)

INTEREST INCOME                                               17,869            12,708
                                                        -------------    --------------

NET LOSS                                                $ (3,205,330)    $  (3,652,436)
                                                        =============    ==============



PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                              $      (0.03)    $       (0.04)
                                                        =============    ==============

Shares used in computing net loss per share:
         Basic and Diluted                               101,589,288        93,821,919
                                                        =============    ==============

   The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         For the Three Months Ended
                                                                 April 30,
                                                        ----------------------------
                                                            2007           2006
                                                        -------------   ------------


NET SALES                                               $     96,427    $    71,538

COST OF SALES                                                 35,607         25,855
                                                        -------------   ------------

         Gross profit                                         60,820         45,683
                                                        -------------   ------------

OPERATING EXPENSES
         Research and development expenses                   916,283      1,613,807
         Selling, general and administrative expenses        584,648        851,268
                                                        -------------   ------------
                  Total operating expenses                 1,500,931      2,465,075
                                                        -------------   ------------

LOSS FROM OPERATIONS                                      (1,440,111)    (2,419,392)

INTEREST INCOME                                                8,215          6,513
                                                        -------------   ------------

NET LOSS                                                $ (1,431,896)   $(2,412,879)
                                                        =============   ============



PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                              $      (0.01)   $     (0.03)
                                                        =============   ============

Shares used in computing net loss per share:
         Basic and Diluted                               102,287,372     94,407,865
                                                        =============   ============

   The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    For the Six Months Ended
                                                                                           April 30,
                                                                                 ------------------------------
                                                                                       2007            2006
                                                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants                              $  (1,518,281)  $  (1,284,101)
   Cash received from customers                                                        177,342         248,845
   Interest received                                                                    17,869          12,708
                                                                                 --------------  --------------
           Net cash used in operating activities                                    (1,323,070)     (1,022,548)
                                                                                 --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of short-term investments (certificates of deposit)         38,000         400,776
   Disbursements to acquire short-term investments (certificates of deposit)          (425,000)       (398,000)
   Payments for purchases of property and equipment                                     (7,694)         (8,917)
                                                                                 --------------  --------------
           Net cash used in investing activities                                      (394,694)         (6,141)
                                                                                 --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                           1,202,099       1,254,199
                                                                                 --------------  --------------
           Net cash provided by financing activities                                 1,202,099       1,254,199
                                                                                 --------------  --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (515,665)        225,510

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,281,660         506,517
                                                                                 --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     765,995   $     732,027
                                                                                 ==============  ==============

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Net loss                                                                      $  (3,205,330)  $  (3,652,436)
   Stock option compensation to employees                                              986,354       1,517,351
   Stock option compensation to consultants                                                  -          21,858
   Stock awards granted to employees and consultants pursuant to stock
      incentive plans                                                                1,174,216         968,634
   Provision for doubtful accounts and other receivables                                     -          18,287
   Depreciation and amortization                                                         5,499           7,880
   Change in operating assets and liabilities:
      Accounts receivable                                                              (49,835)        (18,083)
      Inventories                                                                       29,775          77,026
      Prepaid expenses and other current assets                                         (9,764)         19,719
      Other assets                                                                           -          (6,287)
      Accounts payable and accrued liabilities                                        (253,985)         23,503
                                                                                 --------------- --------------
           Net cash used in operating activities                                 $  (1,323,070)  $  (1,022,548)
                                                                                 =============== ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
    Unregistered common stock issued in connection with investment in
       Digital Info Security Co., Inc.                                           $     210,000   $      97,000
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

                                 COPYTELE, INC.
                                 --------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                                   (UNAUDITED)
                                   -----------

1.       BUSINESS AND FUNDING
         --------------------

Description of Business and Basis of Presentation
-------------------------------------------------

         Our principal operations are the development, production and marketing of a thin, flat low-voltage phosphor display and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

         The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the six-month and three-month periods ended April 30, 2007 and 2006. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. Certain prior year amounts have been reclassified to conform with current year presentation.

         The results of operations for interim periods presented are not necessarily indicative of the results that may be expected for a full year or any interim period. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, for more extensive disclosures than contained in these condensed financial statements.

Funding and Management's Plans
------------------------------

         From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. In 2001 and 2002, we also received payments under a technology development agreement. In addition, commencing in fiscal 1999, we have generated cash flows from sales of our encryption products.

         During the six months ended April 30, 2007, our cash used in operating activities was approximately $1,323,000. This resulted from payments to suppliers, employees and consultants of approximately $1,518,000, which was offset by cash of approximately $177,000 received from collections of accounts receivable related to sales of encryption products and services, and approximately $18,000 of interest income received. Our cash used in investing activities during the six months ended April 30, 2007 was approximately $395,000, which resulted from purchases of short-term investments consisting of certificates of deposit of approximately $425,000 and purchases of approximately $8,000 of equipment, offset by approximately $38,000 received upon maturities of short-term investments consisting of certificates of deposit. Our cash provided by financing activities during the six months ended April 30, 2007 of approximately $1,202,000 resulted from cash received upon the exercise of stock options. Accordingly, during the six months ended April 30, 2007, our cash and cash equivalents decreased by approximately $516,000 and our short-term investments increased by approximately $387,000. As a result, our cash, cash equivalents, and short-term investments, at April 30, 2007 decreased to approximately $1,191,000 from approximately $1,320,000 at the end of fiscal 2006.

         We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2008. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the second quarter of fiscal 2008. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

         We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We are also continuing to pursue marketing and licensing opportunities for our display technology; however, to date, we have not had any revenue from sales or licensing of our display. During the six-month period ended April 30, 2007, we have recognized revenue from sales of encryption products and services of approximately $227,000.

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

Stock Option Compensation Expense
---------------------------------

         We recorded stock-based compensation expense related to stock options granted to employees and directors of approximately $986,000 and $1,517,000 for the six-month periods ended April 30, 2007 and 2006, respectively, and of approximately $278,000 and $1,402,000 for the three-month periods ended April 30, 2007 and 2006, respectively, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying condensed statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the six-month periods ended April 30, 2007 and 2006 by $0.01 and $0.02, respectively, and for the three-month periods ended April 30, 2007 and 2006 by $0.00 and $0.02, respectively.

         Expense related to the amortization of compensation cost for stock options granted prior to but not yet vested as of the end of the prior fiscal year, included in the stock-based compensation cost related to stock options granted to employees and directors, was approximately $13,000 and $9,000 for the six-month periods ended April 30, 2007 and 2006, respectively, and approximately $6,000 and $5,000 for the three-month periods ended April 30, 2007 and 2006, respectively. As of April 30, 2007, there was approximately $13,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This unrecognized cost is expected to be fully amortized over the remaining portion of the current fiscal year.

         We account for options granted to consultants using the fair value method required by SFAS No. 123R. We recognized consulting expense for options granted to consultants, during the six-month periods ended April 30, 2007 and 2006, of approximately $-0- and $22,000, respectively, and during the three-month periods ended April 30, 2007 and 2006, of approximately $-0- and $22,000, respectively. Such consulting expense is included in the accompanying condensed statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

Fair Value Determination
------------------------

         In accordance with SFAS No. 123R, we estimate the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes pricing model. We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups. All of the stock options we granted during the six-month periods ended April 30, 2007 and 2006 consisted of awards of options with 10-year terms which vested immediately.

         We estimated the fair value of stock option awards using the following assumptions:

                                                 For the Six Months      For the Three Months
                                                   Ended April 30,          Ended April 30,
                                             -------------------------  ------------------------
                                                2007          2006         2007         2006
                                             ------------  -----------  -----------  -----------
Expected term (in years)                             3.3          2.4          2.0          2.6
Volatility                                            94%          97%          84%         100%
Risk-free interest rate                             4.61%        4.35%        4.60%        4.37%
Dividend yield                                         0            0            0            0
Weighted average fair value at grant date          $0.39        $0.44        $0.37        $0.48

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

Stock Option Activity
---------------------

         During the six-month periods ended April 30, 2007 and 2006, we granted to employees and consultants options to purchase 2,505,000 shares and 3,575,000 shares, respectively, of common stock at weighted average exercise prices of $.67 and $.83 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the six-month periods ended April 30, 2007 and 2006, stock options to purchase 2,277,230 shares and 2,034,725 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,202,000 and $1,254,000, respectively.

Stock Option Plans
------------------

         As of April 30, 2007, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

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

         Information regarding the 1993 Plan for the six months ended April 30, 2007 is as follows:

                                                             Current Weighted    Aggregate
                                                             Average Exercise    Intrinsic
                                                 Shares       Price Per Share      Value
                                             --------------- ----------------- --------------

Shares Under Option at October 31, 2006           4,167,000             $3.13
  Expired                                        (1,553,000)            $4.46
                                             ---------------
Shares Under Option and Exercisable at
  April 30, 2007                                  2,614,000             $2.33         $  -0-

         The following table summarizes information about stock options outstanding under the 1993 Plan as of April 30, 2007:

                               Options Outstanding                     Options Exercisable
                     --------------------------------------- ---------------------------------------
                                     Weighted                               Weighted
                                     Average      Weighted                  Average      Weighted
                        Number      Remaining     Average       Number     Remaining      Average
      Range of        Outstanding  Contractual    Exercise   Exercisable  Contractual    Exercise
   Exercise Prices    at 4/30/07       Life        Price      at 4/30/07      Life         Price
----------------------------------------------------------------------------------------------------

   $0.84 to $1.56      784,000        2.54         $1.10       784,000       2.54         $1.10
       $2.28           855,000        1.21         $2.28       855,000       1.21         $2.28
       $3.38           975,000        0.21         $3.38       975,000       0.21         $3.38

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

         Information regarding the 2000 Share Plan for the six months ended April 30, 2007 is as follows:

                                                               Current Weighted     Aggregate
                                                               Average Exercise     Intrinsic
                                                   Shares       Price Per Share        Value
                                               -------------- ------------------- --------------

Shares Under Option at October 31, 2006            2,268,466  $             0.80
  Exercised                                          (36,000) $             0.42  $      18,120
                                               --------------
Shares Under Option and Exercisable at
  April 30, 2007                                   2,232,466  $             0.81  $         -0-

         The following table summarizes information about stock options outstanding under the 2000 Share Plan as of April 30, 2007:

                              Options Outstanding                    Options Exercisable
                    --------------------------------------- --------------------------------------
                                    Weighted                               Weighted
                                    Average      Weighted                  Average      Weighted
                       Number      Remaining     Average       Number     Remaining     Average
      Range of       Outstanding  Contractual    Exercise   Exercisable  Contractual    Exercise
  Exercise Prices    at 4/30/07       Life        Price      at 4/30/07      Life        Price
--------------------------------------------------------------------------------------------------

  $0.34 - $0.40       495,000        4.23         $0.40       495,000       4.23         $0.40
      $0.69           635,466        3.68         $0.69       635,466       3.68         $0.69
  $0.94 - $1.09      1,102,000       3.44         $1.06      1,102,000      3.44         $1.06

         The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2007, 21,508 shares were available for future grants under the 2000 Share Plan.

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

        Information regarding the 2003 Share Plan for the six months ended April 30, 2007 is as follows:

                                                              Current Weighted     Aggregate
                                                              Average Exercise     Intrinsic
                                                   Shares      Price Per Share       Value
                                               -------------- ----------------- ---------------

Shares Under Option at October 31, 2006           16,092,475  $           0.68
  Granted                                          2,505,000  $           0.67
  Exercised                                       (2,241,230) $           0.53  $      440,885
                                               --------------
Shares Under Option at April 30, 2007             16,356,245  $           0.70  $          -0-
                                               --------------
Options Exercisable at April 30, 2007             16,296,245  $           0.70  $          -0-

         The following table summarizes information about stock options outstanding under the 2003 Share Plan as of April 30, 2007:

                              Options Outstanding                      Options Exercisable
                    --------------------------------------- -----------------------------------------
                                    Weighted                                 Weighted
                                    Average      Weighted                     Average      Weighted
                       Number      Remaining     Average        Number       Remaining     Average
      Range of       Outstanding  Contractual    Exercise    Exercisable    Contractual    Exercise
  Exercise Prices    at 4/30/07       Life        Price       at 4/30/07       Life         Price
-----------------------------------------------------------------------------------------------------

  $0.25 - $0.46      2,580,000       6.36         $0.30       2,580,000        6.36         $0.30
  $0.52 - $0.77      6,365,170       8.31         $0.62       6,305,170        8.35         $0.63
  $0.81 - $1.07      7,411,075       8.32         $0.91       7,411,075        8.32         $0.91


         The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2007, 1,830,177 shares were available for future grants under the 2003 Share Plan.

Stock Grants
------------

         We account for stock awards granted to employees and consultants based on their grant date fair value. During the six-month periods ended April 30, 2007 and 2006, we issued 1,509,580 shares and 873,920 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan and the 2000 Share Plan. We recorded compensation expense for the six-month periods ended April 30, 2007 and 2006 of approximately $1,068,000 and $759,000, respectively, and for the three-month periods ended April 30, 2007 and 2006 of approximately $647,000 and $383,000, respectively, for the shares of common stock issued to employees. In addition, during the six-month periods ended April 30, 2007 and 2006, we issued 149,020 shares and 246,718 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the six-month periods ended April 30, 2007 and 2006 of approximately $106,000 and $210,000, respectively, and for the three-month periods ended April 30, 2007 and 2006 of approximately $11,000 and $117,000, respectively, for the shares of common stock issued to consultants.

3.       CONCENTRATION OF CREDIT RISK
         ----------------------------

         Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During the six months ended April 30, 2007, two customers in the Encryption Products and Services Segment represented 53% and 24%, respectively, of total net sales. During the six months ended April 30, 2006, two customers in the Encryption Products and Services Segment represented 63% and 19%, respectively, of total net sales. At April 30, 2007, one customer in the Encryption Products and Services Segment represented 100% of accounts receivable and at October 31, 2006, two customers in the Encryption Products and Services Segment represented 89% and 11%, respectively, of accounts receivable.

4.       SHORT-TERM INVESTMENTS
         ----------------------

         Short-term investments represent certificates of deposits, carried at amortized cost, with maturities of less than twelve months. The fair values of the certificates of deposits, including accrued interest, approximate their carrying value due to their short maturities.

5. INVESTMENT IN AND RELATED PARTY TRANSACTIONS WITH DIGITAL INFO SECURITY CO., INC.
-------------------------------------------------------------------------------

         On February 13, 2006, we entered into a Software License and Distribution Agreement (the "License Agreement") to license to Digital Info Security Co., Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's e-mail services. The system is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. DISC is now marketing this system, including through presentations to commercial customers, for such customers' evaluation. Concurrently with entering into the License Agreement with DISC, we acquired a minority interest in DISC by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. On May 17, 2006 and July 14, 2006, we purchased an additional 1,000,000 shares and 1,200,000 shares, respectively, of DISC's common stock for $50,000 and $60,000 in cash, respectively. On November 27, 2006, we acquired an additional 5,000,000 shares of DISC's common stock in exchange for 300,000 unregistered shares of our common stock. Accordingly, as of April 30, 007, we hold 12,200,000 shares of DISC's common stock, all of which are restricted securities. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets.

         Our investment in DISC as of April 30, 2007, is recorded in the accompanying condensed balance sheet at cost of $417,000, based on the closing price of our common stock on the dates we acquired DISC common stock in exchange for our common stock, and the price paid for the shares purchased for cash. As of April 30, 2007 we held approximately 13% of the outstanding common stock of DISC. Net sales for the six-month periods ended April 30, 2007 and 2006 included billings to DISC for engineering services of $120,000 and $50,000 respectively. Net sales for the three-month periods ended April 30, 2007 and 2006 included billings to DISC for engineering services of $60,000 and $50,000, respectively. Accounts receivable at April 30, 2007 include $60,000 from DISC.

6.       INVENTORIES
         -----------

         Inventories consist of the following as of:
                                                      April 30,    October 31,
                                                        2007          2006
                                                     -----------  ------------
                 Component parts                      $ 114,715    $ 117,040
                 Work-in-process                         28,819       43,135
                 Finished products                       87,514      100,648
                                                      ---------    ---------
                                                      $ 231,048    $ 260,823
                                                      =========    =========

7.       NET LOSS PER SHARE OF COMMON STOCK
         ----------------------------------

         We comply with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six-month and three-month periods ended April 30, 2007 and 2006, were options to purchase 21,202,711 shares and 21,395,941 shares, respectively.

8.       EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS
         ----------------------------------------

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our financial statements.

         In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides interpretative guidance on how public companies are to quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach (the "roll-over" method) the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach (the "iron curtain" method) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on our financial statements.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS 159 will have on our financial statements.

9.       SEGMENT INFORMATION
         -------------------

         We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the six-month and three-month periods ended April 30, 2007 and 2006:

                                                                       Encryption Products
                  Segment Data                    Flat-Panel Display       and Services            Total
------------------------------------------------- -------------------  --------------------  -----------------

Six Months Ended April 30, 2007:
   Net sales                                      $                -   $           227,177   $        227,177
   Net loss                                               (1,596,106)           (1,609,224)        (3,205,330)

Six Months Ended April 30, 2006:
   Net sales                                      $                -   $           266,928   $        266,928
   Net loss                                               (1,702,286)           (1,950,150)        (3,652,436)

                                                                       Encryption Products
                  Segment Data                     Flat-Panel Display       and Services           Total
------------------------------------------------- -------------------- --------------------- -----------------

Three Months Ended April 30, 2007:
   Net sales                                      $                 -  $             96,427  $         96,427
   Net loss                                                  (661,765)             (770,131)       (1,431,896)

Three Months Ended April 30, 2006:
   Net sales                                      $                 -  $             71,538  $         71,538
   Net loss                                               (1,037,530))           (1,375,349)       (2,412,879)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

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

         We are continuing to further optimize a variation of our LVND(TM) display utilizing carbon nanotubes and proprietary low voltage color phosphors. We have developed various engineering models which demonstrate the display's ability to show images from computers by controlling the brightness of selected individual pixels utilizing our carbon nanotube display technology. The carbon nanotubes, which are being supplied to us by a U.S. company, require a low voltage for electron emission and are extremely small - approximately 10,000 times thinner than the width of a human hair. The 5.5 inch (diagonal) display we developed has 960 x 234 pixels and utilizes a new memory-based active matrix thin film technology (AMTFT) with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located approximately 10 microns (1/10th of a human hair) from the pixels. As a result, each pixel phosphor brightness is controlled using a maximum of only 40 volts. The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology. We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition. We have also developed a method of enhancing nanotube electron emission to increase the brightness of our display. In addition, we have developed various proprietary carbon nanotube network configurations to optimize the energy efficiency of our display. The carbon nanotube election emission display technology utilizes the same TFT color matrix structures as the thin film electron emission technology.

         Some other characteristics of our LVND(TM) display technology are as follows:

     o We have developed a proprietary system which allows us to evacuate our display; to rapidly vacuum seal it at a low temperature to accommodate the TFT matrix; and to create lithographic type spacers to assemble our LVND(TM) display utilizing only 0.7mm glass. We thus obtain a display thickness of approximately 1/16th of an inch, thinner than LCD and PDP (plasma) displays.

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

     o Our LVND(TM) display has no backlight. Because power is only consumed when a pixel is turned on, low power is needed to activate the whole display. The display requires less than 20% the power required by an LCD. This low power consumption could potentially allow use of rechargeable batteries to operate TV products for wireless applications and extend the battery operation time for portable devices.

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

     o Also like CRTs, our display is capable of operating over a temperature range (-40 degrees C to 85 degrees C) which exceeds the range over which LCDs can operate, especially under cold temperature conditions.

         We believe our LVND(TM) displays could potentially have a cost similar to a CRT and thus less than current LCD or PDP displays (our display does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD). We are continuing to optimize our LVND(TM) display technology performance including its reliability, size and potential cost. We are also in the process of modifying our LVND(TM) nanotube display design and the related electronics for use in larger size displays, such as to accommodate TV operation.

         We are discussing our technology and business arrangements with several companies that have expressed a desire to either produce portions of our display or license our display for use in conjunction with their products. Our Asian supplier has supplied us with 5.5 inch (diagonal) TFT color matrix structures with 960 X 234 pixels which incorporate PMECS. We are now producing, with the assistance of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for more than nine years, LVND(TM) displays using these structures in combination with our proprietary thin film electron emission technology. Volga has successfully performed acceptance reliability tests in Russia on our 5.5 inch (diagonal) display utilizing thin film electron emitters. This type of display is expected to be suitable for use by car and truck producers in Russia for navigational and informational purposes.

         We have successfully tested our displays under various environmental conditions. This included subjecting our displays to shock, vibration, and operating temperatures from -40 degrees C to 85 degrees C. Our displays are capable of operating under both sunlight and nighttime conditions. As a result, we believe that our displays can meet performance requirements for both outdoor and indoor applications.

         We have continued to direct our encryption marketing efforts towards both the government and commercial security markets. Our government market has been primarily handled by The Boeing Company ("Boeing") and its large distributors of the Thuraya satellite phones. As a result, we have our security products operating over the Thuraya network in the Middle East, Europe, and Africa. Thuraya is scheduled to start providing satellite service to the Far East this year, which could potentially create larger marketing opportunities for our encryption products. Our security products for the Thuraya network are being used by government agencies, the military and domestic and international non-governmental organizations (NGOs).

         We have supplied USS-900, DCS-1400, and DCS-1200 products to major Thuraya distributors for use by government agencies and NGOs in Middle Eastern, European and African countries. We are hopeful that these developments will lead to larger commitments for our security products. In addition, we have supplied our USS-900AF automatic fax encryption product to a major U.S. defense contractor to secure its worldwide fax communications and have supplied our encryption solution to a major U.S. company to secure its executive teleconferencing system.

         We have recently entered into a new three year agreement with Boeing, under which Boeing distributes certain of our encryption products. This replaces our prior agreement with Boeing, which had expired. Boeing now distributes 13 of our products, including our DCS-1400D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products, which were specifically designed for the Thuraya network. Boeing sells these products under the brand name of Thuraya. We have also developed for Boeing a voice product to operate over the Thuraya network having a higher level of security.

         We are cooperating with Asia Pacific Satellite Industries ("APSI"), the supplier of the next generation voice and data handsets for the Thuraya network, and with Boeing to integrate our encryption solution into APSI's handset. As a first step, we have received from APSI samples of APSI's next generation satellite telephone (the SO-2510), and have developed and are now selling an interconnect cable incorporating active circuits which provide compatibility between the new phone and our current DCS-1200, DCS-1400 and USS-900T models. This solution has been field tested by APSI and by Boeing over the Thuraya network and is currently being marketed to consumers by Boeing and Thuraya distributors. We believe that the same interconnect cable will provide compatibility with APSI's next generation cellular/satellite phone (the SG-2520) that will be released shortly.

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

         In connection with our agreement with Boeing, Boeing authorized us to use its name on our website. Accordingly, customers desiring to purchase certain of our encryption products can find authorized Boeing sales information on the "Encryption Products" page of our website or on the Thuraya website at http://www.thuraya.com/content/thuraya-products-boe.html. Boeing is continuing to demonstrate our encryption products to Thuraya service providers at annual Service Providers Conferences in the United Arab Emirates and elsewhere.

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

         Our products provide secure communications with many different satellite phones, including the Thuraya 7100/7101 handheld terminal ("HHT"), Globalstar GSP-1600 HHT, Telit SAT-550/600 HHT, Globalstar GSP-2800/2900 fixed phone, Iridium 9500/9505/9505A HHT, Inmarsat M4 and Mini "M" HHT units from Thrane & Thrane and Nera. Through the use of our products, encrypted satellite communications are available for many Thuraya docking units, including Teknobil's Next Thuraya Docker, Thuraya's Fixed Docking Adapter, APSI's FDU-2500 Fixed Docking Unit, and Sattrans's SAT-OFFICE Fixed Docking Unit and SAT-VDA Hands-Free Car Kit. We are currently advising APSI and Sattrans on their development of new docking units for the Thuraya handsets which will allow greater flexibility and usage of our encryption products.

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

         In February 2006, we licensed to Digital Info Security Co., Inc. ("DISC"), an encrypted system for e-mail that integrates into DISC's e-mail services. DISC is now marketing this system through presentations to commercial customers directly and through trade shows. These efforts have lead to ongoing customer evaluation trials. The system, our DCS-2200, is intended to allow companies to encrypt all e-mail transactions in a manner transparent to the individual user. DISC is adding our e-mail encryption system to their suite of management products and services, which includes e-mail compliance and archiving, remote backup and recovery, and spam and antivirus protection functions.

         The CopyTele DCS-2200 e-mail system consists of an encryption/decryption module, which is used within Microsoft Outlook(R) to transparently encrypt and decrypt e-mails at the source or destination, and an e-mail server, which receives clear text or encrypted e-mail communication and re-encrypts it for forwarding to the recipient if required. Copies of e-mails can also be archived in accordance with the tracking and monitoring requirements of the Sarbanes-Oxley Act and Gramm-Leach-Bliley Act and monitored for compliance with other regulatory requirements and with corporate e-mail policies. In addition, the system notifies corporate administrators when e-mails violate such requirements or corporate e-mail policies. In furtherance of the relationship between us and DISC, at the time we licensed our technology to DISC, we acquired 5,000,000 shares of DISC's common stock in exchange for 100,000 shares of our common stock. Since then, we have acquired an additional 7,200,000 shares of DISC's common stock, in the aggregate, for cash and an additional 300,000 shares of our common stock. Accordingly, as of April 30, 007, we hold 12,200,000 shares of DISC's common stock, all of which are restricted securities. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. As of April 30, 2007 we held approximately 13 percent of the outstanding common stock of DISC.

         We are continuing to seek patents to protect our encryption technologies. We recently received a patent for a system to provide additional security for information sent over any communication network.

         Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. Since 1999 we have also generated cash flows from sales of our encryption products. During the past year we have continued to direct our encryption marketing efforts to participate in the security opportunities created by the U.S. Department of Homeland Security, the Defense Department, and the enactment of laws such as HIPAA, the Sarbanes-Oxley Act, and Gramm-Leach-Bliley Act, which mandate that government and private sector firms provide higher levels of information privacy and security. We are continuing to pursue marketing and licensing opportunities for our display technology; however, to date, we have not had any revenue from sales or licensing of our LVND(TM) display. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options will be adequate to fund our operations at least through the end of the second quarter of fiscal 2008.

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

RESULTS OF OPERATIONS
---------------------

Six months ended April 30, 2007 compared with six months ended April 30, 2006
-----------------------------------------------------------------------------

         Net Sales and Gross Profit

         Net Sales. Net sales decreased by approximately $40,000 in the six-month period ended April 30, 2007, to approximately $227,000, as compared to approximately $267,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The decrease in net sales resulted from a reduction in unit sales of approximately $110,000, to approximately $107,000, as compared to approximately $217,000 in the comparable prior-year period, offset by an increase in revenue from encryption services of $70,000, to $120,000, as compared to $50,000 in the comparable prior-year period. The revenue from encryption services in the both periods resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

         Gross Profit. Gross profit from sales of encryption products and services decreased by approximately $36,000 in the six-month period ended April 30, 2007, to approximately $150,000, as compared to a gross profit of approximately $186,000 in the comparable prior-year period. The decrease in gross profit is primarily due to the decrease in sales. Gross profit as a percent of net sales in the six-month period ended April 30, 2007 was approximately 66%, as compared to approximately 70% in the comparable prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

         Research and Development Expenses

         Research and development expenses decreased by approximately $351,000 in the six-month period ended April 30, 2007, to approximately $1,919,000, from approximately $2,270,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $546,000, offset by an increase in employee compensation, other than stock option expense, and related costs of approximately $226,000, primarily resulting from the grant of employee bonuses.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased by approximately $126,000 to approximately $1,454,000 in the six-month period ended April 30, 2007, from approximately $1,580,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a decrease in professional fees of approximately $225,000, a decrease in consulting services of approximately $24,000, a decrease in advertising expense of approximately $19,000 and a decrease in the provision for doubtful accounts of approximately $18,000, offset by an increase in employee compensation, other than stock option expense, and related costs of approximately $148,000, primarily resulting from the grant of employee bonuses.

         Interest Income

         Interest income was approximately $18,000 in the six-month period ended April 30, 2007, compared to approximately $13,000 in the comparable prior-year period. The increase in interest income was principally the result of an increase in funds available for investment and an increase in prevailing interest rates.

Three months ended April 30, 2007 compared with three months ended
April 30, 2006
--------------------------------------------------------------------------------

         Net Sales and Gross Profit

         Net Sales. Net sales increased by approximately $24,000 in the three-month period ended April 30, 2007, to approximately $96,000, as compared to approximately $72,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The increase in net sales resulted from an increase in unit sales of approximately $14,000, to approximately $36,000, as compared to approximately $22,000 in the comparable prior-year period, and an increase in revenue from encryption services of $10,000, to $60,000, as compared to $50,000 in the comparable prior-year period. The revenue from encryption services in the both periods resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

         Gross Profit. Gross profit from sales of encryption products and services increased by approximately $15,000 in the three-month period ended April 30, 2007, to approximately $61,000, as compared to a gross profit of approximately $46,000 in the comparable prior-year period. The increase in gross profit is primarily due to the increase in sales. Gross profit as a percent of net sales in the three-month period ended April 30, 2007 was approximately 63%, as compared to approximately 64% in the comparable prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

         Research and Development Expenses

         Research and development expenses decreased by approximately $698,000 in the three-month period ended April 30, 2007, to approximately $916,000, from approximately $1,614,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $904,000, offset by an increase in employee compensation, other than stock option expense, and related costs of approximately $200,000, primarily resulting from the grant of employee bonuses.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased by approximately $266,000 to approximately $585,000 in the three-month period ended April 30, 2007, from approximately $851,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a decrease in employee stock option compensation expense of approximately $219,000, a decrease in professional fees of approximately $101,000 a decrease in consulting services of approximately $43,000, a decrease in advertising expense of approximately $19,000 and a decrease in the provision for doubtful accounts of approximately $12,000, offset by an increase in employee compensation, other than stock option expense, and related costs of approximately $140,000, primarily resulting from the grant of employee bonuses.

         Interest Income

         Interest income was approximately $8,000 in the three-month period ended April 30, 2007, compared to approximately $7,000 in the comparable prior-year period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. In 2001 and 2002, we also received payments under a technology development agreement. In addition, commencing in fiscal 1999, we have generated cash flows from sales of our encryption products.

         During the six months ended April 30, 2007, our cash used in operating activities was approximately $1,323,000. This resulted from payments to suppliers, employees and consultants of approximately $1,518,000, which was offset by cash of approximately $177,000 received from collections of accounts receivable related to sales of encryption products and services, and approximately $18,000 of interest income received. Our cash used in investing activities during the six months ended April 30, 2007 was approximately $395,000, which resulted from purchases of short-term investments consisting of certificates of deposit of approximately $425,000 and purchases of approximately $8,000 of equipment, offset by approximately $38,000 received upon maturities of short-term investments consisting of certificates of deposit. Our cash provided by financing activities during the six months ended April 30, 2007 of approximately $1,202,000 resulted from cash received upon the exercise of stock options. Accordingly, during the six months ended April 30, 2007, our cash and cash equivalents decreased by approximately $516,000 and our short-term investments increased by approximately $387,000. As a result, our cash, cash equivalents, and short-term investments, at April 30, 2007 decreased to approximately $1,191,000 from approximately $1,320,000 at the end of fiscal 2006.

         Accounts receivable increased by approximately $50,000 from approximately $10,000 at the end of fiscal 2006 to approximately $60,000 at April 30, 2007. The increase in accounts receivable is a result of the timing of collections. Inventories decreased approximately $30,000 from approximately $261,000 at October 31, 2006 to approximately $231,000 at April 30, 2007, primarily as a result of the timing of shipments and production schedules. Investment at cost increased to $417,000 at April 30, 2007 compared to $207,000 at October 31, 2006, due to an additional non-cash investment in DISC. Accounts payable and accrued liabilities decreased by approximately $254,000 from approximately $582,000 at the end of fiscal 2006 to approximately $328,000 at April 30, 2007, as a result the timing of payments.

         As a result of these changes, working capital at April 30, 2007 increased to approximately $1,196,000 from approximately $1,041,000 at the end of fiscal 2006.

         Our working capital includes inventory of approximately $231,000 at April 30, 2007. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

         During the six-month periods ended April 30, 2007 and 2006, we issued 1,509,580 shares and 873,920 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan and the 2000 Share Plan. We recorded compensation expense for the six-month periods ended April 30, 2007 and 2006 of approximately $1,068,000 and $759,000, respectively, and for the three-month periods ended April 30, 2007 and 2006 of approximately $647,000 and $383,000, respectively, for the shares of common stock issued to employees. In addition, during the six-month periods ended April 30, 2007 and 2006, we issued 149,020 shares and 246,718 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the six-month periods ended April 30, 2007 and 2006 of approximately $106,000 and $210,000, respectively, and for the three-month periods ended April 30, 2007 and 2006 of approximately $11,000 and $117,000, respectively, for the shares of common stock issued to consultants.

         During the six-month periods ended April 30, 2007 and 2006, we granted to employees and directors options to purchase 2,505,000 shares and 3,575,000 shares, respectively, pursuant to the 2003 Share Plan. We recorded stock-based compensation expense related to stock options granted to employees and directors of approximately $986,000 and $1,517,000 for the six-month periods ended April 30, 2007 and 2006, respectively, and of approximately $278,000 and $1,402,000 for the three-month periods ended April 30, 2007 and 2006, respectively.

         During the six-month period ended April 30, 2007, we acquired an additional minority interest in DISC, a privately held corporation, by exchanging 300,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock.

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

         We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the second quarter of fiscal 2008. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the second quarter of fiscal 2008. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

         We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We are also continuing to pursue marketing and licensing opportunities for our display technology; however, to date, we have not had any revenue from sales or licensing of our LVNDTM display. During the six-month period ended April 30, 2007, we have recognized revenue from sales of encryption products and services of approximately $227,000.

         The following table presents our expected cash requirements for contractual obligations outstanding as of April 30, 2007:


                                       Payments Due by Period
                    ------------------------------------------------------------
                       Less
Contractual            than         1-3         4-5        After
Obligations           1 year       years       years      5 years      Total
------------------  ----------- ----------- -----------  ---------- ------------

Consulting
Agreement             $105,000           -           -           -     $105,000

Noncancelable
Operating Leases      $272,000    $162,000           -           -     $434,000
                    ----------- ----------- -----------  ---------- ------------

Total Contractual
Cash Obligations      $377,000    $162,000           -           -     $539,000
                    =========== =========== ===========  ========== ============


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our financial statements.

         In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides interpretative guidance on how public companies are to quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach (the "roll-over" method) the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach (the "iron curtain" method) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on our financial statements.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS 159 will have on our financial statements.

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

         There was no change in our internal control over financial reporting during the quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1A.  Risk Factors.

         There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2006.

Item 6.  Exhibits.
         ---------

            31.1    Certification of Chief Executive Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated June 11, 2007.

            31.2    Certification of Chief Financial Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated June 11, 2007.

            32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated
                    June 11, 2007.

            32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated
                    June 11, 2007.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COPYTELE, INC.


                                             By: /s/ Denis A. Krusos
                                                 -------------------
                                             Denis A. Krusos
                                             Chairman of the Board and
                                             Chief Executive Officer
June 11, 2007                                (Principal Executive Officer)



                                             By: /s/ Henry P. Herms
                                                 ------------------
                                             Henry P. Herms
                                             Vice President - Finance and
                                             Chief Financial Officer (Principal
June 11, 2007                                Financial and Accounting Officer)