Form 10-Q
period 2007-07-31
COPYTELE INC
filed 2007-09-17
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2007

                         Commission file number 0-11254


                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              11-2622630
--------------------------------                            --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification no.)


         900 Walt Whitman Road
             Melville, NY                                            11747
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On September 12, 2007, the registrant had outstanding 105,280,755 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Condensed Consolidated Balance Sheets as of July 31, 2007
         (Unaudited) and October 31, 2006                                      3

        Condensed Consolidated Statements of Operations (Unaudited) for
         the nine months ended July 31, 2007 and 2006                          4

        Condensed Consolidated Statements of Operations (Unaudited) for
         the three months ended July 31, 2007 and 2006                         5

        Condensed Consolidated Statements of Cash Flows (Unaudited) for
         the nine months ended July 31, 2007 and 2006                          6

        Notes to Condensed Consolidated Financial Statements (Unaudited)  7 - 18

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                          19 - 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.           30

Item 4. Controls and Procedures.                                              31


PART II. OTHER INFORMATION

Item 1A. Risk Factors.                                                        31

Item 6. Exhibits.                                                             31

        SIGNATURES                                                            32

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements.
        ---------------------

                                 COPYTELE, INC.
                                 --------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                  (Unaudited)
                                                 --------------
                                                    July 31,        October 31,
                   ASSETS                             2007             2006*
                   ------                        --------------   --------------

CURRENT ASSETS:
   Cash and cash equivalents                     $     652,765    $   1,281,660
   Short-term investments                              400,000           38,000
   Accounts receivable                                  60,000           10,165
   Inventories                                         214,489          260,823
   Prepaid expenses and other current assets            41,099           32,011
                                                 --------------   --------------
       Total current assets                          1,368,353        1,622,659

PROPERTY AND EQUIPMENT, net                             24,154           23,083

INVESTMENT, at cost                                    417,000          207,000

OTHER ASSETS                                            10,887           10,887
                                                 --------------   --------------
                                                 $   1,820,394    $   1,863,629
                                                 ==============   ==============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $     243,927    $     532,707
   Accrued liabilities                                  76,416           49,081
                                                 --------------   --------------
       Total current liabilities                       320,343          581,788

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share;
    500,000 shares authorized; no shares issued
    or outstanding                                           -                -
   Common stock, par value $.01 per share;
    240,000,000 shares authorized; 104,913,375
    and 99,260,395 shares issued and outstanding,
    respectively                                     1,049,134          992,604
   Additional paid-in capital                       85,220,287       80,797,756
   Accumulated deficit                             (84,769,370)     (80,508,519)
                                                 --------------   --------------
                                                     1,500,051        1,281,841
                                                 --------------   --------------
                                                 $   1,820,394    $   1,863,629
                                                 ==============   ==============

* Derived from audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

 The accompanying notes are an integral part of these condensed balance sheets.

                                 COPYTELE, INC.
                                 --------------
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------

                                                     For the Nine Months Ended
                                                              July 31,
                                                  ------------------------------
                                                       2007             2006
                                                  --------------   -------------

NET SALES                                         $     341,177    $    397,773

COST OF SALES                                           113,765         120,558
                                                  --------------   -------------

    Gross profit                                        227,412         277,215
                                                  --------------   -------------

OPERATING EXPENSES
    Research and development expenses                 2,589,936       3,582,867
    Selling, general and administrative expenses      1,923,448       2,514,218
                                                  --------------   -------------
        Total operating expenses                      4,513,384       6,097,085
                                                  --------------   -------------

LOSS FROM OPERATIONS                                 (4,285,972)     (5,819,870)

INTEREST INCOME                                          25,121          20,159
                                                  --------------   -------------

NET LOSS                                          $  (4,260,851)   $ (5,799,711)
                                                  ==============   =============


PER SHARE INFORMATION:
Net loss per share:
    Basic and Diluted                             $       (0.04)   $      (0.06)
                                                  ==============   =============

Shares used in computing net loss per share:
    Basic and Diluted                               102,422,570      94,551,079
                                                  ==============   =============

   The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                                 --------------
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------

                                                    For the Three Months Ended
                                                              July 31,
                                                  ------------------------------
                                                       2007             2006
                                                  --------------   -------------

NET SALES                                         $     114,000    $    130,845

COST OF SALES                                            36,962          39,245
                                                  --------------   -------------

    Gross profit                                         77,038          91,600
                                                  --------------   -------------

OPERATING EXPENSES
    Research and development expenses                   670,722       1,312,472
    Selling, general and administrative expenses        469,089         933,854
                                                  --------------   -------------
        Total operating expenses                      1,139,811       2,246,326
                                                  --------------   -------------

LOSS FROM OPERATIONS                                 (1,062,773)     (2,154,726)

INTEREST INCOME                                           7,252           7,451
                                                  --------------   -------------

NET LOSS                                          $  (1,055,521)   $ (2,147,275)
                                                  ==============   =============


PER SHARE INFORMATION:
Net loss per share:
    Basic and Diluted                             $       (0.01)   $      (0.02)
                                                  ==============   =============

Shares used in computing net loss per share:
    Basic and Diluted                               104,121,311      95,985,622
                                                  ==============   =============

   The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                                 --------------
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------

                                                     For the Nine Months Ended
                                                              July 31,
                                                   -----------------------------
                                                       2007             2006
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Payments to suppliers, employees and consultants $ (2,182,027)   $ (1,920,582)
  Cash received from customers                          291,342         404,123
  Interest received                                      25,121          20,159
                                                   -------------   -------------
      Net cash used in operating activities          (1,865,564)     (1,496,300)
                                                   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of short-term
   investments (certificates of deposit)                463,000         400,776
  Disbursements to acquire short-term investments
   (certificates of deposit)                           (825,000)       (398,000)
  Disbursements to acquire Digital Info Security
   Co., Inc. common stock                                     -        (110,000)
  Payments for purchases of property and equipment       (8,781)        (10,226)
                                                   -------------   -------------
      Net cash used in investing activities            (370,781)       (117,450)
                                                   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options             1,607,450       1,718,499
                                                   -------------   -------------
      Net cash provided by financing activities       1,607,450       1,718,499
                                                   -------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                           (628,895)        104,749

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,281,660         506,517
                                                   -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    652,765    $    611,266
                                                   =============   =============

RECONCILIATION OF NET LOSS TO NET CASH USED IN
 OPERATING ACTIVITIES:
  Net loss                                         $ (4,260,851)   $ (5,799,711)
  Stock option compensation to employees              1,074,504       2,469,563
  Stock option compensation to consultants                    -         119,262
  Stock awards granted to employees and consultants
   pursuant to stock incentive plans                  1,587,108       1,586,647
  Provision for doubtful accounts and other
   receivables                                                -          18,287
  Depreciation and amortization                           7,709          11,616
  Change in operating assets and liabilities:
    Accounts receivable                                 (49,835)         12,637
    Inventories                                          46,334         103,889
    Prepaid expenses and other current assets            (9,088)         44,062
    Other assets                                              -          (6,287)
    Accounts payable and accrued liabilities           (261,445)        (56,265)
                                                   -------------   -------------
      Net cash used in operating activities        $ (1,865,564)   $ (1,496,300)
                                                   =============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 ACTIVITIES:
  Unregistered common stock issued in connection
   with investment in Digital Info Security Co.,
   Inc.                                            $    210,000    $     97,000
                                                   =============   =============

   The accompanying notes are an integral part of these condensed statements.

                                 COPYTELE, INC.
                                 --------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (UNAUDITED)
                                   -----------

1.   BUSINESS AND FUNDING
     --------------------

Description of Business and Basis of Presentation
-------------------------------------------------

     Our principal operations are the development, production and marketing of thin, flat low-voltage phosphor display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

     The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the nine-month and three-month periods ended July 31, 2007 and 2006. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. Certain prior year amounts have been reclassified to conform with current year presentation.

     The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiary, CopyTele International, Ltd. CopyTele International, Ltd. was incorporated in the British Virgin Islands on July 12, 2007, and as of July 31, 2007 was inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     During the nine months ended July 31, 2007, our cash used in operating activities was approximately $1,866,000. This resulted from payments to suppliers, employees and consultants of approximately $2,182,000, which was offset by cash of approximately $291,000 received from collections of accounts receivable related to sales of encryption products and services, and approximately $25,000 of interest income received. Our cash used in investing activities during the nine months ended July 31, 2007 was approximately $371,000, which resulted from purchases of short-term investments consisting of certificates of deposit of approximately $825,000 and purchases of approximately $9,000 of equipment, offset by approximately $463,000 received upon maturities of short-term investments consisting of certificates of deposit. Our cash provided by financing activities during the nine months ended July 31, 2007 of approximately $1,607,000 resulted from cash received upon the exercise of stock options. Accordingly, during the nine months ended July 31, 2007, our cash and cash equivalents decreased by approximately $629,000 and our short-term investments increased by approximately $362,000. As a result, our cash, cash equivalents, and short-term investments, at July 31, 2007 decreased to approximately $1,053,000 from approximately $1,320,000 at the end of fiscal 2006.

     We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We are also continuing to pursue marketing and licensing opportunities for our display technology. As of July 31, 2007, we had not yet recorded any revenue from sales or licensing of our display. During the nine-month period ended July 31, 2007, we recognized revenue from sales of encryption products and services of approximately $341,000.

     We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2008. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the third quarter of fiscal 2008. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

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

Stock Option Compensation Expense
---------------------------------

     We recorded stock-based compensation expense related to stock options granted to employees and non-employee directors of approximately $1,075,000 and $2,470,000 for the nine-month periods ended July 31, 2007 and 2006, respectively, and of approximately $88,000 and $952,000 for the three-month periods ended July 31, 2007 and 2006, respectively, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying condensed statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the nine-month periods ended July 31, 2007 and 2006 by $0.01 and $0.03, respectively, and for the
three-month   periods  ended  July  31,  2007  and  2006  by  $0.00  and  $0.01, respectively.

     Expense related to the amortization of compensation cost for stock options granted prior to but not yet vested as of the end of the prior fiscal year, included in the stock-based compensation cost related to stock options granted to employees and directors, was approximately $19,000 and $14,000 for the nine-month periods ended July 31, 2007 and 2006, respectively, and approximately $6,000 and $5,000 for the three-month periods ended July 31, 2007 and 2006, respectively. As of July 31, 2007, there was approximately $6,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This unrecognized cost is expected to be fully amortized over the remaining portion of the current fiscal year.

     We account for options granted to consultants using the fair value method required by SFAS No. 123R. We recognized consulting expense for options granted to consultants, during the nine-month periods ended July 31, 2007 and 2006, of approximately $-0- and $119,000, respectively, and during the three-month periods ended July 31, 2007 and 2006, of approximately $-0- and $97,000, respectively. Such consulting expense is included in the accompanying condensed statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

Fair Value Determination
------------------------

     In accordance with SFAS No. 123R, we estimate the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes pricing model. We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups. All of the stock options we granted during the nine-month periods ended July 31, 2007 and 2006 consisted of awards of options with 10-year terms which vested immediately.

     We estimated the fair value of stock option awards using the following assumptions:

                                                   For the Nine    For the Three
                                                   Months Ended    Months Ended
                                                      July 31,        July 31,
                                                 --------------- ---------------
                                                   2007    2006    2007    2006
                                                 ------- ------- ------- -------
Expected term (in years)                            3.0     3.0     1.5     4.3
Volatility                                           92%     99%     78%    104%
Risk-free interest rate                            4.64%   4.36%   4.87%   4.37%
Dividend yield                                        0       0       0       0
Weighted average fair value at grant date         $0.37   $0.47   $0.22   $0.55

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

Stock Option Activity
---------------------

     During the nine-month periods ended July 31, 2007 and 2006, we granted options to purchase 2,880,000 shares and 5,460,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $.66 and $.82 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the nine-month periods ended July 31, 2007 and 2006, stock options to purchase 2,997,230 shares and 2,697,725 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,607,000 and $1,718,000, respectively.

Stock Option Plans
------------------

     As of July 31, 2007, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

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

     Information regarding the 1993 Plan for the nine months ended July 31, 2007 is as follows:

                                                     Current Weighted  Aggregate
                                                     Average Exercise  Intrinsic
                                           Shares    Price Per Share     Value
                                         ----------- ----------------  ---------
Shares Under Option at October 31, 2006   4,167,000        $3.13
 Expired                                 (1,553,000)       $4.46
                                         -----------
Shares Under Option and Exercisable at
 July 31, 2007                            2,614,000        $2.33         $-0-
                                         -----------

     The following table summarizes information about stock options outstanding under the 1993 Plan as of July 31, 2007:

                          Options Outstanding                  Options Exercisable
                 -----------------------------------  -----------------------------------
                                Weighted                            Weighted
                                Average     Weighted                 Average    Weighted
                    Number      Remaining    Average     Number     Remaining    Average
   Range of      Outstanding  Contractual   Exercise  Exercisable  Contractual  Exercise
Exercise Prices  at 7/31/07       Life       Price    at 7/31/07      Life       Price
-----------------------------------------------------------------------------------------

$0.84 to $1.56     784,000        2.29       $1.10      784,000        2.29      $1.10
    $2.28          855,000        .95        $2.28      855,000        .95       $2.28
    $3.38          975,000        0.28       $3.38      975,000        0.28      $3.38

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

     Information regarding the 2000 Share Plan for the nine months ended July 31, 2007 is as follows:

                                                                       Aggregate
                                                     Current Weighted  ---------
                                                     Average Exercise  Intrinsic
                                           Shares    Price Per Share     Value
                                         ----------- ----------------  ---------
Shares Under Option at October 31, 2006   2,268,466        $0.80
 Exercised                                  (66,000)       $0.41        $24,720
                                         -----------

Shares Under Option and Exercisable at
 July 31, 2007                            2,202,466        $0.81         $-0-
                                         -----------

     The following table summarizes information about stock options outstanding under the 2000 Share Plan as of July 31, 2007:

                          Options Outstanding                 Options Exercisable
                 -----------------------------------  -----------------------------------
                                Weighted                            Weighted
                                 Average    Weighted                 Average    Weighted
                   Number      Remaining     Average    Number      Remaining    Average
    Range of     Outstanding  Contractual   Exercise  Exercisable  Contractual  Exercise
Exercise Prices  at 7/31/07       Life       Price    at 7/31/07      Life        Price
-----------------------------------------------------------------------------------------

 $0.34 - $0.40     465,000        3.97       $0.40      465,000        3.97      $0.40
     $0.69         635,466        3.42       $0.69      635,466        3.42      $0.69
 $0.94 - $1.09   1,102,000        3.19       $1.06    1,102,000        3.19      $1.06

     The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of July 31, 2007, 21,508 shares were available for future grants under the 2000 Share Plan.

     The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company. The maximum number of shares of common stock available for issuance under the 2003 Share Plan initially was 15,000,000 shares. On October 8, 2004, February 9, 2006 and August 22, 2007, the 2003 Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,00 shares and 55,000,000 shares, respectively. Current and future non-employee directors are automatically granted nonqualified stock options to purchase 60,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors. The 2003 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each option.

     Information regarding the 2003 Share Plan for the nine months ended July 31, 2007 is as follows:

                                                                       Aggregate
                                                     Current Weighted  ---------
                                                     Average Exercise  Intrinsic
                                           Shares    Price Per Share     Value
                                        ------------ ----------------  ---------
Shares Under Option at October 31, 2006  16,092,475        $0.68
  Granted                                 2,880,000        $0.66
  Exercised                              (2,931,230)       $0.54        $462,285
                                        ------------
Shares Under Option at July 31, 2007     16,041,245        $0.70          $-0-
                                        ------------
Options Exercisable at July 31, 2007     15,981,245        $0.70          $-0-
                                        ------------

     The following table summarizes information about stock options outstanding under the 2003 Share Plan as of July 31, 2007:

                          Options Outstanding                 Options Exercisable
                 -----------------------------------  -----------------------------------
                                Weighted                            Weighted
                                Average     Weighted                 Average    Weighted
                   Number      Remaining     Average     Number     Remaining   Average
    Range of     Outstanding  Contractual   Exercise  Exercisable  Contractual  Exercise
Exercise Prices  at 7/31/07      Life         Price   at 7/31/07      Life       Price
-----------------------------------------------------------------------------------------
 $0.25 - $0.46    2,505,000      6.02        $0.29     2,505,000      6.02       $0.29
 $0.52 - $0.77    6,125,170      7.97        $0.63     6,065,170      8.00       $0.63
 $0.81 - $1.07    7,411,075      7.99        $0.91     7,411,075      7.99       $0.91

     The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of July 31, 2007, 758,027 shares were available for future grants under the 2003 Share Plan.

Stock Grants
------------

     We account for stock awards granted to employees and consultants based on their grant date fair value. During the nine-month periods ended July 31, 2007 and 2006, we issued 2,191,730 shares and 1,695,050 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan and the 2000 Share Plan. We recorded compensation expense for the nine-month periods ended July 31, 2007 and 2006 of approximately $1,473,000 and $1,342,000, respectively, and for the three-month periods ended July 31, 2007 and 2006 of approximately $404,000 and $583,000, respectively, for the shares of common stock issued to employees. In addition, during the nine-month periods ended July 31, 2007 and 2006, we issued 164,020 shares and 293,360 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the nine-month periods ended July 31, 2007 and 2006 of approximately $114,000 and $245,000, respectively, and for the three-month periods ended July 31, 2007 and 2006 of approximately $9,000 and $35,000, respectively, for the shares of common stock issued to consultants.

3.   CONCENTRATION OF CREDIT RISK
     ----------------------------

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During the nine months ended July 31, 2007, two customers in the Encryption Products and Services Segment represented 53% and 25%, respectively, of total net sales. During the nine months ended July 31, 2006, two customers in the Encryption Products and Services Segment represented 51% and 24%, respectively, of total net sales. At July 31, 2007, one customer in the Encryption Products and Services Segment represented 100% of accounts receivable and at October 31, 2006, two customers in the Encryption Products and Services Segment represented 89% and 11%, respectively, of accounts receivable.

4.   SHORT-TERM INVESTMENTS
     ----------------------

     Short-term investments represent certificates of deposits, carried at amortized cost, with maturities of less than twelve months. The fair values of the certificates of deposits, including accrued interest, approximate their carrying value due to their short maturities.

5.   INVESTMENT IN AND RELATED PARTY TRANSACTIONS WITH DIGITAL INFO SECURITY CO
     --------------------------------------------------------------------------
INC.
----

     On February 13, 2006, we entered into a Software License and Distribution Agreement (the "DISC License Agreement") to license to Digital Info Security Co Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's e-mail services. The system allows companies to encrypt all e-mail transactions in a manner transparent to the individual user. Concurrently with entering into the DISC License Agreement with DISC, we acquired a minority interest in DISC by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. On May 17, 2006 and July 14, 2006, we purchased an additional 1,000,000 shares and 1,200,000 shares, respectively, of DISC's common stock for $50,000 and $60,000 in cash, respectively. On November 27, 2006, we acquired an additional 5,000,000 shares of DISC's common stock in exchange for 300,000 unregistered shares of our common stock. Accordingly, as of July 31, 2007, we held 12,200,000 shares of DISC's common stock, all of which were restricted securities. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets.

     Our investment in DISC as of July 31, 2007, is recorded in the accompanying condensed balance sheet at cost of $417,000, based on the closing price of our common stock on the dates we acquired DISC common stock in exchange for our common stock, and the price paid for the shares purchased for cash. As of July 31, 2007 we held approximately 13% of the outstanding common stock of DISC. Net sales for the nine-month periods ended July 31, 2007 and 2006 included billings to DISC for engineering services of $180,000 and $95,000 respectively. Net sales for the three-month periods ended July 31, 2007 and 2006 included billings to DISC for engineering services of $60,000 and $45,000, respectively. Accounts receivable at July 31, 2007 include $60,000 from DISC.

6.   INVENTORIES
     -----------

     Inventories consist of the following as of:
                                                    July 31,      October 31,
                                                      2007           2006
                                                   ----------     -----------
         Component parts                           $ 113,531      $  117,040
         Work-in-process                              26,387          43,135
         Finished products                            74,571         100,648
                                                   ----------     -----------
                                                   $ 214,489      $  260,823
                                                   ==========     ===========

7.   NET LOSS PER SHARE OF COMMON STOCK
     ----------------------------------

     We comply with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the nine-month and three-month periods ended July 31, 2007 and 2006, were options to purchase 20,857,711 shares and 22,597,941 shares, respectively.

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

9.   SEGMENT INFORMATION
     -------------------

     We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the nine-month and three-month periods ended July 31, 2007 and 2006:

                                                    Encryption
                                    Flat-Panel       Products
          Segment Data                Display      and Services      Total
---------------------------------  -------------  -------------  -------------

Nine Months Ended July 31, 2007:
   Net sales                       $          -   $    341,177   $    341,177
   Net loss                          (2,174,229)    (2,086,622)    (4,260,851)

Nine Months Ended July 31, 2006:
   Net sales                       $          -   $    397,773   $    397,773
   Net loss                          (2,772,330)    (3,027,381)    (5,799,711)

Three Months Ended July 31, 2007:
   Net sales                       $          -   $    114,000   $    114,000
   Net loss                            (578,123)      (477,398)    (1,055,521)

Three Months Ended July 31, 2006:
   Net sales                       $          -   $    130,845   $    130,845
   Net loss                          (1,070,044)    (1,077,231)    (2,147,275)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations.
--------------

GENERAL
-------

     Our principal operations are the development, production and marketing of thin, flat low-voltage phosphor display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

     We have pioneered the basic development of an innovative new type of flat panel display technology, which improves on our prior display technology. This new proprietary display is a color phosphor based display having a unique low voltage phosphor excitation system. As with our prior display technology, the new technology emits light to display color images, such as movies from DVD players. In addition, we are also developing another version of our new type low voltage and low power display having a different matrix configuration and phosphor excitation system. These new type of displays are expected to be lower in cost than our prior displays. We are now focusing our business discussions with respect to our new type of flat panel display technology with a major consumer electronics company.

     This new technology improves on our prior carbon nanotube and proprietary low voltage color phosphor display technology. We have developed various engineering models using such prior technology, which demonstrated the display's ability to show movies from DVD players by controlling the brightness of selected individual pixels. The carbon nanotubes, which are supplied to us by a U.S. company, require a low voltage for electron emission and are extremely small - approximately 10,000 times thinner than the width of a human hair. The
5.5 inch (diagonal) display we developed has 960 x 234 pixels and utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located approximately 10 microns (1/10th of a human hair) from the pixels. As a result, each pixel phosphor brightness is controlled using a maximum of only 40 volts. The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology. We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition. We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

     Some other characteristics of our display technology are as follows:

     o We have developed a proprietary system which allows us to evacuate our display; to rapidly vacuum seal it at a low temperature to accommodate the matrix; and to create lithographic type spacers to assemble our display utilizing only 0.7mm glass. We thus obtain a display thickness of approximately 1/16th of an inch, thinner than LCD and PDP (plasma) displays.

     o The display matrix, phosphor excitation system, and drivers are all on one substrate.

     o Our display is able to select and change the brightness of each individual pixel, requiring only 40 volts on each pixel phosphor to change the brightness from black to white. This compares to thousands of volts required for other video phosphor based displays, which leads to inherent breakdowns and short life.

     o Our display has no backlight. Because power is only consumed when a pixel is turned on, low power is needed to activate the whole display. The display requires less than 20% the power required by an LCD. This low power consumption could potentially allow use of rechargeable batteries to operate TV products for wireless applications and extend the battery operation time for portable devices.

     o The same basic display technology could potentially be utilized in various size applications, from hand-held to TV size displays.

     o Our proprietary matrix structures can be produced by existing mass production TFT LCD facilities, or portions of these facilities.

     o    Our display eliminates display flicker.

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

     We believe our displays could potentially have a cost similar to a CRT and thus less than current LCD or PDP displays (our display does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD).

     We have continued to direct our encryption marketing efforts towards both the government and commercial security markets. Our government market has been primarily handled by The Boeing Company ("Boeing") and its large distributors of the Thuraya satellite phones. As a result, we have provided our security products to customers using the Thuraya network in the Middle East, Europe, and Africa. Thuraya is scheduled to start providing satellite service to the Far East later this year, which could potentially create larger marketing opportunities for our encryption products. Our security products for the Thuraya network are being used by government agencies, the military and domestic and international non-governmental organizations (NGOs).

     We have supplied USS-900, DCS-1400, and DCS-1200 products to major Thuraya distributors for use by government agencies and NGOs in Middle Eastern, European, and African countries. We are hopeful that these developments will lead to larger commitments for our security products. In addition, we have supplied our USS-900AF automatic fax encryption product to a major U.S. defense contractor to secure its worldwide fax communications and have supplied our encryption solution to a major U.S. company to secure its executive teleconferencing system.

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

     We are cooperating with Asia Pacific Satellite Industries ("APSI"), the supplier of the next generation voice and data handsets for the Thuraya network, and with Boeing to integrate our encryption solution into APSI's handset. As a first step, we are producing and are selling an interconnect cable incorporating active circuits which provide compatibility between APSI's next generation satellite telephone (the "SO-2510") and our current DCS-1200, DCS-1400 and USS-900T models. This solution has been field tested by APSI and by Boeing over the Thuraya network and is currently being marketed to consumers by Boeing and Thuraya distributors. In addition, the new APSI FDU-3500 docking unit for the SO-2510 phone is now available on the market from APSI. The docking unit allows for outdoor and indoor operation of the satellite phone on the Thuraya network. We are producing and have received orders for the CopyTele PA-3500 and PA-3500T products that allow compatibility between our DCS-1200, DCS-1400 and USS-900T encryption devices and the APSI FDU-3500 docking unit.

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

     Our products provide secure communications with many different satellite phones, including the Thuraya 7100/7101 and SO-2510 handheld terminals ("HHT"), Globalstar GSP-1600 HHT, Telit SAT-550/600 HHT, Globalstar GSP-2800/2900 fixed phone, Iridium 9500/9505/9505A HHT, Inmarsat M4 and Mini "M" HHT units from Thrane & Thrane and Nera. Through the use of our products, encrypted satellite communications are available for many Thuraya docking units, including Teknobil's Next Thuraya Docker, Thuraya's Fixed Docking Adapter, APSI's FDU-2500 and FDU-3500 Fixed Docking Units, and Sattrans's SAT-OFFICE Fixed Docking Unit and SAT-VDA Hands-Free Car Kit. We are currently advising APSI and Sattrans on their development of new docking units for the Thuraya handsets which will allow greater flexibility and usage of our encryption products.

     We are continuing to pursue commercial security opportunities created by the Health Insurance Portability and Accountability Act ("HIPAA"), the Sarbanes-Oxley Act, the Gramm-Leach-Bliley Act and other corporate governance requirements.

     In February 2006, we licensed to Digital Info Security Co Inc. ("DISC"), an encrypted system for e-mail that integrates into DISC's e-mail services. The system, our DCS-2200, allows companies to encrypt all e-mail transactions in a manner transparent to the individual user. DISC is adding our e-mail encryption system to their suite of management products and services, which includes e-mail compliance and archiving, remote backup, recovery, and spam and antivirus protection functions. DISC has recently opened an office in Singapore, which will serve as its headquarters for the Asia-Pacific region, and will purse sales to government entities and other parties in the region. DISC is now marketing this system through presentations to commercial customers directly and through trade shows. These efforts have led to customer commitments.

     CopyTele has been working closely with DISC personnel and their potential clients to improve the look and feel of our DCS-2200 system as well as adding new features which make the system even more flexible. The DCS-2200 Encrypting/Decrypting system has been integrated to work with Microsoft Exchange Server email server program. Integrating use with Microsoft Exchange Server, one of the most popular business e-mail systems, allows corporate users an array of features available in the Microsoft platform

     The CopyTele DCS-2200 e-mail system consists of an encryption/decryption software module, which is used within Microsoft Outlook(R) to transparently encrypt and decrypt e-mails at the source or destination, and an Encrypting/Decrypting e-mail server program, which receives clear text or encrypted e-mail communication and re-encrypts it for forwarding to the recipient if required. Copies of e-mails can also be archived in accordance with the tracking and monitoring requirements of the Sarbanes-Oxley Act and Gramm-Leach-Bliley Act and monitored for compliance with other regulatory requirements and with corporate e-mail policies. In addition, the system notifies corporate administrators when e-mails violate such requirements or corporate e-mail policies. In furtherance of the relationship between us and DISC, at the time we licensed our technology to DISC, we acquired 5,000,000 shares of DISC's common stock in exchange for 100,000 shares of our common stock. Since then, we have acquired an additional 7,200,000 shares of DISC's common stock, in the aggregate, for cash and an additional 300,000 shares of our common stock. Accordingly, as of July 31, 2007, we held 12,200,000 shares of DISC's common stock, all of which were restricted securities. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. As of July 31, 2007, we held approximately 13% of the outstanding common stock of DISC.

     Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. Since 1999 we have also generated cash flows from sales of our encryption products. During the past year we have continued to direct our encryption marketing efforts to participate in the security opportunities created by the U.S. Department of Homeland Security, the Defense Department, and the enactment of laws such as HIPAA, the Sarbanes-Oxley Act, and Gramm-Leach-Bliley Act, which mandate that government and private sector firms provide higher levels of information privacy and security. We are continuing to pursue marketing and licensing opportunities for our display technology. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options will be adequate to fund our operations at least through the end of the third quarter of fiscal 2008.

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

RESULTS OF OPERATIONS
---------------------

Nine months ended July 31, 2007 compared with nine months ended July 31, 2006
-----------------------------------------------------------------------------

     Net Sales and Gross Profit

     Net Sales. Net sales decreased by approximately $57,000 in the nine-month period ended July 31, 2007, to approximately $341,000, as compared to approximately $398,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The decrease in net sales resulted from a reduction in unit sales of approximately $142,000, to approximately $161,000, as compared to approximately $303,000 in the comparable prior-year period, offset by an increase in revenue from encryption services of $85,000, to $180,000, as compared to $95,000 in the comparable prior-year period. The revenue from encryption services in the both periods resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

     Gross Profit. Gross profit from sales of encryption products and services decreased by approximately $50,000 in the nine-month period ended July 31, 2007, to approximately $227,000, as compared to a gross profit of approximately $277,000 in the comparable prior-year period. The decrease in gross profit is primarily due to the decrease in sales. Gross profit as a percent of net sales in the nine-month period ended July 31, 2007 was approximately 67%, as compared to approximately 70% in the comparable prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

     Research and Development Expenses

     Research and development expenses decreased by approximately $993,000 in the nine-month period ended July 31, 2007, to approximately $2,590,000, from approximately $3,583,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $1,105,000, offset by an increase in employee compensation, other than stock option expense, and related costs of approximately $66,000, primarily resulting from the grant of employee bonuses, and an increase in outside research and development expense of approximately $55,000.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by approximately $591,000 to approximately $1,923,000 in the nine-month period ended July 31, 2007, from approximately $2,514,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a decrease in employee stock option compensation expense of approximately $291,000, a decrease in professional fees of approximately $227,000, a decrease in consultant stock option expense of approximately $119,000 and a decrease in advertising expense of approximately $25,000, offset by an increase in employee compensation, other than stock option expense, and related costs of approximately $72,000, primarily resulting from the grant of employee bonuses.

     Interest Income

     Interest income was approximately $25,000 in the nine-month period ended July 31, 2007, compared to approximately $20,000 in the comparable prior-year period. The increase in interest income was principally the result of an increase prevailing interest rates.

Three months ended July 31, 2007 compared with three months ended July 31, 2006
-------------------------------------------------------------------------------

     Net Sales and Gross Profit

     Net Sales. Net sales decreased by approximately $17,000 in the three-month period ended July 31, 2007, to approximately $114,000, as compared to approximately $131,000 in the comparable prior-year period. All revenue during both periods was from encryption products and services. The decrease in net sales resulted from a decrease in unit sales of approximately $32,000, to approximately $54,000, as compared to approximately $86,000 in the comparable prior-year period, offset by an increase in revenue from encryption services of $15,000, to $60,000, as compared to $45,000 in the comparable prior-year period. The revenue from encryption services in the both periods resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

     Gross Profit. Gross profit from sales of encryption products and services decreased by approximately $15,000 in the three-month period ended July 31, 2007, to approximately $77,000, as compared to a gross profit of approximately $92,000 in the comparable prior-year period. The decrease in gross profit is primarily due to the decrease in sales. Gross profit as a percent of net sales in the three-month period ended July 31, 2007 was approximately 68%, as compared to approximately 70% in the comparable prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

     Research and Development Expenses

     Research and development expenses decreased by approximately $641,000 in the three-month period ended July 31, 2007, to approximately $671,000, from approximately $1,312,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $559,000 and a decrease in employee compensation, other than stock option expense, and related costs of approximately $160,000, offset by an increase in outside research and development expense of approximately $76,000.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by approximately $465,000 to approximately $469,000 in the three-month period ended July 31, 2007, from approximately $934,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a decrease in employee stock option compensation expense of approximately $305,000, a decrease in consultant stock option expense of approximately $97,000 and a decrease in employee compensation, other than stock option expense, and related costs of approximately $76,000.

     Interest Income

     Interest income was approximately $7,000 in both of the three-month periods ended July 31, 2007 and 2006.

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

     During the nine months ended July 31, 2007, our cash used in operating activities was approximately $1,866,000. This resulted from payments to suppliers, employees and consultants of approximately $2,182,000, which was offset by cash of approximately $291,000 received from collections of accounts receivable related to sales of encryption products and services, and approximately $25,000 of interest income received. Our cash used in investing activities during the nine months ended July 31, 2007 was approximately $371,000, which resulted from purchases of short-term investments consisting of certificates of deposit of approximately $825,000 and purchases of approximately $9,000 of equipment, offset by approximately $463,000 received upon maturities of short-term investments consisting of certificates of deposit. Our cash provided by financing activities during the nine months ended July 31, 2007 of approximately $1,607,000 resulted from cash received upon the exercise of stock options. Accordingly, during the nine months ended July 31, 2007, our cash and cash equivalents decreased by approximately $629,000 and our short-term investments increased by approximately $362,000. As a result, our cash, cash equivalents, and short-term investments, at July 31, 2007 decreased to approximately $1,053,000 from approximately $1,320,000 at the end of fiscal 2006.

     Accounts receivable increased by approximately $50,000 from approximately $10,000 at the end of fiscal 2006 to approximately $60,000 at July 31, 2007. The increase in accounts receivable is a result of the timing of collections. Inventories decreased approximately $47,000 from approximately $261,000 at October 31, 2006 to approximately $214,000 at July 31, 2007, primarily as a result of the timing of shipments and production schedules. Investment at cost increased to $417,000 at July 31, 2007 compared to $207,000 at October 31, 2006, due to an additional non-cash investment in DISC. Accounts payable and accrued liabilities decreased by approximately $262,000 from approximately $582,000 at the end of fiscal 2006 to approximately $320,000 at July 31, 2007, as a result the timing of payments.

     As a result of these changes, working capital at July 31, 2007 increased to approximately $1,048,000 from approximately $1,041,000 at the end of fiscal 2006.

     Our working capital includes inventory of approximately $214,000 at July 31, 2007. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

     During the nine-month periods ended July 31, 2007 and 2006, we issued 2,191,730 shares and 1,695,050 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan and the 2000 Share Plan. We recorded compensation expense for the nine-month periods ended July 31, 2007 and 2006 of approximately $1,473,000 and $1,342,000, respectively, and for the three-month periods ended July 31, 2007 and 2006 of approximately $404,000 and $583,000, respectively, for the shares of common stock issued to employees. In addition, during the nine-month periods ended July 31, 2007 and 2006, we issued 164,020 shares and 293,360 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the nine-month periods ended July 31, 2007 and 2006 of approximately $114,000 and $245,000, respectively, and for the three-month periods ended July 31, 2007 and 2006 of approximately $9,000 and $35,000, respectively, for the shares of common stock issued to consultants.

     During the nine-month periods ended July 31, 2007 and 2006, we granted options to purchase 2,880,000 shares and 5,460,000 shares, respectively, to employees, non-employee directors and consultants pursuant to the 2003 Share Plan. We recorded stock-based compensation expense related to stock options granted to employees, non-employee directors and consultants of approximately $1,075,000 and $2,589,000 for the nine-month periods ended July 31, 2007 and 2006, respectively, and of approximately $88,000 and $1,050,000 for the three-month periods ended July 31, 2007 and 2006, respectively.

     During the nine-month period ended July 31, 2007, we acquired an additional minority interest in DISC by exchanging 300,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets

     The auditor's report on our financial statements as of October 31, 2006 states that the net loss incurred during the year ended October 31, 2006, our accumulated deficit as of that date, and the other factors described in Note 1 to the Financial Statements included in our Annual Report on Form 10-K for the year ended October 31, 2006, raise substantial doubt about our ability to continue as a going concern. The auditor's report on our financial statements for the year ended October 31, 2005 contained a similar statement. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

     We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of encryption products and flat panel displays, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the third quarter of fiscal 2008. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the third quarter of fiscal 2008. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

     We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We are also continuing to pursue marketing and licensing opportunities for our display technology. As of July 31, 2007, we had not yet recorded any revenue from sales or licensing of our display. During the nine-month period ended July 31, 2007, we recognized revenue from sales of encryption products and services of approximately $341,000.

     The following table presents our expected cash requirements for contractual obligations outstanding as of July 31, 2007:

                                   Payments Due by Period
                                   ----------------------
                      Less
Contractual           than        1-3       4-5      After
Obligations          1 year      years     years    5 years      Total
-----------------  ----------  ---------  -------  ---------   ----------

 Consulting
 Agreement         $  40,000          -        -          -    $  40,000

Noncancelable
Operating Leases   $ 274,000   $ 92,000        -          -    $ 366,000
                   ----------  ---------  -------  ---------   ----------
Total Contractual
Cash Obligations   $ 314,000   $ 92,000        -          -    $ 406,000
                   ==========  =========  =======  =========   ==========

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

     There was no change in our internal control over financial reporting during the quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1A. Risk Factors.
         -------------

     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2006.

Item 6. Exhibits.
        ---------

          31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 17, 2007.

          31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 17, 2007.

          32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 17, 2007.

          32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 17, 2007.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COPYTELE, INC.


                                              By: /s/ Denis A. Krusos
                                                  ------------------------------
                                              Denis A. Krusos
                                              Chairman of the Board and
                                              Chief Executive Officer
September 17, 2007                            (Principal Executive Officer)


                                              By: /s/ Henry P. Herms
                                                  ------------------------------
                                              Henry P. Herms
                                              Vice President - Finance and
                                              Chief Financial Officer (Principal
September 17, 2007                            Financial and Accounting Officer)