Form 10-K
period 2007-10-31
COPYTELE INC
filed 2008-01-15
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 0-11254
--------------------------------------------------------------------------------
                                 COPYTELE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                    11-2622630
--------------------------------------------      ------------------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
             or Organization)                           Identification No.)
--------------------------------------------------------------------------------
                              900 Walt Whitman Road
                               Melville, NY 11747
                                 (631) 549-5900

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

Large accelerated filer [__]  Accelerated filer  [x]  Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant's Common Stock on the Over-the-Counter Bulletin Board on such date ($0.65):
$66,146,288

On January 10, 2008, the registrant had outstanding 128,131,651 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.
================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

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

Overview
--------

     Our principal operations are the development, production and marketing of thin, flat, low-voltage phosphor display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

     Display Technology
     ------------------

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

     On November 2, 2007, we entered into a Technology License Agreement (the "License Agreement") with Videocon Industries Limited, an Indian company ("Videocon"). Under the License Agreement, we licensed to Videocon our technology for thin, flat, low voltage phosphor displays, for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing our technology.

CopyTele and Videocon will jointly cooperate to implement our technology into production displays. Improvements to the technology will be jointly owned by CopyTele and Videocon, and the parties will jointly decide whether to pursue patents for any improvements. The license of our technology is non-transferable and worldwide. Under the License Agreement, Videocon will pay us a license fee of US$ 11 million, payable in installments over a 27 month period. The first installment of $2 million will be paid after the License Agreement is effective. The License Agreement will be effective after Videocon has obtained the necessary regulatory approvals in India for the payment of the license fees and royalties. Videocon has filed for approval with the Indian government. Videocon will also pay us an agreed upon royalty based on display sales by Videocon.

     We will continue to have the right to produce and market, and to utilize Volga Svet Ltd., a Russian display company that we have been working with for more than ten years ("Volga"), and an Asian company that CopyTele has been working with for more than four years, to produce and market, products utilizing our technology. Additional licenses of our technology to third parties require the joint agreement of CopyTele and Videocon.

     In connection with the License Agreement, for the term of the license granted under the License Agreement, Videocon and CopyTele will each appoint one senior advisor to the other's board of directors to advise with respect to strategic planning and technology in the display field.

     At the same time as we entered into the License Agreement, we entered into a Share Subscription Agreement with an affiliate of Videocon ("Mars Overseas") for Mars Overseas to purchase 20,000,000 shares of our common stock, and a subsidiary of ours, CopyTele International Ltd. ("CopyTele International"), entered into a GDR Purchase Agreement to purchase 1,495,845 global depository receipts ("GDRs") of Videocon. Both transactions were completed in our first fiscal quarter of fiscal 2008. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our new technology improves on our prior carbon nanotube and proprietary low voltage color phosphor display technology. We have developed various engineering models using such prior technology, which demonstrated the display's ability to show movies from DVD players by controlling the brightness of selected individual pixels. The carbon nanotubes, which are supplied to us by a U.S. company, require a low voltage for electron emission and are extremely small - approximately 10,000 times thinner than the width of a human hair. The
5.5 inch (diagonal) display we developed has 960 x 234 pixels and utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located approximately 10 microns (1/10th of a human hair) from the pixels. As a result, each pixel phosphor brightness is controlled using a maximum of only 40 volts. The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology.

We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition. We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

          Some other characteristics of our display technology are as follows:

o We have developed a proprietary system which allows us to evacuate our display; to rapidly vacuum seal it at a low temperature to accommodate the matrix; and to create lithographic type spacers to assemble our display utilizing only 0.7mm glass. We thus obtain a display thickness of approximately 1/16th of an inch, thinner than LCD (liquid crystal) and PDP (plasma) displays.
o The display matrix, phosphor excitation system, and drivers are all on one substrate.
o Our display is able to select and change the brightness of each individual pixel, requiring only 40 volts on each pixel phosphor to change the brightness from black to white. This compares to thousands of volts required for other video phosphor based displays, which leads to inherent breakdowns and short life.
o Our display has no backlight. Because power is only consumed when a pixel is turned on, low power is needed to activate the whole display. The display requires less than 20% the power required by an LCD. This low power consumption could potentially allow use of rechargeable batteries to operate TV products for wireless applications and extend the battery operation time for portable devices.
o The same basic display technology could potentially be utilized in various size applications, from hand-held to TV size displays.
o Our proprietary matrix structures can be produced by existing mass production TFT (thin film technology) LCD facilities, or portions of these facilities.
o         Our display eliminates display flicker.
o Our display has an approximately 1,000 times faster video response time than an LCD, and matches the response time of a cathode ray tube
          (CRT).
o Our display can be viewed with high contrast over approximately a 180 degree viewing angle, in both the horizontal and vertical directions, which exceeds the viewing angle of LCDs.
o Also like CRTs, our display is capable of operating over a temperature range (-40(degree)C to 85(degree)C) which exceeds the range over which LCDs can operate, especially under cold temperature conditions.

     We believe our displays could potentially have a cost similar to a CRT and thus less than current LCD or PDP displays (our display does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD).

     Encryption Products and Technology
     ----------------------------------

     During the past year we have also continued to pursue our encryption business. We have sought encryption opportunities in both the commercial and government security markets.

     Our government market has been primarily handled by The Boeing Company ("Boeing") and its large distributors of the Thuraya satellite phones. The Thuraya Satellite Network has grown as a communications provider due to its geographic coverage, quality of service and cost effective usage. With Thuraya's planned expansion, including the addition of another satellite this year, Thuraya should continue its growth.

     During fiscal 2007, we entered into a new three year agreement with Boeing. Boeing now distributes 13 of our products, including our DCS-1400D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products, which were specifically designed for the Thuraya network. Boeing sells these products under the brand name of Thuraya.

     We are continuing to promote our Thuraya encryption solutions through other Thuraya developers and resellers beside Boeing, including Asia Pacific Satellite Industries ("APSI"). We offer a full line of voice, fax and data encryption products that secure these communications, and our products are being used by government agencies, military, and domestic and international non-governmental organizations (NGOs) in the Middle East, Europe, Far East and Africa.

     APSI has manufactured new Thuraya handsets and docking units that allow satellite and GSM cellular communications both outdoors and indoors. CopyTele and APSI have developed connecting cables and compatibility arrangements that customers can easily set up and utilize to secure their communications over the Thuraya network and which are compatible with landline telephone systems. APSI's new FDU-3500 docking unit for its SO-2510 phone is now available in the market. This unit allows for outdoor and indoor operation of the satellite phone on the Thuraya network. Our new PA-3500 and PA-3500T products allow compatibility between our DCS-1200, DCS-1400 and USS-900T encryption devices and the APSI FDU-3500 docking unit and SO-2510 phone. We are working on further designs for encrypting the SO-2510 phone that we believe will increase customer attraction to security by reducing the size of the encryption unit and greatly improving the customer's graphical interface.

     Our products provide secure communications with many different satellite phones, including the Thuraya 7100/7101/SO-2510 handheld terminal ("HHT"), Globalstar GSP-1600 HHT, Telit SAT-550/600 HHT, Globalstar GSP-2800/2900 fixed phone, Iridium 9500/9505/9505A HHT, Inmarsat M4 and Mini "M" HHT units from Thrane & Thrane and Nera. Through the use of our products, encrypted satellite communications are available for many Thuraya docking units, including Teknobil's Next Thuraya Docker, Thuraya's Fixed Docking Adapter, APSI's FDU-2500 and FDU-3500 Fixed Docking Units, and Sattrans's SAT-OFFICE Fixed Docking Unit and SAT-VDA Hands-Free Car Kit.

     We have also added Voice over Internet Protocol (VoIP) functions to the DCS-1200 for corporate utilization over popular new telephone systems.

     In the commercial field, we licensed our encryption system for e-mail to Digital Info Security Co Inc. ("DISC"), located in Westminster, Colorado. The system, our DCS-2200, integrates into DISC's e-mail services and allows companies to encrypt all e-mail transactions in a manner transparent to the individual user.

     General
     -------

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

New Technologies Under Development
----------------------------------

     Display Technology
     ------------------

     We are continuing to pursue our efforts to develop new technologies for our color displays. We are continuing to develop another version of our new type low voltage and low power display having a different matrix configuration and phosphor excitation system. This new type of display is covered under the license provided to Videocon and is expected to be lower in cost to produce than our prior displays.

     Encryption Technology
     ---------------------

     We are continually engaged in the development of additional capabilities for our current product lines as well as the development of new products to meet current and anticipated customer applications. We are further developing encryption products and pursuing commercial security opportunities created by the Health Insurance Portability and Accountability Act ("HIPAA"), the Sarbanes-Oxley Act, the Gramm-Leach-Bliley Act and other corporate governance requirements.

          Other products under development include the following:

o A voice encryption device for integration into the APSI SO-2510 handset that takes advantage of the Thuraya voice network. This application simplifies the customer's security configuration while reducing the utilization costs.

o Advancing our compatibility with Universal Serial Bus (USB) connected cellular and satellite phones and our DCS-1200, DCS-1400 and USS-900T products. The additional services will expand our wireless compatibility domestically and abroad.

Production
----------

     Flat Panel Video Display Products
     ---------------------------------

     Under our License Agreement with Videocon, Videocon (or a Videocon Group company) is to produce products incorporating displays utilizing our technology. Upon the Indian government's approval of the payment of the license fees and royalties, we will be working with Videocon to implement our display technology for Videocon to produce the displays. We are also producing color displays, with the assistance of Volga and the Asian company, which incorporate the new type of matrix and phosphor excitation system described above.

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

Marketing and Sales
-------------------

     Flat Panel Video Display Products
     ---------------------------------

     Under our License Agreement with Videocon, Videocon (or a Videocon Group company) is to market the products it produces that incorporate displays utilizing our technology.

Upon the Indian government's approval of the payment of the license fees and royalties, we will be cooperating with Videocon to implement our display technology for Videocon to produce such products, including TV's.

     Encryption Products
     -------------------

     During the past year we have continued to direct our marketing efforts to participate in the security opportunities created by the U.S. Department of Homeland Security, the Defense Department, and the enactment of laws such as HIPAA, the Sarbanes-Oxley Act, and Gramm-Leach-Bliley Act, which mandate that government and private sector firms provide higher levels of information privacy and security. For example, HIPAA requires certain privacy protection for medical records and other health care information for individuals. We are working on applications involving our encryption technology that offer simple, straight-forward compliance measures for these laws. We have licensed to DISC an encryption system that integrates our encryption technology into DISC's secure e-mail services.

     We have extended our long term agreement with Boeing, which is distributing our line of encryption products. These include voice, fax and data products on a non-exclusive basis. We also have entered into agreements with Thuraya service providers to distribute our encryption equipment abroad.

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

Customers
---------

     During Fiscal 2007, we recognized $240,000 in net sales from DISC, approximately 49% of our total net sales, and approximately $143,000 in net sales from Delta Bridge, Inc, approximately 29% of total net sales. During fiscal 2006, we recognized approximately $204,000 in net sales from GloCall Middle East FZE, a subsidiary of France Telecom Mobile Satellite Communications and a Thuraya service provider, approximately 40% of our total net sales. During fiscal 2005, we recognized approximately $339,000 in net sales from The Boeing Company, approximately 77% of our total net sales. All of such sales were in our Encryption Products and Services Segment.

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

Patents
-------

     We have received patents from the United States and certain foreign patent offices, expiring at various dates between 2009 and 2024. We have also filed or are planning to file patent applications for our display technologies and for our encryption technologies.

     We have received from the U.S. patent office patents for six variations of our video display technology. We have also received patents related to the design, structure and method of construction of the E-Paper(TM) flat panel display, methods of operating the display, particle generation, applications using the E-Paper(TM) flat panel display, and for our solid state and thin film video color display. In addition, one of our patent applications describing our display technology has been published. We have received from the U.S. patent office six patents related to our encryption technology.

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

Research and Development
------------------------

     Research and development expenses were approximately $3,404,000, $4,614,000, and $2,267,000 for the fiscal years ended October 31, 2007, 2006 and 2005, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our Financial Statements.

Employees and Consultants
-------------------------

     We had 20 full-t-ime and 1 part-time employees and 12 consultants as of October 31, 2007. Nineteen of these individuals, including our Chairman of the Board and Chief Executive Office and our President, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Six individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us. None of our employees is represented by a labor organization or union.

Financial Information About Segments and Geographical Areas
-----------------------------------------------------------

     See our Financial Statements

Item 1A.     Risk Factors.
             -------------

     Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

o We have experienced significant net losses and negative cash flows from operations and they may continue.

     We have had net losses and negative cash flows from operations in each year since our inception, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through October 31, 2007. We have set forth below our net losses, research and development expenses and net cash used in operations for the three fiscal years ended October 31, 2007:


                                                     Fiscal Years Ended October 31,
                                                     ------------------------------
                                                           2007               2006               2005
                                                           ----               ----               ----
Net loss................................................ $5,458,218         $7,600,901         $4,451,257
Research and development expenses.......................  3,403,943          4,614,300          2,266,911
Net cash used in operations.............................  2,396,859          1,847,108          1,720,332



o We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders.

     We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products. We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees we expect to receive from Videocon after Videocon has obtained the necessary regulatory approvals in India for such payments, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2009. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2009.

     The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that the necessary regulatory approvals in India for payments of license fees by Videocon to us will be obtained, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

o We may not generate sufficient revenue to support our operations in the future or to generate profits.

     Our principal operations are the development, production and marketing of thin, flat, low-voltage phosphor display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media. We have pursued and are continuing to pursue marketing and licensing opportunities for our display technology. To date we have not received any revenue from sales or licensing of our display technology; however, commencing in fiscal 2008 we expect to receive license fees from Videocon after Videocon has obtained the necessary regulatory approvals in India for such payments. Our encryption products are only in their initial stages of commercial production. Our investments in research and development are considerable. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

     o Videocon obtaining approval from the Indian government for the payment of the license fees and royalties to us under the License Agreement.
     o Our and Videocon's ability to implement our technology for Videocon to produce and market products containing our displays.
     o The capability of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for ten years, to produce color and monochrome displays and supply them to us.
     o    Our ability to successfully market our line of encryption products.

     o Our production capabilities and those of our suppliers as required for the production of our encryption products.
     o    Long-term performance of our products.
     o The capability of our dealers and distributors to adequately service our encryption products.
     o Our ability to maintain an acceptable pricing level to end-users for both our encryption and display products.
     o    The ability of suppliers to meet our requirements and schedule.
     o Our ability to successfully develop other new products under development.
     o    Rapidly changing consumer preferences.
     o The possible development of competitive products that could render our products obsolete or unmarketable.
     o Our future negotiations with Volga with respect to payments and other arrangements with Volga.

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

     o    Our arrangements with Videocon involve market risks.

     At the same time as we entered into the License Agreement, we entered into a Share Subscription Agreement with an affiliate of Videocon, Mars Overseas, for Mars Overseas to purchase 20,000,000 shares of our common stock (the "CopyTele Shares"), and a subsidiary of ours, CopyTele International, entered into a GDR Purchase Agreement to purchase 1,495,845 GDRs of Videocon (the "Videocon GDRs"). The Videocon GDRs are listed on the Luxembourg Stock Exchange. The value of the Videocon GDRs owned by us depends upon, among other things, the value of Videocon's securities in its home market of India, as well as exchange rates between the U.S. dollar and Indian rupee (the currency in which Videocon's securities are traded in its home market).

     In addition, for the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the "Securities") for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas have entered into two Loan and Pledge Agreements. The Videocon GDRs are to be held as security for a loan in principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in principal amount of $5,000,000 from CopyTele International to Mars Overseas. The loans are for a term of seven years and do not bear interest. The loan agreements also provide for customary events of default which may result in forfeiture of the Securities by the defaulting party. There can be no assurance that the respective parties receiving such loans will not default on such loan.

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

Item 1B.          Unresolved Staff Comments.
                  --------------------------

                  None.

Item 2.           Properties.
                  -----------

     We lease approximately 12,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease that expires November 30, 2008. Our base rent is approximately $270,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. This lease does not contain provisions for its renewal and management will continue to evaluate the future adequacy of this facility. We anticipate securing a lease renewal for this facility at the end of the lease term if we determine to remain there. See
Note 9 to our Financial Statements.

     We believe that the facilities described above are adequate for our current requirements.

Item 3.           Legal Proceedings.
                  ------------------

     We are not a party to any material pending legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended October 31, 2007.

                                     PART II
                                     -------

Item 5.           Market for the Registrant's Common Equity, Related Stockholder
                  --------------------------------------------------------------
                  Matters and Issuer Purchases of Equity Securities.
                  --------------------------------------------------

     Our common stock is traded on the Over-the-Counter Bulletin Board, under the symbol "COPY". The high and low sales prices as reported by the Over-the-Counter Bulletin Board for each quarterly fiscal period during our fiscal years ended October 31, 2006 and 2007 have been as follows:


-----------------------------------------------------------------------------------------------------------
             Fiscal Period                             High                              Low
-----------------------------------------------------------------------------------------------------------
            1st quarter 2006                           $1.06                            $0.52
            2nd quarter 2006                            1.09                             0.73
            3rd quarter 2006                            1.00                             0.62
            4th quarter 2006                            0.70                             0.51
-----------------------------------------------------------------------------------------------------------
            1st quarter 2007                            1.01                             0.50
            2nd quarter 2007                            0.94                             0.56
            3rd quarter 2007                            0.75                             0.46
            4th quarter 2007                           $0.96                            $0.51
-----------------------------------------------------------------------------------------------------------

     As of January 10, 2008, the approximate number of record holders of our common stock was 1,337 and the closing price of our common stock was $1.28 per share.

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


                                        -------------------------------------------------------------------
                                                    As of and for the years ended October 31,
                                        -------------------------------------------------------------------
                                            2007         2006          2005         2004         2003
 ----------------------------------------------------------------------------------------------------------
 Net Sales                             $  486,852    $  508,651    $  439,785   $  494,462   $  244,221
 ----------------------------------------------------------------------------------------------------------
 Cost of revenue -
      Cost of goods and services sold     160,360       156,446       132,966      176,112      123,140

      Provision for excess inventory          -            -          586,662         -          52,804
                                        -------------------------------------------------------------------
           Total cost of revenue          160,360       156,446       719,628      176,112      175,944
 ----------------------------------------------------------------------------------------------------------
 Gross Profit (Loss)                      326,492       352,205      (279,843)     318,350       68,277
 ----------------------------------------------------------------------------------------------------------
 Research and Development Expenses      3,403,943     4,614,300     2,266,911    2,164,427    1,807,742
 ----------------------------------------------------------------------------------------------------------
 Selling, General and Administrative    2,414,916     3,365,521     1,919,010    1,518,911    1,379,614
 Expenses
 ----------------------------------------------------------------------------------------------------------
 Interest Income                           34,149        26,715        14,507        4,333        4,668
 ----------------------------------------------------------------------------------------------------------
 Net Loss                              (5,458,218)   (7,600,901)   (4,451,257)  (3,360,655)  (3,114,411)
 ----------------------------------------------------------------------------------------------------------
 Net Loss Per Share of Common Stock -
 Basic and Diluted                          ($.05)        ($.08)        ($.05)       ($.04)       ($.04)
 ----------------------------------------------------------------------------------------------------------
 Total Assets                           1,870,159     1,863,629     1,466,253    2,316,050    2,330,491
 ----------------------------------------------------------------------------------------------------------
 Long Term Obligations                        -            -            -             -            -
 ----------------------------------------------------------------------------------------------------------
 Shareholders' Equity                   1,191,350     1,281,841     1,118,023    1,872,930    1,988,206
 ----------------------------------------------------------------------------------------------------------
 Cash Dividends Per Share of Common           -            -            -             -            -
 Stock
 ----------------------------------------------------------------------------------------------------------


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

General
-------

     Our principal operations are the development, production and marketing of thin, flat, low-voltage phosphor display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

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

     On November 2, 2007, we entered into a Technology License Agreement (the "License Agreement") with Videocon Industries Limited, an Indian company ("Videocon"). Under the License Agreement, we licensed to Videocon our technology for thin, flat, low voltage phosphor displays, for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing out technology. CopyTele and Videocon will jointly cooperate to implement our technology into production displays. Improvements to the technology will be jointly owned by CopyTele and Videocon, and the parties will jointly decide whether to pursue patents for any improvements. The license of our technology is non-transferable and worldwide. Under the License Agreement, Videocon will pay us a license fee of US$ 11 million, payable in installments over a 27 month period. The first installment of $2 million will be paid after the License Agreement is effective. The License Agreement will be effective after Videocon has obtained the necessary regulatory approvals in India for the payment of the license fees and royalties. Videocon has filed for approval with the Indian government. Videocon will also pay us an agreed upon royalty based on display sales by Videocon.

     We will continue to have the right to produce and market, and to utilize Volga Svet Ltd., a Russian display company that we have been working with for more than ten years ("Volga"), and an Asian company that CopyTele has been working with for more than four years, to produce and market, products utilizing our technology. Additional licenses of our technology to third parties require the joint agreement of CopyTele and Videocon.

     In connection with the License Agreement, for the term of the license granted under the License Agreement, Videocon and CopyTele will each appoint one senior advisor to the other's board of directors to advise with respect to strategic planning and technology in the display field.

     At the same time as we entered into the License Agreement, we entered into a Share Subscription Agreement with an affiliate of Videocon ("Mars Overseas") for Mars Overseas to purchase 20,000,000 shares of our common stock, and a subsidiary of ours, CopyTele International Ltd. ("CopyTele International"), entered into a GDR Purchase Agreement to purchase 1,495,845 global depository receipts ("GDRs") of Videocon. Both transactions were completed in our first fiscal quarter of fiscal 2008. See "--Subsequent Events."

     Our new technology improves on our prior carbon nanotube and proprietary low voltage color phosphor display technology. We have developed various engineering models using such prior technology, which demonstrated the display's ability to show movies from DVD players by controlling the brightness of selected individual pixels. The carbon nanotubes, which are supplied to us by a U.S. company, require a low voltage for electron emission and are extremely small - approximately 10,000 times thinner than the width of a human hair. The
5.5 inch (diagonal) display we developed has 960 x 234 pixels and utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located approximately 10 microns (1/10th of a human hair) from the pixels. As a result, each pixel phosphor brightness is controlled using a maximum of only 40 volts. The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology. We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition. We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

          Some other characteristics of our display technology are as follows:

        o We have developed a proprietary system which allows us to evacuate our display; to rapidly vacuum seal it at a low temperature to accommodate the matrix; and to create lithographic type spacers to assemble our display utilizing only 0.7mm glass. We thus obtain a display thickness of approximately 1/16th of an inch, thinner than LCD (liquid crystal) and PDP (plasma) displays.
        o The display matrix, phosphor excitation system, and drivers are all on one substrate.
        o Our display is able to select and change the brightness of each individual pixel, requiring only 40 volts on each pixel phosphor to change the brightness from black to white. This compares to thousands of volts required for other video phosphor based displays, which leads to inherent breakdowns and short life.
        o Our display has no backlight. Because power is only consumed when a pixel is turned on, low power is needed to activate the whole display. The display requires less than 20% the power required by an LCD. This low power consumption could potentially allow use of rechargeable batteries to operate TV products for wireless applications and extend the battery operation time for portable devices.

        o The same basic display technology could potentially be utilized in various size applications, from hand-held to TV size displays.
        o Our proprietary matrix structures can be produced by existing mass production TFT (thin film technology) LCD facilities, or portions of these facilities.
        o Our display eliminates display flicker.
        o Our display has an approximately 1,000 times faster video response time than an LCD, and matches the response time of a cathode ray tube
          (CRT).
        o Our display can be viewed with high contrast over approximately a 180 degree viewing angle, in both the horizontal and vertical directions, which exceeds the viewing angle of LCDs.
        o Also like CRTs, our display is capable of operating over a temperature range (-40(degree)C to 85(degree)C) which exceeds the range over which LCDs can operate, especially under cold temperature conditions.

     We believe our displays could potentially have a cost similar to a CRT and thus less than current LCD or PDP displays (our display does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD).

     During the past year we have also continued to pursue our encryption business. We have sought encryption opportunities in both the commercial and government security markets.

     Our government market has been primarily handled by The Boeing Company ("Boeing") and its large distributors of the Thuraya satellite phones. The Thuraya Satellite Network has grown as a communications provider due to its geographic coverage, quality of service and cost effective usage. With Thuraya's planned expansion, including the addition of another satellite next year, Thuraya should continue its growth.

     During fiscal 2007, we entered into a new three year agreement with Boeing. Boeing now distributes 13 of our products, including our DCS-1400D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products, which were specifically designed for the Thuraya network. Boeing sells these products under the brand name of Thuraya.

     We are continuing to promote our Thuraya encryption solutions through other Thuraya developers and resellers beside Boeing, including Asia Pacific Satellite Industries ("APSI"). We offer a full line of voice, fax and data encryption products that secure these communications, and our products are being used by government agencies, military, and domestic and international non-governmental organizations (NGOs) in the Middle East, Europe, Far East and Africa.

     APSI has manufactured new Thuraya handsets and docking units that allow satellite and GSM cellular communications both outdoors and indoors. CopyTele and APSI have developed connecting cables and compatibility arrangements that customers can easily set up and utilize to secure their communications over the Thuraya network and which are compatible with landline telephone systems. APSI's new FDU-3500 docking unit for its SO-2510 phone is now available in the market. This unit allows for outdoor and indoor operation of the satellite phone on the Thuraya network. Our new PA-3500 and PA-3500T products allow compatibility between our DCS-1200, DCS-1400 and USS-900T encryption devices and the APSI FDU-3500 docking unit and SO-2510 phone. We are working on further designs for encrypting the SO-2510 phone that we believe will increase customer attraction to security by reducing the size of the encryption unit and greatly improving the customer's graphical interface.

     Our products provide secure communications with many different satellite phones, including the Thuraya 7100/7101/SO-2510 handheld terminal ("HHT"), Globalstar GSP-1600 HHT, Telit SAT-550/600 HHT, Globalstar GSP-2800/2900 fixed phone, Iridium 9500/9505/9505A HHT, Inmarsat M4 and Mini "M" HHT units from Thrane & Thrane and Nera. Through the use of our products, encrypted satellite communications are available for many Thuraya docking units, including Teknobil's Next Thuraya Docker, Thuraya's Fixed Docking Adapter, APSI's FDU-2500 and FDU-3500 Fixed Docking Units, and Sattrans's SAT-OFFICE Fixed Docking Unit and SAT-VDA Hands-Free Car Kit.

     We have also added Voice over Internet Protocol (VoIP) functions to the DCS-1200 for corporate utilization over popular new telephone systems.

     In the commercial field, we licensed our encryption system for e-mail to Digital Info Security Co Inc. ("DISC"), located in Westminster, Colorado. The system, our DCS-2200, integrates into DISC's e-mail services and allows companies to encrypt all e-mail transactions in a manner transparent to the individual user.

     In furtherance of our relationship with DISC, during fiscal 2006 we acquired 7,200,000 shares of DISC's common stock. On November 27, 2006, we acquired an additional 5,000,000 shares of DISC's common stock in exchange for 300,000 unregistered shares of our common stock. Accordingly, as of October 31, 2007, we held 12,200,000 shares of DISC's common stock, all of which were restricted securities. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. According to DISC's most recent public financial report, as of September 30, 2007 we held approximately 12% of the outstanding common stock of DISC. More information on DISC can be obtained on their website www.disecurityco.com.

     Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations.

Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. Since 1999 we have also generated cash flows from sales of our encryption products and in fiscal 2008 we expect to commence receiving license fees from Videocon after Videocon has obtained the necessary regulatory approvals in India for such payments. During the past year we have continued to direct our encryption marketing efforts to participate in the security opportunities created by the U.S. Department of Homeland Security, the Defense Department, and the enactment of laws such as HIPAA, the Sarbanes-Oxley Act, and Gramm-Leach-Bliley Act, which mandate that government and private sector firms provide higher levels of information privacy and security. We have pursued and are continuing to pursue marketing and licensing opportunities for our display technology. To date we have not received any revenue from sales or licensing of our display technology; however, commencing in fiscal 2008 we expect to receive license fees from Videocon after Videocon has obtained the necessary regulatory approvals in India for such payments. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options will be adequate to fund our operations at least through the end of the first quarter of fiscal 2009.

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

     Stock-Based Compensation
     ------------------------

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

     Effective November 1, 2005, we adopted SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award. We recorded approximately $1,081,000 and $2,973,000 of stock-based compensation expense, related to stock options granted to employees and directors, for the years ended October 31, 2007 and 2006, respectively. Under the accounting method we followed prior to November 1, 2005, we did not record any stock-based compensation expense related to stock options granted to employees and directors for the year ended October 31, 2005. If we had included the cost of employee stock option compensation in the financial statements for the year ended October 31, 2005, our net loss would have increased by approximately $2,804,000 based on the fair value of the stock options granted to employees. See Note 2 to the Consolidated Financial Statements for additional information.

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

Results of Operations
---------------------

     Fiscal Year Ended October 31, 2007 Compared to Fiscal Year Ended
     ----------------------------------------------------------------
     October 31, 2006
     ----------------

     Net Sales and Gross Profit

     Net Sales. Net sales decreased by approximately $22,000 in fiscal 2007, to approximately $487,000, as compared to approximately $509,000 in fiscal 2006. All sales during both periods were from encryption products and services. The decrease in net sales resulted from a reduction in unit sales of approximately $131,000, to approximately $247,000, as compared to approximately $378,000 in fiscal 2006, offset by an increase in revenue from encryption services of $109,000, to $240,000, as compared to $131,000 in fiscal 2006. The revenue from encryption services in both periods resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales of our encryption products between periods generally represent the nature of the early stage of our product and sales channel development. Revenue from sales of encryption services is generally non-recurring due to the nature of the individual transactions.

     Gross Profit. Gross profit from net sales of encryption products and services decreased by approximately $26,000 in fiscal 2007, to approximately $326,000, as compared to approximately $352,000 in fiscal 2006. The decrease in gross profit is primarily due to the decrease in sales. Gross profit as a percent of net sales in fiscal 2007 was approximately 67%, as compared to approximately 69% in fiscal 2006. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

     Research and Development Expenses

     Research and development expenses decreased by approximately $1,210,000 in fiscal 2007, to approximately $3,404,000, from approximately $4,614,000 in fiscal 2006. The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $1,421,000, to approximately $607,000 in fiscal 2007 compared to approximately $2,028,000 in fiscal 2006, offset by an increase of approximately $153,000 in outside research and development expense primarily relating to development of our display technology and an increase in employee compensation, other than stock option expense, and related costs of approximately $77,000.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by approximately $951,000 to approximately $2,415,000 in fiscal 2007 from approximately $3,366,000 in fiscal 2006.

The decrease in selling, general and administrative expenses was principally due to a decrease in employee stock option compensation expense of approximately $471,000, to approximately $474,000 in fiscal 2007 compared to approximately $945,000 in fiscal 2006, a decrease in professional fees of approximately $312,000, a decrease in consulting services of approximately $118,000 and a decrease in shareholder relations expense of approximately $64,000, offset by an increase in employee compensation, other than stock option expense, and related costs of approximately $59,000.

     Interest Income

     Interest income was approximately $34,000 in fiscal 2007, compared to approximately $27,000 in the comparable prior-year period. The increase in interest income was principally due to an increase in prevailing interest rates.

     Fiscal Year Ended October 31, 2006 Compared to Fiscal Year Ended
     ----------------------------------------------------------------
     October 31, 2005
     ----------------

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

     Gross Profit (Loss). Gross profit (loss) from net sales of encryption products and services increased by approximately $632,000 in fiscal 2006, to a profit of approximately $352,000, as compared to a loss of approximately $280,000 in fiscal 2005. The increase in gross profit is primarily the result of the provision for excess inventory due to changes in product requirements of approximately $587,000 recorded in fiscal 2005, compared to no such provision in fiscal 2006, and the increased revenue from encryption services in fiscal 2006. Gross profit as a percentage of net sales in fiscal 2006 was approximately 69%. Gross profit (loss) as a percent of net sales in fiscal 2005 is not meaningful, since we recorded a loss, due to the inventory adjustment during the year. Because of the limited number of transactions during each of the periods, gross profit percentages, excluding the effect of inventory adjustments, are sensitive to individual transactions.

     Research and Development Expenses

     Research and development expenses increased by approximately $2,347,000 in fiscal 2006, to approximately $4,614,000, from approximately $2,267,000 in fiscal 2005.

The increase in research and development expenses was principally due to employee stock option compensation expense of approximately $2,028,000 in fiscal 2006 compared to $-0- in fiscal 2005, an increase of approximately $157,000 in outside research and development expense primarily relating to development of our display technology, an increase in patent related expenses of approximately $102,000 and an increase in employee compensation, other than stock option expense, and related costs of approximately $68,000. The employee stock option compensation expense included in our financial statements in fiscal 2006 is a result of our adopting SFAS No. 123R, effective November 1, 2005.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by approximately $1,447,000 to approximately $3,366,000 in fiscal 2006 from approximately $1,919,000 in fiscal 2005. The increase in selling, general and administrative expenses was principally due to employee stock option compensation expense of approximately $945,000 in fiscal 2006 compared to $-0- in fiscal 2005, an increase in professional fees of approximately $372,000 and an increase in employee compensation, other than stock option expense, and related costs of approximately $112,000. The employee stock option compensation expense included in our financial statements in fiscal 2006 is a result of our adopting SFAS No. 123R, effective November 1, 2005.

     Interest Income

     Interest income was approximately $27,000 in fiscal 2006, compared to approximately $15,000 in the comparable prior-year period. The increase in interest income was principally due to an increase in prevailing interest rates.

Liquidity and Capital Resources
-------------------------------

     From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. In 2001 and 2002, we also received payments under a technology development agreement. In addition, commencing in the fourth quarter of fiscal 1999, we have generated cash flows from sales of our encryption products and in fiscal 2008 we expect to commence receiving license fees from Videocon after Videocon has obtained the necessary regulatory approvals in India for such payments.


     During fiscal 2007, our cash used in operating activities was approximately $2,397,000. This resulted from payments to suppliers, employees and consultants of approximately $2,808,000, which was offset by cash of approximately $377,000 received from collections of accounts receivable and other receivables related to sales of encryption products and services, and approximately $34,000 of interest income received.

Our cash used by investing activities during fiscal 2007 was approximately $375,000, which resulted from purchases of short-term investments consisting of certificates of deposit of approximately $825,000 and purchases of approximately $13,000 of equipment, offset by approximately $463,000 received upon maturities of short-term investments consisting of certificates of deposit. Our cash provided by financing activities during fiscal 2007 of approximately $2,160,000 resulted from cash received upon the exercise of stock options. Accordingly, during fiscal 2007 our cash and cash equivalents decreased by approximately $613,000 and our short-term investments increased by approximately $362,000. As a result, our cash, cash equivalents, and short-term investments, at October 31, 2007 decreased to approximately $1,069,000 from approximately $1,320,000 at the end of fiscal 2006.

     Accounts receivable increased by approximately $110,000 from approximately $10,000 at the end of fiscal 2006 to $120,000 at October 31, 2007. The increase in accounts receivable is a result of the timing of collections. Inventories decreased approximately $69,000 from approximately $261,000 at October 31, 2006 to approximately $192,000 at October 31, 2007, as a result of the timing of shipments and production schedules. Investments at cost increased to $417,000 at October 31, 2007 compared to $207,000 at the end of fiscal 2006, due to an additional non-cash investment in DISC. Accounts payable and accrued liabilities increased by approximately $97,000 from approximately $582,000 at the end of fiscal 2006 to approximately $679,000 at October 31, 2007, primarily as a result of an increase in accrued salaries in fiscal 2007 of approximately $279,000 offset by a decrease in accounts payable of approximately $185,000. The decrease in accounts payable was primarily due to a decrease in legal and auditing fees payable and the timing of payments.

     As a result of these changes, working capital at October 31, 2007 decreased to approximately $737,000 from approximately $1,041,000 at the end of fiscal 2006.

     Our working capital includes inventory of approximately $192,000 and $261,000 at October 31, 2007 and 2006, respectively. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. During fiscal 2005, we recorded a provision for excess inventory of approximately $587,000 due to changes in product requirements. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

     During fiscal years ended October 31, 2007, 2006 and 2005, we issued shares of common stock to certain employees for services rendered, principally in lieu of cash compensation. We recorded compensation expense for the fiscal years ended October 31, 2007, 2006 and 2005 of approximately $1,735,000, $1,897,000 and $1,822,000, respectively, for shares of common stock issued to employees. In addition during fiscal 2007, 2006 and 2005, we issued shares of common stock to consultants for services rendered. We recorded consulting expense for the fiscal years ended October 31, 2007, 2006 and 2005 of approximately $182,000, $287,000 and $37,000, respectively, for shares of common stock issued to consultants.

     We recorded approximately $1,081,000 and $2,973,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the years ended October 31, 2007 and 2006, respectively, in accordance with SFAS No. 123R.

Under the accounting method we followed prior to November 1, 2005, we did not record any stock-based compensation expense related to stock options granted to employees and directors for the year ended October 31, 2005. If we had included the cost of employee stock option compensation in the financial statements for the year ended October 31, 2005, our net loss would have increased by approximately $2,804,000 based on the fair value of the stock options granted to employees.

     We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees we expect to receive from Videocon after Videocon has obtained the necessary regulatory approvals in India for such payments, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2009. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2009. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that the necessary regulatory approvals in India for payments of license fees by Videocon to us will be obtained, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

     We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have pursued and are continuing to pursue marketing and licensing opportunities for our display technology. To date we have not received any revenue from sales or licensing of our display technology; however, commencing in fiscal 2008 we expect to receive license fees from Videocon after Videocon has obtained the necessary regulatory approvals in India for such payments. During fiscal 2007, we have recognized revenue from sales of encryption products and services of approximately $487,000.

     The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2007:


                                                          Payments Due by Period
                                                          ----------------------
                                 Less
Contractual                      than              1-3              4-5            After
Obligations                     1 year            years            years          5 years           Total
-------------------------    -------------    --------------    ------------    -------------    -------------

Consulting Agreement         $  43,000                   -                -               -      $   43,000

Noncancelable
Operating Leases             $ 277,000             $ 23,000               -               -      $  300,000
                             -------------    --------------    ------------    -------------    -------------

Total Contractual
Cash Obligations             $ 320,000             $ 23,000               -               -       $ 343,000
                             =============    ==============    ============    =============    =============


     We have no variable interest entities or other off-balance sheet obligation arrangements.

Effect of Recent Accounting Pronouncements
------------------------------------------

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

     In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach (the "roll-over" method) the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach (the "iron curtain" method) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS 157 will have on our financial statements.

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

Subsequent Events
-----------------

     On November 2, 2007, we entered into the License Agreement with Videocon. Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the "Licensed Technology"), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, with the first installment of $2 million payable 15 days after the License Agreement is effective. The License Agreement will be effective after Videocon has obtained the necessary regulatory approvals in India for the payment of the license fees and royalties and may be terminated if the required approvals are not obtained in a reasonable period of time. We will also receive an agreed upon royalty from Videocon based on display sales by Videocon.

     We will continue to have the right to produce and market, and to utilize Volga and an Asian company that we have been working with for more than four years, to produce and market, products utilizing the Licensed Technology. Additional licenses of the Licensed Technology to third parties require our joint agreement with Videocon.

     On November 2, 2007, we also entered into a Share Subscription Agreement (the "Subscription Agreement") with Mars Overseas, an affiliate of Videocon. Under the Subscription Agreement, Mars Overseas agreed to purchase from us 20,000,000 shares of our common stock (the "CopyTele Shares") for an aggregate purchase price of $16,200,000. The purchase of the CopyTele Shares pursuant to the Subscription Agreement closed on November 6, 2007.

     Also on November 2, 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International, entered into a GDR Purchase Agreement (the "Purchase Agreement") with Global EPC Ventures Limited ("Global"), for CopyTele International to purchase from Global 1,495,845 GDRs of Videocon (the "Videocon GDRs") for an aggregate purchase price of $16,200,000. Videocon's GDRs are listed on the Luxembourg Stock Exchange. The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed on December 19, 2007.

     For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the "Securities") for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas have entered into two Loan and Pledge Agreements dated November 2, 2007. The Videocon GDRs are to be held as security for a loan in principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in principal amount of $5,000,000 from CopyTele International to Mars Overseas. The loans are for a term of seven years and do not bear interest. Prepayment of each loan requires payment of a premium by the borrower and, in any event, the lien on the Securities securing the loan which is prepaid will not be released until the seventh anniversary of the closing of the loans and the prepaid amount would be held in escrow until such date. The loan agreements required the parties to enter into an escrow agreement under which the parties deposited the Securities with an escrow agent for the term of the loans. The loan agreements also provide for customary events of default which may result in forfeiture of the Securities by the defaulting party. The loan agreements also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits received by the escrow agent in respect of Securities. The closing of the loans took place on December 19, 2007.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

     As of October 31, 2007, we had investments in short term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

     See accompanying "Index to Financial Statements."

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

     None.

Item 9A. Controls and Procedures
         -----------------------

Disclosure Controls and Procedures
----------------------------------

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of fiscal 2007.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

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

     Our management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2007. This assessment of our internal control over financial reporting used the criteria for effective internal control established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2007.

     The effectiveness of our internal control over financial reporting as of October 31, 2007, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report below.

Change in Internal Control Over Financial Reporting
---------------------------------------------------

     There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CopyTele, Inc. and Subsidiaries

We have audited the effectiveness of CopyTele, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CopyTele, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2007 and our report dated January 14, 2008 expressed an unqualified opinion on those financial statements.


/s/ GRANT THORNTON LLP

Melville, New York
January 14, 2008

Item 9B.          Other Information.
                  ------------------

         None.

                                    PART III
                                    --------

Item 10.          Directors, Executive Officers and Corporate Governance.
                  -------------------------------------------------------

     The following table sets forth certain information with respect to all of our directors and executive officers:


-----------------------------------------------------------------------------------------------------------
                                                                                          Director and/or
     Name                      Position with the Company and                     Age       Executive
                                   Principal Occupation                                   Officer Since
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos           Director, Chairman of the Board and Chief              80           1982
                          Executive Officer
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto          Director and President                                 83           1982
-----------------------------------------------------------------------------------------------------------
Henry P. Herms            Director, Chief Financial Officer and Vice             62           2000
                          President - Finance
-----------------------------------------------------------------------------------------------------------
George P. Larounis        Director                                               79           1997
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

     Mr. Herms has served as our Chief Financial Officer and Vice President - Finance since November 2000 and as one of our Directors since August 2001. Mr. Herms was also our Chief Financial Officer from 1982 to 1987. He is also a former audit manager and CPA with the firm of Arthur Andersen LLP. He holds a B.B.A. degree from Adelphi University.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission ("SEC").

Directors, executive officers and ten percent stockholders are required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2007, except that Frank J. DiSanto failed to timely file reports with respect to eight transactions during the period from November 1, 2006 through November 30, 2006. Such transactions involved shares sold at the direction of Edward A. Ambrosino, a receiver for certain of Mr. DiSanto's assets appointed in a divorce proceeding, pursuant to a court order authorizing Mr. Ambrosino to cause the sale of such shares. Although Mr. DiSanto made numerous requests of Mr. Ambrosino to provide the information necessary for filing on a timely basis, the information was first provided by Mr. Ambrosino on December 5, 2006, at which date Mr. DiSanto completed the filing.

Code of Ethics
--------------

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

Nomination Procedures
---------------------

     There were no changes to the procedures by which security holders may recommend nominations to our Board of Directors during our fiscal year 2007.

Audit Committee Financial Expert
--------------------------------

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

Item 11.          Executive Compensation.
                  -----------------------

Compensation Discussion and Analysis
------------------------------------

     The following provides an overview and analysis of our executive compensation programs and policies:

         Compensation Program Philosophy and Objectives
         ----------------------------------------------

     Our vision is to develop, produce and market our thin, flat, low-voltage phosphor display and the development, production and marketing of our multi-functional encryption products that provide information security for domestic and international users over virtually every communication media. Competition for talented executives in the display and encryption industry is intense. Our ability to attract and retain executives with the requisite skills and experience to grow our business and achieve our business strategies is crucial to our ability to realize this vision. Accordingly, we have designed our executive compensation program to meet the following objectives:

     o Attract, motivate and retain highly qualified executives;
     o Align management interests with those of shareholders; and
     o Reward and encourage superior performance.

     To attain these objectives, our executive compensation program contains both short-term and long term incentives rewarding individual and company performance that generates returns for our shareholders.

         Role of the Board of Directors
         ------------------------------

     The Board of Directors is primarily responsible for overseeing our compensation and employee benefit plans and practices. In determining the compensation of our senior management, the Board of Directors decisions are influenced by each individual's experience level and scope of responsibility, and the overall performance of the Company and the individual.

     The Board of Directors takes into account each person's performance in helping the Company achieve certain goals, including the following: (i) development of its flat panel technology, (ii) making business arrangements for licensing its technology, (iii) development of encryption products, (iv) and making business arrangements to license and market its encryption products. The Board of Directors evaluates the performance of our Chief executive Officer, Mr. Denis A. Krusos, directly. Mr. Krusos is not present during the Board of Directors deliberations as to his compensation. With respect to senior management other than Mr. Krusos, the Board of Directors relies upon the recommendation of Mr. Krusos, as the person in the best position to judge the respective performances of such individuals.

     Because the market for talented executives is extremely competitive, the Board of Directors also considers, from time to time, the form and amount of compensation paid to executives of other companies, compiled from publicly available information. While the Board of Directors can engage compensation consultants to assist with this task, it did not engage any such consultants in fiscal 2007. The Board of Directors does not target a specific benchmark for compensation from the other companies whose compensation it reviews, but rather uses the information in light of the other factors.

     Elements of executive Compensation
     ----------------------------------

     Our executive compensation consists primarily of two elements: base salary and stock options under our stock equity incentive plans, which provides long-term equity incentives.

     Base Salary-
     ------------

     We determine base salaries for our executives based on, among other things, job responsibilities, their tenure with and individual contribution to the Company, and their prior relevant background and experience. We also take account competitive market data, but do not target base salary at any particular level in comparison to the market. Our Board of Directors reviews base salaries annually. To maintain flexibility, we do not target base salary at any particular percent of total compensation.

         Stock Options-
         --------------

     The Board of Directors believes it is important to provide our senior management with stock-based incentive compensation that increases in value in direct correlation with improvement in the performance of our common stock. This aligns management's interests with those of our stockholders and supports the creation of long-term shareholder value. The fundamental philosophy is to link the amount of compensation for an executive to his or her contribution to the Company's success in achieving financial and other objectives. In general, we grant stock options under stock equity incentive plans to directors, officers, and other employees upon commencement of their employment with us and periodically thereafter. We generally grant stock options at regularly scheduled Board meetings.

     As with other elements of compensation, the Board of Directors considers a combination of factors, such as job responsibility, individual contribution and market competition, in establishing the amount of compensation provided by options to each individual executive. Equity incentives are not set at any particular percentage of total compensation.

     The option awards are granted at an exercise price equal to the closing price of common stock on the grant date (the date the grant is approved.) Options for directors and officers generally vest on the date of grant or after a 6 or 12 month period following the grant date, provided the grantee remains employed on the vesting date, so that such compensation is at risk of forfeiture based on the executive's continued service with us. The stock equity incentive plans also provide for the award of restricted stock, although such awards have not been used in any material respect. No restricted stock was awarded during fiscal 2007.

     Other Benefits-
     ---------------

     We provide our executives with customary, board-based benefits that are provided to all employees, including medical insurance, life, and disability insurance.

We also provide our executives with certain perquisites which are not a significant element of executive compensation.

     Policy on Ownership of Stock and Options
     ----------------------------------------

     We do not have any policy regarding levels of equity ownership (stock or options) by our executive officers or directors.

     Policy on Deductibility of Compensation
     ---------------------------------------

     Section 162(m) of the Internal revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers named in the proxy statement, unless certain requirements are met. To maintain flexibility in compensating executive officers in a manner designed to aid in retention and promote varying corporate performance objectives, the Board of Directors has not adopted a policy of meeting the section 162(m) requirements.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     As disclosed above, the Board of Directors is primarily responsible for overseeing our compensation and employee benefit plans and practices. We do not have a compensation committee or other Board committee that performs equivalent functions.

Board of Directors Report on Executive Compensation
---------------------------------------------------

     We have reviewed and discussed the above "Compensation Discussion and Analysis" with management. Based upon this review and discussion, we have recommended that the "Compensation Discussion and Analysis" be included in this Annual Report on Form 10-K.

                                             Denis A Krusos
                                             Frank J. DiSanto
                                             Henry P. Herms
                                             George P. Larounis

Executive Compensation
----------------------

     The following table sets forth certain information for our fiscal year ended October 31, 2007, or fiscal 2007, with respect to compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer (the "Named Executives"). No other executive officer received total compensation in excess of $100,000 during fiscal 2007.


-----------------------------------------------------------------------------------------------------------

                                        SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                                                                 Option      All Other        Total
                Name and                            Salary       Awards    Compensation    Compensation
           Principal Position             Year        ($)        ($) (1)     ($) (2)           ($)
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos,                          2007     $250,000     $422,170       $28,532        $700,702
Chairman of the Board,
Chief Executive Officer and Director
-----------------------------------------------------------------------------------------------------------
Henry P. Herms                            2007     $100,000      $30,155       $14,300        $144,455
Chief Financial Officer, Vice
President- Finance and Director
-----------------------------------------------------------------------------------------------------------

           (1) Amounts in the Option Awards column represent the dollar amounts recognized for financial statement reporting purposes for fiscal 2007 for each Named Executive in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004). A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for the year ended October 31, 2007, included elsewhere in this Annual Report on Form 10-K.

           (2) Amounts in the All Other Compensation column reflect, for each Named Executive, the sum of the incremental cost to us of all perquisites and personal benefits, which consisted solely of auto allowance and related expenses for fiscal 2007.

     The following table sets forth certain information with respect to grants of stock options to the Named Executives during fiscal 2007:


-----------------------------------------------------------------------------------------------------------
                                       GRANTS OF PLAN BASED AWARDS
-----------------------------------------------------------------------------------------------------------
                                          All Other Option
                                          Awards: Number of
                                         Securities Underlying    Exercise Price of       Grant Date
                                                Option            Options Awards          Fair Value
     Name               Grant Date               (#)                  ($/Sh)                 ($)
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos          11/26/06              700,000                $0.70                $422,170
-----------------------------------------------------------------------------------------------------------
Henry P. Herms           11/26/06               50,000                $0.70                 $30,155
-----------------------------------------------------------------------------------------------------------

     The following table sets forth certain information with respect to unexercised stock options held by the Named Executives outstanding on October 31, 2007:


-----------------------------------------------------------------------------------------------------------
                               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
-----------------------------------------------------------------------------------------------------------
                                            Option Awards (1)
-----------------------------------------------------------------------------------------------------------
                          Number of Securities
                         Underlying Unexercised
                              Options (#)            Option Exercise Price
      Name                   Exercisable                     ($)                Option Expiration Date
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos                 300,000                     $3.750                    11/11/2007
                                300,000                     $2.281                     7/13/2008
                                50,000                      $1.313                      4/8/2009
                                250,000                     $1.063                    10/26/2010
                                250,000                     $0.688                      1/1/2011
                                250,000                     $0.400                     9/19/2011
                                500,000                     $0.250                      5/5/2013
                                500,000                     $0.430                     2/22/2014
                                250,000                     $0.810                     5/10/2014
                              1,000,000                     $1.040                    10/25/2014
                              1,500,000                     $0.650                     2/17/2015
                              1,000,000                     $0.520                    10/30/2015
                              1,000,000                     $0.830                     5/31/2016
                                700,000                     $0.700                      11/20/16
-----------------------------------------------------------------------------------------------------------
Henry P. Herms                  100,000                     $0.938                    11/19/2010
                                 50,000                     $0.688                      1/1/2011
                                100,000                     $0.400                     9/19/2011
                                 50,000                     $0.810                     5/10/2014
                                 70,000                     $1.040                    10/25/2014
                                100,000                     $0.650                     2/17/2015
                                100,000                     $0.520                    10/30/2015
                                 50,000                     $0.830                     5/31/2016
                                 50,000                     $0.700                    11/20/2016
-----------------------------------------------------------------------------------------------------------


           (1) There are no un-exercisable stock options held by Named Executives as of October 31, 2007.

     The following table summarizes the exercise of stock options during fiscal 2007 by Named Executives:


----------------------------------------------------------------------------------------------------------
                                  OPTION EXERCISES AND STOCK VESTED TABLE
----------------------------------------------------------------------------------------------------------
                       Name                                            Option Awards
----------------------------------------------------------------------------------------------------------
                                                  Number of Shares Acquired         Value Realized
                                                         on Exercise                  on Exercise
                                                             (#)                        ($) (1)
----------------------------------------------------------------------------------------------------------
                 Denis A. Krusos                          1,000,000                     $340,000
----------------------------------------------------------------------------------------------------------
                  Henry P. Herms                            200,000                      $68,000
----------------------------------------------------------------------------------------------------------


           (1) The value realized on exercise is calculated based on the difference between the exercise price of the options and the market price of the stock at the time of exercise.

Director's Compensation
-----------------------

     There is no present arrangement for cash compensation of directors for services in that capacity. Under the 2003 Share Incentive Plan, each non-employee director is entitled to receive nonqualified stock options to purchase 60,000 shares of common stock each year that such director is elected to the Board of Directors. Since the Company did not hold a shareholder's meeting during fiscal 2007, Mr. Larounis did not receive a stock option in fiscal 2007 upon his election to the Board of Directors.

     Our employee directors, Denis A. Krusos, Frank J. DiSanto and Henry P. Herms do not receive any additional compensation for services provided as a director. The following table sets forth compensation of George P. Larounis, our sole non-employee director for fiscal 2007:


----------------------------------------------------------------------------------------------------------
                                          DIRECTORS COMPENSATION
----------------------------------------------------------------------------------------------------------

                                                                                     All Other
                                                      Option Awards                Compensation
                     Name                                ($) (1)                        ($)
----------------------------------------------------------------------------------------------------------
                George P. Larounis                         $25,749                         -
----------------------------------------------------------------------------------------------------------


           (1) Amounts in the Option Awards column represent the dollar amounts recognized for financial statement reporting purposes for fiscal 2007 for Mr. Larounis in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004). These amounts related to awards granted in prior years. A discussion of assumptions used in valuation of option awards may be found in
               Note 2 to our Consolidated Financial Statements for the year ended October 31, 2007, included elsewhere in this Annual Report on Form 10-K. At October 31, 2007, Mr. Larounis held unexercised stock options to purchase 600,000 shares of our common stock.

Item 12.        Security Ownership of Certain Beneficial Owners and Management
                ---------------------------------------------------------------
                and Related Stockholder Matters.
                --------------------------------

     The following table sets forth certain information with respect to our common stock beneficially owned as of January 10, 2008 by (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and (c) all directors and executive officers as a group:


-----------------------------------------------------------------------------------------------------------
                                                         Amount and Nature of Beneficial    Percent of
    Name and Address of Beneficial Owner                         Ownership(1)(2)               Class
===========================================================================================================
Mars Overseas Limited (3)                                         20,000,000                  15.6%
P.O. Box 309, GI Ugland House
South Church Street, George Town
Grand Cayman, Cayman Islands
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos                                                    9,719,880                  7.16%
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto                                                   1,443,000                  1.11%
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
Henry P. Herms                                                       881,575                   *
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
George P. Larounis                                                   620,000                   *
900 Walt Whitman Road
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group                   12,664,455                  9.15%
(4 persons)
-----------------------------------------------------------------------------------------------------------

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

      (2) Includes 7,550,000 shares, 1,443,000 shares, 670,000 shares,
          600,000 shares and 10,263,000 shares which Denis A. Krusos, Frank J. DiSanto, Henry P. Herms, George P. Larounis, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Stock Option Plan, 2000 Share Incentive Plan and the 2003 Share Incentive Plan.

      (3) Based on the information provided in a Schedule 13G for such entity filed with the Securities and Exchange Commission on November 9, 2007.

Equity Compensation Plan Information
------------------------------------

     The following is information as of October 31, 2007 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 1993 Stock Option Plan, our 2000 Share Incentive Plan and our 2003 Share Incentive Plan. See Note 8 to Financial Statements for more information on these plans.


                                                                                    Number of securities
                                   Number of                                       remaining available for
                                   securities                                      future issuance under
                                to be issued upon         Weighted average           equity compensation
                                   exercise of            exercise price of            plans (excluding
                              outstanding options,       outstanding options,       securities reflected in
  Plan category                warrants and rights       warrants and rights              column (a))
--------------------------    ----------------------    -----------------------    --------------------------
                                       (a)                       (b)                          (c)
Equity compensation                4,797,466                  $1.64                          21,508
plans approved by
security holders

Equity compensation               14,476,245                  $0.74                      10,345,087
plans not approved by
security holders

Total                             19,273,711                  $0.97                      10,366,595


Item 13.       Certain Relationships and Related Transactions, and Director
               ------------------------------------------------------------
               Independence
               ------------
Related Person Transaction Approval Policy

     Our Board of Directors review and approve all transactions between us and a related person, to the extent required by applicable rules and regulations. Generally, management would present to the Board of Directors for approval at the next regularly scheduled Board meeting any related person transactions proposed to be entered into by us.

Director Independence

     Our Board of Directors oversees the activities of our management in the handling of the business and affairs of our company. None of our directors are "independent" under the rules applicable to the Nasdaq Stock Market.


Item 14.       Principal Accountant Audit Fees and Services.
               ---------------------------------------------

     The following table describes fees for professional audit services rendered by Grant Thornton LLP, our present independent registered public accounting firm and principal accountant, for the audit of our annual financial statements and for other services for the years ended October 31, 2007, and 2006.


                       Type of Fee                          2007                    2006
                       -----------                          ----                    ----

       Audit Fees                                        $ 272,620               $ 414,896
       Audit Related Fees                                      -                         -
       Tax Fees - Tax consulting services                    6,098                       -
       All Other Fees                                          -                         -
                                                         ---------               ---------
       Total                                             $ 278,718               $ 414,896
                                                         =========               =========


Procedures For Board of Directors Pre-Approval of Audit and Permissible
-----------------------------------------------------------------------
Non-Audit Services of Independent Auditor
-----------------------------------------

     Our Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Grant Thornton LLP's engagement to conduct our audit was approved by the Board of Directors on September 10, 2007. We did not enter into any non-audit engagement or relationship with Grant Thornton LLP during fiscal 2007.

                                     PART IV


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


             10.19 Long Term Agreement dated May 23, 2007, between the Boeing Company and CopyTele, Inc. (Incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 23, 2007.)

             23.1   Consent of Grant Thornton LLP. (Filed herewith.)

             31.1   Certification of Chief Executive Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated January 14, 2008. (Filed herewith.)

             31.2   Certification of Chief Financial Officer, pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated January 14, 20087. (Filed herewith.)

             32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 14, 2008. (Filed herewith.)

             31.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 14, 2008. (Filed herewith.)

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COPYTELE, INC.

                                                By:  /s/ Denis A. Krusos
                                                         -----------------------
                                                     Denis A. Krusos
                                                     Chairman of the Board and
January 14, 2008                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                                By:  /s/ Denis A. Krusos
                                                         -----------------------
                                                     Denis A. Krusos
                                                     Chairman of the Board,
                                                     Chief Executive Officer
                                                     and Director (Principal
January 14, 2008                                     Executive Officer)


                                                By   /s/ Frank J. DiSanto
                                                         -----------------------
                                                     Frank J. DiSanto
January 14, 2008                                     President and Director

                                                By:  /s/ Henry P. Herms
                                                         -----------------------
                                                     Henry P. Herms
                                                     Vice President - Finance,
                                                     Chief Financial Officer and
                                                     Director (Principal
                                                     Financial and Accounting
January 14, 2008                                     Officer)

                                                By:  /s/ George P. Larounis
                                                         -----------------------
                                                     George P. Larounis
January 14, 2008                                     Director

COPYTELE, INC. AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007


                                                                                                           Page
                                                                                                     ---------------
Report of Independent Registered Public Accounting Firm                                                    F-1

Consolidated Balance Sheets as of October 31, 2007 and 2006                                                F-2

Consolidated Statements of Operations for the years ended October 31, 2007, 2006 and 2005                  F-3

Consolidated Statement of Shareholder' Equity for the years ended October 31, 2007, 2006 and 2005          F-4

Consolidated Statements of Cash Flows for the years ended October 31, 2007, 2006 and 2005                  F-5

Notes to Consolidated Financial Statements                                                              F-6 - F-24

Schedule of Valuation and Qualifying Accounts                                                              S-1



Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors and Shareholders
CopyTele, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of CopyTele, Inc. and Subsidiaries (the "Company") as of October 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. and Subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as of November 1, 2005.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II -- Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 14, 2008 expressed an unqualified opinion thereon.



/s/ GRANT THORNTON LLP

Melville, New York
January 14, 2008


COPYTELE, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS


                                                                                       October 31,           October 31,
                                    ASSETS                                                 2007                  2006
                           -----------------------                                 ----------------      ----------------

CURRENT ASSETS:
   Cash and cash equivalents                                                       $        669,141      $      1,281,660
   Short-term investments                                                                   400,000                38,000
   Accounts receivable                                                                      120,000                10,165
   Inventories                                                                              191,923               260,823
   Prepaid expenses and other current assets                                                 34,555                32,011
                                                                                   ----------------      ----------------

                  Total current assets                                                    1,415,619             1,622,659

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
   $2,140,675 and $2,130,786, respectively                                                   26,653                23,083

INVESTMENT, at cost                                                                         417,000               207,000

OTHER ASSETS                                                                                 10,887                10,887
                                                                                   ----------------      ----------------
                                                                                   $      1,870,159      $      1,863,629
                                                                                   ================      ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                $        347,141      $        532,707
   Accrued liabilities                                                                      331,668                49,081
                                                                                   ----------------      ----------------

                  Total current liabilities                                                 678,809               581,788

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
     shares issued or outstanding                                                                 -                     -
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
     106,911,315 and 99,260,395 shares issued and outstanding, respectively               1,069,113               992,604
   Additional paid-in capital                                                            86,088,974            80,797,756
   Accumulated deficit                                                                  (85,966,737)          (80,508,519)
                                                                                   ----------------      ----------------
                                                                                          1,191,350             1,281,841
                                                                                   ----------------      ----------------
                                                                                   $      1,870,159      $      1,863,629
                                                                                   ================      ================




The accompanying notes are an integral part of these statements.


COPYTELE, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                       For the years ended October 31,
                                                                              --------------------------------------------------
                                                                                   2007              2006             2005
                                                                              ---------------  ---------------   ---------------
NET SALES
   Sales of encryption products, net                                          $       246,852  $       377,651   $       379,785
   Sales of encryption services, net                                                  240,000          131,000            60,000
                                                                              ---------------  ---------------   ---------------
                  Total net sales                                                     486,852          508,651           439,785
                                                                              ---------------  ---------------   ---------------

COST OF SALES
     Cost of encryption products sold                                                  73,953          104,672           112,321
     Cost of encryption services sold                                                  86,407           51,774            20,645
     Provision for excess inventory                                                         -                -           586,662
                                                                              ---------------  ---------------   ---------------
                  Total costs of sales                                                160,360          156,446           719,628
                                                                              ---------------  ---------------   ---------------

                  Gross profit (loss)                                                 326,492          352,205          (279,843)

OPERATING EXPENSES
   Research and development expenses                                                3,403,943        4,614,300         2,266,911
   Selling, general and administrative expenses                                     2,414,916        3,365,521         1,919,010
                                                                              ---------------  ---------------   ---------------
                  Total operating expenses                                          5,818,859        7,979,821         4,185,921
                                                                              ---------------  ---------------   ---------------

LOSS FROM OPERATIONS                                                               (5,492,367)      (7,627,616)       (4,465,764)

INTEREST INCOME                                                                        34,149           26,715            14,507
                                                                              ---------------  ---------------   ---------------

NET LOSS                                                                      $    (5,458,218) $    (7,600,901)  $    (4,451,257)
                                                                              ===============  ===============   ===============


PER SHARE INFORMATION:
Net loss per share:
   Basic and Diluted                                                          $         (.05 ) $         (.08 )  $         (.05 )
                                                                              ===============  ===============   ===============

Shares used in computing net loss per share:
   Basic and Diluted                                                              103,487,032       95,291,780        88,480,379
                                                                              ===============  ===============   ===============





The accompanying notes are an integral part of these statements.


COPYTELE, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005





                                                                                Common Stock           Additional
                                                                        ---------------------------     Paid-in      Accumulated
                                                                            Shares       Par Value      Capital        Deficit
                                                                        ------------   ------------   -------------  ------------
BALANCE, October 31, 2004                                                 85,523,253   $    855,233   $  69,474,058  $(68,456,361)

 Stock option compensation to consultants                                          -              -          93,349             -
 Common stock issued upon exercise of stock options under stock
  option plans                                                             3,083,800         30,838       1,597,762             -
 Common stock issued to employees pursuant to stock incentive
  plans                                                                    3,129,485         31,294       1,790,335             -
 Common stock issued to consultants pursuant to stock incentive
  plans                                                                       60,000            600          36,800             -
 Unregistered common stock issued to consultants                             179,000          1,790         113,582             -
 Net loss                                                                          -              -               -    (4,451,257)
                                                                        ------------   ------------   -------------  ------------

BALANCE, October 31, 2005                                                 91,975,538        919,755      73,105,886   (72,907,618)

 Stock option compensation to employees                                            -              -       2,972,793             -
 Stock option compensation to consultants                                          -              -         130,724             -
 Common stock issued upon exercise of stock options under stock
  option plans                                                             4,147,725         41,478       2,339,021             -
 Common stock issued to employees pursuant to stock incentive
  plans                                                                    2,670,010         26,700       1,869,879             -
 Common stock issued to consultants pursuant to stock incentive
  plans                                                                      367,122          3,671         283,453             -
 Unregistered common stock issued to Digital Info Security Co., Inc.         100,000          1,000          96,000             -
 Net loss                                                                          -              -               -    (7,600,901)
                                                                        ------------   ------------   -------------  ------------

BALANCE, October 31, 2006                                                 99,260,395        992,604      80,797,756   (80,508,519)

 Stock option compensation to employees                                            -              -       1,080,882             -
 Common stock issued upon exercise of stock options under stock
  option plans                                                             4,582,230         45,822       2,113,977             -
 Common stock issued to employees pursuant to stock incentive
  plans                                                                    2,528,365         25,284       1,709,657             -
 Common stock issued to consultants pursuant to stock incentive
  plans                                                                      240,325          2,403         179,702             -
 Unregistered common stock issued to Digital Info Security Co., Inc.         300,000          3,000         207,000             -
 Net loss                                                                          -              -               -    (5,458,218)
                                                                        ------------   ------------   -------------  ------------

BALANCE, October 31, 2007                                                106,911,315    $ 1,069,113    $ 86,088,974  $(85,966,737)
                                                                        ============   ============   =============  ============





The accompanying notes are an integral part of this statement.


COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         For the years ended October 31,
                                                                                 ------------------------------------------------
                                                                                       2007             2006              2005
                                                                                 --------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants                              $   (2,808,025)   $  (2,398,142)   $  (2,216,270)
   Cash received from customers                                                         377,017          524,319          481,431
   Interest received                                                                     34,149           26,715           14,507
                                                                                 --------------    -------------    -------------
         Net cash used in operating activities                                       (2,396,859)      (1,847,108)      (1,720,332)
                                                                                 --------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of short-term investments (certificates of deposit)         463,000          760,776                -
   Disbursements to acquire short-term investments (certificates of deposit)           (825,000)        (398,000)        (400,776)
   Disbursements to acquire Digital Info Security Co., Inc. common stock                      -         (110,000)               -
   Payments for purchases of property and equipment                                     (13,459)         (11,024)          (3,752)
                                                                                 --------------    -------------    -------------
         Net cash (used in) provided by investing activities                           (375,459)         241,752         (404,528)
                                                                                 --------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                            2,159,799        2,380,499        1,628,600
                                                                                 --------------    -------------    -------------
         Net cash provided by financing activities                                    2,159,799        2,380,499        1,628,600
                                                                                 --------------    -------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (612,519)         775,143         (496,260)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        1,281,660          506,517        1,002,777
                                                                                 --------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $      669,141    $   1,281,660    $     506,517
                                                                                 ==============    =============    =============

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Net loss                                                                      $   (5,458,218)   $  (7,600,901)   $  (4,451,257)
   Stock option compensation to employees                                             1,080,882        2,972,793                -
   Stock option compensation to consultants                                                   -          130,724           93,349
   Stock awards granted to employees pursuant to stock incentive plans                1,734,941        1,896,579        1,821,629
   Stock awards granted to consultants pursuant to stock incentive plans                182,105          287,124           37,400
   Provision for (recovery of) doubtful accounts and other receivables                        -           30,287           37,718
    Provision for slow-moving inventory                                                       -                -          586,662
    Depreciation and amortization                                                         9,889           15,072           14,706
    Change in operating assets and liabilities:
       Accounts receivable                                                             (109,835)          21,952           26,343
       Inventories                                                                       68,900          124,173           27,771
       Prepaid expenses and other current assets                                         (2,544)          47,818           42,653
       Other assets                                                                           -           (6,287)          22,212
       Accounts payable and accrued liabilities                                          97,021          233,558           20,482
                                                                                 --------------    -------------    -------------
         Net cash used in operating activities                                   $   (2,396,859)   $  (1,847,108)  $   (1,720,332)
                                                                                 ==============    =============    =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Unregistered common stock issued in connection with investment in
    Digital Info Security Co., Inc.                                              $      210,000    $      97,000    $           -
                                                                                 ==============    =============    =============
   Unregistered common stock issued to settle a liability                        $            -    $           -    $     115,372
                                                                                 ==============    =============    =============




The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BUSINESS AND FUNDING
         --------------------

Description of Business
-----------------------

     Our principal operations are the development, production and marketing of thin, flat, low-voltage phosphor display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

Subsequent Event - Technology License Agreement with Videocon Industries Limited
--------------------------------------------------------------------------------

     On November 2, 2007, we entered into a Technology License Agreement (the "License Agreement") with Videocon Industries Limited, an Indian company ("Videocon"). Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the "Licensed Technology"), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, with the first installment of $2 million payable 15 days after the License Agreement is effective. The License Agreement will be effective after Videocon has obtained the necessary regulatory approvals in India for the payment of the license fees and royalties and may be terminated if the required approvals are not obtained in a reasonable period of time. We will also receive an agreed upon royalty from Videocon based on display sales by Videocon.

     We will continue to have the right to produce and market, and to utilize Volga Svet Ltd., a Russian display company that we have been working with for more than ten years, and an Asian company that we have been working with for more than four years, to produce and market, products utilizing the Licensed Technology. Additional licenses of the Licensed Technology to third parties require our joint agreement with Videocon.

     On November 2, 2007, we also entered into a Share Subscription Agreement (the "Subscription Agreement") with Mars Overseas Limited, an affiliate of Videocon ("Mars Overseas"). Under the Subscription Agreement, Mars Overseas agreed to purchase from us 20,000,000 shares of our common stock (the "CopyTele Shares") for an aggregate purchase price of $16,200,000. The purchase of the CopyTele Shares pursuant to the Subscription Agreement closed on November 6, 2007.

     Also on November 2, 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International Ltd. ("CopyTele International"), entered into a GDR Purchase Agreement (the "Purchase Agreement") with Global EPC Ventures Limited ("Global"), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the "Videocon GDRs") for an aggregate purchase price of $16,200,000. Videocon's global depository receipts are listed on the Luxembourg Stock Exchange. The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed on December 19, 2007.

     For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the "Securities") for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas have entered into two Loan and Pledge Agreements dated November 2, 2007. The Videocon GDRs are to be held as security for a loan in principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in principal amount of $5,000,000 from CopyTele International to Mars Overseas.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The loans are for a term of seven years and do not bear interest. Prepayment of each loan requires payment of a premium by the borrower and, in any event, the lien on the Securities securing the prepaid loan will not be released until the seventh anniversary of the closing of the loans and the prepaid amount would be held in escrow until such date. The loan agreements required the parties to enter into an escrow agreement under which the parties deposited the Securities with an escrow agent for the term of the loans. The loan agreements also provide for customary events of default which may result in forfeiture of the Securities by the defaulting party. The loan and escrow agreements also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits received by the escrow agent in respect of the Securities. The closing of the loans took place on December 19, 2007.

Funding and Management's Plans
------------------------------

     From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. In 2001 and 2002, we also received payments under a technology development agreement. In addition, commencing in the fourth quarter of fiscal 1999, we have generated cash flows from sales of our encryption products and in fiscal 2008 we expect to commence receiving license fees from Videocon after Videocon has obtained the necessary regulatory approvals in India for such payments.

     Total employee compensation expense during fiscal 2007, 2006 and 2005 was approximately $3,661,000, $5,416,000 and $2,264,000, respectively. During fiscal 2007, 2006 and 2005, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. We recorded compensation expense for the fiscal years ended October 31, 2007, 2006 and 2005 of approximately $1,735,000, $1,897,000 and
$1,822,000, respectively, for shares of common stock issued to employees. We recorded approximately $1,081,000 and $2,973,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the years ended October 31, 2007 and 2006, respectively. Under the accounting method we followed prior to November 1, 2005, we did not record any stock-based compensation expense related to stock options granted to employees and directors for the year ended October 31, 2005. If we had included the cost of employee stock option compensation in the financial statements for the year ended October 31,2005, our net loss would have increased by approximately $2,804,000 based on the fair value of the stock options granted to employees. It is managements' intention to continue to compensate their employees by issuing stock or stock options.

     During fiscal 2007, our cash used in operating activities was approximately $2,397,000. This resulted from payments to suppliers, employees and consultants of approximately $2,808,000, which was offset by cash of approximately $377,000 received from collections of accounts receivable and other receivables related to sales of encryption products and services, and approximately $34,000 of interest income received. Our cash used by investing activities during fiscal 2007 was approximately $375,000, which resulted from purchases of short-term investments consisting of certificates of deposit of approximately $825,000 and purchases of approximately $13,000 of equipment, offset by approximately $463,000 received upon maturities of short-term investments consisting of certificates of deposit. Our cash provided by financing activities during fiscal 2007 of approximately $2,160,000 resulted from cash received upon the exercise of stock options. Accordingly, during fiscal 2007 our cash and cash equivalents decreased by approximately $613,000 and our short-term investments increased by approximately $362,000. As a result, our cash, cash equivalents, and short-term investments, at October 31, 2007 decreased to approximately $1,069,000 from approximately $1,320,000 at the end of fiscal 2006.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees we expect to receive from Videocon once Videocon has obtained the necessary regulatory approvals in India for such payments, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2009. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2009. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that the necessary regulatory approvals in India for payments of license fees by Videocon to us will be obtained, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

         2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

Basis of Presentation
---------------------

     The consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. and CopyTele Marketing Inc. CopyTele International Ltd. and CopyTele Marketing Inc. were incorporated in the British Virgin Islands on July 12, 2007 and September 5, 2007, respectively. As of October 31, 2007, both subsidiaries were inactive. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

     Revenues from sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

Warranty Policy
---------------

     We warrant that our products are free from defects in material and workmanship for a period of one year from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect. Management has recorded a nominal amount of warranty liability as of October 31, 2007 and 2006, based upon historical experience and management's best estimate of future warranty claims.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Statements of Cash Flows
------------------------

     Cash and cash equivalents consist of highly liquid instruments that are readily convertible into cash and have original maturities of three months or less. During the years ended October 31, 2007, 2006 and 2005, we did not pay any interest or income taxes.

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

Investment Valuation
--------------------

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Advertising Expense
-------------------

     Advertising expense is included in the accompanying statements of operations in selling, general and administrative expenses in the year incurred. Advertising expense for the years ended October 31, 2007, 2006 and 2005, was approximately $2,000, $27,000, and $-0-, respectively.

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

     Prior to November 1, 2005, we followed Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), which addressed financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 required prominent disclosures in financial statements about the effects of stock-based compensation and provided alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") encouraged but did not require companies to record compensation cost for stock-based employee compensation plans at fair value. During this period, we accounted for stock options granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and complied with the disclosure provisions of SFAS No. 123 and SFAS No. 148 through October 31, 2005. Compensation cost for stock options issued to employees and directors was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee or director must pay to acquire the stock. In accordance with APB Opinion No. 25, we did not recognize any compensation cost for stock options issued to employees and directors for the year ended October 31, 2005, as all option grants to employees and directors during such periods were made at the fair market value of our stock on the date of grant.

     Had compensation cost for stock options granted to employees and directors been determined at fair value, consistent with SFAS No. 123, our net loss and net loss per share for the year ended October 31, 2005 would have increased to the following adjusted amounts:

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                            Year Ended
                                                                                         October 31, 2005
                                                                                        -------------------

Net loss as reported                                                                       $ (4,451,257)
Add: Total stock-based employee compensation expense, determined under
     fair value based method, for all awards, net of related tax effect                      (2,804,466)
                                                                                           ------------
Net loss as adjusted                                                                       $ (7,255,723)
                                                                                           ============

Net loss per share, basic and diluted:
         As reported                                                                         $ (0.05)
                                                                                           ============
         As adjusted                                                                         $ (0.08)
                                                                                           ============


     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") which addressed the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminated the ability to account for share-based compensation transactions using the intrinsic value method and requires, instead, that such transactions be accounted for using a fair-value-based method and recognized as expense in the statement of operations. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB No. 107") relating to SFAS No. 123R.

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

         Stock Option Compensation Expense
         ---------------------------------

     We recorded approximately $1,081,000 and $2,973,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the years ended October 31, 2007 and 2006, respectively, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the years ended October 31, 2007 and 2006 by $0.01 and $0.03, respectively.

     Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the years ended October 31, 2007 and 2006 was approximately $26,000 and $19,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     We account for options granted to non-employee consultants using the fair value method required by SFAS No. 123R. We recognized consulting expense for options granted to consultants, during the years ended October 31, 2007, 2006 and 2005, of approximately $ -0-, $131,000 and $93,000, respectively. Such consulting expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

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

     Upon the adoption of SFAS No. 123R, we separated the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options granted to employees on the date of grant, we take a weighted average of the assumptions used for each of these groups. Stock options granted during the years ended October 31, 2007 and 2006 consisted of awards of options with either 5-year terms, which vested over one year, or 10-year terms, which vested immediately.

     We estimated the fair value of stock option awards using the following assumptions:


                                                               For the Year Ended October 31,
                                                    ----------------------------------------------------------
                                                                                                 2005
                                                        2007                2006             (pro forma)
                                                    ------------      --------------       -------------------
Expected term (in years)                                 3.0                 2.9                2.5
Volatility                                                92%                 98%               106%
Risk-free interest rate                                 4.64%               4.38%              3.75%
Dividend yield                                             0                   0                  0
Weighted average fair value at grant date              $0.37               $0.43              $0.35


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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Net Loss Per Share of Common Stock
----------------------------------

     In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2007, 2006 and 2005, were options to purchase 19,272,711 shares, 22,527,941 shares and 22,012,246 shares, respectively.

Fair Value of Financial Instruments
-----------------------------------

     In the opinion of management, the carrying value of all financial instruments, consisting primarily of cash and cash equivalents, short-term investments, accounts and other receivables and accounts payable, reflected in the accompanying balance sheets, approximates fair value as of October 31, 2007 and 2006, due to their short term nature.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach (the "roll-over" method) the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach (the "iron curtain" method) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB No. 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS 157 will have on our financial statements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

3.       CONCENTRATION OF CREDIT RISK
         ----------------------------

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During fiscal 2007, two customers in the Encryption Products and Services Segment represented 49% and 29%, respectively, of total net sales. During fiscal 2006, two customers in the Encryption Products and Services Segment represented 40% and 26%, respectively, of total net sales. During fiscal 2005, one customer in the Encryption Products and Services Segment represented 77% of total net sales. At October 31, 2007, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable. At October 31, 2006, two customers in the Encryption Products and Services Segment represented 89% and 11%, respectively, of net accounts receivable.

4.       INVESTMENT IN AND RELATED PARTY TRANSACTIONS WITH DIGITAL
         ---------------------------------------------------------
         INFO SECURITY CO., INC.
         -----------------------

     On February 13, 2006, we entered into a Software License and Distribution Agreement (the "DISC License Agreement") to license to Digital Info Security Co. Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's e-mail services. The system allows companies to encrypt all e-mail transactions in a manner transparent to the individual user. Concurrently with entering into the DISC License Agreement with DISC, we acquired a minority interest in DISC by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. On May 17, 2006 and July 14, 2006, we purchased an additional 1,000,000 shares and 1,200,000 shares, respectively, of DISC's common stock for $50,000 and $60,000 in cash, respectively. On November 27, 2006, we acquired an additional 5,000,000 shares of DISC's common stock in exchange for 300,000 unregistered shares of our common stock. Accordingly, as of October 31, 2007, we held 12,200,000 shares of DISC's common stock, all of which were restricted securities. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. According to DISC's most recent public financial report, as of September 30, 2007 we held approximately 12% of the outstanding common stock of DISC.

     Our investment in DISC as of October 31, 2007, is recorded in the accompanying consolidated balance sheet at cost of $417,000, based on the closing price of our common stock on the dates we acquired DISC common stock in exchange for our common stock, and the price paid for the shares purchased for cash. Net sales for the years ended October 31, 2007 and 2006 included billings to DISC for engineering services of $240,000 and $131,000, respectively. Accounts receivable at October 31, 2007 include $120,000 from DISC.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.       INVENTORIES
         -----------

         Inventories consist of the following as of:


                                                                               October 31,
                                                                    ---------------------------------
                                                                          2007             2006
                                                                    ----------------  ---------------
             Component parts                                        $        113,458  $       117,040
             Work-in-process                                                  26,597           43,135
             Finished products                                                51,868          100,648
                                                                    ----------------  ---------------
                                                                    $        191,923  $       260,823
                                                                    ================  ===============



6.       ACCRUED LIABILITIES
         -------------------

         Accrued liabilities consist of the following as of:

                                                                               October 31,
                                                                    ---------------------------------
                                                                          2007             2006
                                                                    ----------------  ---------------

              Accrued professional fees                             $         24,600  $        25,000
              Accrued payroll and related expenses                           289,564           10,888
              Accrued other                                                   17,504           13,193
                                                                    ----------------  ---------------
                                                                    $        331,668  $        49,081
                                                                    ================  ===============



7.       SHAREHOLDERS' EQUITY
         --------------------

Common Stock Issuances
----------------------

     We account for stock grants to employees and consultants based on their grant date fair value. During the years ended October 31, 2007, 2006 and 2005, we issued 2,528,365 shares, 2,670,010 shares and 3,129,485 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). We recorded compensation expense for the years ended October 31, 2007, 2006 and 2005 of approximately $1,735,000, $1,897,000 and $1,822,000, respectively, for shares of common stock issued to employees. In addition during fiscal 2007, 2006 and 2005, we issued 240,325 shares, 367,122 shares and 60,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the years ended October 31, 2007, 2006 and 2005 of approximately $ 182,000, $287,000 and $37,000, respectively, for shares of common stock issued to consultants.

     During the years ended October 31, 2007 and 2006, we issued 300,000 shares and 100,000 shares, respectively, of unregistered common stock to acquire Digital Info Security Co., Inc. common stock. During the year ended October 31, 2005, we issued 179,000 shares of unregistered common stock to settle a liability of approximately $115,000.

         Preferred Stock
         ---------------

     On May 29, 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors. As of October 31, 2007, 2006 and 2005, there is no preferred stock issued and outstanding.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Option Plans
------------------

     As of October 31, 2007, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the 2000 Share Plan and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

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

     Information regarding the 1993 Plan for the three years ended October 31, 2007 is as follows:


                                                                    Current Weighted
                                                                    Average Exercise          Aggregate
                                                       Shares       Price Per Share        Intrinsic Value
                                                    ------------    ----------------       ---------------

Shares Under Option at October 31, 2004                7,867,080         $3.72
 Expired                                              (1,078,500)        $3.02
 Exercised                                               (70,000)        $0.84
                                                    ------------
Shares Under Option at October 31, 2005                6,718,580         $3.86
 Expired                                              (2,551,580)        $5.05
                                                    ------------
Shares Under Option at October 31, 2006                4,167,000         $3.13
 Expired                                              (1,553,000)        $4.46
                                                    ------------
Shares Under Option and Exercisable at October
 31, 2007                                              2,614,000         $2.33                  $-0-
                                                    ============

     The following table summarizes information about stock options outstanding under the 1993 Plan as of October 31, 2007:

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                              Options Outstanding                          Options Exercisable
                                   ------------------------------------------- ---------------------------------------------
                                                    Weighted                                     Weighted
                                                     Average       Weighted                      Average        Weighted
                                                    Remaining      Average                      Remaining        Average
                    Range of          Number       Contractual     Exercise       Number       Contractual      Exercise
                 Exercise Prices    Outstanding       Life          Price       Exercisable        Life           Price

----------------------------------------------------------------------------------------------------------------------------

                 $0.84 to $1.56          784,000      2.04          $1.10          784,000        2.04            $1.10
                      $2.28              855,000       .70          $2.28          855,000         .70            $2.28
                      $3.38              975,000       .03          $3.38          975,000         .03            $3.38



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

     Information regarding the 2000 Share Plan for the three years ended October 31, 2007 is as follows:


                                                                       Current Weighted
                                                                       Average Exercise        Aggregate
                                                        Shares         Price Per Share      Intrinsic Value
                                                    ------------    ----------------------- ---------------

 Shares Under Option at October 31, 2004               2,852,466           $0.74
   Forfeited                                             (25,000)          $0.82
   Expired                                               (20,000)          $1.38
   Exercised                                             (19,000)          $0.40
                                                    ------------
 Shares Under Option at October 31, 2005               2,788,466           $0.73
   Expired                                               (20,000)          $0.74
   Exercised                                            (500,000)          $0.42
                                                    ------------
 Shares Under Option at October 31, 2006               2,268,466           $0.80
   Exercised                                             (86,000)          $0.39
                                                    ------------
 Shares Under Option and Exercisable at October
  31, 2007                                             2,182,466           $0.82               $179,231
                                                    ============

     The following table summarizes information about stock options outstanding under the 2000 Share Plan as of October 31, 2007:

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                               Options Outstanding                          Options Exercisable
                                   ------------------------------------------- ---------------------------------------------
                                                    Weighted                                     Weighted
                                                     Average       Weighted                      Average        Weighted
                                                    Remaining      Average                      Remaining        Average
                    Range of          Number       Contractual     Exercise       Number       Contractual      Exercise
                 Exercise Prices    Outstanding       Life          Price       Exercisable        Life           Price
                ------------------------------------------------------------------------------------------------------------

                      $0.40              445,000      3.89             $0.40         445,000       3.89             $0.40
                      $0.69              635,466      3.17             $0.69         635,466       3.17             $0.69
                  $0.94 - $1.09        1,102,000      2.93             $1.06       1,102,000       2.93             $1.06

     The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2007, 21,508 shares were available for future grants under the 2000 Share Plan.

     The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company. The maximum number of shares of common stock available for issuance under the 2003 Share Plan initially was 15,000,000 shares. On October 8, 2004, February 9, 2006 and August 22, 2007, the 2003 Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,000 shares and 55,000,000 shares, respectively. Current and future non-employee directors are automatically granted nonqualified stock options to purchase 60,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors. The 2003 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each option.

     Information regarding the 2003 Share Plan for the three years ended October 31, 2007 is as follows:


                                                                        Current Weighted
                                                                        Average Exercise         Aggregate
                                                         Shares         Price Per Share       Intrinsic Value
                                                     --------------     ----------------      ----------------

  Shares Under Option at October 31, 2004                 7,345,000           $0.63
    Granted                                               8,195,000           $0.57
    Forfeited                                               (40,000)          $0.93
    Exercised                                            (2,994,800)          $0.52
                                                     --------------
  Shares Under Option at October 31, 2005                12,505,200           $0.61
    Granted                                               7,235,000           $0.76
    Exercised                                            (3,647,725)          $0.59
                                                     --------------
  Shares Under Option at October 31, 2006                16,092,475           $0.68
    Granted                                               2,880,000           $0.66
    Exercised                                            (4,496,230)          $0.47
                                                     --------------
  Shares Under Option and Exercisable at October
   31, 2007                                              14,476,245          $0.74              $2,269,489
                                                     ==============

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following table summarizes information about stock options outstanding under the 2003 Share Plan as of October 31, 2007:



                                               Options Outstanding                          Options Exercisable
                                   ------------------------------------------- ---------------------------------------------
                                                    Weighted                                     Weighted
                                                     Average       Weighted                      Average        Weighted
                                                    Remaining      Average                      Remaining        Average
                    Range of          Number       Contractual     Exercise       Number       Contractual      Exercise
                 Exercise Prices    Outstanding       Life          Price       Exercisable        Life           Price
                ------------------------------------------------------------------------------------------------------------

                  $0.25 - $0.46        1,305,000      5.99          $0.33          1,305,000       5.99           $0.33
                  $0.52 - $0.77        5,750,170      7.68          $0.63          5,750,170       7.68           $0.63
                  $0.81 - $1.07        7,421,075      7.77          $0.91          7,421,075       7.77           $0.91



     The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2007, 10,345,087 shares were available for future grants under the 2003 Share Plan.

8.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

Leases
------

     We lease space at our principal location for office and laboratory research facilities. The current lease is for approximately 12,000 square feet and expires on November 30, 2008. The lease contains base rentals of approximately $270,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. As of October 31, 2007, our noncancelable operating lease commitments are approximately $300,000. This lease does not contain provisions for its renewal.

     Rent expense for the years ended October 31, 2007, 2006 and 2005, was approximately $269,000, $261,000 and $252,000, respectively.

Consulting Agreement
--------------------

     In addition, as of October 31, 2007 we had commitments under a consulting agreement of approximately $43,000, payable during the first quarter of fiscal 2008.

9.       EMPLOYEE PENSION PLAN
         ---------------------

     We adopted a noncontributory defined contribution pension plan, effective November 1, 1983, covering all of our present employees. Contributions, which are made to a trust and have been funded on a current basis, are based upon specified percentages of compensation, as defined in the plan. During fiscal 2001, we amended the plan to suspend benefit accruals as of November 1, 2000. Accordingly, we did not incur any pension expense for the fiscal years ended October 31, 2007, 2006 and 2005.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      INCOME TAXES
         ------------

         Income tax provision (benefit) consists of the following:


                                                      Year Ended October 31,
                                            -----------------------------------------
                                               2007            2006           2005
                                            -----------    -----------    -----------
Federal:
   Current                                  $        --    $        --    $        --
   Deferred                                  (1,505,000)    (2,309,000)    (1,200,000)

State:
   Current                                                          --             --
   Deferred                                   4,393,000       (340,000)      (177,000)
Adjustment to valuation allowance related
   to net deferred tax assets                (2,888,000)     2,649,000      1,377,000
                                            -----------    -----------    -----------
                                            $        --    $        --    $        --
                                            ===========    ===========    ===========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2007 and 2006, are as follows:


                                                            2007             2006
                                                        ------------    ------------
Long-term deferred tax assets:
   Barter Credits                                       $    999,000    $  1,128,000
   Federal and state NOL and tax credit carryforwards     35,435,000      38,321,000
   Deferred Compensation                                   1,357,000       1,192,000
   Other                                                     250,000         288,000
                                                        ------------    ------------
      Subtotal                                            38,041,000      40,929,000

Less: valuation allowance                                (38,041,000)    (40,929,000)
                                                        ------------    ------------
    Deferred tax asset, net                             $         --    $         --
                                                        ============    ============


         As of October 31, 2007, we had tax net operating loss and tax credit carryforwards of approximately $93,941,000 and $2,039,000, respectively, available, within statutory limits (expiring at various dates between 2008 and 2027), to offset any future regular Federal corporate taxable income and taxes payable. If the tax benefits relating to deductions of option holders' income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

         We had tax net operating loss and tax credit carryforwards of approximately $93,970,000 and $122,000, respectively, as of October 31, 2007, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 2008 and 2027 and the tax credit carryforwards expire between 2008 and 2022.

         We have provided a valuation allowance against our deferred tax asset due to our current and historical pre-tax losses and the uncertainty regarding their realizability. The primary differences from the Federal statutory rate of 34% and the effective rate of 1.88% is attributable to certain permanent differences and a change in the valuation allowance. The following is a reconciliation of income taxes at the Federal statutory tax rate to income tax expense (benefit):


                                                       Year Ended October 31,
                              -----------------------------------------------------------------------
                                       2007                     2006                    2005
                              ---------------------    ---------------------    ---------------------

Income tax benefit at U.S.
   Federal statutory income   $(1,854,000)       34%   $(2,584,000)       34%   $(1,513,000)       34%
   tax rate
State income taxes                (88,000)     1.62%      (464,000)     6.10%      (264,000)     5.93%
Permanent differences            (228,000)     4.19%       (49,000)     (.64%)       36,000      (.81%)
Credits                          (117,000)     2.15%      (100,000)     1.31%       (73,000)     1.64%
Expiring net operating
   losses  and credits            728,000    (13.35%)      548,000     (7.21%)      437,000     (9.83%)
Change in New York State
   tax law                      4,447,000    (81.56%)           --         0%            --         0%
Change in valuation
   allowance                   (2,888,000)    52.95%     2,649,000    (34.84%)    1,377,000    (30.93%)
                              -----------              -----------              -----------
Income tax provision          $        --         0%   $        --         0%   $        --         0%
                              ===========              ===========              ===========


         During the three years ended October 31, 2007, we incurred no Federal and no State income taxes.


COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      SEGMENT INFORMATION
         -------------------

     We follow the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the years ended October 31, 2007, 2006 and 2005:


                                                                     Encryption
                                                                    Products and
           Segment Data                  Flat-Panel Display           Services                Total
-------------------------------------   --------------------   ---------------------    ------------------

Year Ended October 31, 2007:
Net sales                               $                  -   $             486,852    $          486,852
Net loss                                          (2,932,179)             (2,526,039)           (5,458,218)
Depreciation                                           4,743                   5,146                 9,889
Interest income                                       14,798                  19,351                34,149
Stock awards granted to
 employees and consultants
 pursuant to stock incentive
 plans                                               800,119               1,116,927             1,917,046
Total assets                                         547,409               1,322,750             1,870,159
Additions to long-lived assets                         6,455                   7,003                13,458



Year Ended October 31, 2006:
Net sales                               $                  -   $             508,651    $          508,651
Net loss                                          (3,570,993)             (4,029,908)           (7,600,901)
Depreciation                                           6,769                   8,303                15,072
Interest income                                       12,708                  14,007                26,715
Stock awards granted to
 employees and consultants
 pursuant to stock incentive
 plans                                               885,893               1,297,810             2,183,703
Total assets                                         619,590               1,244,039             1,863,629
Additions to long-lived assets                         4,951                   6,073                11,024

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Encryption
                                                                    Products and
          Segment Data                   Flat-Panel Display           Services                Total
-------------------------------------   --------------------   ---------------------    ------------------
Year Ended October 31, 2005:
Net sales                               $                  -   $             439,785    $          439,785
Net loss                                          (1,764,610)             (2,686,647)           (4,451,257)
Depreciation                                           6,220                   8,486                14,706
Interest income                                        5,793                   8,714                14,507
Stock awards granted to
 employees and consultants
 pursuant to stock incentive
 plans                                               661,425               1,197,604             1,859,029
Total assets                                         431,037               1,035,216             1,466,253
Additions to long-lived assets                         1,587                   2,165                 3,752

Geographic Information
----------------------

     We generate revenue both domestically (United States) and internationally. International sales are based on the country in which our customer (distributor) is located. For the years ended October 31, 2007, 2006 and 2005, and as of each respective year-end, sales and accounts receivable by geographic area are as follows:


              Geographic Data                         2007               2006                2005
---------------------------------------------    --------------     ---------------    ----------------

      Net sales:
           United States                         $      447,940     $       269,221    $       409,521
           United Arab Emirates                               -             204,325                  -
           Other International                           38,912              35,105             30,264
                                                 --------------     ---------------    ----------------
                                                 $      486,852     $       508,651    $       439,785
                                                 ==============     ===============    ================

      Accounts receivable, net:
           United States                         $      120,000     $         9,040    $        32,117
           International                                      -               1,125                  -
                                                 --------------     ---------------    ----------------
                                                 $      120,000     $        10,165    $        32,117
                                                 ==============     ===============    ================

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.      QUARTERLY RESULTS AND SEASONALITY (UNAUDITED)
         ---------------------------------------------

     The following table sets forth unaudited financial data for each of our last eight fiscal quarters:


                                                First          Second           Third           Fourth
                                                -----          ------           -----           ------
                                               Quarter         Quarter         Quarter          Quarter
                                               -------         -------         -------          -------

Year Ended October 31, 2007:
  Income Statement Data:
    Net sales                              $      130,750  $       96,427  $       114,000  $        145,675
    Gross profit (loss)                            89,554          60,820           77,038            99,080
    Net loss                                   (1,773,434)     (1,431,896)      (1,055,521)       (1,197,367)
    Net loss per share of common stock-
        basic and diluted                  $        (0.02) $        (0.01) $         (0.01) $          (0.01)

Year Ended October 31, 2006:
  Income Statement Data:
    Net sales                              $      195,390  $       71,538  $       130,845  $        110,878
    Gross profit                                  139,932          45,683           91,600            74,990
    Net loss                                   (1,239,557)     (2,412,879)      (2,147,275)       (1,801,190)
    Net loss per share of common stock-
        basic and diluted                  $        (0.01) $        (0.03) $         (0.02) $          (0.02)

COPYTELE, INC. AND SUSIDIARIES
SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2007, 2006 AND 2005


-----------------------------------------------------------------------------------------------------------------------------
     Column A                      Column B               Column C                   Column D                Column E
-----------------------------------------------------------------------------------------------------------------------------

                                                           Additions
                                  Balance at             Charged to costs                                    Balance at
    Description               beginning of period         and expenses               Deductions (1)         end of period
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
       2007
       ----

Allowance for                 $                 -       $                 -        $                 -    $                 -
doubtful accounts

Reserve against               $           171,798       $                 -        $                 -    $           171,798
other receivables

-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
       2006
       ----

Allowance for                 $                 -      $                  -        $                 -    $                 -
doubtful accounts

Reserve against               $           141,511      $             30,287        $                 -    $           171,798
other receivables

-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
       2005
       ----

Allowance for                 $           149,455       $             5,000        $           154,455    $                 -
doubtful accounts

Reserve against               $           108,793       $            41,340        $             8,622    $           141,511
other receivables

-----------------------------------------------------------------------------------------------------------------------------


(1) Represents write-offs to reserved balances or reductions in allowances previously provided.

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

10.19 Long Term Agreement dated May 23, 2007, between the Boeing Company and CopyTele, Inc. (Incorporated by reference to Exhibit
               10.1 to our Form 8-K dated May 23, 2007.)


23.1           Consent of Grant Thornton LLP. (Filed herewith.)

31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 14, 2008. (Filed herewith.)

31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 14, 2008. (Filed herewith.)

32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, January 14, 2008. (Filed herewith.)

31.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, January 14, 2008. (Filed herewith.)