Form 10-Q
period 2008-01-31
COPYTELE INC
filed 2008-03-12
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [   ]           Accelerated filer         [ X ]
         Non-accelerated filer   [   ]           Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes   No X
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On March 5, 2008, the registrant had outstanding 128,721,136 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

          Condensed Consolidated Balance Sheets as of January 31, 2008 (Unaudited)
             and October 31, 2007                                                                         3

         Condensed Consolidated Statements of Operations (Unaudited) for the three
            months ended January 31, 2008 and 2007                                                        4

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the three
            months ended January 31, 2008 and 2007                                                        5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                 6 - 18

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                                      19 - 28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                                     28

Item 4.  Controls and Procedures.                                                                        29


PART II.  OTHER INFORMATION

Item 1A. Risk Factors.                                                                                   29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                                    29

Item 6.  Exhibits.                                                                                       29 - 30

         SIGNATURES                                                                                      31

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
Item 1.  Financial Statements.
         ---------------------

                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              (Unaudited)
                                                                                             -------------
                                                                                              January 31,   October 31,
                                           ASSETS                                                 2008         2007*
                                           ------                                            ------------- -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $    793,644  $    669,141
   Short-term investments                                                                         441,000       400,000
   Accounts receivable, net of allowance for doubtful accounts of $60,000 and $-0-,
    respectively                                                                                   60,000       120,000
   Inventories                                                                                    225,112       191,923
   Prepaid expenses and other current assets                                                       33,397        34,555
                                                                                             ------------- -------------
                    Total current assets                                                        1,553,153     1,415,619

INVESTMENT in Videocon Industries Limited global depository receipts, at
 fair value                                                                                    17,271,026             -

INVESTMENT in Digital Info Security Co. Inc. common stock, at cost                                417,000       417,000

LOAN RECEIVABLE                                                                                 5,000,000             -

PROPERTY AND EQUIPMENT, net                                                                        30,539        26,653

OTHER ASSETS                                                                                       10,887        10,887
                                                                                             ------------- -------------
                                                                                             $ 24,282,605  $  1,870,159
                                                                                             ============= =============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                          $    403,285  $    347,141
   Accrued liabilities                                                                            183,551       331,668
                                                                                             ------------- -------------
                    Total current liabilities                                                     586,836       678,809

LOAN PAYABLE                                                                                    5,000,000             -

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
      shares issued or outstanding                                                                      -             -
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
       128,580,416 and 106,911,315 shares issued and outstanding, respectively                  1,285,804     1,069,113
   Additional paid-in capital                                                                 104,991,001    86,088,974
   Accumulated deficit                                                                        (88,652,062)  (85,966,737)
   Accumulated other comprehensive income                                                       1,071,026             -
                                                                                             ------------- -------------
                                                                                               18,695,769     1,191,350
                                                                                             ------------- -------------
                                                                                             $ 24,282,605  $  1,870,159
                                                                                             ============= =============

* Derived from audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.
The accompanying notes are an integral part of these condensed balance sheets.

                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------


                                                                                             For the Three Months Ended
                                                                                                     January 31,
                                                                                             ---------------------------
                                                                                                 2008          2007
                                                                                             ------------- -------------

NET SALES
         Sales of encryption products, net                                                   $     52,225  $     70,750
         Sales of encryption services, net                                                              -        60,000
                                                                                             ------------- -------------
                                                                                                   52,225       130,750
                                                                                             ------------- -------------

COST OF SALES
         Cost of encryption products sold                                                          12,898        20,291
         Cost of encryption services sold                                                               -        20,905
                                                                                             ------------- -------------
                                                                                                   12,898        41,196
                                                                                             ------------- -------------

         Gross profit                                                                              39,327        89,554

OPERATING EXPENSES
         Research and development expenses                                                      1,312,702     1,002,931
         Selling, general and administrative expenses                                           1,419,157       869,711
                                                                                             ------------- -------------
                  Total operating expenses                                                      2,731,859     1,872,642
                                                                                             ------------- -------------

LOSS FROM OPERATIONS                                                                           (2,692,532)   (1,783,088)

INTEREST INCOME                                                                                     7,207         9,654
                                                                                             ------------- -------------

NET LOSS                                                                                     $ (2,685,325) $ (1,773,434)
                                                                                             ============= =============


PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                                                   $      (0.02) $      (0.02)
                                                                                             ============= =============

Shares used in computing net loss per share:
         Basic and Diluted                                                                    126,739,111   100,913,968
                                                                                             ============= =============


                The accompanying notes are an integral part of these condensed statements.

                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------

                                                                                             For the Three Months Ended
                                                                                                    January 31,
                                                                                            ----------------------------
                                                                                                 2008           2007
                                                                                            --------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants                                         $     (894,346) $  (883,663)
   Cash received from customers                                                                     52,225       72,165
   Interest received                                                                                 7,207        9,654
                                                                                            --------------- ------------
           Net cash used in operating activities                                                  (834,914)    (801,884)
                                                                                            --------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Disbursements to acquire Videocon Industries Limited global depository receipts             (16,200,000)           -
   Disbursement to acquire loan receivable                                                      (5,000,000)           -
   Proceeds from maturities of short-term investments (certificates of deposit)                    400,000       38,000
   Disbursements to acquire short-term investments (certificates of deposit)                      (441,000)    (425,000)
   Payments for purchases of property and equipment                                                 (6,188)      (2,364)
                                                                                            --------------- ------------
           Net cash used in investing activities                                               (21,247,188)    (389,364)
                                                                                            --------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock to Videocon Industries Limited                            16,200,000            -
   Proceeds from issuance of loan payable                                                        5,000,000            -
   Proceeds from exercise of stock options                                                       1,006,605      737,599
                                                                                            --------------- ------------
           Net cash provided by financing activities                                            22,206,605      737,599
                                                                                            --------------- ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               124,503     (453,649)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   669,141    1,281,660
                                                                                            --------------- ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $      793,644  $   828,011
                                                                                            =============== ============

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Net loss                                                                                 $   (2,685,325) $(1,773,434)
   Stock option compensation to employees                                                        1,088,373      708,204
   Stock option compensation to consultants                                                        206,976            -
   Stock awards granted to employees pursuant to stock incentive plans                             556,611      421,284
   Stock awards granted to consultants pursuant to stock incentive plans                            60,153       94,943
   Provision for doubtful accounts                                                                  60,000            -
   Recovery of slow-moving inventory reserve                                                        (1,634)           -
   Depreciation and amortization                                                                     2,302        3,094
   Change in operating assets and liabilities:
      Accounts receivable                                                                                -      (58,585)
      Inventories                                                                                  (31,555)      17,631
      Prepaid expenses and other current assets                                                      1,158         (349)
      Other assets                                                                                       -            -
      Accounts payable and accrued liabilities                                                     (91,973)    (214,672)
                                                                                            --------------- ------------
           Net cash used in operating activities                                            $     (834,914) $  (801,884)
                                                                                            =============== ============


                              The accompanying notes are an integral part of these condensed statements.

                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------

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

         The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the three-month periods ended January 31, 2008 and 2007. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. Certain prior year amounts have been reclassified to conform with current year presentation.

         The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. ("CopyTele International") and CopyTele Marketing Inc. ("CopyTele Marketing"). CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands on July 12, 2007 and September 5, 2007, respectively. CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company ("Videocon"). As of January 31, 2008, CopyTele Marketing was inactive. All significant intercompany transactions have been eliminated in consolidation.

         The results of operations for interim periods presented are not necessarily indicative of the results that may be expected for a full year or any interim period. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, for more extensive disclosures than contained in these condensed financial statements.

Technology License Agreement with Videocon Industries Limited
-------------------------------------------------------------

         On November 2, 2007, we entered into a Technology License Agreement (the "License Agreement") with Videocon. Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the "Licensed Technology"), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, with the first installment of $2 million payable 15 days after the License Agreement is effective. The License Agreement will be effective after Videocon has obtained the necessary regulatory approvals in India for the payment of the license fees and royalties and may be terminated if the required approvals are not obtained in a reasonable period of time. We will also receive an agreed upon royalty from Videocon based on display sales by Videocon.

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

Investment in Videocon
----------------------

         Although the Videocon GDRs are held as security for the loan payable to Mars Overseas and prepayment of the loan will not release the Videocon GDRs securing the loan until the seventh anniversary of the closing of the loan, our investment in Videcon is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income, net of the related tax effects, in shareholders' equity. Cost is determined using the specific identification method. The fair value of the Videocon GDRs is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. The cost, unrealized gain and fair value of our investment in Videocon as of January 31, 2008 are as follows:

                                        January 31,
                                           2008
                                      -------------
               Cost                     $16,200,000
               Unrealized gain            1,071,026
                                      -------------
               Fair value                17,271,026
                                      -------------

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

          During the three months ended January 31, 2008, our cash used in operating activities was approximately $835,000. This resulted from payments to suppliers, employees and consultants of approximately $894,000, which was offset by cash of approximately $52,000 received from collections of accounts receivable related to sales of encryption products, and approximately $7,000 of interest income received. Our cash used in investing activities during the three months ended January 31, 2008 was approximately $21,247,000, which resulted from a disbursement of $16,200,000 for the purchase of Videocon GDRs, a disbursement $5,000,000 to issue a loan to Mars Overseas, purchases of short-term investments consisting of certificates of deposit of $441,000 and purchases of approximately $6,000 of equipment, offset by $400,000 received upon maturities of short-term investments consisting of certificates of deposit. Our cash provided by financing activities during the three months ended January 31, 2008 was approximately $22,207,000, which resulted from the sale of our common stock to Videocon for $16,200,000, the proceeds received of $5,000,000 upon obtaining a loan from Mars Overseas and cash received upon the exercise of stock options of approximately $1,007,000. Accordingly, during the three months ended January 31, 2008, our cash and cash equivalents increased by approximately $125,000 and our short-term investments increased by $41,000. As a result, our cash, cash equivalents, and short-term investments, at January 31, 2008 increased to approximately $1,235,000 from approximately $1,069,000 at the end of fiscal 2007.

         We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees we expect to receive from Videocon once Videocon has obtained the necessary regulatory approvals in India for such payments, and other potential sources of cash flows, will be sufficient to enable us to continue in operation until at least the end of the first quarter of fiscal 2009. We anticipate that, thereafter, we will require additional funds to continue our marketing, production, and research and development activities, and we will require outside funding if cash generated from operations is insufficient to satisfy our liquidity requirements. However, our projections of future cash needs and cash flows may differ from actual results. It is management's intention to continue to compensate their employees by issuing stock or stock options. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit prior to the first quarter of fiscal 2009. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales or otherwise) to improve our liquidity or sustain future operations, that the necessary regulatory approvals in India for payments of license fees by Videocon to us will be obtained, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

2.       STOCK-BASED COMPENSATION
         ------------------------

         We maintain stock equity incentive plans under which we may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, performance and performance-based awards, or stock units to employees, non-employee directors and consultants.

Stock Option Compensation Expense
---------------------------------

         We account for stock options granted to employees and directors using Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded approximately $1,088,000 and $708,000 of stock-based compensation expense, related to stock options granted to employees and non-employee directors, during the three-month periods ended January 31, 2008 and 2007, respectively, in accordance with SFAS 123R. Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the three-month periods ended January 31, 2008 and 2007 by $0.01 and $0.01, respectively.

         Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the three-month periods ended January 31, 2008 and 2007 was approximately $-0- and $6,000, respectively, of expense related to the amortization of compensation cost for stock options granted prior to, but not yet vested as of, the end of the prior fiscal year. As of January 31, 2008, there was approximately $873,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements. Approximately $700,000 of this unrecognized cost is expected to be amortized over the remaining portion of the current fiscal year and approximately $121,000, $51,000, and $1,000 of this unrecognized cost is expected to be amortized during fiscal 2009, 2010 and 2011, respectively.

         We also account for stock options granted to consultants using SFAS 123R. We recognized consulting expense for options granted to non-employee consultants, during the three-month periods ended January 31, 2008 and 2007, of approximately $207,000 and $-0-, respectively. As of January 31, 2008, there was approximately $23,000 of unrecognized consulting expense related to non-vested share-based compensation arrangements. Approximately $10,000 of this unrecognized consulting expense is expected to be amortized over the remaining portion of the current fiscal year and approximately $13,000 is expected to be amortized during fiscal 2009. Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

Fair Value Determination
------------------------

         In accordance with SFAS No. 123R, we estimate the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes pricing model. We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups. Stock options we granted during the three-month period ended January 31, 2008 consisted of awards of options with 10-year terms which vested either immediately or over future periods of from three months to three years. All of the stock options we granted during the three-month period ended January 31, 2007 consisted of awards of options with 10-year terms which vested immediately.

         We estimated the fair value of stock option awards using the following assumptions:

                                                                                                   For the Three Months
                                                                                                    Ended January 31,
                                                                                                  ----------------------
                                                                                                     2008       2007
                                                                                                  ----------- ----------
                    Expected term (in years)                                                             4.4        3.8
                    Volatility                                                                            93%        98%
                    Risk-free interest rate                                                             3.91%      4.62%
                    Dividend yield                                                                         0          0
                    Weighted average fair value at grant date                                     $     0.70 $     0.40

         The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. Because we consider our options to be "plain vanilla", we estimated the expected term using a modified version of the simplified method of calculation, as prescribed by Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). This modified calculation uses the actual life for options that have been settled, and a uniform distribution assumption for the options still outstanding. Under SAB 107, options are considered to be "plain vanilla" if they have the following basic characteristics: granted "at-the-money"; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable. In December 2007, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 110, "Share-Based Payment" ("SAB 110"). SAB 110 permits the use of the simplified method in SAB 107 for employee option grants after December 31, 2007 for companies whose historical data about their employees' exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We have adopted SAB 110 and continued to use the simplified method to estimate the expected term for options granted after December 2007, as adequate historical experience is not available to provide a reasonable estimate. We intend to continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

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

Stock Option Activity
---------------------

         During the three-month periods ended January 31, 2008 and 2007, we granted options to purchase 3,125,000 shares and 1,775,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $1.03 and $.61 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the three-month periods ended January 31, 2008 and 2007, stock options to purchase 1,174,200 shares and 1,612,230 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,007,000 and $738,000, respectively.

Stock Option Plans
------------------

         As of January 31, 2008, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

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

         Information regarding the 1993 Plan for the three months ended January 31, 2008 is as follows:

                                                                                    Current Weighted      Aggregate
                                                                                    Average Exercise      Intrinsic
                                                                        Shares       Price Per Share        Value
                                                                    --------------- ----------------- ------------------

Shares Under Option at October 31, 2007                                  2,614,000  $            2.33
  Expired                                                                 (975,000) $            3.38
  Exercised                                                                 (5,000) $            1.31
                                                                    ---------------
Shares Under Option and Exercisable at January 31, 2008                  1,634,000  $            1.72 $          117,765
                                                                    ---------------


         The following table summarizes information about stock options outstanding under the 1993 Plan as of January 31, 2008:

                             Options Outstanding                   Options Exercisable
                    ------------------------------------- -------------------------------------
                                   Weighted                             Weighted
                                   Average     Weighted                 Average     Weighted
                                  Remaining    Average                 Remaining     Average
      Range of         Number    Contractual  Exercise       Number   Contractual   Exercise
   Exercise Prices   Outstanding     Life        Price    Exercisable     Life        Price
-----------------------------------------------------------------------------------------------

   $0.84 to $1.56         779,000        1.78       $1.10      779,000        1.78        $1.10
       $2.28              855,000        0.45       $2.28      855,000        0.45        $2.28

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

         Information regarding the 2000 Share Plan for the three months ended January 31, 2008 is as follows:

                                                                                         Current Weighted    Aggregate
                                                                                         Average Exercise    Intrinsic
                                                                          Shares          Price Per Share      Value
                                                                   -------------------- ------------------ -------------

Shares Under Option at October 31, 2007                                      2,182,466  $             0.82
  Exercised                                                                   (410,000) $             0.95
                                                                   --------------------
Shares Under Option and Exercisable at
January 31, 2008                                                             1,772,466  $             0.79 $     712,256
                                                                   --------------------


         The following table summarizes information about stock options outstanding under the 2000 Share Plan as of January 31, 2008:

                            Options Outstanding                  Options Exercisable
                   ------------------------------------- ------------------------------------
                                  Weighted                             Weighted
                                  Average     Weighted                 Average     Weighted
                                 Remaining    Average                 Remaining    Average
      Range of        Number    Contractual  Exercise       Number   Contractual  Exercise
  Exercise Prices   Outstanding     Life        Price    Exercisable     Life        Price
---------------------------------------------------------------------------------------------

       $0.40             445,000        3.64       $0.40      445,000        3.64       $0.40
       $0.69             505,466        2.92       $0.69      505,466        2.92       $0.69
   $0.94 - $1.09         822,000        1.99       $1.06      822,000        1.99       $1.06

         The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of January 31, 2008, 21,508 shares were available for future grants under the 2000 Share Plan.

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

        Information regarding the 2003 Share Plan for the three months ended January 31, 2008 is as follows:

                                                                                           Current Weighted   Aggregate
                                                                                           Average Exercise   Intrinsic
                                                                             Shares         Price Per Share     Value
                                                                     --------------------- ----------------- -----------

Shares Under Option at October 31, 2007                                        14,476,245  $            0.74
  Granted                                                                       3,125,000  $            1.03
  Exercised                                                                      (759,200) $            0.81
                                                                     ---------------------
Shares Under Option at January 31, 2008                                        16,842,045  $            0.79 $ 6,704,382
                                                                     ---------------------
Options Exercisable at January 31, 2008                                        13,907,045  $            0.75 $ 6,151,882
                                                                     ---------------------


         The following table summarizes information about stock options outstanding under the 2003 Share Plan as of January 31, 2008:

                            Options Outstanding                   Options Exercisable
                   -------------------------------------- ------------------------------------
                                  Weighted                             Weighted
                                  Average     Weighted                 Average     Weighted
                      Number     Remaining    Average      Number     Remaining     Average
      Range of      Outstanding Contractual  Exercise    Exercisable Contractual   Exercise
  Exercise Prices   at 1/31/08      Life        Price    at 1/31/08      Life        Price
----------------------------------------------------------------------------------------------

      $0.25 - $0.43    1,245,000        5.75       $0.33    1,245,000        5.75        $0.33
      $0.52 - $0.77    5,450,970        7.41       $0.63    5,450,970        7.41        $0.63
      $0.81 - $1.46   10,146,075        8.18       $0.94    7,211,075        7.54        $0.91


         The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of January 31, 2008, 6,725,186 shares were available for future grants under the 2003 Share Plan.

Stock Grants
------------

         We account for stock awards granted to employees and consultants based on their grant date fair value. During the three-month periods ended January 31, 2008 and 2007, we issued 448,575 shares and 548,800 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation expense for the three-month periods ended January 31, 2008 and 2007 of approximately $557,000 and $421,000, respectively, for the shares of common stock issued to employees. In addition, during the three-month periods ended January 31, 2008 and 2007, we issued 46,326 shares and 134,020 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the three-month periods ended January 31, 2008 and 2007 of approximately $60,000 and $95,000, respectively, for the shares of common stock issued to consultants.

3.       CONCENTRATION OF CREDIT RISK
         ----------------------------

         Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During the three months ended January 31, 2008, three customers in the Encryption Products and Services Segment represented 25%, 25% and 20%, respectively, of total net sales. During the three months ended January 31, 2007, two customers in the Encryption Products and Services Segment represented 46% and 38%, respectively, of total net sales. At January 31, 2008 and October 31, 2007, one customer in the Encryption Products and Services Segment represented 100% of accounts receivable.

4.       SHORT-TERM INVESTMENTS
         ----------------------

         Short-term investments represent certificates of deposits, carried at amortized cost, with maturities of less than twelve months. The fair values of the certificates of deposits, including accrued interest, approximate their carrying value due to their short maturities.

5.      INVESTMENT IN AND RELATED PARTY TRANSACTIONS WITH DIGITAL INFO SECURITY
        -----------------------------------------------------------------------
CO. INC.
--------

         On February 13, 2006, we entered into a Software License and Distribution Agreement (the "DISC License Agreement") to license to Digital Info Security Co. Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's e-mail services. The system allows companies to encrypt all e-mail transactions in a manner transparent to the individual user. Concurrently with entering into the DISC License Agreement with DISC, we acquired a minority interest in DISC by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. On May 17, 2006 and July 14, 2006, we purchased an additional 1,000,000 shares and 1,200,000 shares, respectively, of DISC's common stock for $50,000 and $60,000 in cash, respectively. On November 27, 2006, we acquired an additional 5,000,000 shares of DISC's common stock in exchange for 300,000 unregistered shares of our common stock. Accordingly, as of January 31, 2008, we held 12,200,000 shares of DISC's common stock, all of which were restricted securities. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. According to DISC's most recent public financial report, as of September 30, 2007 we held approximately 12% of the outstanding common stock of DISC. Our investment in DISC as of January 31, 2008, is recorded in the accompanying consolidated balance sheet at cost of $417,000, based on the closing price of our common stock on the dates we acquired DISC common stock in exchange for our common stock, and the price paid for the shares purchased for cash.

         Net sales for the three months ended January 31, 2007 included billings to DISC for engineering services of $60,000. We had no net sales relating to DISC for the three months ended January 31, 2008. Net accounts receivable at January 31, 2008 and October 31, 2007 include $60,000 and $120,000, respectively, from DISC.

6.       INVENTORIES
         ------------

         Inventories consist of the following as of:

                                                  January 31,     October 31,
                                                      2008            2007
                                                --------------- ---------------
     Component parts                            $       101,020 $       113,458
     Work-in-process                                     57,360          26,597
     Finished products                                   66,732          51,868
                                                --------------- ---------------
                                                $       225,112 $       191,923
                                                =============== ===============

7.       NET LOSS PER SHARE OF COMMON STOCK
         ----------------------------------

         In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three-month periods ended January 31, 2008 and 2007, were options to purchase 20,248,511 shares and 21,637,711 shares, respectively.

8.       EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS
         ----------------------------------------

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on November 1, 2007. There were no unrecognized tax benefits as of the date of adoption of FIN 48 and its adoption did not have a material effect on our financial statements.

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

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which changes how an entity accounts for the acquisition of a business. When effective, SFAS 141R will replace existing SFAS No. 141, "Business Combinations" ("SFAS 141"), in its entirety. SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquired entity. SFAS 141R will eliminate the current cost-based purchase method under SFAS 141. SFAS 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R is not expected to have a material effect on our financial statements.

9.       INCOME TAXES
         ------------

         We file Federal and New York State income tax returns. Due to net operating losses, the statue of limitations remains open since the fiscal year ended October 31, 1992. We account for interest and penalties related to income tax matters in selling, general and administrative expenses.

10.      SEGMENT INFORMATION
         -------------------

         We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the three-month periods ended January 31, 2008 and 2007:

                                                                                      Encryption Products
                      Segment Data                            Flat-Panel Display          and Services        Total
--------------------------------------------------------- --------------------------- ------------------- --------------

Three Months Ended January 31, 2008:
   Net sales                                              $                        -  $           52,225  $      52,225
   Net loss                                                               (1,496,273)         (1,189,052)    (2,685,325)

Three Months Ended January 31, 2007:
   Net sales                                              $                        -  $          130,750  $     130,750
   Net loss                                                                 (934,341)           (839,093)    (1,773,434)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  --------------------------------------------------------------
of Operations.
--------------

GENERAL
-------

         Our principal operations are the development, production and marketing of thin, flat, low-voltage phosphor display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

         We have pioneered the basic development of an innovative new type of flat panel display technology, which is brighter, has higher contrast and consumes a less power than our prior display technology. This new proprietary display is a color phosphor based display having a unique lower voltage electron emission system to excite the color phosphors. As with our prior display technology, the new technology emits light to display color images, such as movies from DVD players. In addition, we are also developing another version of our new type low voltage and low power display having a different matrix configuration and phosphor excitation system. These new type of displays are expected to be lower in cost than our prior displays.

         On November 2, 2007, we entered into a Technology License Agreement (the "License Agreement") with Videocon Industries Limited, an Indian company ("Videocon"). Under the License Agreement, we licensed to Videocon our technology for thin, flat, low voltage phosphor displays, for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing out technology. CopyTele and Videocon are jointly cooperating to implement our technology into production displays. Improvements to the technology will be jointly owned by CopyTele and Videocon, and the parties will jointly decide whether to pursue patents for any improvements. The license of our technology is non-transferable and worldwide. Under the License Agreement, Videocon will pay us a license fee of $11 million, payable in installments over a 27 month period. The first installment of $2 million will be paid after the License Agreement is effective. The License Agreement will be effective after Videocon has obtained the necessary regulatory approvals in India for the payment of the license fees and royalties. Videocon has filed for approval with the Indian government. Videocon will also pay us an agreed upon royalty based on display sales by Videocon.

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

         In connection with the License Agreement, for the term of the license granted under the License Agreement, Videocon and CopyTele have each appointed one senior advisor to the other's board of directors to advise with respect to strategic planning and technology in the display field.

         At the same time as we entered into the License Agreement, we entered into a Share Subscription Agreement with an affiliate of Videocon ("Mars Overseas") for Mars Overseas to purchase 20,000,000 shares of our common stock, and a subsidiary of ours, CopyTele International Ltd. ("CopyTele
International"), entered into a GDR Purchase Agreement to purchase 1,495,845 global depository receipts ("GDRs") of Videocon. Both transactions were completed in our first fiscal quarter of fiscal 2008. See Note 1 to the Condensed Consolidated Financial Statements.

         Our new display technology has been incorporated into display modules which are brighter, have higher contrast and consume less power than our prior carbon nanotube and proprietary low voltage color phosphor display technology. We have developed various engineering models using such prior technology, which demonstrated the display's ability to show movies from DVD players by controlling the brightness of selected individual pixels. The carbon nanotubes, which are supplied to us by a U.S. company, require a low voltage for electron emission and are extremely small - approximately 10,000 times thinner than the width of a human hair. The 5.5 inch (diagonal) display we developed has 960 x 234 pixels and utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located approximately 10 microns (1/10th of a human hair) from the pixels. As a result, each pixel phosphor brightness is controlled using a maximum of only 40 volts. The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology. We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition. We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

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

         Our government market has been primarily handled by The Boeing Company ("Boeing") and its large distributors of the Thuraya satellite phones. The Thuraya Satellite Network has grown as a communications provider due to its geographic coverage, quality of service and cost effective usage. The third Thuraya Geo-mobile satellite was successfully launched in January 2008, allowing Thuraya to embark on major expansion plans to provide their mobile satellite services in the Asia-Pacific region, thus potentially opening new markets for CopyTele security solutions that are designed for the Thuraya network.

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

         APSI has manufactured new Thuraya handsets and docking units that allow satellite and GSM cellular communications both outdoors and indoors. CopyTele and APSI have developed connecting cables and compatibility arrangements that customers can easily set up and utilize to secure their communications over the Thuraya network and which are compatible with landline telephone systems. APSI's new FDU-3500 docking unit for its SO-2510 phone is now available in the market. This unit allows for outdoor and indoor operation of the satellite phone on the Thuraya network. Our new PA-3500 and PA-3500T products allow compatibility between our DCS-1200, DCS-1400 and USS-900T encryption devices and the APSI FDU-3500 docking unit and SO-2510 phone. We have continued to work on further designs for encrypting the SO-2510 phone that we believe will increase customer attraction to security by reducing the size of the encryption unit and greatly improving the customer's graphical interface.

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

         We have also added Voice over Internet Protocol (VoIP) functions to the DCS-1200 for corporate utilization over these popular new telephone systems.

         In the commercial field, we licensed our encryption system for e-mail to Digital Info Security Co. Inc. ("DISC"), located in Westminster, Colorado. The system, our DCS-2200, integrates into DISC's e-mail services and allows companies to encrypt all e-mail transactions in a manner transparent to the individual user.

         In furtherance of our relationship with DISC, during fiscal 2006 and 2007, we acquired an aggregate of 12,200,000 shares of DISC's common stock, all of which were restricted securities. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. According to DISC's most recent public financial report, as of September 30, 2007 we held approximately 12% of the outstanding common stock of DISC. More information on DISC can be obtained on their website www.disecurityco.com.

         Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. Since 1999 we have also generated cash flows from sales of our encryption products and services and in fiscal 2008 we expect to commence receiving license fees from Videocon after Videocon has obtained the necessary regulatory approvals in India for such payments. During the past year we have continued to direct our encryption marketing efforts to participate in the security opportunities created by the U.S. Department of Homeland Security, the Defense Department, and the enactment of laws such as HIPAA, the Sarbanes-Oxley Act, and Gramm-Leach-Bliley Act, which mandate that government and private sector firms provide higher levels of information privacy and security. We have pursued and are continuing to pursue marketing and licensing opportunities for our display technology. To date we have not received any revenue from sales or licensing of our display technology; however, commencing in fiscal 2008 we expect to receive license fees from Videocon after Videocon has obtained the necessary regulatory approvals in India for such payments. We anticipate that current cash on hand, cash generated from operations, and cash generated from the exercise of employee options will be adequate to fund our operations at least through the end of the first quarter of fiscal 2009.

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

         We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our financial statements. For additional discussion on the application of these and other accounting polices, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2007.

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

Stock Based Compensation
------------------------

         We account for stock options granted to employees, directors and consultants using Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period.

RESULTS OF OPERATIONS
---------------------

Three months ended January 31, 2008 compared with three months ended January 31,
--------------------------------------------------------------------------------
2007
----

         Net Sales and Gross Profit

         Net Sales. Net sales decreased by approximately $79,000 in the three-month period ended January 31, 2008, to approximately $52,000, as compared to approximately $131,000 in the comparable prior-year period. Revenue during the current period was from encryption products, while revenue during the prior year period was from encryption products and services. The decrease in net sales resulted from a reduction in unit sales of approximately $19,000, to approximately $52,000, as compared to approximately $71,000 in the comparable prior-year period and a decrease in revenue from encryption services from $60,000 in the comparable prior-year period to none in the current period. The revenue from encryption services in the prior year period resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

         Gross Profit. Gross profit from sales of encryption products and services decreased by approximately $51,000 in the three-month period ended January 31, 2008, to approximately $39,000, as compared to a gross profit of approximately $90,000 in the comparable prior-year period. The decrease in gross profit is primarily due to the decrease in sales. Gross profit as a percent of net sales in the three-month period ended January 31, 2008 was approximately 75%, as compared to approximately 69% in the comparable prior-year period. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

         Research and Development Expenses

         Research and development expenses increased by approximately $310,000 in the three-month period ended January 31, 2008, to approximately $1,313,000, from approximately $1,003,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in employee stock option compensation expense of approximately $205,000, an increase in consultant stock option compensation expense of approximately $45,000 and an increase in employee compensation and related costs, other than stock option expense, of approximately $46,000.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $549,000 to approximately $1,419,000 in the three-month period ended January 31, 2008, from approximately $870,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $175,000, an increase in consultant stock option compensation expense of approximately $162,000, an increase in employee compensation and related costs, other than stock option expense, of approximately $82,000, an increase professional fees of approximately $75,000 and an increase in the provision for doubtful accounts of $60,000, offset by the partial recovery of inventory from an account receivable previously written off of approximately $29,000.

         Interest Income

         Interest income was approximately $7,000 in the three-month period ended January 31, 2008, compared to approximately $10,000 in the comparable prior-year period.

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

          During the three months ended January 31, 2008, our cash used in operating activities was approximately $835,000. This resulted from payments to suppliers, employees and consultants of approximately $894,000, which was offset by cash of approximately $52,000 received from collections of accounts receivable related to sales of encryption products, and approximately $7,000 of interest income received. Our cash used in investing activities during the three months ended January 31, 2008 was approximately $21,247,000, which resulted from a disbursement of $16,200,000 for the purchase of Videocon GDRs, a disbursement $5,000,000 to issue a loan to Mars Overseas, purchases of short-term investments consisting of certificates of deposit of $441,000 and purchases of approximately $6,000 of equipment, offset by $400,000 received upon maturities of short-term investments consisting of certificates of deposit. Our cash provided by financing activities during the three months ended January 31, 2008 was approximately $22,207,000, which resulted from the sale of our common stock to Videocon for $16,200,000, the proceeds received of $5,000,000 upon obtaining a loan from Mars Overseas and cash received upon the exercise of stock options of approximately $1,007,000. Accordingly, during the three months ended January 31, 2008, our cash and cash equivalents increased by approximately $125,000 and our short-term investments increased by $41,000. As a result, our cash, cash equivalents, and short-term investments, at January 31, 2008 increased to approximately $1,235,000 from approximately $1,069,000 at the end of fiscal 2007.

         Accounts receivable decreased by $60,000 from $120,000 at the end of fiscal 2007 to $60,000 at January 31, 2008. The decrease in accounts receivable is a result of a provision for doubtful accounts of $60,000 related to accounts receivable from DISC. Inventories increased by approximately $33,000 from approximately $192,000 at October 31, 2007 to approximately $225,000 at January 31, 2008, primarily as a result of the timing of shipments and production schedules. Investment in Videocon increased to $16,200,000 at January 31, 2008, as a result of our purchase of Videocon global depository receipts for that amount. Investment in DISC at cost of $417,000 has not changed at January 31, 2008 from the end of fiscal 2007. Loan receivable increased to $5,000,000 at January 31, 2008, as a result of issuing a loan in that amount to Mars Overseas. Accounts payable and accrued liabilities decreased by approximately $92,000 from approximately $679,000 at the end of fiscal 2007 to approximately $587,000 at January 31, 2008, as a result the timing of payments. Loan payable increased to $5,000,000 at January 31, 2008, as a result obtaining a loan from Mars Overseas.

         As a result of these changes, working capital at January 31, 2008 increased to approximately $966,000 from approximately $737,000 at the end of fiscal 2007.

         Our working capital includes inventory of approximately $225,000 at January 31, 2008. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

         During the three-month periods ended January 31, 2008 and 2007, we issued 448,575 shares and 548,800 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). We recorded compensation expense for the three-month periods ended January 31, 2008 and 2007 of approximately $557,000 and $421,000, respectively, for the shares of common stock issued to employees. In addition, during the three-month periods ended January 31, 2008 and 2007, we issued 46,326 shares and 134,020 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the three-month periods ended January 31, 2008 and 2007 of approximately $60,000 and $95,000, respectively, for the shares of common stock issued to consultants.

         During the three-month periods ended January 31, 2008 and 2007, we granted options to purchase 3,125,000 shares and 1,775,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $1.03 and $.61 per share, respectively, pursuant to the 2003 Share Plan. During the three-month periods ended January 31, 2008 and 2007, stock options to purchase 1,174,200 shares and 1,612,230 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,007,000 and $738,000, respectively.

         During the three-month period ended January 31, 2008, we issued 20,000,000 shares of our common stock to an affiliate of Videocon for an aggregate purchase price of $16,200,000 and we purchased 1,495,845 Videocon GDRs for an aggregate purchase price of $16,200,000. On February 25, 2008 the Board of Directors of Videocon recommended for approval at the annual general meeting of Videocon to be held on March 31, 2008 a dividend of 3.5 rupees per equity share (each Videocon GDR represents the equivalent of one Videocon equity share). While the Videocon GDRs are held as security for the loan payable to Mars Overseas, the agreement governing such loan provides that any dividends, distributions, rights or other proceeds or benefits in respect of the Videocon GDRs shall be promptly transferred to us free and clear of any encumbrances under the agreements.

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

        We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. We have been working with several large organizations to provide them with both our hardware and software encryption solutions for them to evaluate whether the solutions meet their security requirements and have begun supplying several major U.S. companies with our encryption products. We have pursued and are continuing to pursue marketing and licensing opportunities for our display technology. To date we have not received any revenue from sales or licensing of our display technology; however, commencing in fiscal 2008 we expect to receive license fees from Videocon after Videocon has obtained the necessary regulatory approvals in India for such payments. During the three-month period ended January 31, 2008, we have recognized revenue from sales of encryption products of approximately $52,000.

         The following table presents our expected cash requirements for contractual obligations outstanding as of January 31, 2008:


                                            Payments Due by Period
                    -----------------------------------------------------------------------
                       Less
Contractual            than         1-3         4-5          After
 Obligations          1 year       years       years        5 years            Total

Consulting
Agreement           $    43,000           -           -              -  $            43,000

Noncancelable
Operating Leases    $   232,000           -           -              -  $           232,000

Loan Payable                  -           -           -  $   5,000,000  $         5,000,000
                    -----------  ----------  ----------  -------------  -------------------

Total Contractual
Cash Obligations    $   275,000           -           -  $   5,000,000  $         5,275,000
                    -----------  ----------  ----------  -------------  -------------------


FORWARD-LOOKING STATEMENTS
--------------------------

         Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in Part II, Item 1A - "Risk Factors" below and Note 1 to Condensed Financial Statements. You should read this discussion and analysis along with our Annual Report on Form 10-K for the year ended October 31, 2007 and the condensed financial statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

         At January 31, 2008, our investment in Videocon GDRs is recorded at fair value of approximately $17,271,000, including an unrealized gain of approximately $1,071,000, and has exposure to price risk. The fair value of the Videocon GDRs is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of January 31, 2008 amounts to approximately $1,727,000.

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

         There was no change in our internal control over financial reporting during the quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION
                           --------------------------

Item 1A.  Risk Factors.
          ------------

         There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------

         On November 2, 2007, we also entered into a Share Subscription Agreement (the "Subscription Agreement") with Mars Overseas Limited, an affiliate of Videocon Industries Limited ("Mars Overseas"). Under the Subscription Agreement, Mars Overseas agreed to purchase from us 20,000,000 shares of our common stock (the "CopyTele Shares") for an aggregate purchase price of $16,200,000. The purchase of the CopyTele Shares pursuant to the Subscription Agreement closed on November 6, 2007.

          The CopyTele Shares were issued without registration in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. In claiming such exemption, we relied on representations that, among other things, Mars Overseas was acquiring the shares for its own account (and not for the account of others) for investment and not with a view to the distribution thereof.

Item 6.  Exhibits.
         ---------

          10.1 Technology License Agreement, dated November 2, 2007, between CopyTele, Inc. and Videocon Industries Limited.

          10.2 GDR Purchase Agreement, dated November 2, 2007, between CopyTele International Ltd. and Global EPC Ventures Limited. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed December 21, 2007.)

          10.3 Addendum to GDR Purchase Agreement, dated November 30, 2007, between CopyTele International Ltd. and Global EPC Ventures Limited. (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed December 21, 2007.)

          10.4 Share Subscription Agreement, dated November 2, 2007, between CopyTele, Inc. and Mars Overseas Limited.

          10.5 Loan and Pledge Agreement, dated November 2, 2007, Between Mars Overseas Limited and CopyTele International Ltd.

          10.6 Loan and Pledge Agreement, dated November 2, 2007, Between CopyTele International Ltd. and Mars Overseas Limited.

          31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2008.

          31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2008.

          32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 11, 2008.

          32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 11, 2008.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COPYTELE, INC.


                                   By: /s/ Denis A. Krusos
                                       ---------------------------------
                                       Denis A. Krusos
                                       Chairman of the Board and
                                       Chief Executive Officer
March 11, 2008                         (Principal Executive Officer)



                                  By: /s/ Henry P. Herms
                                      ----------------------------------
                                      Henry P. Herms
                                      Vice President - Finance and
                                      Chief Financial Officer (Principal
March 11, 2008                        Financial and Accounting Officer)