Form 10-Q
period 2008-04-30
COPYTELE INC
filed 2008-06-09
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                             Yes         No   X
                                 ----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On June 4, 2008, the registrant had outstanding 130,159,351 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.



                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

          Condensed Consolidated Balance Sheets as of April 30, 2008 (Unaudited)
             and October 31, 2007                                                     3

         Condensed Consolidated Statements of Operations (Unaudited) for the six
             months ended April 30, 2008 and 2007                                     4

         Condensed Consolidated Statements of Operations (Unaudited) for the three
             months ended April 30, 2008 and 2007                                     5

         Condensed Consolidated Statement of Shareholder's Equity (Unaudited)
             for the six months ended April 30, 2008                                  6

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the six
             months ended April 30, 2008 and 2007                                     7

         Notes to Condensed Consolidated Financial Statements (Unaudited)             8 - 21

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                   22 - 33

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                  33 - 34

Item 4.  Controls and Procedures.                                                     34


PART II.  OTHER INFORMATION

Item 1A. Risk Factors.                                                                35

Item 6.  Exhibits.                                                                    35

         SIGNATURES                                                                   35





                                         PART I. FINANCIAL INFORMATION
                                         -----------------------------

Item 1.  Financial Statements.
         ---------------------

                                         COPYTELE, INC. AND SUBSIDIARIES
                                         -------------------------------
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                      -------------------------------------


                                                                                (Unaudited)
                                                                              ----------------
                                                                                  April 30,         October 31,
                                    ASSETS                                          2008              2007*
                                    ------                                    ----------------   ----------------

CURRENT ASSETS:
   Cash and cash equivalents                                                    $     763,752      $     669,141
   Short-term investments                                                             441,000            400,000
   Accounts receivable, net of allowance for doubtful accounts of $60,000
     and $-0-, respectively                                                           190,500            120,000
   Inventories                                                                        196,308            191,923
   Prepaid expenses and other current assets                                           30,329             34,555
                                                                              ----------------   ----------------
                    Total current assets                                            1,621,889          1,415,619

INVESTMENT in Videocon Industries Limited global depository receipts,
   at fair value                                                                   14,120,777                  -

INVESTMENT in Digital Info Security Co. Inc. common stock, at cost                    417,000            417,000

LOAN RECEIVABLE                                                                     5,000,000                  -

PROPERTY AND EQUIPMENT, net                                                            32,975             26,653

OTHER ASSETS                                                                           10,887             10,887
                                                                              ----------------   ----------------
                                                                                $  21,203,528      $   1,870,159
                                                                              ================   ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                             $     424,190      $     347,141
   Accrued liabilities                                                                 59,059            331,668
                                                                              ----------------   ----------------
                    Total current liabilities                                         483,249            678,809

LOAN PAYABLE                                                                        5,000,000                  -

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
      shares issued or outstanding                                                          -                  -
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
      130,022,696 and 106,911,315 shares issued and outstanding, respectively       1,300,227          1,069,113
   Additional paid-in capital                                                     106,992,688         86,088,974
   Accumulated deficit                                                            (90,493,413)       (85,966,737)
   Accumulated other comprehensive loss                                            (2,079,223)                 -
                                                                              ----------------   ----------------
                                                                                   15,720,279          1,191,350
                                                                              ----------------   ----------------
                                                                                $  21,203,528      $   1,870,159
                                                                              ================   ================


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



                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------


                                                                For the Six Months Ended
                                                                        April 30,
                                                            ---------------------------------
                                                                 2008              2007
                                                            ---------------   ---------------

NET SALES
    Sales of encryption products, net                         $    217,580      $    107,177
    Sales of encryption services, net                                    -           120,000
                                                            ---------------   ---------------
                                                                   217,580           227,177
                                                            ---------------   ---------------

COST OF SALES
    Cost of encryption products sold                                50,170            32,438
    Cost of encryption services sold                                     -            44,365
                                                            ---------------   ---------------
                                                                    50,170            76,803
                                                            ---------------   ---------------

    Gross profit                                                   167,410           150,374

OPERATING EXPENSES
    Research and development expenses                            2,444,004         1,919,214
    Selling, general and administrative expenses                 2,379,092         1,454,359
                                                            ---------------   ---------------
                  Total operating expenses                       4,823,096         3,373,573
                                                            ---------------   ---------------

LOSS FROM OPERATIONS                                            (4,655,686)       (3,223,199)

DIVIDEND INCOME                                                    130,887                 -

INTEREST INCOME                                                     13,081            17,869
                                                            ---------------   ---------------

LOSS BEFORE INCOME TAX EXPENSE                                  (4,511,718)       (3,205,330)

INCOME TAX EXPENSE                                                  14,958                 -
                                                            ---------------   ---------------

NET LOSS                                                      $ (4,526,676)     $ (3,205,330)
                                                            ===============   ===============


PER SHARE INFORMATION:
Net loss per share:
    Basic and Diluted                                         $      (0.04)     $      (0.03)
                                                            ===============   ===============

Shares used in computing net loss per share:
    Basic and Diluted                                          127,984,960       101,589,288
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



                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------

                                                                  For the Three Months Ended
                                                                            April 30,
                                                                ---------------------------------
                                                                     2008              2007
                                                                ---------------   ---------------
NET SALES
    Sales of encryption products, net                             $    165,355      $     36,427
    Sales of encryption services, net                                        -            60,000
                                                                ---------------   ---------------
                                                                       165,355            96,427
                                                                ---------------   ---------------

COST OF SALES
    Cost of encryption products sold                                    37,272            12,147
    Cost of encryption services sold                                         -            23,460
                                                                ---------------   ---------------
                                                                        37,272            35,607
                                                                ---------------   ---------------

         Gross profit                                                  128,083            60,820

OPERATING EXPENSES
    Research and development expenses                                1,131,302           916,283
    Selling, general and administrative expenses                       959,935           584,648
                                                                ---------------   ---------------
                  Total operating expenses                           2,091,237         1,500,931
                                                                ---------------   ---------------

LOSS FROM OPERATIONS                                                (1,963,154)       (1,440,111)

DIVIDEND INCOME                                                        130,887                 -

INTEREST INCOME                                                          5,874             8,215
                                                                ---------------   ---------------

LOSS BEFORE INCOME TAX EXPENSE                                      (1,826,393)       (1,431,896)

INCOME TAX EXPENSE                                                      14,958                 -
                                                                ---------------   ---------------

NET LOSS                                                          $ (1,841,351)     $ (1,431,896)
                                                                ===============   ===============


PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                        $      (0.01)     $      (0.01)
                                                                ===============   ===============

Shares used in computing net loss per share:
         Basic and Diluted                                         129,258,495       102,287,372
                                                                ===============   ===============


              The accompanying notes are an integral part of these condensed statements.




                               CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               --------------------------------------------------------
                                    FOR THE SIX MONTHS APRIL 30, 2008 (UNAUDITED)
                                    ---------------------------------------------



                                                                                                                     Accumulated
                                                                  Common Stock          Additional                      Other
                                                            --------------------------    Paid-in    Accumulated     Comprehensive
                                                              Shares       Par Value      Capital      Deficit           Loss
                                                            ------------ ------------- ------------- -------------- ----------------
BALANCE, October 31, 2007                                   106,911,315    $1,069,113  $ 86,088,974 $ (85,966,737)    $          -

 Stock option compensation to employees                               -             -     1,909,771             -                -
 Stock option compensation to consultants                             -             -       210,282             -                -
 Common stock issued upon exercise of stock options under
  stock option plans                                          2,094,200        20,942     1,677,663             -                -
 Common stock issued to employees pursuant to stock
  incentive plans                                               954,875         9,549     1,031,468             -                -
 Common stock issued to consultants pursuant to stock
  incentive plans                                                62,306           623        74,530             -                -
 Unregistered common stock issued to Videocon Industries
  Limited                                                    20,000,000       200,000    16,000,000             -                -
 Unrealized loss on investment in Videocon Industries
  Limited global depository receipts                                  -             -             -             -       (2,079,223)
 Net loss                                                             -             -             -    (4,526,676)               -
                                                           ------------ ------------- ------------- -------------- ----------------

BALANCE, April 30, 2008                                     130,022,696    $1,300,227  $106,992,688 $ (90,493,413)    $ (2,079,223)
                                                           ============ ============= ============= ============== ================


                                  The accompanying notes are an integral part of this statement.



                                       COPYTELE, INC. AND SUBSIDIARIES
                                       -------------------------------
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         -----------------------------------------------------------


                                                                                          For the Six Months Ended
                                                                                                 April 30,
                                                                                   ---------------------------------------
                                                                                         2008                  2007
                                                                                   ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants                                   $(1,782,720)        $ (1,518,281)
   Cash received from customers                                                            87,080              177,342
   Dividend received                                                                      130,887                    -
   Interest received                                                                       13,081               17,869
                                                                                   ------------------    -----------------
           Net cash used in operating activities                                       (1,551,672)          (1,323,070)
                                                                                   ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Disbursements to acquire Videocon Industries Limited global depository
      receipts                                                                        (16,200,000)                   -
   Disbursement to acquire loan receivable                                             (5,000,000)                   -
   Proceeds from maturities of short-term investments (certificates of deposit)           400,000               38,000
   Disbursements to acquire short-term investments (certificates of deposit)             (441,000)            (425,000)
   Payments for purchases of property and equipment                                       (11,322)              (7,694)
                                                                                   ------------------    -----------------
           Net cash used in investing activities                                      (21,252,322)            (394,694)
                                                                                   ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock to Videocon Industries Limited                   16,200,000                    -
   Proceeds from issuance of loan payable                                               5,000,000                    -
   Proceeds from exercise of stock options                                              1,698,605            1,202,099
                                                                                   ------------------    -----------------
           Net cash provided by financing activities                                   22,898,605            1,202,099
                                                                                   ------------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       94,611             (515,665)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          669,141            1,281,660
                                                                                   ------------------    -----------------

CASH AND CASH EQUIVALENTS AT  END OF PERIOD                                         $     763,752        $     765,995
                                                                                   ==================    =================

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

   Net loss                                                                         $  (4,526,676)       $  (3,205,330)
   Stock option compensation to employees                                               1,909,771              986,354
   Stock option compensation to consultants                                               210,282                    -
   Stock awards granted to employees pursuant to stock  incentive plans                 1,041,017            1,068,472
   Stock awards granted to consultants pursuant to stock  incentive plans                  75,153              105,744
   Provision for doubtful accounts                                                         60,000                    -
   Recovery of slow-moving inventory reserve                                              (16,440)                   -
   Depreciation and amortization                                                            5,000                5,499
   Change in operating assets and liabilities:
      Accounts receivable                                                                (130,500)             (49,835)
      Inventories                                                                          12,055               29,775
      Prepaid expenses and other current assets                                             4,226               (9,764)
      Other assets                                                                              -                    -
      Accounts payable and  accrued liabilities                                          (195,560)            (253,985)
                                                                                   -----------------     -----------------
           Net cash used in operating activities                                      $(1,551,672)        $( 1,323,070)
                                                                                   =================     =================

SUPPLEMENTAL DISCLOSURE  OF NON-CASH INVESTING ACTIVITIES:
    Unregistered common stock issued in connection with investment in
        Digital Info Security Co., Inc.                                             $          -          $      210,000
                                                                                   =================     =================



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

         The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the six-month and three-month periods ended April 30, 2008 and 2007. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. Certain prior year amounts have been reclassified to conform with current year presentation.

         The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. ("CopyTele International") and CopyTele Marketing Inc. ("CopyTele Marketing"). CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in July 2007 and September 2007, respectively. CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company ("Videocon"). As of April 30, 2008, CopyTele Marketing was inactive. All significant intercompany transactions have been eliminated in consolidation.

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

Technology License Agreement with Videocon Industries Limited
-------------------------------------------------------------

         In November 2007, we entered into a Technology License Agreement (as amended, the "License Agreement") with Videocon. Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the "Licensed Technology"), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon. In April 2008, the Indian Government approved the License Agreement and in May 2008, we received the first installment of the license fee of $2 million.

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

         In November 2007, we also entered into a Share Subscription Agreement (the "Subscription Agreement") with Mars Overseas Limited, an affiliate of Videocon ("Mars Overseas"). Under the Subscription Agreement, Mars Overseas purchased 20,000,000 shares of our common stock (the "CopyTele Shares") from us for an aggregate purchase price of $16,200,000. The purchase of the CopyTele Shares pursuant to the Subscription Agreement closed in November 2007.

         Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International, entered into a GDR Purchase Agreement (the "Purchase Agreement") with Global EPC Ventures Limited ("Global"), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the "Videocon GDRs") for an aggregate purchase price of $16,200,000. Videocon's global depository receipts are listed on the Luxembourg Stock Exchange. The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.

         For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the "Securities") for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007. The Videocon GDRs are to be held as security for a loan in principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in principal amount of $5,000,000 from CopyTele International to Mars Overseas. The loans are for a term of seven years and do not bear interest. Prepayment of each loan requires payment of a premium by the borrower and, in any event, the lien on the Securities securing the prepaid loan will not be released until the seventh anniversary of the closing of the loans and the prepaid amount would be held in escrow until such date. The loan agreements required the parties to enter into an escrow agreement under which the parties deposited the Securities with an escrow agent for the term of the loans. The loan agreements also provide for customary events of default which may result in forfeiture of the Securities by the defaulting party. The loan and escrow agreements also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits received by the escrow agent in respect of the Securities. The closing of the loans took place in December 2007.

Investment in Videocon
----------------------

         Although the Videocon GDRs are held as security for the loan payable to Mars Overseas and prepayment of the loan will not release the Videocon GDRs securing the loan until the seventh anniversary of the closing of the loan, our investment in Videocon is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income, net of the related tax effects, in shareholders' equity. Cost is determined using the specific identification method. The fair value of the Videocon GDRs is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. The cost, unrealized loss and fair value of our investment in Videocon as of April 30, 2008 are as follows:

                                                 April 30,
                                                   2008
                                           -------------------
                    Cost                       $16,200,000
                    Unrealized loss             (2,079,223)
                                           -------------------
                    Fair Value                 $14,120,777
                                           ===================

Funding and Management's Plans
------------------------------

         From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. In addition, commencing in the fourth quarter of fiscal 1999, we have generated cash flows from sales of our encryption products and in May 2008 we commenced receiving license fees related to our display technology from Videocon pursuant to the License Agreement.

          During the six months ended April 30, 2008, our cash used in operating activities was approximately $1,552,000. This resulted from payments to suppliers, employees and consultants of approximately $1,783,000, which was offset by cash of approximately $87,000 received from collections of accounts receivable related to sales of encryption products, and approximately $13,000 of interest income and $131,000 of dividend income received. Our cash used in investing activities during the six months ended April 30, 2008 was approximately $21,252,000, which resulted from a disbursement of $16,200,000 for the purchase of Videocon GDRs, a disbursement $5,000,000 to issue a loan to Mars Overseas, purchases of short-term investments consisting of certificates of deposit of $441,000 and purchases of approximately $11,000 of equipment, offset by $400,000 received upon maturities of short-term investments consisting of certificates of deposit. Our cash provided by financing activities during the six months ended April 30, 2008 was approximately $22,899,000, which resulted from the sale of our common stock to Videocon for $16,200,000, the proceeds received of $5,000,000 upon obtaining a loan from Mars Overseas and cash received upon the exercise of stock options of approximately $1,699,000.

Accordingly, during the six months ended April 30, 2008, our cash and cash equivalents increased by approximately $95,000 and our short-term investments increased by $41,000. As a result, our cash, cash equivalents, and short-term investments, at April 30, 2008 increased to approximately $1,205,000 from approximately $1,069,000 at the end of fiscal 2007.

         We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees and royalties from Videocon, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities. However, our projections of future cash needs and cash flows may differ from actual results. It is management's intention to continue to compensate employees by issuing stock or stock options. If current cash and cash equivalents, and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

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

Stock Option Compensation Expense
---------------------------------

         We account for stock options granted to employees and directors using Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $1,910,000 and $986,000 during the six-month periods ended April 30, 2008 and 2007, respectively, and of approximately $821,000 and $278,000 during the three-month periods ended April 30, 2008 and 2007, respectively, in accordance with SFAS 123R. Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the six-month periods ended April 30, 2008 and 2007 by $0.01 and $0.01, respectively, and for the three-month periods ended April 30, 2008 and April 30, 2007 by $0.01 and $0.00, respectively.

         Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the six-month periods ended April 30, 2008 and 2007 was approximately $-0- and $13,000, respectively, and during the three-month periods ended April 30, 2008 and 2007 was approximately $-0- and $6,000, respectively, of expense related to the amortization of compensation cost for stock options granted prior to, but not yet vested as of, the end of the prior fiscal year. As of April 30, 2008, there was approximately $300,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors. Approximately $127,000 of this unrecognized cost is expected to be amortized over the remaining portion of the current fiscal year and approximately
$121,000, $51,000, and $1,000 of this unrecognized cost is expected to be amortized during fiscal 2009, 2010 and 2011, respectively.

         We also account for stock options granted to consultants using SFAS 123R. We recognized consulting expense for options granted to non-employee consultants, during the six-month periods ended April 30, 2008 and 2007, of approximately $210,000, and $-0-, respectively, and during the three-month periods ended April 30, 2008 and 2007, of approximately $3,000, and $-0-, respectively. As of April 30, 2008, there was approximately $20,000 of unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants. Approximately $7,000 of this unrecognized consulting expense is expected to be amortized over the remaining portion of the current fiscal year and approximately $13,000 is expected to be amortized during fiscal 2009. Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

Fair Value Determination
------------------------

         In accordance with SFAS No. 123R, we estimate the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes pricing model. We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups. Stock options we granted during the six-month period ended April 30, 2008 consisted of awards of options with 10-year terms which vested either immediately or over future periods of from three months to three years. All of the stock options we granted during the six-month period ended April 30, 2007 consisted of awards of options with 10-year terms which vested immediately.

         We estimated the fair value of stock option awards using the following assumptions:

                                                 For the Six Months   For the Three Months
                                                    Ended April 30,      Ended April 30,
                                                -------------------   -------------------
                                                 2008         2007      2008        2007
                                                --------   --------   --------    -------
Expected term (in years)                          3.9         3.3       1.7         2.0
Volatility                                        92%         94%       87%         84%
Risk-free interest rate                          3.44%       4.61%     1.51%       4.60%
Dividend yield                                    0            0         0           0
Weighted average fair value at grant date       $0.63        $0.39     $0.33       $0.37


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

Stock Option Activity
---------------------

         During the six-month periods ended April 30, 2008 and 2007, we granted options to purchase 3,875,000 shares and 2,505,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $.98 and $.67 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the six-month periods ended April 30, 2008 and 2007, stock options to purchase 2,094,200 shares and 2,277,230 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,699,000 and $1,202,000, respectively.


Stock Option Plans
------------------

         As of April 30, 2008, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

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

         Information regarding the 1993 Plan for the six months ended April 30, 2008 is as follows:

                                                                Current Weighted       Aggregate
                                                                Average Exercise       Intrinsic
                                                 Shares          Price Per Share         Value
                                            --------------    --------------------  --------------
Shares Under Option at October 31, 2007         2,614,000             $2.33
  Expired                                        (975,000)            $3.38
  Exercised                                        (5,000)            $1.31
                                            --------------
Shares Under Option and Exercisable at
  April 30, 2008                                1,634,000             $1.72             $13,550
                                            --------------

         The  following  table  summarizes   information   about  stock  options
outstanding under the 1993 Plan as of April 30, 2008:


                                    Options Outstanding and Exercisable
                                   --------------------------------------
                                                 Weighted
                                                 Average        Weighted
                                                Remaining        Average
           Range of               Number       Contractual      Exercise
        Exercise Prices        Outstanding         Life           Price
   ----------------------------------------------------------------------
        $0.84 to $1.56           779,000           1.54           $1.10
             $2.28               855,000           0.20           $2.28

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

         Information regarding the 2000 Share Plan for the six months ended April 30, 2008 is as follows:

                                                                Current Weighted       Aggregate
                                                                Average Exercise       Intrinsic
                                                 Shares          Price Per Share         Value
                                            --------------    --------------------  --------------

Shares Under Option at October 31, 2007         2,182,466            $0.82
  Exercised                                      (410,000)           $0.95
                                            --------------
Shares Under Option and Exercisable at
  April 30, 2008                                1,772,466            $0.79             $441,910
                                            --------------


         The  following  table  summarizes   information   about  stock  options
outstanding under the 2000 Share Plan as of April 30, 2008:

                                    Options Outstanding and Exercisable
                                    -----------------------------------
                                                   Weighted
                                                   Average       Weighted
                                                  Remaining       Average
             Range of              Number        Contractual     Exercise
         Exercise Prices         Outstanding        Life           Price
       ----------------------------------------------------------------------

              $0.40                  445,000        3.39            $0.40
              $0.69                  505,466        2.67            $0.69
          $0.94 - $1.09              822,000        1.81            $1.06

         The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2008, 21,508 shares were available for future grants under the 2000 Share Plan.

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

        Information regarding the 2003 Share Plan for the six months ended April 30, 2008 is as follows:

                                                              Current Weighted     Aggregate
                                                              Average Exercise     Intrinsic
                                                  Shares      Price Per Share        Value
                                             -------------   -----------------    ----------
Shares Under Option at October 31, 2007         14,476,245         $0.74
  Expired                                          (60,000)        $0.84
  Granted                                        3,875,000         $0.98
  Exercised                                     (1,679,200)        $0.78
                                             -------------
Shares Under Option at April 30, 2008           16,612,045         $0.80           $3,897,464
                                             -------------
Options Exercisable at April 30, 2008           15,127,045         $0.76           $3,888,964
                                             -------------


         The  following  table  summarizes   information   about  stock  options
outstanding under the 2003 Share Plan as of April 30, 2008:



                                            Options Outstanding                            Options Exercisable
                                ----------------------------------------------  -------------------------------------------
                                                  Weighted                                      Weighted
                                                   Average        Weighted                       Average       Weighted
                                                  Remaining       Average                      Remaining       Average
             Range of              Number        Contractual      Exercise          Number     Contractual     Exercise
         Exercise Prices         Outstanding        Life           Price          Exercisable     Life           Price
     ----------------------------------------------------------------------------------------------------------------------
          $0.25 - $0.43            1,170,000        5.45            $0.33          1,170,000      5.45            $0.33
          $0.52 - $0.77            5,375,970        7.16            $0.63          5,375,970      7.16            $0.63
          $0.81 - $1.46           10,066,075        7.93            $0.94          8,581,075      7.65            $0.90


         The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2008, 5,512,906 shares were available for future grants under the 2003 Share Plan.

Stock Grants
------------

         We account for stock awards granted to employees and consultants based on their grant date fair value. During the six-month periods ended April 30, 2008 and 2007, we issued 954,875 shares and 1,509,580 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation expense for the six-month periods ended April 30, 2008 and 2007 of approximately $1,041,000 and $1,068,000, respectively, and for the three-month periods ended
April 30, 2008 and 2007 of approximately $484,000 and $647,000, respectively, for the shares of common stock issued to employees. In addition, during the six-month periods ended April 30, 2008 and 2007, we issued 62,306 shares and 149,020 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the six-month periods ended April 30, 2008 and 2007 of approximately $75,000 and $106,000, respectively, and for the three-month periods ended April 30, 2008 and 2007 of approximately $15,000 and $11,000, respectively, for the shares of common stock issued to consultants.

3.       CONCENTRATION OF CREDIT RISK
         ----------------------------

         Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During the six months ended April 30, 2008, one customer in the Encryption Products and Services Segment represented 60% of total net sales. During the six months ended April 30, 2007, two customers in the Encryption Products and Services Segment represented 53% and 24%, respectively, of total net sales. At April 30, 2008 two customers in the Encryption Products and Services Segment represented 69% and 31%, respectively, of net accounts receivable and at October 31, 2007, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable.

4.       SHORT-TERM INVESTMENTS
         ----------------------

         Short-term investments represent certificates of deposits, carried at amortized cost, with maturities of less than twelve months. The fair values of the certificates of deposits, including accrued interest, approximate their carrying value due to their short maturities.

5. INVESTMENT IN AND RELATED PARTY  TRANSACTIONS  WITH DIGITAL INFO SECURITY CO.
   -----------------------------------------------------------------------------
INC.
----

         In February 2006, we entered into a Software License and Distribution Agreement (the "DISC License Agreement") to license to Digital Info Security Co. Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's e-mail services. The system allows companies to encrypt all e-mail transactions in a manner transparent to the individual user. Concurrently with entering into the DISC License Agreement with DISC, we acquired a minority interest in DISC by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. In May and July 2006, we purchased an additional 1,000,000 shares and 1,200,000 shares, respectively, of DISC's common stock for $50,000 and $60,000 in cash, respectively. In November 2006, we acquired an additional 5,000,000 shares of DISC's common stock in exchange for 300,000 unregistered shares of our common stock. Accordingly, as of April 30, 2008, we held 12,200,000 shares of DISC's common stock, all of which were restricted securities. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. According to DISC's most recent public financial report, as of December 31, 2007 we held approximately 12% of the outstanding common stock of DISC. Our investment in DISC as of April 30, 2008, is recorded in the accompanying consolidated balance sheet at cost of $417,000, based on the closing price of our common stock on the dates we acquired DISC common stock in exchange for our common stock, and the price paid for the shares purchased for cash.

         Net sales for the six months ended April 30, 2007 included billings to DISC for engineering services of $120,000. We had no net sales relating to DISC for the six months ended April 30, 2008. Net accounts receivable at April 30, 2008 and October 31, 2007 include $60,000 and $120,000, respectively, from DISC.

6.       INVENTORIES
         -----------

         Inventories consist of the following as of:
                                                   April 30,     October 31,
                                                     2008           2007
                                                -----------    -------------
             Component parts                      $  95,071     $    113,458
             Work-in-process                          8,184           26,597
             Finished products                       93,053           51,868
                                                -----------    -------------
                                                  $ 196,308     $    191,923
                                                ===========    =============

7.       NET LOSS PER SHARE OF COMMON STOCK
         ----------------------------------

         In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six month and three-month periods ended April 30, 2008 and 2007, were options to purchase 20,018,511 shares and 21,202,711 shares, respectively.


8.       EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS
         ----------------------------------------

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

9.       INCOME TAXES
         ------------

         Income tax expense for the six-month and three-month periods ended April 30, 2008 represents income taxes withheld by India on dividends paid by Videocon related to the Videocon GDRs we hold. We did not incur any income tax expense in fiscal 2007. We file Federal and New York State income tax returns. Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1992. We account for interest and penalties related to income tax matters in selling, general and administrative expenses.

         On November 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. There were no unrecognized tax benefits as of the date of our adoption of FIN 48 and its adoption did not have a material effect on our financial statements.

10.      SEGMENT INFORMATION
         -------------------

         We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Flat-panel display and (ii) Encryption products and services. The following represents selected financial information for our segments for the six-month and three-month periods ended April 30, 2008 and 2007:

                                                        Encryption Products
          Segment Data             Flat-Panel Display       and Services             Total
---------------------------------  -------------------  --------------------  -------------------
Six Months Ended April 30, 2008:
   Net sales                           $            -          $    217,580        $     217,580
   Net loss                               ( 2,551,223)           (1,975,453)          (4,526,676)

Six Months Ended April 30, 2007:
   Net sales                           $            -          $    227,177        $     227,177
   Net loss                                (1,596,106)           (1,609,224)          (3,205,330)



                                                        Encryption Products
          Segment Data             Flat-Panel Display       and Services             Total
---------------------------------  -------------------  --------------------  -------------------
Three Months Ended April 30, 2008:
   Net sales                            $           -            $  165,355         $    165,355
   Net loss                                (1,054,950)             (786,401)          (1,841,351)

Three Months Ended April 30, 2007:
   Net sales                            $           -            $   96,427         $     96,427
   Net loss                                  (661,765)             (770,131)          (1,431,896)

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

         We have pioneered the basic development of an innovative new type of flat panel display technology, which is brighter, has higher contrast and consumes less power than our prior display technology. This new proprietary display is a color phosphor based display having a unique lower voltage electron emission system to excite the color phosphors. As with our prior display technology, the new technology emits light to display color images, such as movies from DVD players. In addition, we are also developing another version of our new type low voltage and low power display having a different matrix configuration and phosphor excitation system. These new type of displays are expected to be lower in cost than our prior displays.

         In November 2007, we entered into a Technology License Agreement (the "License Agreement") with Videocon Industries Limited, an Indian company
("Videocon"). Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the "Licensed Technology"), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon. In April 2008, the Indian Government approved the License Agreement and in May 2008, we received the first installment of the license fee of $2 million.

         Videocon Industries Limited is the $3.5 billion flagship company of the Videocon Group, one of India's leading business houses. Videocon Group is a fully integrated consumer electronics and home appliances enterprise with backward integration in plasma panel, CRT glass, color picture tubes and other key components for the consumer electronics, home appliances and components industries. The company also operates in the oil & gas sector through its 25% participating interest in Ravva Oil Field which produces 50,000 barrels of oil per day. The group also has participating interests in exploration activities in Oman, Timor, Brazil, and Australia. The Videocon Group has sales and service networks throughout India supporting seventeen locally-based factories. In addition, the Videocon Group operates facilities in Italy, Poland, Oman, China and Mexico. For more information on Videocon, visit www.videoconworld.com.

         CopyTele and Videocon are working together to implement our technology into production displays. Under the License Agreement, Videocon, with assistance from CopyTele, is to provide the design and process engineering required to produce display modules based on our technology and has a dedicated group of display specialists assigned to this program. In addition, Videocon also is to provide all tooling and fixtures required for the production process. CopyTele and Videocon are also working together to incorporate advancements to our display technology for various sizes of displays. Improvements to the technology will be jointly owned by CopyTele and Videocon.

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

          o Our display has no backlight. Because power is only consumed when a pixel is turned on, low power is needed to activate the whole display. The display requires less power than an LCD. This lower power consumption could potentially allow use of rechargeable batteries to operate TV products for wireless applications and extend the battery operation time for portable devices.

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

         We have actively continued to pursue our encryption business. We have sought encryption opportunities in both the commercial and government security markets.

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

         We have recently uncovered new opportunities to secure landline and wireless voice and fax communications. Our USS-900AF, USS-900WF and USS-900WFL products are being evaluated for use by two Middle Eastern governments for encrypting fax communications. Also, a Far Eastern government is in the process of determining the system requirements necessary to encrypt voice communications utilizing our DCS-1200 and DCS-1400 products.

         In the commercial field, the Voice over Internet Protocol (VoIP) function that has been added to the DCS-1200 is now being evaluated for rollout by a large commercial organization in South America.

         We also licensed our encryption system for e-mail to Digital Info Security Co. Inc. ("DISC"), located in Westminster, Colorado. The system, our DCS-2200, integrates into DISC's e-mail services and allows companies to encrypt all e-mail transactions in a manner transparent to the individual user. In furtherance of our relationship with DISC, during fiscal 2006 and 2007, we acquired shares of DISC's common stock constituting, according to DISC's most recent public financial report, as of December 31, 2007, approximately 12% of the outstanding shares. More information on DISC can be obtained on their website www.disecurityco.com. See Note 5 to the Condensed Consolidated Financial Statements.

         Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. Since 1999 we have also generated cash flows from sales of our encryption products and services. We are continuing to direct our encryption marketing efforts to opportunities in both the commercial and government security markets and have recently uncovered new opportunities with Middle Eastern and Far Eastern governments to secure voice and fax communications. In addition, in fiscal 2008, we entered into the License Agreement with Videocon and in May 2008, we commenced receiving from Videocon license fees related to our display technology.

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

RESULTS OF OPERATIONS
---------------------

Six months ended April 30, 2008 compared with six months ended April 30, 2007
-----------------------------------------------------------------------------

         Net Sales and Gross Profit

         Net Sales. Net sales decreased by approximately $9,000 in the six-month period ended April 30, 2008, to approximately $218,000, as compared to approximately $227,000 in the comparable prior-year period. Revenue during the current period was from encryption products, while revenue during the prior year period was from encryption products and services. The increase in net sales resulted from an increase in unit sales of approximately $111,000, to approximately $218,000, as compared to approximately $107,000 in the comparable prior-year period and a decrease in revenue from encryption services from $120,000 in the comparable prior-year period to none in the current period. The revenue from encryption services in the prior year period resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

         Gross Profit. Gross profit from net sales of encryption products and services increased by approximately $17,000 in the six-month period ended April 30, 2008, to approximately $167,000, as compared to a gross profit of approximately $150,000 in the comparable prior-year period. The increase in gross profit is primarily due to sales during the current period including inventory having a cost of approximately $19,000 for which a provision for excess inventory was recorded in prior periods and accordingly, the cost of encryption products sold during the current period was reduced by that amount. Gross profit as a percent of net sales in the six-month period ended April 30, 2008 was approximately 77%, as compared to approximately 66% in the comparable prior-year period. The increase in gross profit as a percent of net sales is primarily due to the sale during the current period of inventory for which a provision for excess inventory was recorded in prior periods. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

         Research and Development Expenses

         Research and development expenses increased by approximately $525,000 in the six-month period ended April 30, 2008, to approximately $2,444,000, from approximately $1,919,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in employee stock option compensation expense of approximately $450,000, an increase in outside research and development expense of approximately $75,000 and an increase in consultant stock option compensation expense of approximately $45,000, offset by a decrease in employee compensation and related costs, other than stock option expense, of approximately $31,000.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $925,000 to approximately $2,379,000 in the six-month period ended April 30, 2008, from approximately $1,454,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $473,000, an increase in consultant stock option compensation expense of approximately $165,000, an increase in professional fees of approximately $117,000, an increase in the provision for doubtful accounts of $60,000, an increase in travel expense of approximately $41,000 and an increase in employee compensation and related costs, other than stock option expense, of approximately $39,000.

         Dividend Income

         Dividend income, which was received in connection with the Videocon GDRs we acquired in December 2007, was approximately $131,000 in the six months ended April 30, 2008. We received no dividend income in the prior-year period.

         Interest Income

         Interest income was approximately $13,000 in the six-month period ended April 30, 2008, compared to approximately $18,000 in the comparable prior-year period. The decrease in interest income was primarily due to a reduction in prevailing interest rates.

         Income Tax Expense

         Income tax expense for the six-month period ended April 30, 2008 of approximately $15,000 represents income taxes withheld by India on the dividends paid by Videocon related to the Videocon GDRs we hold. We did not record any income tax expense in the prior-year period.

Three months ended April 30, 2008 compared with three months ended April 30,
----------------------------------------------------------------------------
2007
----
         Net Sales and Gross Profit

         Net Sales. Net sales increased by approximately $69,000 in the three-month period ended April 30, 2008, to approximately $165,000, as compared to approximately $96,000 in the comparable prior-year period. Revenue during the current period was from encryption products, while revenue during the prior year period was from encryption products and services. The increase in net sales resulted from an increase in unit sales of approximately $129,000, to approximately $165,000, as compared to approximately $36,000 in the comparable prior-year period and a decrease in revenue from encryption services from $60,000 in the comparable prior-year period to none in the current period. The revenue from encryption services in the prior year period resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales between periods generally represent the nature of the early stage of our product and sales channel development.

         Gross Profit.  Gross profit from net sales of  encryption  products and services increased by approximately $67,000 in the three-month period ended April 30, 2008, to approximately $128,000, as compared to a gross profit of approximately $61,000 in the comparable prior-year period. The increase in gross profit is primarily due to the increase in net sales. The increase in gross profit also reflected sales during the current period including inventory having a cost of approximately $15,000 for which a provision for excess inventory was recorded in prior periods and accordingly, the cost of encryption products sold during the current period was reduced by that amount. Gross profit as a percent of net sales in the three-month period ended April 30, 2008 was approximately 78%, as compared to approximately 63% in the comparable prior-year period. The increase in gross profit as a percent of net sales is primarily due to the sale during the current period of inventory for which a provision for excess inventory was recorded in prior periods and also results from encryption services in the prior period having a gross profit percentage of less than encryption products. Because of the limited number of transactions during each of the periods, gross profit percentages are sensitive to individual transactions.

         Research and Development Expenses

         Research and development expenses increased by approximately $215,000 in the three-month period ended April 30, 2008, to approximately $1,131,000, from approximately $916,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in employee stock option compensation expense of approximately $245,000 and an increase in outside research and development of approximately $59,000, offset by a decrease in employee compensation and related costs, other than stock option expense, of approximately $99,000.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $375,000 to approximately $960,000 in the three-month period ended April 30,
2008, from approximately $585,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $298,000, an increase in travel expense of approximately $45,000 and an increase in professional fees of approximately $42,000, offset by a decrease in employee compensation and related costs, other than stock option expense, of approximately $43,000.

         Dividend Income

         Dividend income, which was received in connection with the Videocon GDRs we acquirer in December 2007, was approximately $131,000 in the three months ended April 30, 2008. We received no dividend income in the prior-year period.

         Interest Income

         Interest income was approximately $6,000 in the three-month period ended April 30, 2008, compared to approximately $8,000 in the comparable prior-year period. The decrease in interest income was primarily due to a reduction in prevailing interest rates.

         Income Tax Expense

         Income tax expense for the three-month period ended April 30, 2008 of approximately $15,000 represents income taxes withheld by India on the dividends paid by Videocon related to the Videocon GDRs we hold. We did not record any income tax expense in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. In addition, commencing in the fourth quarter of fiscal 1999, we have generated cash flows from sales of our encryption products and in May 2008, we commenced receiving license fees related to our display technology from Videocon pursuant to the License Agreement.

          During the six months ended April 30, 2008, our cash used in operating activities was approximately $1,552,000. This resulted from payments to suppliers, employees and consultants of approximately $1,783,000, which was offset by cash of approximately $87,000 received from collections of accounts receivable related to sales of encryption products, and approximately $13,000 of interest income and $131,000 of dividend income received. Our cash used in investing activities during the six months ended April 30, 2008 was approximately $21,252,000, which resulted from a disbursement of $16,200,000 for the purchase of Videocon GDRs, a disbursement $5,000,000 to issue a loan to Mars Overseas, purchases of short-term investments consisting of certificates of deposit of $441,000 and purchases of approximately $11,000 of equipment, offset by $400,000 received upon maturities of short-term investments consisting of certificates of deposit. Our cash provided by financing activities during the six months ended April 30, 2008 was approximately $22,899,000, which resulted from the sale of our common stock to Videocon for $16,200,000, the proceeds received of $5,000,000 upon obtaining a loan from Mars Overseas and cash received upon the exercise of stock options of approximately $1,699,000. Accordingly, during the six months ended April 30, 2008, our cash and cash equivalents increased by approximately $95,000 and our short-term investments increased by $41,000. As a result, our cash, cash equivalents, and short-term investments, at April 30, 2008 increased to approximately $1,205,000 from approximately $1,069,000 at the end of fiscal 2007.

         Net accounts receivable increased by approximately $71,000, from $120,000 at the end of fiscal 2007 to approximately $191,000 at April 30, 2008. The increase is a result of an account receivable from one customer of approximately $131,000, offset by a provision for doubtful accounts of $60,000 related to $120,000 of accounts receivable from DISC. Inventories increased by approximately $4,000 from approximately $192,000 at October 31, 2007 to approximately $196,000 at April 30, 2008, primarily as a result of the timing of shipments and production schedules. Investment in Videocon is recorded at fair value and increased to $14,121,000 at April 30, 2008 from zero at the end of fiscal 2007, as a result of our purchase of Videocon global depository receipts for $16,200,000 in December 2007 and the recording of an unrealized loss of approximately $2,079,000 as of April 30, 2008. Investment in DISC is recorded at cost of $417,000 and has not changed at April 30, 2008 from the end of fiscal 2007. Loan receivable increased to $5,000,000 at April 30, 2008 from zero at the end of fiscal 2007, as a result of issuing a loan in that amount to Mars Overseas in December 2007. Accounts payable and accrued liabilities decreased by approximately $196,000 from approximately $679,000 at the end of fiscal 2007 to approximately $483,000 at April 30, 2008, as a result the timing of payments. Loan payable increased to $5,000,000 at April 30, 2008 from zero at the end of fiscal 2007, as a result obtaining a loan from Mars Overseas in December 2007.

         Working capital at April 30, 2008 increased to approximately $1,139,000 from approximately $737,000 at the end of fiscal 2007. Our working capital includes inventory of approximately $196,000 at April 30, 2008. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

         During the six-month periods ended April 30, 2008 and 2007, we issued 954,875 shares and 1,509,580 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). We recorded compensation expense for the six-month periods ended April 30, 2008 and 2007 of approximately $1,041,000 and $1,068,000, respectively, and for the three-month periods ended April 30, 2008 and 2007 of approximately $484,000 and $647,000, respectively for the shares of common stock issued to employees. In addition, during the six-month periods ended April 30, 2008 and 2007, we issued 62,306 shares and 149,020 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the six-month periods ended April 30, 2008 and 2007 of approximately $75,000 and $106,000, respectively, and for the three-month period ended April 30, 2008 and 2007 of $15,000 and approximately $11,000, respectively, for the shares of common stock issued to consultants.

         During the six-month periods ended April 30, 2008 and 2007, we granted options to purchase 3,875,000 shares and 2,505,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $.98 and $.67 per share, respectively, pursuant to the 2003 Share Plan. During the six-month periods ended April 30, 2008 and 2007, stock options to purchase 2,094,200 shares and 2,277,230 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,699,000 and $1,202,000, respectively.

         During the six-month period ended April 30, 2008, we issued 20,000,000 shares of our common stock to an affiliate of Videocon for an aggregate purchase price of $16,200,000 and we purchased 1,495,845 Videocon GDRs for an aggregate purchase price of $16,200,000. In April 2008, we received a dividend of approximately $131,000 on the Videocon GDRs we hold. While the Videocon GDRs are held as security for the loan payable to Mars Overseas, the agreement governing such loan provides that any dividends, distributions, rights or other proceeds or benefits in respect of the Videocon GDRs shall be promptly transferred to us free and clear of any encumbrances under the agreements.

         We believe that our existing cash, cash equivalents, short-term investments and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees and royalties from Videocon, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities. However, our projections of future cash needs and cash flows may differ from actual results. It is management's intention to continue to compensate their employees by issuing stock or stock options. If current cash and cash equivalents, and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

         We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. In fiscal 2008, we entered into the License Agreement with Videocon. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon. During the six-month period ended April 30, 2008, we have recognized revenue from sales of encryption products of approximately $218,000 and in May 2008, we received the first installment of the license fee from Videocon of $2,000,000.

         The following table presents our expected cash requirements for contractual obligations outstanding as of April 30, 2008:

                                                             Payments Due by Period
                                                             ----------------------

                                 Less
Contractual                      than             1-3              4-5              After
Obligations                     1 year           years            years            5 years               Total

 Consulting
 Agreement                   $   42,500            -                -                 -             $     42,500

Noncancelable  Operating
Leases                       $  162,197            -                -                 -             $    162,197

Loan Payable                      -                -                -            $5,000,000         $  5,000,000
                             -------------    -------------    ------------    ----------------     --------------

Total Contractual
Cash Obligations             $ 204,697             -                -            $5,000,000         $  5,204,697
                             -------------    -------------    ------------    ----------------     --------------

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

         At April 30, 2008, our investment in Videocon GDRs is recorded at fair value of approximately $14,121,000 including an unrealized loss of approximately $2,079,000 and has exposure to price risk. The fair value of the Videocon GDRs is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of April 30, 2008 amounts to approximately $1,412,000.

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

         There was no change in our internal control over financial reporting during the quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1A.  Risk Factors.
          ------------

         There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2007.

Item 6.  Exhibits.
         ---------

                  31.1     Certification of Chief Executive Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated June 9, 2008.

                  31.2     Certification of Chief Financial Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated June 9, 2008.

                  32.1     Statement of Chief Executive  Officer,  pursuant to
                           Section 1350 of Title 18 of the United States Code, dated June 9, 2008.

                  32.2     Statement of Chief Financial  Officer,  pursuant to
                           Section 1350 of Title 18 of the United States Code, dated June 9, 2008.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COPYTELE, INC.


                                         By: /s/ Denis A. Krusos
                                             ----------------------------
                                         Denis A. Krusos
                                         Chairman of the Board and
                                         Chief Executive Officer
June 9, 2008                             (Principal Executive Officer)



                                         By: /s/ Henry P. Herms
                                             ----------------------------
                                         Henry P. Herms
                                         Vice President - Finance and
                                         Chief Financial Officer (Principal
June 9, 2008                             Financial and Accounting Officer)