Form 10-Q
period 2008-07-31
COPYTELE INC
filed 2008-09-19
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2008

                         Commission file number 0-11254


                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                     11-2622630
-----------------------------------                 -----------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification no.)




       900 Walt Whitman Road
           Melville, NY                                      11747
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

On September 12, 2008, the registrant had outstanding 131,405,356 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS
                                -----------------



PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of July 31, 2008 (Unaudited)
             and October 31, 2007                                                               3

         Condensed Consolidated Statements of Operations (Unaudited) for the
             nine months ended July 31, 2008 and 2007                                           4

         Condensed Consolidated Statements of Operations (Unaudited) for the
             three months ended July 31, 2008 and 2007                                          5

         Condensed Consolidated Statement of Shareholder's Equity (Unaudited)
             for the nine months ended July 31, 2008                                            6

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the
             nine months ended July 31, 2008 and 2007                                           7

         Notes to Condensed Consolidated Financial Statements (Unaudited)                       8 - 22

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                             23 - 34

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                            34 - 35

Item 4.  Controls and Procedures.                                                               35


PART II.  OTHER INFORMATION

Item 1A. Risk Factors.                                                                          36

Item 6.  Exhibits.                                                                              36

         SIGNATURES                                                                             36

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
Item 1.  Financial Statements.
         ---------------------
                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                                                                             (Unaudited)
                                                                                          ------------------
                                                                                               July 31,             October 31,
                                         ASSETS                                                  2008                  2007*
                                         ------                                           ------------------    ------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                               $       457,517       $       669,141
   Short-term investments in certificates of deposit and U.S. government securities              1,440,321               400,000
   Accounts receivable, net of allowance for doubtful accounts of $120,000
       and $-0-, respectively                                                                      207,400               120,000
   Inventories                                                                                     185,301               191,923
   Prepaid expenses and other current assets                                                        25,619                34,555
                                                                                          ------------------    ------------------
                        Total current assets                                                     2,316,158             1,415,619

INVESTMENT in Videocon Industries Limited global depository receipts,
   at fair value                                                                                10,052,078                     -

INVESTMENT in Digital Info Security Co. Inc. common stock, at fair value and
   cost, respectively                                                                            1,220,000               417,000

INVESTMENT in Government Securities, noncurrent, at amortized cost                                 999,538                     -

PROPERTY AND EQUIPMENT, net                                                                         31,198                26,653

OTHER ASSETS                                                                                         4,887                10,887
                                                                                          ------------------    ------------------
                                                                                           $    14,623,859       $     1,870,159
                                                                                          ==================    ==================

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                        $       308,291       $       347,141
   Accrued liabilities                                                                              56,055               331,668
   Deferred revenue, non-refundable deposit                                                      1,230,000                     -
                                                                                          ------------------    ------------------
                        Total current liabilities                                                1,594,346               678,809

LOAN PAYABLE TO RELATED PARTY                                                                    5,000,000                     -

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
      shares issued or outstanding                                                                       -                     -
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
      131,128,746 and 106,911,315 shares issued and outstanding, respectively                    1,311,287             1,069,113
   Additional paid-in capital                                                                  108,285,727            86,088,974
   Loan receivable from related party                                                           (5,000,000)                    -
   Accumulated deficit                                                                         (91,222,579)          (85,966,737)
   Accumulated other comprehensive loss                                                         (5,344,922)                    -
                                                                                          ------------------    ------------------
                                                                                                 8,029,513             1,191,350
                                                                                          ------------------    ------------------
                                                                                           $    14,623,859       $     1,870,159
                                                                                          ==================    ==================

* Derived from audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

 The accompanying notes are an integral part of these condensed balance sheets.

                         COPYTELE, INC. AND SUBSIDIARIES
                         --------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------


                                                                                                  For the Nine Months Ended
                                                                                                           July 31,
                                                                                          ----------------------------------------
                                                                                                 2008                  2007
                                                                                          ------------------    ------------------

NET REVENUE
         Revenue from sales of encryption products, net                                    $       329,710       $       161,177
         Revenue from encryption services, net                                                           -               180,000
         Display technology license fee                                                            770,000                     -
                                                                                          ------------------    ------------------
                  Total net revenue                                                              1,099,710               341,177
                                                                                          ------------------    ------------------

COST AND OPERATING EXPENSES
         Cost of encryption products sold                                                           84,881                49,411
         Cost of encryption services                                                                     -                64,354
         Research and development expenses                                                       3,374,270             2,589,936
         Selling, general and administrative expenses                                            3,037,627             1,923,448
                                                                                          ------------------    ------------------
                  Total cost and operating expenses                                              6,496,778             4,627,149
                                                                                          ------------------    ------------------

LOSS FROM OPERATIONS                                                                            (5,397,068)           (4,285,972)

DIVIDEND INCOME                                                                                    130,887                     -

INTEREST INCOME                                                                                     25,297                25,121
                                                                                          ------------------    ------------------

LOSS BEFORE INCOME TAX EXPENSE                                                                  (5,240,884)      $    (4,260,851)

INCOME TAX EXPENSE                                                                                  14,958                     -
                                                                                          ------------------    ------------------
NET LOSS                                                                                   $    (5,255,842)      $    (4,260,851)
                                                                                          ==================    ==================


PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                                                 $         (0.04)      $         (0.04)
                                                                                          ==================    ==================

Shares used in computing net loss per share:
         Basic and Diluted                                                                     128,798,027           102,422,570
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

                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------


                                                                                                 For the Three Months Ended
                                                                                                           July 31,
                                                                                          ----------------------------------------
                                                                                                 2008                 2007
                                                                                          ------------------    ------------------

NET REVENUE
         Revenue from sales of encryption products, net                                    $       112,130       $        54,000
         Revenue from encryption services, net                                                           -                60,000
         Display technology license fee                                                            770,000                     -
                                                                                          ------------------    ------------------
                  Total net revenue                                                                882,130               114,000
                                                                                          ------------------    ------------------

COST AND OPERATING EXPENSES
         Cost of encryption products sold                                                           34,711                16,974
         Cost of encryption services                                                                     -                19,988
         Research and development expenses                                                         930,266               670,722
         Selling, general and administrative expenses                                              658,535               469,089
                                                                                          ------------------    ------------------
                  Total cost and operating expenses                                              1,623,512             1,176,773
                                                                                          ------------------    ------------------

LOSS FROM OPERATIONS                                                                              (741,382)           (1,062,773)

DIVIDEND INCOME                                                                                          -                     -

INTEREST INCOME                                                                                     12,216                 7,252
                                                                                          ------------------    ------------------

LOSS BEFORE INCOME TAX EXPENSE                                                                    (729,166)           (1,055,521)

INCOME TAX EXPENSE                                                                                       -                     -
                                                                                          ------------------    ------------------

NET LOSS                                                                                   $      (729,166)      $    (1,055,521)
                                                                                          ==================    ==================


PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                                                 $         (0.01)      $         (0.01)
                                                                                          ========================================

Shares used in computing net loss per share:
         Basic and Diluted                                                                     130,406,487           104,121,311
                                                                                          ========================================

   The accompanying notes are an integral part of these condensed statements.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            --------------------------------------------------------
                  FOR THE NINE MONTHS JULY 31, 2008 (UNAUDITED)
                  ---------------------------------------------



                                                                                               Loan                      Accumulated
                                                             Common Stock       Additional  Receivable                     Other
                                                        ----------------------   Paid-in       From       Accumulated  Comprehensive
                                                          Shares    Par Value    Capital   Related Party    Deficit         Loss
                                                        ----------- ---------- ------------ -----------  ------------- -------------

BALANCE, October 31, 2007                               106,911,315 $1,069,113 $ 86,088,974 $         -  $(85,966,737)  $         -

  Stock option compensation to employees                          -          -    2,388,387           -             -             -
  Stock option compensation to consultants                        -          -      213,588           -             -             -
  Common stock issued upon exercise of stock options
   under stock option plans                               2,679,200     26,792    2,080,513           -             -             -
  Common stock issued to employees pursuant to stock
   incentive plans                                        1,453,060     14,530    1,422,754           -             -             -
  Common stock issued to consultants pursuant to stock
   incentive plans                                           85,171        852       91,511           -             -             -
  Unregistered common stock issued to Videocon
   Industries Limited                                    20,000,000    200,000   16,000,000  (5,000,000)            -             -
  Unrealized loss on investment in Videocon Industries
   Limited global depository receipts                             -          -            -           -             -    (5,344,922)
  Net loss                                                        -          -            -           -    (5,255,842)            -
                                                        ----------- ---------- ------------ -----------  ------------- -------------

BALANCE, July 31, 2008                                  131,128,746 $1,311,287 $108,285,727 $(5,000,000) $(91,222,579)  $(5,344,922)
                                                        =========== ========== ============ ===========  ============= =============

         The accompanying notes are an integral part of this statement.

                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------

                                                                            For the Nine Months Ended
                                                                                     July 31,
                                                                        ----------------------------------
                                                                              2008              2007
                                                                        ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants                       $  (2,545,210)     $ (2,182,027)
   Cash received from encryption products                                       122,310           291,342
   Cash received from display technology license fees                         2,000,000
   Dividend received                                                            130,887                 -
   Interest received                                                             25,297            25,121
                                                                        ----------------   ---------------
           Net cash used in operating activities                               (266,716)       (1,865,564)
                                                                        ----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Disbursements to acquire Videocon Industries Limited global
    depository receipts                                                     (16,200,000)                -
   Disbursements to acquire long-term investments (government
    securities)                                                                (999,538)                -
   Disbursements to acquire short-term investments (certificates of
    deposit and government securities)                                       (1,881,321)         (825,000)
   Proceeds from maturities of short-term investments (certificates of
    deposit)                                                                    841,000           463,000
   Payments for purchases of property and equipment                             (12,354)           (8,781)
                                                                        ----------------   ---------------
           Net cash used in investing activities                            (18,252,213)         (370,781)
                                                                        ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock to Videocon Industries Limited         16,200,000                 -
   Issuance of loan receivable from related party                            (5,000,000)                -
   Proceeds from issuance of loan payable to related party                    5,000,000
   Proceeds from exercise of stock options                                    2,107,305         1,607,450
                                                                        ----------------   ---------------
           Net cash provided by financing activities                         18,307,305         1,607,450
                                                                        ----------------   ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (211,624)         (628,895)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                669,141         1,281,660
                                                                        ----------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     457,517      $    652,765
                                                                        ================   ===============

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Net loss                                                               $  (5,255,842)    $  (4,260,851)
   Stock option compensation to employees                                     2,388,387         1,074,504
   Stock option compensation to consultants                                     213,588                 -
   Stock awards granted to employees pursuant to stock incentive plans        1,437,284         1,472,615
   Stock awards granted to consultants pursuant to stock incentive
    plans                                                                        92,363           114,493
   Provision for doubtful accounts                                              120,000                 -
   Recovery of slow-moving inventory reserve                                    (16,440)                -
   Depreciation and amortization                                                  7,809             7,709
   Change in operating assets and liabilities:
      Accounts receivable                                                      (207,400)          (49,835)
      Inventories                                                                23,062            46,334
      Prepaid expenses and other current assets                                   8,936            (9,088)
      Other assets                                                                6,000                 -
      Accounts payable and accrued liabilities                                 (314,463)         (261,445)
      Deferred revenue                                                        1,230,000                 -
                                                                        ---------------    ---------------
           Net cash used in operating activities                          $    (266,716)    $  (1,865,564)
                                                                        ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   Unregistered common stock issued in connection with investment in
    Digital Info Security Co., Inc.                                       $           -     $     210,000
                                                                        ================   ===============

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

         The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the nine-month and three-month periods ended July 31, 2008 and 2007. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. Certain prior year amounts have been reclassified to conform with current year presentation.

         The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. ("CopyTele International") and CopyTele Marketing Inc. ("CopyTele Marketing"). CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in July 2007 and September 2007, respectively. CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company ("Videocon"). As of July 31, 2008, CopyTele Marketing was inactive. All significant intercompany transactions have been eliminated in consolidation.

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



Investment in and Related Party Transactions with Videocon Industries Limited
-----------------------------------------------------------------------------

         In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the "License Agreement") with Videocon. Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the "Licensed Technology"), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period commencing in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon. In April 2008, the Indian Government approved the License Agreement and in May 2008, we received the first installment of the license fee of $2 million.

         Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce such display modules, and also is to provide all tooling and fixtures required for the production process. As part of our assistance to Videocon to produce such display modules, we have been exchanging information with Videocon employees so that they may understand the CopyTele technology. We are currently cooperating with Videocon to jointly implement the CopyTele technology to create pre-production prototypes of these modules. CopyTele and Videocon are also working together to incorporate advancements to our display technology for various sizes of displays. Improvements to the technology, when and if available, are to be jointly owned by CopyTele and Videocon. Significant improvements, as defined in the License Agreement, may result in additional compensation to CopyTele. CopyTele has determined that any improvements which are not significant in nature are inconsequential.

         The arrangement with Videocon also provides for each of the parties to designate an advisor to the other party's Board of Directors. The purpose of the advisor to the Board of Directors is to provide knowledge to the Board of the display market and to apprise the Board of developments in this market. CopyTele believes this to be inconsequential to the operation of the License Agreement.

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

         In November 2007, we also entered into a Share Subscription Agreement (the "Subscription Agreement") with Mars Overseas Limited, an affiliate of Videocon ("Mars Overseas"). Under the Subscription Agreement, Mars Overseas purchased 20,000,000 shares of our common stock (the "CopyTele Shares") from us for an aggregate purchase price of $16,200,000, which was determined by management to approximate fair market value. The purchase of the CopyTele Shares pursuant to the Subscription Agreement closed in November 2007.

         Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International, entered into a GDR Purchase Agreement (the "Purchase Agreement") with Global EPC Ventures Limited ("Global"), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the "Videocon GDRs"), acquired by Global on the open market for an aggregate purchase price of $16,200,000, which was determined by management to approximate fair market value. Videocon's global depository receipts are listed on the Luxembourg Stock Exchange. The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.

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

         We previously reported the $5,000,000 loan receivable as an asset on our condensed consolidated balance sheet at January 31, 2008 and April 30, 2008. In the current quarter, it was determined that the loan receivable should have been reported within shareholders' equity, because the loan receivable is secured by the CopyTele Shares and the Subscription Agreement and Loan and Pledge Agreement were entered into concurrently. Accordingly, we have classified the loan receivable as a contra-equity in the accompanying condensed consolidated balance sheet. Had the adjustment been made at January 31, 2008 and April 30, 2008, our total assets would have been lower than reported by $5,000,000 and would have been $19,282,605 at January 31, 2008 and $16,203,528, at April 30, 2008 and total equity would have been lower than reported by $5,000,000 and would have been $13,695,769 at January 31, 2008 and $10,720,279, at April 30, 2008. In addition, we previously reported the issuance of the $5,000,000 loan receivable as cash used in investing activities on our condensed consolidated statement of cash flows for the three-month and six-month periods ended January 31, 2008 and April 30, 2008. Because of the change in classification of the loan receivable, we have also changed the classification of the loan receivable as cash flows from financing activities in the accompanying condensed consolidated statement of cash flows. Had the adjustment been made during the three months ended January 31, 2008 and six months ended April 30, 2008, the cash used in investing activities would have been lower than reported by $5,000,000 and would have been $(16,247,188) for the three months ended January 31, 2008 and $(16,252,322) for six months ended April 30, 2008. Had the adjustment been made during the three months ended January 31, 2008 and six months ended April 30, 2008, the cash provided by financing activities would have been lower than reported by $5,000,000 and would have been $17,206,605 for the three months ended January 31, 2008 and $17,898,605 for six months ended April 30, 2008.



Revenue Recognition
-------------------

         Revenues are recorded when all four of the following criteria are met:
(i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

         We have assessed the guidance of Emerging Issues Task Force No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") to determine whether multiple deliverables in our arrangement with Videocon represent separate units of accounting. Under the License Agreement, CopyTele is required to: (a) disclose to Videocon the Licensed Technology and provide reasonable training of Videocon personnel; (b) jointly cooperate with Videocon to produce prototypes prior to production; and (c) assist Videocon in preparing for production. CopyTele has determined that these performance obligations do not have value to Videocon on a standalone basis, as defined in EITF 00-21, and accordingly they do not represent separate units of accounting.

         We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements. Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. On this basis, we have recognized license fee revenue during the three-month period ended July 31, 2008 of $770,000. License fee payments received from Videocon which are in excess of the amounts recognized as revenue (approximately $1,230,000 as of July 31, 2008) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheet.


Investment in Videocon
----------------------

         Our investment in Videocon is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income, net of the related tax effects, in shareholders' equity. Cost is determined using the specific identification method. The fair value of the Videocon GDRs is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. The cost, unrealized loss and fair value of our investment in Videocon as of July 31, 2008 are as follows:

                                         July 31, 2008
                                      -------------------
           Cost                       $        16,200,000
           Unrealized loss                     (6,147,922)
                                      -------------------
           Fair Value                 $        10,052,078
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

         During the nine months ended July 31, 2008, our cash used in operating activities was approximately $267,000. This resulted from payments to suppliers, employees and consultants of approximately $2,545,000, which was offset by cash of approximately $122,000 received from collections of accounts receivable related to sales of encryption products, cash received from display technology licensing fee of $2,000,000 and approximately $25,000 of interest income and approximately $131,000 of dividend income received. Our cash used in investing activities during the nine months ended July 31, 2008 was approximately $18,252,000, which resulted from a disbursement of $16,200,000 for the purchase of Videocon GDRs, a purchase of a long-term investment consisting of long-term U.S. government securities of approximately $1,000,000, purchases of short-term investments consisting of certificates of deposit and short-term U.S. government securities of approximately $1,881,000 and purchases of approximately $12,000 of equipment, offset by $841,000 received upon maturities of short-term investments consisting of certificates of deposit. Our cash provided by financing activities during the nine months ended July 31, 2008 was approximately $18,307,000, which resulted from the sale of our common stock to Videocon for $16,200,000, the proceeds received of $5,000,000 upon obtaining a loan from Mars Overseas and cash received upon the exercise of stock options of approximately $2,107,000, offset by a disbursement of $5,000,000 to issue a loan to Mars Overseas. Accordingly, during the nine months ended July 31, 2008, our cash and cash equivalents decreased by approximately $212,000 and investments in certificates of deposits and government securities increased by approximately $2,040,000. As a result, our cash, cash equivalents and investments in certificates of deposits and government securities at July 31, 2008 increased to approximately $2,897,000 from approximately $ 1,069,000 at the end of fiscal 2007.

         We believe that our existing cash, cash equivalents, investments in certificate of deposit, investments in government securities and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees and royalties from Videocon, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities. However, our projections of future cash needs and cash flows may differ from actual results. It is management's intention to continue to compensate employees by issuing stock or stock options. If current cash and cash equivalents, and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

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

Stock Option Compensation Expense
---------------------------------

         We account for stock options granted to employees and directors using Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No.123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $2,388,000 and $1,075,000 during the nine-month periods ended July 31, 2008 and 2007, respectively, and of approximately $479,000 and $88,000 during the three-month periods ended July 31, 2008 and 2007, respectively, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the nine-month periods ended July 31, 2008 and 2007 by $0.02 and $0.01, respectively, and for the three-month periods ended July 31, 2008 and 2007 by $0.00 and $0.00, respectively.

         Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the nine-month periods ended July 31, 2008 and 2007 was approximately $-0- and $19,000, respectively, and during the three-month periods ended July 31, 2008 and 2007 was approximately $-0- and $6,000, respectively, of expense related to the amortization of compensation cost for stock options granted prior to, but not yet vested as of, the end of the prior fiscal year. As of July 31, 2008, there was approximately $203,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors. Approximately $30,000 of this unrecognized cost is expected to be amortized over the remaining portion of the current fiscal year and approximately $121,000, $51,000, and $1,000 of this unrecognized cost is expected to be amortized during fiscal 2009, 2010 and 2011, respectively.

         We also account for stock options granted to consultants using SFAS No. 123R. We recognized consulting expense for options granted to non-employee consultants, during the nine-month periods ended July 31, 2008 and 2007, of approximately $214,000 and $-0-, respectively, and during the three-month periods ended July 31, 2008 and 2007, of approximately $3,000 and $-0-, respectively. As of July 31, 2008, there was approximately $17,000 of unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants. Approximately $4,000 of this unrecognized consulting expense is expected to be amortized over the remaining portion of the current fiscal year and approximately $13,000 is expected to be amortized during fiscal 2009. Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

Fair Value Determination
------------------------

         In accordance with SFAS No. 123R, we estimate the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes pricing model. We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups. Stock options we granted during the nine-month period ended July 31, 2008 consisted of awards of options with 10-year terms which vested either immediately or over future periods of from three months to three years. All of the stock options we granted during the nine-month period ended July 31, 2007 consisted of awards of options with 10-year terms which vested immediately.

         We estimated the fair value of stock option awards using the following assumptions:

                                               For the Nine Months          For the Three Months
                                                 Ended July 31,                Ended July 31,
                                          ----------------------------- -----------------------------
                                               2008           2007           2008           2007
                                          -------------- -------------- -------------- --------------
Expected term (in years)                       3.5            3.0            2.4            1.5
Volatility                                     91%            92%            86%            78%
Risk-free interest rate                       3.25%          4.64%          2.58%          4.87%
Dividend yield                                  0              0              0              0
Weighted average fair value at grant date     $0.56          $0.37          $0.34          $0.22

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

Stock Option Activity
---------------------

         During the nine-month periods ended July 31, 2008 and 2007, we granted options to purchase 5,005,000 shares and 2,880,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $0.92 and $0.66 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the nine-month periods ended July 31, 2008 and 2007, stock options to purchase 2,679,200 shares and 2,997,230 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $2,107,000 and $1,607,000, respectively.

Stock Option Plans
------------------

         As of July 31, 2008, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

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

         Information regarding the 1993 Plan for the nine months ended July 31, 2008 is as follows:

                                                                Current Weighted    Aggregate
                                                                Average Exercise    Intrinsic
                                                    Shares      Price Per Share       Value
                                                -------------- ------------------ --------------

Shares Under Option at October 31, 2007           2,614,000          $2.33
  Expired                                        (1,830,000)         $2.86
  Exercised                                          (5,000)         $1.31
                                                --------------
Shares Under Option and Exercisable at
 July 31, 2008                                      779,000          $1.10             $-0-
                                                --------------

         The following table summarizes information about stock options outstanding under the 1993 Plan as of July 31, 2008:

                       Options Outstanding and Exercisable
                     ---------------------------------------
                                     Weighted
                                     Average      Weighted
                                    Remaining     Average
      Range of          Number     Contractual   Exercise
  Exercise Prices     Outstanding      Life        Price
------------------------------------------------------------

   $0.84 to $1.00       575,000        1.30        $0.99
   $1.13 to $1.56       204,000        1.29        $1.41

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

         Information regarding the 2000 Share Plan for the nine months ended July 31, 2008 is as follows:

                                                               Current Weighted     Aggregate
                                                               Average Exercise     Intrinsic
                                                   Shares       Price Per Share       Value
                                               -------------- ------------------- --------------

Shares Under Option at October 31, 2007          2,182,466           $0.82
  Exercised                                       (410,000)          $0.95
                                               --------------
Shares Under Option and Exercisable at
 July 31, 2008                                   1,772,466           $0.79           $187,089
                                               --------------

         The following table summarizes information about stock options outstanding under the 2000 Share Plan as of July 31, 2008:

                      Options Outstanding and Exercisable
                    ---------------------------------------
                                    Weighted
                                    Average      Weighted
                                   Remaining     Average
     Range of          Number     Contractual   Exercise
  Exercise Prices    Outstanding      Life        Price
-----------------------------------------------------------

       $0.40           445,000        3.14        $0.40
       $0.69           505,466        2.42        $0.69
   $0.94 - $1.09       822,000        2.17        $1.06

         The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of July 31, 2008, 21,508 shares were available for future grants under the 2000 Share Plan.

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

        Information regarding the 2003 Share Plan for the nine months ended July 31, 2008 is as follows:

                                                               Current Weighted     Aggregate
                                                               Average Exercise     Intrinsic
                                                   Shares       Price Per Share       Value
                                               -------------- ------------------- --------------

Shares Under Option at October 31, 2007          14,476,245          $0.74
  Expired                                           (60,000)         $0.84
  Granted                                         5,005,000          $0.92
  Exercised                                      (2,264,200)         $0.76
                                               --------------
Shares Under Option at July 31, 2008             17,157,045          $0.79          $1,186,497
                                               --------------
Options Exercisable at July 31, 2008             16,807,045          $0.79          $1,186,497
                                               --------------

         The following table summarizes information about stock options outstanding under the 2003 Share Plan as of July 31, 2008:

                               Options Outstanding                     Options Exercisable
                    ----------------------------------------- --------------------------------------
                                    Weighted                                Weighted
                                    Average      Weighted                   Average      Weighted
                                   Remaining     Average                   Remaining      Average
     Range of          Number     Contractual   Exercise       Number     Contractual    Exercise
  Exercise Prices    Outstanding     Life         Price     Exercisable      Life          Price
----------------------------------------------------------------------------------------------------

   $0.25 - $0.43      1,170,000       5.20        $0.33       1,170,000       5.20         $0.33
   $0.52 - $0.77      5,920,970       7.19        $0.63       5,920,970       7.19         $0.63
   $0.81 - $1.46     10,066,075       7.68        $0.94       9,716,075       7.62         $0.93

         The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of July 31, 2008, 3,861,856 shares were available for future grants under the 2003 Share Plan.

Stock Grants
------------

         We account for stock grants to employees and consultants based on their grant date fair value. During the nine-month periods ended July 31, 2008 and 2007, we issued 1,453,060 shares and 2,191,730 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation expense for the nine-month periods ended July 31, 2008 and 2007 of approximately $1,437,000 and $1,473,000, respectively, and for the three-month periods ended July 31, 2008 and 2007 of approximately $396,000 and $404,000, respectively, for the shares of common stock issued to employees. In addition, during the nine-month periods ended July 31, 2008 and 2007, we issued 85,171 shares and 164,020 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the nine-month periods ended July 31, 2008 and 2007 of approximately $92,000 and $114,000, respectively, and for the three-month periods ended July 31, 2008 and 2007 of approximately $17,000 and $9,000, respectively, for the shares of common stock issued to consultants.

3.       CONCENTRATION OF CREDIT RISK
         ----------------------------

         Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During the nine months ended July 31, 2008, one customer in the Display Technology Segment represented 70% of total net revenue and one customer in the Encryption Products and Services Segment represented 19% of total net revenue. During the nine months ended July 31, 2007, two customers in the Encryption Products and Services Segment represented 53% and 25%, respectively, of total net revenue. At July 31, 2008 one customer in the Encryption Products and Services Segment represented 99% of net accounts receivable and at October 31, 2007, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable.

4.       SHORT-TERM INVESTMENTS AND INVESTMENT IN U.S. GOVERNMENT SECURITIES
         -------------------------------------------------------------------

         At July 31, 2008, and October 31, 2007, we had marketable securities that were classified as "held-to-maturity securities" and were carried at amortized costs. Held-to-maturity securities consist of the following:

                                                 July 31,        October 31,
                                                   2008             2007
                                              --------------   ---------------
Current:
  U.S. Government Securities                      $  997,321      $          -
  Certificate of Deposit                             443,000           400,000
                                              --------------   ---------------
Total current held-to-maturity securities         $1,440,321      $    400,000
                                              ==============   ===============

Noncurrent:
  U.S. Government Securities                      $  999,538      $          -
                                              --------------   ---------------
Total noncurrent held-to-maturity securities      $  999,538      $          -
                                              ==============   ===============

Total held-to-maturity securities                 $2,439,859      $    400,000
                                              ==============   ===============

          At July 31, 2008, the length of time until maturity of current held-to-maturity securities were less than twelve months and noncurrent held-to-maturity securities were eighteen months. At July 31, 2008, and October 31, 2007, the estimated fair value of each investment approximated its amortized cost, and, therefore, there were no significant unrecognized holding gains or losses.

5.       INVESTMENT IN AND RELATED PARTY TRANSACTIONS WITH DIGITAL INFO SECURITY
         -----------------------------------------------------------------------
CO. INC.
--------
         In February 2006, we entered into a Software License and Distribution Agreement (the "DISC License Agreement") to license to Digital Info Security Co. Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's e-mail services. The system allows companies to encrypt all e-mail transactions in a manner transparent to the individual user. Concurrently with entering into the DISC License Agreement with DISC, we acquired a minority interest in DISC by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. In May and July 2006, we purchased an additional 1,000,000 shares and 1,200,000 shares, respectively, of DISC's common stock for $50,000 and $60,000 in cash, respectively. In November 2006, we acquired an additional 5,000,000 shares of DISC's common stock in exchange for 300,000 unregistered shares of our common stock. Accordingly, as of July 31, 2008, we held 12,200,000 shares of DISC's common stock, all of which were restricted securities. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. According to DISC's most recent public financial report, as of June 30, 2008 we held approximately 11% of the outstanding common stock of DISC.

         The DISC stock held by CopyTele is restricted stock and cannot be sold or otherwise disposed of in the absence of either a registration statement under the Securities Act of 1933 ("Securities Act") or an exemption from the registration provisions of the Securities Act. Because CopyTele may be an affiliate of DISC due to its ownership of approximately 11% of the outstanding common stock of DISC, in order for CopyTele to see or dispose of the DISC stock under the exemption provided by Rule 144 under the Securites Act, all of the requirements of Rule 144 must be satisfied.

         As of October 31, 2007, all of the requirements of Rule 144 were not satisfied for CopyTele to sell or dispose of the DISC stock held by us. Accordingly, as of October 31, 2007, our investment in DISC was recorded in the accompanying consolidated balance sheet at cost of $417,000, based on the closing price of our common stock on the dates we acquired DISC common stock in exchange for our common stock, and the price paid for the shares purchased for cash. Because CopyTele now believes it may sell or dispose of the DISC stock pursuant to Rule 144, as of July 31, 2008, our investment in DISC is classified as an "available-for-sale-security" in the accompanying condensed consolidated financial statements and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income, net of the related tax effects, in shareholders' equity. The cost, unrealized gain and fair value of our investment in DISC as of July 31, 2008 are as follows:

                                            July 31,
                                             2008
                                        ---------------
                    Cost                $      417,000
                    Unrealized gain            803,000
                                        ---------------
                    Fair Value          $    1,220,000
                                        ===============

         Net revenue for the nine months ended July 31, 2007 included billings to DISC for engineering services of $180,000. We had no net revenue relating to DISC for the nine months ended July 31, 2008. Net accounts receivable at July 31, 2008 and October 31, 2007 include $-0- and $120,000, respectively, from DISC.

6.       INVENTORIES
         -----------

         Inventories consist of the following as of:

                                     July 31,       October 31,
                                       2008            2007
                                  --------------- ---------------
         Component parts          $      67,239   $     113,458
         Work-in-process                  5,079          26,597
         Finished products              112,983          51,868
                                  --------------- ---------------
                                  $     185,301   $     191,923
                                  =============== ===============

7.       NET  INCOME (LOSS) PER SHARE OF COMMON STOCK
         --------------------------------------------

         In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common stock equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the nine month and three-month periods ended July 31, 2008 and 2007, were options to purchase 19,708,511 shares and 20,857,711 shares, respectively.

8.       EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS
         ----------------------------------------

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157 will have on our financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our financial statements.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which changes how an entity accounts for the acquisition of a business. When effective, SFAS No. 141R will replace existing SFAS No. 141, "Business Combinations" ("SFAS No. 141"), in its entirety. SFAS No. 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS No. 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquired entity. SFAS No. 141R will eliminate the current cost-based purchase method under SFAS No. 141. SFAS No. 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material effect on our financial statements.

9.       INCOME TAXES
         ------------

         Income tax expense for the nine-month period ended July 31, 2008 represents income taxes withheld by India on dividends paid by Videocon related to the Videocon GDRs we hold. We did not incur any income tax expense in fiscal 2007. We file Federal and New York State income tax returns. Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1992. We account for interest and penalties related to income tax matters in selling, general and administrative expenses.

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

10.      SEGMENT INFORMATION
         -------------------

         We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services. The following represents selected financial information for our segments for the nine-month and three-month periods ended July 31, 2008 and 2007:

                                        Display          Encryption Products
          Segment Data                 Technology           and Services             Total
---------------------------------  -------------------  --------------------  -------------------

Nine Months Ended July 31, 2008:
   Net revenue                          $     770,000         $     329,710        $   1,099,710
   Net loss                                (2,620,384)           (2,635,458)         ( 5,255,842)

Nine Months Ended July 31, 2007:
   Net revenue                          $           -         $     341,177        $     341,177
   Net loss                                (2,174,229)           (2,086,622)          (4,260,851)


                                         Display       Encryption Products
          Segment Data                 Technology         and Services             Total
---------------------------------  ------------------  --------------------  -------------------

Three Months Ended July 31, 2008:
   Net revenue                            $  770,000           $   112,130         $    882,130
   Net loss                                  (69,161)             (660,005)            (729,166)

Three Months Ended July 31, 2007:
   Net revenue                            $        -           $   114,000         $    114,000
   Net loss                                 (578,123)             (477,398)          (1,055,521)

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

         In November 2007, we entered into a Technology License Agreement (as amended, the "License Agreement") with Videocon Industries Limited, an Indian company ("Videocon"). Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the "Licensed Technology"), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon. In April 2008, the Indian Government approved the License Agreement and in May 2008, we received the first installment of the license fee of $2 million.

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

CopyTele and Videocon are working together to implement our technology into production display modules. The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits under the license agreement. Under the License Agreement, Videocon, with assistance from CopyTele, is to provide the design and process engineering required to produce such display modules, and also is to provide all tooling and fixtures required for the production process. Videocon has a group of qualified and experienced personnel assigned to this program. As part of our assistance to Videocon to produce such display modules, we have been exchanging information with this group of personnel so that they may understand the CopyTele technology. We are currently cooperating with Videocon to jointly implement the CopyTele technology to create pre-production prototypes of these modules. CopyTele and Videocon are also working together to incorporate advancements to our display technology for various sizes of displays. Improvements to the technology are to be jointly owned by CopyTele and Videocon.

         We continue to have the right to produce and market, and to utilize Volga Svet Ltd., a Russian display company that we have been working with for more than ten years ("Volga"), and an Asian company that CopyTele has been working with for more than four years, to produce and market, products utilizing our technology. Additional licenses of our technology to third parties require the joint agreement of CopyTele and Videocon.

         In connection with the License Agreement, Videocon and CopyTele have each appointed one senior advisor to the other's board of directors to advise with respect to strategic planning and technology in the display field.

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

Revenue Recognition
-------------------

         Revenues are recorded when all four of the following criteria are met:
(i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

         We have assessed the guidance of Emerging Issues Task Force No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") to determine whether multiple deliverables in our arrangement with Videocon represent separate units of accounting. Under the License Agreement, CopyTele is required to: (a) disclose to Videocon the Licensed Technology and provide reasonable training of Videocon personnel; (b) jointly cooperate with Videocon to produce prototypes prior to production; and (c) assist Videocon in preparing for production. CopyTele has determined that these performance obligations do not have value to Videocon on a standalone basis, as defined in EITF 00-21, and accordingly they do not represent separate units of accounting.

         We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements. Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. On this basis, we have recognized license fee revenue during the three-month period ended July 31, 2008 of $770,000. License fee payments received from Videocon which are in excess of the amounts recognized as revenue (approximately $1,230,000 as of July 31, 2008) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheet.

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

Stock Based Compensation
------------------------

         We account for stock options granted to employees, directors and consultants using Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period.

RESULTS OF OPERATIONS
---------------------

Nine months ended July 31, 2008 compared with nine months ended July 31, 2007
-----------------------------------------------------------------------------

         Net Revenue

         Net revenue increased by approximately $759,000 in the nine-month period ended July 31, 2008, to approximately $1,100,000, as compared to approximately $341,000 in the comparable prior-year period. Revenue recognized during the current period included display technology license fees related to the License Agreement with Videocon of $770,000 compared to none in the comparable prior-year period. Revenue from sales of encryption products increased by approximately $169,000 in the nine-month period ended July 31, 2008, to approximately $330,000, as compared to approximately $161,000 in the comparable prior-year period. Revenue from encryption services decreased from $180,000 in the comparable prior-year period to none in the current period. The revenue from encryption services in the prior year period resulted from engineering services billed to DISC. Our encryption revenue has been limited and is sensitive to individual large transactions. We believe that changes in revenue between periods generally represent the nature of the early stage of our product and sales channel development.

         Cost of Encryption Products Sold

         The cost of encryption products sold increased by approximately $36,000 in the nine-month period ended July 31, 2008, to approximately $85,000, as compared to approximately $49,000 in the comparable prior-year period. The increase in cost of encryption products sold is primarily due to an increase in unit shipments of encryption products as well as a reduction of cost of products sold the current period of approximately $19,000 resulting from the sale during the current period of inventory for which a provision for excess inventory of that amount was recorded in prior periods.

         Cost of Encryption Services

         The cost of encryption services decreased from $64,000 in the comparable prior-year period to none in the current period as there was no revenue in the current period from encryption services.

         Research and Development Expenses

         Research and development expenses increased by approximately $784,000 in the nine-month period ended July 31, 2008, to approximately $3,374,000, from approximately $2,590,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in employee stock option compensation expense of approximately $756,000 and an increase in consultant stock option compensation expense of approximately $45,000, offset by a decrease in patent related expenses of approximately $25,000.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $1,115,000 to approximately $3,038,000 in the nine-month period ended July 31, 2008, from approximately $1,923,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $558,000, an increase in professional fees of approximately $86,000, an increase in consultant stock option compensation expense of approximately $214,000, an increase in the provision for doubtful accounts of $120,000 related to an accounts receivable in that amount from Digital Info Security Co. Inc ("DISC"), an increase in employee compensation and related costs, other than stock option expense, of approximately $87,000 and an increase in travel expense of approximately $41,000.

         Dividend Income

         Dividend income, which was received in connection with the Videocon GDRs we acquired in December 2007, was approximately $131,000 in the nine months ended July 31, 2008. We received no dividend income in the prior-year period.

         Interest Income

         Interest income was approximately $25,000 in the nine-month period ended July 31, 2008, compared to approximately $25,000 in the comparable prior-year period. The interest income earned on the additional funds available for investment on the current period was offset by a reduction in prevailing interest rates.

         Income Tax Expense

         Income tax expense for the nine-month period ended July 31, 2008 of approximately $15,000 represents income taxes withheld by India on the dividends paid by Videocon related to the Videocon GDRs we hold. We did not record any income tax expense in the prior-year period.

Three months ended July 31, 2008 compared with three months ended July 31, 2007
-------------------------------------------------------------------------------

         Net Revenue

         Net revenue increased by approximately $768,000 in the three-month period ended July 31, 2008, to approximately $882,000, as compared to approximately $114,000 in the comparable prior-year period. Revenue recognized during the current period included display technology license fees related to the License Agreement with Videocon of $770,000 compared to none in the comparable prior-year period. Revenue from encryption products increased by approximately $58,000 in the three-month period ended July 31, 2008, to approximately $112,000, as compared to approximately $54,000 in the comparable prior-year period. Revenue from encryption services decreased from $60,000 in the comparable prior-year period to none in the current period. The revenue from encryption services in the prior year period resulted from engineering services billed to DISC. Our encryption revenue has been limited and is sensitive to individual large transactions. We believe that changes in revenue between periods generally represent the nature of the early stage of our product and sales channel development.

         Cost of Encryption Products Sold

         The cost of encryption products sold increased by approximately $18,000 in the nine-month period ended July 31, 2008, to approximately $35,000, as compared to approximately $17,000 in the comparable prior-year period. The increase in cost of encryption products sold is primarily due to an increase in unit shipments of encryption products.

         Cost of Encryption Services

         The cost of encryption services decreased from $20,000 in the comparable prior-year period to none in the current period as there was no revenue in the current period from encryption services.

         Research and Development Expenses

         Research and development expenses increased by approximately $259,000 in the three-month period ended July 31, 2008, to approximately $930,000, from approximately $671,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in employee stock option compensation expense of approximately $306,000, offset by a decrease in outside research and development expense, of approximately $72,000.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $190,000 to approximately $659,000 in the three-month period ended July 31, 2008, from approximately $469,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $85,000, an increase in employee compensation and related costs, other than stock option expense, of approximately $48,000, an increase in the provision for doubtful accounts of $60,000 related to an accounts receivable in that amount from DISC, offset by a decrease in professional fees of approximately $31,000.

         Interest Income
         ---------------

         Interest income was approximately $12,000 in the three-month period ended July 31, 2008, compared to approximately $7,000 in the comparable prior-year period. The increase in interest income was primarily due to an increase in funds available for investment, which was partially offset by a reduction in prevailing interest rates.

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

         During the nine months ended July 31, 2008, our cash used in operating activities was approximately $267,000. This resulted from payments to suppliers, employees and consultants of approximately $2,545,000, which was offset by cash of approximately $122,000 received from collections of accounts receivable related to sales of encryption products, cash received from display technology licensing fee of $2,000,000 and approximately $25,000 of interest income and approximately $131,000 of dividend income received. Our cash used in investing activities during the nine months ended July 31, 2008 was approximately $18,252,000, which resulted from a disbursement of $16,200,000 for the purchase of Videocon GDRs, a purchase of a long-term investment consisting of long-term U.S. government securities of approximately $1,000,000, purchases of short-term investments consisting of certificates of deposit and short-term U.S. government securities of approximately $1,881,000 and purchases of approximately $12,000 of equipment, offset by $841,000 received upon maturities of short-term investments consisting of certificates of deposit. Our cash provided by financing activities during the nine months ended July 31, 2008 was approximately $18,307,000, which resulted from the sale of our common stock to Videocon for $16,200,000, the proceeds received of $5,000,000 upon obtaining a loan from Mars Overseas and cash received upon the exercise of stock options of approximately $2,107,000, offset by a disbursement of $5,000,000 to issue a loan to Mars Overseas. Accordingly, during the nine months ended July 31, 2008, our cash and cash equivalents decreased by approximately $212,000 and investments in certificates of deposits and government securities increased by approximately $2,040,000. As a result, our cash, cash equivalents and investments in certificates of deposits and government securities at July 31, 2008 increased to approximately $2,897,000 from approximately $ 1,069,000 at the end of fiscal 2007.

         Net accounts receivable increased by approximately $87,000, from $120,000 at the end of fiscal 2007 to approximately $207,000 at July 31, 2008. The increase is primarily the result of an account receivable from one customer of approximately $206,000, offset by a provision for doubtful accounts of $120,000 related to accounts receivable from DISC.

Inventories increased by approximately $7,000 from approximately $192,000 at October 31, 2007 to approximately $185,000 at July 31, 2008, primarily as a result of the timing of shipments and production schedules. Investment in Videocon is recorded at fair value and increased to approximately $10,052,000 at July 31, 2008 from zero at the end of fiscal 2007, as a result of our purchase of Videocon global depository receipts for $16,200,000 in December 2007 and the recording of an unrealized loss of approximately $6,148,000 as of July 31, 2008. Investment in DISC increased by $803,000 as a result of recording the investment at fair value of $1,220,000 as of July 31, 2008 compared to recording the investment at cost of $417,000 the end of fiscal 2007. Loan receivable increased to $5,000,000 at July 31, 2008 from zero at the end of fiscal 2007, as a result of issuing a loan in that amount to Mars Overseas in December 2007. Accounts payable and accrued liabilities decreased by approximately $315,000 from approximately $679,000 at the end of fiscal 2007 to approximately $364,000 at July 31, 2008, as a result the timing of payments. Deferred revenue increased by approximately $1,230,000 at July 31, 2008 from zero at the end of fiscal 2007, as a result of the receipt of the display technology license fee of $2,000,000 in May 2008 reduced by the license fee revenue recognized during the three-month period ended July 31, 2008. Loan payable increased to $5,000,000 at July 31, 2008 from zero at the end of fiscal 2007, as a result obtaining a loan from Mars Overseas in December 2007.

         Working capital at July 31, 2008 increased to approximately $722,000 from approximately $737,000 at the end of fiscal 2007. Our working capital includes inventory of approximately $185,000 at July 31, 2008. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

         During the nine-month periods ended July 31, 2008 and 2007, we issued 1,453,060 shares and 2,191,730 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). We recorded compensation expense for the nine-month periods ended July 31, 2008 and 2007 of approximately $1,437,000 and $1,473,000, respectively, and for the three-month periods ended July 31, 2008 and 2007 of approximately $396,000 and $404,000, respectively for the shares of common stock issued to employees. In addition, during the nine-month periods ended July 31, 2008 and 2007, we issued 85,171 shares and 164,020 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the six-month periods ended July 31, 2008 and 2007 of approximately $92,000 and $114,000, respectively, and for the three-month period ended July 31, 2008 and 2007 of $17,000 and approximately $9,000, respectively, for the shares of common stock issued to consultants.

         During the nine-month periods ended July 31, 2008 and 2007, we granted options to purchase 5,005,000 shares and 2,880,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $0.92 and $0.66 per share, respectively, pursuant to the 2003 Share Plan. During the nine-month periods ended July 31, 2008 and 2007, stock options to purchase 2,679,200 shares and 2,997,230 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $2,107,000 and $1,607,000, respectively.

         During the nine-month period ended July 31, 2008, we issued 20,000,000 shares of our common stock to an affiliate of Videocon for an aggregate purchase price of $16,200,000 and we purchased 1,495,845 Videocon GDRs for an aggregate purchase price of $16,200,000. In April 2008, we received a dividend of approximately $131,000 on the Videocon GDRs we hold. While the Videocon GDRs are held as security for the loan payable to Mars Overseas, the agreement governing such loan provides that any dividends, distributions, rights or other proceeds or benefits in respect of the Videocon GDRs shall be promptly transferred to us free and clear of any encumbrances under the agreements.

         We believe that our existing cash, cash equivalents, investments in certificates of deposit, investments in government securities and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees and royalties from Videocon, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities. However, our projections of future cash needs and cash flows may differ from actual results. It is management's intention to continue to compensate their employees by issuing stock or stock options. If current cash and cash equivalents, and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to improve our liquidity or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

         We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. In fiscal 2008, we entered into the License Agreement with Videocon. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon. During the nine-month period ended July 31, 2008, we have recognized revenue from sales of encryption products of approximately $330,000 and we received the first installment of the license fee from Videocon of $2,000,000.

         The following table presents our expected cash requirements for contractual obligations outstanding as of July 31, 2008:

                                       Payments Due by Period
                    ---------------------------------------------------------------
                        Less
   Contractual          than         1-3          4-5         After
   Obligations         1 year       years        years       5 years       Total
------------------  -----------  -----------  -----------  -----------  -----------

Consulting
Agreement            $   42,500            -            -            -   $   42,500

Noncancelable
Operating Leases     $  284,130   $  593,424   $  101,290            -   $  978,844

Loan Payable                  -            -            -   $5,000,000   $5,000,000
                    -----------  -----------  -----------  -----------  -----------

Total Contractual
Cash Obligations     $  326,630   $  593,424   $  101,290   $5,000,000   $6,021,344
                    ===========  ===========  ===========  ===========  ===========

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

         We have invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

         We also have investments in U.S. government securities recorded at amortized cost of approximately $1,000,000, having a length of time until maturity of eighteen months. We do not consider this investment to have a market risk since our existing cash on hand and expected cash flows indicate that this can be held until maturity.

         At July 31, 2008, our investment in Videocon GDRs is recorded at fair value of approximately $10,052,000 including an unrealized loss of approximately $6,148,000 and has exposure to price risk. The fair value of the Videocon GDRs is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of July 31, 2008 amounts to approximately $1,005,000.

         Our investment in DISC common stock at July 31, 2008 is recorded at fair value of approximately $1,220,000 including an unrealized gain of $803,000 and has exposure to price risk. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. Accordingly, the fair value of DISC's common stock is subject to price risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in price of this investment, as of July 31, 2008 amounts to approximately $122,000.

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

         There was no change in our internal control over financial reporting during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1A. Risk Factors.
         -------------

         There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2007.

Item 6.  Exhibits.
         ---------

              10.1 Amended and Restated Technology License Agreement, dated May 16, 2008, between CopyTele, Inc. and Videocon Industries Limited.

              31.1  Certification  of  Chief  Executive  Officer,   pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated September 18, 2008.

              31.2  Certification  of  Chief  Financial  Officer,   pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002, dated September 18, 2008.

              32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 18, 2008.

              32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 18, 2008.


                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COPYTELE, INC.


                                          By: /s/ Denis A. Krusos
                                              ----------------------------------
                                          Denis A. Krusos
                                          Chairman of the Board and
                                          Chief Executive Officer
September 18, 2008                         (Principal Executive Officer)





                                          By: /s/ Henry P. Herms
                                              ----------------------------------
                                          Henry P. Herms
                                          Vice President - Finance and
                                          Chief Financial Officer (Principal
September 18, 2008                         Financial and Accounting Officer)