Form 10-K
period 2008-10-31
COPYTELE INC
filed 2009-01-16
CIK 715446

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 0-11254
--------------------------------------------------------------------------------
                                 COPYTELE, INC.

             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                  11-2622630
------------------------------------------  ------------------------------------
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

   Large  accelerated  filer [__]                    Accelerated  filer [x]

 Non-accelerated filer  [__]  (Do not  check if a  smaller  reporting  company)

                         Smaller Reporting Company [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant's Common Stock on the Over-the-Counter Bulletin Board on such date ($1.01 ):
$128,998,453

On January 9, 2009, the registrant had outstanding 134,476,651 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.
================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

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

         Videocon Industries Limited is the flagship company of the Videocon Group, one of India's leading business houses. Videocon Group is a fully integrated consumer electronics and home appliances enterprise with backward integration in plasma panel, CRT glass, color picture tubes and other key components for the consumer electronics, home appliances and components industries. The company also operates in the oil & gas sector. The Videocon Group has sales and service networks throughout India and operates facilities in Europe and elsewhere in the world.

         CopyTele and Videocon are working together to implement our technology into production display modules. The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits. Under the License Agreement, Videocon, with assistance from CopyTele, is to provide the design and process engineering required to produce such display modules, and also is to provide all tooling and fixtures required for the production process. Videocon has a group of qualified and experienced personnel assigned to this program. As part of our assistance to Videocon to produce such display modules, we have been exchanging information with this group of personnel so that they may understand the CopyTele technology. We are currently cooperating with Videocon to jointly implement the CopyTele technology to produce prototypes of the modules. Videocon is utilizing its display processing technology and facilities to produce our display matrix. The matrix is the main component of our display, since it contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our display. CopyTele and Videocon are also working together to incorporate advancements to our display technology. Improvements to the technology are to be jointly owned by CopyTele and Videocon.

         Under the License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology. We also continue to have the right to utilize Volga Svet Ltd., a Russian display company that we have been working with for more than eleven years ("Volga"), and an Asian company that CopyTele has been working with for more than five years, to produce and market, products utilizing the Licensed Technology. Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele and Videocon.

         In connection with the License Agreement, Videocon and CopyTele have each appointed one senior advisor to the other's board of directors to advise with respect to strategic planning and technology in the display field.

         At the same time as we entered into the License Agreement, we entered into a Share Subscription Agreement with an affiliate of Videocon ("Mars Overseas") for Mars Overseas to purchase 20,000,000 shares of our common stock, and a subsidiary of ours, CopyTele International Ltd. ("CopyTele International"), entered into a GDR Purchase Agreement to purchase 1,495,845 global depository receipts ("GDRs") of Videocon. Both transactions were completed in our first fiscal quarter of fiscal 2008. See Note 1 to the Consolidated Financial Statements.

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

         Our government market has been primarily handled by The Boeing Company ("Boeing") and its large distributors of the Thuraya satellite phones. The Thuraya Satellite Network has grown as a communications provider due to its geographic coverage, quality of service and cost effective usage. The third Thuraya Geo-mobile satellite was successfully launched in January 2008, allowing Thuraya to embark on expansion plans to provide its mobile satellite services in the Asia-Pacific region.

         Our three year agreement with Boeing continued during fiscal 2008. Boeing distributes 13 of our products, including our DCS-1400D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products, which were specifically designed for the Thuraya network. Boeing sells these products under the brand name of Thuraya.

         We are continuing to promote our Thuraya encryption solutions through other Thuraya developers and resellers beside Boeing. We offer a full line of voice, fax and data encryption products that secure these communications, and our products are being used by government agencies, military, as well as domestic and international non-governmental organizations (NGOs) in the Middle East, Europe, Far East and Africa.

         Asia Pacific Satellite Industries ("APSI") has manufactured new Thuraya handsets and docking units that allow satellite and GSM cellular communications both outdoors and indoors. CopyTele has developed connecting cables and compatibility arrangements that customers can easily set up and utilize to secure their communications over the Thuraya network and which are compatible with landline telephone systems. APSI's new FDU-3500 docking unit for its SO-2510 phone is now available in the market. This unit allows for outdoor and indoor operation of the satellite phone on the Thuraya network. Our new PA-3500 and PA-3500T products allow compatibility between our DCS-1200, DCS-1400 and USS-900T encryption devices and the APSI FDU-3500 docking unit and SO-2510 phone.

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

         We have added Voice over Internet Protocol (VoIP) functions to the DCS-1200 for corporate utilization over popular new telephone systems.

         In the past year, we have uncovered new opportunities to market our products for securing landline and wireless voice and fax communications. Our USS-900AF, USS-900WF and USS-900WFL products are being evaluated for use by two Middle Eastern governments for encrypting fax communications. Also, a Far Eastern government is in the process of determining the system requirements necessary to encrypt voice communications utilizing our DCS-1200 and DCS-1400 products.

         In the commercial field, we have licensed our encryption system for e-mail to Digital Info Security Co Inc. ("DISC"), located in Westminster, Colorado. The system, our DCS-2200, integrates into DISC's e-mail services and allows companies to encrypt all e-mail transactions in a manner transparent to the individual user.

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

Production
----------

         Flat Panel Video Display Products
         ---------------------------------

         Under our License  Agreement  with  Videocon,  Videocon  (or a Videocon
Group company) is to produce products incorporating displays utilizing our technology. We are working with Videocon to implement our display technology for Videocon to produce the displays. We are also producing color displays, with the assistance of Volga and the Asian company, which incorporate the new type of matrix and phosphor excitation system described above.

         Encryption Products
         -------------------

         Our hardware encryption products consist of a printed circuit board populated with electronic components and connectors enclosed in a plastic case. We design all the hardware, software, packaging and operating manuals for our products. The four main electronic components - the Citadel(TM) CCX encryption chip or hardware key generator chip; a digital signal processor; a vocoder; and modems - are contained on a printed circuit board. We are currently using several U.S.-based electronics-production contractors to procure the printed circuit boards and mount the associated electronics components on the circuit board. We currently use approximately a dozen primary component and printed circuit-board suppliers and one production assembly contractor. Given normal lead times, we anticipate having a readily available supply of all electronic components that we require for assembling our encryption products.

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

Marketing and Sales
-------------------

         Flat Panel Video Display Products
         ---------------------------------

         Under our License Agreement with Videocon, Videocon (or a Videocon Group company) is to market the products it produces that incorporate displays utilizing our technology. We are cooperating with Videocon to implement our display technology for Videocon to produce such products, including TV's.

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

         We have extended our long term agreement with Boeing, which is distributing our line of encryption products. These include voice, fax and data products on a non-exclusive basis. We also have entered into agreements with Thuraya service providers to distribute our encryption equipment abroad. The launch of the third Thuraya Geo-mobile satellite in January 2008 allowed Thuraya to embark on major expansion plans to provide their mobile satellite services in the Asia-Pacific region, potentially opening new markets for CopyTele security solutions that are designed for the Thuraya network.

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

Customers
---------

         During fiscal 2008, we recognized $1,686,668 in revenue in our Display Technology Segment from Videocon (constituting all of the revenue in such segment), approximately 82% of our total net revenue. During fiscal 2007, we recognized $240,000 in net revenue from DISC, approximately 49% of our total net revenue, and approximately $143,000 in net revenue from Delta Bridge, Inc, approximately 29% of total net revenue. During fiscal 2006, we recognized approximately $204,000 in net revenue from GloCall Middle East FZE, a subsidiary of France Telecom Mobile Satellite Communications and a Thuraya service provider, approximately 40% of our total net revenue. Such revenue during fiscal 2007 and 2006 was in our Encryption Products and Services Segment.

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

Patents
-------

         We have received patents from the United States and certain foreign patent offices, expiring at various dates between 2009 and 2025. We have also filed or are planning to file patent applications for our display technologies and for our encryption technologies.

         We have received from the U.S. patent office patents for seven variations of our video display technology. We have also received patents related to the design, structure and method of construction of the E-Paper(TM) flat panel display, methods of operating the display, particle generation, applications using the E-Paper(TM) flat panel display, and for our solid state and thin film video color display. In addition, seven of our patent applications describing our display technology have been published. We have received from the U.S. patent office eight patents related to our encryption technology.

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

Research and Development
------------------------

         Research and development expenses were approximately $4,127,000, $3,404,000, and $4,614,000 for the fiscal years ended October 31, 2008, 2007 and 2006, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and our Consolidated Financial Statements.

Employees and Consultants
-------------------------

         We had 20 employees and 12 consultants as of October 31, 2008. Eighteen of these individuals, including our Chairman of the Board and Chief Executive Officer, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Six individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us. None of our employees is represented by a labor organization or union.

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

         We have had net losses and negative cash flows from operations in each year since our inception, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through October 31, 2008. We have set forth below our net losses, research and development expenses and net cash used in operations for the three fiscal years ended October 31, 2008:


                                                     Fiscal Years Ended October 31,
                                                     ------------------------------
                                                2008              2007               2006
                                                ----              ----               ----
Net loss................................... $5,821,604         $5,458,218         $7,600,901
Research and development expenses..........  4,127,393          3,403,943          4,614,300
Net cash used in operations................    901,868          2,396,859          1,847,108


o We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders.

         We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products. We believe that our existing cash, cash equivalents, investments in certificates of deposit, investments in U.S. government securities and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees and royalties from Videocon, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. It is also management's intention to continue to compensate employees by issuing stock or stock options. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

o We may not generate sufficient revenue to support our operations in the future or to generate profits.

         Our principal operations are the development, production and marketing of thin, flat, low-voltage phosphor display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media. In May 2008, we commenced receiving license fees related to our display technology from Videocon pursuant to the License Agreement. The License Agreement provides for payment of additional license fees over the next two fiscal years as well as the payment of certain royalties based on sales of products containing our display technology. However, there can be no assurance that thereafter we will receive any license or similar fees relating to our display technology, nor that we will receive any royalty payments from Videocon. In addition, our arrangements with Videocon involve counterparty risk. Our encryption products are only in their initial stages of commercial production. Our investments in research and development are considerable. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including:

     o Our and Videocon's ability to implement our technology for Videocon to produce and market products containing our displays.
     o The capability of Volga Svet Ltd. ("Volga"), a Russian display company that we have been working with for eleven years, to produce color and monochrome displays and supply them to us.
     o   Our ability to successfully market our line of encryption products.
     o Our production capabilities and those of our suppliers as required for the production of our encryption products.
     o   Long-term performance of our products.
     o The capability of our dealers and distributors to adequately service our encryption products.
     o Our ability to maintain an acceptable pricing level to end-users for both our encryption and display products.
     o The ability of suppliers to meet our and Videocon's requirements and schedule.
     o   Our  ability  to   successfully   develop  other  new  products   under
         development.
     o   Rapidly changing consumer preferences.
     o The possible development of competitive products that could render our products obsolete or unmarketable.
     o Our future negotiations with Volga with respect to payments and other arrangements with Volga.

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

         At the same time as we entered into the License Agreement, we entered into a Share Subscription Agreement with an affiliate of Videocon, Mars Overseas, for Mars Overseas to purchase 20,000,000 shares of our common stock (the "CopyTele Shares"), and a subsidiary of ours, CopyTele International, entered into a GDR Purchase Agreement to purchase 1,495,845 GDRs of Videocon (the "Videocon GDRs"). The Videocon GDRs are listed on the Luxembourg Stock Exchange. The value of the Videocon GDRs owned by us depends upon, among other things, the value of Videocon's securities in its home market of India, as well as exchange rates between the U.S. dollar and Indian rupee (the currency in which Videocon's securities are traded in its home market). The value of the Videocon GDRs declined substantially in fiscal 2008, and there can be no assurance that the value of the Videocon GDRs will not further decline in the future.

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

o We are dependent upon a few key employees and the loss of their services could adversely affect us.

         Our future success is dependent on our ability to hire, retain and motivate highly qualified personnel. In particular, our success depends on the continued efforts of our Chief Executive Officer, Denis A. Krusos, who is engaged in the management and operations of our business, including all aspects of the development, production and marketing of our encryption products and flat panel display technology. In addition, Mr. Krusos, as well as our other skilled management and technical personnel, are important to our future business and financial arrangements. We do not have an employment agreement with, nor do we maintain "key person" life insurance on, Mr. Krusos. The loss of the services of any such persons could have a material adverse effect on our business and operating results.

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

Item 1B. Unresolved Staff Comments.
         --------------------------

                  None.

Item 2.           Properties.
                  -----------

                  We lease approximately 12,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease that expires November 30, 2011. Our base rent is approximately $279,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. See Note 9 to our Consolidated Financial Statements.

                  We believe that the facilities described above are adequate for our current requirements.

Item 3.           Legal Proceedings.
                  ------------------

         We are not a party to any material pending legal proceedings. We are party to claims, and complaints that arise in the ordinary course of business. We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

                  At our Annual Meeting of Stockholders, held on August 28, 2008, three directors were elected and the selection of Grant Thornton LLP, independent registered public accountants, as our independent auditors for the fiscal year ending October 31, 2008 was ratified. The following is a tabulation of the voting with respect to the foregoing matters:

         (a)  Election of Directors:

                  Nominee                     For                    Withheld
                  -------                     ---                    --------

              Denis A. Krusos             101,363,923               10,823,382
              Henry P. Herms              103,147,867                9,039,438
              George P.  Larounis         104,256,196                8,715,605

         (b) Ratification of selection of Grant Thornton LLP as independent auditors for the fiscal year ending October 31, 2008:

                    For                     Against                   Abstain
                    ---                     -------                   -------

                112,528,140                 171,869                   271,793

                                     PART II
                                     -------

Item 5.           Market for the Registrant's Common Equity, Related Stockholder
                  --------------------------------------------------------------
                  Matters and Issuer Purchases of Equity Securities.
                  --------------------------------------------------

         Our common stock is traded on the Over-the-Counter Bulletin Board, under the symbol "COPY". The high and low sales prices as reported by the Over-the-Counter Bulletin Board for each quarterly fiscal period during our fiscal years ended October 31, 2007 and 2008 have been as follows:

--------------------------------------------------------------------------------
         Fiscal Period                  High                    Low
--------------------------------------------------------------------------------
        1st quarter 2007                $1.01                  $0.50
        2nd quarter 2007                 0.94                   0.56
        3rd quarter 2007                 0.75                   0.46
        4th quarter 2007                 0.96                   0.51
--------------------------------------------------------------------------------
        1st quarter 2008                $1.94                  $0.80
        2nd quarter 2008                 1.39                   0.69
        3rd quarter 2008                 1.15                   0.65
        4th quarter 2008                 0.98                   0.34
--------------------------------------------------------------------------------

         As of January 9, 2009, the approximate number of record holders of our common stock was 1,256 and the closing price of our common stock was $0.40 per share.

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


                                                          -----------------------------------------------------------------------
                                                                           As of and for the years ended October 31,
                                                          -----------------------------------------------------------------------
                                                              2008           2007          2006            2005          2004
---------------------------------------------------------------------------------------------------------------------------------
Net Revenue                                               $ 2,063,123    $   486,852    $   508,651    $   439,785    $   494,462
---------------------------------------------------------------------------------------------------------------------------------
Cost of encryption products sold                               95,594         73,953        104,672        112,321        176,112
---------------------------------------------------------------------------------------------------------------------------------
Provision for excess inventory                                  --             --             --           586,662          --
---------------------------------------------------------------------------------------------------------------------------------
Cost of encryption services                                     --            86,407         51,774         20,645          --
---------------------------------------------------------------------------------------------------------------------------------
Research and Development Expenses                           4,127,393      3,403,943      4,614,300      2,266,911      2,164,427
---------------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses                3,829,654      2,414,916      3,365,521      1,919,010      1,518,911
---------------------------------------------------------------------------------------------------------------------------------
Dividend Income                                               130,886          --             --             --             --
---------------------------------------------------------------------------------------------------------------------------------
Interest Income                                                37,028         34,149         26,715         14,507          4,333
---------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                   (5,821,604)    (5,458,218)    (7,600,901)    (4,451,257)    (3,360,655)
---------------------------------------------------------------------------------------------------------------------------------
Net Loss Per Share of  Common Stock - Basic and Diluted       ($.05)         ($.05)         ($.08)         ($.05)        ($.04)
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                7,497,869      1,870,159      1,863,629      1,466,253      2,316,050
---------------------------------------------------------------------------------------------------------------------------------
Long Term Obligations                                           --             --             --             --             --
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                        1,730,277      1,191,350      1,281,841      1,118,023      1,872,930
---------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Per Share of Common Stock                        --             --             --             --             --
---------------------------------------------------------------------------------------------------------------------------------


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

         Videocon Industries Limited is the flagship company of the Videocon Group, one of India's leading business houses. Videocon Group is a fully integrated consumer electronics and home appliances enterprise with backward integration in plasma panel, CRT glass, color picture tubes and other key components for the consumer electronics, home appliances and components industries. The company also operates in the oil & gas sector. The Videocon Group has sales and service networks throughout India and operates facilities in Europe and elsewhere in the world.

         CopyTele and Videocon are working together to implement our technology into production display modules. The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits. Under the License Agreement, Videocon, with assistance from CopyTele, is to provide the design and process engineering required to produce such display modules, and also is to provide all tooling and fixtures required for the production process. Videocon has a group of qualified and experienced personnel assigned to this program. As part of our assistance to Videocon to produce such display modules, we have been exchanging information with this group of personnel so that they may understand the CopyTele technology. We are currently cooperating with Videocon to jointly implement the CopyTele technology to produce prototypes of the modules. Videocon is utilizing its display processing technology and facilities to produce our display matrix. The matrix is the main component of our display, since it contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our display. CopyTele and Videocon are also working together to incorporate advancements to our display technology. Improvements to the technology are to be jointly owned by CopyTele and Videocon.

         Under the License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology. We also continue to have the right to utilize Volga Svet Ltd., a Russian display company that we have been working with for more than eleven years ("Volga"), and an Asian company that CopyTele has been working with for more than five years, to produce and market, products utilizing the Licensed Technology. Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele and Videocon.

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

         Our government market has been primarily handled by The Boeing Company ("Boeing") and its large distributors of the Thuraya satellite phones. The Thuraya Satellite Network has grown as a communications provider due to its geographic coverage, quality of service and cost effective usage. The third Thuraya Geo-mobile satellite was successfully launched in January 2008, allowing Thuraya to embark on expansion plans to provide its mobile satellite services in the Asia-Pacific region.

         Our three year agreement with Boeing continued during fiscal 2008. Boeing distributes 13 of our products, including our DCS-1400D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products, which were specifically designed for the Thuraya network. Boeing sells these products under the brand name of Thuraya.

         We are continuing to promote our Thuraya encryption solutions through other Thuraya developers and resellers beside Boeing. We offer a full line of voice, fax and data encryption products that secure these communications, and our products are being used by government agencies, military, as well as domestic and international non-governmental organizations (NGOs) in the Middle East, Europe, Far East and Africa.

         Asia Pacific Satellite Industries ("APSI") has manufactured new Thuraya handsets and docking units that allow satellite communications both outdoors and indoors. CopyTele has developed connecting cables and compatibility arrangements that customers can easily set up and utilize to secure their communications over the Thuraya network and which are compatible with landline telephone systems. APSI's new FDU-3500 docking unit for its SO-2510 phone is now available in the market. This unit allows for outdoor and indoor operation of the satellite phone on the Thuraya network. Our new PA-3500 and PA-3500T products allow compatibility between our DCS-1200, DCS-1400 and USS-900T encryption devices and the APSI FDU-3500 docking unit and SO-2510 phone.

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

         We have added Voice over Internet Protocol (VoIP) functions to the DCS-1200 for corporate utilization over popular new telephone systems.

         In the past year, we have uncovered new opportunities to market our products for securing landline and wireless voice and fax communications. Our USS-900AF, USS-900WF and USS-900WFL products are being evaluated for use by two Middle Eastern governments for encrypting fax communications. Also, a Far Eastern government is in the process of determining the system requirements necessary to encrypt voice communications utilizing our DCS-1200 and DCS-1400 products.

         In the commercial field, we have licensed our encryption system for e-mail to Digital Info Security Co Inc. ("DISC"), located in Westminster, Colorado. The system, our DCS-2200, integrates into DISC's e-mail services and allows companies to encrypt all e-mail transactions in a manner transparent to the individual user.

         Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. Since 1999 we have also generated cash flows from sales of our encryption products and services. We are continuing to direct our encryption marketing efforts to opportunities in both the commercial and government security markets and have recently uncovered new opportunities to market products to Middle Eastern and Far Eastern governments to secure voice and fax communications. In addition, in fiscal 2008, we entered into the License Agreement with Videocon and in May 2008, we commenced receiving from Videocon license fees related to our display technology.

         In  reviewing   Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations, you should refer to our Consolidated Financial Statements and the notes thereto.

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

         We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements. Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. On this basis, we have recognized license fee revenue during the year ended October 31, 2008 of approximately $1,687,000. License fee payments received from Videocon which are in excess of the amounts recognized as revenue (approximately $313,000 as of October 31, 2008) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet.

         Investment Securities
         ---------------------

         We classify our investment securities in one of two categories: available-for-sale or held-to-maturity. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities, which are Investment securities that the company has the intent and ability to hold to maturity, are carried at amortized cost. The amortization of premiums and accretion of discounts are recorded on the level yield (interest) method, over the period from the date of purchase to maturity. When sales do occur, gains and losses are recognized at the time of sale and the determination of cost of securities sold is based upon the specific identification method. Dividend and interest income are recognized when earned.

         We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment. We will record an impairment charge if and when we believe any such investment has experienced a decline that is other than temporary.

         Accounts Receivable
         -------------------

         Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Accounts receivable are written off when we determine that they become uncollectible.

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

         Stock-Based Compensation
         ------------------------

         We account for stock options granted to employees, directors and consultants using Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" (SFAS No.123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $2,614,000, $1,081,000 and $2,973,000 during the years ended October 31, 2008, 2007 and 2006, respectively, in accordance with SFAS No. 123R. See Note 2 to the Consolidated Financial Statements for additional information.

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

Results of Operations
---------------------

         Fiscal  Year Ended  October  31,  2008  Compared  to Fiscal  Year Ended
         -----------------------------------------------------------------------
         October 31, 2007
         ----------------

         Net Revenue

         Net revenue increased by approximately $1,576,000 in fiscal 2008, to approximately $2,063,000, as compared to approximately $487,000 in fiscal 2007. Revenue recognized during fiscal 2008 included display technology license fees related to the License Agreement with Videocon of approximately $1,687,000 compared to none in fiscal 2007. Revenue from sales of encryption products increased by approximately $129,000 in fiscal 2008, to approximately $376,000, as compared to approximately $247,000 in fiscal 2007. The increase in revenue from encryption products sold was primarily due to an increase in unit shipments. Revenue from encryption services decreased from $240,000 in the fiscal 2007 to none in fiscal 2008. The revenue from encryption services in the prior year period resulted from engineering services billed to DISC. Our encryption revenue has been limited and is sensitive to individual large transactions. We believe that changes in revenue between periods generally represent the nature of the early stage of our product and sales channel development.

         Cost of Encryption Products Sold

         The cost of encryption products sold increased by approximately $22,000 in fiscal 2008, to approximately $96,000, as compared to approximately $74,000 in fiscal 2007. The increase in cost of encryption products sold was primarily due to an increase in unit shipments of encryption products as well as a reduction  of cost of  products  sold in fiscal  2008 of  approximately  $19,000 resulting from the sale during fiscal 2008 of inventory for which a provision for excess inventory of that amount was recorded in prior periods.

         Cost of Encryption Services

         The cost of encryption services decreased from $86,000 in fiscal 2007 to none in fiscal 2008 as there was no revenue from encryption services.

         Research and Development Expenses

         Research and development expenses increased by approximately $723,000 in fiscal 2008, to approximately $4,127,000, from approximately $3,404,000 in fiscal 2007. The increase in research and development expenses was principally due to an increase in employee stock option compensation expense of approximately $878,000, offset by a decrease outside research and development expense of approximately $55,000, a decrease in patent-related expenses of approximately $41,000, a decrease in employee compensation and related costs, other than stock option expense, of approximately $34,000, and a decrease in outside engineering services of approximately $32,000.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $1,415,000 to approximately $3,830,000 in fiscal 2008, from approximately $2,415,000 in fiscal 2007. The increase in selling, general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $655,000, an increase in consultant stock option compensation expense of approximately $172,000, an increase in the provision for doubtful accounts of $223,000 of which $120,000 related to an accounts receivable in that amount from DISC, an increase in employee compensation and related costs, other than stock option expense, of approximately $90,000, an increase in professional fees of approximately $86,000, an increase in shareholder relations expense of approximately $72,000, an increase in travel expense of approximately $49,000, and an increase in consulting expense, other than consultant stock option compensation expense, of approximately $41,000.

         Dividend Income

         Dividend income, which was received in connection with the Videocon GDRs we acquired in December 2007, was approximately $131,000 in fiscal 2008. We received no dividend income in fiscal 2007.

         Interest Income

         Interest income was approximately $37,000 in fiscal 2008, compared to approximately $34,000 in fiscal 2007. The interest income earned on the additional funds available for investment on the current period was offset by a reduction in prevailing interest rates.

         Fiscal Year  Ended  October  31,  2007  Compared  to Fiscal  Year Ended
         -----------------------------------------------------------------------
         October 31, 2006
         ----------------

         Net Sales and Gross Profit

         Net Sales. Net sales decreased by approximately $22,000 in fiscal 2007, to approximately $487,000, as compared to approximately $509,000 in fiscal 2006. All sales during both periods were from encryption products and services. The decrease in net sales resulted from a reduction in sales of encryption products of approximately $131,000, to approximately $247,000, as compared to approximately $378,000 in fiscal 2006, offset by an increase in revenue from encryption services of $109,000, to $240,000, as compared to $131,000 in fiscal 2006. The revenue from encryption services in both periods resulted from engineering services billed to DISC. Our encryption sales have been limited and are sensitive to individual large transactions. We believe that changes in sales of our encryption products between periods generally represent the nature of the early stage of our product and sales channel development. Revenue from sales of encryption services is generally non-recurring due to the nature of the individual transactions.

         Cost of Encryption Products Sold

         The cost of encryption products sold decreased by approximately $31,000 in fiscal 2007, to approximately $74,000, as compared to approximately $105,000 in fiscal 2006. The decrease in cost of encryption products sold was primarily due to a decrease in unit shipments of encryption products.

         Cost of Encryption Services

         The cost of encryption services increased by approximately $34,000 in the fiscal 2007, to approximately $86,000, as compared to approximately $52,000 in fiscal 2006. The increase in the cost of encryption services was primarily due to an increase in billable services.

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

Liquidity and Capital Resources
-------------------------------

         From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. In addition, commencing in the fourth quarter of fiscal 1999, we have generated cash flows from sales of our encryption products and in May 2008 commenced receiving license fees related to our display technology from Videocon pursuant to the License Agreement.

         During fiscal 2008, our cash used in operating activities was approximately $902,000. This resulted from payments to suppliers, employees and consultants of approximately $3,236,000, which was offset by cash of approximately $170,000 received from collections of accounts receivable related to sales of encryption products, cash received from display technology licensing fee of $2,000,000, approximately $131,000 of dividend income received and approximately $33,000 of interest income received. Our cash used by investing activities during fiscal 2008 was approximately $18,001,000, which resulted from a disbursement of $16,200,000 for the purchase of Videocon GDRs, a purchase of short-term investments consisting of certificates of deposit and U.S. government securities of approximately $2,880,000, purchases of long-term investments consisting U.S. government securities of approximately $999,000 and purchases of approximately $14,000 of equipment, offset by approximately $1,841,000 received upon maturities of short-term investments consisting of certificates of deposit and U.S. government securities and approximately $252,000 received upon the sale of long-term investments consisting of U.S. government securities. Our cash provided by financing activities during fiscal 2008 was approximately $18,712,000, which resulted from the sale of our common stock to Videocon for $16,200,000, and cash received upon the exercise of stock options of approximately $2,512,000. Accordingly, during fiscal 2008 our cash and cash equivalents decreased by approximately $191,000 and our investments in certificates of deposit and U.S. government securities increased by approximately $1,793,000. As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at October 31, 2008 increased to approximately $2,671,000 from approximately $1,069,000 at the end of fiscal 2007. Our operating cash accounts are maintain at FDIC-insured banks. Our bank accounts and certificates of deposit are maintained within FDIC coverage limits.

         Net accounts receivable decreased by $17,000, from $120,000 at the end of fiscal 2007 to $103,000 at October 31, 2008. The decrease is primarily the result of an account receivable from one customer of $206,000 related to sales in fiscal 2008, offset by a provision for doubtful accounts in fiscal 2008 of $223,000 of which $103,000 related to the account receivable from such customer and $120,000 related to accounts receivable from DISC. Inventories decreased by approximately $14,000 from approximately $192,000 at October 31, 2007 to approximately $178,000 at October 31, 2008, primarily as a result of the timing of shipments and production schedules. Investment in Videocon is recorded at fair value and increased to approximately $3,620,000 at October 31, 2008 from zero at the end of fiscal 2007, as a result of our purchase of Videocon global depository receipts for $16,200,000 in December 2007 and the recording of an unrealized loss of approximately $12,580,000 as of October 31, 2008. Investment in DISC increased by $425,000 as a result of recording the investment at fair value of $842,000 as of October 31, 2008 compared to recording the investment at cost of $417,000 the end of fiscal 2007. Accounts payable and accrued liabilities decreased by approximately $225,000 from approximately $679,000 at the end of fiscal 2007 to approximately $454,000 at October 31, 2008, as a result the timing of payments. Deferred revenue increased by approximately $313,000 at October 31, 2008 from zero at the end of fiscal 2007, as a result of the receipt of the display technology license fee of $2,000,000 in May 2008 reduced by the license fee revenue recognized during fiscal 2008. Loan payable increased to $5,000,000 at October 31, 2008 from zero at the end of fiscal 2007, as a result obtaining a loan from Mars Overseas in December 2007. Loan receivable, which is classified as a contra-equity in the accompanying consolidated balance sheet, increased to $5,000,000 at October 31, 2008 from zero at the end of fiscal 2007, as a result of issuing a loan in that amount to Mars Overseas in December 2007.

         As a result of these changes, working capital at October 31, 2008 increased to approximately $1,489,000 from approximately $748,000 at the end of fiscal 2007.

         Our working capital includes inventory of approximately $178,000 and $192,000 at October 31, 2008 and 2007, respectively. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

         Total employee compensation expense during fiscal 2008, 2007 and 2006 was approximately $5,164,000, $3,661,000 and $5,416,000, respectively. During fiscal 2008, 2007 and 2006, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. We recorded compensation expense for the fiscal years ended October 31, 2008, 2007 and 2006 of approximately $1,877,000, $1,735,000 and
$1,897,000, respectively, for shares of common stock issued to employees. We recorded approximately $2,614,000, $1,081,000 and $2,973,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the years ended October 31, 2008, 2007 and 2006, respectively. It is managements' intention to continue to compensate employees by issuing stock or stock options.

         In addition, during fiscal 2008, 2007 and 2006, we issued shares of common stock to consultants for services rendered. We recorded consulting expense for the fiscal years ended October 31, 2008, 2007 and 2006 of approximately $95,000, $182,000 and $287,000, respectively, for shares of common stock issued to consultants. In addition, during fiscal 2008, 2007 and 2006, we recorded approximately $217,000, $-0- and $131,000, respectively, of consulting expense for stock options granted to consultants. It is managements' intention to continue to compensate consultants by issuing stock or stock options also.

         During fiscal 2008, we issued 20,000,000 shares of our common stock to an affiliate of Videocon for an aggregate purchase price of $16,200,000 and we purchased 1,495,845 Videocon GDRs for an aggregate purchase price of $16,200,000. In April 2008, we received a dividend of approximately $131,000 on the Videocon GDRs we hold. While the Videocon GDRs are held as security for the loan payable to Mars Overseas, the agreement governing such loan provides that any dividends, distributions, rights or other proceeds or benefits in respect of the Videocon GDRs shall be promptly transferred to us free and clear of any encumbrances under the agreements.

         We believe that our existing cash, cash equivalents, investments in certificates of deposit, investments in U.S. government securities and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees and royalties from Videocon, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. It is also management's intention to continue to compensate employees by issuing stock or stock options. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

         We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. In fiscal 2008, we entered into the License Agreement with Videocon. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon. During fiscal 2008, we have recognized revenue from sales of encryption products of approximately $376,000 and we received the first installment of the license fee from Videocon of $2,000,000.

         The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2008:


                                                     Payments Due by Period
                                                     ----------------------
                                     Less
                                     than         1-3          4-5         After
Contractual Obligations             1 year       years        years       5 years        Total
------------------------          ----------   ----------   ----------   ----------   ----------

Consulting
Agreement                         $  170,000           --           --           --   $  170,000

Noncancelable  Operating
Leases                            $  286,000   $  623,000           --           --   $  909,000
                                  ----------   ----------   ----------   ----------   ----------

Total Contractual
Cash Obligations                  $  456,000   $  623,000           --           --   $1,079,000
                                  ==========   ==========   ==========   ==========   ==========


         We have no variable interest entities or other off-balance sheet obligation arrangements.

Effect of Recent Accounting Pronouncements
------------------------------------------

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on November 1, 2007. There were no unrecognized tax benefits as of the date of our adoption of FIN 48 and as of October 31, 2008. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13," and FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157." Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis and amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. We adopted SFAS No. 157 on November 1, 2008, except for non financial assets and liabilities measured at fair value on a non-recurring basis, which will be effective for us November 1, 2009. The adoption of SFAS No. 157 on November 1, 2008 did not have a material effect on our consolidated financial statements. The adoption of the deferred portion of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on November 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which changes how an entity accounts for the acquisition of a business. When effective, SFAS No. 141R will replace existing SFAS No. 141, "Business Combinations" ("SFAS No. 141"), in its entirety. SFAS No. 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS No. 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquired entity. SFAS No. 141R will eliminate the current cost-based purchase method under SFAS No. 141. SFAS No. 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material effect on our consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

         As of October 31, 2008, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

         We also had investments in U.S. government securities recorded at amortized cost of approximately $750,000, having a length of time until maturity of fifteen months. We do not consider this investment to have a significant market risk since our existing cash on hand and expected cash flows indicate that this can be held until maturity.

         At October 31, 2008, our investment in Videocon GDRs is recorded at fair value of approximately $3,620,000 including an unrealized loss of approximately $12,580,000 and has exposure to price risk. The fair value of the Videocon GDRs is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of October 31, 2008 amounts to approximately $362,000.

         Our investment in DISC common stock at October 31, 2008 is recorded at fair value of approximately $842,000 including an unrealized gain of $425,000 and has exposure to price risk. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. Accordingly, the fair value of DISC's common stock is subject to price risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in price of this investment, as of October 31, 2008 amounts to approximately $84,000.

Item 8.           Financial Statements and Supplementary Data.
                  --------------------------------------------

         See accompanying "Index to Financial Statements."

Item 9.           Changes in  and  Disagreements With  Accountants on Accounting
                  --------------------------------------------------------------
                  and Financial Disclosure.
                  -------------------------

         None.

Item 9A.          Controls and Procedures
                  -----------------------

Disclosure Controls and Procedures
----------------------------------

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of fiscal 2008.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities and Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including the principal executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide full assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         Our management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2008. This assessment of our internal control over financial reporting used the criteria for effective internal control established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2008.

         The effectiveness of our internal control over financial reporting as of October 31, 2008, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report below.

Change in Internal Control Over Financial Reporting
---------------------------------------------------

         There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CopyTele, Inc. and Subsidiaries

         We have audited CopyTele, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

         In our opinion, CopyTele, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by COSO.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2008 and our report dated January 14, 2009 expressed an unqualified opinion on those financial statements.


/s/ GRANT THORNTON LLP

Melville, New York
January 14, 2009

Item 9B.          Other Information.
                  ------------------

         None.

                                    PART III
                                    --------

Item 10.          Directors, Executive Officers and Corporate Governance.
                  -------------------------------------------------------


         The following table sets forth certain information with respect to all of our directors and executive officers:


-----------------------------------------------------------------------------------------------------------
                                                                                         Director and/or
      Name                      Position with the Company and                   Age     Executive Officer
                                     Principal Occupation                                    Since
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos           Director, Chairman of the Board and Chief              81           1982
                          Executive Officer
-----------------------------------------------------------------------------------------------------------
Henry P. Herms            Director, Chief Financial Officer and Vice             63           2000
                          President - Finance
-----------------------------------------------------------------------------------------------------------
George P. Larounis        Director                                               80           1997
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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

                  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission ("SEC"). Directors, executive officers and ten percent stockholders are required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2008, except that our former President, Frank J. DiSanto, failed to timely file reports with respect to at least two transactions during fiscal 2008.

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

Nomination Procedures
---------------------

         There were no changes to the procedures by which security holders may recommend nominations to our Board of Directors during our fiscal year 2008.

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

         Because the market for talented executives is extremely competitive, the Board of Directors also considers, from time to time, the form and amount of compensation paid to executives of other companies, compiled from publicly available information. While the Board of Directors can engage compensation consultants to assist with this task, it did not engage any such consultants in fiscal 2008. The Board of Directors does not target a specific benchmark for compensation from the other companies whose compensation it reviews, but rather uses the information in light of the other factors.

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

         The option awards are granted at an exercise price equal to the closing price of common stock on the grant date (the date the grant is approved.) Options for directors and officers generally vest on the date of grant or after a 6 or 12 month period following the grant date, provided the grantee remains employed on the vesting date, so that such compensation is at risk of forfeiture based on the executive's continued service with us. The stock equity incentive plans also provide for the award of restricted stock, although such awards have not been used in any material respect. No restricted stock was awarded during fiscal 2008.

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

                                                   Denis A Krusos
                                                   Henry P. Herms
                                                   George P. Larounis

Executive Compensation
----------------------

         The following table sets forth certain information for our fiscal year ended October 31, 2008, or fiscal 2008, with respect to compensation awarded to, earned by or paid to our Chief Executive Officer, our former President and our Chief Financial Officer (the "Named Executives"). No other executive officer received total compensation in excess of $100,000 during fiscal 2008.


-----------------------------------------------------------------------------------------------------------

                                        SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                                                                 Option       All Other         Total
                Name and                            Salary       Awards     Compensation    Compensation
           Principal Position             Year        ($)        ($) (1)       ($) (2)           ($)
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos,
Chairman of the Board,                    2008     $250,000     $967,000       $33,929       $1,250,929
Chief Executive Officer and Director      2007     $250,000     $422,170       $28,532         $700,702
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto (3)                      2008     $42,000      $117,178       $9,969          $169,147
Former President and former Director
-----------------------------------------------------------------------------------------------------------
Henry P. Herms
Chief Financial Officer, Vice             2008     $125,000      $72,525       $21,777         $219,302
President- Finance and Director           2007     $100,000      $30,155       $14,300         $144,455
-----------------------------------------------------------------------------------------------------------


         (1) Amounts in the Option Awards column represent the dollar amounts recognized for financial statement reporting purposes for fiscal 2007 and fiscal 2008 for each Named Executive in accordance with Statement of Financial Accounting Standards No. 123 (revised
              2004). A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for the year ended October 31, 2008, included elsewhere in this Annual Report on Form 10-K.

         (2) Amounts in the All Other Compensation column reflect, for each Named Executive, the sum of the incremental cost to us of all perquisites and personal benefits, which consisted solely of auto allowance and related expenses for each of fiscal 2007 and fiscal 2008.

         (3)  Frank  J.  DiSanto's   employment  with  us  terminated  effective
              November 30, 2008.

         The following table sets forth certain information with respect to grants of stock options to the Named Executives during fiscal 2008:

-----------------------------------------------------------------------------------------------------------
                                       GRANTS OF PLAN BASED AWARDS
-----------------------------------------------------------------------------------------------------------
                                           All Other Option
                                          Awards: Number of
                                         ecurities Underlying   Exercise price of         Grant Date
                                               Options            Options Award           Fair Value
       Name             Grant Date               (#)                  ($/Sh)                 ($)
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos          11/12/07             1,000,000               $1.17                $967,000
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto         11/12/07              300,000                $1.17                $290,100
-----------------------------------------------------------------------------------------------------------
Henry P. Herms           11/12/07               75,000                $1.17                 $72,525
-----------------------------------------------------------------------------------------------------------


         The following table sets forth certain information with respect to unexercised stock options held by the Named Executives outstanding on October 31, 2008:


-----------------------------------------------------------------------------------------------------------
                               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
-----------------------------------------------------------------------------------------------------------
                                            Option Awards (1)
-----------------------------------------------------------------------------------------------------------
                      Number of Securities    Number of Securities
                           Underlying       Underlying Unexercised    Option Exercise
                      Unexercised Options          Options (#)             Price         Option Expiration
        Name            (#) Exercisable          Un-Exercisable             ($)                Date
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos              50,000                                        $1.313            4/8/2009
                            250,000                                        $1.063           10/26/2010
                            250,000                                        $0.688            1/1/2011
                            250,000                                        $0.400            9/19/2011
                            500,000                                        $0.250            5/5/2013
                            500,000                                        $0.430            2/22/2014
                            250,000                                        $0.810            5/10/2014
                          1,000,000                                        $1.040           10/25/2014
                          1,500,000                                        $0.650            2/17/2015
                          1,000,000                                        $0.520           10/30/2015
                          1,000,000                                        $0.830            5/31/2016
                            700,000                                        $0.700            11/20/16
                          1,000,000                                        $1.170            11/11/17
-----------------------------------------------------------------------------------------------------------
Frank J. DiSanto (1)         43,000                                        $1.313            4/8/2009
                            400,000                                        $1.040           10/25/2014
                            500,000                                        $0.650            2/17/2015
                                                  300,000 (2)              $1.170           11/11/2017
-----------------------------------------------------------------------------------------------------------
Henry P. Herms              100,000                                        $0.938           11/19/2010
                             50,000                                        $0.688            1/1/2011
                            100,000                                        $0.400            9/19/2011
                             50,000                                        $0.810            5/10/2014
                             70,000                                        $1.040           10/25/2014
                            100,000                                        $0.650            2/17/2015
                            100,000                                        $0.520           10/30/2015
                             50,000                                        $0.830            5/31/2016
                             50,000                                        $0.700           11/20/2016
                             75,000                                        $1.170            11/11/17
-----------------------------------------------------------------------------------------------------------


         (1) Frank J. DiSanto's stock options expired upon his termination of employment with us on November 30, 2008.

         (2) Stock options held by Frank J. DiSanto for 150,000 shares and 150,000, shares were exercisable on November 11, 2009 and November 11, 2010, respectively.

         The following table summarizes the exercise of stock options during fiscal 2008 by Named Executives:


 ----------------------------------------------------------------------------------------------------
                            OPTION EXERCISES AND STOCK VESTED TABLE
 ----------------------------------------------------------------------------------------------------
                                                                 Option Awards
                                           ----------------------------------------------------------
                                            Number of Shares Acquired         Value Realized
                                                   on Exercise                  on Exercise
                 Name                                  (#)                        ($) (1)
 ----------------------------------------------------------------------------------------------------
           Frank J. DiSanto                          455,000                     $310,185
 ----------------------------------------------------------------------------------------------------


         (1) The value realized on exercise is calculated based on the difference between the exercise price of the options and the market price of the stock at the time of exercise.

Director's Compensation
-----------------------

         There is no present arrangement for cash compensation of directors for services in that capacity. Under the 2003 Share Incentive Plan, each non-employee director is entitled to receive nonqualified stock options to purchase 60,000 shares of common stock each year that such director is elected to the Board of Directors. Mr. Larounis received such an award upon his election to our Board of Directors at our 2008 Annual Meeting of Shareholders and in November 2007, he received an additional award of stock options for his services as a director.

         Our employee directors, Denis A. Krusos and Henry P. Herms, and our former employee director, Frank J. DiSanto, did not receive any additional compensation for services provided as a director during fiscal 2008. The following table sets forth compensation of George P. Larounis, our sole non-employee director for fiscal 2008:


 -------------------------------------------------------------------------------------------------
                                      DIRECTORS COMPENSATION
 -------------------------------------------------------------------------------------------------
                                                                              All Other
                                               Option Awards                Compensation
              Name                                ($) (1)                        ($)
 -------------------------------------------------------------------------------------------------
       George P. Larounis                         $50,866                         -
 -------------------------------------------------------------------------------------------------


        (1) Amounts in the Option Awards column represent the dollar amounts recognized for financial statement reporting purposes for fiscal 2008 for Mr. Larounis in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS No. 123R"). A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for the year ended October 31, 2008, included elsewhere in this Annual Report on Form 10-K. At October 31, 2008, Mr. Larounis held unexercised stock options to purchase 720,000 shares of our common stock. The grant date fair value of awards to Mr. Larounis in fiscal 2008, calculated in accordance SFAS No. 123R was $74,977.

Item 12.          Security Security Ownership  of Certain  Beneficial Owners and
                  --------------------------------------------------------------
                  Management and Related Stockholder Matters.
                  -------------------------------------------

         The following table sets forth certain information with respect to our common stock beneficially owned as of January 9, 2009 by (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and (c) all directors and executive officers as a group:

-----------------------------------------------------------------------------------------------------------
                                                             Amount and Nature of
                                                                  Beneficial
  Name and Address of Beneficial Owner                          Ownership(1)(2)         Percent of Class
===========================================================================================================
Mars Overseas Limited (3)                                          20,000,000                 14.87%
P.O. Box 309, GI Ugland House
South Church Street, George Town
Grand Cayman, Cayman Islands
-----------------------------------------------------------------------------------------------------------
Denis A. Krusos                                                    10,089,880                 7.07%
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
Henry P. Herms                                                        956,575                   *
900 Walt Whitman Road
Melville, NY  11747
-----------------------------------------------------------------------------------------------------------
George P. Larounis                                                    680,000                   *
900 Walt Whitman Road
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group (3                 11,726,455                 8.14%
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

         (1) Includes 8,250,000 shares, 745,000 shares, 660,000 shares and 9,655,000 shares which Denis A. Krusos, Henry P. Herms, George P. Larounis, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Stock Option Plan, 2000 Share Incentive Plan and the 2003 Share Incentive Plan.

         (2) Based on the information provided in a Schedule 13G for such entity filed with the Securities and Exchange Commission on November 9, 2007.

Equity Compensation Plan Information
------------------------------------

         The following is information as of October 31, 2008 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 1993 Stock Option Plan, our 2000 Share Incentive Plan and our 2003 Share Incentive Plan. See Note 8 to Consolidated Financial Statements for more information on these plans.


                                                                                     Number of securities
                                                                                    remaining available for
                              Number of securities                                   future issuance under
                                to be issued upon          Weighted average           equity compensation
                                   exercise of            exercise price of            plans (excluding
                              outstanding options,       outstanding options,       securities reflected in
      Plan category            warrants and rights       warrants and rights              column (a))
--------------------------    ----------------------    -----------------------    --------------------------
                                       (a)                       (b)                           (c)
Equity compensation
plans approved by
security holders                   2,551,466                  $0.88                          21,508

Equity compensation
plans not approved by
security holders                  17,217,045                  $0.79                      2,432,721

Total                             19,768,511                  $0.80                      2,454,229


Item 13.          Certain  Relationships  and Related Transactions, and Director
                  --------------------------------------------------------------
                  Independence.
                  -------------

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

Item 14.          Principal Accountant Audit Fees and Services.
                  ---------------------------------------------

         The following table describes fees for professional audit services rendered by Grant Thornton LLP, our present independent registered public accounting firm and principal accountant, for the audit of our annual financial statements and for other services for the years ended October 31, 2008, and 2007.

                       Type of Fee                    2008              2007
                       -----------                    ----              ----

       Audit Fees                                $ 432,151          $ 272,620
       Audit Related Fees (1)                       11,644                 --
       Tax Fees (2)                                  1,000              6,098
       All Other Fees                                   --                 --
                                                 ---------         ----------
       Total                                     $ 444,795         $  278,718
                                                 =========         ==========

(1) Audit related fees consist of fees related to an SEC comment letter.

(2) Tax fees consist of tax consulting services.


Procedures  For  Board  of  Directors  Pre-Approval  of  Audit  and  Permissible
--------------------------------------------------------------------------------
Non-Audit Services of Independent Auditor
-----------------------------------------

         Our Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Grant Thornton LLP's engagement to conduct our audit was approved by the Board of Directors on July 18, 2008. We did not enter into any non-audit engagement or relationship with Grant Thornton LLP during fiscal 2008.

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

                  3.2      Amended  and  Restated   By-laws.   (Incorporated  by
                           reference to Exhibit 3.2 to our Form 8-K dated August 4, 2008.)

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

                  10.5 Agreement dated July 28, 1999, among CopyTele, Inc., Harris Corporation and RF Communications. (Incorporated by reference to Form 8-K dated July 28, 1999.)

                  10.6     CopyTele,    Inc.   2000   Share    Incentive   Plan.
                           (Incorporated by reference to Annex A of our Proxy Statement dated June 12, 2000.)

                  10.7 Amendment No. 1 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 6, 2001 and approved by shareholders on August 16, 2001. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 2001.)

                  10.8 Amendment No. 2 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 16, 2002 and approved by shareholders on September 12, 2002. (Incorporated by reference to Exhibit 4(e) to our Form S-8
                           (Registration  No.  333-99717)  dated  September  18,
                           2002.)

                  10.9 Amendment, dated May 10, 2001, to the Joint Cooperation Agreement between CopyTele, Inc. and Volga Svet Ltd. (Incorporated by reference to Exhibit
                           10.14 to our Form 10-K for the fiscal year ended October 31, 2001.)

                  10.10 Letter Agreement between CopyTele, Inc. and Volga Svet Ltd., dated as of February 1, 2002. (Incorporated by reference to Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2001.)

                  10.11    CopyTele,    Inc.   2003   Share    Incentive   Plan.
                           (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003).

                  10.12 Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)

                  10.13 Amendment No. 2 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit
                           10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005).

                  10.14 Amendment No. 3 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit
                           10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005).

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

                  10.17 Long Term Agreement dated May 23, 2007, between The Boeing Company and CopyTele, Inc. (Incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 23, 2007.)

                  10.18 Amended and Restated Technology License Agreement, dated May 16, 2008, between CopyTele, Inc. and Videocon Industries Limited. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008.)

                  10.19    Loan and Pledge  Agreement,  dated  November 2, 2007,
                           Between Mars Overseas Limited and CopyTele International Ltd. (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

                  10.20 Loan and Pledge Agreement, dated November 2, 2007, Between CopyTele International Ltd. and Mars Overseas Limited. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

                  21       Subsidiaries of CopyTele, Inc.  (Filed herewith.)

                  23.1     Consent of Grant Thornton LLP.  (Filed herewith.)

                  31.1     Certification of Chief Executive Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated January 14, 2009. (Filed herewith.)

                  31.2     Certification of Chief Financial Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated January 14, 2009. (Filed herewith.)

                  32.1     Statement  of Chief  Executive  Officer,  pursuant to
                           Section 1350 of Title 18 of the United States Code, dated January 14, 2009. (Filed herewith.)

                  31.2     Statement  of Chief  Financial  Officer,  pursuant to
                           Section 1350 of Title 18 of the United States Code, dated January 14, 2009. (Filed herewith.)

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COPYTELE, INC.

                                         By:   /s/ Denis A. Krusos
                                                   ------------------
                                               Denis A. Krusos
                                               Chairman of the Board and
January 14, 2009                               Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                         By:  /s/ Denis A. Krusos
                                                  -------------------
                                               Denis A. Krusos
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               and Director (Principal Executive
January 14, 2009                               Officer)

                                         By:  /s/ Henry P. Herms
                                                  -------------------
                                               Henry P. Herms
                                               Vice President - Finance,
                                               Chief Financial Officer and
                                               Director (Principal Financial
January 14, 2009                               and Accounting Officer)

                                         By:  /s/ George P. Larounis
                                                  -------------------
                                               George P. Larounis
January 14, 2009                               Director

COPYTELE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008


                                                                                                                       Page
                                                                                                                       ----

Report of Independent Registered Public Accounting Firm                                                                 F-1

Consolidated Balance Sheets as of October 31, 2008 and 2007                                                             F-2

Consolidated Statements of Operations for the years ended October 31, 2008, 2007 and 2006                               F-3

Consolidated Statement of Shareholders' Equity for the years ended October 31, 2008, 2007 and 2006                   F-4 - F-5

Consolidated Statements of Cash Flows for the years ended October 31, 2008, 2007 and 2006                               F-6

Notes to Consolidated Financial Statements                                                                           F-7 - F-27

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
CopyTele, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of CopyTele, Inc. and Subsidiaries (the "Company") as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. and Subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 14, 2009 expressed an unqualified opinion thereon.


/s/ GRANT THORNTON LLP

Melville, New York
January 14, 2009

COPYTELE, INC. AND SUBSIDIARES


CONSOLIDATED BALANCE SHEETS


                                                                                        October 31,      October 31,
                                      ASSETS                                                2008            2007
                               --------------------                                    -------------    -------------

CURRENT ASSETS:
    Cash and cash equivalents                                                          $     478,599    $     669,141
    Short-term investments in certificates of deposit and U.S. government securities       1,442,484          400,000
    Accounts receivable, net of allowance for doubtful accounts of  $223,000 and
       $-0-, respectively                                                                    103,000          120,000
    Inventories                                                                              178,144          191,923
    Prepaid expenses and other current assets                                                 54,348           45,442
                                                                                       -------------    -------------

                           Total current assets                                            2,256,575        1,426,506

INVESTMENT in U.S. government securities, noncurrent, at amortized cost                      749,711               --

INVESTMENT in Videocon Industries Limited global depository receipts,
  at fair value                                                                            3,619,945               --

INVESTMENT in Digital Info Security Co. Inc. common stock, at fair value and
  cost, respectively                                                                         841,800          417,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
  amortization of $2,151,344  and $2,140,675, respectively                                    29,838           26,653
                                                                                       -------------    -------------

                                                                                       $   7,497,869    $   1,870,159
                                                                                       =============    =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                   $     384,896    $     347,141
    Accrued liabilities                                                                       69,364          331,668
    Deferred revenue, non-refundable license fee                                             313,332               --
                                                                                       -------------    -------------
                           Total current liabilities                                         767,592          678,809

LOAN PAYABLE TO RELATED PARTY                                                              5,000,000               --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, par value $100 per share; 500,000 shares authorized;
       no shares issued or outstanding                                                            --               --
    Common stock, par value $.01 per share; 240,000,000 shares authorized;
     132,497,881 and 106,911,315 shares issued and outstanding, respectively               1,324,979        1,069,113
    Additional paid-in capital                                                           109,348,894       86,088,974
    Loan receivable from related party                                                    (5,000,000)              --
    Accumulated deficit                                                                  (91,788,341)     (85,966,737)
    Accumulated other comprehensive loss                                                 (12,155,255)              --
                                                                                       -------------    -------------
                                                                                           1,730,277        1,191,350
                                                                                       -------------    -------------

                                                                                       $   7,497,869    $   1,870,159
                                                                                       =============    =============


The accompanying notes are an integral part of these statements.


      COPYTELE, INC. AND SUBSIDIARIES


      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     For the years ended October 31,
                                                             2008                  2007                  2006
                                                      ------------------    ------------------    ------------------

NET REVENUE
     Revenue from sales of encryption products, net   $          376,455    $          246,852    $          377,651
     Revenue from encryption services, net                            --               240,000               131,000
     Display technology license fee                            1,686,668                    --                    --
                                                      ------------------    ------------------    ------------------
         Total net revenue                                     2,063,123               486,852               508,651
                                                      ------------------    ------------------    ------------------

COST AND OPERATING EXPENSES
     Cost of encryption products sold                             95,594                73,953               104,672
     Cost of encryption services                                      --                86,407                51,774
     Research and development expenses                         4,127,393             3,403,943             4,614,300
     Selling, general and administrative expenses              3,829,654             2,414,916             3,365,521
                                                      ------------------    ------------------    ------------------
         Total costs and operating expenses                    8,052,641             5,979,219             8,136,267
                                                      ------------------    ------------------    ------------------

LOSS FROM OPERATIONS                                          (5,989,518)           (5,492,367)           (7,627,616)

DIVIDEND INCOME                                                  130,886                    --                    --

INTEREST INCOME                                                   37,028                34,149                26,715
                                                      ------------------    ------------------    ------------------

NET LOSS                                              $       (5,821,604)   $       (5,458,218)   $       (7,600,901)
                                                      ==================    ==================    ==================


PER SHARE INFORMATION:
Net loss per share:
     Basic and Diluted                                $             (.05)   $             (.05)   $             (.08)
                                                      ==================    ==================    ==================

Shares used in computing net loss per share:
     Basic and Diluted                                       129,490,238           103,487,032            95,291,780
                                                      ==================    ==================    ==================


The accompanying notes are an integral part of these statements.


COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006


                                                                                           Loan                        Accumulated
                                                                                         Receivable                       Other
                                                  Common Stock            Additional       From                          Compre-
                                           ---------------------------     Paid-in        Related      Accumulated       hensive
                                              Shares       Par Value       Capital         Party         Deficit          Loss
                                           ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, October 31, 2005                    91,975,538   $    919,755   $ 73,105,886   $         --   $(72,907,618)   $         --

 Stock option compensation to employees              --             --      2,972,793             --             --              --
 Stock option compensation to consultants            --             --        130,724             --             --              --
 Common stock issued upon exercise of
   stock options under stock option plans     4,147,725         41,478      2,339,021             --             --              --

 Common stock issued to employees pursuant
   to stock incentive plans                   2,670,010         26,700       1,869,879            --             --              --
 Common stock issued to consultants
   pursuant to stock incentive
    plans                                       367,122          3,671        283,453             --             --              --
 Unregistered common stock issued to
   Digital Info Security Co., Inc.              100,000          1,000         96,000             --             --              --
 Net loss                                            --             --             --             --     (7,600,901)             --
                                           ------------   ------------   ------------   ------------   ------------    ------------

BALANCE, October 31, 2006                    99,260,395        992,604     80,797,756             --    (80,508,519)             --

 Stock option compensation to employees              --             --      1,080,882             --             --              --
 Common stock issued upon exercise of
   stock options under stock option plans     4,582,230         45,822      2,113,977             --             --              --
 Common stock issued to employees pursuant
   to stock incentive plans                   2,528,365         25,284      1,709,657             --             --              --
 Common stock issued to consultants
   pursuant to stock incentive plans            240,325          2,403        179,702             --             --              --
 Unregistered common stock issued to
   Digital Info Security Co., Inc.              300,000          3,000        207,000             --             --              --
 Net loss                                            --             --             --             --     (5,458,218)             --
                                           ------------   ------------   ------------   ------------   ------------    ------------

BALANCE, October 31, 2007                   106,911,315   $  1,069,113   $ 86,088,974   $         --   $(85,966,737)   $         --


                                                                                                                          Continued


The accompanying notes are an integral part of this statement.


COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006


                                                   Continued

                                                                                         Loan                          Accumulated
                                                                                       Receivable                         Other
                                                  Common Stock          Additional       From                            Compre-
                                           --------------------------    Paid-in        Related        Accumulated       hensive
                                              Shares      Par Value      Capital         Party          Deficit           Loss
                                           ------------  ------------  ------------   ------------    ------------    ------------

BALANCE, October 31, 2007                   106,911,315  $  1,069,113  $ 86,088,974   $         --    $(85,966,737)   $         --

 Stock option compensation to employees              --            --     2,613,731             --              --              --
 Stock option compensation to consultants            --            --       216,896             --              --              --
 Common stock issued upon exercise of
   stock options under stock option plans     3,354,200        33,542     2,478,763             --              --              --
 Common stock issued to employees pursuant
   to stock incentive plans                   2,142,400        21,424     1,856,067             --              --              --
 Common stock issued to consultants
   pursuant to stock incentive plans             89,966           900        94,463             --              --              --
 Unregistered common stock issued to
   Videocon Industries Limited               20,000,000       200,000    16,000,000     (5,000,000)             --              --
 Unrealized loss on investment in Videocon
   Industries Limited global depository
    receipts                                         --            --            --             --              --     (12,580,055)
 Unrealized gain on investment in Digital
   Info Security Co., Inc.                           --            --            --             --              --         424,800
 Net loss                                            --            --            --             --      (5,821,604)             --
                                           ------------  ------------  ------------   ------------    ------------    ------------

BALANCE, October 31, 2008                   132,497,881  $  1,324,979  $109,348,894   $ (5,000,000)   $(91,788,341)   $(12,155,255)
                                           ============  ============  ============   ============    ============    ============


The accompanying notes are an integral part of this statement.


COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          For the years ended October 31,
                                                                                 -----------------------------------------------
                                                                                     2008             2007              2006
                                                                                 -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Payments to suppliers, employees and consultants                             $  (3,236,351)   $  (2,808,025)   $  (2,398,142)
    Cash received from encryption products and services                                170,445          377,017          524,319
    Cash received from display technology license fees                               2,000,000               --               --
    Dividend received                                                                  130,886               --               --
    Interest received                                                                   33,152           34,149           26,715
                                                                                 -------------    -------------    -------------
               Net cash used in operating activities                                  (901,868)      (2,396,859)      (1,847,108)
                                                                                 -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Disbursements to acquire Videocon Industries Limited global depository
       receipts                                                                    (16,200,000)              --               --
   Disbursements to acquire short-term investments (certificates of deposit
       and U.S. government securities)                                              (2,880,166)        (825,000)        (398,000)
   Proceeds from maturities of short-term investments (certificates of deposit
       and U.S. government securities)                                               1,841,000          463,000          760,776
   Disbursements to acquire long-term investments (U.S. government securities)        (999,525)              --               --
   Proceeds from sales  of long-term investments (U.S. government securities)          251,565               --               --
   Disbursements to acquire Digital Info Security Co., Inc. common stock                    --               --         (110,000)
   Payments for purchases of property and equipment                                    (13,853)         (13,459)         (11,024)
                                                                                 -------------    -------------    -------------
               Net cash (used in) provided by investing activities                 (18,000,979)        (375,459)         241,752
                                                                                 -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock to Videocon Industries Limited               16,200,000               --               --
    Issuance of loan receivable from related party                                  (5,000,000)              --               --
    Proceeds from issuance of loan payable to related party                          5,000,000               --               --
    Proceeds from exercise of stock options                                          2,512,305        2,159,799        2,380,499
                                                                                 -------------    -------------    -------------
               Net cash provided by financing activities                            18,712,305        2,159,799        2,380,499
                                                                                 -------------    -------------    -------------

NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (190,542)        (612,519)         775,143

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         669,141        1,281,660          506,517
                                                                                 -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $     478,599    $     669,141    $   1,281,660
                                                                                 =============    =============    =============

RECONCILIATION OF NET LOSS TO NET CASH USED IN
    OPERATING ACTIVITIES:
    Net loss                                                                     $  (5,821,604)   $  (5,458,218)   $  (7,600,901)
    Stock option compensation to employees                                           2,613,731        1,080,882        2,972,793
    Stock option compensation to consultants                                           216,896               --          130,724
    Stock awards granted to employees pursuant to stock incentive plans              1,877,491        1,734,941        1,896,579
    Stock awards granted to consultants pursuant to stock incentive plans               95,363          182,105          287,124
    Provision for doubtful accounts and other receivables                              223,000               --           30,287
    Provision for (recovery of) slow-moving inventory reserve                          (19,379)              --               --
    Depreciation and amortization                                                       10,669            9,889           15,072
    Amortized discount on investments (U.S. government securities)                      (3,403)              --               --
    Gain on sale of investments (U.S. government securities)                            (1,667)              --               --
    Change in operating assets and liabilities:
        Accounts receivable                                                           (206,000)        (109,835)          21,952
        Inventories                                                                     33,158           68,900          124,173
        Prepaid expenses and other current assets                                       (8,906)          (2,544)          41,531
        Accounts payable and accrued liabilities                                      (224,549)          97,021          233,558
        Deferred revenue                                                               313,332               --               --
                                                                                 -------------    -------------    -------------
               Net cash used in operating activities                             $    (901,868)   $  (2,396,859)   $  (1,847,108)
                                                                                 =============    =============    =============


SUPPLEMENTAL DISCLOSURE  OF NON-CASH FINANCING
    ACTIVITIES:
    Unregistered common stock issued in connection with investment in
        Digital Info Security Co., Inc.                                          $          --    $     210,000    $      97,000
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

Funding and Management's Plans
------------------------------

               From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. In addition, commencing in the fourth quarter of fiscal 1999, we have generated cash flows from sales of our encryption products and in May 2008 commenced receiving license fees related to our display technology from Videocon Industries Limited, an Indian company ("Videocon") pursuant to the License Agreement (as defined below).

               During  fiscal 2008,  our cash used in operating  activities  was approximately $902,000. This resulted from payments to suppliers, employees and consultants of approximately $3,236,000, which was offset by cash of approximately $170,000 received from collections of accounts receivable related to sales of encryption products, cash received from display technology licensing fee of $2,000,000, approximately $131,000 of dividend income received and approximately $33,000 of interest income received. Our cash used by investing activities during fiscal 2008 was approximately $18,001,000, which resulted from a disbursement of $16,200,000 for the purchase of 1,495,845 global depository receipts of Videocon (the "Videocon GDRs"), a purchase of short-term investments consisting of certificates of deposit and U.S. government securities of approximately $2,880,000, purchases of long-term investments consisting U.S. government securities of approximately $999,000 and purchases of approximately $14,000 of equipment, offset by approximately $1,841,000 received upon maturities of short-term investments consisting of certificates of deposit and U.S. government securities and approximately $252,000 received upon the sale of long-term investments consisting of U.S. government securities. Our cash provided by financing activities during fiscal 2008 was approximately $18,712,000, which resulted from the sale of our common stock to Videocon for $16,200,000, and cash received upon the exercise of stock options of approximately $2,512,000. Accordingly, during fiscal 2008 our cash and cash equivalents decreased by approximately $191,000 and our investments in certificates of deposit and U.S. government securities increased by approximately $1,793,000. As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at October 31, 2008 increased to approximately $2,671,000 from approximately $1,069,000 at the end of fiscal 2007. Our operating cash accounts are maintain at FDIC-insured banks. Our bank accounts and certificates of deposit are maintained within FDIC coverage limits.

               Total employee compensation expense during fiscal 2008, 2007 and 2006 was approximately $5,164,000, $3,661,000 and $5,416,000, respectively.
During fiscal 2008, 2007 and 2006, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. We recorded compensation expense for the fiscal years ended October 31, 2008, 2007 and 2006 of approximately $1,877,000, $1,735,000 and $1,897,000, respectively, for shares of common stock issued to employees. We recorded approximately $2,614,000, $1,081,000 and $2,973,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the years ended October 31, 2008, 2007 and 2006, respectively. It is managements' intention to continue to compensate employees by issuing stock or stock options.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               We believe that our existing cash, cash equivalents, investments in certificates of deposit, investments in U.S. government securities and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees and royalties from Videocon, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. It is also management's intention to continue to compensate employees by issuing stock or stock options. We currently have no arrangements with respect to additional financing. There can be no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

Investment in and Related Party Transactions with Videocon Industries Limited
-----------------------------------------------------------------------------

               In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the "License Agreement") with Videocon Industries Limited, an Indian company ("Videocon"). Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the "Licensed Technology"), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period commencing in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon. In April 2008, the Indian Government approved the License Agreement and in May 2008, we received the first installment of the license fee of $2 million.

               Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce such display modules, and also is to provide all tooling and fixtures required for the production process. As part of our assistance to Videocon to produce such display modules, we have been exchanging information with Videocon employees so that they may understand the CopyTele technology. We are currently cooperating with Videocon to jointly implement the CopyTele technology prior to production, to produce prototypes of the modules. CopyTele and Videocon are also working together to incorporate advancements to our display technology. Improvements to the technology, when and if available, are to be jointly owned by CopyTele and Videocon. Significant improvements, as defined in the License Agreement, may result in additional compensation to CopyTele. CopyTele has determined that any improvements which are not significant in nature are inconsequential.

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Under the License Agreement we continue to have the right to produce and market products utilizing our technology. We also continue to have the right to utilize Volga Svet Ltd., a Russian display company that we have been working with for more than eleven years ("Volga"), and an Asian company that CopyTele has been working with for more than five years, to produce and market, products utilizing the Licensed Technology. Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele and Videocon.

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

               Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International Ltd. ("CopyTele International"), entered into a GDR Purchase Agreement (the "Purchase Agreement") with Global EPC Ventures Limited ("Global"), for CopyTele International to purchase the Videocon GDRs from Global, acquired by Global on the open market for an aggregate purchase price of $16,200,000, which was determined by management to approximate fair market value. Videocon's global depository receipts are listed on the Luxembourg Stock Exchange. The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.

               For the purpose of effecting a lock up of the  Videocon  GDRs and
CopyTele Shares (collectively, the "Securities") for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007. The Videocon GDRs are to be held as security for a loan in principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in principal amount of $5,000,000 from CopyTele International to Mars Overseas. The loans are for a term of seven years and do not bear interest. Prepayment of each loan requires payment of a premium by the borrower and, in any event, the lien on the Securities securing the prepaid loan will not be released until the seventh anniversary of the closing of the loans and the prepaid amount would be held in escrow until such date. The loan agreements required the parties to enter into an escrow agreement under which the parties deposited the Securities with an escrow agent for the term of the loans. The loan agreements also provide for customary events of default which may result in forfeiture of the Securities by the defaulting party. The loan and escrow agreements also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits received by the escrow agent in respect of the Securities. The closing of the loans took place in December 2007. The loan receivable from Mars Overseas is classified as a contra-equity under Shareholders' Equity in the accompanying consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Investment in Videocon
               ----------------------

               Our investment in Videocon is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income, net of the related tax effects, in shareholders' equity. Cost is determined using the specific identification method. The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. The cost, unrealized loss and fair value of our investment in Videocon as of October 31, 2008 are as follows:

                                            October 31, 2008
                                            ----------------
                  Cost                      $ 16,200,000
                  Unrealized loss            (12,580,055)
                                            ----------------
                  Fair Value                $  3,619,945
                                            ================

               Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt or Equity Securities", requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary. Unless evidence exists to support a realizable value equal to or greater than the cost of the investment, a write-down accounted for as a realized loss should be recorded. We assess at each reporting period our investment in Videocon to determine if a decline that is other than temporary has occurred. In evaluating the realizable value of the investment in Videocon, consideration was given to the Loan and Pledge Agreement with Mars Overseas, which requires CopyTele to hold the Videocon GDRs in escrow for seven years from the purchase closing date of December 2007 as security for the loan from Mars Overseas to CopyTele International. Videocon's financial condition and its future potential in both its Consumer Electronics & Home Appliances segment and its Crude Oil & Natural Gas segment are also evaluated. On this basis, we have determined that a write-down for a realized loss was not required as of October 31, 2008.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               ------------------------------------------

Basis of Presentation
---------------------

               The consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International and CopyTele Marketing Inc. ("CopyTele Marketing"). CopyTele International and
CopyTele Marketing were incorporated in the British Virgin Islands on July 12, 2007 and September 5, 2007, respectively. CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon. As of October 31, 2008, CopyTele Marketing was inactive. All intercompany transactions have been eliminated in consolidation.

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements. Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. On this basis, we have recognized license fee revenue during the year ended October 31, 2008 of approximately $1,687,000. License fee payments received from Videocon which are in excess of the amounts recognized as revenue (approximately $313,000 as of October 31, 2008) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet.

Warranty Policy
---------------

               We warrant that our products are free from defects in material and workmanship for a period of one year from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect. Management has recorded a nominal amount of warranty liability as of October 31, 2008 and 2007, based upon historical experience and management's best estimate of future warranty claims.

Statements of Cash Flows
------------------------

               Cash and cash equivalents consist of highly liquid instruments that are readily convertible into cash and have original maturities of less than one year. During the years ended October 31, 2008, 2007 and 2006, we did not pay any interest on U.S. Federal or state income taxes.

Short-term investments and investments in U.S. government securities
--------------------------------------------------------------------

               Short-term investments represent certificates of deposit and U.S. government securities with maturities of less than twelve months. Noncurrent investments in U.S. government securities represent securities with maturities of more than twelve months. Each of the investments are carried at amortized cost as management has the intention and ability to hold these to maturity.

Fair Value of Financial Instruments
-----------------------------------

               In the opinion of management, the carrying value of all financial instruments, consisting primarily of cash and cash equivalents, short-term investments, accounts and other receivables and accounts payable, reflected in the accompanying balance sheets, approximates fair value as of October 31, 2008 and 2007, due to their short term nature. Noncurrent investments in U.S. Government securities approximates fair value as of October 31, 2008, based on current market prices.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounts Receivable
-------------------

               Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Accounts receivable are written off when we determine that they become uncollectible.

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

Investment Securities
---------------------

               We classify our investment securities in one of two categories: available-for-sale or held-to-maturity. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities, which are Investment securities that the company has the intent and ability to hold to maturity, are carried at amortized cost. The amortization of premiums and accretion of discounts are recorded on the level yield (interest) method, over the period from the date of purchase to maturity. When sales do occur, gains and losses are recognized at the time of sale and the determination of cost of securities sold is based upon the specific identification method. Dividend and interest income are recognized when earned.

               We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment. We will record an impairment charge if and when we believe any such investment has experienced a decline that is other than temporary.

Research and Development Expenses
---------------------------------

               Research and development expenses are expensed in the year incurred.

Advertising Expense
-------------------

               Advertising expense is included in the accompanying statements of operations in selling, general and administrative expenses in the year incurred. Advertising expense for the years ended October 31, 2008, 2007 and 2006, was approximately $3,000, $2,000, and $27,000, respectively.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Option Compensation Expense
---------------------------------

               We account for stock options granted to employees and directors using SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No.123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $2,614,000, $1,081,000 and $2,973,000 during the years ended October 31, 2008, 2007 and 2006, respectively, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the years ended October 31, 2008, 2007 and 2006 by $0.02, $0.01 and $0.03,
respectively.

               Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the years ended October 31, 2008, 2007 and 2006 was approximately $-0-, $26,000 and $19,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2008, there was approximately $197,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors. Due to discontinuation of the optionee's service, non-vested stock options representing approximately $163,000 of this unrecognized compensation cost were cancelled in November 2008. Approximately $34,000 of the remaining unrecognized cost is expected to be amortized during fiscal 2009.

               We also account for stock options granted to consultants using SFAS No. 123R. We recognized consulting expense for options granted to non-employee consultants, during the years ended October 31, 2008, 2007 and 2006, of approximately $217,000, $-0- and $131,000, respectively. Such consulting expense is included in the accompanying consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants. As of October 31, 2008, there was approximately $13,000 of unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants which is expected to be amortized during fiscal 2009.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Fair Value Determination
               ------------------------

               In accordance with SFAS No. 123R, we estimate the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes pricing model. We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups. Stock options we granted during the year ended October 31, 2008 consisted of awards of options with 10-year terms which vested either immediately or over future periods of from three months to three years. All of the stock options we granted during the years ended October 31, 2007 and 2006 consisted of awards of options with either 5-year terms, which vested over one year, or 10-year terms, which vested immediately.

               We estimated the fair value of stock option awards using the following assumptions:

                                                For the Year Ended October 31,
                                             ----------------------------------
                                               2008         2007        2006
                                             --------     --------     --------
Expected term (in years)                        3.4          3.0         2.9
Volatility                                      90%           92%        98%
Risk-free interest rate                        3.07%        4.64%       4.38%
Dividend yield                                   0            0           0
Weighted average fair value at grant date      $0.53        $0.37       $0.43

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Share of Common Stock
----------------------------------

               In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2008, 2007 and 2006, were options to purchase 19,768,511 shares, 19,272,711 shares and 22,527,941 shares, respectively.

Use of Estimates
----------------

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are used for, but not limited to, determining the allowance for doubtful accounts, inventory obsolescence, depreciation lives, asset impairment evaluations, tax assets and liabilities, license fee revenue, stock-based compensation and other contingencies. Actual results could differ from those estimates.

Reclassifications
-----------------

               Certain prior year amounts have been reclassified to conform with current year presentation.

Effect of Recently Issued Pronouncements
----------------------------------------

               In June  2006,  the  FASB  issued  FASB  Interpretation  No.  48,
"Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. The interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on November 1, 2007. There were no unrecognized tax benefits as of the date of our adoption of FIN 48 and as of October 31, 2008. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13," and FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157." Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis and amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. We adopted SFAS No. 157 on November 1, 2008, except for non financial assets and liabilities measured at fair value on a non-recurring basis, which will be effective for us November 1, 2009. The adoption of SFAS No. 157 on November 1, 2008 did not have a material effect on our consolidated financial statements. The adoption of the deferred portion of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements.

               In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on November 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

               In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which changes how an entity accounts for the acquisition of a business. When effective, SFAS No. 141R will replace existing SFAS No. 141, "Business Combinations" ("SFAS No. 141"), in its entirety. SFAS No. 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS No. 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquired entity. SFAS No. 141R will eliminate the current cost-based purchase method under SFAS No. 141. SFAS No. 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material effect on our consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material effect on our consolidated financial statements.

3.             CONCENTRATION OF CREDIT RISK
               ----------------------------

               Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During fiscal 2008, one customer in the Display Technology Segment represented 82% of total net revenue. During fiscal 2007, two customers in the Encryption Products and Services Segment represented 49% and 29%, respectively, of total net revenue. During fiscal 2006, two customers in the Encryption Products and Services Segment represented 40% and 26% of total net revenue. At October 31, 2008 and 2007, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable.

4.             SHORT-TERM INVESTMENTS AND INVESTMENT IN U.S. GOVERNMENT
               -----------------------------------------------------------------
               SECURITIES
               ----------

               At October 31, 2008 and 2007, we had marketable securities that were classified as "held-to-maturity securities" and were carried at amortized costs. Held-to-maturity securities consist of the following:

                                                      October 31,    October 31,
                                                         2008           2007
                                                      ----------     ----------
     Current:
       U.S. Government securities                     $  999,484     $       --
       Certificates of deposit                           443,000        400,000
                                                      ----------     ----------
     Total current held-to-maturity securities        $1,442,484     $  400,000
                                                      ==========     ==========

     Noncurrent:
       U.S. Government securities                     $  749,711     $       --
                                                      ----------     ----------
     Total noncurrent held-to-maturity securities     $  749,711     $       --
                                                      ==========     ==========

     Total held-to-maturity securities                $2,192,195     $  400,000
                                                      ==========     ==========

               At October 31, 2008, the length of time until maturity of current held-to-maturity securities was less than twelve months and the length of time until maturity of noncurrent held-to-maturity securities was fifteen months. At October 31, 2008, and October 31, 2007, the estimated fair value of each investment approximated its amortized cost, and, therefore, there were no significant unrecognized holding gains or losses.

5.             INVESTMENT IN AND RELATED  PARTY  TRANSACTIONS  WITH DIGITAL INFO
               -----------------------------------------------------------------
               SECURITY CO., INC.
               ------------------

               In February 2006, we entered into a Software License and Distribution Agreement (the "DISC License Agreement") to license to Digital Info Security Co. Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's e-mail services. The system allows companies to encrypt all e-mail transactions in a manner transparent to the individual user. Concurrently with entering into the DISC License Agreement with DISC, we acquired a minority interest in DISC by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. In May and July 2006, we purchased an additional 1,000,000 shares and 1,200,000 shares, respectively, of DISC's common stock for $50,000 and $60,000 in cash, respectively. In November 2006, we acquired an additional 5,000,000 shares of DISC's common stock in exchange for 300,000 unregistered shares of our common stock. Accordingly, as of October 31, 2008, we held 12,200,000 shares of DISC's common stock, all of which were restricted securities. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. Based on the number of DISC shares outstanding as set forth in DISC's June 30, 2008 public financial report, the most recent available, as of October 31, 2008 we held approximately 11% of the outstanding common stock of DISC.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               The DISC stock held by CopyTele is restricted stock and cannot be sold or otherwise disposed of in the absence of either a registration statement under the Securities Act of 1933 ("Securities Act") or an exemption from the registration provisions of the Securities Act. For CopyTele to sell or dispose of the DISC stock under the exemption provided by Rule 144 under the Securities Act, all of the requirements of Rule 144 must be satisfied.

               As of October 31, 2007, all of the requirements of Rule 144 were not satisfied for CopyTele to sell or dispose of the DISC stock held by us. Accordingly, as of October 31, 2007, our investment in DISC was recorded in the accompanying consolidated balance sheet at cost of $417,000, based on the closing price of our common stock on the dates we acquired DISC common stock in exchange for our common stock, and the price paid for the shares purchased for cash. Because CopyTele now believes it may sell or dispose of the DISC stock pursuant to Rule 144, as of October 31, 2008, our investment in DISC is classified as an "available-for-sale security" in the accompanying condensed consolidated financial statements and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income, net of the related tax effects, in shareholders' equity. The cost, unrealized gain and fair value of our investment in DISC as of October 31, 2008 are as follows:

                                                  October 31, 2008
                                             --------------------------
               Cost                              $       417,000
               Unrealized gain                           424,800
                                             --------------------------
               Fair Value                        $       841,800
                                             ==========================

               Net revenue for the years ended October 31, 2007 and 2006 included billings to DISC for engineering services of $240,000 and $131,000, respectively. We had no net revenue relating to DISC for the year ended October 31, 2008. Net accounts receivable at October 31, 2008 and October 31, 2007 include $-0- and $120,000, respectively, from DISC.

6.             INVENTORIES
               -----------

               Inventories consist of the following as of:
                                                      October 31,
                                              ---------------------------
                                                2008               2007
                                              --------           --------
               Component parts                $ 67,853           $113,458
               Work-in-process                   5,079             26,597
               Finished products               105,212             51,868
                                              --------           --------
                                              $178,144           $191,923
                                              ========           ========

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.             ACCRUED LIABILITIES
               -------------------

               Accrued liabilities consist of the following as of:
                                                          October 31,
                                                      -------------------
                                                        2008       2007
                                                      --------   --------

               Accrued professional fees              $ 18,451   $ 24,600
               Accrued payroll and related expenses     35,545    289,564
               Accrued other                            15,368     17,504
                                                      --------   --------
                                                      $ 69,364   $331,668
                                                      ========   ========

8.             SHAREHOLDERS' EQUITY
               --------------------

Common Stock Issuances
----------------------

               We account for stock grants to employees and consultants based on their grant date fair value. During the years ended October 31, 2008, 2007 and 2006, we issued 2,142,400 shares, 2,528,365 shares and 2,670,010 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2000 Share Incentive Plan (the "2000 Share Plan") and the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). We recorded compensation expense for the years ended October 31, 2008, 2007 and 2006 of approximately $1,877,000, $1,735,000 and $1,897,000, respectively, for shares of common stock issued to employees. In addition during fiscal 2008, 2007 and 2006, we issued 89,966 shares, 240,325 shares and 367,122 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the years ended October 31, 2008, 2007 and 2006 of approximately $95,000, $182,000 and $287,000, respectively, for shares of common stock issued to consultants.

               During the year ended October 31, 2008, we issued 20,000,000 shares of unregistered common stock to Mars Overseas in exchange for cash. During the years ended October 31, 2007 and 2006, we issued 300,000 shares and 100,000 shares, respectively, of unregistered common stock to acquire Digital Info Security Co., Inc. common stock.

               Preferred Stock
               ---------------

               On May 29, 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors. As of October 31, 2008 and 2007, there was no preferred stock issued and outstanding.

Stock Option Plans
------------------

               As of October 31, 2008, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the 2000 Share Plan and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               Information regarding the 1993 Plan for the three years ended October 31, 2008 is as follows:


                                                            Current Weighted
                                                             Average Exercise        Aggregate
                                              Shares         Price Per Share      Intrinsic Value
                                           ------------     -----------------     ---------------
Shares Under Option at October 31, 2005      6,718,580            $3.86
  Expired                                   (2,551,580)           $5.05
                                           ------------
Shares Under Option at October 31, 2006      4,167,000            $3.13
  Expired                                   (1,553,000)           $4.46
                                           ------------
Shares Under Option at October 31, 2007      2,614,000            $2.33
  Expired                                   (1,830,000)           $2.86
  Exercised                                     (5,000)           $1.31
                                           ============
Shares Under Option and Exercisable at
October 31, 2008                               779,000            $1.10                $-0-
                                           ============


               The following table summarizes information about stock options outstanding under the 1993 Plan as of October 31, 2008:


                                   Options Outstanding and Exercisable
                                   -----------------------------------
                                                                Weighted
                                                                Average                Weighted
           Range of                      Number                Remaining                Average
        Exercise Prices               Outstanding           Contractual Life        Exercise Price
 ------------------------------  -----------------------  ---------------------  ----------------------

        $0.84 to $1.00                  575,000                   1.04                   $0.99
        $1.13 to $1.56                  204,000                   1.04                   $1.41


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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               Information regarding the 2000 Share Plan for the three years ended October 31, 2008 is as follows:


                                                            Current Weighted
                                                            Average Exercise        Aggregate
                                              Shares        Price Per Share       Intrinsic Value
                                           ------------     ----------------      ---------------
Shares Under Option at October 31, 2005     2,788,466            $0.73
  Expired                                     (20,000)           $0.74
  Exercised                                  (500,000)           $0.42
                                           ------------
Shares Under Option at October 31, 2006     2,268,466            $0.80
  Exercised                                   (86,000)           $0.39
                                           ------------
Shares Under Option at October 31, 2007     2,182,466            $0.82
  Exercised                                 ( 410,000)           $0.95
Shares Under Option and Exercisable at
October 31, 2008                             1,772,466           $0.79               $35,600
                                           ============


               The following table summarizes information about stock options outstanding under the 2000 Share Plan as of October 31, 2008:


                                   Options Outstanding and Exercisable
                                   -----------------------------------
                                                                Weighted
                                                                Average                Weighted
           Range of                      Number                Remaining                Average
        Exercise Prices               Outstanding           Contractual Life        Exercise Price
 ------------------------------  -----------------------  ---------------------  ----------------------

             $0.40                      445,000                   2.88                  $0.40
             $0.69                      505,466                   2.17                  $0.69
         $0.94 - $1.09                  822,000                   1.92                  $1.06


               The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2008, 21,508 shares were available for future grants under the 2000 Share Plan.

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Information regarding the 2003 Share Plan for the three years ended October 31, 2008 is as follows:


                                                            Current Weighted
                                                            Average Exercise        Aggregate
                                              Shares        Price Per Share       Intrinsic Value
                                           ------------     ----------------      ---------------

Shares Under Option at October 31, 2005      12,505,200          $0.61
  Granted                                     7,235,000          $0.76
  Exercised                                  (3,647,725)         $0.59
                                           ------------
Shares Under Option at October 31, 2006      16,092,475          $0.68
  Granted                                     2,880,000          $0.66
  Exercised                                  (4,496,230)         $0.47
                                           ------------
Shares Under Option at October 31, 2007      14,476,245          $0.74
  Expired                                       (60,000)         $0.84
  Granted                                     5,740,000          $0.88
  Exercised                                  (2,939,200)         $0.72
Shares Under Option at October 31, 2008
                                             17,217,045          $0.79               $173,100
                                           ------------
Options Exercisable at October 31, 2008      16,807,045          $0.79               $173,100
                                           ============


               The following table summarizes information about stock options outstanding under the 2003 Share Plan as of October 31, 2008:


                                        Options Outstanding                                   Options Exercisable
                                    ---------------------------                            -------------------------
                                              Weighted                                              Weighted
                                              Average             Weighted                          Average            Weighted
      Range of              Number           Remaining             Average          Number         Remaining           Average
   Exercise Prices       Outstanding      Contractual Life     Exercise Price    Exercisable    Contractual Life    Exercise Price
--------------------  -----------------  -------------------  ----------------  -------------  ------------------  ----------------

    $0.25 - $0.43         1,170,000             4.95                $0.33         1,170,000           4.95              $0.33
    $0.52 - $0.77         5,920,970             6.94                $0.63         5,920,970           6.94              $0.63
    $0.80 - $1.46        10,126,075             7.41                $0.94         9,716,075           7.40              $0.93


               The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2008, 2,432,721 shares were available for future grants under the 2003 Share Plan.

9.             COMMITMENTS AND CONTINGENCIES
               -----------------------------

Leases
------

               We lease space at our principal location for office and laboratory research facilities. The current lease is for approximately 12,000 square feet and expires on November 30, 2011. The lease contains base rentals of approximately $279,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs. As of October 31, 2008, our noncancelable operating lease commitments are approximately $909,000.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Rent expense for the years ended October 31, 2008, 2007 and 2006, was approximately $278,000, $269,000 and $261,000, respectively.

Litigation Matters
------------------

               We are not a party to any material pending legal proceedings. We are party to claims, and complaints that arise in the ordinary course of business. We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Consulting Agreement
--------------------

               In addition, as of October 31, 2008 we had commitments under a consulting agreement of $170,000, payable during the first quarter of fiscal 2009.

10.            EMPLOYEE PENSION PLAN
               ---------------------

               We adopted a qualified noncontributory defined contribution pension plan, effective November 1, 1983, covering all of our present employees. Contributions, which are made to a trust and have been funded on a current basis, are based upon specified percentages of compensation, as defined in the plan. During fiscal 2001, we amended the plan to suspend benefit accruals as of November 1, 2000. Accordingly, we did not incur any pension expense for the fiscal years ended October 31, 2008, 2007 and 2006.

11.            INCOME TAXES
               ------------

               Income tax provision (benefit) consists of the following:


                                                      Year Ended October 31,
                                            -----------------------------------------
                                               2008            2007           2006
                                            -----------    -----------    -----------
Federal:
    Current                                 $        --    $        --    $        --
    Deferred                                  1,953,000     (1,505,000)    (2,309,000)

State:
    Current                                          --             --
    Deferred                                  1,392,000      4,393,000       (340,000)
Adjustment to valuation allowance related
    to net deferred tax assets               (3,345,000)    (2,888,000)     2,649,000
                                            -----------    -----------    -----------
                                            $        --    $        --    $        --
                                            ===========    ===========    ===========


COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2008 and 2007, are as follows:

                                                            2008             2007
                                                        ------------    ------------
Long-term deferred tax assets:
   Barter Credits                                       $         --    $    999,000
   Federal and state NOL and tax credit carryforwards     32,734,000      35,435,000
   Unrealized loss on available for sale securities        4,140,000              --
   Deferred Compensation                                   1,710,000       1,357,000
   Other                                                     252,000         250,000
                                                        ------------    ------------
      Subtotal                                            38,836,000      38,041,000

Less: valuation allowance                                (38,836,000)    (38,041,000)
                                                        ------------    ------------
      Deferred tax asset, net                           $         --    $         --
                                                        ============    ============

               As of October 31, 2008, we had tax net operating loss and tax credit carryforwards of approximately $90,387,000 and $1,838,000, respectively, available, within statutory limits (expiring at various dates between 2009 and 2028), to offset any future regular Federal corporate taxable income and taxes payable. If the tax benefits relating to deductions of option holders' income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

               We had tax net operating loss and tax credit carryforwards of approximately $90,251,000 and $111,000, respectively, as of October 31, 2008, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 2008 and 2027 and the tax credit carryforwards expire between 2009 and 2023.

               We have provided a valuation allowance against our deferred tax asset due to our current and historical pre-tax losses and the uncertainty regarding their realizability. The primary differences from the Federal statutory rate of 34% and the effective rate of 0% is attributable to certain permanent differences and a change in the valuation allowance. The tax benefit related to the initial recognition of the deferred tax asset for the unrealized loss on available for sale securities is reduced to zero with an increase to the valuation allowance. During the year ended October 31, 2008, the $4,140,000 deferred tax asset unrealized loss on available for sale securities is reduced by a full valuation allowance as a component of accumulated other comprehensive income.


               The following is a reconciliation of income taxes at the Federal statutory tax rate to income tax expense (benefit):

                                                                   Year Ended October 31,
                                     ----------------------------------------------------------------------------------
                                              2008                          2007                          2006
                                     ----------------------        ----------------------        ----------------------
Income tax benefit at U.S.
   Federal statutory income          $(2,012,000)       34%        $(1,854,000)       34%        $(2,584,000)       34%
   tax rate
State income taxes                        (4,000)      .07%            (88,000)     1.62%           (464,000)     6.10%
Permanent differences                    304,000     (5.14%)          (228,000)     4.19%            (49,000)     (.64%)
Credits                                 (119,000)     2.02%           (117,000)     2.15%           (100,000)     1.31%
Expiring net operating
   losses  and credits                 3,798,000    (64.19%)           728,000    (13.35%)           548,000     (7.21%)
Change in New York State
   tax rate                            1,378,000    (23.29%)         4,447,000    (81.56%)                 -         0%
Change in valuation
   allowance                          (3,345,000)    56.53%         (2,888,000)    52.95%          2,649,000    (34.84%)
                                     ------------                   -----------                    ---------
Income tax provision                     $     -         0%            $     -         0%           $     -          0%
                                         =======                       =======                      =======


               During the three years ended October 31, 2008, we incurred no Federal and no State income taxes. We account for interest and penalties related to income tax matters in selling, general and administrative expenses.

               On November 1, 2007, we adopted FASB 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. There were no unrecognized tax benefits as of the date of our adoption of FIN 48 and as of October 31, 2008. The adoption of FIN 48 did not have a material effect on our consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               12.           SEGMENT INFORMATION
                             -------------------

               We follow the provisions of SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services. The following represents selected financial information for our segments for the years ended October 31, 2008, 2007 and 2006:


                                                     Encryption
                                                      Products
                                       Display          and
        Segment Data                  Technology      Services         Total
-----------------------------         -----------    -----------    -----------

Year Ended October 31, 2008:
Net revenue                           $ 1,686,668    $   376,455    $ 2,063,123
Net loss                               (2,424,638)    (3,396,966)    (5,821,604)
Stock option compensation to
    employees and consultants           1,479,494      1,351,133      2,830,627
Stock awards granted to
    employees and consultants
    pursuant to stock incentive
    plans                                 891,013      1,081,841      1,972,854
Total assets                            4,926,222      2,571,647      7,497,869
Investment in Videocon                  3,619,945             --      3,619,945
Investment in DISC                             --        841,800        841,800
Additions to property and
   equipment                                6,568          7,285         13,853

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     Encryption
                                                      Products
                                       Display           and
      Segment Data                    Technology      Services         Total
-----------------------------         -----------    -----------    -----------

Year Ended October 31, 2007:
Net revenue                           $        --    $   486,852    $   486,852
Net loss                               (2,932,179)    (2,526,039)    (5,458,218)
Stock option compensation to
    employees and consultants             499,688        581,194      1,080,882
Stock awards granted to
    employees and consultants
    pursuant to stock incentive
    plans                                 800,119      1,116,927      1,917,046
Total assets                              547,409      1,322,750      1,870,159
Investment in DISC                             --        417,000        417,000
Additions to property and
   equipment                                6,456          7,003         13,459


Year Ended October 31, 2006:
Net revenue                            $       --    $   508,651    $   508,651
Net loss                               (3,570,993)    (4,029,908)    (7,600,901)
Stock option compensation to
    employees and consultants           1,336,373      1,767,144      3,103,517
Stock awards granted to
    employees and consultants
    pursuant to stock incentive
    plans                                 885,893      1,297,810      2,183,703
Total assets                              619,590      1,244,039      1,863,629
Investment in DISC                             --        207,000        207,000
Additions to property and
   equipment                                4,951          6,073         11,024

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Geographic Information
----------------------

               We  generate  revenue  both  domestically   (United  States)  and
internationally. International revenue is based on the country in which our customer (distributor) is located. For the years ended October 31, 2008, 2007 and 2006, and as of each respective year-end, revenue and accounts receivable by geographic area are as follows:

       Geographic Data                   2008            2007            2006
-----------------------------         ----------      ----------      ----------

Net revenue:
     United States                    $  121,030      $  447,940      $  269,221
     United Arab Emirates                  4,655              --         204,325
     Other International                 250,770          38,912          35,105
     India                             1,686,668              --              --
                                      ----------      ----------      ----------
                                      $2,063,123      $  486,852      $  508,651
                                      ==========      ==========      ==========

Accounts receivable, net:
        United States                 $       --      $  120,000      $    9,040
        International                    103,000              --           1,125
                                      ----------      ----------      ----------
                                      $  103,000      $  120,000      $   10,165
                                      ==========      ==========      ==========


13.            QUARTERLY RESULTS AND SEASONALITY (UNAUDITED)
               ---------------------------------------------

               The following table sets forth unaudited financial data for each of our last eight fiscal quarters:


                                               First         Second         Third          Fourth
                                              Quarter        Quarter        Quarter        Quarter
                                            -----------    -----------    -----------    -----------

Year Ended October 31, 2008:
   Income Statement Data:
      Net revenue                           $    52,225    $   165,355    $   882,130    $   963,413
      Cost and operating expenses             2,744,757      2,143,467      1,623,512      1,540,905
      Net loss                               (2,685,325)    (1,841,351)      (729,166)      (565,762)
      Net loss per share of common stock-
            basic and diluted               $     (0.02)   $     (0.01)   $     (0.01)   $     (0.00)

Year Ended October 31, 2007:
   Income Statement Data:
      Net revenue                           $   130,750    $    96,427    $   114,000    $   145,675
      Cost and operating expenses             1,913,838      1,536,538      1,176,773      1,352,070
      Net loss                               (1,773,434)    (1,431,896)    (1,055,521)    (1,197,367)
      Net loss per share of common stock-
            basic and diluted               $     (0.02)   $     (0.01)   $     (0.01)   $     (0.01)


COPYTELE, INC. AND SUSIDIARIES
SCHEDULE II


VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006


------------------------------------- ------------- -------------------- ----------------- -----------------
             Column A                    Column B         Column C           Column D          Column E
------------------------------------- ------------- -------------------- ----------------- -----------------
                                        Balance at       Additions
                                        beginning     Charged to costs                        Balance at
            Description                 of period       and expenses       Deductions (1)    end of period
------------------------------------- ------------- -------------------- ----------------- -----------------

------------------------------------- ------------- -------------------- ----------------- -----------------
               2008

Allowance for doubtful accounts        $       -         $ 223,000          $         -       $ 223,000

Reserve against other receivables      $ 171,798         $   6,000          $ ( 177,798)      $       -

------------------------------------- ------------- -------------------- ----------------- -----------------

------------------------------------- ------------- -------------------- ----------------- -----------------
               2007

Allowance for doubtful accounts        $       -         $       -          $         -       $       -

Reserve against other receivables      $ 171,798         $       -          $         -       $ 171,798

------------------------------------- ------------- -------------------- ----------------- -----------------

------------------------------------- ------------- -------------------- ----------------- -----------------
               2006

Allowance for doubtful accounts        $       -         $       -          $         -       $       -

Reserve against other receivables      $ 141,511         $  30,287          $         -       $ 171,798

------------------------------------- ------------- -------------------- ----------------- -----------------

(1)            Represents write-offs to reserved balances or reductions in allowances previously provided.

This schedule  should be read in  conjunction  with the  accompanying  financial statements and notes thereto.



                                                    S-1

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

                  3.2      Amended  and  Restated   By-laws.   (Incorporated  by
                           reference to Exhibit 3.2 to our Form 8-K dated August 4, 2008.)

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

                  10.5 Agreement dated July 28, 1999, among CopyTele, Inc., Harris Corporation and RF Communications. (Incorporated by reference to Form 8-K dated July 28, 1999.)

                  10.6     CopyTele,    Inc.   2000   Share    Incentive   Plan.
                           (Incorporated by reference to Annex A of our Proxy Statement dated June 12, 2000.)

                  10.7 Amendment No. 1 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 6, 2001 and approved by shareholders on August 16, 2001. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 2001.)

                  10.8 Amendment No. 2 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 16, 2002 and approved by shareholders on September 12, 2002. (Incorporated by reference to Exhibit 4(e) to our Form S-8
                           (Registration  No.  333-99717)  dated  September  18,
                           2002.)

                  10.9 Amendment, dated May 10, 2001, to the Joint Cooperation Agreement between CopyTele, Inc. and Volga Svet Ltd. (Incorporated by reference to Exhibit
                           10.14 to our Form 10-K for the fiscal year ended October 31, 2001.)

                  10.10 Letter Agreement between CopyTele, Inc. and Volga Svet Ltd., dated as of February 1, 2002. (Incorporated by reference to Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2001.)

                  10.11    CopyTele,    Inc.   2003   Share    Incentive   Plan.
                           (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003).

                  10.12 Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004).

                  10.13 Amendment No. 2 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit
                           10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005).

                  10.14 Amendment No. 3 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit
                           10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005).

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

                  10.17 Long Term Agreement dated May 23, 2007, between The Boeing Company and CopyTele, Inc. (Incorporated by reference to Exhibit 10.1 to our Form 8-K dated May 23, 2007.)

                  10.18 Amended and Restated Technology License Agreement, dated May 16, 2008, between CopyTele, Inc. and Videocon Industries Limited. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008.)

                  10.19    Loan and Pledge  Agreement,  dated  November 2, 2007,
                           Between Mars Overseas Limited and CopyTele International Ltd. (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

                  10.20 Loan and Pledge Agreement, dated November 2, 2007, Between CopyTele International Ltd. and Mars Overseas Limited. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

                  21       Subsidiaries of CopyTele, Inc.  (Filed herewith.)

                  23.1     Consent of Grant Thornton LLP.  (Filed herewith.)

                  31.1     Certification of Chief Executive Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated January 14, 2009. (Filed herewith.)

                  31.2     Certification of Chief Financial Officer, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated January 14, 2009. (Filed herewith.)

                  32.1     Statement  of Chief  Executive  Officer,  pursuant to
                           Section 1350 of Title 18 of the United States Code, January 14, 2009. (Filed herewith.)

                  31.2     Statement  of Chief  Financial  Officer,  pursuant to
                           Section 1350 of Title 18 of the United States Code, January 14, 2009. (Filed herewith.)