Form 10-Q
period 2009-01-31
COPYTELE INC
filed 2009-03-12
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2009

                         Commission file number 0-11254


                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                    11-2622630
        --------------------------------                -------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification no.)



        900 Walt Whitman Road
            Melville, NY                                       11747
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

     Large accelerated filer [ ]                                                Accelerated filer  [X]
     Non-accelerated filer  [ ] (Do not check if a smaller reporting company)   Smaller Reporting Company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes           No  X
                                     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On March 9, 2009, the registrant had outstanding 137,141,218 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of January 31, 2009 (Unaudited)
             and October 31, 2008                                                       3

         Condensed Consolidated Statements of Operations (Unaudited) for the three
             months ended January 31, 2009 and 2008                                     4

         Condensed Consolidated Statement of Shareholder's Equity (Unaudited)
             for the three months ended January 31, 2009                                5

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the three
             months ended January 31, 2009 and 2008                                     6

         Notes to Condensed Consolidated Financial Statements (Unaudited)               7 - 22

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                     23 - 34

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                    34

Item 4.  Controls and Procedures.                                                       34 - 35


PART II.  OTHER INFORMATION

Item 1A. Risk Factors.                                                                  36

Item 6.   Exhibits.                                                                     36

          SIGNATURES                                                                    36

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         COPYTELE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            (Unaudited)
                                                                                          ---------------
                                                                                              January             October 31,
                                         ASSETS                                               31, 2009               2008*
                                                                                          ---------------      ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                                              $     1,715,993      $       478,599
   Short-term investments in certificates of deposit and U.S. government securities               749,769            1,442,484
   Accounts receivable, net of allowance for doubtful accounts of $223,000                        111,790              103,000
   Inventories                                                                                    176,768              178,144
   Prepaid expenses and other current assets                                                       76,780               54,348
                                                                                          ---------------      ---------------
                Total current assets                                                            2,831,100            2,256,575

INVESTMENT in U. S. government securities, noncurrent, at amortized cost                                -              749,711

INVESTMENT in Videocon Industries Limited global depository receipts,
   at fair value                                                                                2,857,064            3,619,945

INVESTMENT in Digital Info Security Co. Inc. common stock, at fair value                          338,700              841,800

PROPERTY AND EQUIPMENT, net                                                                        27,037               29,838
                                                                                          ---------------      ---------------
                                                                                          $     6,053,901      $     7,497,869
                                                                                          ===============      ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                       $       469,940      $       384,896
   Accrued liabilities                                                                            210,267               69,364
   Deferred revenue, non-refundable license fee                                                         -              313,332
                                                                                          ---------------      ---------------
                Total current liabilities                                                         680,207              767,592

LOAN PAYABLE TO RELATED PARTY                                                                   5,000,000            5,000,000

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
      shares issued or outstanding                                                                      -                    -
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
      135,428,811 and 132,497,881 shares issued and outstanding, respectively                   1,354,288            1,324,979
   Additional paid-in capital                                                                 110,572,571          109,348,894
   Loan receivable from related party                                                          (5,000,000)          (5,000,000)
   Accumulated deficit                                                                        (93,163,051)         (91,788,341)
   Accumulated other comprehensive loss                                                       (13,390,114)         (12,155,255)
                                                                                          ---------------      ---------------
                                                                                                  373,694            1,730,277
                                                                                          ---------------      ---------------
                                                                                          $     6,053,901      $     7,497,869
                                                                                          ===============      ===============

* Derived from audited balance sheet included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

 The accompanying notes are an integral part of these condensed balance sheets.

                         COPYTELE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             For the Three Months Ended
                                                        ------------------------------------
                                                                   January 31,
                                                        ------------------------------------
                                                             2009                2008
                                                        ---------------      ---------------

NET REVENUE
   Revenue from sales of encryption products, net       $         8,790      $        52,225
   Revenue from display engineering services, net                52,000                    -
   Display technology license fee                               313,332                    -
                                                        ---------------      ---------------
            Total net revenue                                   374,122               52,225
                                                        ---------------      ---------------

COST AND OPERATING EXPENSES
   Cost of encryption products sold                               1,411               12,898
   Cost of display engineering services                          18,200                    -
   Research and development expenses                            821,781            1,312,702
   Selling, general and administrative expenses                 914,722            1,419,157
                                                        ---------------      ---------------
            Total cost and operating expenses                 1,756,114            2,744,757
                                                        ---------------      ---------------

LOSS FROM OPERATIONS                                         (1,381,992)          (2,692,532)

INTEREST INCOME                                                   7,282                7,207
                                                        ---------------      ---------------
NET LOSS                                                $    (1,374,710)     $    (2,685,325)
                                                        ===============      ===============

PER SHARE INFORMATION:
Net loss per share:
   Basic and Diluted                                    $         (0.01)     $         (0.02)
                                                        ===============      ===============

Shares used in computing net loss per share:
   Basic and Diluted                                        133,876,310          126,739,111
                                                        ===============      ===============

   The accompanying notes are an integral part of these condensed statements.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE THREE MONTHS JANUARY 31, 2009 (UNAUDITED)

                                                                                Loan
                                                                             Receivable                   Accumulated
                                          Common Stock         Additional       From                         Other         Total
                                    ------------------------    Paid-in       Related      Accumulated   Comprehensive Shareholder's
                                       Shares     Par Value     Capital        Party         Deficit         Loss          Equity
                                    -----------  -----------  -------------  -----------   ------------   ------------   -----------

BALANCE, October 31, 2008           132,497,881  $ 1,324,979  $ 109,348,894  $(5,000,000)  $(91,788,341)  $(12,155,255)  $1,730,277

 Stock option compensation to
   employees                                  -            -        228,876            -              -              -      228,876
 Stock option compensation to
   consultants                                -            -          3,306            -              -              -        3,306
 Common stock issued upon exercise
   of stock options under stock
   option plans                       1,350,000       13,500        412,350            -              -              -      425,850
 Common stock issued to employees
   pursuant to stock incentive plans  1,578,295       15,783        578,171            -              -              -      593,954
 Common stock issued to consultants
   pursuant to stock incentive plans      2,635           26            974            -              -              -        1,000
 Unrealized loss on investment in
   Videocon Industries Limited global
   depository receipts                        -            -              -            -              -       (762,881)    (762,881)
 Unrealized loss on investment in
   Digital Info Security Co., Inc.            -            -              -            -              -       (471,978)    (471,978)
 Net loss                                     -            -              -            -     (1,374,710)             -   (1,374,710)
                                    -----------  -----------  -------------  -----------   ------------   ------------   -----------

BALANCE, January 31, 2009           135,428,811  $ 1,354,288  $ 110,572,571  $(5,000,000)  $(93,163,051)  $(13,390,114)  $  373,694
                                    -----------  -----------  -------------  -----------   ------------   ------------   -----------

         The accompanying notes are an integral part of this statement.

                         COPYTELE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              For the Three Months Ended
                                                                                                     January 31,
                                                                                          ------------------------------------
                                                                                                2009                 2008
                                                                                          --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants                                       $     (724,357)      $      (894,346)
   Cash received from encryption products and services                                            52,000                52,225
   Interest received                                                                              14,973                 7,207
                                                                                          --------------       ---------------
           Net cash used in operating activities                                                (657,384)             (834,914)
                                                                                          --------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Disbursements to acquire Videocon Industries Limited global depository
      receipts                                                                                         -           (16,200,000)
   Disbursements to acquire short-term investments (certificates of deposit
      and U.S. government securities)                                                                  -              (441,000)
   Proceeds from maturities of short-term investments (certificates of deposit
      and U.S. government securities)                                                          1,443,000               400,000
   Proceeds from sale of Digital Info Security Co., Inc. common stock                             25,928                     -
   Payments for purchases of property and equipment                                                    -                (6,188)
                                                                                          --------------       ---------------
        Net cash provided by (used in) investing activities                                    1,468,928           (16,247,188)
                                                                                          --------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock to Videocon Industries Limited                                   -            16,200,000
   Issuance of loan receivable from related party                                                      -            (5,000,000)
   Proceeds from issuance of loan payable to related party                                             -             5,000,000
   Proceeds from exercise of stock options                                                       425,850             1,006,605
                                                                                          --------------       ---------------
           Net cash provided by financing activities                                             425,850            17,206,605
                                                                                          --------------       ---------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                     1,237,394               124,503

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 478,599               669,141
                                                                                          --------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $    1,715,993       $       793,644
                                                                                          ==============       ===============

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Net loss                                                                               $   (1,374,710)      $    (2,685,325)
   Stock option compensation to employees                                                        228,876             1,088,373
   Stock option compensation to consultants                                                        3,306               206,976
   Stock awards granted to employees pursuant to stock incentive plans                           593,954               556,611
   Stock awards granted to consultants pursuant to stock incentive plans                           1,000                60,153
   Provision for doubtful accounts                                                                     -                60,000
   Depreciation and amortization                                                                   2,801                 2,302
   Amortized discount on investments (U.S. government securities)                                   (574)                    -
   Loss on sale of Digital Info Security Co., Inc. common stock                                    5,194                     -
   Change in operating assets and liabilities:
      Accounts receivable                                                                         (8,790)                    -
      Inventories                                                                                  1,376               (33,189)
      Prepaid expenses and other current assets                                                  (22,432)                1,158
      Accounts payable and  accrued liabilities                                                  225,947               (91,973)
      Deferred revenue                                                                          (313,332)                    -
                                                                                          --------------       ---------------
           Net cash used in operating activities                                          $     (657,384)      $      (834,914)
                                                                                          ==============       ===============


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

     The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the three-month periods ended January 31, 2009 and 2008. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. Certain prior year amounts have been reclassified to conform with current year presentation.

     The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. ("CopyTele International") and CopyTele Marketing Inc. ("CopyTele Marketing"). CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in July 2007 and September 2007, respectively. CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company ("Videocon"). As of January 31, 2009, CopyTele Marketing was inactive. All significant intercompany transactions have been eliminated in consolidation.

     On November 1, 2008, we adopted Statement of Financial Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"), except for non financial assets and liabilities measured at fair value on a non-recurring basis, which will be effective for us November 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with SFAS No. 157, we have categorized our financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. We do not have any financial liabilities that are required to be measured at fair value on a recurring basis. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

     Financial assets recorded in the accompanying condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

     Level 1 - Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which we have the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

     Level 2 - Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. We do not currently have any Level 2 financial assets.

     Level 3 - Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset. We do not currently have any Level 3 financial assets.

     As of January 31, 2009, our Level 1 financial assets consist of the following:


                                                                     Fair Value
                                                                        as of
                                                                     January 31,
                                                                        2009
                                                                     -----------
           Money market funds - Cash and cash equivalents            $   207,953
           Certificates of deposit - Cash and cash equivalents           300,000
           U.S. government securities - Cash and cash equivalents        999,900
           U.S. government securities - Short-term investments           749,769
           Videocon Industries Limited global depository receipts      2,857,064
           Digital Info Security Co., Inc. common stock                  338,700


     The adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements. The adoption of the deferred portion of SFAS No. 157 is not expected to have a material effect on our consolidated financial statements. On November 1, 2008, we also adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

     The results of operations for interim periods presented are not necessarily indicative of the results that may be expected for a full year or any interim period. Reference is made to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, for more extensive disclosures than contained in these condensed financial statements.

Funding and Management's Plans
------------------------------

     From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and public offering, and upon the exercise of stock options. In addition, commencing in the fourth quarter of fiscal 1999, we have generated cash flows from sales of our encryption products and services and in May 2008 commenced receiving license fees related to our display technology from Videocon pursuant to the License Agreement (as defined below).

     During the three months ended January 31, 2009, our cash used in operating activities was approximately $657,000. This resulted from payments to suppliers, employees and consultants of approximately $724,000, which was offset by cash of $52,000 received from collections of accounts receivable related to sales of encryption products and display technology engineering services, and approximately $15,000 of interest income received. Our cash provided by investing activities during the three months ended January 31, 2009 was approximately $1,469,000, which resulted from $1,443,000 received upon maturities of short-term investments consisting of certificates of deposit and U.S. government securities and approximately $26,000 received upon the sale of Digital Info Security Co. Inc. common stock. Our cash provided by financing activities during the three months ended January 31, 2009 was approximately $426,000, which resulted from cash received upon the exercise of stock options. Accordingly, during the three months ended January 31, 2009, our cash and cash equivalents increased by approximately $1,237,000 and our investments in
certificates   of  deposit  and  U.S.   government   securities   decreased   by
approximately $1,442,000. As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at January 31, 2009 decreased to approximately $2,466,000 from approximately $2,671,000 at the end of fiscal 2008. Our operating cash accounts are maintained at FDIC-insured banks. Our bank accounts and certificates of deposit are maintained within FDIC coverage limits.

     Total employee compensation expense during the three-month periods ended January 31, 2009 and 2008 was approximately $984,000 and $1,797,000, respectively. During the three-month periods ended January 31, 2009 and 2008, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. We recorded compensation expense for the three-month periods ended January 31, 2009 and 2008 of approximately $594,000 and $557,000, respectively, for shares of common stock issued to employees. We recorded approximately $229,000 and $1,088,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the three-month periods ended January 31, 2009 and 2008, respectively. It is managements' intention to continue to compensate employees by issuing stock or stock options.

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

     Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce display modules, and also is to provide all tooling and fixtures required for the production process. As part of our assistance to Videocon to produce such display modules, we have been exchanging information with Videocon employees so that they may understand the CopyTele technology. We are currently cooperating with Videocon to jointly implement the CopyTele technology prior to production, to produce prototypes of such modules. Videocon is utilizing its display processing technology and facilities and is producing our display matrix. The matrix is the main component of our display, since it contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our display. CopyTele and Videocon are also working together to incorporate another version of our display technology. Improvements to the technology, when and if available, are to be jointly owned by CopyTele and Videocon. Significant improvements, as defined in the License Agreement, may result in additional compensation to CopyTele. CopyTele has determined that any improvements which are not significant in nature are inconsequential.

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

     We previously reported the $5,000,000 loan receivable as an asset on our condensed consolidated balance sheets at January 31, 2008 and April 30, 2008. During the three months ended July 31, 2008, it was determined that the loan receivable should have been reported within shareholders' equity, because the loan receivable is secured by the CopyTele Shares and the Subscription Agreement and Loan and Pledge Agreement were entered into concurrently. Accordingly, we have classified the loan receivable as a contra-equity in the accompanying condensed consolidated balance sheets. In addition, we previously reported the issuance of the $5,000,000 loan receivable as cash used in investing activities on our condensed consolidated statement of cash flows for the three-month and six-month periods ended January 31, 2008 and April 30, 2008. Because of the change in classification of the loan receivable, we have also changed the classification of the loan receivable as cash flows from financing activities in the accompanying condensed consolidated statement of cash flows.

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

     We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements. Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. On this basis, we have recognized license fee revenue during the three months ended January 31, 2009 of approximately $313,000. License fee payments received from Videocon which are in excess of the amounts recognized as revenue ($-0- as of January 31, 2009 and approximately $313,000 as of October 31, 2008) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheets.

     Investment in Videocon
     ----------------------

     Our investment in Videocon is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive loss, net of the related tax effects, in shareholders' equity. Cost is determined using the specific identification method. The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. The cost, unrealized loss and fair value of our investment in Videocon as of January 31, 2009 and October 31, 2008, are as follows:


                                      January 31, 2009    October 31, 2008
                                      ----------------    ----------------
           Cost                       $     16,200,000    $     16,200,000
           Unrealized loss                 (13,342,936)        (12,580,055)
                                      ----------------    ----------------
           Fair Value                 $      2,857,064    $      3,619,945
                                      ================    ================


     SFAS No. 115, "Accounting for Certain Investments in Debt or Equity Securities", requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary. Unless evidence exists to support a realizable value equal to or greater than the cost of the investment, a write-down accounted for as a realized loss should be recorded. We assess at each reporting period our investment in Videocon to determine if a decline that is other than temporary has occurred. In evaluating the realizable value of the investment in Videocon, we considered the requirement that the Videocon GDRs must be held in escrow for seven years from the purchase closing date of December 2007 as security for the loan from Mars Overseas to CopyTele International. Videocon's financial condition and its future potential in both its Consumer Electronics & Home Appliances segment and its Crude Oil & Natural Gas segment are also evaluated. Based on our evaluation, we have determined that the decline in our investment in Videocon is due to the current economic climate and that such decline is temporary. Accordingly, a realized loss was not recognized during the quarter ended January 31, 2009. The unrealized loss recognized during the quarter ended January 31, 2009 is reflected in comprehensive loss in the accompanying condensed consolidated statement of shareholder's equity.

2.   STOCK BASED COMPENSATION
     ------------------------

     We maintain stock equity incentive plans under which we may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, performance and performance-based awards, or stock units to employees, non-employee directors and consultants.

Stock Option Compensation Expense
---------------------------------

     We account for stock options granted to employees and directors using SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No.123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $229,000, and $1,088,000 during the three-month periods ended January 31, 2009 and 2008, respectively, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the three-month periods ended January 31, 2009 and 2008 by $-0-, and $0.01, respectively.

     Included in the  stock-based  compensation  cost  related to stock  options granted to employees and directors recorded during the three-months periods ended January 31, 2009 and 2008 was approximately $17,000, and $-0-, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of January 31, 2009, there was approximately $17,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors which is expected to be amortized during the current fiscal year.

     We also account for stock options granted to consultants using SFAS No. 123R. We recognized consulting expense for options granted to non-employee consultants, during the three-months periods ended January 31, 2009, and 2008, of approximately $3,000, and $207,000, respectively. Such consulting expense is included in the accompanying consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants. As of January 31, 2009, there was approximately $10,000 of unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants which is expected to be amortized during the current fiscal year.

Fair Value Determination
------------------------

     In accordance with SFAS No. 123R, we estimate the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes pricing model. We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups. Stock options we granted during the three months ended January 31, 2009 consisted of awards of options with 10-year terms which vested immediately. Stock options granted during the three months ended January 31, 2008 consisted of awards of options with 10-year terms which vested either immediately or over future periods of from three months to three years.

     We estimated the fair value of stock option awards using the following assumptions:

                                                        For the Three Months
                                                          Ended January 31,
                                                        ------------------------
                                                          2009            2008
                                                        --------        --------
        Expected term (in years)                           2.3              4.4
        Volatility                                          95%              93%
        Risk-free interest rate                           0.67%            3.91%
        Dividend yield                                       0                0
        Weighted average fair value at grant date        $0.16            $0.70


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

Stock Option Activity
---------------------

     During the three-month periods ended January 31, 2009 and 2008, we granted options to purchase 1,360,000 shares and 3,125,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $0.31 and $1.03 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the three-month periods ended January 31, 2009 and 2008, stock options to purchase 1,350,000 shares and 1,174,200 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $426,000 and $1,007,000, respectively.

Stock Option Plans
------------------

     As of January 31, 2009, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the CopyTele, Inc. 2000 Share Incentive Plan ("2000 Share Plan") and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

     Upon approval of the 2000 Share Plan by our shareholders in July 2000, the 1993 Plan was terminated with respect to the grant of future options. Information regarding the 1993 Plan for the three months ended January 31, 2009 is as follows:

                                                                Current Weighted
                                                                Average Exercise        Aggregate
                                                   Shares       Price Per Share      Intrinsic Value
                                                -------------  ------------------  -----------------

        Shares Under Option at October 31, 2008      779,000         $1.10
          Cancelled                                  (43,000)        $1.31
                                                -------------
        Shares Under Option and Exercisable at
          January 31, 2009                           736,000         $1.09                $-0-
                                                -------------

     The following table summarizes information about stock options outstanding under the 1993 Plan as of January 31, 2009:

                       Options Outstanding and Exercisable
       -------------------------------------------------------------------------
                                                     Weighted
                                                      Average
                                                     Remaining       Weighted
                Range of               Number       Contractual      Average
             Exercise Prices        Outstanding        Life       Exercise Price
       -------------------------- --------------- --------------- --------------

                $0.84 to $1.00         575,000          0.79            $0.99
                $1.13 to $1.56         161,000          0.75            $1.44


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

     Information regarding the 2000 Share Plan for the three months ended January 31, 2009 is as follows:

                                                                Current Weighted
                                                                Average Exercise        Aggregate
                                                   Shares       Price Per Share      Intrinsic Value
                                                -------------  ------------------  -----------------

        Shares Under Option at October 31, 2008    1,772,466         $0.79
          Exercised                                        -          $-0-
                                                -------------
        Shares Under Option and Exercisable at
          January 31, 2009                          1,772,466        $0.79                $-0-
                                                -------------

     The following table summarizes information about stock options outstanding under the 2000 Share Plan as of January 31, 2009:

                       Options Outstanding and Exercisable
       -------------------------------------------------------------------------
                                                     Weighted
                                                      Average
                                                     Remaining       Weighted
                Range of               Number       Contractual      Average
             Exercise Prices        Outstanding        Life       Exercise Price
       -------------------------- --------------- --------------- --------------

                    $0.40              445,000         2.63            $0.40
                    $0.69              505,466         1.92            $0.69
                $0.94 - $1.09          822,000         1.67            $1.06


     The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of January 31, 2009, 21,508 shares were available for future grants under the 2000 Share Plan.

     The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company. The maximum number of shares of common stock available for issuance under the 2003 Share Plan initially was 15,000,000 shares. On October 8, 2004, February 9, 2006, August 22, 2007 and December 3, 2008, the 2003 Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,000 shares, 55,000,000 shares, and 70,000,000 shares respectively. Current and future non-employee directors are automatically granted nonqualified stock options to purchase 60,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors. The 2003 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each option.

     Information regarding the 2003 Share Plan for the three months ended January 31, 2009 is as follows:

                                                                Current Weighted
                                                                Average Exercise        Aggregate
                                                   Shares       Price Per Share      Intrinsic Value
                                                -------------  ------------------  -----------------
     Shares Under Option at October 31, 2008      17,217,045          $0.79
        Granted                                    1,360,000          $0.31
        Exercised                                 (1,350,000)         $0.32
        Cancelled                                 (1,200,000)         $0.91
                                                -------------
     Shares Under Option at January 31, 2009      16,027,045          $0.78             $37,200
                                                -------------
     Options Exercisable at January 31, 2009      15,917,045          $0.78             $37,200
                                                -------------

     The following table summarizes information about stock options outstanding under the 2003 Share Plan as of January 31, 2009:

                                        Options Outstanding                        Options Exercisable
                     ------------------------------------------------- ---------------------------------------------
                                          Weighted
                                           Average        Weighted                       Weighted       Weighted
                         Number           Remaining       Average        Number          Average         Average
    Range of           Outstanding       Contractual      Exercise     Exercisable      Remaining       Exercise
  Exercise Prices       at 1/31/09           Life           Price       at 1/31/09    Contractual Life     Price
-------------------- ------------------ ---------------- ------------- -------------- ----------------- ------------

   $0.25 - $0.43         1,180,000           4.74            $0.33       1,180,000         4.74            $0.33
   $0.52 - $0.77         5,420,970           6.75            $0.63       5,420,970         6.75            $0.63
   $0.81 - $1.46         9,426,075           7.17            $0.93       9,316,075         7.17            $0.93


     The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of January 31, 2009, 15,691,791 shares were available for future grants under the 2003 Share Plan.

Stock Grants
------------

     We account for stock grants to employees and consultants based on their grant date fair value. During the three-month periods ended January 31, 2009 and 2008, we issued 1,578,295 shares and 448,575 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation expense for the three-month periods ended January 31, 2009 and 2008 of approximately $594,000 and $577,000, respectively, for the shares of common stock issued to employees. In addition, during the three-month periods ended January 31, 2009 and 2008, we issued 2,635 shares and 46,326 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the three-month periods ended January 31, 2009 and 2008 of approximately $1,000 and $60,000, respectively, for the shares of common stock issued to consultants.

3.   CONCENTRATION OF CREDIT RISK
     ----------------------------

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During the three months ended January 2009, one customer in the Display Technology Segment represented 84% of total net revenue and one customer in the Encryption Products and Services Segment represented 14% of total net revenue. During the three-months ended January 31, 2008, three customers in the Encryption Products and Services Segment represented 25%, 25% and 20%, respectively, of total net revenue. At January 31, 2009, one customer in the Encryption Products and Services Segment represented 92% of net accounts receivable. At October 31, 2008, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable.

4.   SHORT-TERM INVESTMENTS AND INVESTMENT IN U.S. GOVERNMENT SECURITIES
     -------------------------------------------------------------------

     At January 31, 2009 and October 31, 2008, we had marketable securities that were classified as "held-to-maturity securities" and were carried at amortized costs. Held-to-maturity securities consist of the following:

                                                   January 31,   October 31,
                                                     2009          2008
                                                   -----------  -----------
     Current:
       U.S. Government securities                  $   749,769  $   999,484
       Certificates of deposit                               -      443,000
                                                   -----------  -----------
     Total current held-to-maturity securities     $   749,769  $ 1,442,484
                                                   ===========  ===========

     Noncurrent:
       U.S. Government securities                  $         -  $   749,711
                                                   -----------  -----------
     Total noncurrent held-to-maturity securities  $         -  $   749,711
                                                   ===========  ===========

     Total held-to-maturity securities             $   749,769  $ 2,192,195
                                                   ===========  ===========


     At January 31, 2009, the length of time until maturity of current held-to-maturity securities was less than twelve months. At October 31, 2008, the length of time until maturity of current held-to-maturity securities was less than twelve months and the length of time until maturity of noncurrent held-to-maturity securities was fifteen months. At January 31, 2009, and October 31, 2008, the estimated fair value of each investment approximated its amortized cost, and, therefore, there were no significant unrecognized holding gains or losses.

5.   INVESTMENT IN AND RELATED PARTY TRANSACTIONS WITH DIGITAL INFO SECURITY
     -----------------------------------------------------------------------
     CO., INC.
     ---------

     In February 2006, we entered into a Software License and Distribution Agreement (the "DISC License Agreement") to license to Digital Info Security Co. Inc. ("DISC"), an encryption system that integrates our encryption technology into DISC's e-mail services. The DISC License Agreement expired in February 2009. Concurrently with entering into the DISC License Agreement with DISC, we acquired a minority interest in DISC by exchanging 100,000 unregistered shares of our common stock for 5,000,000 shares of DISC's common stock. In May and July 2006, we purchased an additional 1,000,000 shares and 1,200,000 shares, respectively, of DISC's common stock for $50,000 and $60,000 in cash, respectively. In November 2006, we acquired an additional 5,000,000 shares of DISC's common stock in exchange for 300,000 unregistered shares of our common stock.

     During the three months ended January 31, 2009, we sold 910,000 shares of DISC's common stock for approximately $26,000 and recorded a loss on such sale of approximately $5,000. As of January 31, 2009, we held 11,290,000 shares of DISC's common stock. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. Based on the number of DISC shares outstanding as set forth in DISC's September 30, 2008 public financial report, the most recent available, as of January 31, 2009 we held approximately 11% of the outstanding common stock of DISC.

     Our investment in DISC is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive loss, net of the related tax effects, in shareholders' equity. Cost is determined using the specific identification method. The fair value of DISC's common stock is based on the closing price on the Pink Sheets. The cost, unrealized (loss) gain and fair value of our investment in DISC as of January 31, 2009 and October 31, 2008, are as follows:

                                                 January 31,     October 31,
                                                    2009           2008
                                                 -----------    -----------
                Cost                             $  385,878     $   417,000
                Unrealized (loss) gain              (47,178)        424,800
                                                 -----------    -----------
                Fair Value                       $  338,700     $   841,800
                                                 ===========    ===========

6.   INVENTORIES
     -----------

     Inventories consist of the following as of:

                                                 January 31,     October 31,
                                                    2009           2008
                                                 -----------    -----------
                Component parts                  $    67,706    $    67,853
                Work-in-process                        4,840          5,079
                Finished products                    104,222        105,212
                                                 -----------    -----------
                                                 $   176,768    $   178,144
                                                 ===========    ===========

7.   NET LOSS PER SHARE OF COMMON STOCK
     ----------------------------------

     In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the three month periods ended January 31, 2009 and 2008, were options to purchase 18,535,511 shares and 20,248,511 shares, respectively.

8.   EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS
     ----------------------------------------

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


9.   INCOME TAXES
     ------------

     We file Federal and New York State income tax returns. Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1994. We account for interest and penalties related to income tax matters in selling, general and administrative expenses.

     On November 1, 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. There were no unrecognized tax benefits as of the date of our adoption of FIN 48 and its adoption did not have a material effect on our financial statements.

10.  SEGMENT INFORMATION
     -------------------

     We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services. The following represents selected financial information for our segments for the three-months ended January 31, 2009 and 2008:

                                         Display         Encryption
          Segment Data                  Technology      Products and     Total
                                                          Services
  ------------------------------------  ----------      ------------    --------

  Three Months Ended January 31, 2009:
     Net revenue                        $  365,332      $      8,790   $374,122
     Net loss                             (407,808)         (966,902)(1,374,710)

  Three Months Ended January 31, 2008:
     Net revenue                                 -      $     52,225   $ 52,225
     Net loss                           (1,496,273)       (1,189,052)(2,685,325)

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

     CopyTele and Videocon are working together to implement our technology into production display modules. The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits. Under the License Agreement, Videocon, with assistance from CopyTele, is to provide the design and process engineering required to produce such display modules, and also is to provide all tooling and fixtures required for the production process. Videocon has a group of qualified and experienced personnel assigned to this program. As part of our assistance to Videocon to produce such display modules, we have been exchanging information with Videocon employees so that they may understand the CopyTele technology. We are currently cooperating with Videocon to jointly implement the CopyTele technology prior to production to produce prototypes of such modules. Videocon is utilizing its display processing technology and facilities and is producing our display matrix. The matrix is the main component of our display, since it contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our display. CopyTele and Videocon are also working together to incorporate another version of our display technology. Improvements to the technology are to be jointly owned by CopyTele and Videocon.

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

     We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our financial statements. For additional discussion on the application of these and other accounting polices, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2008.

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

     We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements. Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. On this basis, we have recognized license fee revenue during the three months ended January 31, 2009 of $313,000. License fee payments received from Videocon which are in excess of the amounts recognized as revenue ($-0- as of January 31, 2009 and approximately $313,000 as of October 31, 2008) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheets.

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

Stock Based Compensation
------------------------

     We account for stock options granted to employees, directors and consultants using Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. During the three-month periods ended January 31, 2009 and 2008, we recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $229,000 and $1,088,000, respectively, and consulting expense, for options granted to non-employee consultants, of approximately $3,000 and $207,000, respectively. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

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

RESULTS OF OPERATIONS
---------------------

Three months ended January 31, 2009 compared with three months ended January 31,
--------------------------------------------------------------------------------
2008
----

     Net Revenue

     Net revenue increased by approximately $322,000 in the three months ended January 31, 2009, to approximately $374,000, as compared to approximately $52,000 in the comparable prior-year period. Revenue recognized during the current period included display technology license fees related to the License Agreement with Videocon of approximately $313,000, as compared to none in the comparable prior-year period and revenue from display technology engineering services of $52,000, as compared to none in the comparable prior-year period. The revenue from display technology engineering services resulted from engineering services billed to Volga. Revenue from sales of encryption products decreased by approximately $43,000 in the three months ended January 31, 2009, to approximately $9,000, as compared to approximately $52,000 in the comparable prior-year period. Our encryption revenue has been limited and is sensitive to individual large transactions. We believe that changes in revenue between periods generally represent the nature of the early stage of our product and sales channel development.

     Cost of Encryption Products Sold

     The cost of encryption products sold decreased by approximately $12,000 in the three months ended January 31, 2009, to approximately $1,000, as compared to approximately $13,000 in the comparable prior-year period. The decrease in cost of encryption products sold was primarily due to a decrease in unit shipments of encryption products.

     Cost of Display Engineering Services

     The cost of display engineering services increased to approximately $18,000 in the three months ended January 31, 2009, as compared to none in the comparable prior year period, as there was no revenue from display engineering services in the prior year period.

     Research and Development Expenses

     Research and development expenses decreased by approximately $491,000 in the three months ended January 31, 2009, to approximately $822,000, from approximately $1,313,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $496,000, which resulted from a decrease in the number of options granted and a decrease in the weighed average fair value at grant dates, a decrease in consultant stock option expense of approximately $45,000, offset by an increase in travel expense of approximately $30,000, an increase in employee compensation and related costs, other than stock option expense, of approximately $29,000, and an increase in patent related expenses of approximately $27,000.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by approximately $504,000 to approximately $915,000 in the three months ended January 31, 2009, from approximately $1,419,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a decrease in employee stock option compensation expense of approximately $364,000, which resulted from a decrease in the number of options granted and a decrease in the weighed average fair value at grant dates, a decrease consultant stock option expense of approximately $159,000, a decrease in the provision for doubtful accounts of approximately $60,000, offset by increase in professional fees of approximately $54,000.

     Interest Income

     Interest income was approximately $7,000 in the three months ended January 31, 2009, compared to approximately $7,000 in the comparable prior-year period. The interest income earned on the additional funds available for investment on the current period was offset by a reduction in prevailing interest rates.

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

     During the three months ended January 31, 2009, our cash used in operating activities was approximately $657,000. This resulted from payments to suppliers, employees and consultants of approximately $724,000, which was offset by cash of approximately $52,000 received from collections of accounts receivable related to sales of encryption products and display technology engineering services, and approximately $15,000 of interest income received. Our cash provided by investing activities during the three months ended January 31, 2009 was approximately $1,469,000, which resulted from approximately $1,443,000 received upon maturities of short-term investments consisting of certificates of deposit and U.S. government securities and approximately $26,000 received upon the sale of Digital Info Security Co. Inc. ("DISC") common stock. Our cash provided by financing activities during the three months ended January 31, 2009 was approximately $426,000, which resulted from cash received upon the exercise of stock options. Accordingly, during the three months ended January 31, 2009, our cash and cash equivalents increased by approximately $1,237,000 and investments in certificates of deposits and U.S. government securities decreased by approximately $1,442,000. As a result, our cash, cash equivalents and investments in certificates of deposits and U.S. government securities at January 31, 2009 decreased to approximately $2,466,000 from approximately $2,671,000 at the end of fiscal 2008. Our operating cash accounts are maintained at FDIC-insured banks. Our bank accounts and certificates of deposit are maintained within FDIC coverage limits.

     Net accounts receivable increased by approximately $9,000 from $103,000 at the end of fiscal 2008 to approximately $112,000 at January 31, 2009, as a result the timing of receipts. Inventories decreased by approximately $1,000 from approximately $178,000 at October 31, 2008 to approximately $177,000 at
January 31, 2009, primarily as a result of the timing of shipments and production schedules. Investment in Videocon is recorded at fair value and decreased to approximately $2,857,000 at January 31, 2009 from $3,620,000 at the end of fiscal 2008, as a result of an increase in unrealized loss of approximately $763,000 during the three months ended January 31, 2009. Investment in DISC is recorded at fair value and decreased to approximately $339,000 at January 31, 2009 from $842,000 at the end of fiscal 2008, as a result of a decrease in the price of the DISC common stock on the Pink Sheets during the three months ended January 31, 2009 and the sale of 910,000 shares of DISC common stock with a cost of approximately $31,000. Accounts payable and accrued liabilities increased by approximately $226,000 from approximately $454,000 at the end of fiscal 2008 to approximately $680,000 at January 31, 2009, as a result the timing of payments. Deferred revenue decreased to $-0- at January 31, 2009 from $313,000 at the end of fiscal 2008, as a result of the license fee revenue recognized during the three months ended January 31, 2009.

     Working capital at January 31, 2009 increased to approximately $2,151,000 from approximately $1,489,000 at the end of fiscal 2008. Our working capital includes inventory of approximately $177,000 at January 31, 2009. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

     Total employee compensation expense during the three-month periods ended January 31, 2009 and 2008 was approximately $984,000 and $1,797,000, respectively. During the three-month periods ended January 31, 2009 and 2008, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. We recorded compensation expense for the three-month periods ended January 31, 2009 and 2008 of approximately $594,000 and $557,000, respectively, for shares of common stock issued to employees. We recorded approximately $229,000 and $1,088,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the three-month periods ended January 31, 2009 and 2008, respectively. It is managements' intention to continue to compensate employees by issuing stock or stock options.

     In addition, during the three-month periods ended January 31, 2009 and 2008, we issued shares of common stock to consultants for services rendered. We recorded consulting expense for the three-month periods ended January 31, 2009 and 2008 of approximately $1,000 and $60,000, respectively, for shares of common stock issued to consultants. In addition, during the three-month periods ended
January 31, 2009 and 2008, we recorded approximately $3,000 and $207,000, respectively, of consulting expense for stock options granted to consultants. It is also managements' intention to continue to compensate consultants by issuing stock or stock options.

     During the three-month periods ended January 31, 2009 and 2008, stock options to purchase 1,350,000 shares and 1,174,200 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $426,000 and $1,007,000, respectively.

     During the three months ended January 31, 2008, we issued 20,000,000 shares of our common stock to an affiliate of Videocon for an aggregate purchase price of $16,200,000 and we purchased 1,495,845 Videocon GDRs for an aggregate purchase price of $16,200,000. While the Videocon GDRs are held as security for the loan payable to Mars Overseas, the agreement governing such loan provides that any dividends, distributions, rights or other proceeds or benefits in respect of the Videocon GDRs shall be promptly transferred to us free and clear of any encumbrances under the agreements.

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

     We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. In fiscal 2008, we entered into the License Agreement with Videocon. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon. During the three months ended January 31, 2009, we have recognized revenue from sales of encryption products of approximately $9,000, revenue from display technology engineering services of $52,000 and revenue from display technology license fee of approximately $313,000.

     The following table presents our expected cash requirements for contractual obligations outstanding as of January 31, 2009:

                                             Payments Due by Period
                        --------------------------------------------------------------
                          Less
  Contractual             than          1-3          4-5         After
  Obligations            1 year        years        years       5 years       Total
  ------------------    ----------   ----------   ----------   ----------   ----------

  Consulting
  Agreement             $   20,000            -            -            -   $   20,000

  Noncancelable
  Operating Leases      $  288,000   $  550,000   $                     -   $  838,000

  Loan Payable                   -            -            -   $5,000,000   $5,000,000
                        ----------   ----------   ----------   ----------   ----------

  Total Contractual
  Cash Obligations      $  308,000   $  550,000   $        -   $5,000,000   $5,858,000
                        ==========   ==========   ==========   ==========   ==========

EFFECT OF RECENTLY ISSURD PRONOUNCEMENTS
----------------------------------------

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

FORWARD-LOOKING STATEMENTS
--------------------------

     Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in Part II, Item 1A - "Risk Factors" below and Note 1 to the Condensed Consolidated Financial Statements. You should read this discussion and analysis along with our Annual Report on Form 10-K for the year ended October 31, 2008 and the condensed consolidated financial statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        -----------------------------------------------------------

As of January 31, 2009, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

At January 31, 2009, our investment in Videocon GDRs is recorded at fair value of approximately $2,857,000 including an unrealized loss of approximately $13,343,000 and has exposure to price risk. The fair value of the Videocon GDRs is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of January 31, 2009 amounts to approximately $286,000.

Our investment in DISC common stock at January 31, 2009 is recorded at fair value of approximately $339,000 including an unrealized loss of $47,000 and has exposure to price risk. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. Accordingly, the fair value of DISC's common stock is subject to price risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in price of this investment, as of January 31, 2009 amounts to approximately $34,000.

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

     There was no change in our internal control over financial reporting during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1A. Risk Factors.
         -------------

     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2008.

Item 6. Exhibits.
        ---------

          31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2009.

          31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 12, 2009.

          32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 12, 2009.

          32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 12, 2009.



                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COPYTELE, INC.


                                        By: /s/ Denis A. Krusos
                                            ------------------------------------
                                        Denis A. Krusos
                                        Chairman of the Board and
                                        Chief Executive Officer
March 12, 2009                          (Principal Executive Officer)



                                        By: /s/ Henry P. Herms
                                            ------------------------------------
                                        Henry P. Herms
                                        Vice President - Finance and
                                        Chief Financial Officer (Principal
March 12, 2009                          Financial and Accounting Officer)