Form 10-Q
period 2009-04-30
COPYTELE INC
filed 2009-06-18
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

On June 11, 2009, the registrant had outstanding 140,057,453 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of April 30, 2009 (Unaudited)
             and October 31, 2008                                                            3

         Condensed Consolidated Statements of Operations (Unaudited) for the six
             months ended April 30, 2009 and 2008                                            4

         Condensed Consolidated Statements of Operations (Unaudited) for the three
             months ended April 30, 2009 and 2008                                            5

         Condensed Consolidated Statement of Shareholder's Equity (Unaudited)
             for the six months ended April 30, 2009                                         6

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the six
             months ended April 30, 2009 and 2008                                            7

         Notes to Condensed Consolidated Financial Statements (Unaudited)                    8 - 24

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                          25 - 38

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                         38

Item 4.  Controls and Procedures.                                                            38 - 39

PART II.  OTHER INFORMATION

Item 1A. Risk Factors.                                                                       40

Item 6.   Exhibits.                                                                          40

          SIGNATURES                                                                         40

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
         ---------------------

                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                        (Unaudited)
                                                                      ---------------
                                                                         April 30,          October 31,
                                ASSETS                                     2009                2008*
                                ------                                ---------------     ---------------

CURRENT ASSETS:
   Cash and cash equivalents                                          $    1,291,186      $      478,599
   Short-term investments in certificates of deposit and U.S.
    government securities                                                    749,827           1,442,484
   Accounts receivable, net of allowance for doubtful accounts of
    $223,000                                                                 106,000             103,000
   Inventories                                                               176,087             178,144
   Prepaid expenses and other current assets                                  63,332              54,348
                                                                      ---------------     ---------------
            Total current assets                                           2,386,432           2,256,575

INVESTMENT in U. S. government securities, noncurrent, at amortized
 cost                                                                              -             749,711

INVESTMENT in Videocon Industries Limited global depository receipts,
at fair value                                                              3,260,942           3,619,945

INVESTMENT in Digital Info Security Co. Inc. common stock, at fair
 value                                                                       336,000             841,800

PROPERTY AND EQUIPMENT, net                                                   24,277              29,838

                                                                      ---------------     ---------------
                                                                      $    6,007,651      $    7,497,869
                                                                      ===============     ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                   $      294,251      $      384,896
   Accrued liabilities                                                       161,362              69,364
   Deferred revenue, non-refundable license fee                                    -             313,332
                                                                      ---------------     ---------------
            Total current liabilities                                        455,613             767,592

LOAN PAYABLE TO RELATED PARTY                                              5,000,000           5,000,000

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares
    authorized; no shares issued or outstanding                                    -                   -
   Common stock, par value $.01 per share; 240,000,000 shares authorized; 139,037,498 and 132,497,881 shares issued and
    outstanding, respectively                                              1,390,375           1,324,979
   Additional paid-in capital                                            111,654,723         109,348,894
   Loan receivable from related party                                     (5,000,000)         (5,000,000)
   Accumulated deficit                                                   (94,507,202)        (91,788,341)
   Accumulated other comprehensive loss                                  (12,985,858)        (12,155,255)
                                                                      ---------------     ---------------
                                                                             552,038           1,730,277
                                                                      ---------------     ---------------
                                                                      $    6,007,651      $    7,497,869
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

                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------

                                                                           For the Six Months Ended
                                                                                   April 30,
                                                                      -----------------------------------
                                                                           2009                2008
                                                                      ---------------     ---------------
NET REVENUE
    Revenue from sales of encryption products, net                    $       21,540      $      217,580
    Revenue from display engineering services, net                            52,000                   -
    Display technology license fee                                           563,332                   -
                                                                      ---------------     ---------------
             Total net revenue                                               636,872             217,580
                                                                      ---------------     ---------------

COST AND OPERATING EXPENSES
    Cost of encryption products sold                                           5,518              50,170
    Cost of display engineering services                                      18,200                   -
    Research and development expenses                                      1,883,830           2,444,004
    Selling, general and administrative expenses                           1,489,545           2,394,050
                                                                      ---------------     ---------------
             Total cost and operating expenses                             3,397,093           4,888,224
                                                                      ---------------     ---------------

LOSS FROM OPERATIONS                                                      (2,760,221)         (4,670,644)

DIVIDEND INCOME                                                               29,468             130,887

INTEREST INCOME                                                               11,892              13,081
                                                                      ---------------     ---------------

 NET LOSS                                                             $   (2,718,861)     $   (4,526,676)
                                                                      ===============     ===============


PER SHARE INFORMATION:
Net loss per share:
    Basic and Diluted                                                 $        (0.02)     $        (0.04)
                                                                      ===============     ===============

Shares used in computing net loss per share:
    Basic and Diluted                                                    135,546,867         127,984,960
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

                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------

                                                                          For the Three Months Ended
                                                                                   April 30,
                                                                      -----------------------------------
                                                                           2009                2008
                                                                      ---------------     ---------------
NET REVENUE
    Revenue from sales of encryption products, net                    $       12,750      $      165,355
    Display technology license fee                                           250,000                   -
                                                                      ---------------     ---------------
             Total net revenue                                               262,750             165,355
                                                                      ---------------     ---------------

COST AND OPERATING EXPENSES
    Cost of encryption products sold                                           4,107              37,272
    Research and development expenses                                      1,062,049           1,131,302
    Selling, general and administrative expenses                             574,823             974,893
                                                                      ---------------     ---------------
             Total cost and operating expenses                             1,640,979           2,143,467
                                                                      ---------------     ---------------

LOSS FROM OPERATIONS                                                      (1,378,229)         (1,978,112)

DIVIDEND INCOME                                                               29,468             130,887

INTEREST INCOME                                                                4,610               5,874
                                                                      ---------------     ---------------

 NET LOSS                                                             $   (1,344,151)     $   (1,841,351)
                                                                      ===============     ===============


PER SHARE INFORMATION:
Net loss per share:
    Basic and Diluted                                                 $        (0.01)     $        (0.01)
                                                                      ===============     ===============

Shares used in computing net loss per share:
    Basic and Diluted                                                    137,273,734         129,258,495
                                                                      ===============     ===============

    The accompanying notes are an integral part of these condensed statements

                         COPYTELE, INC. AND SUBSIDIARIES
                         -------------------------------
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            --------------------------------------------------------
                  FOR THE SIX MONTHS APRIL 30, 2009 (UNAUDITED)
                  ---------------------------------------------

                                                                                  Loan                    Accumulated
                                                                  Additional   Receivable                    Other         Total
                                              Common Stock          Paid-in       From      Accumulated  Comprehensive Shareholder's
                                           Shares     Par Value     Capital   Related Party   Deficit         Loss        Equity
                                        ------------ ------------ ------------ ------------ ------------- ------------- ------------

BALANCE, October 31, 2008                132,497,881 $  1,324,979 $109,348,894 $(5,000,000) $(91,788,341) $(12,155,255) $ 1,730,277

  Stock option compensation to employees           -            -      400,851           -             -             -      400,851
  Stock option compensation to
   consultants                                     -            -        6,612           -             -             -        6,612
  Common stock issued upon exercise of
   stock options under stock option
   plans                                   2,700,000       27,000      729,600           -             -             -      756,600
  Common stock issued to employees
   pursuant to stock incentive plans       3,722,825       37,228    1,134,686           -             -             -    1,171,914
  Common stock issued to consultants
   pursuant to stock incentive plans         116,792        1,168       34,080           -             -             -       35,248
   Unrealized loss on investment in
    Videocon Industries Limited global
    depository receipts                            -            -            -           -             -      (359,003)    (359,003)
   Unrealized loss on investment in
    Digital Info Security Co., Inc.                -            -            -           -             -      (471,600)    (471,600)
  Net loss                                         -            -            -           -    (2,718,861)            -   (2,718,861)
                                        ------------ ------------ ------------ ------------ ------------- ------------- ------------

BALANCE, April 30, 2009                  139,037,498 $  1,390,375 $111,654,723 $(5,000,000) $(94,507,202) $(12,985,858) $   552,038
                                        ============ ============ ============ ============ ============= ============= ============

         The accompanying notes are an integral part of this statement.

                         COPYTELE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           For the Six Months Ended
                                                                                   April 30,
                                                                      -----------------------------------
                                                                           2009                2008
                                                                      ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants                   $   (1,530,966)     $   (1,782,720)
   Cash received from encryption and display products and services            70,540              87,080
   Dividend received                                                          29,468             130,887
   Interest received                                                          15,812              13,081
                                                                      ---------------     ---------------
           Net cash used in operating activities                          (1,415,146)         (1,551,672)
                                                                      ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Disbursements to acquire Videocon Industries Limited global
    depository receipts                                                            -         (16,200,000)
   Disbursements to acquire short-term investments (certificates of
    deposit And U.S. government securities)                                        -            (441,000)
   Proceeds from maturities of short-term investments (certificates of
    deposit And U.S. government securities)                                1,443,000             400,000
   Proceeds from sale of Digital Info Security Co., Inc. common stock         28,133                   -
   Payments for purchases of property and equipment                                -             (11,322)
                                                                      ---------------     ---------------
           Net cash provided by (used in) investing activities             1,471,133         (16,252,322)
                                                                      ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock to Videocon Industries Limited               -          16,200,000
   Issuance of loan receivable from related party                                  -          (5,000,000)
   Proceeds from issuance of loan payable to related party                         -           5,000,000
   Proceeds from exercise of stock options                                   756,600           1,698,605
                                                                      ---------------     ---------------
           Net cash provided by financing activities                         756,600          17,898,605
                                                                      ---------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    812,587              94,611

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             478,599             669,141
                                                                      ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    1,291,186      $      763,752
                                                                      ===============     ===============


RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Net loss                                                           $   (2,718,861)     $   (4,526,676)
   Stock option compensation to employees                                    400,851           1,909,771
   Stock option compensation to consultants                                    6,612             210,282
   Stock awards granted to employees pursuant to stock incentive plans     1,171,914           1,041,017
   Stock awards granted to consultants pursuant to stock incentive
    plans                                                                     35,248              75,153
   Provision for doubtful accounts                                                 -              60,000
   Recovery of slow moving inventory reserve                                    (921)            (16,440)
   Depreciation and amortization                                               5,561               5,000
   Amortized discount on investments (U.S. government securities)               (632)                  -
   Loss on sale of Digital Info Security Co., Inc. common stock                6,067                   -
   Change in operating assets and liabilities:
      Accounts receivable                                                     (3,000)           (130,500)
      Inventories                                                              2,977              12,055
      Prepaid expenses and other current assets                               (8,984)              4,226
      Accounts payable and accrued liabilities                                 1,354            (195,560)
      Deferred revenue                                                      (313,332)                  -
                                                                      ---------------     ---------------
           Net cash used in operating activities                      $   (1,415,146)     $   (1,551,672)
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

     The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the six-month and three-month periods ended April 30, 2009 and 2008. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. Certain prior year amounts have been reclassified to conform with current year presentation.

     The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. ("CopyTele International") and CopyTele Marketing Inc. ("CopyTele Marketing"). CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in July 2007 and September 2007, respectively. CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company ("Videocon"). As of April 30, 2009, CopyTele Marketing was inactive. All significant intercompany transactions have been eliminated in consolidation.

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

     As of April 30, 2009, our Level 1 financial assets consist of the following:

                                                                    Fair Value
                                                                      as of
                                                                  April 30, 2009
                                                                  --------------
     Money market funds - Cash and cash equivalents                 $    109,763
     U.S. government securities - Cash and cash equivalents              999,751
     U.S. government securities - Short-term investments                 749,827
     Videocon Industries Limited global depository receipts            3,260,942
     Digital Info Security Co., Inc. common stock                        336,000


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

     During the six months ended April 30, 2009, our cash used in operating activities was approximately $1,415,000. This resulted from payments to suppliers, employees and consultants of approximately $1,531,000, which was offset by cash of approximately $71,000 received from collections of accounts receivable related to sales of encryption products and display technology engineering services, approximately $16,000 of interest income received and approximately $29,000 of dividend income received. Our cash provided by investing activities during the six months ended April 30, 2009 was approximately $1,471,000, which resulted from $1,443,000 received upon maturities of short-term investments consisting of certificates of deposit and U.S. government securities and approximately $28,000 received upon the sale of Digital Info Security Co. Inc. common stock. Our cash provided by financing activities during the six months ended April 30, 2009 was approximately $757,000, which resulted from cash received upon the exercise of stock options. Accordingly, during the six-months ended April 30, 2009, our cash and cash
equivalents   increased  by  approximately   $813,000  and  our  short-term  and
non-current investments in certificates of deposit and U.S. government securities decreased by approximately $1,442,000. As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at April 30, 2009 decreased to approximately $2,041,000 from approximately $2,671,000 at the end of fiscal 2008. Our operating cash accounts are maintained at FDIC-insured banks. Our bank accounts and certificates of deposit are maintained within FDIC coverage limits.

     Total employee compensation expense for the six-month periods ended April 30, 2009 and 2008 was approximately $1,922,000 and $3,287,000, respectively, and for the three-month periods ended April 30, 2009 and 2008 was approximately $938,000 and $1,490,000, respectively. During the six-month ended April 30, 2009 and 2008, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. We recorded stock-based compensation expense for the six-month periods ended April 30, 2009 and 2008 of approximately $1,172,000 and $1,041,000, respectively, and for the three-month periods ended April 30, 2009 and 2008 of approximately $578,000 and $484,000, respectively, for shares of common stock issued to employees. We recorded stock-based compensation expense for the six-month periods ended April 30, 2009 and 2008 of approximately $401,000 and $1,910,000, respectively, and for the three-month periods ended April 30, 2009 and 2008 of approximately $172,000 and $821,000, respectively, related to stock options granted to employees and directors. It is managements' intention to continue to compensate employees by issuing stock or stock options.

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

     We previously reported the $5,000,000 loan receivable as an asset on our condensed consolidated balance sheets at April 30, 2008. During the three months ended July 31, 2008, it was determined that the loan receivable should have been reported within shareholders' equity, because the loan receivable is secured by the CopyTele Shares and the Subscription Agreement and Loan and Pledge Agreement were entered into concurrently. Accordingly, we have classified the loan receivable as a contra-equity in the accompanying condensed consolidated balance sheets. In addition, we previously reported the issuance of the $5,000,000 loan receivable as cash used in investing activities on our condensed consolidated statement of cash flows for the six-month period ended April 30, 2008. Because of the change in classification of the loan receivable, we have also changed the classification of the loan receivable as cash flows from financing activities in the accompanying condensed consolidated statement of cash flows.

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

     We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements. Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. License fee payments received from Videocon which are in excess of the amounts recognized as revenue ($-0- as of April 30, 2009 and approximately $313,000 as of October 31, 2008) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheets.

     During the quarter ended April 30, 2009, we agreed to reimburse Videocon $250,000 for engineering services related to another version of our display technology and we modified the payment terms from Videocon during the quarter. The license fee revenue recognized during the three months ended April 30, 2009 of $250,000 represented an offset against amounts due Videocon for the aforementioned engineering services, in lieu of a cash payment. In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009, pursuant to the modified payment terms. This June payment will be included in license fee revenue recognized during the three months ending July 31, 2009. However, the license fee of $11 million remains payable over the 27 month period commencing in May 2008, and Videocon's obligations with respect to production, and CopyTele's assistance, under the License Agreement remain unaffected.

     Investment in Videocon
     ----------------------

     Our investment in Videocon is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive loss, net of the related tax effects, in shareholders' equity. Cost is determined using the specific identification method. The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. The cost, unrealized loss and fair value of our investment in Videocon as of April 30, 2009 and October 31, 2008, are as follows:

                                 April 30, 2009    October 31, 2008
                                ---------------    ----------------
     Cost                           $16,200,000         $16,200,000
     Unrealized loss                (12,939,058)        (12,580,055)
                                ---------------    ----------------
     Fair Value                      $3,260,942          $3,619,945
                                ===============    ================

     SFAS No. 115, "Accounting for Certain Investments in Debt or Equity Securities", requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary. Unless evidence exists to support a realizable value equal to or greater than the cost of the investment, a write-down accounted for as a realized loss should be recorded. We assess at each reporting period our investment in Videocon to determine if a decline that is other than temporary has occurred. In evaluating the realizable value of the investment in Videocon, we considered the requirement that the Videocon GDRs must be held in escrow for seven years from the purchase closing date of December 2007 as security for the loan from Mars Overseas to CopyTele International. Videocon's financial condition and its future potential in both its Consumer Electronics & Home Appliances segment and its Crude Oil & Natural Gas segment are also evaluated. Based on our evaluation, we have determined that the decline in our investment in Videocon is due to the current economic climate and that such decline is temporary. Accordingly, a realized loss was not recognized during the six-months ended April 30, 2009. The unrealized loss recognized during the six-months ended April 30, 2009 is reflected in accumulated other comprehensive loss in the accompanying condensed consolidated statement of shareholder's equity.

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

Stock Option Compensation Expense
---------------------------------

     We account for stock options granted to employees and directors using SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No.123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $401,000, and $1,910,000 during the six-month periods ended April 30, 2009 and 2008, respectively, and of approximately $172,000 and $821,000 during the three-month periods ended April 30, 2009 and 2008, respectively, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the six-month periods ended April 30, 2009 and 2008 by $0.00 and $0.01, respectively, and for the three-month periods ended April 30, 2009 and 2008 by $0.00 and $0.01, respectively.

     Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the six-months periods ended April 30, 2009 and 2008 was approximately $25,000, and $-0-, respectively, and during the three-month periods ended April 30, 2009 and 2008 was approximately $7,000 and $-0-, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of April 30, 2009, there was approximately $10,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors, which is expected to be amortized during the current fiscal year.

     We also account for stock options granted to consultants using SFAS No. 123R. We recognized consulting expense for options granted to non-employee consultants, during the six-months periods ended April 30, 2009, and 2008, of approximately $7,000, and $210,000, respectively, and during the three-month periods ended April 30, 2009 and April 30, 2008, of approximately $3,000 and $3,000, respectively. Such consulting expense is included in the accompanying consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants. As of April 30, 2009, there was approximately $7,000 of unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants, which is expected to be amortized during the current fiscal year.

Fair Value Determination
------------------------

     In accordance with SFAS No. 123R, we estimate the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes pricing model. We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups. Stock options we granted during the six months ended April 30, 2009 consisted of awards of options with 10-year terms which vested immediately. Stock options granted during the six months ended April 30, 2008 consisted of awards of options with 10-year terms which vested either immediately or over future periods of from three months to three years.

     We estimated the fair value of stock option awards using the following assumptions:

                                                For the Six Months           For the Three Months
                                                 Ended April 30,               Ended April 30,
                                          ------------------------------------------------------------
                                               2009           2008           2009           2008
                                          -------------- -------------- -------------- --------------
Expected term (in years)                       2.1            3.9            2.0            1.7
Volatility                                     99%            92%            103%           87%
Risk-free interest rate                        .83%          3.44%           1.0%          1.51%
Dividend yield                                  0              0              0              0
Weighted average fair value at grant date     $.014          $0.63          $0.12          $0.33

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

Stock Option Activity
---------------------

     During the six-month periods ended April 30, 2009 and 2008, we granted options to purchase 2,710,000 shares and 3,875,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $0.28 and $0.98 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the six-month periods ended April 30, 2009 and 2008, stock options to purchase 2,700,000 shares and 2,094,200 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $757,000 and $1,699,000, respectively.

Stock Option Plans
------------------

     As of April 30, 2009, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the CopyTele, Inc. 2000 Share Incentive Plan ("2000 Share Plan") and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

     Upon approval of the 2000 Share Plan by our shareholders in July 2000, the 1993 Plan was terminated with respect to the grant of future options. Information regarding the 1993 Plan for the six months ended April 30, 2009 is as follows:

                                                          Current
                                                          Weighted
                                                          Average     Aggregate
                                                           Exercise   Intrinsic
                                            Shares     Price Per Share   Value
                                        ----------------------------------------

Shares Under Option at October 31, 2008         779,000     $1.10
  Cancelled                                    (43,000)     $1.31
  Expired                                      (50,000)     $1.31
                                        ---------------
Shares Under Option and Exercisable at
April 30, 2009                                  686,000     $1.07        $-0-
                                        ---------------

     The following table summarizes information about stock options outstanding under the 1993 Plan as of April 30, 2009:

                          Options Outstanding and Exercisable
     --------------------------------------------------------------------------
                                                   Weighted
                                                   Average
                                                  Remaining        Weighted
             Range of               Number       Contractual       Average
          Exercise Prices        Outstanding         Life       Exercise Price
     -------------------------- --------------- --------------- ---------------

          $0.84 to $1.00              575,000        0.55            $0.99
          $1.13 to $1.56              111,000        1.05            $1.49

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

     Information regarding the 2000 Share Plan for the six months ended April 30, 2009 is as follows:

                                                                               Current Weighted         Aggregate
                                                                               Average Exercise         Intrinsic
                                                               Shares           Price Per Share           Value
                                                               ------           ---------------           -----
Shares Under Option at October 31, 2008                        1,772,466             $0.79
  Exercised                                                            -             $-0-
                                                           -------------
Shares Under Option and Exercisable at
  April 30, 2009                                               1,772,466             $0.79                  $-0-
                                                           -------------

     The following table summarizes information about stock options outstanding under the 2000 Share Plan as of April 30, 2009:

                               Options Outstanding
     -------------------------------------------------------------------------
                                                  Weighted
                                                   Average
                                                  Remaining       Weighted
             Range of              Number        Contractual      Average
         Exercise Prices         Outstanding        Life       Exercise Price
     ------------------------- ---------------- -------------- ---------------

              $0.40                  445,000        2.39            $0.40
              $0.69                  505,466        1.67            $0.69
          $0.94 - $1.09              822,000        1.42            $1.06

     The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2009, 21,508 shares were available for future grants under the 2000 Share Plan.

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

     Information regarding the 2003 Share Plan for the six months ended April 30, 2009 is as follows:

                                                                               Current Weighted        Aggregate
                                                                               Average Exercise        Intrinsic
                                                               Shares          Price Per Share           Value
                                                               ------          ---------------           -----
Shares Under Option at October 31, 2008                      17,217,045             $0.79
  Granted                                                     2,710,000             $0.28
  Exercised                                                  (2,700,000)            $0.28
  Cancelled                                                  (1,200,000)            $0.91
                                                          -------------
Shares Under Option at April 30, 2009                        16,027,045             $0.78                $24,800
                                                          -------------
Options Exercisable at April 30, 2009                        15,917,045             $0.78                $24,800
                                                          -------------

     The following table summarizes information about stock options outstanding under the 2003 Share Plan as of April 30, 2009:

                                   Options Outstanding                              Options Exercisable
                      ------------------------------------------------- ---------------------------------------------
                                            Weighted
                                             Average        Weighted                       Weighted       Weighted
                                            Remaining       Average                        Average         Average
      Range of             Number          Contractual      Exercise       Number         Remaining       Exercise
   Exercise Prices       Outstanding          Life           Price       Exercisable   Contractual Life     Price
 -------------------- ------------------ ---------------- ------------- -------------- ----------------- ------------
    $0.25 - $0.65         5,005,970           5.65             $0.54        5,005,970        5.65             $0.54
    $0.70 - $0.84         5,251,075           7.38             $0.79        5,141,075        7.41             $0.79
    $0.86 - $1.46         5,770,000           6.71             $0.99        5,770,000        6.71             $0.99

     The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2009, 12,083,104 shares were available for future grants under the 2003 Share Plan.

Stock Grants
------------

     We account for stock grants to employees and consultants based on their grant date fair value. During the six-month periods ended April 30, 2009 and 2008, we issued 3,722,825 shares and 954,875 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation expense for the six-month periods ended April 30, 2009 and 2008, of approximately $1,172,000 and $1,041,000, respectively, and for the three-month periods ended April 30, 2009 and 2008, of approximately $578,000 and $484,000, respectively, for the shares of common stock issued to employees. In addition, during the six-month periods ended April 30, 2009 and 2008, we issued 116,792 shares and 62,306 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the six-month periods ended April 30, 2009 and 2008 of approximately $35,000 and $75,000, respectively, and for the three-month periods ended April 30, 2009 and 2008 of approximately $34,000 and $15,000, respectively, for the shares of common stock issued to consultants.

3.       CONCENTRATION OF CREDIT RISK
         ----------------------------

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During the six months ended April 2009, one customer in the Display Technology Segment represented 88% of total net revenue. During the six months ended April 30, 2008, one customer in the Encryption Products and Services Segment represented 60% of total net revenue. At April 30, 2009, one customer in the Encryption Products and Services Segment represented 97% of net accounts receivable. At October 31, 2008, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable.

4. SHORT-TERM INVESTMENTS AND INVESTMENT IN U.S. GOVERNMENT SECURITIES
   -------------------------------------------------------------------

     At April 30, 2009 and October 31, 2008, we had marketable securities that were classified as "held-to-maturity securities" and were carried at amortized costs. Held-to-maturity securities consist of the following:

                                                     April 30,   October 31,
                                                       2009         2008
                                                    ----------   ----------
     Current:
       U.S. Government securities                   $  749,827   $  999,484
       Certificates of deposit                              --      443,000
                                                    ----------   ----------
     Total current held-to-maturity securities      $  749,827   $1,442,484
                                                    ==========   ==========

     Noncurrent:
       U.S. Government securities                   $       --   $  749,711
                                                    ----------   ----------
     Total noncurrent held-to-maturity securities   $       --   $  749,711
                                                    ==========   ==========

     Total held-to-maturity securities              $  749,827   $2,192,195
                                                    ==========   ==========

     At April 30, 2009 and October 31, 2008, the length of time until maturity of current held-to-maturity securities was less than twelve months. At October 31, 2008, the length of time until maturity of noncurrent held-to-maturity securities was fifteen months. At April 30, 2009, and October 31, 2008, the estimated fair value of each investment approximated its amortized cost, and, therefore, there were no significant unrecognized holding gains or losses.

5. INVESTMENT IN AND RELATED PARTY TRANSACTIONS WITH DIGITAL INFO SECURITY CO.,
   ----------------------------------------------------------------------------
   INC.
   ----

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

     During the six months ended April 30, 2009, we sold 1,000,000 shares of DISC's common stock for approximately $28,000 and recorded a loss on such sale of approximately $6,000. As of April 30, 2009, we held 11,200,000 shares of DISC's common stock. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. Based on the number of DISC shares outstanding as set forth in DISC's September 30, 2008 public financial report, the most recent available, as of April 30, 2009 we held approximately 11% of the outstanding common stock of DISC.

     Our investment in DISC is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive loss, net of the related tax effects, in shareholders' equity. Cost is determined using the specific identification method. The fair value of DISC's common stock is based on the closing price on the Pink Sheets. The cost, unrealized (loss) gain and fair value of our investment in DISC as of April 30, 2009 and October 31, 2008, are as follows:

                                       April 30, 2009      October 31, 2008
                                      -----------------    -----------------
       Cost                             $  382,800           $    417,000
       Unrealized (loss) gain              (46,800)               424,800
                                        -----------          ------------
       Fair Value                       $  336,000           $    841,800
                                        ===========          ============

6.       INVENTORIES
         -----------

     Inventories consist of the following as of:

                                    April 30, 2009      October 31, 2008
                                   -----------------    ------------------
       Component parts               $     69,345         $      67,853
       Work-in-process                      4,840                 5,079
       Finished products                  101,902               105,212
                                     ------------         -------------
                                     $    176,087         $     178,144
                                     ============         =============

7. NET LOSS PER SHARE OF COMMON STOCK
   ----------------------------------

     In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six- month and three-month periods ended April 30, 2009 and 2008, were options to purchase 18,485,511 shares and 20,018,511 shares, respectively.

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

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material effect on our consolidated financial statements.

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

10.      SEGMENT INFORMATION
         -------------------

     We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services. The following represents selected financial information for our segments for the six-month and three-month periods ended April 30, 2009 and 2008:

                                                     Display               Encryption
                  Segment Data                      Technology             Products and                Total
                                                                             Services
  ---------------------------------------------- ------------------      ------------------      -------------------
  Six Months Ended April 30, 2009:
     Net revenue                                 $   615,332             $    21,540              $   636,872
     Net loss                                     (1,003,642)             (1,715,219)              (2,718,861)

  Six Months Ended April 30, 2008:
     Net revenue                                 $         -             $   217,580              $   217,580
     Net loss                                     (2,551,223)             (1,975,453)              (4,526,676)
                                                     Display               Encryption
                  Segment Data                      Technology             Products and                Total
                                                                             Services
  ---------------------------------------------- ------------------      ------------------      -------------------
  Three Months Ended April 30, 2009:
     Net revenue                                 $   250,000             $   12,750              $   262,750
     Net loss                                       (595,834)               (748,317)              (1,344,151)

  Three Months Ended April 30, 2008:
     Net revenue                                 $         -              $  165,355              $   165,355
     Net loss                                     (1,054,950)               (786,401)              (1,841,351)

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

     CopyTele and Videocon are working together to implement our technology into production display modules. The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits. Under the License Agreement, Videocon, with assistance from CopyTele, is to provide the design and process engineering required to produce such display modules, and also is to provide all tooling and fixtures required for the production process. Videocon has a group of qualified and experienced personnel assigned to this program. As part of our assistance to Videocon to produce such display modules, we are providing technical support to Videocon's technical team. We are also cooperating with Videocon to jointly implement the CopyTele technology prior to production to produce prototypes of such modules. Videocon is utilizing its display processing technology and facilities to continue to produce our display matrix, and has improved performance of the matrix. The matrix is the main component of our display, since it contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our display. CopyTele and Videocon are also working together to incorporate another version of our display technology. Improvements to the technology are to be jointly owned by CopyTele and Videocon.

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

     We are also further developing our patented extremely low power non-phosphor passive display technologies for use in portable devices. This includes providing higher contrast and response times and color capabilities without use of higher cost TFT based technology. This technology supplements our phosphor based technology for certain portable applications.

     We have also continued to pursue our encryption business of landline and wireless telephone systems and networks. We have sought encryption opportunities in both the commercial and government security markets.

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

     Our three year agreement with Boeing continued into fiscal 2009. Boeing distributes 13 of our products, including our DCS-1400D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax
encryption  device),   USS-900WFL   (landline  to  satellite  and  cellular  fax
encryption device) and USS-900TC (satellite fax encryption to computer) products, which were specifically designed for the Thuraya network. Boeing sells these products under the brand name of Thuraya.

     We are continuing to promote our Thuraya encryption solutions through other Thuraya developers and resellers in addition to Boeing. We offer a full line of voice, fax and data encryption products that secure these communications, and our products are being used by government agencies, military, as well as domestic and international non-governmental organizations (NGOs) in the Middle East, Europe, Far East and Africa.

     Asia Pacific Satellite Industries ("APSI") has manufactured new Thuraya handsets and docking units that allow satellite communications both outdoors and indoors. CopyTele has created devices allowing customers to easily set up and engage in secure communications over the Thuraya network compatible with landline telephone systems. APSI's FDU-3500 docking unit for its SO-2510 phone allows for outdoor and indoor operation of the satellite phone on the Thuraya network. Our PA-3500 and PA-3500T products allow compatibility between our DCS-1200, DCS-1400 and USS-900T encryption devices and the APSI FDU-3500 docking unit and SO-2510 phone. Together with APSI, we have continued to develop the DCS-2500 integrated encryption system, which is designed for convenience, portability and easy of use with the Thuraya phone.

     Our products provide secure communications with many different satellite phones, including the Thuraya 7100/7101/SO-2510 handheld terminal ("HHT"), Globalstar GSP-1600 HHT, Telit SAT-550/600 HHT, Globalstar GSP-2800/2900 fixed phone, Iridium 9500/9505/9505A HHT, Inmarsat M4 and Mini "M" HHT units from Thrane & Thrane and Nera. Through the use of our products, encrypted satellite communications are available for many Thuraya docking units, including Teknobil's Next Thuraya Docker, Thuraya's Fixed Docking Adapter, APSI's FDU-2500 and FDU-3500 Fixed Docking Units, and Sattrans's SAT-OFFICE Fixed Docking Unit and SAT-VDA Hands-Free Car Kit. We are in consultation with specialists of the Inmarsat BGAN system and the new Iridium satellite phone developing compliant encryption solutions that offer new opportunity and an increased customer base.

     We have added Voice over Internet Protocol (VoIP) functions to the DCS-1200 for corporate utilization over popular new telephone systems.

     We continue to seek opportunities to market our products for securing landline and wireless voice and fax communications. Our USS-900 and specific Thuraya products are being evaluated for use by a Middle Eastern government and an African government for encrypting voice and fax communications. Also, a Far Eastern government is in the process of determining the system requirements necessary to encrypt voice communications utilizing our USS-900, DCS-1200 and DCS-1400 products.

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

     We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements. Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. License fee payments received from Videocon which are in excess of the amounts recognized as revenue ($-0- as of April 30, 2009 and approximately $313,000 as of October 31, 2008) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheets.

     During the quarter ended April 30, 2009, we agreed to reimburse Videocon $250,000 for engineering services related to another version of our display technology and we modified the payment terms from Videocon during the quarter. The license fee revenue recognized during the three months ended April 30, 2009 of $250,000 represented an offset against amounts due Videocon for the aforementioned engineering services, in lieu of a cash payment. In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009, pursuant to the modified payment terms. This June payment will be included in license fee revenue recognized during the three months ending July 31, 2009. However, the license fee of $11 million remains payable over the 27 month period commencing in May 2008, and Videocon's obligations with respect to production, and CopyTele's assistance, under the License Agreement remain unaffected.

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

Stock Based Compensation
------------------------

     We account for stock options granted to employees, directors and consultants using Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $401,000 and $1,910,000 during the six-month periods ended April 30, 2009 and 2008, respectively, and of approximately $172,000 and $821,000 during the three-month periods ended April 30, 2009 and 2008, respectively, in accordance with SFAS 123R. We recognize consulting expense for options granted to non-employee consultants, during the six-month periods ended April 30, 2009 and 2008, of approximately $7,000 and $210,000, respectively, and during the three-month periods ended April 30, 2009 and 2008, of approximately $3,000 and $3,000, respectively. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

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

RESULTS OF OPERATIONS
---------------------

Six months ended April 30, 2009 compared with six months ended April 30, 2008
-----------------------------------------------------------------------------

     Net Revenue

     Net revenue increased by approximately $419,000 in the six months ended April 30, 2009, to approximately $637,000, as compared to approximately $218,000 in the comparable prior-year period. Revenue recognized during the current period included display technology license fees related to the License Agreement with Videocon of approximately $563,000, as compared to none in the comparable prior-year period and revenue from display technology engineering services of $52,000, as compared to none in the comparable prior-year period. The revenue from display technology engineering services resulted from engineering services billed to Volga. Revenue from sales of encryption products decreased by approximately $196,000 in the six months ended April 30, 2009, to approximately $22,000, as compared to approximately $218,000 in the comparable prior-year period. Our encryption revenue has been limited and is sensitive to individual large transactions.

     Cost of Encryption Products Sold

     The cost of encryption products sold decreased by approximately $44,000 in the six months ended April 30, 2009, to approximately $6,000, as compared to approximately $50,000 in the comparable prior-year period. The decrease in cost of encryption products sold was primarily due to a decrease in unit shipments of encryption products.

     Cost of Display Engineering Services

     The cost of display engineering services increased to approximately $18,000 in the six months ended April 30, 2009, as compared to none in the comparable prior year period, as there was no revenue from display engineering services in the prior year period.

     Research and Development Expenses

     Research and development expenses decreased by approximately $560,000 in the six months ended April 30, 2009, to approximately $1,884,000, from approximately $2,444,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $831,000, which resulted from a decrease in the number of options granted and a decrease in the weighed average fair value at grant dates, a decrease in consultant stock option expense of approximately $44,000, offset by an increase in outside research and development expense of approximately $175,000, which primarily resulted from engineering services performed by Videocon related to another version of our display technology, an increase in employee compensation and related costs, other than stock option expense, of approximately $96,000, an increase in travel expense of approximately $44,000, and an increase in engineering supplies of approximately $33,000.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by approximately $904,000 to approximately $1,490,000 in the six months ended April 30, 2009, from approximately $2,394,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a decrease in employee stock option compensation expense of approximately $678,000, which resulted from a decrease in the number of options granted and a decrease in the weighed average fair value at grant dates, a decrease in consultant stock option expense of approximately $159,000, a decrease in travel expense of approximately $63,000, and a decrease in the provision for doubtful accounts of approximately $60,000.

     Dividend Income

     Dividend income, which was received in connection with the Videocon GDRs we acquired in December 2007, decreased by approximately $102,000 to approximately $29,000 in the six months ended April 30, 2009, compared to approximately $131,000 in the comparable prior-year period. The decrease in dividend income was due to a reduction by Videocon of dividends paid.

     Interest Income

     Interest income was approximately $12,000 in the six months ended April 30, 2009, compared to approximately $13,000 in the comparable prior-year period. The interest income earned on the additional funds available for investment on the current period was offset by a reduction in prevailing interest rates.

Three months ended April 30, 2009 compared with three months ended April 30,
----------------------------------------------------------------------------
2008
----

     Net Revenue

     Net revenue increased by approximately $98,000 in the three months ended April 30, 2009, to approximately $263,000, as compared to approximately $165,000 in the comparable prior-year period. Revenue recognized during the current period included display technology license fees related to the License Agreement with Videocon of $250,000, as compared to none in the comparable prior-year period. Revenue from sales of encryption products decreased by approximately $152,000 in the three months ended April 30, 2009, to approximately $13,000, as compared to approximately $165,000 in the comparable prior-year period. Our encryption revenue has been limited and is sensitive to individual large transactions.

     Cost of Encryption Products Sold

     The cost of encryption products sold decreased by approximately $33,000 in the three months ended April 30, 2009, to approximately $4,000, as compared to approximately $37,000 in the comparable prior-year period. The decrease in cost of encryption products sold was primarily due to a decrease in unit shipments of encryption products.

     Research and Development Expenses

     Research and development expenses decreased by approximately $69,000 in the three months ended April 30, 2009, to approximately $1,062,000, from approximately $1,131,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $335,000, which resulted from a decrease in the weighed average fair value of options at grant dates, and a decrease in patent related expenses of approximately $30,000, offset by an increase in outside research and development expense of approximately $191,000, which primarily resulted from engineering services performed by Videocon related to another version of our display technology, an increase in employee compensation and related costs, other than stock option expense, of approximately $67,000, and an increase in engineering supplies of approximately $31,000.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by approximately $400,000 to approximately $575,000 in the three months ended April 30, 2009, from approximately $975,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a decrease in employee stock option compensation expense of approximately $314,000, which resulted from a decrease in the weighed average fair value of options at grant dates, a decrease in travel expense of approximately $58,000, and a decrease in professional fees of approximately $40,000, offset by an increase in employee compensation and related costs, other than stock option expense, of approximately $30,000.

     Dividend Income

     Dividend income, which was received in connection with the Videocon GDRs we acquired in December 2007, decreased by approximately $102,000 to approximately $29,000 in the three months ended April 30, 2009, compared to approximately $131,000 in the comparable prior-year period. The decrease in dividend income was due to a reduction by Videocon of dividends paid.

     Interest Income

     Interest income was approximately $5,000 in the three months ended April 30, 2009, compared to approximately $6,000 in the comparable prior-year period. The interest income earned on the additional funds available for investment on the current period was offset by a reduction in prevailing interest rates.

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

     During the six months ended April 30, 2009, our cash used in operating activities was approximately $1,415,000. This resulted from payments to suppliers, employees and consultants of approximately $1,531,000, which was offset by cash of approximately $71,000 received from collections of accounts receivable related to sales of encryption products and display technology engineering services, approximately $16,000 of interest income received and approximately $29,000 of dividend income received. Our cash provided by investing activities during the six months ended April 30, 2009 was approximately $1,471,000, which resulted from $1,443,000 received upon maturities of short-term investments consisting of certificates of deposit and U.S. government securities and approximately $28,000 received upon the sale of Digital Info Security Co. Inc. common stock. Our cash provided by financing activities during the six months ended April 30, 2009 was approximately $757,000, which resulted from cash received upon the exercise of stock options. Accordingly, during the six-months ended April 30, 2009, our cash and cash
equivalents   increased  by  approximately   $813,000  and  our  short-term  and
non-current investments in certificates of deposit and U.S. government securities decreased by approximately $1,442,000. As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at April 30, 2009 decreased to approximately $2,041,000 from approximately $2,671,000 at the end of fiscal 2008. Our operating cash accounts are maintained at FDIC-insured banks. Our bank accounts and certificates of deposit are maintained within FDIC coverage limits.

     Net accounts receivable increased by $3,000 from $103,000 at the end of fiscal 2008 to $106,000 at April 30, 2009, as a result the timing of receipts. Inventories decreased by approximately $2,000 from approximately $178,000 at October 31, 2008 to approximately $176,000 at April 30, 2009, primarily as a result of the timing of shipments and production schedules. Investment in Videocon is recorded at fair value and decreased to approximately $3,261,000 at April 30, 2009 from $3,620,000 at the end of fiscal 2008, as a result of an increase in unrealized loss of approximately $359,000 during the six months ended April 30, 2009. Investment in DISC is recorded at fair value and decreased to $336,000 at April 30, 2009 from $842,000 at the end of fiscal 2008, as a result of a decrease in the price of the DISC common stock on the Pink Sheets during the six months ended April 30, 2009 and the sale of 1,000,000 shares of DISC common stock with a cost of approximately $34,000. Accounts payable and accrued liabilities increased by approximately $2,000 from approximately $454,000 at the end of fiscal 2008 to approximately $456,000 at April 30, 2009, as a result the timing of payments. Deferred revenue decreased to $-0- at April 30, 2009 from $313,000 at the end of fiscal 2008, as a result of the license fee revenue recognized during the six months ended April 30, 2009.

     Working capital at April 30, 2009 increased to approximately $1,931,000 from approximately $1,489,000 at the end of fiscal 2008. Our working capital includes inventory of approximately $176,000 at April 30, 2009. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

     Total employee compensation expense for the six-month periods ended April 30, 2009 and 2008 was approximately $1,922,000 and $3,287,000, respectively, and for the three-month periods ended April 30, 2009 and 2008 was approximately $938,000 and $1,490,000, respectively. During the six-month periods ended April 30, 2009 and 2008, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. During the six-month periods ended April 30, 2009 and 2008, we issued 3,722,825 shares and 954,875 shares, respectively, of common stock to certain employees for services rendered. We recorded stock-based compensation expense for the six-month periods ended April 30, 2009 and 2008 of approximately $1,172,000 and $1,041,000, respectively, and for the three-month periods ended
April 30, 2009 and 2008 of approximately $578,000 and $484,000, respectively, for shares of common stock issued to employees. We recorded stock-based compensation expense for the six-month periods ended April 30, 2009 and 2008 of approximately $401,000 and $1,910,000, respectively, and for the three-month periods ended April 30, 2009 and 2008 of approximately $172,000 and $821,000, respectively, related to stock options granted to employees and directors. It is managements' intention to continue to compensate employees by issuing stock or stock options.

     In addition, during the six-month periods ended April 30, 2009 and 2008, we issued 116,792 shares and 62,306 shares, respectively, of common stock to non-employee consultants for services rendered. We recorded consulting expense for the six-month periods ended April 30, 2009 and 2008 of approximately $35,000 and $75,000, respectively, and for the three-month periods ended April 30, 2009 and 2008 of approximately $34,000 and $15,000, respectively, for shares of common stock issued to consultants. In addition, we recorded consulting expense for stock options granted to non-employee consultants, during the six-month periods ended April 30, 2009 and 2008, of approximately $7,000 and $210,000, respectively, and during the three-month periods ended April 30, 2009 and 2008, of approximately $3,000 and $3,000, respectively. It is also managements' intention to continue to compensate consultants by issuing stock or stock options.

     During the six-month periods ended April 30, 2009 and 2008, stock options to purchase 2,700,000 shares and 2,094,200 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $757,000 and $1,699,000, respectively.

     During the six months ended April 30, 2008, we issued 20,000,000 shares of our common stock to an affiliate of Videocon for an aggregate purchase price of $16,200,000 and we purchased 1,495,845 Videocon GDRs for an aggregate purchase price of $16,200,000. In April 2009 and April 2008, we received dividends of approximately $29,000 and $131,000, respectively, on the Videocon GDRs we hold. While the Videocon GDRs are held as security for the loan payable to Mars Overseas, the agreement governing such loan provides that any dividends, distributions, rights or other proceeds or benefits in respect of the Videocon GDRs shall be promptly transferred to us free and clear of any encumbrances under the agreements.

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

     We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. In fiscal 2008, we entered into the License Agreement with Videocon. Under the License Agreement, we will receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon. During the six months ended April 30, 2009, we have recognized revenue from sales of encryption products of approximately $22,000, revenue from display technology engineering services of $52,000 and revenue from display technology license fee of approximately $563,000.

     The following table presents our expected cash requirements for contractual obligations outstanding as of April 30, 2009:

                                                             Payments Due by Period
                             ----------------------------------------------------------------------------------------
                                 Less
  Contractual                    than             1-3              4-5              After
  Obligations                   1 year           years            years            5 years               Total
  -----------------------    -------------    -------------    ------------    ----------------    ------------------
  Noncancelable
  Operating Leases           $   291,000      $  478,000       $                      -            $     769,000

  Loan Payable                      -                -                  -      $   5,000,000       $   5,000,000
                             -------------    -------------    ------------    ----------------    ------------------

  Total Contractual
  Cash Obligations           $   291,000      $  478,000       $        -      $   5,000,000       $   5,769,000
                             =============    =============    ============    ================    ==================

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

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material effect on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

     As of April 30, 2009, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

     At April 30, 2009, our investment in Videocon GDRs is recorded at fair value of approximately $3,261,000 including an unrealized loss of approximately $12,939,000 and has exposure to price risk. The fair value of the Videocon GDRs is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of April 30, 2009 amounts to approximately $326,000.

     Our investment in DISC common stock at April 30, 2009 is recorded at fair value $336,000 including an unrealized loss of $47,000 and has exposure to price risk. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. Accordingly, the fair value of DISC's common stock is subject to price risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in price of this investment, as of April 30, 2009 amounts to approximately $34,000.

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

     There was no change in our internal control over financial reporting during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1A.  Risk Factors.
          -------------

     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2008.

Item 6.  Exhibits.
         ---------

          31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 17, 2009.

          31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 17, 2009.

          32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 17, 2009.

          32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 17, 2009.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COPYTELE, INC.


                                        By: /s/ Denis A. Krusos
                                            -------------------
                                            Denis A. Krusos
                                            Chairman of the Board and
                                            Chief Executive Officer
June 17, 2009                               (Principal Executive Officer)



                                        By: /s/ Henry P. Herms
                                            -------------------
                                            Henry P. Herms
                                            Vice President - Finance and
                                            Chief Financial Officer (Principal
June 17, 2009                               Financial and Accounting Officer)