Form 10-Q
period 2009-07-31
COPYTELE INC
filed 2009-09-09
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2009

                         Commission file number 0-11254


                                 COPYTELE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                11-2622630
    ---------------------------------              ---------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification no.)



         900 Walt Whitman Road
              Melville, NY                                11747
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

 Large accelerated filer [  ]                     Accelerated filer [ X ]
 Non-accelerated filer  [  ] (Do not check if a   Smaller Reporting Company [  ]
                             smaller reporting
                             company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                      Yes               No   X
                                          -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On September 3, 2009, the registrant had outstanding 142,976,137 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.


                                TABLE OF CONTENTS
                                -----------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of July 31, 2009 (Unaudited)
             and October 31, 2008                                                         3

         Condensed Consolidated Statements of Operations (Unaudited) for the nine
             months ended July 31, 2009 and 2008                                          4

         Condensed Consolidated Statements of Operations (Unaudited) for the three
             months ended July 31, 2009 and 2008                                          5

         Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
             for the nine months ended July 31, 2009                                      6

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine
             months ended July 31, 2009 and 2008                                          7

         Notes to Condensed Consolidated Financial Statements (Unaudited)                 8 - 26

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                       27 - 42

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                      42

Item 4.  Controls and Procedures.                                                         42


PART II. OTHER INFORMATION

Item 1A. Risk Factors.                                                                    43

Item 6.  Exhibits.                                                                        43

         SIGNATURES                                                                       43

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
         ---------------------

                                          COPYTELE, INC. AND SUBSIDIARIES
                                          -------------------------------
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       -------------------------------------

                                                                                     (Unaudited)
                                                                                   ----------------
                                                                                       July 31,         October 31,
                                      ASSETS                                             2009               2008
                                      ------                                       ----------------   ----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                         $     320,832      $     478,599
   Short-term investments in certificates of deposit and U.S. government securities      1,649,751          1,442,484
   Accounts receivable, net of allowance for doubtful accounts of $206,000 and
       $223,000, respectively                                                               12,090            103,000
   Inventories                                                                             138,477            178,144
   Prepaid expenses and other current assets                                                58,196             54,348
                                                                                   ----------------   ----------------
                    Total current assets                                                 2,179,346          2,256,575

INVESTMENT in U. S. government securities, noncurrent, at amortized cost                         -            749,711

INVESTMENT in Videocon Industries Limited global depository receipts,
  at fair value                                                                          5,654,294          3,619,945

INVESTMENT in Digital Info Security Co. Inc. common stock, at fair value                   220,000            841,800

PROPERTY AND EQUIPMENT, net                                                                 23,679             29,838

                                                                                   ----------------   ----------------
                                                                                     $   8,077,319      $   7,497,869
                                                                                   ================   ================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                  $     103,551      $     384,896
   Accrued liabilities                                                                     108,461             69,364
   Deferred revenue, non-refundable license fee                                                  -            313,332
                                                                                   ----------------   ----------------
                    Total current liabilities                                              212,012            767,592

LOAN PAYABLE TO RELATED PARTY                                                            5,000,000          5,000,000

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $100 per share; 500,000 shares authorized; no
      shares issued or outstanding                                                               -                  -
   Common stock, par value $.01 per share; 240,000,000 shares authorized;
        141,817,996 and 132,497,881 shares issued and outstanding, respectively          1,418,180          1,324,979
   Additional paid-in capital                                                          112,841,759        109,348,894
   Loan receivable from related party                                                   (5,000,000)        (5,000,000)
   Accumulated deficit                                                                 (95,692,966)       (91,788,341)
   Accumulated other comprehensive loss                                                (10,701,666)       (12,155,255)
                                                                                   ----------------   ----------------
                                                                                         2,865,307          1,730,277
                                                                                   ----------------   ----------------
                                                                                     $   8,077,319      $   7,497,869
                                                                                   ================   ================




          The accompanying notes are an integral part of these condensed consolidated financial statements.


                                 COPYTELE, INC. AND SUBSIDIARIES
                                 -------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   -----------------------------------------------------------


                                                                          For the Nine Months Ended
                                                                                  July 31,
                                                                      ---------------------------------
                                                                           2009              2008
                                                                      ---------------   ---------------
NET REVENUE
         Revenue from sales of encryption products, net                 $     71,305      $    329,710
         Revenue from display engineering services, net                       52,000                 -
         Display technology license fee                                      813,332           770,000
                                                                      ---------------   ---------------
                  Total net revenue                                          936,637         1,099,710
                                                                      ---------------   ---------------

COST AND OPERATING EXPENSES
         Cost of encryption products sold                                     40,384            84,881
         Cost of display engineering services                                 18,200                 -
         Research and development expenses                                 2,532,922         3,374,270
         Selling, general and administrative expenses                      2,295,653         3,052,585
                                                                      ---------------   ---------------
                  Total cost and operating expenses                        4,887,159         6,511,736
                                                                      ---------------   ---------------

LOSS FROM OPERATIONS                                                      (3,950,522)       (5,412,026)

DIVIDEND INCOME                                                               29,468           130,887

INTEREST INCOME                                                               16,429            25,297
                                                                      ---------------   ---------------

 NET LOSS                                                               $ (3,904,625)     $ (5,255,842)
                                                                      ===============   ===============


PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                              $      (0.03)     $      (0.04)
                                                                      ===============   ===============

Weighted average shares used in computing net loss per share:
         Basic and Diluted                                               137,191,065       128,798,027
                                                                      ===============   ===============


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                 COPYTELE, INC. AND SUBSIDIARIES
                                 -------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   -----------------------------------------------------------

                                                                          For the Three Months Ended
                                                                                   July 31,
                                                                      ----------------------------------
                                                                           2009               2008
                                                                      ---------------   ----------------
NET REVENUE
         Revenue from sales of encryption products, net                 $     49,765       $    112,130
         Revenue from display engineering services, net                            -                  -
         Display technology license fee                                      250,000            770,000
                                                                      ---------------   ----------------
                  Total net revenue                                          299,765            882,130
                                                                      ---------------   ----------------

COST AND OPERATING EXPENSES
         Cost of encryption products sold                                     34,866             34,711
         Cost of display engineering services                                      -                  -
         Research and development expenses                                   649,092            930,266
         Selling, general and administrative expenses                        806,108            658,535
                                                                      ---------------   ----------------
                  Total cost and operating expenses                        1,490,066          1,623,512
                                                                      ---------------   ----------------

LOSS FROM OPERATIONS                                                      (1,190,301)          (741,382)

DIVIDEND INCOME                                                                    -                  -

INTEREST INCOME                                                                4,537             12,216
                                                                      ---------------   ----------------

 NET LOSS                                                               $ (1,185,764)      $   (729,166)
                                                                      ===============   ================


PER SHARE INFORMATION:
Net loss per share:
         Basic and Diluted                                              $      (0.01)      $      (0.01)
                                                                      ===============   ================

Weighted average shares used in computing net loss per share:
         Basic and Diluted                                               140,425,848        130,406,487
                                                                      ===============   ================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                COPYTELE, INC. AND SUBSIDIARIES
                                                -------------------------------
                                   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   --------------------------------------------------------
                                         FOR THE NINE MONTHS JULY 31, 2009 (UNAUDITED)
                                         ---------------------------------------------


                                                                                  Loan                    Accumulated
                                               Common Stock       Additional   Receivable                    Other         Total
                                         ----------------------    Paid-in        From       Accumulated Comprehensive Shareholders'
                                            Shares    Par Value    Capital    Related Party    Deficit        Loss        Equity
                                         ----------- ---------- ------------ ------------- ------------- ------------- -------------
BALANCE, October 31, 2008                132,497,881 $1,324,979 $109,348,894  $(5,000,000) $(91,788,341) $(12,155,255)  $ 1,730,277

  Stock option compensation to employees           -          -      660,152            -             -             -       660,152
  Stock option compensation to consultants         -          -        9,918            -             -             -         9,918
  Common stock issued upon exercise of
   stock options under stock option plans  4,150,000     41,500    1,206,600            -             -             -     1,248,100
  Common stock issued to employees
   pursuant to stock incentive plans       5,017,790     50,178    1,570,745            -             -             -     1,620,923
  Common stock issued to consultants
   pursuant to stock incentive plans         152,325      1,523       45,450            -             -             -        46,973
  Unrealized gain on investment in
   Videocon Industries Limited
   global depository receipts                      -          -            -            -             -     2,034,349     2,034,349
  Unrealized (loss) on investment in
    Digital Info Security Co., Inc.                -          -            -            -             -      (580,760)     (580,760)
  Net loss                                         -          -            -            -    (3,904,625)            -    (3,904,625)
                                         ----------- ---------- ------------ ------------- ------------- ------------- -------------

BALANCE, July 31, 2009                   141,817,996 $1,418,180 $112,841,759  $(5,000,000) $(95,692,966) $(10,701,666)  $ 2,865,307
                                         =========== ========== ============ ============= ============= ============= =============


               The accompanying notes are an integral part of these condensed consolidated financial statements.


                                     COPYTELE, INC. AND SUBSIDIARIES
                                     --------------------------------
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        -----------------------------------------------------------

                                                                                   For the Nine Months Ended
                                                                                           July 31,
                                                                              -----------------------------------
                                                                                    2009                2008
                                                                              ---------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Payments to suppliers, employees and consultants                             $ (2,387,870)      $  (2,545,210)
   Cash received from encryption and display products and services                   111,835             122,310
   Cash received from display technology license fees                                250,000           2,000,000
   Dividend received                                                                  29,468             130,887
   Interest received                                                                  17,663              25,297
                                                                              ---------------   -----------------
           Net cash used in operating activities                                  (1,978,904)           (266,716)
                                                                              ---------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Disbursements to acquire Videocon Industries Limited global depository
     receipts                                                                              -         (16,200,000)
   Disbursements to acquire long-term investments (U.S. government securities)             -            (999,538)
   Disbursements to acquire short-term investments (certificates of deposit
     And U.S. government securities)                                                (899,866)         (1,881,321)
   Proceeds from maturities of short-term investments (certificates of deposit
     And U.S. government securities)                                               1,443,000             841,000
   Proceeds from sale of Digital Info Security Co., Inc. common stock                 31,838                   -
   Payments for purchases of property and equipment                                   (1,935)            (12,354)
                                                                              ---------------   -----------------
           Net cash provided by (used in) investing activities                       573,037         (18,252,213)
                                                                              ---------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock to Videocon Industries Limited                       -          16,200,000
   Issuance of loan receivable from related party                                          -          (5,000,000)
   Proceeds from issuance of loan payable to related party                                 -           5,000,000
   Proceeds from exercise of stock options                                         1,248,100           2,107,305
                                                                              ---------------   -----------------
           Net cash provided by financing activities                               1,248,100          18,307,305
                                                                              ---------------   -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (157,767)           (211,624)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     478,599             669,141
                                                                              ---------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    320,832       $     457,517
                                                                              ===============   =================

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Net loss                                                                     $ (3,904,625)      $  (5,255,842)
   Stock option compensation to employees                                            660,152           2,388,387
   Stock option compensation to consultants                                            9,918             213,588
   Stock awards granted to employees pursuant to stock incentive plans             1,620,923           1,437,284
   Stock awards granted to consultants pursuant to stock incentive plans              46,973              92,363
   Provision for doubtful accounts                                                   103,000             120,000
   Provision for (recovery of) slow moving inventory reserve                          14,482             (16,440)
   Depreciation and amortization                                                       8,094               7,809
   Amortized discount on investments (U.S. government securities)                       (690)                  -
   Loss on sale of Digital Info Security Co., Inc. common stock                        9,202                   -
   Change in operating assets and liabilities:
      Accounts receivable                                                            (12,090)           (207,400)
      Inventories                                                                     25,185              23,062
      Prepaid expenses and other current assets                                       (3,848)             14,936
      Accounts payable and accrued liabilities                                      (242,248)           (314,463)
      Deferred revenue                                                              (313,332)          1,230,000
                                                                              ---------------   -----------------
           Net cash used in operating activities                                $ (1,978,904)     $     (266,716)
                                                                              ===============   =================


      The accompanying notes are an integral part of these condensed consolidated financial statements.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (UNAUDITED)
                                   -----------

1.       BUSINESS AND FUNDING
         --------------------

Description of Business and Basis of Presentation
-------------------------------------------------

         Our principal operations are the development, production and marketing of thin, flat, low-voltage phosphor display technology, the development of thin, flat, low-power passive display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

         The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The information contained herein is for the nine-month and three-month periods ended July 31, 2009 and 2008. In management's opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. Certain prior year amounts have been reclassified to conform with current year presentation.

         The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. ("CopyTele International") and CopyTele Marketing Inc. ("CopyTele Marketing"). CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in July 2007 and September 2007, respectively. CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company ("Videocon"). As of July 31, 2009, CopyTele Marketing was inactive. All significant intercompany transactions have been eliminated in consolidation. In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through September 9, 2009, the date the condensed consolidated financial statements were issued.

         The results of operations for interim periods presented are not necessarily indicative of the results that may be expected for a full year or any interim period. Reference is made to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, for more extensive disclosures than contained in these condensed consolidated financial statements.

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

         Level 2 - Financial assets whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. We do not currently have any Level 2 financial assets.

         Level 3 - Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset. We do not currently have any Level 3 financial assets.

         As of July 31, 2009, our Level 1 financial assets consist of the following:

                                                                     Fair Value
                                                                       as of
                                                                   July 31, 2009
                                                                  --------------
           Money market funds - Cash and cash equivalents         $     45,934
           U.S. government securities - Short-term investments       1,649,751
           Videocon Industries Limited global depository receipts    5,654,294
           Digital Info Security Co. Inc. common stock                 220,000

         The adoption of SFAS No. 157 did not have a material effect on our condensed consolidated financial statements. In February 2007, The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees to those items in earnings as incurred and not deferred. SFAS No. 159 became effective for us as of November 1, 2008. As we did not elect the fair value option for our financial instruments, the adoption of this standard did not have an impact on our condensed consolidated financial statements.

Funding and Management's Plans
------------------------------

         From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and initial public offering, and upon the exercise of stock options. In addition, commencing in the fourth quarter of fiscal 1999, we have generated cash flows from sales of our encryption products and services and in May 2008 commenced receiving license fees related to our display technology from Videocon pursuant to the License Agreement (as defined below).

         During the nine months ended July 31, 2009, our cash used in operating activities was approximately $1,979,000. This resulted from payments to suppliers, employees and consultants of approximately $2,388,000, which was offset by cash of approximately $112,000 received from collections of accounts receivable related to sales of encryption products and display technology engineering services, $250,000 received from display technology licensing fee, approximately $18,000 of interest income and approximately $29,000 of dividend income received. Our cash provided by investing activities during the nine months ended July 31, 2009 was approximately $573,000, which resulted from $1,443,000 received upon maturities of short-term investments consisting of certificates of deposit and U.S. government securities and approximately $32,000 received upon the sale of Digital Info Security Co. Inc. common stock, offset by a purchase of short-term U.S. government securities of approximately $900,000 and purchases of approximately $2,000 of equipment. Our cash provided by financing activities during the nine months ended July 31, 2009 was approximately $1,248,000, which resulted from cash received upon the exercise of stock options. Accordingly, during the nine-months ended July 31, 2009, our cash and cash equivalents decreased by approximately $158,000 and our short-term and non-current investments in certificates of deposit and U.S. government securities decreased by approximately $542,000. As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at July 31, 2009 decreased to approximately $1,971,000 from approximately $2,671,000 at the end of fiscal 2008. Our operating cash accounts are maintained at FDIC-insured banks. Our bank accounts and certificates of deposit are maintained within FDIC coverage limits.

         Total employee compensation expense for the nine-month periods ended July 31, 2009 and 2008 was approximately $2,811,000 and $4,340,000, respectively, and for the three-month periods ended July 31, 2009 and 2008 was approximately $889,000 and $1,053,000, respectively. During the nine-month ended July 31, 2009 and 2008, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. We recorded stock-based compensation expense for the nine-month periods ended July 31, 2009 and 2008 of approximately $1,621,000 and $1,437,000, respectively, and for the three-month periods ended July 31, 2009 and 2008 of approximately $449,000 and $396,000, respectively, for shares of common stock issued to employees. We recorded stock-based compensation expense for the nine-month periods ended July 31, 2009 and 2008 of approximately $660,000 and $2,388,000, respectively, and for the three-month periods ended July 31, 2009 and 2008 of approximately $259,000 and $479,000, respectively, related to stock options granted to employees and directors. It is managements' intention to continue to compensate employees by issuing stock or stock options.

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

Related Party Transactions with Videocon Industries Limited
-----------------------------------------------------------

         In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the "License Agreement") with Videocon. Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the "Licensed Technology"), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology. Under the License Agreement, we expect to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon. In April 2008, the government of India approved the License Agreement. As of July 31, 2009, we have received aggregate license fee payments of $2,500,000.

         Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce display modules, and also is to provide all tooling and fixtures required for the production process. As part of our assistance to Videocon to produce such display modules, we have been exchanging information with Videocon employees so that they may understand the CopyTele technology. We are currently cooperating with Videocon to jointly implement the CopyTele technology prior to production, to produce prototypes of such modules. Videocon is utilizing its display processing technology and facilities to continue to produce various configurations of our display matrix to optimize its performance. The matrix is the main component of our display, since it contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our display. CopyTele and Videocon are also working together to incorporate two other versions of our display technology. Improvements to the technology, when and if available, are to be jointly owned by CopyTele and Videocon. Significant improvements, as defined in the License Agreement, may result in additional compensation to CopyTele. CopyTele has determined that any improvements which are not significant in nature are inconsequential.

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

         We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements. Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. License fee payments received from Videocon which are in excess of the amounts recognized as revenue ($-0- as of July 31, 2009 and approximately $313,000 as of October 31, 2008) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheets.

         During the quarter ended April 30, 2009, we agreed to reimburse Videocon $250,000 for engineering services related to another version of our display technology and we modified the payment terms from Videocon during the quarter. The license fee revenue recognized during the three months ended April 30, 2009 of $250,000 represented an offset against amounts due to Videocon for the aforementioned engineering services, in lieu of a cash payment. In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms, which was recognized as license fee revenue during the three months ended July 31, 2009. In August 2009, we received an additional license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms. However, the total license fee of $11 million remains payable over the 27 month period, which commenced in May 2008, and Videocon's obligations with respect to production, and CopyTele's assistance, under the License Agreement remain unaffected.

Subsequent Events
-----------------

         In August 2009, we entered into a development agreement with a U.S. company to provide engineering and implementation support for the development of our patented extremely low power passive monochrome or color display for use in portable devices. This company has experience in the field involving portions of our display technology. Our proprietary extremely low power display that we are developing, in conjunction with the U.S. company, incorporates a new micro-matrix substrate. The display is designed to have bi-stability capability, and uses low power when an image is being created. Once an image is created, power consumption is negligible. The display is expected to have both monochrome and or color capability, and operate over wide temperature and environmental conditions. The display utilizes a single substrate so that it can be extremely thin, rugged and low weight. This display can be made any size, is expected to be low cost, and is especially suitable for portable devices, such as, cell phones, I-phones, and e-books, and other potential portable devices.

         With the arrival of the rapidly expanding digital book and news media applications, in August 2009 we entered into an Engagement Agreement with ZQX Advisors, LLC ("ZQX") to assist us in seeking business opportunities and licenses for our electrophoretic display technology (E-Paper(R)). ZQX has an experienced business and legal team to assist us in this area. Concurrently with entering into the Engagement Agreement, we acquired a 19.5% interest in ZQX in exchange for 800,000 unregistered shares of our common stock and warrants to purchase an additional 500,000 unregistered shares, of which warrants to purchase 250,000 shares are exercisable at $0.37 per share and warrants to purchase 250,000 shares are exercisable at $0.555 per share. The warrants expire in August 2019.

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

Stock Option Compensation Expense
---------------------------------

         We account for stock options granted to employees and directors using SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No.123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $660,000, and $2,388,000 during the nine-month periods ended July 31, 2009 and 2008, respectively, and of approximately $259,000 and $479,000 during the three-month periods ended July 31, 2009 and 2008, respectively, in accordance with SFAS No. 123R. Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the nine-month periods ended July 31, 2009 and 2008 by $0.00 and $0.02, respectively and for the
three-month   periods  ended  July  31,  2009  and  2008  by  $0.00  and  $0.00, respectively.

         Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the nine-months periods ended July 31, 2009 and 2008 was approximately $32,000, and $-0-, respectively, and during the three-month periods ended July 31, 2009 and 2008 was approximately $7,000 and $-0-, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of July 31, 2009, there was approximately $2,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors, which is expected to be amortized during the current fiscal year.

         We also account for stock options granted to consultants using SFAS No. 123R. We recognized consulting expense for stock options granted to non-employee consultants, during the nine-months periods ended July 31, 2009, and 2008, of approximately $10,000, and $214,000, respectively, and during the three-month periods ended July 31, 2009 and 2008, of approximately $3,000 and $3,000, respectively. Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants. As of July 31, 2009, there was approximately $3,000 of unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants, which is expected to be amortized during the current fiscal year.

Fair Value Determination
------------------------

         In accordance with SFAS No. 123R, we estimate the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes pricing model. We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups. Stock options we granted during the nine months ended July 31, 2009 consisted of awards of stock options with 10-year terms which vested immediately. Stock options granted during the nine months ended July 31, 2008 consisted of awards of stock options with 10-year terms which vested either immediately or over future periods of from three months to three years.

              We estimated the fair value of stock option awards using the following assumptions:

                                                 For the Nine Months               For the Three Months
                                                    Ended July 31,                     Ended July 31,
                                           ------------------------------    -------------------------------
                                               2009              2008              2009             2008
                                           -------------    -------------    -------------     -------------
Expected term (in years)                        2.0              3.5               1.9               2.4
Volatility                                     103%              91%               110%              86%
Risk-free interest rate                        .87%             3.25%              .94%             2.58%
Dividend yield                                   0                0                 0                 0
Weighted average fair value at grant date      $0.15            $0.56             $0.17             $0.34

         The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. Because our stock options are "plain vanilla", we estimated the expected term using a modified version of the simplified method of calculation, as prescribed by Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). This modified calculation uses the actual life for stock options that have been settled, and a uniform distribution assumption for the stock options still outstanding. Under SAB 107, stock options are considered to be "plain vanilla" if they have the following basic characteristics: granted "at-the-money"; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and stock options are non-transferable and non-hedgeable. In December 2007, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 110, "Share-Based Payment" ("SAB 110"). SAB 110 permits the use of the simplified method in SAB 107 for employee stock option grants after December 31, 2007 for companies whose historical data about their employees' exercise behavior does not provide a reasonable basis for estimating the expected term of the stock options. We have adopted SAB 110 and continued to use a modified version of the simplified method to estimate the expected term for stock options granted after December 2007, as adequate historical experience is not available to provide a reasonable estimate of the expected term for the stock options still outstanding. We intend to continue applying a modified version of the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee stock option grants.

         We estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected life of the stock options.

         We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants.

         We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

         Under SFAS No. 123R, the amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest. Accordingly, we reduce the fair value of the stock option awards for expected forfeitures. We estimated expected forfeitures based on our historical experience.

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

Stock Option Activity
---------------------

         During the nine-month periods ended July 31, 2009 and 2008, we granted stock options to purchase 4,160,000 shares and 5,005,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $.30 and $0.92 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"). During the nine-month periods ended July 31, 2009 and 2008, stock options to purchase 4,150,000 shares and 2,679,200 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,248,000 and $2,107,000, respectively.

Stock Option Plans
------------------

         As of July 31, 2009, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the "1993 Plan"), the CopyTele, Inc. 2000 Share Incentive Plan ("2000 Share Plan") and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

         Upon approval of the 2000 Share Plan by our shareholders in July 2000, the 1993 Plan was terminated with respect to the grant of future stock options. Information regarding the 1993 Plan for the nine months ended July 31, 2009 is as follows:

                                                             Current Weighted     Aggregate
                                                             Average Exercise     Intrinsic
                                                  Shares      Price Per Share       Value
                                              -------------- ----------------- ---------------
Shares Under Option at October 31, 2008             779,000        $1.10
  Cancelled                                         (43,000)       $1.31
  Expired                                           (50,000)       $1.31
                                              --------------
Shares Under Option and Exercisable at
  July 31, 2009                                     686,000        $1.07            $-0-
                                              --------------

         The  following  table  summarizes   information   about  stock  options
outstanding under the 1993 Plan as of July 31, 2009:


                    Stock Options Outstanding and Exercisable
  -----------------------------------------------------------------------------
                                                 Weighted
                                                  Average
                                                 Remaining         Weighted
          Range of               Number      Contractual Life      Average
       Exercise Prices        Outstanding       (in years)      Exercise Price
  -----------------------------------------------------------------------------

       $0.84 to $1.00           575,000            0.30              $0.99
       $1.13 to $1.56           111,000            0.80              $1.49

         The exercise price with respect to all of the stock options granted under the 1993 Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date.

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

         The 2000 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each stock option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares at the date of grant and incentive stock options will not be exercisable for more than 10 years.

         Information regarding the 2000 Share Plan for the nine months ended July 31, 2009 is as follows:

                                                             Current Weighted     Aggregate
                                                             Average Exercise     Intrinsic
                                                 Shares       Price Per Share       Value
                                             -------------- ------------------- --------------
Shares Under Option at October 31, 2008           1,772,466        $0.79
  Exercised                                               -        $-0-
                                             --------------
Shares Under Option and Exercisable at
  July 31, 2009                                   1,772,466        $0.79             $-0-
                                             --------------

         The  following  table  summarizes   information   about  stock  options
outstanding under the 2000 Share Plan as of July 31, 2009:

                   Stock Options Outstanding and Exercisable
  ----------------------------------------------------------------------------
                                                 Weighted
                                                 Average
                                                Remaining         Weighted
          Range of              Number         Contractual        Average
      Exercise Prices         Outstanding    Life (in years)   Exercise Price
  ----------------------------------------------------------------------------

           $0.40                445,000            2.14             $0.40
           $0.69                505,466            1.42             $0.69
       $0.94 - $1.09            822,000            1.17             $1.06

         The exercise price with respect to all of the stock options granted under the 2000 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of July 31, 2009, 21,508 shares were available for future grants under the 2000 Share Plan.

         The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company. The maximum number of shares of common stock available for issuance under the 2003 Share Plan initially was 15,000,000 shares. On October 8, 2004, February 9, 2006, August 22, 2007 and December 3, 2008, the 2003 Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,000 shares, 55,000,000 shares, and
70,000,000 shares, respectively. Current and future non-employee directors are automatically granted nonqualified stock options to purchase 60,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors. The 2003 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each stock option.

         Information regarding the 2003 Share Plan for the nine months ended July 31, 2009 is as follows:

                                                              Current Weighted     Aggregate
                                                              Average Exercise      Intrinsic
                                                  Shares       Price Per Share       Value
                                             --------------- ------------------- --------------
Shares Under Option at October 31, 2008          17,217,045         $0.79
  Granted                                         4,160,000         $0.30
  Exercised                                      (4,150,000)        $0.30
  Cancelled                                      (1,200,000)        $0.91
                                             ---------------
Shares Under Option at July 31, 2009             16,027,045         $0.78           $62,400
                                             ---------------
Options Exercisable at July 31, 2009             15,917,045         $0.78           $62,400
                                             ---------------

              The following table summarizes information about stock options outstanding under the 2003 Share Plan as of July 31, 2009:

                                Stock Options Outstanding                       Stock Options Exercisable
                      ---------------------------------------------  -----------------------------------------------
                                          Weighted                                       Weighted
                                          Average        Weighted                         Average         Weighted
                                         Remaining        Average                        Remaining         Average
     Range of            Number         Contractual      Exercise        Number      Contractual Life     Exercise
 Exercise Prices      Outstanding     Life (in years)      Price      Exercisable       (in years)          Price
----------------------------------------------------------------------------------------------------------------------
  $0.25 - $0.65         5,005,970           5.40             $0.54       5,005,970         5.40              $0.54
  $0.70 - $0.84         5,251,075           7.13             $0.79       5,141,075         7.16              $0.79
  $0.86 - $1.46         5,770,000           6.46             $0.99       5,770,000         6.46              $0.99

         The exercise price with respect to all of the stock options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of July 31, 2009, 9,302,606 shares were available for future grants under the 2003 Share Plan.

Stock Grants
------------

         We account for stock grants to employees and consultants based on their grant date fair value. During the nine-month periods ended July 31, 2009 and 2008, we issued 5,017,790 shares and 1,453,060 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan. We recorded compensation expense for the nine-month periods ended July 31, 2009 and 2008, of approximately $1,621,000 and $1,437,000, respectively, and for the three-month periods ended
July 31, 2009 and 2008, of approximately $449,000 and $396,000, respectively, for the shares of common stock issued to employees. In addition, during the nine-month periods ended July 31, 2009 and 2008, we issued 152,325 shares and 85,171 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan. We recorded consulting expense for the nine-month periods ended July 31, 2009 and 2008 of approximately $47,000 and $92,000, respectively, and for the three-month periods ended July 31, 2009 and 2008 of approximately $12,000 and $17,000, respectively, for the shares of common stock issued to consultants.


3.       CONCENTRATION OF CREDIT RISK
         ----------------------------

         Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. During the nine months ended July 31, 2009, one customer in the Display Technology Segment represented 87% of total net revenue. During the nine months ended July 31, 2008, one customer in the Display Technology Segment represented 70% of total net revenue and one customer in the Encryption Products and Services Segment represented 19% of total net revenue. At July 31, 2009, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable and at October 31, 2008, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable.

4.       RELATED PARTY TRANSACTIONS WITH DIGITAL INFO SECURITY CO., INC.
         ---------------------------------------------------------------

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

          During the nine months ended July 31, 2009, we sold 1,200,000 shares of DISC's common stock for approximately $32,000 and recorded a loss on such sale of approximately $9,000. As of July 31, 2009, we held 11,000,000 shares of DISC's common stock. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. Based on the number of DISC shares outstanding as set forth in DISC's September 30, 2008 public financial report, the most recent available, as of July 31, 2009 we held approximately 10% of the outstanding common stock of DISC.

5.       FINANCIAL INSTRUMENTS
         ---------------------

Short-term Investments and Investments in U.S. Government Securities
--------------------------------------------------------------------

         At July 31, 2009 and October 31, 2008, we had marketable securities that were classified as "held-to-maturity securities" and were carried at amortized costs. Held-to-maturity securities consist of the following:

                                                        July 31,     October 31,
                                                          2009          2008
                                                    --------------  ------------
       Current:
         U.S. Government securities                 $  1,649,751   $   999,484
         Certificates of deposit                            -           443,000
                                                    --------------  ------------
       Total current held-to-maturity securities    $  1,649,751    $ 1,442,484
                                                    ==============  ============

       Noncurrent:
         U.S. Government securities                 $       -       $   749,711
                                                    --------------  ------------
       Total noncurrent held-to-maturity securities $       -       $   749,711
                                                    ==============  ============

       Total held-to-maturity securities            $  1,649,751    $ 2,192,195
                                                    ==============  ============

         At July 31, 2009 and October 31, 2008, the length of time until maturity of current held-to-maturity securities was less than twelve months. At October 31, 2008, the length of time until maturity of noncurrent held-to-maturity securities was fifteen months. At July 31, 2009, and October 31, 2008, the estimated fair value of each investment approximated its amortized cost, and, therefore, there were no significant unrecognized holding gains or losses.

Investment in Videocon
----------------------

         Our investment in Videocon is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive loss, net of the related tax effects, in shareholders' equity. Cost is determined using the specific identification method. The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. The cost, unrealized loss and fair value of our investment in Videocon as of July 31, 2009 and October 31, 2008, are as follows:

                                         July 31,            October 31,
                                           2009                 2008
                                    ------------------    ------------------
                 Cost                  $16,200,000           $16,200,000
                 Unrealized loss       (10,545,706)          (12,580,055)
                                    ------------------    ------------------
                 Fair Value            $ 5,654,294           $ 3,619,945
                                    ==================    ==================

         SFAS No. 115, "Accounting for Certain Investments in Debt or Equity Securities", requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary. Unless evidence exists to support a realizable value equal to or greater than the cost of the investment, a write-down accounted for as a realized loss should be recorded. We assess at each reporting period our investment in Videocon to determine if a decline that is other than temporary has occurred. In evaluating the realizable value of the investment in Videocon, we considered the requirement that the Videocon GDRs must be held in escrow for seven years from the purchase closing date of December 2007 as security for the loan from Mars Overseas to CopyTele International. Videocon's financial condition and its future potential in both its Consumer Electronics & Home Appliances segment and its Crude Oil & Natural Gas segment are also evaluated. Based on our evaluation, we have determined that the decline in our investment in Videocon is due to the current economic climate and that such decline is temporary. Accordingly, a realized loss was not recognized during the nine-months ended July 31, 2009. The unrealized loss recognized during the nine-months ended July 31, 2009 is reflected in accumulated other comprehensive loss in the accompanying condensed consolidated statement of shareholders' equity.

Investment in DISC
------------------

          Our investment in DISC is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive loss, net of the related tax effects, in shareholders' equity. Cost is determined using the specific identification method. The fair value of DISC's common stock is based on the closing price on the Pink Sheets. The cost, unrealized (loss) gain and fair value of our investment in DISC as of July 31, 2009 and October 31, 2008, are as follows:

                                             July 31,            October 31,
                                               2009                 2008
                                        ------------------    ------------------
                 Cost                      $ 375,960             $ 417,000
                 Unrealized (loss) gain     (155,960)              424,800
                                        ------------------    ------------------
                 Fair Value                $ 220,000             $ 841,800
                                        ==================    ==================


6.       INVENTORIES
         -----------

         Inventories consist of the following as of:

                                             July 31,            October 31,
                                               2009                 2008
                                        ------------------    ------------------
                 Component parts           $  46,793             $  67,853
                 Work-in-process               5,207                 5,079
                 Finished products            86,477               105,212
                                        ------------------    ------------------
                                           $ 138,477             $ 178,144
                                        ==================    ==================


7.       NET LOSS PER SHARE OF COMMON STOCK
         ----------------------------------

         In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the nine- month and three-month periods ended July 31, 2009 and 2008, were stock options to purchase 18,485,511 shares and 19,708,511 shares, respectively.


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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exact price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements.

          In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. FAS 157-2") This FSP permits a one-year deferral of application of SFAS No. 157 for non financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of FSP No. FAS 157-2 is not expected to have a material effect on our consolidated financial statements.

         In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significant Decreased and Identifying Transactions That Are Not Orderly" ("FSP No. FAS 157-4"). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when there has been a significant decrease in market activity for a financial asset. An entity is required to base its conclusion about whether a transaction was distressed on the weight of the evidence presented. This FSP also re-affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly market (as opposed to a distressed or forced transaction). Additional enhanced disclosures are also required in accordance with this FSP. FSP No. FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 did not have a material effect on our consolidated financial statements.

         In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP No. FAS 107-1 and APB 28-1"), principally to require publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have a material effect on our consolidated financial statements.

         In April  2009,  the FASB  issued  FSP No.  FAS  115-2  and FAS  124-2,
"Recognition and Presentation of Other-Than-Temporary Investments" (FSP No. 115-2 and FSP 124-2"). FSP No. FAS 115-23 and FSP 124-2 amends the other-than-temporary impairment guidance for debt securities. Under FSP No. FAS 115-2 and FAS 124-2, the pre-existing "intent and ability" trigger was modified such that an other-than-temporary impairment is now trigged when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover the entire amortized cost basis of the security ("credit related loss"). Credit related losses on debt securities will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income. FSP No. FAS 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and 124-2 did not have a material effect on our consolidated financial statements.

         In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on our consolidated financial statements.

         In June 2009, the FASB issued SFAS No. 168, "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." This standard replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," and establishes only two levels of U.S. generally accepted accounting principles (GAAP): authoritative and non-authoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, nongovernmental GAAP for Securities and Exchange Commission ("SEC") registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This Standard is effective for financial statements for interim or annual reporting ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any effect on our consolidated financial statements.

9.       INCOME TAXES
         ------------

         We file Federal and New York State income tax returns. Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1994. We account for interest and penalties related to income tax matters in selling, general and administrative expenses.

         On November 1, 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements. There were no unrecognized tax benefits as of the date of our adoption of FIN 48 and its adoption did not have a material effect on our condensed consolidated financial statements.


10.      SEGMENT INFORMATION
         -------------------

         We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Reportable operating segments are determined based on management's approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services. The following represents selected financial information for our segments for the nine-month and three-month periods ended July 31, 2009 and 2008:

                                        Display           Encryption
            Segment Data               Technology         Products and            Total
                                                            Services
-----------------------------------------------------   -----------------   -----------------
Nine Months Ended July 31, 2009:
   Net revenue                          $    865,332        $     71,305        $    936,637
   Net loss                               (1,476,301)         (2,428,324)         (3,904,625)

Nine Months Ended July 31, 2008:
   Net revenue                          $    770,000        $    329,710        $  1,099,710
   Net loss                               (2,620,384)         (2,635,458)         (5,255,842)


                                        Display           Encryption
            Segment Data               Technology         Products and            Total
                                                            Services
-----------------------------------------------------   -----------------   -----------------

Three Months Ended July 31, 2009:
   Net revenue                            $  250,000          $   49,765        $    299,765
   Net loss                                 (472,659)           (713,105)         (1,185,764)

Three Months Ended July 31, 2008:
   Net revenue                            $  770,000          $  112,130        $    882,130
   Net loss                                  (69,161)           (660,005)           (729,166)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

GENERAL
-------

         Our principal operations are the development, production and marketing of thin, flat, low-voltage phosphor display technology, the development of thin, flat, low-power passive display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

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

         In November 2007, we entered into a Technology License Agreement (as amended, the "License Agreement") with Videocon Industries Limited, an Indian company ("Videocon"). Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the "Licensed Technology"), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology. Under the License Agreement, we expect to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon. In April 2008, the government of India approved the License Agreement. As of July 31, 2009, we have received aggregate license fee payments of $2,500,000.

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

         CopyTele and Videocon are working together to implement our technology into production display modules. The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits. Under the License Agreement, Videocon, with assistance from CopyTele, is to provide the design and process engineering required to produce such display modules, and also is to provide all tooling and fixtures required for the production process. Videocon has a group of qualified and experienced personnel assigned to this program. As part of our assistance to Videocon to produce such display modules, we are providing technical support to Videocon's technical team. We are also cooperating with Videocon to jointly implement the

CopyTele technology prior to production to produce prototypes of such modules. Videocon is utilizing its display processing technology and facilities to continue to produce various configurations of our display matrix to optimize its performance. The matrix is the main component of our display, since it contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our display. CopyTele and Videocon are also working together to incorporate two other versions of our display technology. Improvements to the technology are to be jointly owned by CopyTele and Videocon.

         Under the License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology. We also continue to have the right to utilize Volga Svet Ltd., a Russian display company that we have been working with for more than twelve years ("Volga"), and an Asian company that CopyTele has been working with for more than six years, to produce and market, products utilizing the Licensed Technology. Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele and Videocon.

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

         Our display technology includes a proprietary mixture of specially coated carbon nanotubes and nano materials in combination with our proprietary low voltage color phosphors. The specially coated carbon nanotubes, which are supplied to us by a U.S. company, and nano materials, require a low voltage for electron emission and are extremely small - approximately 10,000 times thinner than the width of a human hair. The 5.5 inch (diagonal) display we developed has 960 x 234 pixels and utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located extremely close from the pixels. The matrix also has a high pixel field factor to obtain high contrast and low power consumption. As a result, each pixel phosphor brightness is controlled using less than 40 volts. The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology. We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition. We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

         Some other characteristics of our display technology are as follows:

         o We have developed a proprietary system which allows us to evacuate our display; to rapidly vacuum seal it at a low temperature to accommodate the matrix; and to create lithographic type spacers to assemble our display utilizing only 0.7mm glass.

               We thus obtain a display thickness of approximately 1/16th of an inch, thinner than LCD (liquid crystal) and PDP (plasma) displays.
         o The display matrix, phosphor excitation system, and drivers are all on one substrate.
         o Our display is able to select and change the brightness of each individual pixel, requiring less than 40 volts on each pixel phosphor to change the brightness from black to white. This compares to thousands of volts required for other video phosphor based displays, which leads to inherent breakdowns and short life.
         o Our display has no backlight. Because power is only consumed when a pixel is turned on, low power is needed to activate the whole display. The display requires less power than an LCD. This lower power consumption could potentially allow use of rechargeable batteries to operate TV products for wireless applications and extend the battery operation time for portable devices.
         o The same basic display technology could potentially be utilized in various size applications, from hand-held to TV size displays.
         o Our proprietary matrix structures can be produced by existing mass production TFT (thin film technology) LCD facilities, or portions of these facilities.
         o     Our display eliminates display flicker.
         o Our display has an approximately 1,000 times faster video response time than an LCD, and matches the response time of a cathode ray tube (CRT).
         o Our display can be viewed with high contrast over approximately a 180 degree viewing angle, in both the horizontal and vertical directions, which exceeds the viewing angle of LCDs.
         o Also like CRTs, our display is capable of operating over a temperature range (-40(degree)C to 85(degree)C) which exceeds the range over which LCDs can operate, especially under cold temperature conditions.

         We believe our displays could potentially have a cost similar to a CRT and thus less than current LCD or PDP displays (our display does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD).

         In August 2009, we entered into a development agreement with a U.S. company to provide engineering and implementation support for the development of our patented extremely low power passive monochrome or color display for use in portable devices. This company has experience in the field involving portions of our display technology. Our proprietary extremely low power display that we are developing, in conjunction with the U.S. company, incorporates a new micro-matrix substrate. The display is designed to have bi-stability capability, and uses low power when an image is being created. Once an image is created, power consumption is negligible. The display is expected to have both monochrome and or color capability, and operate over wide temperature and environmental conditions. The display utilizes a single substrate so that it can be extremely thin, rugged and low weight. This display can be made any size, is expected to be low cost, and is especially suitable for portable devices, such as, cell phones, I-phones, and e-books, and other potential portable devices.

         With the arrival of the rapidly expanding digital book and news media applications, in August 2009 we entered into an Engagement Agreement with ZQX Advisors, LLC ("ZQX") to assist us in seeking business opportunities and licenses for our electrophoretic display technology (E-Paper(R)). ZQX has an experienced business and legal team to assist us in this area. Concurrently with entering into the Engagement Agreement, we acquired a 19.5% interest in ZQX in exchange for 800,000 unregistered shares of our common stock and warrants to purchase an additional 500,000 unregistered shares, of which warrants to purchase 250,000 shares are exercisable at $0.37 per share and warrants to purchase 250,000 shares are exercisable at $0.555 per share. The warrants expire in August 2019.

         We are continuing to pursue voice, fax and data encryption business over landline and wireless telephone systems and networks. We have sought encryption opportunities in both the commercial and government security markets.

         Our government market is still being primarily handled by The Boeing Company ("Boeing") and its large distributors of the Thuraya satellite phones and services. The Thuraya Satellite Network provides blanket coverage to more than 110 countries in Europe, North, Central Africa and large parts of Southern Africa, the Middle East, Central and South Asia; it has grown as a communications provider due to its geographic coverage, quality of service and cost effective usage.

         Our three year agreement with Boeing has continued into fiscal 2009 and expires in May 2010. Boeing distributes 13 of our products, including our DCS-1400D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products, which were specifically designed for the Thuraya network. Boeing sells these products under the brand name of Thuraya.

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

         We are continuing our consultations with specialists of the Inmarsat BGAN system and the new Iridium satellite phone developing compliant encryption solutions that offer new opportunity and an increased customer base. We continue to seek opportunities to market our products for securing landline and wireless voice and fax communications. Our specific Thuraya products are being evaluated for use by a Middle Eastern government. Also, a Far Eastern government is in the process of determining the system requirements necessary to encrypt voice communications utilizing our USS-900, DCS-1200 and DCS-1400 products.

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

CRITICAL ACCOUNTING POLICES
---------------------------

         Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.

         We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For additional discussion on the application of these and other accounting polices, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2008.

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

         We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements. Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. License fee payments received from Videocon which are in excess of the amounts recognized as revenue ($-0- as of July 31, 2009 and approximately $313,000 as of October 31, 2008) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheets.

         During the quarter ended April 30, 2009, we agreed to reimburse Videocon $250,000 for engineering services related to another version of our display technology and we modified the payment terms from Videocon during the quarter. The license fee revenue recognized during the three months ended April 30, 2009 of $250,000 represented an offset against amounts due to Videocon for the aforementioned engineering services, in lieu of a cash payment. In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms, which was recognized as license fee revenue during the three months ended July 31, 2009. In August 2009, we received an additional license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms. However, the total license fee of $11 million remains payable over the 27 month period, which commenced in May 2008, and Videocon's obligations with respect to production, and CopyTele's assistance, under the License Agreement remain unaffected.

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

Stock Based Compensation
------------------------

         We account for stock options granted to employees, directors and consultants using Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $660,000 and $2,338,000 during the nine-month periods ended July 31, 2009 and 2008, respectively, and of approximately $259,000 and $479,000 during the three-month periods ended July 31, 2009 and 2008, respectively, in accordance with SFAS 123R. We recognized consulting expense for stock options granted to non-employee consultants, during the nine-months periods ended July 31, 2009, and 2008, of approximately $10,000, and $214,000, respectively, and during the three-month periods ended July 31, 2009 and 2008, of approximately $3,000 and $3,000, respectively. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

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

RESULTS OF OPERATIONS
---------------------

Nine months ended July 31, 2009 compared with nine months ended July 31, 2008
-----------------------------------------------------------------------------

         Net Revenue

          Net revenue decreased by approximately $163,000 in the nine months ended July 31, 2009, to approximately $937,000, as compared to approximately $1,100,000 in the comparable prior-year period. Revenue from display technology license fees related to the License Agreement with Videocon increased by approximately $43,000, to approximately $813,000, as compared to $770,000 in the comparable prior-year period. Revenue during the current period included revenue from display technology engineering services of $52,000, as compared to none in the comparable prior-year period. The revenue from display technology engineering services resulted from engineering services billed to Volga. Revenue from sales of encryption products decreased by approximately $259,000 in the nine months ended July 31, 2009, to approximately $71,000, as compared to approximately $330,000 in the comparable prior-year period. Our encryption revenue has been limited and is sensitive to individual large transactions.

         Cost of Encryption Products Sold

         The cost of encryption products sold decreased by approximately $45,000 in the nine months ended July 31, 2009, to approximately $40,000, as compared to approximately $85,000 in the comparable prior-year period. The cost of encryption products sold in the nine months ended July 31, 2009 includes a provision for excess inventory of approximately $20,000. The cost of encryption products shipped in the current period decreased to approximately $20,000, as compared to approximately $85,000 in the comparable prior-year period, due to a decrease in unit shipments of encryption products.

         Cost of Display Engineering Services

         The cost of display engineering services increased to approximately $18,000 in the nine months ended July 31, 2009, as compared to none in the comparable prior year period, as there was no revenue from display engineering services in the prior year period.

         Research and Development Expenses

         Research and development expenses decreased by approximately $841,000 in the nine months ended July 31, 2009, to approximately $2,533,000, from approximately $3,374,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $1,076,000, which resulted from a decrease in the number of stock options granted and a decrease in the weighed average fair value at grant dates, a decrease in patent-related expenses of approximately $90,000, a decrease in consultant stock option expense of approximately $45,000, offset by an increase in outside research and development expense of approximately $213,000, which primarily resulted from engineering services performed by Videocon related to another version of our display technology, an increase in employee compensation and related costs, other than stock option expense, of approximately $119,000, and an increase in travel expense of approximately $56,000.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased by approximately $757,000 to approximately $2,296,000 in the nine months ended July 31, 2009, from approximately $3,053,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a decrease in employee stock option compensation expense of approximately $652,000, which resulted from a decrease in the number of stock options granted and a decrease in the weighed average fair value at grant dates, a decrease in consultant stock option expense of approximately $159,000, a decrease in travel expense of approximately $70,000, a decrease in consultant expense, other than stock option expense, of approximately $49,000, offset by an increase in employee compensation and related costs, other than stock option expense, of approximately $80,000, and an increase in professional fees of approximately $78,000.

         Dividend Income

         Dividend income, which was received in connection with the Videocon GDRs we acquired in December 2007, decreased by approximately $102,000 to approximately $29,000 in the nine months ended July 31, 2009, compared to approximately $131,000 in the comparable prior-year period. The decrease in dividend income was due to a reduction by Videocon of dividends paid.

         Interest Income

         Interest income was approximately $16,000 in the nine months ended July 31, 2009, compared to approximately $25,000 in the comparable prior-year period. The decrease in interest income was primarily the result of a reduction in short term interest rates.

Three months ended July 31, 2009 compared with three months ended July 31, 2008
-------------------------------------------------------------------------------

         Net Revenue

          Net revenue decreased by approximately $582,000 in the three months ended July 31, 2009, to approximately $300,000, as compared to approximately $882,000 in the comparable prior-year period. Revenue from display technology license fees related to the License Agreement with Videocon decreased by $520,000, to $250,000, as compared to $770,000 in the comparable prior-year period, due to the timing of payments from Videocon. Revenue from sales of encryption products decreased by approximately $62,000 in the three months ended July 31, 2009, to approximately $50,000, as compared to approximately $112,000 in the comparable prior-year period. Our encryption revenue has been limited and is sensitive to individual large transactions.

         Cost of Encryption Products Sold

         The cost of encryption products sold was approximately $35,000 in both the three months ended July 31, 2009 and in the comparable prior-year period. The cost of encryption products sold in the three months ended July 31, 2009 includes a provision for excess inventory of approximately $20,000. The cost of encryption products shipped in the current period decreased to approximately $15,000, as compared to approximately $35,000 in the comparable prior-year period, due to a decrease in unit shipments of encryption products.

         Research and Development Expenses

         Research and development expenses decreased by approximately $281,000 in the three months ended July 31, 2009, to approximately $649,000, from approximately $930,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $246,000, which resulted from a decrease in the weighed average fair value of stock options at grant dates, a decrease in patent-related expenses of approximately $87,000, offset by an increase in outside research and development expense of approximately $38,000.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $147,000 to approximately $806,000 in the three months ended July 31, 2009, from approximately $659,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in professional fees of approximately $64,000, an increase in the provision for doubtful accounts of $43,000, an increase in employee compensation and related costs, other than stock option expense, of approximately $32,000, an increase in employee stock option compensation expense of approximately $26,000, offset by a decrease in consultant expense of approximately $29,000.

         Interest Income

         Interest income was approximately $5,000 in the three months ended July 31, 2009, compared to approximately $12,000 in the comparable prior-year period. The decrease in interest income was primarily the result of a reduction in short term interest rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         From our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and initial public offering, and upon the exercise of stock options. In addition, commencing in the fourth quarter of fiscal 1999, we have generated cash flows from sales of our encryption products and in May 2008, we commenced receiving license fees related to our display technology from Videocon pursuant to the License Agreement.

         During the nine months ended July 31, 2009, our cash used in operating activities was approximately $1,979,000. This resulted from payments to suppliers, employees and consultants of approximately $2,388,000, which was offset by cash of approximately $112,000 received from collections of accounts receivable related to sales of encryption products and display technology engineering services, $250,000 received from display technology licensing fee, approximately $18,000 of interest income and approximately $29,000 of dividend income received. Our cash provided by investing activities during the nine months ended July 31, 2009 was approximately $573,000, which resulted from $1,443,000 received upon maturities of short-term investments consisting of certificates of deposit and U.S. government securities and approximately $32,000 received upon the sale of Digital Info Security Co. Inc. common stock, offset by a purchase of short-term U.S. government securities of approximately $900,000 and purchases of approximately $2,000 of equipment. Our cash provided by financing activities during the nine months ended July 31, 2009 was approximately $1,248,000, which resulted from cash received upon the exercise of stock options. Accordingly, during the nine-months ended July 31, 2009, our cash and cash equivalents decreased by approximately $158,000 and our short-term and non-current investments in certificates of deposit and U.S. government securities decreased by approximately $542,000. As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at July 31, 2009 decreased to approximately $1,971,000 from approximately $2,671,000 at the end of fiscal 2008. Our operating cash accounts are maintained at FDIC-insured banks. Our bank accounts and certificates of deposit are maintained within FDIC coverage limits.

         Net accounts receivable decreased by approximately $91,000 from $103,000 at the end of fiscal 2008 to approximately $12,000 at July 31, 2009, principally due to a provision for doubtful accounts of $103,000. Inventories decreased by approximately $40,000 from approximately $178,000 at October 31, 2008 to approximately $138,000 at July 31, 2009, primarily as a result of the timing of shipments and production schedules and a provision for excess inventory of approximately $20,000 in the current year. Investment in Videocon is recorded at fair value and increased to approximately $5,654,000 at July 31, 2009 from $3,620,000 at the end of fiscal 2008, as a result of a decrease in unrealized loss of approximately $2,034,000 during the nine months ended July 31, 2009. Investment in DISC is recorded at fair value and decreased to $220,000 at July 31, 2009 from $842,000 at the end of fiscal 2008, as a result of a decrease in the price of the DISC common stock on the Pink Sheets during the nine months ended July 31, 2009 and the sale of 1,200,000 shares of DISC common stock with a cost of approximately $41,000. Accounts payable and accrued liabilities decreased by approximately $242,000 from approximately $454,000 at the end of fiscal 2008 to approximately $212,000 at July 31, 2009, as a result the timing of payments and the reversal of certain patent related cost which are no longer an obligation of the Company. Deferred revenue decreased to $-0- at July 31, 2009 from $313,000 at the end of fiscal 2008, as a result of the license fee revenue recognized during the nine months ended July 31, 2009.

         Working capital at July 31, 2009 increased to approximately $1,967,000 from approximately $1,489,000 at the end of fiscal 2008. Our working capital includes inventory of approximately $138,000 at July 31, 2009. Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value. To date, sales of our products have been limited. Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

         Total employee compensation expense for the nine-month periods ended July 31, 2009 and 2008 was approximately $2,811,000 and $4,340,000, respectively, and for the three-month periods ended July 31, 2009 and 2008 was approximately $889,000 and $1,053,000, respectively. During the nine-month ended July 31, 2009 and 2008, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. During the nine-month periods ended July 31, 2009 and 2008, we issued 5,017,790 shares and 1,453,060 shares, respectively, of common stock to certain employees for services rendered. We recorded stock-based compensation expense for the nine-month periods ended July 31, 2009 and 2008 of approximately $1,621,000 and $1,437,000, respectively, and for the three-month periods ended July 31, 2009 and 2008 of approximately $449,000 and $396,000, respectively, for shares of common stock issued to employees. We recorded stock-based compensation expense for the nine-month periods ended July 31, 2009 and 2008 of approximately $660,000 and $2,388,000, respectively, and for the three-month periods ended July 31, 2009 and 2008 of approximately $259,000 and $479,000, respectively, related to stock options granted to employees and directors. It is management's intention to continue to compensate employees and directors by issuing stock or stock options.

         In addition, during the nine-month periods ended July 31, 2009 and 2008, we issued 152,325 shares and 85,171 shares, respectively, of common stock to non-employee consultants for services rendered. We recorded consulting expense for the nine-month periods ended July 31, 2009 and 2008 of approximately $47,000 and $92,000, respectively, and for the three-month periods ended July 31, 2009 and 2008 of approximately $12,000 and $17,000, respectively, for shares of common stock issued to consultants. In addition, we recorded consulting expense for stock options granted to non-employee consultants, during the nine-month periods ended July 31, 2009 and 2008, of approximately $10,000 and $213,000, respectively, and during the three-month periods ended July 31, 2009 and 2008, of approximately $3,000 and $3,000, respectively. It is also management's intention to continue to compensate consultants by issuing stock or stock options.

         During the nine-month periods ended July 31, 2009 and 2008, stock options to purchase 4,150,000 shares and 2,679,200 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,248,000 and $2,107,000, respectively.

         During the nine months ended July 31, 2008, we issued 20,000,000 shares of our common stock to an affiliate of Videocon for an aggregate purchase price of $16,200,000 and we purchased 1,495,845 Videocon GDRs for an aggregate purchase price of $16,200,000. In April 2009 and April 2008, we received dividends of approximately $29,000 and $131,000, respectively, on the Videocon GDRs we hold. While the Videocon GDRs are held as security for the loan payable to Mars Overseas, the agreement governing such loan provides that any dividends, distributions, rights or other proceeds or benefits in respect of the Videocon GDRs shall be promptly transferred to us free and clear of any encumbrances under the agreements.

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

         We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. In fiscal 2008, we entered into the License Agreement with Videocon. Under the License Agreement, a license fee of $11 million from Videocon is payable in installments over a 27 month period and an agreed upon royalty from Videocon is payable based on display sales by Videocon. During the nine months ended July 31, 2009, we have recognized revenue from sales of encryption products of approximately $71,000, revenue from display technology engineering services of $52,000 and revenue from display technology license fee of approximately $813,000.

         The following table presents our expected cash requirements for contractual obligations outstanding as of July 31, 2009:

                                                             Payments Due by Period
                             ----------------------------------------------------------------------------------------
                                 Less
  Contractual                    than             1-3              4-5              After
  Obligations                   1 year           years            years            5 years               Total
  -----------------------    -------------    -------------    ------------    ----------------    ------------------
  Noncancelable
  Operating Leases            $ 294,000        $404,000         $   -           $     -             $    698,000

  Loan Payable                     -                -               -              5,000,000        $  5,000,000
                             -------------    -------------    ------------    ----------------    ------------------

  Total Contractual
  Cash Obligations            $ 294,000        $404,000         $   -           $  5,000,000        $  5,698,000
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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exact price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements.

          In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. FAS 157-2") This FSP permits a one-year deferral of application of SFAS No. 157 for non financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of FSP No. FAS 157-2 is not expected to have a material effect on our consolidated financial statements.

         In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significant Decreased and Identifying Transactions That Are Not Orderly" ("FSP No. FAS 157-4"). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when there has been a significant decrease in market activity for a financial asset. An entity is required to base its conclusion about whether a transaction was distressed on the weight of the evidence presented. This FSP also re-affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly market (as opposed to a distressed or forced transaction). Additional enhanced disclosures are also required in accordance with this FSP. FSP No. FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 did not have a material effect on our consolidated financial statements.

         In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP No. FAS 107-1 and APB 28-1"), principally to require publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have a material effect on our consolidated financial statements.

         In April  2009,  the FASB  issued  FSP No.  FAS  115-2  and FAS  124-2,
"Recognition and Presentation of Other-Than-Temporary Investments" (FSP No. 115-2 and FSP 124-2"). FSP No. FAS 115-23 and FSP 124-2 amends the other-than-temporary impairment guidance for debt securities. Under FSP No. FAS 115-2 and FAS 124-2, the pre-existing "intent and ability" trigger was modified such that an other-than-temporary impairment is now trigged when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover the entire amortized cost basis of the security ("credit related loss"). Credit related losses on debt securities will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income. FSP No. FAS 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and 124-2 did not have a material effect on our consolidated financial statements.

         In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on our consolidated financial statements.

         In June 2009, the FASB issued SFAS No. 168, "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." This standard replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," and establishes only two levels of U.S. generally accepted accounting principles (GAAP): authoritative and non-authoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, nongovernmental GAAP for Securities and Exchange Commission ("SEC") registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This Standard is effective for financial statements for interim or annual reporting ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any effect on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

         As of July 31, 2009, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

         At July 31, 2009, our investment in Videocon GDRs is recorded at fair value of approximately $5,654,000 including an unrealized loss of approximately $10,546,000 and has exposure to price risk. The fair value of the Videocon GDRs is based on the underlying price of Videocon's equity shares which are traded on stock exchanges in India with prices quoted in rupees. Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of July 31, 2009 amounts to approximately $565,000.

         Our investment in DISC common stock at July 31, 2009 is recorded at fair value $220,000 including an unrealized loss of $156,000 and has exposure to price risk. DISC's common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets. Accordingly, the fair value of DISC's common stock is subject to price risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in price of this investment, as of July 31, 2009 amounts to approximately $22,000.

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

         There was no change in our internal control over financial reporting during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1A. Risk Factors.
         -------------

         There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2008.

Item 6.  Exhibits.
         ---------

              31.1  Certification  of Chief Executive  Officer,  pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002, dated September 9, 2009.

              31.2  Certification  of Chief Financial  Officer,  pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002, dated September 9, 2009.

              32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 9, 2009.

              32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 9, 2009.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     COPYTELE, INC.


                                              By: /s/ Denis A. Krusos
                                                 -------------------------------
                                              Denis A. Krusos
                                              Chairman of the Board and
                                              Chief Executive Officer
September 9, 2009                             (Principal Executive Officer)



                                              By: /s/ Henry P. Herms
                                                 -------------------------------
                                              Henry P. Herms
                                              Vice President - Finance and
                                              Chief Financial Officer (Principal
September 9, 2009                             Financial and Accounting Officer)