Form 10-K
period 2009-10-31
COPYTELE INC
filed 2010-01-29
CIK 715446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number: 0-11254
COPYTELE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2622630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 Walt Whitman Road Melville, NY 11747 (631) 549-5900
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [_]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]	Accelerated filer [__]

Non-accelerated filer [x] (Do not check if a smaller reporting company)	Smaller reporting company [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s Common Stock on the Over-the-Counter Bulletin Board on such date ($0.29 ): $33,998,452

On January 25, 2010, the registrant had outstanding 146,040,511 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

Item 1.                    Business.

Forward-Looking Statements

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. – Risk Factors” below.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

Overview

As used herein, “we,” “us,” “our,” the “Company” or “CopyTele” means CopyTele, Inc. unless otherwise indicated.  Our principal operations include the development, production and marketing of thin, flat, low-voltage phosphor display technology, the development of thin, flat, low-power passive display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

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

In November 2007, we entered into a Technology License Agreement (as amended, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the License Agreement, we expect to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon.  In April 2008, the government of India approved the License Agreement.  As of October 31, 2009, we have received aggregate license fee payments of $2,600,000.

Videocon is the flagship company of the Videocon Group, one of India’s leading business houses.  Videocon Group is a fully integrated consumer electronics and home appliances enterprise with backward integration in plasma panel, CRT glass, color picture tubes and other key components for the consumer electronics, home appliances and components industries.  Videocon Group also operates in the oil & gas sector. The Videocon Group has sales and service networks throughout India and operates facilities in Europe and elsewhere in the world.

We are working with Videocon to implement our technology into production display modules.  The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce such display modules and also provide all tooling and fixtures required for the production process.  Videocon has a group of qualified and experienced personnel assigned to this program.  As part of our assistance to Videocon to produce such display modules, we are providing technical support to Videocon’s technical team.  We are also cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  Videocon is utilizing its display processing technology and facilities to continue to produce various configurations of our display matrix to optimize its performance.  The matrix is the main component of our display, since it contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our display.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

Under the License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology.  We also continue to have the right to utilize Volga Svet Ltd., a Russian corporation (“Volga”), with whom we have been working with for more than twelve years, and an Asian company, with whom we have been working with for more than six years, to produce and market, products utilizing the Licensed Technology.  Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele and Videocon.

In connection with the License Agreement, Videocon and CopyTele have each appointed one senior advisor to the other’s board of directors to advise with respect to strategic planning and technology in the display field.

At the same time as we entered into the License Agreement, we entered into a share subscription agreement with Mars Overseas (“Mars Overseas”), an affiliate of Videocon, to purchase 20,000,000 unregistered shares of our common stock (the “Share Subscription Agreement”), and CopyTele International Ltd. (“CopyTele International”), our subsidiary, entered into a GDR Purchase Agreement to purchase 1,495,845 global depository receipts (“GDRs”) of Videocon.  Both transactions were completed in our first fiscal quarter of fiscal year 2008.  See Note 1 to the Consolidated Financial Statements.

Our display technology includes a proprietary mixture of specially coated carbon nanotubes and nano materials in combination with our proprietary low voltage color phosphors.  The specially coated carbon nanotubes, which are supplied to us by a U.S. company, and nano materials, require a low voltage for electron emission and are extremely small – approximately 10,000 times thinner than the width of a human hair.  The 5.5 inch (diagonal) display we developed has 960 x 234 pixels and utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located extremely close from the pixels.  The matrix also has a high pixel field factor to obtain high contrast and low power consumption. As a result, each pixel phosphor brightness is controlled using less than 40 volts.  The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology.  We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition.  We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

We believe our displays could potentially have a cost similar to a CRT and thus cost less than current LCD or PDP displays partly because our display does not contain a backlight, or color filter or polarizer, which represents a substantial portion of the cost of an LCD.

In August 2009, we entered into a development agreement with a U.S. company to provide engineering and implementation support for the development of our patented extremely low power passive monochrome or color display for use in portable devices.  This company has experience in the field involving portions of our display technology.  Our proprietary extremely low power display that we are developing, in conjunction with this U.S. company, incorporates a new micro-matrix substrate.  The display is designed to have bi-stability capability, and uses low power when an image is being created.  Once an image is created, power consumption is negligible.  The display is expected to have both monochrome and or color capability, and operate over wide temperature and environmental conditions.  The display utilizes a single substrate so that it can be extremely thin, rugged and low weight.  This display can be made in any size, is expected to be low cost, and is especially suitable for portable devices, such as, cell phones, I-phones, e-books, and other potential portable devices.  We have jointly formulated display designs and have completed simulation analyses to optimize the display configuration.

With the arrival of the rapidly expanding digital book and news media applications, in August 2009, we entered into an Engagement Agreement with ZQX Advisors, LLC (“ZQX”) to assist us in seeking business opportunities and licenses for our electrophoretic display technology (E-Paper®).  ZQX has an experienced business and legal team to assist us in this area.    Concurrently with entering into the Engagement Agreement, we acquired a 19.5% ownership interest in ZQX in exchange for 800,000 unregistered shares of our common stock and warrants to purchase an additional 500,000 unregistered shares of our common stock, of which warrants to purchase 250,000 shares are exercisable at $0.37 per share and warrants to purchase 250,000 shares are exercisable at $0.555 per share.  The warrants expire in August 2019.

In September 2009, we entered into a Technology License Agreement with Volga to produce and market our thin, flat, low voltage phosphor displays in Russia.  We have been working with Volga for the past 12 years to assist us with our low voltage phosphor displays. As part of our Technology License Agreement with Volga, we expect to receive revenues from Volga, as it is required to purchase the matrix substrate, carbon nanotubes, and associated display electronics from us.

In addition, in September 2009, we entered into a separate agreement with Volga whereby we have obtained a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.

We continue to pursue opportunities to market our voice, fax and data encryption solutions in commercial and government markets. Our full array of hardware and software products provide security over landline and wireless telephone systems and networks.

Our government and international markets are being supported by The Boeing Company (“Boeing”) as well as their large distributors of Thuraya satellite telephones and communication services.  The Thuraya satellite network provides blanket coverage to more than 110 countries in Europe, North, Central Africa and large parts of Southern Africa, the Middle East, Central and South Asia and has grown as a communications provider due to its geographic coverage, quality of service and cost effective usage.

We have developed a full lineup of specialized products for the Thuraya satellite network that we are continuing to promote.  Boeing distributes 13 of our products, including our DCS-1400D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products, which were specifically designed for the Thuraya satellite network.

Our products are being used by government agencies, military, as well as domestic and international non-governmental organizations in the Middle East, Europe, Far East and Africa. Our products are now being evaluated for use by Middle Eastern and Far Eastern governments.

Asia Pacific Satellite Industries (“APSI”) has manufactured new Thuraya handsets and docking units that allow satellite communications both outdoors and indoors.  We have created devices allowing customers to easily set up and engage in secure communications over the Thuraya satellite network compatible with landline telephone systems.  APSI’s FDU-3500 docking unit for its SO-2510 phone allows for outdoor and indoor operation of the satellite phone on the Thuraya satellite network.  Our PA-3500 and PA-3500T products allow compatibility between our DCS-1200, DCS-1400 and USS-900T encryption devices and the APSI FDU-3500 docking unit and SO-2510 phone.

Our products provide secure communications with many different satellite phones, including the Thuraya 7100/7101/SO-2510 handheld terminal (“HHT”), Globalstar GSP-1600 HHT, Telit SAT-550/600 HHT, Globalstar GSP-2800/2900 fixed phone, Iridium 9500/9505/9505A HHT, Inmarsat M4 and Mini “M” HHT units from Thrane & Thrane and Nera.  Through the use of our products, encrypted satellite communications are available for many Thuraya docking units, including Teknobil’s Next Thuraya Docker, Thuraya’s Fixed Docking Adapter, APSI’s FDU-2500 and FDU-3500 Fixed Docking Units, and Sattrans’s SAT-OFFICE Fixed Docking Unit and SAT-VDA Hands-Free Car Kit.

We have designed and developed a breathe of products that provide flexible security performance, whether using any of the many satellite phones or docking units on the market while having the ability of using the same device or compatible device on cellular or landline phones.  We are continuing our consultations with specialists of the Inmarsat BGAN system and the new Iridium USB satellite phone developing compliant encryption solutions that offer new opportunity and an increased customer base.  We continue to seek opportunities to market our products for securing landline and wireless voice and fax communications.  Our specific Thuraya products are being evaluated for use by a Middle Eastern government.  Also, a Far Eastern government is in the process of determining the system requirements necessary to encrypt voice communications utilizing our USS-900, DCS-1200 and DCS-1400 products.

We were incorporated on November 5, 1982 under the laws of the State of Delaware.  Our principal executive offices are located at 900 Walt Whitman Road, Melville, New York 11747, our telephone number is 631-549-5900, and our Internet website address is www.copytele.com.   We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”).

New Technologies Under Development

Display Technology

We are continuing to pursue our efforts to develop new technologies for our color nanotube and E-Paper® displays.  We are continuing to develop another version of our new type low voltage and low power nanotube display having a different matrix configuration and phosphor excitation system.  This new type of display is covered under the license provided to Videocon and is expected to be lower in cost to produce than our prior displays.

Encryption Technology

We are continually engaged in the development of additional capabilities for our current product lines as well as the development of new products to meet current and anticipated customer applications. We are further developing encryption products and pursuing commercial security opportunities created by the Health Insurance Portability and Accountability Act (“HIPAA”), the Sarbanes-Oxley Act, the Gramm-Leach-Bliley Act and other corporate governance requirements.

Other products under development include the following:

•
A voice encryption device for integration into the APSI SO-2510 handset that takes advantage of the Thuraya voice network.  This application simplifies the customer’s security configuration while reducing the utilization costs.

•
Advancing our compatibility with Universal Serial Bus (USB) connected cellular and satellite phones with our DCS-1400 device.  The additional services will expand our wireless compatibility domestically and abroad.

•	A software based voice encryption solution that is capable of running on new “smart phone” cellular/Voice Over Internet Protocol (VoIP) devices.

Production

Flat Panel Video Display Products

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

Encryption Products

Our hardware encryption products consist of a printed circuit board populated with electronic components and connectors enclosed in a plastic case.  We design all the hardware, software, packaging and operating manuals for our products.  The four main electronic components – the Citadel™ CCX encryption chip or hardware key generator chip; a digital signal processor; a vocoder; and modems – are contained on a printed circuit board.  We are currently using several U.S.-based electronics-production contractors to procure the printed circuit boards and mount the associated electronics components on the circuit board.  We currently use approximately a dozen primary component and printed circuit-board suppliers and one production assembly contractor.  Given normal lead times, we anticipate having a readily available supply of all electronic components that we require for assembling our encryption products.

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

Marketing and Sales

Flat Panel Video Display Products

Under our License Agreement with Videocon, Videocon (or a Videocon Group company) is to market the products it produces that incorporate displays utilizing our technology.  We are cooperating with Videocon to implement our display technology for Videocon to produce such products, including TV’s.

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

Our distributors market our line of encryption products to domestic and international commercial and government customers.  These products include voice, fax and data devices on a non-exclusive basis.  We are also supported by international Thuraya service providers to distribute our encryption equipment abroad.  The launch of the third Thuraya Geo-mobile satellite in January 2008 allowed Thuraya to embark on major expansion plans to provide their mobile satellite services in the Asia-Pacific region, potentially opening new markets for CopyTele security solutions that are designed for the Thuraya network.

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

Customers

During fiscal year 2009, we recognized approximately $913,000 in net revenue from Videocon, representing approximately 95% of net revenue in our Display Technology Segment and approximately 87% of our total net revenue.  During fiscal year 2008, we recognized approximately $1,687,000 in net revenue in our Display Technology Segment from Videocon (constituting all of the revenue in such segment), representing approximately 82% of our total net revenue.  During fiscal year 2007, we recognized $240,000 in net revenue from Digital Info Security Co. Inc. (“DISC”), representing approximately 49% of our total net revenue, and approximately $143,000 in net revenue from Delta Bridge, Inc., representing approximately 29% of total net revenue.  All net revenue during fiscal year 2007 was in our Encryption Products and Services Segment.

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

There are several other companies that sell hardware and/or software encryption products and there are many large companies that sell flat panel displays.  We believe, however, that the technology contained in our encryption products and our flat panel displays have features that distinguish them from the products being sold by our competitors.  The encryption security and flat panel display markets are likely to be characterized by rapid advances in technology and the continuing introduction of new products that could render our products obsolete or non-competitive.  We can give no assurances that we will be able to compete successfully in the market for our encryption products and our flat panel displays.

Patents

We have received patents from the United States and certain foreign patent offices, expiring at various dates between 2010 and 2027.  We have also filed or are planning to file patent applications for our video and E-Paper® displays, and encryption technologies.

We can give no assurances that patents will be issued for any of our pending applications.  In addition, we can give no assurances that any patents held or obtained will sufficiently protect us against our competitors.  We are not aware that any of our encryption products are infringing upon the patents of others.  We cannot provide any assurances, however, that other products developed by us, if any, will not infringe upon the patents of others, or that we will not have to obtain licenses under the patents of others, although we are not aware of any such infringement at this time.

We believe that the foregoing patents are significant to our future operations.

Research and Development

Research and development expenses were approximately $4,116,000, $4,127,000, and $3,404,000 for the fiscal years ended October 31, 2009, 2008 and 2007, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our Consolidated Financial Statements.

Employees and Consultants

We had 20 employees and 14 consultants as of October 31, 2009.  Eighteen of these individuals, including our Chairman of the Board and Chief Executive Officer, are engaged in research and development.  Their backgrounds include expertise in physics, chemistry, optics and electronics.  Six individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us.  None of our employees is represented by a labor organization or union.

Financial Information About Segments and Geographical Areas

See our Consolidated Financial Statements.

Item 1A.                 Risk Factors.

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

·	We have experienced significant net losses and negative cash flows from operations and they may continue.

We have had net losses and negative cash flows from operations in each year since our inception, and we may continue to incur substantial losses and experience substantial negative cash flows from operations.  We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology.  We have had limited sales of products to support our operations from inception through October 31, 2009.  We have set forth below our net losses, research and development expenses and net cash used in operations for the three fiscal years ended October 31, 2009, 2008 and 2007:

	Fiscal Years Ended October 31,
	2009	2008	2007
Net loss	$16,489,015	$5,821,604	$5,458,218
Research and development expenses	4,116,200	4,127,393	3,403,943
Net cash used in operations	2,501,566	901,868	2,396,859

•	We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders.

We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products.  We believe that our existing cash, cash equivalents, investments in U.S. government securities and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees and royalties from Videocon, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  It is also management’s intention to continue to compensate employees by issuing stock or stock options.  We currently have no arrangements with respect to additional financing.  We can give no assurances that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

•	We may not generate sufficient revenue to support our operations in the future or to generate profits.

Our principal operations include the development, production and marketing of thin, flat, low-voltage phosphor display technology, the development of thin, flat, low-power passive display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.  In May 2008, we began receiving license fees related to our display technology from Videocon pursuant to the License Agreement.  The License Agreement provides for payment of additional license fees over the next fiscal year as well as the payment of certain royalties based on sales of products containing our display technology.  However, we can give no assurances that thereafter we will receive any license or similar fees relating to our display technology or that we will receive any royalty payments from Videocon.  In addition, our arrangements with Videocon involve counterparty risk.  Our encryption products are only in their initial stages of commercial production.  Our investments in research and development are considerable.  Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including, but not limited to:

•	Our and Videocon’s ability to implement our technology for Videocon to produce and market products containing our displays.
•	The capability of Volga, with whom we have been working for twelve years, to produce color and monochrome displays and supply them to us.
•	Our ability to successfully market our line of encryption products.
•	Our production capabilities and those of our suppliers as required for the production of our encryption products.
•	Long-term performance of our products.
•	The capability of our dealers and distributors to adequately service our encryption products.
•	Our ability to maintain an acceptable pricing level to end-users for both our encryption and display products.
•	The ability of suppliers to meet our and Videocon’s requirements and schedule.
•	Our ability to successfully develop other new products under development, including our thin, flat, low-power passive display technology.
•	Rapidly changing consumer preferences.
•	The possible development of competitive products that could render our products obsolete or unmarketable.
•	Our future negotiations with Volga with respect to payments and other arrangements with Volga.
•	Our ability to successfully implement and commercialize our E-Paper® display technology.

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

•	Our arrangements with Videocon involve market risks.

At the same time as we entered into the License Agreement, we entered into the Share Subscription Agreement with Mars Overseas, to purchase 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”), and a subsidiary of ours, CopyTele International, entered into a GDR Purchase Agreement to purchase 1,495,845 GDRs of Videocon (the “Videocon GDRs”).  The Videocon GDRs are listed on the Luxembourg Stock Exchange.  The value of the Videocon GDRs owned by us depends upon, among other things, the value of Videocon’s securities in its home market of India, as well as exchange rates between the U.S. dollar and Indian rupee (the currency in which Videocon’s securities are traded in its home market). The value of the Videocon GDRs declined substantially in fiscal year 2008 and while it has partially recovered in fiscal year 2009, we recorded an other than temporary impairment.  We can give no assurances that the value of the Videocon GDRs will not decline in the future and future write downs may occur.

In addition, for the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements.  The Videocon GDRs are to be held as security for a loan in principal the amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.   The loans are for a term of seven years and do not bear interest.  The loan agreements also provide for customary events of default which may result in forfeiture of the Securities by the defaulting party.  We can give no assurances that the respective parties receiving such loans will not default on such loans.

•	Our arrangements with Volga involve liquidity and market risks.

At the same time as we entered into the Technology License Agreement with Volga, we acquired a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.  The Volga shares are not publicly traded and there is no assurance that we will be able to sell the shares at an acceptable price, if at all.

•	We are dependent upon a few key employees and the loss of their services could adversely affect us.

Our future success is dependent on our ability to hire, retain and motivate highly qualified personnel.  In particular, our success depends on the continued efforts of our Chief Executive Officer, Denis A. Krusos, who is engaged in the management and operations of our business, including all aspects of the development, production and marketing of our encryption products and flat panel display technology.  In addition, Mr. Krusos, as well as our other skilled management and technical personnel, are important to our future business and financial arrangements.  We do not have an employment agreement with, nor do we maintain “key person” life insurance on, Mr. Krusos.  The loss of the services of any such persons could have a material adverse effect on our business and operating results.

•	The very competitive markets for our encryption products and flat panel display technology could have a harmful effect on our business and operating results.

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

•	Our common stock is subject to the SEC’s penny stock rules which may make our shares more difficult to sell.

Our common stock fits the definition of a penny stock and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks.  These SEC rules may have the effect of reducing trading activity in our common stock making it more difficult for investors to sell their shares.  The SEC rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market.  The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction.  In addition, the SEC rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction.  The existence of these SEC rules may result in a lower trading volume of our common stock and lower trading prices.

•	We have not paid, nor do we anticipate paying, any cash dividends in the future.

We have never paid cash dividends and do not anticipate paying any cash dividends in the foreseeable future.  Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our future earnings, capital requirements, financial condition and other relevant factors.  We have no plan to declare any cash dividends in the foreseeable future.  It is anticipated that earnings, if any, which may be generated from future operations will be used to finance our continued operations.

Item 1B.                Unresolved Staff Comments.

None.

Item 2.                   Properties.

We lease approximately 12,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease that expires November 30, 2011.  It is our intent to renew this lease upon expiration.  Our base rent is approximately $288,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs.  See Note 8 to our Consolidated Financial Statements.

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

Item 4.                   Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders, held on October 29, 2009, three directors were elected and the selection of KPMG LLP, independent registered public accountants, as our independent auditors for fiscal year ending October 31, 2009 was ratified.  The following is a tabulation of the voting with respect to the foregoing matters:

 (a)  Election of Directors:

Nominee	For	Withheld

Denis A. Krusos	122,204,111	3,414,021
Henry P. Herms	112,988,877	3,629,255
George P. Larounis	123,874,325	1,743,007

(b)  Ratification of selection of KPMG LLP as independent auditors for fiscal year ending October 31, 2009:

For	Against	Abstain

125,321,316	237,658	59,160

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “COPY”.  The high and low sales prices as reported by the OTCBB for each quarterly fiscal period during our fiscal years ended October 31, 2009 and 2008 have been as follows:

Fiscal Period	High	Low
1st quarter 2009 2nd quarter 2009 3rd quarter 2009 4th quarter 2009	$0.50 0.38 0.42 1.10	$0.25 0.19 0.28 0.34
1st quarter 2008 2nd quarter 2008 3rd quarter 2008 4th quarter 2008	$1.94 1.39 1.15 0.98	$0.80 0.69 0.65 0.34

Holders

As of January 25, 2010, the approximate number of record holders of our common stock was 1,241 and the closing price of our common stock was $0.48 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception.  We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

As more fully set forth in “Item 1. Business” above, on August 20, 2009, we issued to ZQX 800,000 unregistered shares of our common stock together with warrants to purchase an additional 500,000 unregistered shares of our common stock in exchange for a 19.5% ownership interest in ZQX.  Warrants to purchase 250,000 shares are exercisable at $0.37 per share and warrants to purchase the remaining 250,000 shares are exercisable at $0.555 per share. The warrants are exercisable at any time after August 19, 2010 and expire in August 2019.

As more fully set forth in “Item 1. Business” above, on September 9, 2009, we issued to Volga 150,000 unregistered shares of our common stock in exchange for a 19.9% ownership interest in Volga.

The securities issuances referred to above (i) were not subject to any underwriting discounts or commissions, (ii) were issued only to “accredited investors” as such term is defined in Rule 501 of Regulation D and (iii) were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended.

Stockholder Return Performance Graph

Set forth below is a graph showing the five-year cumulative total return for: (i) our Common Stock; (ii) The Nasdaq Stock Market U.S. Index, a broad market index covering shares of common stock of domestic companies that are listed on Nasdaq; and (iii) The Nasdaq Electronic Components Stock Index, a group of companies that are engaged in the manufacture of electronic components and related accessories with a Standard Industrial Classification Code of 367 and listed on NASDAQ.

		Fiscal Year Ended October 31
		2004	2005	2006	2007	2008	2009

COPYTELE INC	Cum $	100.00	48.60	55.14	84.11	44.85	55.13

NASDAQ Stock Market (US Companies)	Cum $	100.00	108.28	121.32	144.29	89.37	83.71

NASDAQ Electronic Components Index	Cum $	100.00	97.80	109.52	139.21	75.89	95.78

The comparison of total return on investment for each fiscal year ended October 31 assumes that $100 was invested on November 1, 2004 in each of CopyTele, The Nasdaq Electronic Components Index and The Nasdaq Stock Market U.S. Index with investment weighted on the basis of market capitalization and all dividends reinvested.

Issuer Purchases of Equity Securities

None.

Item 6.                                Selected Financial Data.

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with those statements, and the notes related thereto, which are included in this Annual Report on Form 10-K.

	As of and for the fiscal years ended October 31,
	2009	2008	2007	2006	2005
Net Revenue	$1,055,797	$2,063,123	$486,852	$508,651	$439,785
Cost of encryption products sold	27,861	95,594	73,953	104,672	112,321
Provision for excess inventory	19,627	-	-	-	586,662
Cost of encryption services	-	-	86,407	51,774	20,645
Cost of display engineering services	18,200	-	-	-	-
Research and Development Expenses	4,116,200	4,127,393	3,403,943	4,614,300	2,266,911
Selling, General and Administrative Expenses	4,194,227	3,829,654	2,414,916	3,365,521	1,919,010
Impairment in value of available for sale securities	9,218,972	-	-	-	-
Dividend Income	29,468	130,886	-	-	-
Interest Income	20,807	37,028	34,149	26,715	14,507
Net Loss	(16,489,015)	(5,821,604)	(5,458,218)	(7,600,901)	(4,451,257)
Net Loss Per Share of Common Stock – Basic and Diluted	$(.12)	$(.05)	$(.05)	$(.08)	$(.05)
Total Assets	9,848,446	7,497,869	1,870,159	1,863,629	1,466,253
Long Term Obligations	-	-	-	-	-
Shareholders’ Equity	4,452,272	1,730,277	1,191,350	1,281,841	1,118,023
Cash Dividends Per Share of Common Stock	-	-	-	-	-

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Information included in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. – Risk Factors” above.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

General

Our principal operations include the development, production and marketing of thin, flat, low-voltage phosphor display technology, the development of thin, flat, low-power passive display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

We have developed an innovative new type of flat panel display technology, which is brighter, has higher contrast and consumes less power than our prior display technology.  This new proprietary display is a color phosphor based display having a unique lower voltage electron emission system to excite the color phosphors.  As with our prior display technology, the new technology emits light to display color images, such as movies from DVD players.  In addition, we are also developing another version of our new type low voltage and low power display having a different matrix configuration and phosphor excitation system.  These new type of displays are expected to be lower in cost than our prior displays.

In November 2007, we entered into a Technology License Agreement (as amended, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the License Agreement, we expect to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon.  In April 2008, the government of India approved the License Agreement.

Videocon is the flagship company of the Videocon Group, one of India’s leading business houses.  Videocon Group is a fully integrated consumer electronics and home appliances enterprise with backward integration in plasma panel, CRT glass, color picture tubes and other key components for the consumer electronics, home appliances and components industries.  Videocon Group also operates in the oil & gas sector. The Videocon Group has sales and service networks throughout India and operates facilities in Europe and elsewhere in the world.

We are working with Videocon to implement our technology into production display modules.  The display modules consist of our low-voltage phosphor displays, the attached associated driver circuits, and controller circuits.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce such display modules and also provide all tooling and fixtures required for the production process.  Videocon has a group of qualified and experienced personnel assigned to this program.  As part of our assistance to Videocon to produce such display modules, we are providing technical support to Videocon’s technical team.  We are also cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  Videocon is utilizing its display processing technology and facilities to continue to produce various configurations of our display matrix to optimize its performance.  The matrix is the main component of our display, since it contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our display.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

Under the License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology.  We also continue to have the right to utilize Volga Svet Ltd., a Russian corporation (“Volga”), with whom we have been working with for more than twelve years, and an Asian company, with whom we have been working with for more than six years, to produce and market, products utilizing the Licensed Technology.  Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele and Videocon.

In connection with the License Agreement, Videocon and CopyTele have each appointed one senior advisor to the other’s board of directors to advise with respect to strategic planning and technology in the display field.

At the same time as we entered into the License Agreement, we entered into a share subscription agreement with Mars Overseas (“Mars Overseas”), an affiliate of Videocon, to purchase 20,000,000 unregistered shares of our common stock (the “Share Subscription Agreement”), and CopyTele International Ltd. (“CopyTele International”), our subsidiary, entered into a GDR Purchase Agreement to purchase 1,495,845 global depository receipts (“GDRs”) of Videocon.  Both transactions were completed in our first fiscal quarter of fiscal year 2008.  See Note 1 to the Consolidated Financial Statements.

Our display technology includes a proprietary mixture of specially coated carbon nanotubes and nano materials in combination with our proprietary low voltage color phosphors.  The specially coated carbon nanotubes, which are supplied to us by a U.S. company, and nano materials, require a low voltage for electron emission and are extremely small – approximately 10,000 times thinner than the width of a human hair.  The 5.5 inch (diagonal) display we developed has 960 x 234 pixels and utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located extremely close from the pixels.  The matrix also has a high pixel field factor to obtain high contrast and low power consumption. As a result, each pixel phosphor brightness is controlled using less than 40 volts.  The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology.  We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition.  We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

We believe our displays could potentially have a cost similar to a CRT and thus cost less than current LCD or PDP displays partly because our display does not contain a backlight, or color filter or polarizer, which represents a substantial portion of the cost of an LCD.

In August 2009, we entered into a development agreement with a U.S. company to provide engineering and implementation support for the development of our patented extremely low power passive monochrome or color display for use in portable devices.  This company has experience in the field involving portions of our display technology.  Our proprietary extremely low power display that we are developing, in conjunction with the U.S. company, incorporates a new micro-matrix substrate.  The display is designed to have bi-stability capability, and uses low power when an image is being created.  Once an image is created, power consumption is negligible.  The display is expected to have both monochrome and or color capability, and operate over wide temperature and environmental conditions.  The display utilizes a single substrate so that it can be extremely thin, rugged and low weight.  This display can be made any size, is expected to be low cost, and is especially suitable for portable devices, such as, cell phones, I-phones, and e-books, and other potential portable devices.  We have jointly formulated display designs and have completed simulation analyses to optimize the display configuration.

With the arrival of the rapidly expanding digital book and news media applications, in August 2009, we entered into an Engagement Agreement with ZQX Advisors, LLC (“ZQX”) to assist us in seeking business opportunities and licenses for our electrophoretic display technology (E-Paper®).  ZQX has an experienced business and legal team to assist us in this area.    Concurrently with entering into the Engagement Agreement, we acquired a 19.5% ownership interest in ZQX in exchange for 800,000 unregistered shares of our common stock and warrants to purchase an additional 500,000 unregistered shares of our common stock, of which warrants to purchase 250,000 shares are exercisable at $0.37 per share and warrants to purchase 250,000 shares are exercisable at $0.555 per share.  The warrants expire in August 2019.

In September 2009, we entered into a Technology License Agreement with Volga to produce and market our thin, flat, low voltage phosphor displays in Russia.  We have been working with Volga for the past 12 years to assist us with our low voltage phosphor displays. As part of our Technology License Agreement with Volga, we anticipate receiving revenues from Volga, as it is required to purchase the matrix substrate, carbon nanotubes, and associated display electronics from us.

In addition, in September 2009, we entered into a separate agreement with Volga whereby we have obtained a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.

We continue to pursue opportunities to market our voice, fax and data encryption solutions in commercial and government markets.  Our full array of hardware and software products provide security over landline and wireless telephone systems and networks.

Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow.  Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations.  Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options.  Since 1999 we have also generated cash flows from sales of our encryption products and services.  We are continuing to direct our encryption marketing efforts to opportunities in both the commercial and government security markets and have recently uncovered new opportunities to market products to Middle Eastern and Far Eastern governments to secure voice and fax communications.  In addition, in fiscal year 2008, we entered into the License Agreement with Videocon and in May 2008, we began receiving from Videocon license fees related to our display technology.

In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Consolidated Financial Statements and the notes related thereto.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.

We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues from sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

We have assessed the revenue guidance of  Accounting Standards Codification (“ACS”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangement with Videocon represent separate units of accounting.  Under the License Agreement, CopyTele is required to: (a) disclose to Videocon the Licensed Technology and provide reasonable training by Videocon personnel; (b) jointly cooperate with Videocon to produce prototypes prior to production; and (c) assist Videocon in preparing for production.  CopyTele has determined that these performance obligations do not have value to Videocon on a standalone basis, as defined in ASC 605-25, and accordingly they do not represent separate units of accounting.

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We expect to recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.  We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized.  On this basis, we have recognized license fee revenue during the fiscal years ended October 31, 2009 and 2008 of  approximately $913,000 and $1,687,000, respectively.  License fee payments received from Videocon which are in excess of the amounts recognized as revenue ($-0- as of October 31, 2009, and approximately $313,000 as of October 31, 2008) are recorded as deferred revenue on the accompanying consolidated balance sheet.

Investment Securities

We classify our investment securities in one of two categories: available-for-sale or held-to-maturity.  Available-for-sale securities are recorded at fair value.  Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Held-to-maturity securities, which are investment securities that we have the intent and ability to hold to maturity, are carried at amortized cost.  The amortization of premiums and accretion of discounts are recorded on the level yield (interest) method, over the period from the date of purchase to maturity.  When sales do occur, gains and losses are recognized at the time of sale and the determination of cost of securities sold is based upon the specific identification method.  Dividend and interest income are recognized when earned.

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment.  During the fourth quarter of fiscal year 2009, we determined that there was an other than temporary impairment in both our Videocon and DISC investments.  See Note 4 to the Consolidated Financial Statements for further discussion.  We will record an additional impairment charge if and when we believe any such investment has experienced an additional decline that is other than temporary.

Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts.  Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts.  Accounts receivable are written off when we determine that they become uncollectible.

Inventories

Inventories are stated at the lower of cost, including material, labor and overhead, determined on a first-in, first-out basis, or market, which represents our best estimate of market value.  We regularly review inventory quantities on hand, particularly finished goods, and record a provision for excess and obsolete inventory based primarily on forecasts of future product demand.  To date, sales of our products have been limited.  Accordingly, we can give no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance included in ASC 718 “Stock Compensation” (“ASC 718”).  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $2,418,000, $2,614,000 and $1,081,000 during fiscal years ended October 31, 2009, 2008 and 2007, respectively, in accordance with ASC 718.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees”.   See Note 2 to the Consolidated Financial Statements for additional information.

Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.  If factors change and we employ different assumptions in the application of ASC 718 in future periods, the compensation expense that we record under ASC 718 may differ significantly from what we have recorded in the current period.

Results of Operations

Fiscal Year Ended October 31, 2009 Compared to Fiscal Year Ended October 31, 2008

Net Revenue

Net revenue decreased by approximately $1,007,000 in fiscal year 2009, to approximately $1,056,000, as compared to approximately $2,063,000 in fiscal year 2008.  Revenue from display technology license fees related to the License Agreement with Videocon decreased by approximately $773,000 in fiscal year 2009, to approximately $913,000 based on our modification to the Videocon contract payment terms, as compared to approximately $1,687,000 in fiscal year 2008.  Revenue in fiscal year 2009 included revenue from display technology engineering services of $52,000, as compared to none in fiscal year 2008.  The revenue from display technology engineering services resulted from engineering services billed to Volga.  Revenue from sales of encryption products decreased by approximately $286,000 in fiscal year 2009, to approximately $90,000, as compared to approximately $376,000 in fiscal year 2008.  The decrease in sales from encryption products was due to a decrease in unit shipments.  Our encryption revenue has been limited and is sensitive to individual large transactions.

Cost of Encryption Products Sold

The cost of encryption products sold decreased by approximately $49,000 in fiscal year 2009, to approximately $47,000, as compared to approximately $96,000 in fiscal year 2008.  The cost of encryption products sold in fiscal  year 2009 includes a provision for excess inventory of approximately $20,000.  The cost of encryption products shipped in fiscal year 2009 decreased to approximately $27,000, as compared to approximately $96,000 in fiscal year 2008, due to a decrease in unit shipments of encryption products.

Cost of Display Engineering  Services

The cost of display engineering services increased to approximately $18,000 in fiscal year 2009, as compared to none in the comparable prior year period, as there was no revenue from display engineering services in the prior year period.

Research and Development Expenses

Research and development expenses decreased by approximately $11,000 in fiscal year 2009, to approximately $4,116,000, from approximately $4,127,000 in fiscal year 2008.  The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $261,000, which primarily resulted from a decrease in the weighed average fair value at grant dates, a decrease in patent-related expenses of approximately $86,000, a decrease in consultant stock option expense of approximately $45,000, offset by an increase in outside research and development expense of approximately $266,000, which primarily resulted from engineering services performed by Videocon related to another version of our display technology, and an increase in employee compensation and related costs, other than stock option expense, of approximately $108,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $364,000 to approximately $4,194,000 in fiscal year 2009, from approximately $3,830,000 in fiscal year 2008.  The increase in selling, general and administrative expenses was principally due to an increase in consulting services of approximately $321,000, the increase in consulting fees was primarily related to ZQX, an increase in legal and accounting fees of approximately $99,000, an increase in employee stock option compensation expense of approximately $65,000, an increase in employee compensation and related costs, other than stock option expense, of approximately $142,000, and a loss on the sale of DISC stock of approximately $34,000, offset by a decrease in consultant stock option expense of approximately $159,000, a decrease in the provision for doubtful accounts of $120,000, from $223,000 in fiscal year 2008 to $103,000 in fiscal year 2009, and a decrease in travel expense of approximately $43,000.

Dividend Income

Dividend income, which was received in connection with the Videocon GDRs we acquired in December 2007, decreased by approximately $102,000 to approximately $29,000 in fiscal year 2009, compared to approximately $131,000 in fiscal year 2008.  The decrease in dividend income was due to a reduction by Videocon of dividends paid.

Interest Income

Interest income was approximately $21,000 in fiscal year 2009, compared to approximately $37,000 in fiscal year 2008.  The decrease in interest income was primarily the result of a reduction in short term interest rates.

Fiscal Year Ended October 31, 2008 Compared to Fiscal Year Ended October 31, 2007

Net Revenue

Net revenue increased by approximately $1,576,000 in fiscal year 2008, to approximately $2,063,000, as compared to approximately $487,000 in fiscal year 2007.  Revenue recognized during fiscal year 2008 included display technology license fees related to the License Agreement with Videocon of approximately $1,687,000 compared to none in fiscal year 2007.  Revenue from sales of encryption products increased by approximately $129,000 in fiscal year 2008, to approximately $376,000, as compared to approximately $247,000 in fiscal year 2007.  The increase in revenue from encryption products sold was primarily due to an increase in unit shipments.  Revenue from encryption services decreased from $240,000 in fiscal year 2007 to none in fiscal year 2008.  The revenue from encryption services in the prior year period resulted from engineering services billed to DISC.  Our encryption revenue has been limited and is sensitive to individual large transactions.

Cost of Encryption Products Sold

The cost of encryption products sold increased by approximately $22,000 in fiscal year 2008, to approximately $96,000, as compared to approximately $74,000 in fiscal year 2007.  The increase in cost of encryption products sold was primarily due to an increase in unit shipments of encryption products as well as a reduction of cost of products sold in fiscal year 2008 of approximately $19,000 resulting from the sale during fiscal year 2008 of inventory for which a provision for excess inventory of that amount was recorded in prior periods.

Cost of Encryption Services

The cost of encryption services decreased from $86,000 in fiscal year 2007 to none in fiscal year 2008 as there was no revenue from encryption services.

Research and Development Expenses

Research and development expenses increased by approximately $723,000 in fiscal year 2008, to approximately $4,127,000, from approximately $3,404,000 in fiscal year 2007.  The increase in research and development expenses was principally due to an increase in employee stock option compensation expense of approximately $878,000, offset by a decrease in outside research and development expense of approximately $55,000, a decrease in patent-related expenses of approximately $41,000, a decrease in employee compensation and related costs, other than stock option expense, of approximately $34,000, and a decrease in outside engineering services of approximately $32,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1,415,000 to approximately $3,830,000 in fiscal year 2008, from approximately $2,415,000 in fiscal year 2007.  The increase in selling, general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $655,000, an increase in consultant stock option compensation expense of approximately $172,000, an increase in the provision for doubtful accounts of $223,000 of which $120,000 related to an accounts receivable from DISC, an increase in employee compensation and related costs, other than stock option expense, of approximately $90,000, an increase in legal and accounting fees of approximately $86,000, an increase in shareholder relations expense of approximately $72,000, an increase in travel expense of approximately $49,000, and an increase in consulting expense, other than consultant stock option compensation expense, of approximately $41,000.

Dividend Income

Dividend income, which was received in connection with the Videocon GDRs we acquired in December 2007, was approximately $131,000 in fiscal year 2008.  We received no dividend income in fiscal year 2007.

Interest Income

Interest income was approximately $37,000 in fiscal year 2008, compared to approximately $34,000 in fiscal year 2007.  The interest income earned on the additional funds available for investment on the current period was offset by a reduction in prevailing interest rates.

Liquidity and Capital Resources

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options.  In addition, commencing in the fourth quarter of fiscal year 1999, we have generated limited cash flows from sales of our encryption products and in May 2008 began receiving license fees related to our display technology from Videocon pursuant to the License Agreement.

During fiscal year 2009, our cash used in operating activities was approximately $2,502,000.  This resulted from payments to suppliers, employees and consultants of approximately $3,047,000, which was offset by cash of approximately $142,000 received from collections of accounts receivable related to sales of products and services, cash received from display technology licensing fees of $350,000, approximately $29,000 of dividend income received and approximately $25,000 of interest income received.  Our cash provided by investing activities during fiscal year 2009 was approximately $1,502,000, which resulted from purchases of short-term investments consisting of certificates of deposit and U.S. government securities of approximately $2,899,000 and purchases of approximately $2,000 of equipment, offset by approximately $4,343,000 received upon maturities of short-term investments consisting of certificates of deposit and U.S. government securities and approximately $60,000 received upon the sale of DISC common stock.  Our cash provided by financing activities during fiscal year 2009 was approximately $1,972,000, which resulted from cash received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at October 31, 2009 decreased to approximately $2,201,000 from approximately $2,671,000 at the end of fiscal year 2008.

Net accounts receivable decreased by $102,000, from $103,000 at the end of fiscal year 2008 to $750 at October 31, 2009.  The decrease is primarily the result of a provision for doubtful accounts in fiscal year 2009 of $103,000 and a decrease in sales of encryption products.  Inventories decreased by approximately $45,000 from approximately $178,000 at October 31, 2008 to approximately $133,000 at October 31, 2009.  The decrease in inventory was primarily a result of a provision for excess inventory of approximately $20,000 recorded in fiscal year 2009 and the timing of shipments and production schedules.  Investment in U.S. government securities, noncurrent, decreased from approximately $750,000 at October 31, 2008 to zero at October 31, 2009, as a result of the maturity of this investment.  Investment in Videocon is recorded at fair value and increased to approximately $7,105,000 at October 31, 2009 from approximately $3,620,000 at the end of fiscal year 2008, as a result of an increase in the underlying price of Videocon’s equity shares which are traded on the stock exchanges in India.  Investment in DISC is recorded at fair value and decreased by $644,000 as a result of a reduction in the price of DISC common shares, which are traded on the over the counter market (and quoted on the Pink Sheets), and our sale of 2,770,000 shares of the 12,200,000 shares of DISC common stock we held at October 31, 2008.  Investment in Volga increased to approximately $128,000 at October 31, 2009 from zero at October 31, 2008, as a result of the investment in Volga during fiscal year 2009.  Accounts payable and accrued liabilities decreased by approximately $58,000 from approximately $454,000 at the end of fiscal year 2008 to approximately $396,000 at October 31, 2009, as a result the timing of payments.  Deferred revenue decreased to zero at October 31, 2009 from approximately $313,000 at October 31, 2008, as a result of such amount being recognized as a technology license fee during fiscal year 2009.  Loan payable, which is due in December 2014, remained at $5,000,000 at October 31, 2009 and 2008.  Loan receivable, which is classified as a contra-equity in the accompanying consolidated balance sheet and is due in December 2014, remained at $5,000,000 at October 31, 2009 and 2008.  As a result of these changes, working capital at October 31, 2009 increased to approximately $2,000,000 from approximately $1,489,000 at October 31,  2008.

Our working capital includes inventory of approximately $133,000 and $178,000 at October 31, 2009 and 2008, respectively.  Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value.  To date, sales of our products have been limited.  Accordingly, we can give no assurances that we will not be required to reduce the selling price of our inventory below our current carrying value.

During the quarter ended April 30, 2009, we modified the payment terms from Videocon and we agreed to reimburse Videocon $250,000 for engineering services related to another version of our display technology.   The license fee revenue recognized during the three months ended April 30, 2009 of $250,000 represented an offset against amounts due to Videocon for the aforementioned engineering services, in lieu of a cash payment.  In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms, which was recognized as license fee revenue during the three months ended July 31, 2009.  In August 2009, we received an additional license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms, which was recognized as revenue during the three months ended October 31, 2009.  We further modified the payment terms from Videocon during the first quarter of fiscal year 2010 for amounts that were due during that quarter.  The modifications were made to allow Videocon’s payments to be more closely aligned with the progress being made towards the optimization of the display performance.  While we have modified the timing of license fee payments to be received from Videocon, the total license fee of $11 million remains payable over the 27 month period, which commenced in May 2008.  Videocon’s obligations with respect to the    pre-production phase, and our assistance, under the License Agreement remain unaffected.

Total employee compensation expense during fiscal years 2009, 2008 and 2007 was approximately $5,219,000, $5,164,000 and $3,661,000, respectively.  During fiscal years 2009, 2008 and 2007, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  We recorded compensation expense for fiscal years ended October 31, 2009, 2008 and 2007 of approximately $2,099,000, $1,877,000 and $1,735,000, respectively, for shares of common stock issued to employees.  We recorded approximately $2,418,000, $2,614,000 and $1,081,000 of stock-based compensation expense, related to stock options granted to employees and directors, during fiscal years ended October 31, 2009, 2008 and 2007, respectively.  It is management’s intention to continue to compensate employees by issuing stock or stock options.

In addition, during fiscal years 2009, 2008 and 2007, we issued shares of common stock to consultants for services rendered.  We recorded consulting expense for fiscal years ended October 31, 2009, 2008 and 2007 of approximately $48,000, $95,000 and $182,000, respectively, for shares of common stock issued to consultants.  In addition, during fiscal years 2009, 2008 and 2007, we recorded approximately $13,000, $217,000 and $-0-, respectively, of consulting expense for stock options granted to consultants.  It is management’s intention to also continue to compensate consultants by issuing stock or stock options to the extent that our consultants do not require cash payments.

During fiscal year 2009, in exchange for a 19.5% ownership interest in ZQX we issued 800,000 unregistered shares of common stock together with warrants to purchase an additional 500,000 unregistered shares of common stock to ZQX, of which (a) warrants to purchase 250,000 shares of common stock are exercisable at $0.37 per share, and (b) warrants to purchase the remaining 250,000 shares are exercisable at $0.555 per share.  The warrants are exercisable at any time after August 19, 2010 and expire on August 19, 2019.  In addition, we issued 150,000 unregistered shares of common stock during fiscal year 2009 to Volga in exchange for a 19.9% ownership interest in Volga.  During fiscal year 2008, we issued 20,000,000 unregistered shares of our common stock to Mars Overseas an affiliate of Videocon for an aggregate purchase price of $16,200,000 and we purchased 1,495,845 Videocon GDRs for an aggregate purchase price of $16,200,000.  In April 2009, we received a dividend of approximately $29,000 on the Videocon GDRs we hold.  While the Videocon GDRs are held as security for the loan payable to Mars Overseas, the agreement governing such loan provides that any dividends, distributions, rights or other proceeds or benefits with respect to the Videocon GDRs shall be promptly transferred to us free and clear of any encumbrances under the agreements.

We believe that our existing cash, cash equivalents, and investments in U.S. government securities, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees and royalties from Videocon, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options.  We currently have no arrangements with respect to additional financing.  We can give no assurances that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

We are seeking to improve our liquidity through increased sales or license of products and technology.  In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users.  In fiscal year 2008, we entered into the License Agreement with Videocon.  During fiscal year 2009, we have recognized revenue from sales of encryption products of approximately $90,000, revenue from display engineering services of $52,000 and display technology license fees of approximately $913,000.

Contractual Obligations

The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2009:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Consulting Agreement	$128,000	-	-	-	$128,000

Noncancelable Operating Leases	$296,000	$330,000	-	-	$626,000

Total Contractual Cash Obligations	$424,000	$330,000	-	-	$754,000

Off-Balance Sheet Arrangements

We have no variable interest entities or other off-balance sheet obligation arrangements.

Effect of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued updated guidance for accounting for business combinations, which is included in ASC 805 “Business Combinations” (“ASC 805”).  The updated guidance better represents the economic value of a business combination transaction.  The changes to be effected with the new guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value and all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer.  In April 2009, the FASB amended the guidance related to contingencies in a business combinations, which is included in ASC 805-20 “Identifiable Assets and Liabilities, and Any Noncontrolling Interest”.  The amendment changes the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  It further eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in the updated business combinations guidance and instead carries forward most of the provisions of the previous business combinations guidance for acquired contingencies.  ASC 805 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  The adoption of ASC 805 is not expected to have a material effect on our accompanying consolidated financial statements.

Effective May 1, 2009, we adopted the FASB guidance on interim disclosures about fair value of financial instruments.  The updated guidance requires entities to include disclosures regarding the fair value of financial instruments and methods and significant assumptions used to estimate the fair value in their interim financial statements.  There were no changes to the required annual disclosures.  The fair value guidance regarding the interim disclosures about fair value of financial instruments and the fair value option for financial assets and liabilities is included in ASC 825 “Financial Instruments”.  See Note 2, “Summary of Significant Accounting Policies - Fair Value Measurements,” for the required annual disclosures. Additionally, effective November 1, 2008, we adopted the FASB guidance regarding the fair value option for financial assets and liabilities, which permits entities to measure eligible financial instruments at fair value.  As we did not elect the fair value option for its financial instruments (other than those already measured at fair value in accordance with ASC 820 (as defined in Note 2, “Summary of Significant Accounting Policies - Fair Value Measurements”), the adoption of this guidance did not have an impact on our accompanying consolidated financial statements.

Effective May 1, 2009, we adopted the new FASB guidance on recognition and presentation of other-than-temporary impairments.  The guidance amends the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporary impaired.  This guidance is included in ASC 320 “Investments” (“ASC 320”).  It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands required disclosures about other-than-temporary impairment for debt and equity securities.  The adoption of this guidance did not have a material effect on our accompanying consolidated financial statements.

Effective July 31, 2009, we adopted the new FASB guidance on subsequent events, which is included in ASC 855 “Subsequent Events”.  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This statement introduces the concept of financial statements being available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The adoption of this guidance did not have a material effect on our accompanying consolidated financial statements.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

As of October 31, 2009, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

At October 31, 2009, our investment in Videocon GDRs is recorded at fair value of approximately $7,105,000 including a write-down of approximately $9,095,000 as a result of an other than temporary impairment, and has exposure to additional price risk.  The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of October 31, 2009 amounts to approximately $711,000.

Our investment in DISC common stock at October 31, 2009 is recorded at fair value of approximately $198,000 including a write-down of approximately $124,000 as a result of an other than temporary impairment, and has exposure to price risk.  DISC’s common stock is not registered under the Securities Exchange Act of 1934, but is traded in the over the counter market and quoted on the Pink Sheets.  Accordingly, the fair value of DISC’s common stock is subject to price risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in price of this investment, as of October 31, 2009 amounts to approximately $20,000.

Item 8.                    Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures

Not Applicable.

Item 9A(T).            Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act.  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our management, including the principal executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, cannot provide full assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2009.  In making this assessment our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

(a) Our Directors and Executive Officers

The following table sets forth certain information with respect to all of our directors and executive officers:

Name	Position with the Company and Principal Occupation	Age	Director and/or Executive Officer Since
Denis A. Krusos	Director, Chairman of the Board and Chief Executive Officer	82	1982
Henry P. Herms	Director, Chief Financial Officer and Vice President – Finance	64	2000
George P. Larounis	Director	81	1997

(b) Business Experience of our Directors and Executive Officers

Mr. Krusos has served as one of our Directors and as our Chairman of the Board and Chief Executive Officer since November 1982.  He holds an M.S.E.E. degree from Newark College of Engineering, a B.E.E. degree from City College of New York and a J.D. degree from St. John’s University.

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

(c) Our Significant Employees

We have no significant employees other than our executive management team.

(d) Family Relationships

           There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(e) Involvement of Certain Legal Proceedings

           To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission (“SEC”).  Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.  Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2009.

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

Nomination Procedures

There were no changes to the procedures by which security holders may recommend nominations to our Board of Directors during our fiscal year 2009.

Audit Committee and Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  We do not have a standing Audit Committee.  The functions of the Audit Committee have been assumed by our full Board of Directors.  Our Board of Directors has not concluded that Mr. Larounis, the sole non-management director, meets the definition of “audit committee financial expert.”  The Securities and Exchange Commission’s rules do not require us to have an audit committee financial expert, and our Board of Directors has determined that it possesses sufficient financial expertise to effectively discharge its obligations.

Item 11.                 Executive Compensation.

Compensation Discussion and Analysis

The following provides an overview and analysis of our executive compensation programs and policies:

Compensation Program Philosophy and Objectives

Our vision includes developing, producing and marketing our thin, flat, low-voltage phosphor display technology, developing our thin, flat, low-power passive display technology and developing, producing and marketing our multi-functional encryption products that provide information security for domestic and international users over virtually every communication media.  Competition for talented executives in the display and encryption industry is intense.  Our ability to attract and retain executives with the requisite skills and experience to grow our business and achieve our business strategies is crucial to our ability to realize this vision.  Accordingly, we have designed our executive compensation program to meet the following objectives:

•	Attract, motivate and retain highly qualified executives;
•	Align management interests with those of shareholders; and
•	Reward and encourage superior performance.

To attain these objectives, our executive compensation program contains both short-term and long-term incentives rewarding individual and Company performance that generates returns for our shareholders.

Role of the Board of Directors

The Board of Directors is primarily responsible for overseeing our compensation and employee benefit plans and practices.  In determining the compensation of our senior management, the Board of Directors decisions are influenced by each individual’s experience level and scope of responsibility, and the overall performance of the Company and the individual.

The Board of Directors takes into account each person’s performance in helping the Company achieve certain goals, including the following: (i) development of its flat panel technology, (ii) making business arrangements for licensing its technology, (iii) development of encryption products and (iv) making business arrangements to license and market its encryption products.  The Board of Directors evaluates the performance of our Chief Executive Officer, Mr. Denis A. Krusos, directly.  Mr. Krusos is not present during the Board of Directors deliberations as to his compensation.  With respect to senior management other than Mr. Krusos, the Board of Directors relies upon the recommendation of Mr. Krusos, as the person in the best position to judge the respective performances of such individuals.

Because the market for talented executives is extremely competitive, the Board of Directors also considers, from time to time, the form and amount of compensation paid to executives of other companies, compiled from publicly available information.  While the Board of Directors can engage compensation consultants to assist with this task, it did not engage any such consultants in fiscal year 2009.  The Board of Directors does not target a specific benchmark for compensation from the other companies whose compensation it reviews, but rather uses the information in light of the other factors.

Elements of Executive Compensation

Our executive compensation consists primarily of two elements: base salary and stock options under our stock equity incentive plans, which provides long-term equity incentives.

Base Salary-

We determine base salaries for our executives based on, among other things, job responsibilities, their tenure with and individual contribution to the Company, and their prior relevant background and experience.  We also take into account competitive market data, but do not target base salary at any particular level in comparison to the market.  Our Board of Directors reviews base salaries annually.  To maintain flexibility, we do not target base salary at any particular percent of total compensation.

Stock Options-

The Board of Directors believes it is important to provide our senior management with stock-based incentive compensation that increases in value in direct correlation with improvement in the performance of our common stock.  This aligns management’s interests with those of our stockholders and supports the creation of long-term shareholder value.  The fundamental philosophy is to link the amount of compensation for an executive to his or her contribution to the Company’s success in achieving financial and other objectives.  In general, we grant stock options under stock equity incentive plans to directors, officers, and other employees upon commencement of their employment with us and periodically thereafter.  We generally grant stock options at regularly scheduled Board meetings.

As with other elements of compensation, the Board of Directors considers a combination of factors, such as job responsibility, individual contribution and market competition, in establishing the amount of compensation provided by options to each individual executive.  Equity incentives are not set at any particular percentage of total compensation.

The option awards are granted at an exercise price equal to the closing price of common stock on the grant date (the date the grant is approved.)  Options for directors and officers generally vest on the date of grant or after a 6 or 12 month period following the grant date, provided the directors or officers remain employed on the vesting date, so that such compensation is at risk of forfeiture based on the directors or officers’ continued service with us.  The stock equity incentive plans also provide for the award of restricted stock, although such awards have not been used in any material respect.  No restricted stock was awarded during fiscal year 2009.

Other Benefits-

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

Board of Directors Report on Executive Compensation

We have reviewed and discussed the above “Compensation Discussion and Analysis” with management.  Based upon this review and discussion, we have recommended that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

Denis A Krusos Henry P. Herms George P. Larounis

Executive Compensation

The following table sets forth certain information for fiscal year ended October 31, 2009, with respect to compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer (the “Named Executive Officers”).  No other Named Executive Officer received total compensation in excess of $100,000 during fiscal year 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total Compensation ($)
Denis A. Krusos,	2009	$250,000	$748,500	$39,815	$1,038,315
Chairman of the Board,	2008	$250,000	$967,000	$33,929	$1,250,929
Chief Executive Officer and Director	2007	$250,000	$422,170	$28,532	$700,702
Henry P. Herms	2009	$125,000	$74,850	$18,779	$218,629
Chief Financial Officer, Vice President-	2008	$125,000	$72,525	$21,777	$219,302
Finance and Directo	2007	$100,000	$30,155	$14,300	$144,455

(1)
Amounts in the Option Awards column represent the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended October 31, 2009, 2008 and 2007 for each Named Executive Officer in accordance with ASC 718.   A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for the fiscal year ended October 31, 2009, included elsewhere in this Annual Report on Form 10-K.

(2)
Amounts in the All Other Compensation column reflect, for each Named Executive Officer, the sum of the incremental cost to us of all perquisites and personal benefits, which consisted solely of auto allowance and related expenses for fiscal years ended October 31, 2009, 2008 and 2007.

The following table sets forth certain information with respect to unexercised stock options held by the Named Executive Officers outstanding on October 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un -Exercisable	Option Exercise Price ($)	Option Expiration Date
Denis A. Krusos	250,000 250,000 150,000 500,000 500,000 250,000 1,000,000 1,500,000 1,000,000 1,000,000 700,000 1,000,000 1,000,000		$1.063 $0.688 $0.400 $0.250 $0.430 $0.810 $1.040 $0.650 $0.520 $0.830 $0.700 $1.170 $0.920	10/26/2010 1/1/2011 9/19/2011 5/5/2013 2/22/2014 5/10/2014 10/25/2014 2/17/2015 10/30/2015 5/31/2016 11/20/2016 11/11/2017 10/7/2019
Henry P. Herms	100,000 50,000 50,000 70,000 100,000 100,000 50,000 50,000 75,000 100,000		$0.938 $0.688 $0.810 $1.040 $0.650 $0.520 $0.830 $0.700 $1.170 $0.920	11/19/2010 1/1/2011 5/10/2014 10/25/2014 2/17/2015 10/30/2015 5/31/2016 11/20/2016 11/11/2017 10/7/2019

The following table sets forth certain information with respect to grants of stock options to the Named Executive Officers during fiscal year 2009:

GRANTS OF PLAN BASED AWARDS TABLE
Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value ($)
Denis A. Krusos	10/08/09	1,000,000	$0.92	$748,500
Henry P. Herms	10/08/09	100,000	$0.92	$74,850

The following table summarizes the exercise of stock options during fiscal year 2009 by Named Executive Officers:

OPTION EXERCISES AND STOCK VESTED TABLE
Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Denis A. Krusos	100,000	$52,000
Henry P. Herms	100,000	$52,000

(1)	The value realized on exercise is calculated based on the difference between the exercise price of the options and the market price of the stock at the time of exercise.

Director’s Compensation

There is no present arrangement for cash compensation of directors for services in that capacity.  Under the 2003 Share Incentive Plan (as defined in Note 7 to our Consolidated Financial Statements), each non-employee director is entitled to receive nonqualified stock options to purchase 60,000 shares of common stock each year that such director is elected to the Board of Directors.  Mr. Larounis received such an award upon his election to our Board of Directors at our 2009 Annual Meeting of Shareholders and in October 2009, he received an additional award of stock options for his services as a director.

Our employee directors, Denis A. Krusos and Henry P. Herms did not receive any additional compensation for services provided as a director during fiscal year 2009.  The following table sets forth compensation of George P. Larounis, our sole non-employee director for fiscal year 2009:

DIRECTORS COMPENSATION
Name	Option Awards ($) (1)	All Other Compensation ($)
George P. Larounis	$60,564	-

(1)
Amounts in the Option Awards column represent the dollar amounts recognized for financial statement reporting purposes for fiscal year 2009 for Mr. Larounis in accordance with ASC 718.  A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2009, included elsewhere in this Annual Report on Form 10-K.  At October 31, 2009, Mr. Larounis held unexercised stock options to purchase 780,000 shares of our common stock.  The grant date fair value of awards to Mr. Larounis in fiscal year 2009, calculated in accordance ASC 718 was $60,564.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to our common stock beneficially owned as of January 25, 2010 by (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and (c) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class
Mars Overseas Limited (3) P.O. Box 309, GI Ugland House South Church Street, George Town Grand Cayman, Cayman Islands	20,000,000	13.70%
Denis A. Krusos 900 Walt Whitman Road Melville, NY 11747	10,519,880	6.78%
Henry P. Herms 900 Walt Whitman Road Melville, NY 11747	755,575	*
George P. Larounis 900 Walt Whitman Road Melville, NY 11747	760,000	*
All Directors and Executive Officers as a Group (3 persons)	12,035,455	7.69%

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

(2)
Includes 9,100,000 shares, 745,000 shares, 720,000 shares and 10,565,000 shares which Denis A. Krusos, Henry P. Herms, George P. Larounis, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Stock Option Plan, 2000 Share Incentive Plan and the 2003 Share Incentive Plan (as defined in Note 7 to our Consolidated Financial Statements).

(3)	Based on the information provided in a Schedule 13G for such entity filed with the Securities and Exchange Commission on November 9, 2007.

Equity Compensation Plan Information

The following is information as of October 31, 2009 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 1993 Stock Option Plan, our 2000 Share Incentive Plan and our 2003 Share Incentive Plan.  See Note 7 to Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,258,466	$0.91	21,508
Equity compensation plans not approved by security holders	18,252,045	$0.80	5,483,086
Total	20,510,511	$0.81	5,504,594

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Related Person Transaction Approval Policy

Our Board of Directors review and approve all transactions between us and a related person, to the extent required by applicable rules and regulations.  Generally, management would present to the Board of Directors for approval at the next regularly scheduled Board meeting any related person transactions proposed to be entered into by us.

Director Independence

Our Board of Directors oversees the activities of our management in the handling of the business and affairs of our company. None of our directors are “independent” under the rules adopted by the Nasdaq Stock Market and other stock exchanges.

Item 14.                 Principal Accountant Audit Fees and Services.

 The following table describes fees for professional audit services rendered and billed by KPMG LLP from August 2009 through October 31, 2009, our present independent registered public accounting firm and principal accountant, for the audit of our annual financial statements for the year ended October 31, 2009 and Grant Thornton LLP during the period from November 1, 2007  through August 2009, for the audit of our annual financial statements and for other services for the year ended October 31, 2008 and for review of our quarterly financial statements for the three month periods ended January 31, 2009 and April 30, 2009.

Type of Fee	2009	2008

Audit Fees (1)	$517,743	$432,151
Audit Related Fees (2)	-	11,644
Tax Fees (3)	-	1,000
All Other Fees	-	-
Total	$517,743	$444,795

(1)	Audit fees for fiscal year 2009 represent billed fees for professional services rendered by KPMG LLP and Grant Thornton LLP of $50,000 and $467,743, respectively.

(2)	Audit related fees consist of fees related to an SEC comment letter.

(3)	Tax fees consist of tax consulting services.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm.  KPMG’s engagement to conduct our audit was approved by our Board of Directors on August 11, 2009.  We did not enter into any non-audit engagement or relationship with KPMG during fiscal year 2009.  Grant Thornton’s engagement to conduct our audit was approved by the Board of Directors on July 18, 2008.  We did not enter into any non-audit engagement or relationship with Grant Thornton LLP during fiscal year 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

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

(b)           Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and to Form 10-Q for the fiscal quarter ended July 31, 1997.)

3.2	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to our Form 8-K dated August 4, 2008.)

4.1	Common Stock Purchase Warrant issued to ZQX Advisors, LLC on August 20, 2009 (filed herewith)

4.2	Common Stock Purchase Warrant issued to ZQX Advisors, LLC on August 20, 2009 (filed herewith)

10.1	CopyTele, Inc. 1993 Stock Option Plan, adopted on April 28, 1993 and approved by shareholders on July 14, 1993. (Incorporated by reference to Proxy Statement dated June 10, 1993.)

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

21	Subsidiaries of CopyTele, Inc. (Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.)

23.1	Consent of KPMG LLP. (Filed herewith.)

23.2	Consent of Grant Thornton LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2010. (Filed herewith.)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2010. (Filed herewith.)

32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2010. (Filed herewith.)

32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2010. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board and
January 29, 2010		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board,
Chief Executive Officer
and Director (Principal Executive
January 29, 2010		Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance,
Chief Financial Officer and
Director (Principal Financial
January 29, 2010		and Accounting Officer)

	By:	/s/ George P. Larounis
George P. Larounis
January 29, 2010		Director

COPYTELE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CopyTele, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CopyTele, Inc. and subsidiaries as of October 31, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements we have also audited the consolidated financial statement schedule listed in Item 15 (a) (1) (2).  These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. and subsidiaries as of October 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Melville, NY
January 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CopyTele, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CopyTele, Inc. and Subsidiaries (the “Company”) as of October 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended October 31, 2008.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. and Subsidiaries as of October 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Melville, New York
January 14, 2009

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,451,241	$478,599
Short–term investments in certificates of deposit and U.S. government securities	749,942	1,442,484
Accounts receivable, net of allowance for doubtful accounts of $206,000 and $223,000, respectively	750	103,000
Inventories	132,688	178,144
Prepaid expenses and other current assets	61,869	54,348
Total current assets	2,396,490	2,256,575
Investment in U.S. government securities, at amortized cost	-	749,711
Investment in Videocon Industries Limited global depository receipts,
at market value	7,105,264	3,619,945
Investment in Volga-Svet, Ltd., at cost	127,500	-
Investment in Digital Info Security Co. Inc. common stock, at market value	198,030	841,800
Property and equipment, net of accumulated depreciation and amortization of $2,161,956 and $2,151,344 respectively	21,162	29,838
Total assets	$9,848,446	$7,497,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$326,243	$384,896
Accrued liabilities	69,931	69,364
Deferred revenue, non-refundable license fee	-	313,332
Total current liabilities	396,174	767,592

Loan payable to related party	5,000,000	5,000,000

Shareholders’ equity:
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 240,000,000 shares authorized; 144,562,516 and 132,497,881 shares issued and outstanding, respectively	1,445,625	1,324,979
Additional paid-in capital	116,284,003	109,348,894
Loan receivable from related party	(5,000,000)	(5,000,000)
Accumulated deficit	(108,277,356)	(91,788,341)
Accumulated other comprehensive loss	-	(12,155,255)
Total shareholders’ equity	4,452,272	1,730,277

Total liabilities and shareholders’ equity	$9,848,446	$7,497,869

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2009	2008	2007

Net revenue
Revenue from sales of encryption products, net	$90,465	$376,455	$246,852
Revenue from encryption services, net	-	-	240,000
Revenue from display engineering services, net	52,000	-	-
Display technology license fee	913,332	1,686,668	-
Total net revenue	1,055,797	2,063,123	486,852

Cost of revenue and operating expenses
Cost of encryption products sold	47,488	95,594	73,953
Cost of encryption services	-	-	86,407
Cost of display engineering services	18,200	-	-
Research and development expenses	4,116,200	4,127,393	3,403,943
Selling, general and administrative expenses	4,194,227	3,829,654	2,414,916
Total cost of revenue and operating expenses	8,376,115	8,052,641	5,979,219

Loss from operations	(7,320,318)	(5,989,518)	(5,492,367)

Impairment in value of available for sale securities (Note 4)	(9,218,972)	-	-

Dividend income	29,468	130,886	-

Interest income	20,807	37,028	34,149

Loss before income taxes	(16,489,015)	(5,821,604)	(5,458,218)

Provision for income taxes	-	-	-

Net loss	$(16,489,015)	$(5,821,604)	$(5,458,218)

Net loss per share:
Basic and diluted	$(.12)	$(.05)	$(.05)

Weighted average common shares outstanding:
Basic and diluted	138,746,477	129,490,238	103,487,032

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2009, 2008 AND 2007

				Loan		Accumulated
			Additional	Receivable		Other	Total
	Common Stock		Paid-in	From	Accumulated	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Related Party	Deficit	Loss	Equity

Balance, October 31, 2006	99,260,395	$992,604	$80,797,756	$-	$(80,508,519)	$-	$1,281,841

Stock option compensation to employees	-	-	1,080,882	-	-	-	1,080,882
Common stock issued upon exercise of stock options under stock option plans	4,582,230	45,822	2,113,977	-	-	-	2,159,799
Common stock issued to employees pursuant to stock incentive plans	2,528,365	25,284	1,709,657	-	-	-	1,734,941
Common stock issued to consultants pursuant to stock incentive plans	240,325	2,403	179,702	-	-	-	182,105
Unregistered common stock issued to Digital Info Security Co., Inc.	300,000	3,000	207,000	-	-	-	210,000
Net loss	-	-	-	-	(5,458,218)	-	(5,458,218)

Balance, October 31, 2007	106,911,315	1,069,113	86,088,974	-	(85,966,737)	-	1,191,350

Stock option compensation to employees	-	-	2,613,731	-	-	-	2,613,731
Stock option compensation to consultants	-	-	216,896	-	-	-	216,896
Common stock issued upon exercise of stock options under stock option plans	3,354,200	33,542	2,478,763	-	-	-	2,512,305
Common stock issued to employees pursuant to stock incentive plans	2,142,400	21,424	1,856,067	-	-	-	1,877,491
Common stock issued to consultants pursuant to stock incentive plans	89,966	900	94,463	-	-	-	95,363
Unregistered common stock issued to Videocon Industries Limited	20,000,000	200,000	16,000,000	(5,000,000)	-	-	11,200,000
Unrealized loss on investment in Videocon Industries Limited global depository receipts	-	-	-	-	-	(12,580,055)	(12,580,055)
Unrealized gain on investment in Digital Info Security Co., Inc	-	-	-	-	-	424,800	424,800
Net loss	-	-	-	-	(5,821,604)	-	(5,821,604)

Balance, October 31, 2008	132,497,881	$1,324,979	$109,348,894	$(5,000,000)	$(91,788,341)	$(12,155,255)	$1,730,277

							Continued

The accompanying notes are an integral part of this statement.

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2009, 2008 AND 2007

Continued

				Loan		Accumulated
			Additional	Receivable		Other	Total
	Common Stock		Paid-in	From	Accumulated	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Related Party	Deficit	Loss	Equity

Balance, October 31, 2008	132,497,881	$1,324,979	$109,348,894	$(5,000,000)	$(91,788,341)	$(12,155,255)	$1,730,277

Stock option compensation to employees	-	-	2,418,061	-	-	-	2,418,061
Stock option compensation to consultants	-	-	13,225	-	-	-	13,225
Common stock issued upon exercise of stock options under stock option plans	5,160,000	51,600	1,920,600	-	-	-	1,972,200
Common stock issued to employees pursuant to stock incentive plans	5,800,545	58,005	2,041,370	-	-	-	2,099,375
Common stock issued to consultants pursuant to stock incentive plans	154,090	1,541	46,932	-	-	-	48,473
Unrealized loss on available for sale securities reclassified to net loss, net (Note 4)	-	-	-	-	-	12,155,255	12,155,255
Unregistered common stock and warrants issued to ZQX Advisors, LLC	800,000	8,000	368,921	-	-	-	376,921
Unregistered common stock issued to Volga-Svet, Ltd	150,000	1,500	126,000	-	-	-	127,500
Net loss	-	-	-	-	(16,489,015)	-	(16,489,015)

Balance, October 31, 2009	144,562,516	$1,445,625	$116,284,003	$(5,000,000)	$(108,277,356)	$-	$4,452,272

The accompanying notes are an integral part of this statement.

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended October 31,
	2009		2008		2007
Cash flows from operating activities:
Payments to suppliers, employees and consultants		$(3,047,348)		$(3,236,351)	$(2,808,025)
Cash received from products and services		141,715		170,445	377,017
Cash received from display technology license fee		350,000		2,000,000	-
Dividend received		29,468		130,886	-
Interest received		24,599		33,152	34,149
Net cash used in operating activities		(2,501,566)		(901,868)	(2,396,859)
Cash flows from investing activities:
Disbursements to acquire Videocon Industries Limited global depository receipts		-		(16,200,000)	-
Disbursements to acquire short-term investments (certificates of deposit and U.S. government securities)		(2,899,423)		(2,880,166)	(825,000)
Proceeds from maturities of short-term investments (certificates of deposit and U.S. government securities)		4,342,959		1,841,000	463,000
Proceeds from sale of Digital Info Security Co., Inc. common stock		60,408		-	-
Disbursements to acquire long-term investments (U.S. government securities)		-		(999,525)	-
Proceeds from sales of long-term investments (U.S. government securities)		-		251,565	-
Payments for purchases of property and equipment		(1,936)		(13,853)	(13,459)
Net cash provided by (used in) investing activities		1,502,008		(18,000,979)	(375,459)
Cash flows from financing activities:
Proceeds from sale of common stock to Videocon Industries Limited		-		16,200,000	-
Issuance of loan receivable from related party		-		(5,000,000)	-
Proceeds from issuance of loan payable to related party		-		5,000,000	-
Proceeds from exercise of stock options		1,972,200		2,512,305	2,159,799
Net cash provided by financing activities		1,972,200		18,712,305	2,159,799
Net increase (decrease) in cash and cash equivalents		972,642		(190,542)	(612,519)
Cash and cash equivalents at beginning of year		478,599		669,141	1,281,660
Cash and cash equivalents at end of year		$1,451,241		$478,599	$669,141

Reconciliation of net loss to net cash used in operating activities:
Net loss	$	(16,489,015)	$	(5,821,604)	$(5,458,218)
Stock option compensation to employees		2,418,061		2,613,731	1,080,882
Stock option compensation to consultants		13,225		216,896	-
Stock awards granted to employees pursuant to stock incentive plans		2,099,375		1,877,491	1,734,941
Stock awards granted to consultants pursuant to stock incentive plans		48,473		95,363	182,105
Unregistered common stock and warrants issued to ZQX Advisors, LLC		376,921		-
Provision for doubtful accounts		103,000		223,000	-
Provision for (recovery of) slow-moving inventory reserve		9,473		(19,379)	-
Depreciation and amortization		10,612		10,669	9,889
Amortized discount on investments (U.S. government securities)		(1,283)		(3,403)	-
Loss on sale of Digital Info Security Co., Inc. common stock		34,326		-	-
Impairment in value of available for sale securities		9,218,972		-	-
Gain on sale of investments (U.S. government securities)		-		(1,667)	-
Change in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts		(750)		(206,000)	(109,835)
Inventories		35,983		33,158	68,900
Prepaid expenses and other current assets		(7,521)		(8,906)	(2,544)
Accounts payable and accrued liabilities		(58,086)		(224,549)	97,021
Deferred revenue		(313,332)		313,332	-
Net cash used in operating activities		$(2,501,566)	$	(901,868)	$(2,396,859)

Supplement disclosure of non-cash investing and financing activities:
Unregistered common stock issued in connection with investment in Digital Info Security Co., Inc.		$-		$-	$210,000
Unregistered common stock issued in connection with investment in Volga-Svet, Ltd.		$127,500		$-	$-
Unregistered common stock and warrants issued in connection with investment in ZQX Advisors, LLC		$91,304		$-	$-

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND FUNDING

Description of Business

Our principal operations include the development, production and marketing of thin, flat, low-voltage phosphor display technology, the development of thin, flat, low-power passive display technology and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

Funding and Management’s Plans

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options.  In addition, commencing in the fourth quarter of fiscal 1999, we have generated limited cash flows from sales of our encryption products and in May 2008 began receiving license fees related to our display technology from Videocon Industries Limited, an Indian company (“Videocon”) pursuant to the License Agreement (as defined below).

During fiscal 2009, our cash used in operating activities was approximately $2,502,000.  This resulted from payments to suppliers, employees and consultants of approximately $3,047,000, which was offset by cash of approximately $142,000 received from collections of accounts receivable related to sales of products and services, cash received from display technology licensing fees of $350,000, approximately $29,000 of dividend income received and approximately $25,000 of interest income received.  Our cash provided by investing activities during fiscal 2009 was approximately $1,502,000, which resulted from purchases of short-term investments consisting of certificates of deposit and U.S. government securities of approximately $2,899,000 and purchases of approximately $2,000 of equipment, offset by approximately $4,343,000 received upon maturities of short-term investments consisting of certificates of deposit and U.S. government securities and approximately $60,000 received upon the sale of Digital Info Security Co. Inc. common stock.  Our cash provided by financing activities during fiscal 2009 was approximately $1,972,000, which resulted from cash received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at October 31, 2009 decreased to approximately $2,201,000 from approximately $2,671,000 at the end of fiscal 2008.

Total employee compensation expense during fiscal 2009, 2008 and 2007 was approximately $5,219,000, $5,164,000 and $3,661,000, respectively.  During fiscal 2009, 2008 and 2007, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  We recorded compensation expense for the fiscal years ended October 31, 2009, 2008 and 2007 of approximately $2,099,000, $1,877,000 and $1,735,000, respectively, for shares of common stock issued to employees.  We recorded approximately $2,418,000, $2,614,000 and $1,081,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the years ended October 31, 2009, 2008 and 2007, respectively.

We believe that our existing cash, cash equivalents and investments in U.S. government securities, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees and royalties from Videocon, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash, cash equivalents, investments and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit.  The sale of additional equity securities or convertible debt could result in dilution to our shareholders.  We currently have no arrangements with respect to additional financing.  There can be no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.  If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transactions with Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the License Agreement, we expect to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period commencing in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon.  In April 2008, the Indian Government approved the License Agreement.

In May 2008, we received the first installment of the license fee of $2,000,000.  During the quarter ended April 30, 2009, we modified the payment terms from Videocon and we agreed to reimburse Videocon $250,000 for engineering services related to another version of our display technology, which amount was offset against amounts due to Videocon in lieu of a cash payment.  In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received an additional license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  As of October 31, 2009, we have received aggregate license fee payments of $2,600,000.  We further modified the payment terms from Videocon during the first quarter of fiscal 2010 for amounts that were due during that quarter.  The modifications were  made to allow Videocon’s payments to be more closely aligned with the progress being made towards the optimization of the display performance.  While we have modified the timing of license fee payments to be received from Videocon, the total license fee of $11 million remains payable over the 27 month period, which commenced in May 2008.  Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.

Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce such display modules, and also is to provide all tooling and fixtures required for the production process.  As part of our assistance to Videocon to produce such display modules, we have been exchanging information with Videocon employees so that they may understand the CopyTele technology.  We are currently cooperating with Videocon to jointly implement the CopyTele technology prior to production, to produce prototypes of such modules. Videocon is utilizing its display processing technology and facilities to continue to produce various configurations of our display matrix to optimize its performance. The matrix is the main component of our display, since it contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our display.  We are also working with Videocon to incorporate two other versions of our display technology.  Improvements to the technology, when and if available, are to be jointly owned by CopyTele and Videocon.  Significant improvements, as defined in the License Agreement, may result in additional compensation to CopyTele.  CopyTele has determined that any improvements which are not significant in nature are inconsequential.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The arrangement with Videocon also provides for  an advisor to  Board of Directors.  The purpose of the advisor to the Board of Directors is to provide knowledge to the Board of the display market and to apprise the Board of developments in this market.  CopyTele believes this to be inconsequential to the operation of the License Agreement.

Under the License Agreement we continue to have the right to produce and market products utilizing our technology.  We also continue to have the right to utilize Volga Svet Ltd., a Russian display company that we have been working with for more than twelve years (“Volga”), and an Asian company that CopyTele has been working with for more than six years, to produce and market, products utilizing the Licensed Technology.  Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele and Videocon.

In November 2007, we also entered into a Share Subscription Agreement (the “Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”).  Under the Subscription Agreement, Mars Overseas purchased 20,000,000 shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000, which was determined by management to approximate fair market value.  The purchase of the CopyTele Shares pursuant to the Subscription Agreement closed in November 2007.

Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement (the “Purchase Agreement”) with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon ( the “Videocon GDRs”), acquired by Global on the open market for an aggregate purchase price of $16,200,000, which was determined by management to approximate fair market value.  Videocon’s global depository receipts are listed on the Luxembourg Stock Exchange.  The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.

For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in principal amount of $5,000,000 from CopyTele International to Mars Overseas.   The loans are for a term of seven years and do not bear interest.  Prepayment of each loan requires payment of a premium by the borrower and, in any event, the lien on the Securities securing the prepaid loan will not be released until the seventh anniversary of the closing of the loans and the prepaid amount would be held in escrow until such date.  The loan agreements required the parties to enter into an escrow agreement under which the parties deposited the Securities with an escrow agent for the term of the loans.  The loan agreements also provide for customary events of default which may result in forfeiture of the Securities by the defaulting party.  The loan and escrow agreements also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits received by the escrow agent in respect of the Securities.  The closing of the loans took place in December 2007.  The loan receivable from Mars Overseas is classified as a contra-equity under Shareholders’ Equity in the accompanying consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International and CopyTele Marketing Inc. (“CopyTele Marketing”).  CopyTele International and CopyTele Marketing  were incorporated in the British Virgin Islands on July 12, 2007 and September 5, 2007, respectively.  CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon.  As of October 31, 2009, CopyTele Marketing is inactive.  All intercompany transactions have been eliminated in consolidation.

Effective October 31, 2009, we adopted Accounting Standards Codification (“ACS”) 105 “GAAP” (“ASC 105”) issued by the Financial Accounting Standards Board (“FASB”) that establishes the ASC as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  Upon adoption, all existing accounting standards were superseded and all other accounting literature not included in the ASC is now considered non-authoritative.  The adoption of ASC 105 had no impact on our financial position or operating results as it only amends the referencing to existing accounting standards (other than the Securities and Exchange Commission (“SEC”) guidance).

Fair Value Measurements

On November 1, 2008, we adopted the FASB guidance for measurements and disclosures of assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually).  Further FASB guidance delayed the effective date of the fair value guidance for non-financial assets and liabilities.  We will adopt the fair value guidance for our non-financial assets and liabilities in fiscal 2010.  This fair value guidance adopted is included in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  In accordance with ASC 820, we have categorized our financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  We do not have any financial liabilities that are required to be measured at fair value on a recurring basis.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets recorded in the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which we have the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2 - Financial assets whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  We do not currently have any Level 2 financial assets.

Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.  We do not currently have any Level 3 financial assets.

As of October 31, 2009, our Level 1 financial assets consist of the following:

Fair Value as of October 31, 2009
Money market funds – Cash and cash equivalents	$698,834
U.S. government securities – Cash and cash equivalents	699,909
U.S. government securities – Short-term investments	749,942
Videocon Industries Limited global depository receipts	7,105,264
Digital Info Security Co. Inc. common stock	198,030

The adoption of this new guidance did not have a material effect on our consolidated financial statements.

Revenue Recognition

Revenues from sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

We have assessed the revenue guidance of ASC 605-25 “Multiple-Element Arrangements” to determine whether multiple deliverables in our arrangement with Videocon represent separate units of accounting.  Under the License Agreement, CopyTele is required to: (a) disclose to Videocon the Licensed Technology and provide reasonable training of Videocon personnel; (b) jointly cooperate with Videocon to produce prototypes prior to production; and (c) assist Videocon in preparing for production.  CopyTele has determined that these performance obligations do not have value to Videocon on a standalone basis, as defined in such accounting guidance, and accordingly they do not represent separate units of accounting.

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.  We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized.  On this basis, we have recognized license fee revenue during the years ended October 31, 2009 and 2008 of  approximately $913,000 and $1,687,000, respectively.  License fee payments received from Videocon which are in excess of the amounts recognized as revenue ($-0- as of October  31, 2009, and  approximately $313,000 as of October 31, 2008) are recorded as deferred revenue on the accompanying consolidated balance sheet.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended April 30, 2009, we modified the payment terms from Videocon and we agreed to reimburse Videocon $250,000 for engineering services related to another version of our display technology.   The license fee revenue recognized during the three months ended April 30, 2009 of $250,000 represented an offset against amounts due to Videocon for the aforementioned engineering services, in lieu of a cash payment.  In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms, which was recognized as license fee revenue during the three months ended July 31, 2009.  In August 2009, we received an additional license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms, which was recognized as revenue during the three months ended October 31, 2009.  We further modified the payment terms from Videocon during the first quarter of fiscal 2010 for amounts that were due during that quarter.  The modifications were  made to allow Videocon’s payments to be more closely aligned with the progress being made towards the optimization of the display performance.  While we have modified the timing of license fee payments to be received from Videocon, the total license fee of $11 million remains payable over the 27 month period, which commenced in May 2008.  Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.

Warranty Policy

We warrant that our products are free from defects in material and workmanship for a period of one year from the date of initial purchase.  The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect.  Management has recorded a nominal amount of warranty liability as of October 31, 2009 and 2008, based upon historical experience and management’s best estimate of future warranty claims.

Statements of Cash Flows

Cash and cash equivalents consist of highly liquid instruments that are readily convertible into cash and have original maturities of less than three months.  During the years ended October 31, 2009, 2008 and 2007, we did not pay any cash for interest expense or U.S. federal or state income tax purposes.

Short-term investments and investments in U.S. government securities

Short-term investments represent certificates of deposit and U.S. government securities with maturities of less than twelve months.  Noncurrent investments in U.S. government securities represent securities with maturities of more than twelve months.  Each of the investments are carried at amortized cost as management has the intention and ability to hold these to maturity.

Fair Value of Financial Instruments

In the opinion of management, the carrying value of all financial instruments, consisting primarily of cash and cash equivalents, short-term investments, accounts and other receivables and accounts payable, reflected in the accompanying balance sheets, approximates fair value as of October 31, 2009 and 2008, due to their short term nature. Noncurrent investments in U.S. Government securities approximates fair value as of October 31, 2008, based on current market prices.

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

Property and Equipment

Property and equipment, consisting primarily of engineering equipment, is stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, primarily five years.  Minor replacements and maintenance and repair items are charged to expense as incurred.  Upon disposal or retirement of assets, the cost and related accumulated depreciation are removed from our consolidated balance sheet.  Depreciation expense for the years ended October 31, 2009, 2008 and 2007 was approximately $11,000, $11,000 and $10,000, respectively.

Investment Securities

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment.  During the fourth quarter of fiscal 2009, we determined that there was an other than temporary impairment in both our Videocon and Digital Info Security Co. Inc. (“DISC”) investments.  See Note 4 for further discussion.  We will record an additional impairment charge if and when we believe any such investment has experienced an additional decline that is other than temporary.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company recognizes rent expense from operating leases with periods of free and scheduled rent increases on a straight-line basis over the applicable lease term.  The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured.

Long-Lived Assets

 The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value.  If the projected undiscounted cash flows are less than the carrying value, an impairment would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

Research and Development Expenses

Research and development expenses are expensed in the year incurred.

Advertising Expense

Advertising expense is included in the accompanying statements of operations in selling, general and administrative expenses in the year incurred.  Advertising expense for the years ended October 31, 2009, 2008 and 2007, was approximately $5,000, $3,000, and $2,000, respectively.

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

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance included in ASC 718 “Stock Compensation” (“ASC 718”).  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $2,418,000, $2,614,000 and $1,081,000  during the years ended October 31, 2009, 2008 and 2007, respectively, in accordance with ASC 718.  Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.  Such stock-based compensation expense increased both basic and diluted net loss per share for the years ended October 31, 2009, 2008 and 2007 by $0.02, $0.02 and $0.01, respectively.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the years ended October 31, 2009, 2008 and 2007 was approximately $34,000, $-0- and $26,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of October 31, 2009, there was approximately $24,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors.

We account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees”.  We recognized consulting expense for options granted to non-employee consultants, during the years ended October 31, 2009, 2008 and 2007, of approximately $13,000, $217,000 and $-0-, respectively.  Such consulting expense is included in the accompanying consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.  As of October 31, 2009, there was no such unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants which is expected to be amortized during fiscal 2010.

Fair Value Determination

In accordance with ASC 718, we estimate the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes pricing model.  We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors.  To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups. Stock options we granted during the years ended October 31, 2009 and October 31, 2008 consisted of awards of stock options with 10-year terms which vested either immediately or over future periods of from three months to three years.  All of the stock options we granted during the year ended October 31, 2007, consisted of awards of stock options with either 5-year terms, which vested over one year, or 10-year terms, which vested immediately.

The per-share weighted-average grant date fair value of stock options granted during fiscal 2009, 2008 and 2007 was $0.33, $0.53 and $0.37, respectively.  The total intrinsic value of stock options exercised during fiscal 2009, 2008 and 2007 was approximately $176,000, $797,000 and $950,000, respectively.

We estimated the fair value of stock option awards using the following assumptions:

	For the Year Ended October 31,
	2009	2008	2007
Weighted average expected term (in years)	2.8	3.4	3.0
Weighted average volatility	105%	90%	92%
Average risk-free interest rate	1.19%	3.07%	4.64%
Average dividend yield	0	0	0

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.  Because we consider our options to be “plain vanilla”, we estimated the expected term using a modified version of the simplified method of calculation, as prescribed by Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”).  This modified calculation uses the actual life for options that have been settled, and a uniform distribution assumption for the options still outstanding.  Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.  In December 2007, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 110, “Share-Based Payment” (“SAB 110”).  SAB 110 permits the use of the simplified method in SAB 107 for employee option grants after December 31, 2007 for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options.  We have adopted SAB 110 and continued to use the simplified method to estimate the expected term for options granted after December 2007, as adequate historical experience is not available to provide a reasonable estimate.  We intend to continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

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

Under ASC 718, the amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest.  Accordingly, we  reduce the fair value of the stock option awards for expected forfeitures, which are forfeitures of the unvested portion of surrendered options.  We estimated expected forfeitures based on our historical experience.

We will reconsider use of the Black-Scholes pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. If factors change and we employ different assumptions in the application of ASC 718 in future periods, the compensation expense that we record under ASC 718 may differ significantly from what we have recorded in the current period.

Net Loss Per Share of Common Stock

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2009, 2008 and 2007, were options to purchase  20,510,511 shares, 19,768,511 shares and 19,272,711 shares, respectively, and for the year ended October 31, 2009, warrants to purchase 500,000 shares.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effect of Recently Issued Pronouncements

In December 2007, the FASB issued updated guidance for accounting for business combinations, which is included in ASC 805 “Business Combinations” (“ASC 805”).  The updated guidance better represents the economic value of a business combination transaction.  The changes to be effected with the new guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value and all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer.  In April 2009, the FASB amended the guidance related to contingencies in a business combinations, which is included in ASC 805-20 “Identifiable Assets and Liabilities, and Any Noncontrolling Interest”.  The amendment changes the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  It further eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in the updated business combinations guidance and instead carries forward most of the provisions of the previous business combinations guidance for acquired contingencies.  ASC 805 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  The adoption of ASC 805 on November 1, 2009 is not expected to have a material effect on our consolidated financial statements.

Effective May 1, 2009, we adopted the FASB guidance on interim disclosures about fair value of financial instruments.  The updated guidance requires entities to include disclosures regarding the fair value of financial instruments and methods and significant assumptions used to estimate the fair value in their interim financial statements.  There were no changes to the required annual disclosures.  The fair value guidance regarding the interim disclosures about fair value of financial instruments and the fair value option for financial assets and liabilities is included in ASC 825 “Financial Instruments.”  See Note 2, “Summary of Significant Accounting Policies - Fair Value Measurements,” for the required annual disclosures. Additionally, effective November 1, 2008, we adopted the FASB guidance regarding the fair value option for financial assets and liabilities, which permits entities to measure eligible financial instruments at fair value.  As we did not elect the fair value option for its financial instruments (other than those already measured at fair value in accordance with ASC 820), the adoption of this guidance did not have an impact on its accompanying consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective May 1, 2009, we adopted the new FASB guidance on recognition and presentation of other-than-temporary impairments.  The guidance amends the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporary impaired.  This guidance is included in ASC 320 “Investments” (“ASC 320”).  It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands required disclosures about other-than-temporary impairment for debt and equity securities.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

Effective July 31, 2009, we adopted the new FASB guidance on subsequent events, which is included in ASC 855 “Subsequent Events.”  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This statement introduces the concept of financial statements being available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

3.           CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business.  Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts.  Generally, no collateral is received from customers for our accounts receivable.  Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur.  During fiscal 2009, one customer in the Display Technology Segment represented 87% of total net revenue.  During fiscal 2008, one customer in the Display Technology Segment represented 82% of total net revenue.  During fiscal 2007, two customers in the Encryption Products and Services Segment represented 49% and 29%, respectively, of total net revenue.  At October 31, 2008, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable.

4. INVESTMENTS

Short-term investments and investments in U.S. Government Securities

At October 31, 2009 and 2008, we had marketable securities that were classified as “held–to-maturity securities” and were carried at amortized costs.  Held-to-maturity securities consist of the following:

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	October 31, 2009	October 31, 2008
Current:
U.S. Government securities	$749,942	$999,484
Certificates of deposit	-	443,000
Total current held-to-maturity securities	$749,942	$1,442,484

Noncurrent:
U.S. Government securities	$-	$749,711
Total noncurrent held-to-maturity securities	$-	$749,711

Total held-to-maturity securities	$749,942	$2,192,195

At October 31, 2009, the length of time until maturity of current held-to-maturity securities was less than twelve months.  At October 31, 2009 and October 31, 2008, the estimated fair value of each investment approximated its amortized cost, and, therefore, there were no significant unrecognized holding gains or losses.

Investment in Videocon

Our investment in Videocon is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as component of accumulated other comprehensive loss, net of related tax effects, in shareholders’ equity.  Cost is determined using the specific identification method.  The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price  is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.

ASC 320 and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the cost of the investment, a write-down accounted for as a realized loss should be recorded.  We assess at each reporting period our investment in Videocon to determine if a decline that is other than temporary has occurred.  In evaluating our investment in Videocon at October 31, 2009, although we noted that the fair value had increased by approximately $3,485,000 during fiscal 2009 from approximately $3,620,000 at October 31, 2008 to approximately $7,105,000 at October 31, 2009, we determined that based on both the duration and the continuing magnitude of the market price decline compared to cost and the uncertainty of its recovery, a write-down of the investment of approximately $9,095,000 should be recorded as of October 31, 2009.

The cost, unrealized loss, realized loss and fair value of our investment  in Videocon as of October 31, 2009 and 2008, are as follows:

	October 31, 2009	October 31, 2008
Cost	$16,200,000	$16,200,000
Unrealized loss	-	(12,580,055)
Other than temporary impairment	(9,094,736)	-
Fair Value	$7,105,264	$3,619,945

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Digital Security Co. Inc.

Our investment in Digital Security Co. Inc. (“DISC”) is classified as an “available-for-sale security” and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive loss, net of the related tax effects, in shareholders’ equity.  Cost is determined using the specific identification method.  We assess at each reporting period our investment in DISC to determine if a decline that is other than temporary has occurred.  In evaluating our investment in DISC at October 31, 2009 we determined that, due to the decline in market value and the uncertainty of its recoverability, an other than temporary impairment of the investment of approximately $124,000 should be recorded as of October 31, 2009.  During the year ended October 31, 2009 we received proceeds on the sale of DISC common stock of approximately $60,000, and recorded losses on such sales of approximately $34,000.

The cost, unrealized loss, realized gain and fair value of our investment  in DISC as of October 31, 2009 and 2008, are as follows:

	October 31, 2009	October 31, 2008
Cost	$322,266	$417,000
Unrealized gain	-	424,800
Other than temporary impairment	(124,236)	-
Fair Value	$198,030	$841,800

Net revenue for the year ended October 31, 2007 included billings to DISC for engineering services of $240,000.  We had no net revenue relating to DISC for the years ended October 31, 2009 and October 31, 2008.

Investment in Volga-Svet, Ltd

In September 2009, we entered into a Technology License Agreement with Volga, a privately held Russia corporation, to produce and market our thin, flat, low voltage phosphor displays in Russia.  We have been working with Volga for the past twelve years to assist us with our low voltage phosphor displays.  As part of our Technology License Agreement with Volga, it is required to purchase from us the matrix substrate, carbon nanotubes, and associated display electronics.  In addition, in September 2009, we acquired a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.  As we do not believe that we can exercise significant influence over Volga, our investment in Volga is recorded at cost of $127,500, based on the closing price of our common stock at the time of the acquisition.  As of October 31, 2009, we have not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Investment in ZQX Advisors, LLC

In August 2009, we entered into an Engagement Agreement with ZQX Advisors, LLC (“ZQX”) to assist us in seeking business opportunities and licenses for our electrophoretic display technology.  Concurrently with entering into the Engagement Agreement, we acquired a 19.5% ownership interest in ZQX and they agreed to attempt to locate business opportunities and licenses for our technology.  In exchange for the 19.5% ownership interest and related services, we issued 800,000 unregistered shares of common stock as well as warrants to purchase an additional 500,000 unregistered shares of common stock, half of which are exercisable at $0.37 per share and the other half at $0.555 per share to ZQX.  The warrants are exercisable at any time after August 19, 2010 and expire on August 19, 2019.  The total fair value of the common stock and warrants was approximately $468,000.  We recognized approximately $377,000 of this amount as consulting expense in the accompanying consolidated financial statements since the two other owners of ZQX did not contribute any assets to ZQX but instead have agreed to seek business opportunities and licenses for our electrophoretic display technology.  In addition, we have classified our remaining ownership interest of $91,000 in ZQX as a reduction of additional paid-in capital within Shareholders’ Equity since this investment in ZQX consists entirely of our equity securities.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           INVENTORIES

Inventories consist of the following as of:
	October 31,
	2009	2008
Component parts	$45,969	$67,853
Work-in-process	-	5,079
Finished products	86,719	105,212
	$132,688	$178,144

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:
	October 31,
	2009	2008

Accrued professional fees	$20,000	$18,451
Accrued payroll and related expenses	35,695	35,545
Accrued other	14,236	15,368
	$69,931	$69,364

7.           SHAREHOLDERS’ EQUITY

Common Stock Issuances

We account for stock grants to employees and consultants based on their grant date fair value.  During the years ended October 31, 2009, 2008 and 2007, we issued 5,800,545 shares, 2,142,400 shares and 2,528,365 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”).  We recorded compensation expense for the years ended October 31, 2009, 2008 and 2007 of approximately $2,099,000, $1,877,000 and $1,735,000, respectively, for shares of common stock issued to employees.  In addition during fiscal 2009, 2008 and 2007, we issued 154,090 shares, 89,966 shares and 240,325 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan.  We recorded consulting expense for the years ended October 31, 2009, 2008 and 2007 of approximately $48,000, $95,000 and $182,000, respectively, for shares of common stock issued to consultants.

In August 2009, we issued to ZQX 800,000 shares of unregistered common stock together with warrants to purchase a total of 500,000 shares of common stock, of which (a) warrants to purchase 250,000 of the shares of common stock are exercisable at a price of $0.37 per share, and (b) warrants to purchase the remaining 250,000 of the shares are exercisable at a price of $0.555 per share.  The warrants are exercisable at any time after August 19, 2010 and expire on August 19, 2019.  In addition, in September 2009, we issued 150,000 shares, of unregistered common stock to Volga in exchange for a 19.9% interest in Volga.  During the year ended October 31, 2008, we issued 20,000,000 shares of unregistered common stock to Mars Overseas in exchange for cash.  During the year ended October 31, 2007, we issued 300,000 shares, of unregistered common stock to acquire Digital Info Security Co., Inc. common stock.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

On May 29, 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share.  The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors.  As of October 31, 2009 and 2008, there was no preferred stock issued and outstanding.

Stock Option Plans

As of October 31, 2009, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the “1993 Plan”), the CopyTele 2000 Share Incentive Plan (the “2000 Share Plan”) and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the 1993 Plan for the three years ended October 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2006	4,167,000	$3.13
Expired	(1,553,000)	$4.46
Options Outstanding at October 31, 2007	2,614,000	$2.33
Expired	(1,830,000)	$2.86
Exercised	(5,000)	$1.31
Options Outstanding at October 31, 2008	779,000	$1.10
Expired	(50,000)	$1.31
Cancelled	(43,000)	$1.31
Options Outstanding and Exercisable at October 31, 2009	686,000	$1.07	$-0-

The following table summarizes information about stock options outstanding under the 1993 Plan as of October 31, 2009:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.84 to $1.00	575,000	0.04	$0.99
$1.13 to $1.56	111,000	0.54	$1.49

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the 2000 Share Plan for the three years ended October 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2006	2,268,466	$0.80
Exercised	(86,000)	$0.39
Options Outstanding at October 31, 2007	2,182,466	$0.82
Exercised	(410,000)	$0.95
Options Outstanding at October 31, 2008	1,772,466	$0.79
Exercised	(200,000)	$0.40
Options Outstanding and Exercisable at October 31, 2009	1,572,466	$0.84	$46,550

The following table summarizes information about stock options outstanding under the 2000 Share Plan as of October 31, 2009:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.40	245,000	1.88	$0.40
$0.69	505,466	1.17	$0.69
$0.94 - $1.09	822,000	0.92	$1.06

The exercise price with respect to all of the options granted under the 2000 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date.  As of October 31, 2009, 21,508 shares were available for future grants under the 2000 Share Plan.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan initially was 15,000,000 shares.  On October 8, 2004, February 9, 2006, August 22, 2007 and December 3, 2008,  the 2003 Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,000 shares, 55,000,000 shares and 70,000,000 shares, respectively.  Current and future non-employee directors are automatically granted nonqualified stock options to purchase 60,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.  The 2003 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each option.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the 2003 Share Plan for the three years ended October 31, 2009 is as follows:

	Shares	Current Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2006	16,092,475	$0.68
Granted	2,880,000	$0.66
Exercised	(4,496,230)	$0.47
Options Outstanding at October 31, 2007	14,476,245	$0.74
Expired	(60,000)	$0.84
Granted	5,740,000	$0.88
Exercised	(2,939,200)	$0.72
Options Outstanding at October 31, 2008	17,217,045	$0.79
Expired	(60,000)	$1.07
Granted	7,255,000	$0.54
Exercised	(4,960,000)	$0.38
Forfeited	(1,200,000)	$0.91
Options Outstanding at October 31, 2009	18,252,045	$0.80	$396,450
Options Exercisable at October 31, 2009	18,142,045	$0.80	$396,450

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of October 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.25 - $0.65	5,225,970	5.33	$0.54	5,165,970	5.33	$0.54
$0.70 - $0.84	5,231,075	6.87	$0.79	5,181,075	6.86	$0.79
$0.86 - $1.46	7,795,000	7.25	$0.97	7,795,000	7.25	$0.97

The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception, was equal to the fair market value of the underlying common stock at the grant date.  As of October 31, 2009, 5,483,086 shares were available for future grants under the 2003 Share Plan.

8.           COMMITMENTS AND CONTINGENCIES

Leases

We lease space at our principal location for office and laboratory research facilities.  The current lease is for approximately 12,000 square feet and expires on November 30, 2011.  The lease contains base rentals of approximately $288,000 per annum with a 3% annual  increase and an escalation clause for increases in certain operating costs.  As of October 31, 2009, our noncancelable operating lease commitments are approximately $296,000, $305,000 and $25,000 for the years ended October 31, 2010, 2011 and 2012, respectively.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for the years ended October 31, 2009, 2008 and 2007, was approximately   $288,000, $278,000 and $269,000, respectively.

Litigation Matters

We are not a party to any material pending legal proceedings.  We are party to claims, and complaints that arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Consulting Agreement

As of October 31, 2009, we have commitments of $127,500 under a consulting agreement with Volga, payable during the first quarter of fiscal 2010.

9.           EMPLOYEE PENSION PLAN

We adopted a qualified noncontributory defined contribution pension plan, effective November 1, 1983, covering all of our present employees.  Contributions, which are made to a trust and have been funded on a current basis, are based upon specified percentages of compensation, as defined in the plan.  During fiscal 2001, we amended the plan to suspend benefit accruals as of November 1, 2000.  Accordingly, we did not incur any pension expense for the fiscal years ended October 31, 2009, 2008 and 2007.

10.           INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2009	2008	2007
Federal:
Current	$-	$-	$-
Deferred	(417,000)	1,953,000	(1,505,000)

State:
Current	-	-	-
Deferred	3,000	1,392,000	4,393,000
Adjustment to valuation allowance related to net deferred tax assets	414,000	(3,345,000)	(2,888,000)
	$-	$-	$-

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2009 and 2008, are as follows:

	2009	2008
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$32,640,000	$32,734,000
Unrealized gain on available for sale securities	-	(145,000)
Deferred Compensation	2,167,000	1,710,000
Other	303,000	252,000
Subtotal	35,110,000	34,551,000

Less: valuation allowance	(35,110,000)	(34,551,000)
Deferred tax asset, net	$-	$-

As of October 31, 2009, we had tax net operating loss and tax credit carryforwards of approximately $90,428,000 and $1,734,000, respectively, available, within statutory limits (expiring at various dates between 2010 and 2029), to offset any future regular Federal corporate taxable income and taxes payable.  If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital.  Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

We had tax net operating loss and tax credit carryforwards of approximately $90,392,000 and $107,000, respectively, as of October 31, 2009, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes.  The tax net operating loss carryforwards expire at various dates between 2010 and 2029 and the tax credit carryforwards expire between 2010 and 2024.

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

	Year Ended October 31,
	2009		2008		2007
Income tax benefit at U.S. Federal statutory income tax rate	$(5,606,000)	(34%)	$(2,012,000)	(34%)	$(1,854,000)	(34%)
State income taxes	(4,000)	(.02%)	(4 ,000)	(.07%)	(88,000)	(1.62%)
Permanent differences	392,000	2.38%	304,000	5.14%	(228,000)	(4.19%)
Credits	(90,000)	(.54%)	(119,000)	(2.02%)	(117,000)	(2.15%)
Expiring net operating losses and credits	1,803,000	10.93%	3,798,000	64.19%	728,000	13.35%
Change in New York State tax rate	-	-	1,378,000	23.29%	4,447,000	81.56%
Foreign rate difference on impairment	3,091,000	18.75%	-	-	-	-
Change in valuation allowance	414,000	2.50%	(3,345,000)	(56.53%)	(2,888,000)	(52.95%)
Income tax provision	$-	0%	$-	0%	$-	0%

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three years ended October 31, 2009, we incurred no Federal and no State income taxes.  We account for interest and penalties related to income tax matters in selling, general and administrative expenses.

We previously reported a $4,140,000 unrealized loss on available for sale securities as a long-term deferred tax asset offset by a valuation allowance resulting in a net deferred tax asset of $0 reported in our consolidated balance sheet at October 31, 2008.  In the current year, it was determined that the tax effect of the unrealized loss on available for sale securities should have been $0, since the investment in Videocon was held by CopyTele International, our wholly-owned British Virgin Islands subsidiary, and the tax rate applied should have been 0% as compared to the Federal statutory rate of 34% which was used. Accordingly, we have removed the tax effect and the offsetting valuation allowance related to the unrealized loss on available for sale securities at October 31, 2008. We believe that the adjustment is immaterial as it had no impact on our consolidated balance sheet as of October 31, 2008 or the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended October 31, 2008.

On November 1, 2007, we adopted the FASB guidance for accounting for uncertainties in income taxes recognized in an enterprise’s financial statements.  This accounting guidance is included in ACS 740 “Income Taxes”.  There were no unrecognized tax benefits as of the date of our adoption of this guidance and as of October 31, 2009.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

11.           SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”) ..  Reportable operating segments are determined based on management’s approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services.  The following represents selected financial information for our segments for the years ended October 31, 2009, 2008 and 2007:

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Data	Display Technology	Encryption Products and Services	Total

Year Ended October 31, 2009:
Net revenue	$965,332	$90,465	$1,055,797
Impairment in value of available for sale securities	(9,094,736)	(124,236)	(9,218,972)
Net loss	(12,386,178)	(4,102,837)	(16,489,015)
Stock option compensation to employees and consultants	1,053,654	1,377,632	2,431,286
Stock awards granted to employees and consultants pursuant to stock incentive plans	856,278	1,291,570	2,147,848
Total assets	8,163,754	1,684,692	9,848,446
Investment in Videocon	7,105,264	-	7,105,264
Investment in DISC	-	198,030	198,030
Investment in Volga-Svet	127,500	-	127,500
Additions to property and equipment	789	1,174	1,936

Year Ended October 31, 2008:
Net revenue	$1,686,668	$376,455	$2,063,123
Net loss	(2,424,638)	(3,396,966)	(5,821,604)
Stock option compensation to employees and consultants	1,479,494	1,351,133	2,830,627
Stock awards granted to employees and consultants pursuant to stock incentive plans	891,013	1,081,841	1,972,854
Total assets	4,926,222	2,571,647	7,497,869
Investment in Videocon	3,619,945	-	3,619,945
Investment in DISC	-	841,800	841,800
Additions to property and equipment	6,568	7,285	13,853

Year Ended October 31, 2007:
Net revenue	$-	$486,852	$486,852
Net loss	(2,932,179)	(2,526,039)	(5,458,218)
Stock option compensation to employees and consultants	499,688	581,194	1,080,882
Stock awards granted to employees and consultants pursuant to stock incentive plans	800,119	1,116,927	1,917,046
Total assets	547,409	1,322,750	1,870,159
Investment in DISC	-	417,000	417,000
Additions to property and equipment	6,456	7,003	13,459

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

We generate revenue both domestically (United States) and internationally.  International revenue is based on the country in which our customer (distributor) is located.  For the years ended October 31, 2009, 2008 and 2007, and as of each respective year-end, revenue and accounts receivable by geographic area are as follows:

Geographic Data	2009	2008	2007

Net revenue:
United States	$73,925	$121,030	$447,940
Singapore	-	206,000	-
Russia	52,720	-	-
Other International	15,820	49,425	38,912
India	913,332	1,686,668	-
	$1,055,797	$2,063,123	$486,852

Accounts receivable, net:
United States	$750	$-	$120,000
International	-	103,000	-
	$750	$103,000	$120,000

12.           QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of our last eight fiscal quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended October 31, 2009:
Statement of Operations Data:
Net revenue	$374,122	$262,750	$299,765	$119,160
Cost and operating expenses	1,756,114	1,640,979	1,490,066	3,488,956
Impairment in value of available for sale securities	-	-	-	(9,218,972)
Net loss	(1,374,710)	(1,344,151)	(1,185,764)	(12,584,390)
Net loss per share of common stock- basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.09)

Year Ended October 31, 2008:
Statement of Operations Data:
Net revenue	$52,225	$165,355	$882,130	$963,413
Cost and operating expenses	2,744,757	2,143,467	1,623,512	1,540,905
Net loss	(2,685,325)	(1,841,351)	(729,166)	(565,762)
Net loss per share of common stock- basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.00)

COPYTELE, INC. AND SUSIDIARIES
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2009, 2008 AND 2007

Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period

2009

Allowance for doubtful accounts	$223,000	$103,000	$(120,000)	$206,000

Reserve against other receivables	$-	$-	$-	$-

2008

Allowance for doubtful accounts	$-	$223,000	$-	$223,000

Reserve against other receivables	$171,798	$6,000	$ (177,798)	$-

2007

Allowance for doubtful accounts	$-	$-	$-	$-

Reserve against other receivables	$171,798	$-	$-	$171,798

(1)	Represents write-offs to reserved balances or reductions in allowances previously provided.

This schedule should be read in conjunction with the accompanying financial state

S-1

Exhibit Index

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and to Form 10-Q for the fiscal quarter ended July 31, 1997.)

3.2	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to our Form 8-K dated August 4, 2008.)

4.1	Common Stock Purchase Warrant issued to ZQX Advisors, LLC on August 20, 2009 (filed herewith)

4.2	Common Stock Purchase Warrant issued to ZQX Advisors, LLC on August 20, 2009 (field herewith)

10.1	CopyTele, Inc. 1993 Stock Option Plan, adopted on April 28, 1993 and approved by shareholders on July 14, 1993. (Incorporated by reference to Proxy Statement dated June 10, 1993.)

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

21	Subsidiaries of CopyTele, Inc. (Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.)

23.1	Consent of KPMG LLP. (Filed herewith.)

23.2	Consent of Grant Thornton LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2010. (Filed herewith.)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2010. (Filed herewith.)

32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2010. (Filed herewith.)

32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2010. (Filed herewith.)