Form 10-K/A
period 2009-10-31
COPYTELE INC
filed 2010-03-10
CIK 715446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [_]   No [X]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s Common Stock on the Over-the-Counter Bulletin Board on such date ($0.29 ): $33,998,452

On March 5, 2010, the registrant had outstanding 146,587,131 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
NONE

EXPLANATORY NOTE

CopyTele, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, which was originally filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2010 (the “Original Filing”).  We are filing this Amendment to respond to certain comments received from the staff of the SEC.  Except for changes to those specific sections incorporated herein, this Amendment does not reflect events occurring after the Original Filing and does not modify or update the disclosure therein in any way.  Accordingly, this Amendment should be read in conjunction with the other filings of the Company made with the SEC subsequent to the Original Filing, including any amendments to those filings.

Currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment as required by applicable SEC rules.

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

In November 2007, we entered into a Technology License Agreement (as amended, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the License Agreement, we are scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon.  In April 2008, the government of India approved the License Agreement.  As of October 31, 2009, we have received aggregate license fee payments of $2,600,000.  The payment terms from Videocon were modified during the second quarter of fiscal year 2009 and again during the first quarter of fiscal year 2010.  The modifications were made to allow Videocon’s payments to be more closely aligned with the progress being made towards the optimization of the display performance, although the total amount of the payments did not change.  Future modifications of the timing of payments from Videocon could occur that might materially affect in which future periods revenues from Videocon are recognized and which could delay the payment of the license fee beyond the 27 month period.

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

In connection with the License Agreement, Videocon and CopyTele each have the right to appoint one senior advisor to the other’s board of directors for the term of the license granted under the License Agreement.  Such appointments are limited to advise with respect to strategic planning and technology in the display field and does not grant such senior advisor any rights with respect to involvement in the overall management or operations of the Company.  While Videocon and CopyTele have made such appointments and the senior advisors from each of the companies are in communications with each other with respect to strategic planning and technology in the display field, the senior advisors have not had any interactions with the other’s board of directors and do not and have not attended any board of director meetings.  Such senior advisors do not presently intend to have any interactions with the other’s board of directors in the future.

At the same time as we entered into the License Agreement, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”).  Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000, which was valued based on the actively traded market price of our common stock.  The purchase of the CopyTele Shares pursuant to the Subscription Agreement closed in November 2007.  Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement, as amended (the “Purchase Agreement”) with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), acquired by Global on the Luxembourg Stock Exchange for an aggregate purchase price of $16,200,000.  The price of the Videocon global depository receipts on the Luxembourg Stock Exchange is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.  For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.   The loans are for a term of seven years and do not bear interest.  See Note 1 to the Consolidated Financial Statements.

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

New Technologies Under Development

The following new technologies have not been incorporated into commercially marketable products and have not generated any product revenue:

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

Flat Panel Video Display Products

Under our License Agreement with Videocon, Videocon (or a Videocon Group company) is to produce products incorporating displays utilizing our technology.  We are working with Videocon to implement our technology into production display modules.  The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce such display modules and also provide all tooling and fixtures required for the production process.  We are also producing color displays modules, with the assistance of Volga and the Asian company, which incorporate the new type of matrix and phosphor excitation system described above.

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

Customers

During fiscal year 2009, we recognized approximately $913,000 in net revenue from Videocon, representing approximately 95% of net revenue in our Display Technology Segment and approximately 87% of our total net revenue.  During fiscal year 2008, we recognized approximately $1,687,000 in net revenue in our Display Technology Segment from Videocon (constituting all of the revenue in such segment), representing approximately 82% of our total net revenue.  During fiscal year 2007, we recognized $240,000 in net revenue from Digital Info Security Co. Inc. (“DISC”), representing approximately 49% of our total net revenue, and approximately $143,000 in net revenue from Delta Bridge, Inc, representing approximately 29% of total net revenue.  All net revenue during fiscal year 2007 was in our Encryption Products and Services Segment.

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

Financial Information About Segments and Geographical Areas

See our Consolidated Financial Statements.

Item 1A.              Risk Factors.

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

•	We have experienced significant net losses and negative cash flows from operations and they may continue.

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

•	The loss of Videocon as a customer could materially and adversely affect our results of operations and financial condition.

Approximately 95% of our net revenue in our Display Technology Segment and approximately 87% of our total net revenue during fiscal year 2009 and all of our net revenue in our Display Technology Segment and approximately 82% of our total net revenue during fiscal year 2008 came from Videocon.  The loss of Videocon as a customer could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationship with Videocon or Videocon may delay performance under, or fail to comply with, the payment terms of the License Agreement, all of which could materially and adversely affect our results of operations or financial condition. Any reduction in the amount of revenue that we derive from Videocon, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results.

•	Future modifications of the timing of payments of our license agreement with Videocon could occur that might materially affect which future periods in which revenues are recognized.

Under the License Agreement, we are scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008.  The payment terms from Videocon were modified during the second quarter of fiscal year 2009 and first quarter of fiscal year 2010.  The modifications were made to allow the timing of Videocon’s payments to be more closely aligned with the progress being made towards the optimization of the display performance, although the total amount of the payments did not change.  Future modifications of the timing of payments from Videocon could occur that might materially affect in which future periods revenues from Videocon are recognized and which could delay the payment of the license fee beyond the 27 month period.

•	A substantial portion of our business is with Videocon, a company governed by the laws of India and accordingly, we are faced with the inherent risks of doing business in a foreign country.

There are risks inherent in doing business in a foreign country.  Risks of doing business with a foreign company could materially and adversely affect our results of operations and financial condition.  These risks include, but are not limited to, unpredictable changes in or application of taxation regulations, foreign exchange controls, uncertain or unpredictable political, legal and economic environments and invalidity of government  approvals.  The occurrence of one or more of these events or a change in existing policy could have a material adverse effect on our cash flows, earnings, results of operations, and financial condition. These risks may limit or disrupt our operations, restrict the movement of funds or impair contract rights.

In addition, the License Agreement with Videocon provides that it is governed by the law of India and accordingly, in the event of a dispute regarding the License Agreement with Videocon, it may be necessary for us to resolve such dispute in India or another foreign country, where we would be faced with unfamiliar laws and procedures.  The resolution of disputes in foreign countries can be costly and time consuming, similar to the situation in the United States.  However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures.  We may not be entitled to a jury trial, as we might be in the United States.  Further, to litigate or arbitrate in a foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws.  For these reasons, we may incur unforeseen expenses if we are forced to resolve a dispute in India or any other foreign country.

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

In addition, for the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.   The loans are for a term of seven years and do not bear interest.  The loan agreements also provide for customary events of default which may result in forfeiture of the Securities by the defaulting party.  We can give no assurances that the respective parties receiving such loans will not default on such loans.

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

•
A substantial portion of the Company’s material products have not been incorporated into commercially marketable products, have not generated any product revenue and may not generate product revenue in the future.

With the exception of our Encryption Products, all of the Company’s products have not been incorporated into commercially marketable products, have not generated any revenue from commercial productions (other than license fees) and may never be commercialized.  Even if commercialized, the Company’s products may not be commercially successful because consumers may not accept the Company’s products or third parties may develop superior technology or have proprietary rights that preclude the Company from marketing its products.

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

PART II

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

In November 2007, we entered into a Technology License Agreement (as amended, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the License Agreement, we are scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon.  In April 2008, the government of India approved the License Agreement.  As of October 31, 2009, we have received aggregate license fee payments of $2,600,000.  The payment terms from Videocon were modified during the second quarter of fiscal year 2009 and again during the first quarter of fiscal year 2010.  The modifications were made to allow Videocon’s payments to be more closely aligned with the progress being made towards the optimization of the display performance, although the total amount of the payments did not change.  Future modifications of the timing of payments from Videocon could occur that might materially affect in which future periods revenues from Videocon are recognized and which could delay the payment of the license fee beyond the 27 month period.

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

In connection with the License Agreement, Videocon and CopyTele each have the right to appoint one senior advisor to the other’s board of directors for the term of the license granted under the License Agreement.  Such appointments are limited to advise with respect to strategic planning and technology in the display field and does not grant such senior advisor any rights with respect to involvement in the overall management or operations of the Company.  While Videocon and CopyTele have made such appointments and the senior advisors from each of the companies are in communications with each other with respect to strategic planning and technology in the display field, the senior advisors have not had any interactions with the other’s board of directors and do not and have not attended any board of director meetings.  Such senior advisors do not presently intend to have any interactions with the other’s board of directors in the future.

At the same time as we entered into the License Agreement, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”).  Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000, which was valued based on the actively traded market price of our common stock.  The purchase of the CopyTele Shares pursuant to the Subscription Agreement closed in November 2007.  Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement, as amended (the “Purchase Agreement”) with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), acquired by Global on the Luxembourg Stock Exchange for an aggregate purchase price of $16,200,000.  The price of the Videocon global depository receipts on the Luxembourg Stock Exchange is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.  For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.   The loans are for a term of seven years and do not bear interest.  See Note 1 to the Consolidated Financial Statements.

The loan receivable from Mars Overseas is classified as a contra-equity under Shareholders’ Equity in the accompanying consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.  See Note 1 to the Consolidated Financial Statements.  Our sale of the CopyTele Shares to Mars Overseas and our purchase of the Videocon GDRs had the combined effect, as of the date of closing, of increasing (a) our net assets by $11 million, as our $16 million investment in Videocon GDRs (at market value at the time of the investment was made) was offset by our $5 million loan payable to related party (Mars Overseas) and (b) our shareholders’ equity by approximately $11 million, as the $16 million of proceeds received from the sale of our common stock to Mars Oversea was offset by the $5 million receivable from a related party (Mars Overseas).   We carry our investment in the Videocon GDRs, at fair value, based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.   Based upon the duration and the continuing magnitude of the market price decline in Videocon’s equity shares, we recorded a write-down of this investment of approximately $9,095,000 which reduced the carrying value of the Videocon GDRs to $7,105,000 as of October 31, 2009.  We can give no assurance that we will not record an additional impairment charge or what value, if any that we will realize from the sale of the Videocon GDRs should we choose to sell the Videocon GDR when the seven year lock-up expires.  However, as we used the proceeds received from the sale of our shares to Mars Overseas to acquire the Videocon GDR, such transaction did not have an effect on our liquidity or cash resources. In addition, the primary purpose of the transaction was to establish cross-equity ownership with the entities with whom we do business, which our management believes is an effective tool to foster collaboration and to allow our Company to benefit economically should the entities with whom we do business be successful in commercializing our products.

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

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangement with Videocon represent separate units of accounting.  Under the License Agreement, CopyTele is required to: (a) disclose to Videocon the Licensed Technology and provide reasonable training by Videocon personnel; (b) jointly cooperate with Videocon to produce prototypes prior to production; and (c) assist Videocon in preparing for production.  CopyTele has determined that these performance obligations do not have value to Videocon on a standalone basis, as defined in ASC 605-25, and accordingly they do not represent separate units of accounting.

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We expect to recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.  We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized.  On this basis, we have recognized license fee revenue during the fiscal years ended October 31, 2009 and 2008 of  approximately $913,000 and $1,687,000, respectively.  License fee payments received from Videocon which are in excess of the amounts recognized as revenue ($-0- as of October 31, 2009, and approximately $313,000 as of October 31, 2008) are recorded as deferred revenue on the accompanying consolidatedbalance sheet.

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

Net accounts receivable decreased by $102,000, from $103,000 at the end of fiscal year 2008 to $750 at October 31, 2009.  The decrease is primarily the result of a provision for doubtful accounts in fiscal year 2009 of $103,000 and a decrease in sales of encryption products.  Inventories decreased by approximately $45,000 from approximately $178,000 at October 31, 2008 to approximately $133,000 at October 31, 2009.  The decrease in inventory was primarily a result of a provision for excess inventory of approximately $20,000 recorded in fiscal year 2009 and the timing of shipments and production schedules.  Investment in U.S. government securities, noncurrent, decreased from approximately $750,000 at October 31, 2008 to zero at October 31, 2009, as a result of the maturity of this investment.  Investment in Videocon is recorded at fair value and increased to approximately $7,105,000 at October 31, 2009 from approximately $3,620,000 at the end of fiscal year 2008, as a result of an increase in the underlying price of Videocon’s equity shares which are traded on the stock exchanges in India.  Investment in DISC is recorded at fair value and decreased by $644,000 as a result of a reduction in the price of DISC common shares, which are traded on the over the counter market (and quoted on the Pink Sheets), and our sale of 2,770,000 shares of the 12,200,000 shares of DISC common stock we held at October 31, 2008.  Investment in Volga increased to approximately $128,000 at October 31, 2009 from zero at October 31, 2008, as a result of the investment in Volga during fiscal year 2009.  Accounts payable and accrued liabilities decreased by approximately $58,000 from approximately $454,000 at the end of fiscal year 2008 to approximately $396,000 at October 31, 2009, as a result the timing of payments.  Deferred revenue decreased to zero at October 31, 2009 from approximately $313,000 at October 31, 2008, as a result of such amount being recognized as a technology license fee during fiscal year 2009.  Loan payable, which is due in December 2014, remained at $5,000,000 at October 31, 2009 and 2008.  Loan receivable, which is classified as a contra-equity in the accompanying consolidatedbalance sheet and is due in December 2014, remained at $5,000,000 at October 31, 2009 and 2008.  As a result of these changes, working capital at October 31, 2009 increased to approximately $2,000,000 from approximately $1,489,000 at October 31,  2008.

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

During fiscal year 2009, in exchange for a 19.5% ownership interest in ZQX we issued 800,000 unregistered shares of common stock together with warrants to purchase an additional 500,000 unregistered shares of common stock to ZQX, of which (a) warrants to purchase 250,000 shares of common stock are exercisable at $0.37 per share, and (b) warrants to purchase the remaining 250,000 shares are exercisable at $0.555 per share.  The warrants are exercisable at any time after August 19, 2010 and expire on August 19, 2019.  In addition, we issued 150,000 unregistered shares of common stock during fiscal year 2009 to Volga in exchange for a 19.9% ownership interest in Volga.  During fiscal year 2008, we issued 20,000,000 unregistered shares of our common stock to Mars Overseas an affiliate of Videocon for an aggregate purchase price of $16,200,000 and we purchased 1,495,845 Videocon GDRs for an aggregate purchase price of $16,200,000.  In April 2009, we received a dividend of approximately $29,000 on the Videocon GDRs we hold.  While the Videocon GDRs are held as security for the loan payable to Mars Overseas, the agreement governing such loan provides that any dividends, distributions, rights or other proceeds or benefits with respect to the Videocon GDRs shall be promptly transferred to us free and clear of any encumbrances under the agreements.  See “- General” above in the Item 7 for additional information on the transactions in which we acquired the Videocon GDRs.

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

Effective May 1, 2009, we adopted the FASB guidance on interim disclosures about fair value of financial instruments.  The updated guidance requires entities to include disclosures regarding the fair value of financial instruments and methods and significant assumptions used to estimate the fair value in their interim financial statements.  There were no changes to the required annual disclosures.  The fair value guidance regarding the interim disclosures about fair value of financial instruments and the fair value option for financial assets and liabilities is included in ASC 825 “Financial Instruments”.  See Note 2, “Summary of Significant Accounting Policies - Fair Value Measurements,” for the required annual disclosures. Additionally, effective November 1, 2008, we adopted the FASB guidance regarding the fair value option for financial assets and liabilities, which permits entities to measure eligible financial instruments at fair value.  As we did not elect the fair value option for its financial instruments (other than those already measured at fair value in accordance with ASC 820) (as defined in Note 2, “Summary of Significant Accounting Policies – Fair Value Measurements”)), the adoption of this guidance did not have an impact on our accompanying consolidated financial statements.

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

PART III

Item 11.              Executive Compensation.

Compensation Discussion and Analysis

The following discusses our executive compensation philosophy, decisions and practices for fiscal year 2009.  As a small company with only 20 employees and a small management team, we have implemented a simple and modest compensation structure based on our overall goal to ensure that the total compensation paid to our executives is fair, reasonable and competitive.  Our Board of Directors deems such a simple, less formula-based compensation structure advisable and consistent with the Company’s overall compensation objectives and philosophies.  Accordingly, the method of compensation decision-making actually employed by the Company does not lend itself to extensive analytical and quantitative analysis, but rather is based on the business judgment of the Company’s Chief Executive Officer and our Board of Directors as described in more detail below.

Philosophy and Objectives

Our philosophy towards executive compensation is to create both short-term and long-term incentives based on the following principles:

•	Total compensation opportunities should be competitive. We believe that our overall compensation program should be competitive so that we can attract, motivate and retain highly qualified executives.

•
Total compensation should be related to our performance. We believe that our executives’ total compensation should be linked to achieving specified financial objectives which we believe will create stockholder value.

•
Total compensation should be related to executive’s performance.  We believe that our executives’ total compensation should reward individual performance achievements and encourage individual contributions to achieve better performance.

•
Equity awards help executives think like stockholders.  We believe that our executives’ total compensation should have an equity component because stock based equity awards help reinforce the executive’s long-term interest in our overall performance and thereby align the interests of the executive with the interests of our stockholders.

Role of our Board of Directors

Our Board of Directors is primarily responsible for determining executive compensation and employee benefit plans.  Our Board of Directors evaluates the performance of our Chief Executive Officer, Mr. Denis A. Krusos, directly.  Mr. Krusos is not present during the Board of Directors deliberations as to his compensation.

With respect to senior management other than Mr. Krusos, Mr. Krusos participates in the decision-making by making recommendations to the Board of Directors. After informal discussion regarding such recommendations, the Board of Directors vote on any recommended compensation changes.  Our Board of Directors do not utilize any particular formula in determining any compensation changes but instead exercises its business judgment in view of our overall compensation philosophy and objectives.

Elements of Executive Compensation

Our executive compensation consists primarily of two elements: (1) base salary and (2) stock options under our stock equity incentive plans.  Our Board of Directors do not follow a specific set of guidelines or formulas in determining the amount and mix of compensation elements.  We seek to reward shorter-term performance through base salary and longer-term performance through stock options granted under our stock equity incentive plans.

Base Salary

In setting salaries for fiscal year 2009, the Board of Directors considered several factors to help evaluate the reasonableness and competitiveness of the Company’s base salaries.  The Board of Directors initially determines base salary for each executive based on the executive’s salary for the prior fiscal year.  The Board of Directors then considers the level of job responsibilities, the executive’s experience and tenor and the executive’s performance in helping the Company achieve certain goals, including (i) development of its flat panel technology, (ii) making business arrangements for licensing its technology, (iii) development of encryption products and (iv) making business arrangements to license and market its encryption products.  The Board of Directors give no specific weight to any of the above factors so it is not possible to provide a complete qualitative and quantitative discussion linking the Company’s compensation objectives and policies with the actual salaries paid to our executives.

Because the market for talented executives is extremely competitive, the Board of Directors also considers, from time to time, the form and amount of compensation paid to executives of other companies, compiled from publicly available information.  While the Company takes into account competitive market data, it does not target a specific benchmark for compensation from the other companies whose compensation it reviews.  To maintain flexibility, the Company also does not target base salary at any particular percent of total compensation.  While the Board of Directors can engage compensation consultants to assist with this task, the Board of Directors did not retain any third party consultants or engaged in any formal comparison of compensation of the Company to compensation at other companies during fiscal year 2009.    Individual base salaries are reviewed annually.

In setting base salaries for fiscal year 2009, our Board of Directors decided to maintain the base salary for fiscal year 2009 for each of the persons who were “named executive officers” at the same level as their fiscal year 2008 base salary. In making such determination, the Board of Directors did not utilize any particular formula but instead exercised its business judgment in view of its overall compensation philosophy and objectives.

Equity Based Incentives

Our use of equity compensation is driven by our goal of aligning the long-term interests of our executives with our overall performance and the interests of our stockholders.  The Board of Directors believes it is important to provide our senior management with stock-based incentive compensation that increases in value in direct correlation with improvement in the performance of our common stock.  The fundamental philosophy is to link the amount of compensation for an executive to his or her contribution to the Company’s success in achieving financial and other objectives.  Equity incentives are not set at any particular percentage of total compensation.

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

As with other elements of executive compensation, the determination of stock options granted were not based on complex or extensive quantitative or qualitative factors that lend themselves to substantive disclosure.  Instead, the awards granted in fiscal year 2009 were based primarily on the business judgment of the Board of Directors.

The stock equity incentive plans also provide for the award of restricted stock, although such awards have not been used in any material respect.  No restricted stock was awarded during fiscal year 2009.

Other Benefits

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

Compensation Committee Interlocks and Insider Participation

As disclosed above, the Board of Directors is primarily responsible for overseeing our compensation and employee benefit plans and practices.  We do not have a compensation committee or other Board committee that performs equivalent functions.  During the last fiscal year, no officer or employee of the Company (other than officers who are also directors of the Company), nor any former officer of the Company, participated in deliberations of the Company’s Board of Directors concerning executive compensation.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total Compensation ($)
Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director	2009 2008 2007	$250,000 $250,000 $250,000	$748,500 $967,000 $422,170	$39,815 $33,929 $28,532	$1,038,315 $1,250,929 $700,702
Henry P. Herms Chief Financial Officer, Vice President- Finance and Director	2009 2008 2007	$125,000 $125,000 $100,000	$74,850 $72,525 $30,155	$18,779 $21,777 $14,300	$218,629 $219,302 $144,455

(1)
Amounts in the Option Awards column represent the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended October 31, 2009, 2008 and 2007 for each Named Executive Officer in accordance with ACS 718.   A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for the fiscal year ended October 31, 2009, included elsewhere in this Annual Report on Form 10-K.

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

The following table sets forth certain information with respect to unexercised stock options held by the Named Executive Officers outstanding on October 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un -Exercisable	Option Exercise Price ($)	Option Expiration Date
Denis A. Krusos	250,000 250,000 150,000 500,000 500,000 250,000 1,000,000 1,500,000 1,000,000 1,000,000 700,000 1,000,000 1,000,000		$1.063 $0.688 $0.400 $0.250 $0.430 $0.810 $1.040 $0.650 $0.520 $0.830 $0.700 $1.170 $0.920	10/26/2010 1/1/2011 9/19/2011 5/5/2013 2/22/2014 5/10/2014 10/25/2014 2/17/2015 10/30/2015 5/31/2016 11/20/2016 11/11/2017 10/7/2019
Henry P. Herms	100,000 50,000 50,000 70,000 100,000 100,000 50,000 50,000 75,000 100,000		$0.938 $0.688 $0.810 $1.040 $0.650 $0.520 $0.830 $0.700 $1.170 $0.920	11/19/2010 1/1/2011 5/10/2014 10/25/2014 2/17/2015 10/30/2015 5/31/2016 11/20/2016 11/11/2017 10/7/2019

           The following table sets forth certain information with respect to grants of stock options to the Named Executive Officers during fiscal year 2009:

GRANTS OF PLAN BASED AWARDS TABLE
Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value ($)
Denis A. Krusos	10/08/09	1,000,000	$0.92	$748,500
Henry P. Herms	10/08/09	100,000	$0.92	$74,850

The following table summarizes the exercise of stock options during fiscal year 2009 by Named Executive Officers:

OPTION EXERCISES AND STOCK VESTED TABLE
	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Denis A. Krusos	100,000	$52,000
Henry P. Herms	100,000	$52,000

(1)	The value realized on exercise is calculated based on the difference between the exercise price of the options and the market price of the stock at the time of exercise.

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

(2)
Includes 9,100,000 shares, 745,000 shares, 720,000 shares and 10,565,000 shares which Denis A. Krusos, Henry P. Herms, George P. Larounis, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Stock Option Plan, 2000 Share Incentive Plan and the 2003 Share Incentive Plan(as each is defined in Note 7 to our Consolidated Financial Statements).

(3)
The Company has relied solely on information provided in the Schedule 13G which Mars Overseas Limited filed with the Securities and Exchange Commission on November 9, 2007 and has no knowledge as to which natural persons exercise sole or shared voting or dispositive power of the shares of the Company’s common stock held of record by Mars Overseas Limited.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,258,466	$0.91	21,508

Equity compensation plans not approved by security holders (1)	18,252,045	$0.80	5,483,086

Total	20,510,511	$0.81	5,504,594

(1)           On April 23, 2003 the Board of Directors adopted the 2003 Share Incentive Plan (the “Plan”).  Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the Plan.  The Plan provides for the grant of stock options, stock appreciation rights, stock awards, performance awards and stock units (the “Benefits”).  The maximum number of shares of common stock available for issuance under the Plan initially was 15,000,000 shares.  On October 8, 2004, February 9, 2006, August 22, 2007 and December 3, 2008, the Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,000 shares, 55,000,000 shares and 70,000,000 shares, respectively.  Current and future non-employee directors are automatically granted non-qualified stock options to purchase 60,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of shareholders at which they are elected to the Board of Directors.  The Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of the Benefits. The Plan contains provisions for equitable adjustment of the Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, spinoff, combination of shares, exchange of shares, dividends in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company.  The Plan terminates on April 21, 2013.  The Board of Directors may amend, suspend or terminate the Plan at any time.

Item 13.              Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except for those transactions between the Company and Videocon or Mars Overseas, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.  Videocon and Mars Overseas are related persons under Item 404 due to Mars Overseas’ beneficial ownership of more than five percent (5%)  of our outstanding common stock.  Details of the transactions with Videocon and Mars Overseas can be found under “Item 1. Business,” subsection “Overview” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” subsection “General.”

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

PART IV
Item 15.              Exhibits, Financial Statement Schedules.

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

(b)        Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and to Form 10-Q for the fiscal quarter ended July 31, 1997.)

3.2	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to our Form 8-K dated August 4, 2008.)

4.1	Common Stock Purchase Warrant issued to ZQX Advisors, LLC on August 20, 2009 (Incorporated by reference to Exhibit 4.1 to our Form 10-K for the fiscal year ended October 31, 2009.)

4.2	Common Stock Purchase Warrant issued to ZQX Advisors, LLC on August 20, 2009 (Incorporated by reference to Exhibit 4.2 to our Form 10-K for the fiscal year ended October 31, 2009.)

10.1	CopyTele, Inc. 1993 Stock Option Plan, adopted on April 28, 1993 and approved by shareholders on July 14, 1993. (Incorporated by reference to Proxy Statement dated June 10, 1993.)

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

10.18
Amended and Restated Technology License Agreement, dated May 16, 2008, between CopyTele, Inc. and Videocon Industries Limited (filed herewith) (Confidential portions have been omitted and filed separately with the Commission).

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

21	Subsidiaries of CopyTele, Inc. (Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.)

23.1	Consent of KPMG LLP. (Incorporated by reference to Exhibit 23.1 to our Form 10-K for the fiscal year ended October 31, 2009.)

23.2	Consent of Grant Thornton LLP. (Incorporated by reference to Exhibit 23.2 to our Form 10-K for the fiscal year ended October 31, 2009.)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2010. (Filed herewith.)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2010. (Filed herewith.)

32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 9, 2010. (Filed herewith.)

32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 9, 2010. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board and
March 9, 2010		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board,
Chief Executive Officer
March 9, 2010		and Director (Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance,
Chief Financial Officer and
Director (Principal Financial
March 9, 2010		and Accounting Officer)

	By:	/s/ George P. Larounis
George P. Larounis
March 9, 2010		Director