Form 10-Q
period 2010-01-31
COPYTELE INC
filed 2010-03-17
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

Commission file number 0-11254

COPYTELE, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2622630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification no.)

900 Walt Whitman Road
Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

(631) 549-5900
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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐              No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On March 12, 2010, the registrant had outstanding 146,710,451 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of January 31, 2010 (Unaudited) and October 31, 2009	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended January 31, 2010 and 2009	4

	Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended January 31, 2010	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended January 31, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	22 - 33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	33

Item 4.	Controls and Procedures.	33 - 34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors.	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 5.	Other Information	35

Item 6.	Exhibits.	35

	SIGNATURES	36

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	January 31, 2010	October 31, 2009
Current assets:
Cash and cash equivalents	$1,196,673	$1,451,241
Short-term investments in U.S. government securities	750,000	749,942
Accounts receivable, net of allowance for doubtful accounts of $206,000	-	750
Inventories	110,347	132,688
Prepaid expenses and other current assets	65,323	61,869
Total current assets	2,122,343	2,396,490

Investment in Videocon Industries Limited global depository receipts, at market value	7,314,682	7,105,264

Investment in Volga-Svet, Ltd., at cost	127,500	127,500

Investment in Digital Info Security Co. Inc. common stock, at market value	127,425	198,030

Property and equipment, net	19,036	21,162
Total assets	$9,710,986	$9,848,446

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$315,149	$326,243
Accrued liabilities	75,816	69,931
Total current liabilities	390,965	396,174

Loan payable to related party	5,000,000	5,000,000

Shareholders’ equity:
Preferred stock, par value $100 per share; 500,000 shares authorized; no
shares issued or outstanding	-	-
Common stock, par value $.01 per share; 240,000,000 shares authorized;
146,040,511 and 144,562,516 shares issued and outstanding, respectively	1,460,405	1,445,625
Additional paid-in capital	117,484,688	116,284,003
Loan receivable from related party	(5,000,000)	(5,000,000)
Accumulated deficit	(109,783,520)	(108,277,356)
Accumulated other comprehensive income	158,448	-
Total shareholders’ equity	4,320,021	4,452,272

Total liabilities and shareholders’ equity	$9,710,986	$9,848,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended January 31,
	2010	2009

Net revenue
Revenue from sales of encryption products, net	$38,870	$8,790
Revenue from display engineering services, net	-	52,000
Display technology license fee	-	313,332
Total net revenue	38,870	374,122

Cost of revenue and operating expenses
Cost of encryption products sold	22,007	1,411
Cost of display engineering services	-	18,200
Research and development expenses	696,937	821,781
Selling, general and administrative expenses	830,532	914,722
Total cost of revenue and operating expenses	1,549,476	1,756,114

Loss from operations	(1,510,606)	(1,381,992)

Interest income	4,442	7,282

Loss before income taxes	(1,506,164)	(1,374,710)

Provision for income taxes	-	-

Net loss	$(1,506,164)	$(1,374,710)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	145,310,560	133,876,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS JANUARY 31, 2010 (UNAUDITED)

				Loan
				Receivable		Accumulated
			Additional	From		Other	Total
	Common Stock		Paid-in	Related	Accumulated	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Party	Deficit	Income (Loss)	Equity

Balance, October 31, 2009	144,562,516	$1,445,625	$116,284,003	$(5,000,000)	$(108,277,356)	$-	$4,452,272

Stock option compensation to employees	-	-	274,997	-	-	-	274,997
Common stock issued upon exercise of stock options under stock option plans	815,000	8,150	523,850	-	-	-	532,000
Common stock issued to employees pursuant to stock incentive plans	611,325	6,113	370,659	-	-	-	376,772
Common stock issued to consultants pursuant to stock incentive plans	51,670	517	31,179	-	-	-	31,696
Unrealized gain on investment in Videocon Industries Limited global depository receipts	-	-	-	-	-	209,418	209,418
Unrealized (loss) on investment in Digital Info Security Co., Inc. common stock	-	-	-	-	-	(50,970)	(50,970)
Net loss	-	-	-	-	(1,506,164)	-	(1,506,164)

Balance, January 31, 2010	146,040,511	$1,460,405	$117,484,688	$(5,000,000)	$(109,783,520)	$158,448	$4,320,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended January 31,
	2010	2009
Cash flow from operating activities:
Payments to suppliers, employees and consultants	$(861,942)	$(724,357)
Cash received from sales of products and services	39,620	52,000
Interest received	8,488	14,973
Net cash used in operating activities	(813,834)	(657,384)

Cash flow from investing activities:
Proceeds from maturities of short-term investments (certificates of deposit and U.S. government securities)	-	1,443,000
Proceeds from sale of Digital Info Security Co., Inc. common stock	27,266	25,928
Net cash provided by investing activities	27,266	1,468,928

Cash flow from financing activities:
Proceeds from exercise of stock options	532,000	425,850
Net cash provided by financing activities	532,000	425,850

Net (decrease) increase in cash and cash equivalents	(254,568)	1,237,394

Cash and cash equivalents at beginning of period	1,451,241	478,599

Cash and cash equivalents at end of period	$1,196,673	$1,715,993

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,506,164)	$(1,374,710)
Stock option compensation to employees	274,997	228,876
Stock option compensation to consultants	-	3,306
Stock awards granted to employees pursuant to stock incentive plans	376,772	593,954
Stock awards granted to consultants pursuant to stock incentive plans	31,696	1,000
Provision for slow moving inventory reserve	10,522	-
Depreciation and amortization	2,126	2,801
Amortized discount on investments (U.S. government securities)	(58)	(574)
(Gain) loss on sale of Digital Info Security Co., Inc. common stock	(7,631)	5,194

Change in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	750	(8,790)
Inventories	11,819	1,376
Prepaid expenses and other current assets	(3,454)	(22,432)
Accounts payable and accrued liabilities	(5,209)	225,947
Deferred revenue	-	(313,332)
Net cash used in operating activities	$(813,834)	$(657,384)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  The information contained herein is for the three-month periods ended January 31, 2010 and 2009.  In management’s opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.

The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. (“CopyTele International”) and CopyTele Marketing Inc. (“CopyTele Marketing”).  CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in July 2007 and September 2007, respectively.  CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company (“Videocon”).  As of January 31, 2010, CopyTele Marketing was inactive.  All significant intercompany transactions have been eliminated in consolidation.  In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date the condensed consolidated financial statements were issued.

The results of operations for interim periods presented are not necessarily indicative of the results that may be expected for a full year or any interim period.  Reference is made to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, for more extensive disclosures than contained in these condensed consolidated financial statements.

Effective October 31, 2009, we adopted Accounting Standards Codification (“ASC”) 105 “GAAP” (“ASC 105”) issued by the Financial Accounting Standards Board (“FASB”) that establishes the ASC as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  All accounting guidance that is not included in the Accounting Standards Codification is now considered to be non-authoritative.  The adoption of ASC 105 had no impact on our financial position or operating results as it only amends the referencing to existing accounting standards (other than the Securities and Exchange Commission (“SEC”) guidance).

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

During the three months ended January 31, 2010, our cash used in operating activities was approximately $814,000. This resulted from payments to suppliers, employees and consultants of approximately $862,000, which was offset by cash of approximately $40,000 received from collections of accounts receivable related to sales of encryption products, and approximately $8,000 of interest income received.  Our cash provided by investing activities during the three months ended January 31, 2010 was approximately $27,000, which resulted from the sale of Digital Info Security Co. Inc. common stock. Our cash provided by financing activities during the three months ended January 31, 2010 was $532,000, which resulted from cash received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in U.S. government securities at January 31, 2010 decreased to approximately $1,947,000 from approximately $2,201,000 at October 31, 2009.

Total employee compensation expense for the three-month periods ended January 31, 2010 and 2009 was approximately $839,000 and $984,000, respectively.   During the three-month ended January 31, 2010 and 2009, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  We recorded stock-based compensation expense for the three-month periods ended January 31, 2010 and 2009 of approximately $377,000 and $594,000, respectively, for shares of common stock issued to employees.  We recorded stock-based compensation expense for the three-month periods ended January 31, 2010 and 2009 of approximately $275,000 and $229,000, respectively, related to stock options granted to employees and directors.

We believe that our existing cash, cash equivalents, and investments in U.S. government securities, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fees and royalties from Videocon, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash, cash equivalents, investments and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit.  The sale of additional equity securities or convertible debt could result in dilution to our shareholders.  We currently have no arrangements with respect to additional financing.  We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.  If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

Related Party Transactions with Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “License Agreement”) with Videocon.  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the License Agreement, we are scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon.  In April 2008, the Indian Government approved the License Agreement.

In May 2008, we received the first installment of the license fee of $2,000,000.  During the quarter ended April 30, 2009, we modified the payment terms from Videocon and we agreed to reimburse Videocon $250,000 for engineering services related to another version of our display technology, which amount was offset against amounts due to Videocon in lieu of a cash payment.  In June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received a license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  During the first quarter of fiscal year 2010 we modified the payment terms from Videocon for amounts that were due during that quarter.  In March 2010, we received a license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  As of January 31, 2010, we received aggregate license fee payments of $2,600,000.  The modifications were made to allow Videocon’s payments to be more closely aligned with the progress being made towards the optimization of the display performance, although the total amount of the payments did not change.  Future modifications of the timing of payments from Videocon could occur that might materially affect in which future periods revenues from Videocon are recognized and which could delay the payment of the license fee beyond the 27 month period.

We are working with Videocon to implement our technology into production display modules.  The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce such display modules and also provide all tooling and fixtures required for the production process.  As part of our assistance to Videocon to produce such display modules, we are providing technical support to Videocon’s technical team.  We are also cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  Videocon and CopyTele, with the assistance of Volga Svet Ltd., (Volga) and an Asian company, are utilizing their display processing technology and facilities to produce displays, incorporating various configurations of our display matrix and display assemblies to optimize the display module operating performance.  The matrix is the main component of our display, since it contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our display.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.  Significant improvements, as defined in the License Agreement, may result in additional compensation to CopyTele.  CopyTele has determined that any improvements which are not significant in nature are inconsequential.

 The arrangement with Videocon also provides for each of the parties to designate an advisor to the other party’s Board of Directors.  The purpose of the advisor to the Board of Directors is to provide knowledge to the Board of the display market and to apprise the Board of developments in this market.  CopyTele believes this to be inconsequential to the operation of the License Agreement.

Under the License Agreement we continue to have the right to produce and market products utilizing our technology.  We also continue to have the right to utilize Volga, a Russian display company that we have been working with for more than twelve years, and the Asian company that CopyTele has been working with for more than six years, to produce and market, products utilizing the Licensed Technology.  Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele and Videocon.

In November 2007, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”).  Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000, which was valued based on the actively traded market price of our common stock.  The purchase of the CopyTele Shares pursuant to the Share Subscription Agreement closed in November 2007.

Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International, entered into a GDR Purchase Agreement, as amended (the “Purchase Agreement”) with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), acquired by Global on the Luxembourg Stock Exchange for an aggregate purchase price of $16,200,000.  The price of the Videocon global depository receipts on the Luxembourg Stock Exchange is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.

For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in principal amount of $5,000,000 from CopyTele International to Mars Overseas.   The loans are for a term of seven years and do not bear interest.  Prepayment of each loan requires payment of a premium by the borrower and, in any event, the lien on the Securities securing the prepaid loan will not be released until the seventh anniversary of the closing of the loans and the prepaid amount would be held in escrow until such date.  The loan agreements required the parties to enter into an escrow agreement under which the parties deposited the Securities with an escrow agent for the term of the loans.  The loan agreements also provide for customary events of default which may result in forfeiture of the Securities by the defaulting party.  The loan and escrow agreements also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits received by the escrow agent in respect of the Securities.  The closing of the loans took place in December 2007.  The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ equity in the accompanying condensed consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.

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

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.  We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. On this basis, we have recognized license fee revenue during the three-months ended January 31, 2010 and 2009 of $-0- and approximately $313,000, respectively.

2.           STOCK BASED COMPENSATION

We maintain stock equity incentive plans under which we may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, performance and performance-based awards, or stock units to employees, non-employee directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $275,000, and $229,000 during the three-month periods ended January 31, 2010 and 2009, respectively, in accordance with ASC 718.  Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.  Such stock-based compensation expense did not have an impact on either basic or diluted net loss per share for the three-month periods ended January 31, 2010 and 2009, respectively.

Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the three-months periods ended January 31, 2010 and 2009 was approximately $6,000, and $17,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of January 31, 2010, there was approximately $18,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors, which is expected to be amortized during the current fiscal year.

We account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees”.  We recognized consulting expense for options granted to non-employee consultants, during the three-months periods ended January 31, 2010, and 2009, of $-0-, and approximately $3,000, respectively.   Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.  As of January 31, 2010, there was no such unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants.

Fair Value Determination

In accordance with ASC 718, we estimate the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes pricing model.  We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors.  To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups.  Stock options we granted during the three months ended January 31, 2010 and 2009 consisted of awards of stock options with 10-year terms which vested immediately.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the three months ended January 31, 2010 and 2009:

	For the Three Months Ended January 31,
	2010	2009
Weighted average fair value at grant date	$0.36	$0.16
Valuation assumptions:
Expected life (years)	1.8	2.3
Expected volatility	121%	95%
Risk-free interest rate	0.65%	0.67%
Expected dividend yield	0	0

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.  Because we consider our options to be “plain vanilla”, we estimated the expected term using a modified version of the simplified method of calculation, as prescribed by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”).  This modified calculation uses the actual life for options that have been settled, and a uniform distribution assumption for the options still outstanding.  Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.  In December 2007, the SEC staff issued Staff Accounting Bulletin No. 110, “Share-Based Payment” (“SAB 110”).  SAB 110 permits the use of the simplified method in SAB 107 for employee stock option grants after December 31, 2007 for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options.  We have adopted SAB 110 and continued to use a simplified method to estimate the expected term for options granted after December 2007, as adequate historical experience is not available to provide a reasonable estimate.   We intend to continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

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

Stock Option Activity

During the three-month periods ended January 31, 2010 and 2009, we granted stock options to purchase 750,000 shares and 1,360,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $.66 and $0.31 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan").  During the three-month periods ended January 31, 2010 and 2009, stock options to purchase 815,000 shares and 1,350,000 shares, respectively, of common stock were exercised with aggregate proceeds of $532,000 and approximately $426,000, respectively.

Stock Option Plans

As of January 31, 2010, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the “1993 Plan”), the CopyTele, Inc. 2000 Share Incentive Plan (“2000 Share Plan”) and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

Upon approval of the 2000 Share Plan by our shareholders in July 2000, the 1993 Plan was terminated with respect to the grant of future stock options.  The exercise price with respect to all of the stock options granted under the 1993 Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date.  Information regarding the 1993 Plan for the three months ended January 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2009	686,000	$1.07
Expired	(586,000)	$0.99
Options Outstanding and Exercisable at January 31, 2010	100,000	$1.53	$-0-

As of January 31, 2010, weighted average remaining contractual term for options outstanding under the 1993 Plan was .32 years.

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

The 2000 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each stock option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares at the date of grant and incentive stock options will not be exercisable for more than 10 years.  The exercise price with respect to all of the stock options granted under the 2000 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date.  As of January 31, 2010, 21,508 shares were available for future grants under the 2000 Share Plan.

Information regarding the 2000 Share Plan for the three months ended January 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2009	1,572,466	$0.84
Exercised	(30,000)	$0.40
Options Outstanding and Exercisable at January 31, 2010	1,542,466	$0.85	$25,800

The following table summarizes information about stock options outstanding under the 2000 Share Plan as of January 31, 2010:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.40	215,000	1.63	$0.40
$0.69	505,466.92		$0.69
$0.94 - $1.09	822,000.67		$1.06

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan initially was 15,000,000 shares.  On October 8, 2004, February 9, 2006, August 22, 2007 and December 3, 2008, the 2003 Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,000 shares, 55,000,000 shares, and 70,000,000 shares, respectively.  Current and future non-employee directors are automatically granted nonqualified stock options to purchase 60,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.  The 2003 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each stock option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date.  As of January 31, 2010, 4,125,091 shares were available for future grants under the 2003 Share Plan.

Information regarding the 2003 Share Plan for the three months ended January 31, 2010 is as follows:

	Shares	Current Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2009	18,252,045	$0.80
Granted	750,000	$0.66
Exercised	(785,000)	$0.66
Expired	(55,000)	$0.75
Options Outstanding at January 31, 2010	18,162,045	$0.80	$220,500
Options Exercisable at January 31, 2010	18,102,045	$0.80	$220,500

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of January 31, 2010:

	Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25 - $0.65	5,220,970	5.04	$0.54	5,160,970	5.04	$0.54
$0.70 - $0.84	5,146,075	6.56	$0.79	5,146,075	6.56	$0.79
$0.86 - $1.46	7,795,000	6.92	$0.97	7,795,000	6.92	$0.97

Stock Grants

We account for stock grants to employees and consultants based on their grant date fair value.  During the three-month periods ended January 31, 2010 and 2009, we issued 611,325 shares and 1,578,295 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan.  We recorded compensation expense for the three-month periods ended January 31, 2010 and 2009, of approximately $377,000 and $594,000, respectively, for the shares of common stock issued to employees.  In addition, during the three-month periods ended January 31, 2010 and 2009, we issued 51,670 shares and 2,635 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan.  We recorded consulting expense for the three-month periods ended January 31, 2010 and 2009 of approximately $32,000 and $1,000, respectively, for the shares of common stock issued to consultants.

3.           CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business.  Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts.  Generally, no collateral is received from customers for our accounts receivable.  During the three months ended January 31, 2010, three customers in the Encryption Products and Services Segment represented 36%, 17% and 12%, respectively, of total net revenue.  During the three months ended January 31, 2009, one customer in the Display Technology Segment represented 84% of total net revenue and one customer in the Encryption Products and Services Segment represented 14% of total net revenue.  At January 31, 2010, there were no net accounts receivables.

4.           FAIR VALUE MEASUREMENTS

ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  In accordance with ASC 820, we have categorized our financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  We do not have any financial liabilities that are required to be measured at fair value on a recurring basis.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

As of January 31, 2010, our Level 1 financial assets consist of the following:

Fair Value as of January 31, 2010
Money market funds – Cash and cash equivalents	$373,344
U.S. government securities – Cash and cash equivalents	699,966
U.S. government securities – Short-term investments	750,000
Videocon Industries Limited global depository receipts	7,314,682
Digital Info Security Co. Inc. common stock	127,425

The adoption of this new guidance did not have a material effect on our condensed consolidated financial statements.

5.           INVESTMENTS

Short-term Investments

At January 31, 2010 and October 31, 2009, we had marketable securities consisting of U.S. government securities in the amount of $750,000 and $749,942, respectively, that were classified as “held–to-maturity securities” and were carried at amortized costs.  The length of time until maturity of held-to-maturity securities at January 31, 2010 and October 31, 2009, was less than twelve months and the estimated fair value approximated amortized cost, therefore, there were no significant unrecognized holding gains or losses.

Investment in Videocon

Our investment in Videocon is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in shareholders' equity.  The original cost basis was determined using the specific identification method.  The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.

ASC 320 and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the cost basis of the investment, a write-down accounted for as a realized loss should be recorded.  We assess at each reporting period our investment in Videocon to determine if a decline that is other than temporary has occurred.  In evaluating our investment in Videocon at October 31, 2009, although we noted that the fair value had increased to approximately $7,105,000 at October 31, 2009, we determined that based on both the duration and the continuing magnitude of the market price decline compared to the original cost basis of $16,200,000 and the uncertainty of its recovery, a write-down of the investment should be recorded as of October 31, 2009 and a new cost basis of $7,105,264 should be established.

  The cost basis, unrealized gain, realized loss and fair value of our investment in Videocon as of January 31, 2010 and October 31, 2009, are as follows:

	January 31, 2010	October 31, 2009
Cost basis	$7,105,264	$16,200,000
Unrealized gain	209,418	-
Other than temporary impairment	-	(9,094,736)
Fair Value	$7,314,682	$7,105,264

Investment in Digital Security Co. Inc.

Our investment in Digital Security Co. Inc. (“DISC”) is classified as an “available-for-sale security” and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss), net of the related tax effects, in shareholders’ equity.  The original cost basis was determined using the specific identification method.  We assess at each reporting period our investment in DISC to determine if a decline that is other than temporary has occurred.  In evaluating our investment in DISC at October 31, 2009 we determined that, due to the decline in market value and the uncertainty of its recoverability, an other than temporary impairment of the investment of approximately $124,000 should be recorded as of October 31, 2009 and a new cost basis of $198,030 should be established.

The cost basis, unrealized loss, realized loss and fair value of our investment in DISC as of January 31, 2010 and October 31, 2009, are as follows:

	January 31, 2010	October 31, 2009
Cost basis	$178,395	$322,266
Unrealized loss	(50,970)	-
Other than temporary impairment	-	(124,236)
Fair Value	$127,425	$198,030

During the three months ended January 31, 2010, we received proceeds of approximately $27,000 on the sale of 935,000 shares of the 9,430,000 shares of DISC common stock we held at October 31, 2009, and recorded a gain on such sales of approximately $8,000.

6.           INVENTORIES

Inventories consist of the following as of:

	January 31, 2010	October 31, 2009
Component parts	$37,696	$45,969
Finished products	72,651	86,719
	$110,347	$132,688

7.             NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the three-month periods ended January 31, 2010 and 2009, were stock options to purchase 19,804,511 shares and 18,535,511 shares, respectively, and for the three month period ended January 31, 2010, warrants to purchase 500,000 shares.

8.             EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

In December 2007, the FASB issued updated guidance for accounting for business combinations, which is included in ASC 805 “Business Combinations” (“ASC 805”).  The updated guidance better represents the economic value of a business combination transaction.  The changes to be effected with the new guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value and all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer.  In April 2009, the FASB amended the guidance related to contingencies in a business combinations, which is included in ASC 805-20 “Identifiable Assets and Liabilities, and Any Noncontrolling Interest”.  The amendment changes the provisions in ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  It further eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in the updated business combinations guidance and instead carries forward most of the provisions of the previous business combinations guidance for acquired contingencies.  ASC 805 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  The adoption of ASC 805 on November 1, 2009 did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures.  This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The guidance on transfers between Levels 1 and 2 is effective for our second fiscal quarter ended April 30, 2010.  The guidance on Level 3 activity is effective for our fiscal year beginning November 1, 2011.  As this guidance is only disclosure related, it will not have an impact on our financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events disclosure.  This guidance clarifies that an entity that is a SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance, and we adopted the provisions effective with the preparation of our condensed consolidated financial statements for the three months ended January 31, 2010.

In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement guidance for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis.  This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have any impact on the Company’s condensed consolidated financial statements.

9.             INCOME TAXES

We file Federal and New York State income tax returns.  Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1995.   We account for interest and penalties related to income tax matters in selling, general and administrative expenses. There were no unrecognized tax benefits as of January 31, 2010 and October 31, 2009.

10.           SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on management’s approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services.  The following represents selected financial information for our segments for the three-month periods ended January 31, 2010 and 2009:

Segment Data	Display Technology	Encryption Products and Services	Total

Three Months Ended January 31, 2010:
Net revenue	$-	$38,870	$38,870
Net loss	(790,928)	(715,236)	(1,506,164)

Three Months Ended January 31, 2009:
Net revenue	$365,332	$8,790	$374,122
Net loss	(407,808)	(966,902)	(1,374,710)

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

In November 2007, we entered into a Technology License Agreement (as amended, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the License Agreement, we are scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon.  In April 2008, the government of India approved the License Agreement.  As of January 31, 2010, we have received aggregate license fee payments of $2,600,000.  The payment terms from Videocon were modified during the second quarter of fiscal year 2009 and during the first quarter of fiscal year 2010.  The modifications were made to allow Videocon’s payments to be more closely aligned with the progress being made towards the optimization of the display performance, although the total amount of the payments did not change.  Future modifications of the timing of payments from Videocon could occur that might materially affect in which future periods revenues from Videocon are recognized and which could delay the payment of the license fee beyond the 27 month period.

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

We are working with Videocon to implement our technology into production display modules.  The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce such display modules and also provide all tooling and fixtures required for the production process.  Videocon has a group of qualified and experienced personnel assigned to this program.  As part of our assistance to Videocon to produce such display modules, we are providing technical support to Videocon’s technical team.  We are also cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  Videocon and CopyTele, with the assistance of Volga Svet Ltd., (“Volga”) and an Asian company, are utilizing their display processing technology and facilities to produce displays, incorporating various configurations of our display matrix and display assemblies to optimize the display module operating performance.  The matrix is the main component of our display, since it contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our display.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

Under the License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology.  We also continue to have the right to utilize Volga, a Russian corporation with whom we have been working with for more than twelve years, and the Asian company, with whom we have been working with for more than six years, to produce and market, products utilizing the Licensed Technology.  Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele and Videocon.  We are also producing color displays, with the assistance of Volga and the Asian company, which incorporate the new type of matrix and phosphor excitation system described above.

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

At the same time as we entered into the License Agreement, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”).  Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000, which was valued based on the actively traded market price of our common stock.  The purchase of the CopyTele Shares pursuant to the Share Subscription Agreement closed in November 2007.  Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement, as amended (the “Purchase Agreement”) with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), acquired by Global on the Luxembourg Stock Exchange for an aggregate purchase price of $16,200,000.  The price of the Videocon global depository receipts on the Luxembourg Stock Exchange is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.  For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.   The loans are for a term of seven years and do not bear interest.  See Note 1 to the Condensed Consolidated Financial Statements.

The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ equity in the accompanying condensed consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.  See Note 1 to the Condensed Consolidated Financial Statements.  Our sale of the CopyTele Shares to Mars Overseas and our purchase of the Videocon GDRs had the combined effect, as of the date of closing, of increasing (a) our net assets by $11 million, as our $16 million investment in Videocon GDRs (at market value at the time of the investment was made) was offset by our $5 million loan payable to related party (Mars Overseas) and (b) our shareholders’ equity by approximately $11 million, as the $16 million of proceeds received from the sale of our common stock to Mars Oversea was offset by the $5 million receivable from a related party (Mars Overseas).   We carry our investment in the Videocon GDRs, at fair value, based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.   Based upon the duration and the continuing magnitude of the market price decline in Videocon’s equity shares, we recorded a write-down of this investment of approximately $9,095,000 which reduced the carrying value of the Videocon GDRs to approximately $7,105,000 as of October 31, 2009.  As of January 31, 2010, the fair value of the Videocon GDRs was approximately $7,315,000.  We can give no assurance that we will not record an additional impairment charge or what value, if any, that we will realize from the sale of the Videocon GDRs should we choose to sell the Videocon GDR when the seven year lock-up expires.  However, as we used the proceeds received from the sale of our shares to Mars Overseas to acquire the Videocon GDRs, such transaction did not have an effect on our liquidity or cash resources. In addition, the primary purpose of the transaction was to establish cross-equity ownership with the entities with whom we do business, which our management believes is an effective tool to foster collaboration and to allow our Company to benefit economically should the entities with whom we do business be successful in commercializing our products.

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

We believe our displays could potentially have a cost similar to a CRT and thus less than current LCD (liquid crystal display) or PDP (plasma) displays, partly because our display does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD.

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

Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow.  Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations.  Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options.  Since 1999 we have also generated limited cash flows from sales of our encryption products and services.  We are continuing to direct our domestic and international encryption marketing efforts to opportunities in both the commercial and government security markets.   In addition, in fiscal year 2008, we entered into the License Agreement with Videocon and in May 2008, we commenced receiving from Videocon license fees related to our display technology.

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

We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  For additional discussion on the application of these and other accounting polices, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2009.

   Revenue Recognition

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

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.  We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized.  On this basis, we have recognized license fee revenue during the three-months ended January 31, 2010 and 2009 of $-0- and approximately $313,000, respectively.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment.  During the fourth quarter of fiscal year 2009, we determined that there was an other than temporary impairment in both our Videocon and DISC investments.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.  We will record an additional impairment charge if and when we believe any such investment has experienced an additional decline that is other than temporary.

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

Stock Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $275,000, and $229,000 during the three-month periods ended January 31, 2010 and 2009, respectively, in accordance with ASC 718.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees.”  We recognized consulting expense for stock options granted to non-employee consultants during the three-month periods ended January 31, 2010 and 2009, of $-0- and approximately $3,000, respectively.  We account for stock grants to employees and consultants based on their grant date fair value.  We recorded compensation expense for the three-month periods ended January 31, 2010 and 2009, of approximately $377,000 and $594,000, respectively, for the shares of common stock issued to employees.  In addition, we recorded consulting expense for the three-month periods ended January 31, 2010 and 2009 of approximately $32,000 and $1,000, respectively, for the shares of common stock issued to consultants.  See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.  If factors change and we employ different assumptions in the application of ASC 718 and   ASC 515-50 in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

RESULTS OF OPERATIONS

Three months ended January 31, 2010 compared with three months ended January 31, 2009

Net Revenue

 Net revenue decreased by approximately $335,000 in the three months ended January 31, 2010, to approximately $39,000, as compared to approximately $374,000 in the comparable prior-year period.  Revenue from display technology license fees related to the License Agreement with Videocon decreased from approximately $313,000 in the comparable prior-year period to none in the current period, due to the timing of payments from Videocon.  See “- General” above in this Item 2.  Revenue from display technology engineering services decreased to none in the three months ended January 31, 2010, as compared to $52,000 in the comparable prior-year period.  The revenue from display technology engineering services resulted from engineering services billed to Volga.  Revenue from sales of encryption products increased by approximately $30,000 in the three months ended January 31, 2010, to approximately $39,000, as compared to approximately $9,000 in the comparable prior-year period.  Our encryption revenue has been limited and is sensitive to individual large transactions.

Cost of Encryption Products Sold

The cost of encryption products sold increased approximately $21,000 in the three months ended January 31, 2010, to approximately $22,000, as compared to approximately $1,000 in the comparable prior-year period.  The cost of encryption products sold in the three months ended January 31, 2010 includes a provision for excess inventory of approximately $11,000.  The cost of encryption products shipped in the current period increased to approximately $11,000, as compared to approximately $1,000 in the comparable prior-year period, due to an increase in unit shipments of encryption products and shipments in the prior period including units which had been reserved for as excess inventory and therefore had a cost basis of zero.

Cost of Display Engineering  Services

The cost of display engineering services decreased to $-0- in the three months ended January 31, 2010, as compared to approximately $18,000 in the comparable prior-year period, as there was no revenue from display engineering services in the current period.

Research and Development Expenses

Research and development expenses decreased by approximately $125,000 in the three months ended January 31, 2010, to approximately $697,000, from approximately $822,000 in the comparable prior-year period.  The decrease in research and development expenses was principally due to a decrease in employee compensation and related costs of approximately $109,000, a decrease in travel expenses of approximately $41,000, a decrease in patent-related expenses of approximately $15,000, offset by an increase in outside research and development expense of approximately $20,000, and a reduction of expenses reclassified to cost of engineering services of approximately $18,000 related to the display technology engineering services billed to Volga in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $84,000 to approximately $831,000 in the three months ended January 31, 2010, from approximately $915,000 in the comparable prior-year period.  The decrease in selling, general and administrative expenses was principally due to a decrease in employee compensation and related costs, other than stock option expense, of approximately $83,000, a decrease in professional fees of approximately $61,000, offset by an increase in employee stock option expense of approximately $46,000, and an increase in bank fees of approximately $16,000 primarily related to our investment in Videocon GDRs.

Interest Income

Interest income was approximately $4,000 in the three months ended January 31, 2010, compared to approximately $7,000 in the comparable prior-year period.  The decrease in interest income was primarily the result of a reduction in short term interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and initial public offering, and upon the exercise of stock options.  In addition, commencing in the fourth quarter of fiscal 1999, we have generated limited cash flows from sales of our encryption products and in May 2008, we began receiving license fees related to our display technology from Videocon pursuant to the License Agreement.

During the three months ended January 31, 2010, our cash used in operating activities was approximately $814,000. This resulted from payments to suppliers, employees and consultants of approximately $862,000, which was offset by cash of approximately $40,000 received from collections of accounts receivable related to sales of encryption products, and approximately $8,000 of interest income received.  Our cash provided by investing activities during the three months ended January 31, 2010 was approximately $27,000, which resulted from the sale of Digital Info Security Co. Inc. (“DISC”) common stock. Our cash provided by financing activities during the three months ended January 31, 2010 was $532,000, which resulted from cash received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in U.S. government securities at January 31, 2010 decreased to approximately $1,947,000 from approximately $2,201,000 at October 31, 2009.

Net accounts receivable decreased by approximately $1,000 from approximately $1,000 at October 31, 2009 to $-0- at January 31, 2010, due to collection of accounts receivable.  Inventories decreased by approximately $23,000 from approximately $133,000 at October 31, 2009 to approximately $110,000 at January 31, 2010, primarily as a result of the timing of shipments and production schedules and a provision for excess inventory of approximately $11,000 during the three months ended January 31, 2010.  Investment in Videocon is recorded at fair value and increased to approximately $7,315,000 at January 31, 2010 from approximately $7,105,000 at October 31, 2009, as a result of an increase in the price of Videocon’s GDRs which are listed on the Luxembourg Stock Exchange.  Investment in DISC is recorded at fair value and decreased to approximately $127,000 at January 31, 2010 from approximately $198,000 at October 31, 2009, as a result of a reduction in the price of DISC common shares, which are traded on the over the counter market (and quoted on the Pink Sheets), and our sale of 935,000 shares of the 9,430,000 shares of DISC common stock we held at October 31, 2009.  Accounts payable and accrued liabilities decreased by approximately $5,000 from approximately $396,000 at October 31, 2009 to approximately $391,000 at January 31, 2010, as a result the timing of payments.  Loan payable, which is due in December 2014, remained at $5,000,000 at January 31, 2010 and October 31, 2009.  Loan receivable, which is classified as a contra-equity in the accompanying condensed consolidated balance sheet and is due in December 2014, remained at $5,000,000 at January 31, 2010 and October 31, 2009.  The loan payable and loan receivable related to the transactions with Mars Overseas and Global are more fully discussed in “- General” above in this Item 2.  As a result of these changes, working capital at January 31, 2010 decreased to approximately $1,731,000 from approximately $2,000,000 at the end of fiscal 2009.

Our working capital includes inventory of approximately $110,000 at January 31, 2010.  Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value.  To date, sales of our products have been limited.  Accordingly, there can be no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

Total employee compensation expense for the three-month periods ended January 31, 2010 and 2009 was approximately $839,000 and $984,000.  During the three-month ended January 31, 2010 and 2009, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  During the three-month periods ended January 31, 2010 and 2009, we issued 611,325 shares and 1,578,295 shares, respectively, of common stock to certain employees for services rendered.  We recorded stock-based compensation expense for the three-month periods ended January 31, 2010 and 2009 of approximately $377,000 and $594,000, respectively, for shares of common stock issued to employees.  During the three-month periods ended January 31, 2010 and 2009, we granted to employees stock options to purchase 750,000 shares and 1,360,000 shares, respectively.  We recorded stock-based compensation expense for the three-month periods ended January 31, 2010 and 2009 of approximately $275,000 and $229,000, respectively, related to stock options granted to employees.  It is management’s intention to continue to compensate employees and directors by issuing stock or stock options.

In addition, during the three-month periods ended January 31, 2010 and 2009, we issued 51,670 shares and 2,635 shares, respectively, of common stock to non-employee consultants for services rendered.  We recorded consulting expense for the three-month periods ended January 31, 2010 and 2009 of approximately $32,000 and $1,000, respectively, for shares of common stock issued to consultants.  It is also management’s intention to continue to compensate consultants, when possible, by issuing stock or stock options.

During the three-month periods ended January 31, 2010 and 2009, stock options to purchase 815,000 shares and 1,350,000 shares, respectively, of common stock were exercised with aggregate proceeds of $532,000 and approximately $426,000, respectively.

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

We are seeking to improve our liquidity through increased sales or license of products and technology.  In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users.  In fiscal 2008, we entered into the License Agreement with Videocon. As of January 31, 2010, we received aggregate license fee payments of $2,600,000.  During the three months ended January 31, 2010, we have recognized revenue from sales of encryption products of approximately $39,000.

The following table presents our expected cash requirements for contractual obligations outstanding as of January 31, 2010:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Consulting Agreement	$128,000				$128,000

Noncancelable Operating Leases	$298,000	$254,000	$-	$-	$552,000

Loan Payable	-	-	-	5,000,000	$5,000,000

Total Contractual Cash Obligations	$426,000	$254,000	$-	$5,000,000	$5,680,000

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

Refer to Note 8 to the Condensed Consolidated Financial Statements – “Effect of Recent Pronouncements” for discussion regarding the impact of recently adopted accounting standards as well as the impact of accounting standards that were recently issued but not yet effective, on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, but are not limited to, those factors set forth in Part II, Item 1A – “Risk Factors” below and Note 1 to the Condensed Consolidated Financial Statements. You should read this discussion and analysis along with our Annual Report on Form 10-K for the year ended October 31, 2009, as amended by Amendment No. 1 on Form 10-K/A and the condensed consolidated financial statements included in this Report.   We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2010, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

At January 31, 2010, our investment in Videocon GDRs is recorded at fair value of approximately $7,315,000, including a write-down of approximately $9,095,000 during fiscal 2009 as a result of an other than temporary impairment and an unrealized gain of approximately $209,000 as of January 31, 2010, and has exposure to price risk.  The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of January 31, 2010 amounts to approximately $732,000.

Our investment in DISC common stock at January 31, 2010 is recorded at fair value $127,000 including a write-down of approximately $124,000 during fiscal year 2009 as a result of an other than temporary impairment and an unrealized loss of $51,000 as of January 31, 2010, and has exposure to price risk.  DISC’s common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets.  Accordingly, the fair value of DISC’s common stock is subject to price risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in price of this investment, as of January 31, 2010 amounts to approximately $13,000.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our Chairman of the Board and Chief Executive Officer and our Vice President – Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Vice President – Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2009, as amended by Amendment No. 1 on Form 10-K/A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities.  None

Item 5. Other Information.  None

Item 6.  Exhibits.

31.1            Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2010.

31.2            Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2010.

32.1            Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 17, 2010.

32.2    Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board and
Chief Executive Officer
March 17, 2010	(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal
March 17, 2010	Financial and Accounting Officer)