Form 10-Q
period 2010-04-30
COPYTELE INC
filed 2010-06-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

Commission file number 0-11254

COPYTELE, INC.
(Exact name of registrant as specified in its charter)

Delaware		11-2622630
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification no.)

900 Walt Whitman Road
Melville, NY		11747
(Address of principal executive offices)		(Zip Code)

(631) 549-5900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

On June 9, 2010, the registrant had outstanding 149,054,916 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of April 30, 2010 (Unaudited) and October 31, 2009	3

Condensed Consolidated Statements of Operations (Unaudited) for the six months ended April 30, 2010 and 2009	4

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended April 30, 2010 and 2009	5

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended April 30, 2010	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended April 30, 2010 and 2009	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8 - 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25 - 40

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	40

Item 4. Controls and Procedures.	40 - 41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	42

Item 1A. Risk Factors.	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	42

Item 3. Defaults Upon Senior Securities.	42

Item 5. Other Information.	42

Item 6. Exhibits.	42 - 43

SIGNATURES	43

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	April 30, 2010	October 31, 2009
Current assets:
Cash and cash equivalents	$1,075,001	$1,451,241
Short-term investments in U.S. government securities	749,993	749,942
Accounts receivable, net of allowance for doubtful accounts of $206,000	7,700	750
Inventories	93,228	132,688
Prepaid expenses and other current assets	47,596	61,869
Total current assets	1,973,518	2,396,490

Investment in Videocon Industries Limited global depository receipts, at market value	7,898,062	7,105,264

Investment in Volga-Svet, Ltd., at cost	127,500	127,500

Investment in Digital Info Security Co. Inc. common stock, at market value	159,471	198,030

Property and equipment, net	16,947	21,162

Total assets	$10,175,498	$9,848,446

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$303,651	$326,243
Accrued liabilities	85,602	69,931
Total current liabilities	389,253	396,174

Contingencies (Note 11)

Loan payable to related party	5,000,000	5,000,000

Shareholders’ equity:
Preferred stock, par value $100 per share; 500,000 shares authorized; no
shares issued or outstanding	-	-
Common stock, par value $.01 per share; 240,000,000 shares authorized;
148,438,626 and 144,562,516 shares issued and outstanding, respectively	1,484,386	1,445,625
Additional paid-in capital	118,581,271	116,284,003
Loan receivable from related party	(5,000,000)	(5,000,000)
Accumulated deficit	(111,055,424)	(108,277,356)
Accumulated other comprehensive income	776,012	-
Total shareholders’ equity	4,786,245	4,452,272

Total liabilities and shareholders’ equity	$10,175,498	$9,848,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended April 30,
	2010	2009

Net revenue
Revenue from sales of encryption products, net	$61,395	$21,540
Revenue from display engineering services, net	-	52,000
Display technology license fee	300,000	563,332
Total net revenue	361,395	636,872

Cost of revenue and operating expenses
Cost of encryption products sold	41,051	5,518
Cost of display engineering services	-	18,200
Research and development expenses	1,546,212	1,883,830
Selling, general and administrative expenses	1,625,115	1,489,545
Total cost of revenue and operating expenses	3,212,378	3,397,093

Loss from operations	(2,850,983)	(2,760,221)

Dividend income	68,211	29,468

Interest income	4,704	11,892

Loss before income taxes	(2,778,068)	(2,718,861)

Provision for income taxes	-	-

Net loss	$(2,778,068)	$(2,718,861)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	146,194,786	135,546,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended April 30,
	2010	2009

Net revenue
Revenue from sales of encryption products, net	$22,525	$12,750
Display technology license fee	300,000	250,000
Total net revenue	322,525	262,750

Cost of revenue and operating expenses
Cost of encryption products sold	19,044	4,107
Research and development expenses	849,275	1,062,049
Selling, general and administrative expenses	794,583	574,823
Total cost of revenue and operating expenses	1,662,902	1,640,979

Loss from operations	(1,340,377)	(1,378,229)

Dividend income	68,211	29,468

Interest income	262	4,610

Loss before income taxes	(1,271,904)	(1,344,151)

Provision for income taxes	-	-

Net loss	$(1,271,904)	$(1,344,151)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	147,108,817	137,273,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2010 (UNAUDITED)

						Accumulated
				Loan		Other
			Additional	Receivable		Comprehensive	Total
	Common Stock		Paid-in	From	Accumulated	Income	Shareholders’
	Shares	Par Value	Capital	Related Party	Deficit	(Loss)	Equity

Balance, October 31, 2009	144,562,516	$1,445,625	$116,284,003	$(5,000,000)	$(108,277,356)	$-	$4,452,272

Stock option compensation to employees	-	-	438,828	-	-	-	438,828
Stock option compensation to consultant	-	-	6,392	-	-	-	6,392
Common stock issued upon exercise of stock options under stock option plans	1,665,000	16,650	837,350	-	-	-	854,000
Common stock issued to employees pursuant to stock incentive plans	2,131,505	21,315	973,298	-	-	-	994,613
Common stock issued to consultants pursuant to stock incentive plans	79,605	796	41,400	-	-	-	42,196
Unrealized gain on investment in Videocon Industries Limited global depository receipts	-	-	-	-	-	792,798	792,798
Unrealized (loss) on investment in Digital Info Security Co., Inc. common stock	-	-	-	-	-	(16,786)	(16,786)
Net loss	-	-	-	-	(2,778,068)	-	(2,778,068)

Balance, April 30, 2010	148,438,626	$1,484,386	$118,581,271	$(5,000,000)	$(111,055,424)	$776,012	$4,786,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended April 30,
	2010	2009
Cash flow from operating activities:
Payments to suppliers, employees and consultants	$(1,690,988)	$(1,530,966)
Cash received from sales of products and services	54,445	70,540
Cash received for display technology license fee	300,000	-
Dividend received	68,211	29,468
Interest received	8,750	15,812
Net cash used in operating activities	(1,259,582)	(1,415,146)

Cash flow from investing activities:
Disbursements to acquire short-term investments (U.S. government securities)	(749,870)	-
Proceeds from maturities of short-term investments (U.S. government securities)	750,000	1,443,000
Proceeds from sale of Digital Info Security Co., Inc. common stock	29,212	28,133
Payments for purchases of property and equipment	-	-
Net cash provided by investing activities	29,342	1,471,133

Cash flow from financing activities:
Proceeds from exercise of stock options	854,000	756,600
Net cash provided by financing activities	854,000	756,600

Net (decrease) increase in cash and cash equivalents	(376,240)	812,587

Cash and cash equivalents at beginning of period	1,451,241	478,599

Cash and cash equivalents at end of period	$1,075,001	$1,291,186

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,778,068)	$(2,718,861)
Stock option compensation to employees	438,828	400,851
Stock option compensation to consultants	6,392	6,612
Stock awards granted to employees pursuant to stock incentive plans	994,613	1,171,914
Stock awards granted to consultants pursuant to stock incentive plans	42,196	35,248
Provision for slow moving inventory reserve	23,587	(921)
Depreciation and amortization	4,215	5,561
Amortized discount on investments (U.S. government securities)	(181)	(632)
(Gain) loss on sale of Digital Info Security Co., Inc. common stock	(7,439)	6,067

Change in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(6,950)	(3,000)
Inventories	15,873	2,977
Prepaid expenses and other current assets	14,273	(8,984)
Accounts payable and accrued liabilities	(6,921)	1,354
Deferred revenue	-	(313,332)
Net cash used in operating activities	$(1,259,582)	$(1,415,146)

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

The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  The information contained herein is as of April 30, 2010 and for the six-month and three-month periods ended April 30, 2010 and 2009.  In management’s opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.  We are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.

The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. (“CopyTele International”) and CopyTele Marketing Inc. (“CopyTele Marketing”).  CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in July 2007 and September 2007, respectively.  CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company (“Videocon”).  As of April 30, 2010, CopyTele Marketing was inactive.  All significant intercompany transactions have been eliminated in consolidation. In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the date the condensed consolidated financial statements were issued.

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

Effective October 31, 2009, we adopted Accounting Standards Codification (“ASC”) 105 “GAAP” (“ASC 105”) issued by the Financial Accounting Standards Board (“FASB”) that establishes the ASC as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  All accounting guidance that is not included in the Accounting Standards Codification is now considered to be non-authoritative.  The adoption of ASC 105 had no impact on our financial position or operating results as it only amends the reference to existing accounting standards (other than the Securities and Exchange Commission (“SEC”) guidance).

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

During the six months ended April 30, 2010, our cash used in operating activities was approximately   $1,260,000. This resulted from payments to suppliers, employees and consultants of approximately $1,691,000, which was offset by cash of approximately $54,000 received from collections of accounts receivable related to sales of encryption products, $300,000 received from display technology licensing fee, approximately $68,000 of dividend income received and approximately $9,000 of interest income received.  Our cash provided by investing activities during the six months ended April 30, 2010 was approximately $29,000, which resulted from purchases of short-term U.S. government securities of approximately $750,000, offset by $750,000 received upon maturities of short-term investments consisting of U.S. government securities and approximately $29,000 received upon the sale of Digital Info Security Co. Inc. common stock.  Our cash provided by financing activities during the six months ended April 30, 2010 was $854,000, which resulted from cash received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in U.S. government securities at April 30, 2010 decreased to approximately $1,825,000 from approximately $2,201,000 at October 31, 2009.

Total employee compensation expense for the six-month periods ended April 30, 2010 and 2009 was approximately $1,876,000 and $1,922,000, respectively, and for the three-month periods ended April 30, 2010 and 2009 was approximately $1,038,000 and $938,000, respectively.  During the six-month ended April 30, 2010 and 2009, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  We recorded stock-based compensation expense for the six-month periods ended April 30, 2010 and 2009 of approximately $995,000 and $1,172,000, respectively, and for the three-month periods ended April 30, 2010 and 2009 of approximately $618,000 and $578,000, respectively, for shares of common stock issued to employees.  We recorded stock-based compensation expense for the six-month periods ended April 30, 2010 and 2009 of approximately $439,000 and $401,000, respectively, and for the three-month periods ended April 30, 2010 and 2009 of approximately $164,000 and $172,000, respectively, related to stock options granted to employees and directors.

We believe that our existing cash, cash equivalents, and investments in U.S. government securities, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, and other potential sources of cash flows, but without regard to the timing or amount of license fees and royalties from Videocon, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months.   We have not currently identified any specific use for the license fee or royalty payments, if any, that we may receive from Videocon and any such payments will be available for general corporate purposes or such other uses as our management may determine.  Pending their use, any payments received from Videocon will be invested in short-term, interest-bearing securities.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options.  We currently have no arrangements with respect to additional financing.  We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

 Related Party Transactions with Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the terms of the License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and continues until August 2010, and an agreed upon royalty from Videocon based on display sales by Videocon, which royalty will decrease after specified sales levels and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Licensed Technology, as defined in the License Agreement.  In April 2008, the Indian Government approved the License Agreement.

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received an additional license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  As of October 31, 2009, we have received aggregate license fee payments of $2,600,000.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the payment deferrals in light of our joint decision to jointly develop improved versions of our display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements described below and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage. Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  As of April 30, 2010, we have received aggregate license fee payments from Videocon of $2.9 million.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon that would materially affect in which future periods revenues from Videocon are recognized and which would delay the payment of the license fee beyond the 27 month period ending in August 2010. We cannot presently estimate specific future payments dates for the remaining $8.1 million of license fee payments; however, we are in discussion with Videocon for an additional payment.

We are working with Videocon to implement our technology into production display modules.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce such display modules and also provide all tooling and fixtures required for the production process.  The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits.  Under the terms of the License Agreement, we are disclosing to Videocon the Licensed Technology, including any improvements, providing documentation and training of Videocon personnel, and cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  In connection with our performance requirements under the License Agreement, we are providing technical information to Videocon, so they can understand the design and fabrication processes involved in our display technology.  This includes providing the design and fabrication processes of the display components, such as the matrix which contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our displays.  Other components and fabrication processes include the design details of the electron emission system materials and specifications, the methods, materials and processes required to obtain a vacuum for our display operation and the methods and electronics involved to operate, test, and evaluate the performance of the display.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

 The arrangement with Videocon also provides for each of the parties to designate an advisor to the other party’s Board of Directors.  The purpose of the advisor to the Board of Directors is to provide knowledge to the Board of the display market and to apprise the Board of developments in this market.  CopyTele believes this designation to be inconsequential to the operation of the License Agreement.

Under the License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology.  We also continue to have the right to utilize Volga, with whom we have been working with for more than twelve years, and the Asian company, with whom we have been working with for more than six years, to produce and market, products utilizing the Licensed Technology.  Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele and Videocon.

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

Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International, entered into a GDR Purchase Agreement, as amended (the “Purchase Agreement”) with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), acquired by Global on the Luxembourg Stock Exchange for an aggregate purchase price of $16,200,000.  The price of the Videocon global depository receipts on the Luxembourg Stock Exchange is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.  See Note 4 “Fair Value Measurements” for additional information.

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

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.  We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. On this basis, we have recognized license fee revenue for the six-month periods ended April 30, 2010 and 2009 of $300,000 and approximately $563,000, respectively, and for the three-months period ended April 30, 2010 and 2009 of $300,000 and $250,000, respectively.

2.           STOCK BASED COMPENSATION

We maintain stock equity incentive plans under which we may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, performance and performance-based awards, or stock units to employees, non-employee directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).   We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $439,000 and $401,000, during the six-month periods ended April 30, 2010 and 2009, respectively, and of approximately $164,000 and $172,000, during the three-month periods ended April 30, 2010 and 2009, respectively.  Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.

Included in the stock-based compensation cost related to stock options granted to employees and directors, recorded during the six-month periods ended April 30, 2010 and 2009 was approximately $12,000 and $25,000, respectively, and during the three-month periods ended April 30, 2010 and 2009 was approximately $6,000 and $7,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of April 30, 2010, there was approximately $12,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors, which is expected to be amortized during the current fiscal year.

We also account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees”.  We recognized consulting expense for options granted to non-employee consultants, during the six-month periods ended April 30, 2010, and 2009, of approximately $6,000 and $7,000, respectively, and during the three-month periods ended April 30, 2010, and April 30, 2009, of approximately $6,000 and $3,000, respectively.  Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.  Included in the stock-based compensation cost related to stock options granted to consultants, recorded during the six-month periods ended April 30, 2010 and 2009 was approximately $-0- and $7,000, respectively, and during the three-month periods ended April 30, 2010 and 2009 was approximately $-0- and $3,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of April 30, 2010, there was no such unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants.

Fair Value Determination

In accordance with ASC 718, we estimate the fair value of stock options granted to employees, non-employee directors and consultants on the date of grant using the Black-Scholes pricing model.  We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors.  To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups.  Stock options we granted during the six months ended April 30, 2010 and 2009 consisted of awards of options with 10-year terms which vested immediately.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the six and three months ended April 30, 2010 and 2009.

	For the Six Months Ended April 30,		For the Three Months Ended April 30,
	2010	2009	2010	2009
Weighted average fair value at grant date	$0.27	$0.14	$0.19	$0.12
Valuation assumptions:
Expected life ( years)	1.9	2.1	1.9	2.0
Expected volatility	111%	99%	104%	103%
Risk-free interest rate	.76%	.83%	.87%	1.0%
Expected dividend yield	0	0	0	0

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

Stock Option Activity

During the six-month periods ended April 30, 2010 and 2009, we granted options to purchase         1,610,000 shares and 2,710,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $.51 and $0.28 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan").  During the six-month periods ended April 30, 2010 and 2009, stock options to purchase 1,665,000 shares and 2,700,000 shares, respectively, of common stock were exercised with aggregate proceeds of $854,000 and approximately $757,000, respectively.

Stock Option Plans

As of April 30, 2010, we have three stock option plans: the CopyTele, Inc. 1993 Stock Option Plan (the “1993 Plan”), the CopyTele, Inc. 2000 Share Incentive Plan (“2000 Share Plan”) and the 2003 Share Plan, which were adopted by our Board of Directors on April 28, 1993, May 8, 2000 and April 21, 2003, respectively.

Upon approval of the 2000 Share Plan by our shareholders in July 2000, the 1993 Plan was terminated with respect to the grant of future options. The exercise price with respect to all of the stock options granted under the 1993 Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date.  Information regarding the 1993 Plan for the six months ended April 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2009	686,000	$1.07
Expired	(636,000)	$1.03
Options Outstanding and Exercisable at April 30, 2010	50,000	$1.56	$-0-

As of April 30, 2010, weighted average remaining contractual term for options outstanding under the 1993 Plan was .18 years.

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

The 2000 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each option; however, the purchase price of shares issuable upon the exercise of incentive stock options will not be less than the fair market value of such shares at the date of grant and incentive stock options will not be exercisable for more than 10 years. The exercise price with respect to all of the stock options granted under the 2000 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2010, 21,508 shares were available for future grants under the 2000 Share Plan.

Information regarding the 2000 Share Plan for the six months ended April 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2009	1,572,466	$0.84
Exercised	(30,000)	$0.40
Options Outstanding and Exercisable at April 30, 2010	1,542,466	$0.85	$-0-

The following table summarizes information about stock options outstanding under the 2000 Share Plan as of April 30, 2010:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.40	215,000	1.39	$0.40
$0.69	505,466	0.67	$0.69
$0.94 - $1.09	822,000	0.42	$1.06

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants of the Company.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan initially was 15,000,000 shares.  On October 8, 2004, February 9, 2006, August 22, 2007 and December 3, 2008, the 2003 Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,000 shares, 55,000,000 shares, and 70,000,000 shares respectively.  Current and future non-employee directors are automatically granted nonqualified stock options to purchase 60,000 shares of common stock upon their initial election to the Board of Directors and at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.  The 2003 Share Plan was administered by the Stock Option Committee through June 2004 and since that date has been administered by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2010, 1,716,976 shares were available for future grants under the 2003 Share Plan.

Information regarding the 2003 Share Plan for the six months ended April 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2009	18,252,045	$0.80
Granted	1,610,000	$0.51
Exercised	(1,635,000)	$0.52
Expired	(55,000)	$0.75
Options Outstanding at April 30, 2010	18,172,045	$0.80	$88,400
Options Exercisable at April 30, 2010	18,112,045	$0.80	$88,400

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of April 30, 2010:

	Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25 - $0.65	5,220,970	4.79	$0.54	5,160,970	4.80	$0.54
$0.68 - $0.84	5,156,075	6.32	$0.79	5,156,075	6.32	$0.79
$0.86 - $1.46	7,795,000	6.67	$0.97	7,795,000	6.67	$0.97

Stock Grants

We account for stock grants to employees and consultants based on their grant date fair value, in accordance with ASC 718.  During the six-month periods ended April 30, 2010 and 2009, we issued 2,131,505 shares and 3,722,825 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2003 Share Plan.  We recorded compensation expense for the six-month periods ended April 30, 2010 and 2009, of approximately $995,000 and $1,172,000, respectively, and for the three-month periods ended April 30, 2010 and 2009, of approximately $618,000 and $578,000, respectively, for the shares of common stock issued to employees.  In addition, during the six-month periods ended April 30, 2010 and 2009, we issued 79,605 shares and 116,792 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan.  We recorded consulting expense for the six-month periods ended April 30, 2010 and 2009 of approximately $42,000 and $35,000, respectively, and for the three-month periods ended April 30, 2010 and 2009 of approximately $10,000 and $34,000, respectively, for the shares of common stock issued to consultants.

3.           CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business.  Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts.  Generally, no collateral is received from customers for our accounts receivable.  During the six months ended April 30, 2010 and 2009, one customer in the Display Technology Segment represented 83% and 88%, respectively, of total net revenue.  At April 30, 2010 and October 31, 2009, one customer in the Encryption Products and Services Segment represented 100% of net accounts receivable.

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

The carrying value of our financial assets approximates their individual fair value.  As of April 30, 2010 and October 31, 2009 our financial assets (all level 1 measurements) consist of the following:

	Fair Value as of
	April 30, 2010	October 31, 2009
Money market funds – Cash and cash equivalents	$228,782	$698,834
U.S. government securities – Cash and cash equivalents	599,978	699,909
U.S. government securities – Short-term investments	749,993	749,942
Videocon Industries Limited global depository receipts	7,898,062	7,105,264
Digital Info Security Co. Inc. common stock	159,471	198,030

Our non financial assets and liabilities that are measured on a non-recurring basis include our investment in Volga and property and equipment.  The estimated fair value of receivables other than the loan receivable, accounts payable and accrued liabilities approximates their individual carrying amounts due to the short term nature of these measurements.  It is impractical to determine the fair value of the loan receivable and loan payable to the related party given the nature of these loans.  These assets and liabilities were not presented in the preceding table.

5.           INVESTMENTS

Short-term Investments

At April 30, 2010 and October 31, 2009, we had marketable securities consisting of U.S. government securities in the amount of approximately $750,000 and $750,000, respectively, that were classified as “held–to-maturity securities” and were carried at amortized costs.  The length of time until maturity of held-to-maturity securities at April 30, 2010 and October 31, 2009, was less than twelve months and the estimated fair value approximated amortized cost; therefore, there were no significant unrecognized holding gains or losses.

Investment in Videocon

Our investment in Videocon is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss) in shareholders' equity.  The original cost basis was determined using the specific identification method.  The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.

ASC 320 and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the cost basis of the investment, a write-down accounted for as a realized loss should be recorded.  We assess at each reporting period our investment in Videocon to determine if a decline that is other than temporary has occurred.  In evaluating our investment in Videocon at October 31, 2009, although we noted that the fair value had increased to approximately $7,105,000 as of that date, we determined that based on both the duration and the continuing magnitude of the market price decline compared to the original cost basis of $16,200,000 and the uncertainty of its recovery, a write-down of the investment should be recorded as of October 31, 2009 and a new cost basis of $7,105,264 should be established.

  The fair value of our investment in Videocon as of April 30, 2010 and October 31, 2009, and unrealized gain during the six month period ended April 30, 2010, are as follows:

Investment in Videocon
Fair Value as of October 31, 2009	$7,105,264
Unrealized gain	792,798
Fair Value as of April 30, 2010	$7,898,062

Investment in Digital Security Co. Inc.

Our investment in Digital Security Co. Inc. (“DISC”) is classified as an “available-for-sale security” and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.  The original cost basis was determined using the specific identification method.  We assess at each reporting period our investment in DISC to determine if a decline that is other than temporary has occurred.  In evaluating our investment in DISC at October 31, 2009 we determined that, due to the decline in market value and the uncertainty of its recoverability, an other than temporary impairment of the investment of approximately $124,000 should be recorded as of October 31, 2009 and a new cost basis of $198,030 should be established.

The fair value of our investment in DISC as of April 30, 2010 and October 31, 2009, and the cost basis of common stock sold and unrealized loss, during the six month period ended April 30, 2010, are as follows:

Investment in DISC
Fair Value as of October 31, 2009	$198,030
DISC common stock sold	(21,773)
Unrealized loss	(16,786)
Fair Value as of April 30, 2010	$159,471

During the six months ended April 30, 2010, we received proceeds of approximately $29,000 on the sale of 1,036,800 shares of the 9,430,000 shares of DISC common stock we held at October 31, 2009, and recorded a net gain on such sales of approximately $7,000.  During the three months ended April 30, 2010, we received proceeds of approximately $2,000 on the sale of 101,800 shares of DISC common stock and recorded a loss on such sale of approximately $200.

Investment in Volga-Svet, Ltd

As we do not believe that we can exercise significant influence over Volga, our investment in Volga is recorded at cost of $127,500, based on the closing price of our common stock at the time of the acquisition.  As of April 30, 2010, we have not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

6.           INVENTORIES

Inventories consist of the following as of:

	April 30, 2010	October 31, 2009
Component parts	$35,306	$45,969
Finished products	57,922	86,719
	$93,228	$132,688

7.            NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the six-month  and three-month periods ended April 30, 2010 and 2009, were stock options to purchase 19,764,511 shares and 18,485,511 shares, respectively, and for the six-month and three-month periods ended April 30, 2010, warrants to purchase 500,000 shares.

8.           EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures.  This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We adopted the provisions on the guidance on transfers between Levels 1 and 2 effective with the preparation of our condensed consolidated financial statements for the six months ended April 30, 2010.  The guidance on Level 3 activity is effective for our fiscal year beginning November 1, 2011.  As this guidance is only disclosure related, it will not have an impact on our financial position or results of operations.

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

In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement guidance for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis.  This new guidance was effective beginning with our first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have any impact on our condensed consolidated financial statements.

9.           INCOME TAXES

We file Federal and New York State income tax returns.  Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1995.   We account for interest and penalties related to income tax matters in selling, general and administrative expenses. There are no unrecognized benefits as of April 30, 2010 and October 31, 2009.

10.           SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on management’s approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services.  The following represents selected financial information for our segments for the six-month and three-month periods ended April 30, 2010 and 2009:

Segment Data	Display Technology	Encryption Products and Services	Total

Six Months Ended April 30, 2010:
Net revenue	$300,000	$61,395	$361,395
Net loss	(1,235,677)	(1,542,391)	(2,778,068)

Six Months Ended April 30, 2009:
Net revenue	$615,332	21,540	$636,872
Net loss	(1,003,642)	(1,715,219)	(2,718,861)

Segment Data	Display Technology	Encryption Products and Services	Total

Three Months Ended April 30, 2010:
Net revenue	$300,000	$22,525	$322,525
Net loss	(444,749)	(827,155)	(1,271,904)

Three Months Ended April 30, 2009:
Net revenue	$250,000	12,750	$262,750
Net loss	(595,834)	(748,317)	(1,344,151)

11.           CONTINGENCES

We are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

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

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the terms of the License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and continues until August 2010, and an agreed upon royalty from Videocon based on display sales by Videocon, which royalty will decrease after specified sales levels and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Licensed Technology, as defined in the License Agreement.  In April 2008, the Indian Government approved the License Agreement.

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received an additional license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  As of October 31, 2009, we have received aggregate license fee payments of $2,600,000.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the payment deferrals in light of our joint decision to jointly develop improved versions of our display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements described below and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage. Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  As of April 30, 2010, we have received aggregate license fee payments from Videocon of $2.9 million.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon that would materially affect in which future periods revenues from Videocon are recognized and which would delay the payment of the license fee beyond the 27 month period ending in August 2010. We cannot presently estimate specific future payments dates for the remaining $8.1 million of license fee payments; however, we are in discussion with Videocon for an additional payment.

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

We are working with Videocon to implement our technology into production display modules.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce such display modules and also provide all tooling and fixtures required for the production process.  The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits.  Under the terms of the License Agreement, we are disclosing to Videocon the Licensed Technology, including any improvements, providing documentation and training of Videocon personnel, and cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  In connection with our performance requirements under the License Agreement, we are providing technical information to Videocon, so they can understand the design and fabrication processes involved in our display technology.  This includes providing the design and fabrication processes of the display components, such as the matrix which contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our displays.  Other components and fabrication processes include the design details of the electron emission system materials and specifications, the methods, materials and processes required to obtain a vacuum for our display operation and the methods and electronics involved to operate, test, and evaluate the performance of the display.  We and Videocon are improving the design and processes to optimize the displays performance and implement these improvements into display modules.  We are also using the assistance of Volga Svet Ltd., a Russian corporation (“Volga”) and an Asian company to implement these improvements.   Improvements to the technology are to be jointly owned by CopyTele and Videocon.

Under the License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology.  We also continue to have the right to utilize Volga, with whom we have been working with for more than twelve years, and the Asian company, with whom we have been working with for more than six years, to produce and market, products utilizing the Licensed Technology.  Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele and Videocon.

In connection with the License Agreement, Videocon and CopyTele each have the right to appoint one senior advisor to the other’s board of directors for the term of the license granted under the License Agreement.  Such appointments are limited to advise with respect to strategic planning and technology in the display field and do not grant such senior advisor any rights with respect to involvement in the overall management or operations of the Company.  While Videocon and CopyTele have made such appointments and the senior advisors from each of the companies are in communications with each other with respect to strategic planning and technology in the display field, the senior advisors have not had any interactions with the other’s board of directors and do not and have not attended any board of director meetings.  Such senior advisors do not presently intend to have any interactions with the other’s board of directors in the future.

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

The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ equity in the accompanying condensed consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.  See Note 1 to the Condensed Consolidated Financial Statements.  Our sale of the CopyTele Shares to Mars Overseas and our purchase of the Videocon GDRs had the combined effect, as of the date of closing, of increasing (a) our net assets by $11 million, as our $16 million investment in Videocon GDRs (at market value at the time of the investment was made) was offset by our $5 million loan payable to related party (Mars Overseas) and (b) our shareholders’ equity by approximately $11 million, as the $16 million of proceeds received from the sale of our common stock to Mars Oversea was offset by the $5 million receivable from a related party (Mars Overseas).  We carry our investment in the Videocon GDRs, at fair value, based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.   Based upon the duration and the continuing magnitude of the market price decline in Videocon’s equity shares, we recorded a write-down of this investment of approximately $9,095,000 which reduced the carrying value of the Videocon GDRs to approximately $7,105,000 as of October 31, 2009.  As of April 30, 2010, the fair value of the Videocon GDRs was approximately $7,898,000.  We can give no assurance that we will not record an additional impairment charge or what value, if any, that we will realize from the sale of the Videocon GDRs should we choose to sell the Videocon GDR when the seven year lock-up expires.  However, as we used the proceeds received from the sale of our shares to Mars Overseas to acquire the Videocon GDRs, such transaction did not have an effect on our liquidity or cash resources. In addition, the primary purpose of the transaction was to establish cross-equity ownership with the entities with whom we do business, which our management believes is an effective tool to foster collaboration and to allow our Company to benefit economically should the entities with whom we do business be successful in commercializing our products.

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

With the arrival of the rapidly expanding digital book and news media applications, in August 2009, we entered into an Engagement Agreement with ZQX Advisors, LLC (“ZQX”) to assist us in seeking business opportunities and licenses for our electrophoretic display technology (E-Paper®).  ZQX has an experienced business and legal team to assist us in this area.    Concurrently with entering into the Engagement Agreement, we acquired a 19.5% ownership interest in ZQX in exchange for 800,000 unregistered shares of our common stock and warrants to purchase an additional 500,000 unregistered shares of our common stock, of which warrants to purchase 250,000 shares are exercisable at $0.37 per share and warrants to purchase 250,000 shares are exercisable at $0.555 per share.  The warrants expire in August 2019.  We are continuing to work with ZQX and are jointly evaluating our E-Paper® patent position and establishing a plan to seek value for our E-Paper® technologies.

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

We continue to pursue opportunities to market our voice, fax and data encryption solutions in commercial and government markets. Our full array of hardware and software products provides security over landline and wireless telephone systems and networks.

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

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance during the pre-production period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.  We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized.  On this basis, we have recognized license fee revenue during the six-month periods ended April 30, 2010 and 2009, of $300,000        and approximately $563,000, respectively, and during the three-month periods ended April 30, 2010 and 2009, of $300,000 and $250,000, respectively.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment.  During the fourth quarter of fiscal year 2009, we determined that there was an other than temporary impairment in both our Videocon and DISC investments. See Note 5 to the Condensed Consolidated Financial Statements for further discussion, We will record an additional impairment charge if and when we believe any such investment has experienced an additional  decline that is other than temporary.

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

Stock Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $439,000 and $401,000 during the six-month periods ended April 30, 2010 and 2009, respectively and of approximately $164,000 and $172,000, during the three-month periods ended April 30, 2010 and 2009, respectively.

We account for stock options granted to consultants using the accounting guidance under ASC 505-50. We recognized consulting expense for stock options granted to non-employee consultants during the six-month periods ended April 30, 2010 and 2009, of approximately $6,000 and $7,000, respectively, and during the three-month periods ended April 30, 2010 and 2009, of approximately $6,000 and $3,000, respectively.

We account for stock grants to employees and consultants based on their grant date fair value, in accordance with ASC 718.  We recorded stock-based compensation expense for the six-month periods ended April 30, 2010 and 2009, of approximately $995,000 and $1,172,000, respectively, and for three-month periods ended April 30, 2010 and 2009, of approximately $618,000 and $578,000, respectively, for the shares of common stock issued to employees, principally in lieu of cash compensation.  In addition, we recorded consulting expense for the six-month periods ended April 30, 2010 and 2009 of approximately $42,000 and $35,000, respectively, and for the three-month periods ended April 30, 2010 and 2009 of approximately $10,000 and $34,000, respectively, for the shares of common stock issued to consultants.

Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.  If factors change and we employ different assumptions in the application of ASC 718 and   ASC 515-50 in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.  See Note 2 to the Condensed Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Six months ended April 30, 2010 compared with six months ended April 30, 2009

Net Revenue

Net revenue decreased by approximately $276,000 in the six months ended April 30, 2010, to approximately $361,000, as compared to approximately $637,000 in the comparable prior-year period.  Revenue during the current period from display technology license fees related to the License Agreement with Videocon decreased by approximately $263,000 to $300,000, as compared to approximately $563,000 in the comparable prior-year period.  See “- General” above in this Item 2.  Revenue from display technology engineering services decreased from $52,000 in the comparable prior-year period to none in the current year period.  The revenue from display technology engineering services resulted from engineering services billed to Volga.  Revenue from sales of encryption products increased by approximately $39,000 in the six months ended April 30, 2010, to approximately $61,000, as compared to approximately $22,000 in the comparable prior-year period.  Our encryption revenue has been limited and is sensitive to individual large transactions.

Cost of Encryption Products Sold

The cost of encryption products sold increased by approximately $35,000 in the six months ended April 30, 2010, to approximately $41,000, as compared to approximately $6,000 in the comparable prior-year period.  The cost of encryption products sold in the six months ended April 30, 2010 includes a provision for excess inventory of approximately $24,000.  The cost of encryption products shipped in the current period increased to approximately $17,000, as compared to approximately $6,000 in the comparable prior-year period, due to an increase in unit shipments of encryption products and shipments in the prior period including units which had been reserved for as excess inventory and therefore had a cost basis of zero.

Cost of Display Engineering Services

The cost of display engineering services decreased to none in the six months ended April 30, 2010, as compared to approximately $18,000 in the comparable prior year period, as there was no revenue from display engineering services in the current year period.

Research and Development Expenses

Research and development expenses decreased by approximately $338,000 in the six months ended April 30, 2010, to approximately $1,546,000, from approximately $1,884,000 in the comparable prior-year period.  The decrease in research and development expenses was principally due to a decrease in outside research and development costs of approximately $264,000, which primarily resulted from engineering services performed by Videocon in the prior period related to improved versions of our display, a decrease of approximately $72,000 in employee compensation and related costs, a decrease in travel expense of approximately $42,000, offset by an increase in outside consulting services of approximately $27,000 and costs reclassified as of engineering services of approximately $18,000 related to the display technology engineering services billed to Volga in the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $135,000 to approximately $1,625,000 in the six months ended April 30, 2010, from approximately $1,490,000 in the comparable prior-year period.  The increase in selling, general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $39,000, an increase in travel expense of approximately $38,000, an increase in legal and auditing fees of approximately $30,000 and an increase in Delaware franchise taxes and withholding taxes in India on increased dividends received from Videocon of approximately $18,000.

Dividend Income

Dividend income, which we received in connection with the Videocon GDRs we acquired in December 2007, increased by approximately $39,000 to approximately $68,000 in the six months ended April 30, 2010, compared to approximately $29,000 in the comparable prior-year period.  The increase in dividend income was due to an increase in the dividend rate paid by Videocon.

Interest Income

Interest income was approximately $5,000 in the six months ended April 30, 2010, compared to approximately $12,000 in the comparable prior-year period.  The decrease in interest income was primarily the result of a reduction in short term interest rates.

Three months ended April 30, 2010 compared with three months ended April 30, 2009

Net Revenue

Net revenue increased by approximately $60,000 in the three months ended April 30, 2010, to approximately $323,000, as compared to approximately $263,000 in the comparable prior-year period.  Revenue during the current period from display technology license fees related to the License Agreement with Videocon increased by $50,000 to $300,000, as compared to $250,000 in the comparable prior-year period.   See “- General” above in this Item 2.  Revenue from sales of encryption products increased by approximately $10,000 in the three months ended April 30, 2010, to approximately $23,000, as compared to approximately $13,000 in the comparable prior-year period.  Our encryption revenue has been limited and is sensitive to individual large transactions.

Cost of Encryption Products Sold

The cost of encryption products sold increased by approximately $15,000 in the three months ended April 30, 2010, to approximately $19,000, as compared to approximately $4,000 in the comparable prior-year period.  The cost of encryption products sold in the three months ended April 30, 2010 includes a provision for excess inventory of approximately $13,000.  The cost of encryption products shipped in the current period increased to approximately $6,000, as compared to approximately $4,000 in the comparable prior-year period, due to an increase in unit shipments of encryption products.

Research and Development Expenses

Research and development expenses decreased by approximately $213,000 in the three months ended April 30, 2010, to approximately $849,000 from approximately $1,062,000 in the comparable prior-year period.  The decrease in research and development expenses was principally due to a decrease in outside research and development costs of approximately $284,000, which primarily resulted from engineering services performed by Videocon in the prior period related to improved versions of our display, offset by an increase of approximately $36,000 in employee compensation and related costs,  an increase in patent-related expenses of approximately $18,000 and by an increase in outside consulting services of approximately $17,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $220,000 to approximately $795,000 in the three months ended April 30, 2010, from approximately $575,000 in the comparable prior-year period.  The increase in selling, general and administrative expenses was principally due to an increase in employee compensation and related costs of approximately $64,000, an increase in travel expense of approximately $33,000, an increase in legal and auditing fees of approximately $91,000 and an increase Delaware franchise taxes and withholding taxes in India on increased dividends received from Videocon of approximately $15,000.

Dividend Income

Dividend income, which we received in connection with the Videocon GDRs we acquired in December 2007, increased by approximately $39,000 to approximately $68,000 in the three months ended April 30, 2010, compared to approximately $29,000 in the comparable prior-year period.  The increase in dividend income was due to an increase in the dividend rate paid by Videocon.

Interest Income

Interest income was approximately $300 in the three months ended April 30, 2010, compared to approximately $5,000 in the comparable prior-year period.  The decrease is due to a reduction in prevailing interest rates.

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

During the six months ended April 30, 2010, our cash used in operating activities was approximately   $1,260,000. This resulted from payments to suppliers, employees and consultants of approximately $1,691,000, which was offset by cash of approximately $54,000 received from collections of accounts receivable related to sales of encryption products, $300,000 received from display technology licensing fee, approximately $68,000 of dividend income received and approximately $9,000 of interest income received.  Our cash provided by investing activities during the six months ended April 30, 2010 was approximately $29,000, which resulted from purchases of short-term U.S. government securities of approximately $750,000, offset by $750,000 received upon maturities of short-term investments consisting of U.S. government securities and approximately $29,000 received upon the sale of Digital Info Security Co. Inc. common stock.  Our cash provided by financing activities during the six months ended April 30, 2010 was $854,000, which resulted from cash received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in U.S. government securities at April 30, 2010 decreased to approximately $1,825,000 from approximately $2,201,000 at October 31, 2009.

Net accounts receivable increased by approximately $7,000 from approximately $1,000 at October 31, 2009, to approximately $8,000 at April 30, 2010, as a result of the timing of receipts.  Inventories decreased by approximately $40,000 from approximately $133,000 at October 31, 2009 to approximately $93,000 at April 30, 2010, as a result of the timing of shipments and production schedules and a provision for excess inventory of approximately $24,000 during the six months ended April 30, 2010.  Investment in Videocon is recorded at fair value and increased to approximately $7,898,000 at April 30, 2010 from approximately $7,105,000 at October 31, 2009, as a result of an increase in the price of Videocon’s GDRs which are listed on the Luxembourg Stock Exchange.  Investment in DISC is recorded at fair value and decreased to approximately $159,000 at April 30, 2010 from approximately $198,000 at October 31, 2009, as a result of a reduction in the price of DISC common shares, which are traded on the over the counter market (and quoted on the Pink Sheets), and our sale of 1,036,800 shares of the 9,430,000 shares of DISC common stock we held at October 31, 2009.  Accounts payable and accrued liabilities decreased by approximately $7,000 from approximately $396,000 at October 31, 2009 to approximately $389,000 at April 30, 2010, as a result the timing of payments.  Loan payable, which is due in December 2014, remained at $5,000,000 at April 30, 2010 and October 31, 2009.  Loan receivable, which is classified as a contra-equity in the accompanying condensed consolidated balance sheet and is due in December 2014, remained at $5,000,000 at April 30, 2010 and October 31, 2009.  The loan payable and loan receivable related to the transactions with Mars Overseas and Global are more fully discussed in “- General” above in this Item 2.  As a result of these changes, working capital at April 30, 2010 decreased to approximately $1,584,000 from approximately $2,000,000 at the end of fiscal year 2009.

Our working capital includes inventory of approximately $93,000 at April 30, 2010.  Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value.  To date, sales of our products have been limited.  Accordingly, we can give no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received an additional license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  As of October 31, 2009, we have received aggregate license fee payments of $2,600,000.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the payment deferrals in light of our joint decision to jointly develop improved versions of our display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements described below and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage. Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  As of April 30, 2010, we have received aggregate license fee payments from Videocon of $2.9 million.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon that would materially affect in which future periods revenues from Videocon are recognized and which would delay the payment of the license fee beyond the 27 month period ending in August 2010.  We cannot presently estimate specific future payments dates for the remaining $8.1 million of license fee payments; however, we are in discussion with Videocon for an additional payment.

We are working with Videocon to implement our technology into production display modules.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce such display modules and also provide all tooling and fixtures required for the production process.  The display modules consist of our low voltage phosphor displays, the attached associated driver circuits, and controller circuits.  Under the terms of the License Agreement, we are disclosing to Videocon the Licensed Technology, including any improvements, providing documentation and training of Videocon personnel, and cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  In connection with our performance requirements under the License Agreement, we are providing technical information to Videocon, so they can understand the design and fabrication processes involved in our display technology.  This includes providing the design and fabrication processes of the display components, such as the matrix which contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our displays.  Other components and fabrication processes include the design details of the electron emission system materials and specifications, the methods, materials and processes required to obtain a vacuum for our display operation and the methods and electronics involved to operate, test, and evaluate the performance of the display.  We and Videocon are improving the design and processes to optimize the displays performance and implement these improvements into display modules.  We are also using the assistance of Volga and the Asian company to implement these improvements.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

Total employee compensation expense for the six-month periods ended April 30, 2010 and 2009 was approximately $1,876,000 and $1,922,000, respectively, and for the three-month periods ended April 30, 2010 and 2009 was approximately $1,038,000 and $938,000, respectively.  During the six-month periods ended April 30, 2010 and 2009, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  During the six-month periods ended April 30, 2010 and 2009, we issued 2,131,505 shares and 3,722,825 shares, respectively, of common stock to certain employees for services rendered.  We recorded stock-based compensation expense for the six-month periods ended April 30, 2010 and 2009 of approximately $995,000 and $1,172,000, respectively, and for the three-month periods ended April 30, 2010 and 2009 of approximately $618,000 and $578,000, respectively, for shares of common stock issued to employees.  In addition, during the six-month periods ended April 30, 2010 and 2009, we granted to employees and directors stock options to purchase 1,600,000 shares and 2,710,000 shares, respectively.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $439,000 and $401,000, during the six-month periods ended April 30, 2010 and 2009, respectively, and of approximately $164,000 and $172,000, during the three-month periods ended April 30, 2010 and 2009, respectively.  It is management’s intention to continue to compensate employees and directors by issuing stock or stock options.

During the six-month periods ended April 30, 2010 and 2009, we issued 79,605 shares and 116,792 shares, respectively, of common stock to non-employee consultants for services rendered.  We recorded consulting expense for the six-month periods ended April 30, 2010 and 2009 of approximately $42,000 and $35,000, respectively, and for the three-month periods ended April 30, 2010 and 2009 of approximately $10,000 and $34,000, respectively, for shares of common stock issued to consultants.  In addition, during the six-month periods ended April 2010 and 2009, we granted to consultants options to purchase 10,000 shares and -0- shares, respectively.  We recorded consulting expense related to the stock options granted to the consultant of approximately $6,000 and $7,000 for the six-month periods ended April 30 2010 and 2009, respectively, and $6,000 and $3,000 for the three-month periods ended April 30, 2010 and 2009 respectively.  Consulting expense related to stock options in 2009 represented the amortization of compensation cost for stock options granted in prior periods but not yet vested.  It is also management’s intention to continue to compensate consultants, when possible, by issuing stock or stock options.

During the six-month periods ended April 30, 2010 and 2009, stock options to purchase 1,665,000 shares and 2,700,000 shares, respectively, of common stock were exercised with aggregate proceeds of $854,000 and approximately $757,000, respectively.

We believe that our existing cash, cash equivalents, and investments in U.S. government securities, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, and other potential sources of cash flows, but without regard to the timing or amount of license fees and royalties from Videocon, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months.   We have not currently identified any specific use for the license fee or royalty payments, if any, that we may receive from Videocon and any such payments will be available for general corporate purposes or such other uses as our management may determine.  Pending their use, any payments received from Videocon will be invested in short-term, interest-bearing securities.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options.  We currently have no arrangements with respect to additional financing.  We can give no assurances that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

We are seeking to improve our liquidity through increased sales or license of products and technology.  In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users.  In fiscal 2008, we entered into the License Agreement with Videocon. As of April 30, 2010, we received aggregate license fee payments of $2,900,000.  During the six months ended April 30, 2010, we have recognized revenue from sales of encryption products of approximately $61,000 and revenue from display technology license fee of $300,000.

The following table presents our expected cash requirements for contractual obligations outstanding as of April 30, 2010:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Consulting Agreement	$128,000	$-	$-	$-	$128,000

Noncancelable Operating Leases	$301,000	$178,000	-	-	$479,000

Secured Loan Obligation to Mars Overseas	-	-	5,000,000	-	$5,000,000

Total Contractual Cash Obligations	$429,000	$178,000	$5,000,000	$-	$5,607,000

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2010, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

At April 30, 2010, our investment in Videocon GDRs is recorded at fair value of approximately $7,898,000, including a write-down of approximately $9,095,000 during fiscal year 2009 as a result of an other than temporary impairment and an unrealized gain of approximately $793,000 as of April 30, 2010, and has exposure to price risk.  The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of April 30, 2010 amounts to approximately $790,000.

Our investment in DISC common stock at April 30, 2010 is recorded at fair value of approximately $159,000 including a write-down of approximately $124,000 during fiscal year 2009 as a result of an other than temporary impairment and an unrealized loss of approximately $17,000 as of April 30, 2010, and has exposure to price risk.  DISC’s common stock is not registered under the Securities Exchange Act of 1934, but is quoted on the Pink Sheets.  Accordingly, the fair value of DISC’s common stock is subject to price risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in price of this investment, as of April 30, 2010 amounts to approximately $16,000.

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

There was no change in our internal control over financial reporting during the quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 1A.  Risk Factors.

•	Future modifications of the timing of payments of our license agreement with Videocon could occur that might materially affect which future periods in which revenues are recognized.

Under the License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and continues until August 2010.   We agreed to defer the license fee payments due from Videocon that had been schedule to be paid in the second quarter of fiscal year 2009 and the first quarter of fiscal year 2010. As of April 30, 2010, we have received aggregate license fee payments from Videocon of $2.9 million.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon that would materially affect in which future periods revenues from Videocon are recognized and which would delay the payment of the license fee beyond the 27 month period ending in August 2010.  We cannot presently estimate specific future payments dates for the remaining $8.1 million of license fee payments; however, we are in discussion with Videocon for a payment during the quarter ended July 31, 2010 and for the balance to be evaluated by August 31, 2010.

Except as set forth above, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2009, as amended by Amendment No. 1 on Form 10-K/A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities.  None

Item 5. Other Information.  None

Item 6.  Exhibits.

10.21           Modification Letter, dated March 11, 2009, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008 (filed herewith).

10.22           Modification Letter, dated January 13, 2010, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008, (filed herewith).

31.1           Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 14, 2010.

31.2           Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 14, 2010.

32.1           Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 14, 2010.

32.2           Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board and
Chief Executive Officer
June 14, 2010	(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal
June 14, 2010	Financial and Accounting Officer)