Form 10-K/A
period 2009-10-31
COPYTELE INC
filed 2010-06-29
CIK 715446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [_]  No [x]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s Common Stock on the Over-the-Counter Bulletin Board on such date ($0.29 ): $33,998,452

On June 24, 2010, the registrant had outstanding 149,251,761 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
NONE

TABLE OF CONTENTS

		Page
Explanatory Note		3
PART I

Item 1.	Business	4
Item 1A.	Risk Factors	14

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	37
Item 13.	Certain Relationships and Related Transactions, and Director Independence	39

PART IV
Item 15.	Exhibits, Financial Statement Schedules	40

EXPLANATORY NOTE

CopyTele, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, which was originally filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2010 (the “Original Filing”) and which was amended by Amendment No. 1 on Form 10-K/A, which was filed with the SEC on March 10, 2010 (“Amendment No. 1”).  We are filing this Amendment No. 2 to respond to certain comments received from the staff of the SEC.  Except for changes to those specific sections incorporated herein, this Amendment No. 2 does not reflect events occurring after the Original Filing, as amended by Amendment No. 1 and does not modify or update the disclosure therein in any way.  Accordingly, this Amendment No. 2 should be read in conjunction with the other filings of the Company made with the SEC subsequent to the Original Filing, including any amendments to those filings.

Currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 2 as required by applicable SEC rules.

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

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the terms of the License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and continues until August 2010, and an agreed upon royalty from Videocon based on display sales by Videocon, which royalty will decrease after a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Licensed Technology, as defined in the License Agreement.  In April 2008, the Indian Government approved the License Agreement.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received an additional license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  As of October 31, 2009, we have received aggregate license fee payments of $2,600,000.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the payment deferrals in light of our joint decision to jointly develop improved versions of our display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements described below and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage. Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  As of April 30, 2010, we have received aggregate license fee payments from Videocon of $2.9 million.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon that would materially affect in which future periods revenues from Videocon are recognized and which would delay the payment of the license fee beyond the 27 month period ending in August 2010. While Videocon’s obligation with respect to the balance of the license fee remains in effect, we cannot presently estimate specific future payments dates for the remaining $8.1 million of license fee payments; however, we are in discussion with Videocon for an additional payment.

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

At the same time as we entered into the original License Agreement with Videocon, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”).  Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000, which was valued based on the actively traded market price of our common stock.  The purchase of the CopyTele Shares pursuant to the Subscription Agreement closed in November 2007.  Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement, as amended (the “Purchase Agreement”) with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), acquired by Global on the Luxembourg Stock Exchange for an aggregate purchase price of $16,200,000.  The price of the Videocon global depository receipts on the Luxembourg Stock Exchange is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.  For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.   The loans are for a term of seven years and do not bear interest.  See Note 1 to the Consolidated Financial Statements.

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

Our government and international markets are being supported by distributors of Thuraya satellite telephones and communication services.  The Thuraya satellite network provides blanket coverage to more than 110 countries in Europe, North, Central Africa and large parts of Southern Africa, the Middle East, Central and South Asia and has grown as a communications provider due to its geographic coverage, quality of service and cost effective usage.

We have developed a full lineup of specialized products for the Thuraya satellite network that we are continuing to promote, including our DCS-1400D (docker voice encryption device), USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products, which were specifically designed for the Thuraya satellite network.

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

Regulation

Our international sales of our encryption devices, technology and software solutions are subject to U.S. and foreign regulations such as the International Traffic in Arms Regulations (“ITAR”) and Export Administration Regulations and may require licenses (including export licenses) from U.S. government agencies or require the payment of certain tariffs.  In addition, in accordance with applicable regulations, we file the requisite semiannually reports on exports of these products with the applicable U.S. government agencies.  Our ability to export in the future is dependent upon our ability to obtain the export authorization from the appropriate U.S. government agency.  In addition, in accordance with Export Administration Regulations, without a valid export license, we are prohibited from exporting these products to any country that the U.S. State Department has identified as state sponsors of terrorism and are subject to U.S. economic sanctions and export controls, which includes Cuba, Iran, Sudan and Syria.  However, neither we nor any of our subsidiaries have ever exported, or currently anticipate exporting, any goods or services to any such countries either directly or to our knowledge, indirectly through any distributor or licensee, nor have we ever had, or anticipate in the future having, any direct or indirect arrangements or other contacts with the governments of those countries or entities controlled by those governments. Furthermore, before we make any domestic or international shipments of encryption equipment, software or technology, we confirm that the recipient is not on any denied person or similar list maintained by the U.S. Department of Commerce, Bureau of Industry and Security.

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

We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products.  We believe that our existing cash, cash equivalents, investments in U.S. government securities and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, but without regard to the timing or amount of license fees and royalties from Videocon, will be sufficient to enable us to continue our marketing, production, and research and development activities.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  It is also management’s intention to continue to compensate employees by issuing stock or stock options.  We currently have no arrangements with respect to additional financing.  We can give no assurances that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

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

Under the License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and continues until August 2010.   We agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and the first quarter of fiscal year 2010. As of April 30, 2010, we have received aggregate license fee payments from Videocon of $2.9 million.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon that would materially affect in which future periods revenues from Videocon are recognized and which would delay the payment of the license fee beyond the 27 month period ending in August 2010.  While Videocon’s obligation with respect to the balance of the license fee remains in effect, we cannot presently estimate specific future payments dates for the remaining $8.1 million of license fee payments; however, we are in discussion with Videocon for an additional payment.

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

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the terms of the License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and continues until August 2010, and an agreed upon royalty from Videocon based on display sales by Videocon, which royalty will decrease after a specified sales levels and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Licensed Technology, as defined in the License Agreement.  In April 2008, the Indian Government approved the License Agreement.

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received an additional license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  As of October 31, 2009, we have received aggregate license fee payments of $2,600,000.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the payment deferrals in light of our joint decision to jointly develop improved versions of our display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements described below and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage. Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  As of April 30, 2010, we have received aggregate license fee payments from Videocon of $2.9 million.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon that would materially affect in which future periods revenues from Videocon are recognized and which would delay the payment of the license fee beyond the 27 month period ending in August 2010. While Videocon’s obligation with respect to the balance of the license fee remains in effect, we cannot presently estimate specific future payments dates for the remaining $8.1 million of license fee payments; however, we are in discussion with Videocon for an additional payment.

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

Research and Development Expenses

Research and development expenses decreased by approximately $11,000 in fiscal year 2009, to approximately $4,116,000, from approximately $4,127,000 in fiscal year 2008.  The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $261,000, which primarily resulted from a decrease in the weighed average fair value at grant dates, a decrease in patent-related expenses of approximately $86,000, a decrease in consultant stock option expense of approximately $45,000, offset by an increase in outside research and development expense of approximately $266,000, which primarily resulted from engineering services performed by Videocon related to improved versions of our display technology, and an increase in employee compensation and related costs, other than stock option expense, of approximately $108,000.

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

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In addition, in June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received an additional license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  As of October 31, 2009, we have received aggregate license fee payments of $2,600,000.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the payment deferrals in light of our joint decision to jointly develop improved versions of our display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements described below and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage. Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  As of April 30, 2010, we have received aggregate license fee payments from Videocon of $2.9 million.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon that would materially affect in which future periods revenues from Videocon are recognized and which would delay the payment of the license fee beyond the 27 month period ending in August 2010. While Videocon’s obligation with respect to the balance of the license fee remains in effect, we cannot presently estimate specific future payments dates for the remaining $8.1 million of license fee payments; however, we are in discussion with Videocon for an additional payment.

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

Contractual Obligations

The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2009:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Consulting Agreement	$128,000	$-	$-	$-	$128,000

Noncancelable Operating Leases	296,000	330,000	-	-	626,000

Secured Loan Obligation to Mars Overseas	-	-	-	5,000,000	5,000,000

Total Contractual Cash Obligations	$424,000	$330,000	$-	$5,000,000	$5,754,000

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

(2)
Includes 9,100,000 shares, 745,000 shares, 720,000 shares and 10,565,000 shares which Denis A. Krusos, Henry P. Herms, George P. Larounis, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 1993 Stock Option Plan, 2000 Share Incentive Plan and the 2003 Share Incentive Plan (as each is defined in Note 7 to our Consolidated Financial Statements).

(3)
The Company has relied solely on information provided in Amendment No. 1 to the Schedule 13G which Mars Overseas Limited filed with the Securities and Exchange Commission on May 17, 2010.  As reported in the Schedule 13G/A, Mars Overseas is a joint venture controlled by six entities. The governing documents of Mars Overseas require majority voting of the six entities that are party to the joint venture with respect to the 20,000,000 CopyTele shares owned by Mars Overseas.  Four of these six entities are controlled by members of the Dhoot family, which include Messrs. Venugopal N. Dhoot, Rajkumar N. Dhoot and Pradipkumar N. Dhoot. The remaining two entities are publicly traded corporations outside of the United States, of which the above-mentioned members of the Dhoot family hold a significant percentage, although less than 50% of such publicly traded companies. Messrs. Venugopal N. Dhoot, Rajkumar N. Dhoot and Pradipkumar N. Dhoot all disclaim beneficial ownership in the shares held by Mars Overseas except to the extent of their pecuniary interest, and disclaim membership as a group.

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

Transactions with Related Persons

Except for those transactions between the Company and Videocon or Mars Overseas, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.  Videocon and Mars Overseas are related persons under Item 404 due to Mars Overseas’ beneficial ownership of more than five percent (5%) of our outstanding common stock.  Under the terms of the License Agreement with Videocon, Videocon was required to pay us a non-refundable technology transfer license fee of $11 million, of which $2 million was paid in May 2008, and the balance was schedule to be paid, as follows: $1.5 million in February 2009, $2.5 million in November 2009, and $5 million in August 2010.  However, as set forth above in “Item 1. Business”, we have agreed to defer a portion of these payments.  Videocon is also required to pay us a royalty of six percent of the Ex-Factory Price (defined in the License Agreement to be selling price of the products/goods less any costs incidental to the delivery of the goods to the customer) on the first $5,000,000 of display sales (at the Ex-Factory Price) by Videocon, and with respect to all display sales in excess of $5,000,000 (at the Ex-Factory Price), (i) three percent of Ex-Factory Price with respect to sales made on or prior to the seventh anniversary of the effective date of the License Agreement and (ii) one percent of the Ex-Factory Price with respect to sales made after the seventh anniversary of the effective date of the License Agreement; provided that the royalty may increase under other certain circumstances as a result of significant improvements in the Licensed Technology, as defined in the License Agreement.  Additional details of the transactions with Videocon and Mars Overseas can be found under “Item 1. Business,” subsection “Overview” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” subsection “General.”

Related Person Transaction Approval Policy

Our Board of Directors review and approve all transactions between us and a related person, to the extent required by applicable rules and regulations.  Generally, management would present to the Board of Directors for approval at the next regularly scheduled Board meeting any related person transactions proposed to be entered into by us.

Director Independence

Our Board of Directors oversees the activities of our management in the handling of the business and affairs of our company.  We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which require that our Board comprised of a majority of “independent” directors.  Notwithstanding, George P. Larounis currently meets the definition of “independent” as promulgated by the rules and regulations of The Nasdaq Stock Market.  Our directors, Denis Krusos and Henry Herms, are employees of the Company and as such do not qualify an “independent” directors under the rules adopted by The Nasdaq Stock Market and other stock exchanges.

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

Amendment No. 4 to the CopyTele, Inc. 2003 Share Incentive Plan (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)

Amendment No. 5 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)

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

10.10	Letter Agreement between CopyTele, Inc. and Volga Svet Ltd., dated as of February 1, 2002. (Incorporated by reference to Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2001.)

10.11	CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003).

10.12	Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)

10.13	Amendment No. 2 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006).

10.14	Amendment No. 3 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006).

10.15	Amendment No. 4 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)

10.16	Amendment No. 5 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)

10.17
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

10.20
Amended and Restated Technology License Agreement, dated May 16, 2008, between CopyTele, Inc. and Videocon Industries Limited (Filed herewith) (Confidential portions have been omitted and filed separately with the Commission) (This Exhibit supersedes and replaces the redacted version of the Amended and Restated Technology License Agreement filed as Exhibit 10.18 to Amendment No. 1 to our Form 10-K filed on March 10, 2010).

10.21
Modification Letter, dated March 11, 2009, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008 (Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.)

10.22
Modification Letter, dated January 13, 2010, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.)

10.23
Loan and Pledge Agreement, dated November 2, 2007, between Mars Overseas Limited and CopyTele International Ltd. (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

10.24
Loan and Pledge Agreement, dated November 2, 2007, between CopyTele International Ltd. and Mars Overseas Limited. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

21	Subsidiaries of CopyTele, Inc. (Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.)

23.1	Consent of KPMG LLP. (Incorporated by reference to Exhibit 23.1 to our Form 10-K for the fiscal year ended October 31, 2009.)

23.2	Consent of Grant Thornton LLP. (Incorporated by reference to Exhibit 23.2 to our Form 10-K for the fiscal year ended October 31, 2009.)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 29, 2010. (Filed herewith.)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 29, 2010. (Filed herewith.)

32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 29, 2010. (Filed herewith.)

31.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 29, 2010. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board and
June 29, 2010		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board,
Chief Executive Officer
June 29, 2010		and Director (Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance,
Chief Financial Officer and
June 29, 2010		Director (Principal Financial

	By:	/s/ George P. Larounis
George P. Larounis
June 29, 2010		Director