Form 10-Q/A
period 2010-04-30
COPYTELE INC
filed 2010-09-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                Yes ____              No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On September 9, 2010, the registrant had outstanding 151,816,538 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed by CopyTele, Inc. to correct the box checked on the cover page to indicate that the Company is a smaller reporting company.  The Company erroneously indicated it was a non-accelerated filer on the cover page of the Form 10-Q filed with the Securities and Exchange Commission on June 14, 2010.  There were no other changes to the Form 10-Q.

Item 6.  Exhibits.

31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, dated September 14, 2010.

31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002, dated September 14, 2010.

32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the
United States Code, dated September 14, 2010.

32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the
United States Code, dated September 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

By: /s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board and
Chief Executive Officer
September 14, 2010	(Principal Executive Officer)

By: /s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal
September 14, 2010	Financial and Accounting Officer)

2