Form 10-K
period 2010-10-31
COPYTELE INC
filed 2011-02-14
CIK 715446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number: 0-11254

COPYTELE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2622630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [__]	Accelerated filer [__]

Non-accelerated filer [__] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s Common Stock on the Over-the-Counter Bulletin Board on such date ($0.39 ): $49,654,087

On February 9, 2011, the registrant had outstanding 165,877,988 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.
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

Overview

As used herein, “we,” “us,” “our,” the “Company” or “CopyTele” means CopyTele, Inc. unless otherwise indicated.  Our principal operations include the development, production and marketing of thin flat display technologies, including low-voltage phosphor color displays and low-power passive E-Paper® displays, and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

We have developed an innovative new type of flat panel low-voltage phosphor, nanotube display technology, which is brighter, has higher contrast and consumes less power than our prior nanotube display technology.  This new proprietary display is a color phosphor based display having a unique lower voltage electron emission system to excite the color phosphors.  As with our prior nanotube display technology, the new technology emits light to display color images, such as movies from DVD players.  In addition, we are also developing another version of our new type low voltage and low power display having a different matrix configuration and phosphor excitation system.  These new type of nanotube displays are expected to be lower in cost than our prior displays.

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  In April 2008, the Indian Government approved the License Agreement.  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor, nanotube displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the terms of the License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and was originally scheduled to continue until August 2010 (which has been extended due to a portion of such license fee payments having been subsequently deferred as described in more detail below), and an agreed upon royalty from Videocon based on display sales by Videocon, which royalty will decrease after a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Licensed Technology, as defined in the License Agreement.

Videocon is the flagship company of the Videocon Group, one of India’s leading business houses.  Videocon Group is a fully integrated consumer electronics and home appliances enterprise with backward integration in plasma panel, CRT glass, color picture tubes and other key components for the consumer electronics, home appliances and components industries.  Videocon Group also operates in the oil & gas sector. The Videocon Group has sales and service networks throughout India and operates facilities in Europe and elsewhere in the world

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received a license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received a license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  In June 2010, we agreed to continue the deferral of the license fee payments from Videocon.  In August 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended July 31, 2010 pursuant to the modified payment terms.  In September 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the fourth quarter of fiscal year 2010 on the condition that during the first quarter of fiscal 2011, Videocon make an additional payment of $300,000 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  The $300,000 license fee payment from Videocon, which was due during the quarter ended January 31, 2011 pursuant to the modified payment terms, has been rescheduled for payment in the second quarter of fiscal 2011.

In January 2011, we agreed to continue the deferral of the license fee payments on the condition that Videocon make an additional payment of $300,000 during the second quarter of fiscal 2011 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the above payment deferrals in light of our joint decision to jointly develop improved versions of our nanotube display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage.  Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon, which payments were originally payable in installments over a 27 month period scheduled to end in August 2010, that would materially affect in which future periods revenues from Videocon are recognized.  While Videocon’s obligation with respect to the balance of the license fee remains in effect, we cannot presently estimate specific future payments dates for the remaining $7.8 million of license fee payments.  As of October 31, 2010, we have received aggregate license fee payments from Videocon of $3.2 million.

With the assistance of Videocon, we have entered into licensing discussions with a large LCD display producer to utilize their production facilities to produce our display technologies, including the Licensed Technology, for their own products and for Videocon products; however, we can give no assurances that we will be able to enter into an agreement with such producer on terms acceptable to us or at all.  We and Videocon are jointly cooperating to seek additional business opportunities for our display technology, including additional licensees to incorporate and produce our display technology.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce production display modules utilizing the Licensed Technology and also to provide all tooling and fixtures required for the production process.  The display modules consist of our low voltage phosphor nanotube displays, the attached associated driver circuits, and controller circuits.  Under the terms of the License Agreement, we are disclosing to Videocon the Licensed Technology, including any improvements, providing documentation and training of Videocon personnel, and cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  In connection with our performance requirements under the License Agreement, we are providing technical information to Videocon, so they can understand the design and fabrication processes involved in our display technology.  This includes providing the design and fabrication processes of the display components, such as the matrix which contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our displays.  Other components and fabrication processes include the design details of the electron emission system materials and specifications, the methods, materials and processes required to obtain a vacuum for our display operation and the methods and electronics involved to operate, test, and evaluate the performance of the display.  The display technology improvements are aimed at reducing the power, increasing the reliability, lowering fabrication cost and to also accommodate higher resolution (higher pixel density) and higher contrast.  We are using the assistance of Volga Svet Ltd., a Russian corporation (“Volga”), in which we have a 19.9% ownership interest, and an Asian company to implement these improvements.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

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

At the same time as we entered into the original License Agreement with Videocon, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”).  Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000, which was valued based on the actively traded market price of our common stock.  The purchase of the CopyTele Shares pursuant to the Share Subscription Agreement closed in November 2007.  Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement, as amended (the “Purchase Agreement”) with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), acquired by Global on the Luxembourg Stock Exchange for an aggregate purchase price of $16,200,000.  The price of the Videocon GDRs on the Luxembourg Stock Exchange is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.  For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.   The loans are for a term of seven years and do not bear interest.  See Note 1 to the Consolidated Financial Statements.

Our nanotube display technology includes a proprietary mixture of specially coated carbon nanotubes and nano materials in combination with our proprietary low voltage color phosphors.  The specially coated carbon nanotubes, which are supplied to us by a U.S. company, and nano materials, require a low voltage for electron emission and are extremely small – approximately 1 ten thousandth the width of a human hair.  Our display technology utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located extremely close from the pixels.  The matrix also has a high pixel field factor to obtain high contrast and low power consumption.  As a result, each pixel phosphor brightness is controlled using less than 40 volts.  The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology.  We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition.  We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

We are developing improvements to our nanotube display which provide further performance to achieve our objective of commercializing our display technology.  The nanotube display development improvements are aimed at reducing the display power, increasing the reliability and lowering fabrication cost, and also achieving higher pixel density and higher contrast. These improvements still emit electrons from a propriety mixture of specially coated carbon nanotubes and nano materials but the color pixels have a higher field factor which reduces the power requirement, increases contrast, increases pixel density and potentially increases yield.  Furthermore, the display still utilizes voltages of less than 40 volts.

We believe our nanotube displays could potentially have a cost similar to a CRT (cathode ray tube) and thus cost less than current LCD (liquid crystal display) or PDP (plasma) displays, partly because our display does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD.

In September 2009, we entered into a Technology License Agreement with Volga to produce and market our thin, flat, low voltage phosphor, nanotube displays in Russia.  We have been working with Volga for the past 13 years to assist us with our low voltage phosphor displays.  As part of our Technology License Agreement with Volga, Volga is required to purchase from us the matrix substrate, carbon nanotubes, and associated display electronics for any production of the licensed displays.  In addition, in September 2009, we entered into a separate agreement with Volga whereby we have obtained a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.

We are developing an advanced version of our E-Paper® electrophoretic technology utilizing a TFT substrate similar to our nanotube substrate, but instead of illuminating the color phosphors, specially coated charged particles are moved to create an image.  This version is expected to have superior contrast compared to current e-readers.  It is also bi-stable which requires no power after an image is written.  We have entered into licensing discussions with a large LCD display producer to utilize both our E-Paper® technology and their technical and production capability to produce and market an advanced product for the e-book market; however, we can give no assurances that we will be able to enter into an agreement with such producer on terms acceptable to us or at all.  Videocon has assisted us by introducing this display producer since LCD producers have the capability to produce e-book products.

We have also initiated an evaluation of our E-Paper® electrophoretic intellectual property with ZQX Advisors, LLC (“ZQX”) under our August 2009 Engagement Agreement.  This included a review of our patent claims in connection with patents relating to the current e-reader market.  We continue to maintain our 19.5% interest in ZQX as described in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In August 2009, we entered into a development agreement with a U.S. company to  provide engineering and implementation support for the development of our patented extremely low power passive monochrome or color display for use in portable devices including e-books.  This company has experience in the field involving portions of our display technology.  Our proprietary extremely low power display that we are developing, in conjunction with this U.S. company, incorporates a new micro-matrix substrate.  Our display is designed to have bi-stability capability, and uses low power when an image is being created.  Once an image is created, power consumption is negligible.  Our display is expected to have both monochrome and/or color capability, and operate over wide temperature and environmental conditions.  We have jointly updated our display designs to improve its speed of response and contrast.  We have performed design simulations to verify its performance.  We are jointly seeking business opportunities, with the assistance of Videocon, for this technology including licensees to produce our display technology.

We continue to pursue opportunities to market our voice, fax and data encryption solutions in commercial and government markets. We have designed and developed a breadth of products that provide flexible security performance, whether using any of the many satellite phones or docking units on the market, while having the ability of using the same or compatible device on cellular and landline telephones.

Our government and international markets are being supported by distributors of satellite telephones and communication services.  We have developed a full lineup of specialized products for the Thuraya satellite network that we are continuing to promote.  These specialized products include the USS-900T (satellite fax encryption device), USS-900TL (landline to satellite fax encryption device), USS-900WF (satellite and cellular fax encryption device), USS-900WFL (landline to satellite and cellular fax encryption device) and USS-900TC (satellite fax encryption to computer) products, which were specifically designed for the Thuraya satellite network.

We have created products and adapters that allow customers to easily set up and engage in secure communications over the Asia Pacific Satellite Industries’ (APSI) FDU-3500 docking unit for its SO-2510 phone. This allows for outdoor and indoor operation of the satellite phone on the Thuraya network.  Our PA-3500 and PA-3500T products allow compatibility between our DCS-1200, DCS-1400 and USS-900T encryption devices and the APSI FDU-3500 docking unit and SO-2510 phone.

We are marketing our new DCS-1400i voice encryption product for use on the new Iridium satellite phone as well as compliant USB cellular devices, offering greater compatibility with phones that are currently in the marketplace.  We believe customer interest in this solution will be keen because of the world-wide coverage offered by the Iridium network.

Our products are being used by commercial customers, government agencies, military, as well as domestic and international non-governmental organizations in the Middle East, Europe, Far East, South America and Africa.

New developments include software encryption solutions to secure the next generation of telephones that support the Android operating system.  The encryption programs are designed to be easily loaded by the customer on these very popular new telephones.

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

New Technologies Under Development

The following new technologies have not been incorporated into commercially marketable products and have not generated any product revenue:

Display Technology

We are continuing to pursue our efforts to develop new technologies for our color nanotube and E-Paper® displays.  With the assistance of Videocon, we have entered into licensing discussions with a large LCD display producer to utilize their production facilities to produce our display technologies, including the nanotube Licensed Technology, for their own products and for Videocon products; however, we can give no assurances that we will be able to enter into an agreement with such producer on terms acceptable to us or at all.

We are continuing to develop another version of our new type low voltage and low power nanotube display having a different matrix configuration and phosphor excitation system.  This new type of display is covered under the license provided to Videocon and is expected to be lower in cost to produce than our prior displays.  We are also producing color displays modules, with the assistance of Volga and the Asian company, which incorporate the new type of matrix and phosphor excitation system.

We are also continuing to develop an advanced version of our E-Paper® electrophoretic display and another version of a low-power passive display.

Encryption Technology

We are continually engaged in the development of additional capabilities for our current product lines as well as the development of new products to meet current and anticipated customer applications. We are further developing encryption products that offer compatibility with the new generation of Android phones now offered by all of the cellular service suppliers.

Other products under development include the following:

●
Advancing our compatibility with more Universal Serial Bus (USB) connected cellular and satellite phones and our DCS-1400i device.  The additional services will expand our wireless compatibility domestically and abroad.

●
We are currently beta testing our new software based Short Message Service (SMS) text message encryption solution called ProtecText™. The ProtecText™ application (App) is easy to install and use to encrypt and protect text messages for Android compatible products.

●	A software based voice encryption solution that is capable of running on new “smart phone” cellular/Voice Over Internet Protocol (VoIP) devices.

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

Customers

During fiscal year 2010, we recognized approximately $600,000 in net revenue in our Display Technology Segment from Videocon (constituting all of the revenue in such segment), representing approximately 82% of our total net revenue.  During fiscal year 2009, we recognized approximately $913,000 in net revenue from Videocon, representing approximately 95% of net revenue in our Display Technology Segment and approximately 87% of our total net revenue.  During fiscal year 2008, we recognized approximately $1,687,000 in net revenue in our Display Technology Segment from Videocon (constituting all of the revenue in such segment), representing approximately 82% of our total net revenue.

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

Patents

We have received patents from the United States and certain foreign patent offices, expiring at various dates between 2011 and 2027.  We have also filed or are planning to file patent applications for our video and E-Paper® displays, and encryption technologies.

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

Research and Development

Research and development expenses were approximately $3,007,000 and $4,116,000 for the fiscal years ended October 31, 2010 and 2009, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our Consolidated Financial Statements.

Employees and Consultants

We had 20 employees and 13 consultants as of October 31, 2010.  Eighteen of these individuals, including our Chairman of the Board and Chief Executive Officer, are engaged in research and development.  Their backgrounds include expertise in physics, chemistry, optics and electronics.  Five individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us.  None of our employees is represented by a labor organization or union.

Regulation

Our international sales of our encryption devices, technology and software solutions are subject to U.S. and foreign regulations such as the International Traffic in Arms Regulations (“ITAR”) and Export Administration Regulations and may require licenses (including export licenses) from U.S. government agencies or require the payment of certain tariffs.  In addition, in accordance with applicable regulations, we file the requisite semiannually reports on exports of these products with the applicable U.S. government agencies.  Our ability to export in the future is dependent upon our ability to obtain the export authorization from the appropriate U.S. government agency.  In addition, in accordance with Export Administration Regulations, without a valid export license, we are prohibited from exporting these products to any country that the U.S. State Department has identified as state sponsors of terrorism and are subject to U.S. economic sanctions and export controls, which include Cuba, Iran, Sudan and Syria.  However, neither we nor any of our subsidiaries have ever exported, or currently anticipate exporting, any goods or services to any such countries either directly or to our knowledge, indirectly through any distributor or licensee, nor have we ever had, or anticipate in the future having, any direct or indirect arrangements or other contacts with the governments of those countries or entities controlled by those governments. Furthermore, before we make any domestic or international shipments of encryption equipment, software or technology, we confirm that the recipient is not on any denied person or similar list maintained by the U.S. Department of Commerce, Bureau of Industry and Security.

Financial Information About Segments and Geographical Areas

See our Consolidated Financial Statements.

Item 1A.	Risk Factors.

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

●	We have experienced significant net losses and negative cash flows from operations and they may continue.

We have had net losses and negative cash flows from operations in each year since our inception, and we may continue to incur substantial losses and experience substantial negative cash flows from operations.  We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology.  We have had limited sales of products to support our operations from inception through October 31, 2010.  We have set forth below our net losses, research and development expenses and net cash used in operations for the three fiscal years ended October 31, 2010 and 2009:

	Fiscal Years Ended October 31,
	2010	2009
Net loss	$5,175,131	$16,489,015
Research and development expenses	3,007,459	4,116,200
Net cash used in operations	2,405,817	2,501,566

●	We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders.

We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products.  We believe that our existing cash, cash equivalents, investments in U.S. government securities and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, but without regard to the timing or amount of license fees and royalties from Videocon, will be sufficient to enable us to continue our marketing, production, and research and development activities.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell debt or additional equity securities or to obtain a line of credit.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  It is also management’s intention to continue to compensate employees by issuing stock or stock options.  We currently have no arrangements with respect to additional financing.  We can give no assurances that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

●	We may not generate sufficient revenue to support our operations in the future or to generate profits.

Our principal operations include the development, production and marketing of thin flat display technologies, including low-voltage phosphor displays and low-power passive displays, and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.  In May 2008, we began receiving license fees related to our display technology from Videocon pursuant to the License Agreement.  The License Agreement provides for payment of fees as well as the payment of certain royalties based on sales of products containing our display technology.  However, we have agreed to certain deferrals of the license fee payments as described above and we can give no assurances that we will receive any additional license or similar fees relating to our display technology or that we will receive any royalty payments from Videocon.  In addition, our arrangements with Videocon involve counterparty risk.  Our encryption products are only in their initial stages of commercial production.  Our investments in research and development are considerable.  Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including, but not limited to:

●	Our and Videocon’s ability to implement our technology for Videocon to produce and market products containing our displays.
●	Our ability to enter into license agreements with other third parties to utilize our technology in their products.
●	The capability of Volga, with whom we have been working for thirteen years, to produce color and monochrome displays and supply them to us.
●	Our ability to successfully market our line of encryption products.
●	Our production capabilities and those of our suppliers as required for the production of our encryption products.
●	Long-term performance of our products.
●	The capability of our dealers and distributors to adequately service our encryption products.
●	Our ability to maintain an acceptable pricing level to end-users for both our encryption and display products.
●	The ability of suppliers to meet our and Videocon’s requirements and schedule.
●	Our ability to successfully develop other new products under development, including our thin, flat, low-power passive display technology.
●	Rapidly changing consumer preferences.
●	The possible development of competitive products that could render our products obsolete or unmarketable.
●	Our future negotiations with Volga with respect to payments and other arrangements with Volga.
●	Our ability to successfully implement and commercialize our E-Paper® display technology.

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

●	The loss of Videocon as a customer could materially and adversely affect our results of operations and financial condition.

All of our net revenue in our Display Technology Segment and approximately 82% of our total net revenue during fiscal year 2010 and approximately 95% of our net revenue in our Display Technology Segment and approximately 87% of our total net revenue during fiscal year 2009 came from Videocon.  The loss of Videocon as a customer could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationship with Videocon or Videocon may delay performance under, or fail to comply with, the payment terms of the License Agreement, all of which could materially and adversely affect our results of operations or financial condition. Any reduction in the amount of revenue that we derive from Videocon, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results.

●	Future modifications of the timing of payments of our license agreement with Videocon could occur that might materially affect which future periods in which revenues are recognized.

Under the License Agreement, we were originally scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and was originally scheduled to end in August 2010.   We agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009, the first quarter of fiscal year 2010 and the fourth quarter of fiscal year 2010.  As of October 31, 2010, we have received aggregate license fee payments from Videocon of $3.2 million.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon that would materially affect in which future periods revenues from Videocon are recognized.  While Videocon’s obligation with respect to the balance of the license fee remains in effect, we cannot presently estimate specific future payments dates for the remaining $7.8 million of license fee payments; however, we are in discussion with Videocon for additional payments.

●	A substantial portion of our business is with Videocon, a company governed by the laws of India and accordingly, we are faced with the inherent risks of doing business in a foreign country.

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

●	Our arrangements with Videocon involve market risks.

At the same time as we entered into the License Agreement, we entered into the Share Subscription Agreement with Mars Overseas, to purchase the 20,000,000 CopyTele Shares, and our subsidiary, CopyTele International entered into the GDR Purchase Agreement to purchase the 1,495,845 Videocon GDRs.  The value of the Videocon GDRs owned by us depends upon, among other things, the value of Videocon’s securities in its home market of India, as well as exchange rates between the U.S. dollar and Indian rupee (the currency in which Videocon’s securities are traded in its home market).  The value of the Videocon GDRs declined substantially in fiscal year 2008 and while it has partially recovered in fiscal year 2009, we recorded an other than temporary impairment.  We can give no assurances that the value of the Videocon GDRs will not decline in the future and future write downs may occur.

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

●	Our arrangements with Volga involve liquidity and market risks.

At the same time as we entered into the Technology License Agreement with Volga in September 2009, we acquired a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.  The Volga shares are not publicly traded and there is no assurance that we will be able to sell the shares at an acceptable price, if at all.

●	We are dependent upon a few key employees and the loss of their services could adversely affect us.

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

●
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

●	The very competitive markets for our encryption products and flat panel display technology could have a harmful effect on our business and operating results.

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

●	Our common stock is subject to the SEC’s penny stock rules which may make our shares more difficult to sell.

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

●	We have not paid, nor do we anticipate paying, any cash dividends in the future.

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

We lease approximately 12,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease that expires November 30, 2011.  It is our intent to renew this lease upon expiration.  Our base rent is approximately $297,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs.  See Note 8 to our Consolidated Financial Statements.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “COPY”.  The high and low sales prices as reported by the OTCBB for each quarterly fiscal period during our fiscal years ended October 31, 2010 and 2009 have been as follows:

Fiscal Period	High	Low
1st quarter 2010 2nd quarter 2010 3rd quarter 2010 4th quarter 2010	$0.78 0.52 0.39 0.30	$0.35 0.28 0.19 0.15
1st quarter 2009 2nd quarter 2009 3rd quarter 2009 4th quarter 2009	$0.52 0.39 0.43 1.12	$0.23 0.19 0.27 0.31

Holders

As of February 9, 2011, the approximate number of record holders of our common stock was 1,248 and the closing price of our common stock was $0.21 per share.

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

On February 8, 2011, we sold 7,000,000 unregistered shares of our common stock in a private placement to 10 accredited investors, including Denis A. Krusos, the Company’s Chairman and Chief Executive Officer, Henry P. Herms, the Company’s Chief Financial Officer and a director, and Lewis H. Titterton and George P. Larounis, directors of the Company, at a price of $0.1786 per share, or proceeds of $1,250,000.  In conjunction with the sale of the common stock, we issued the investors warrants to purchase 7,000,000 unregistered shares of our common stock.  Each warrant grants the holder the right to purchase one share of our common stock (or 7,000,000 shares of common stock in the aggregate) at the purchase price of $0.1786 per share on or before February 8, 2016.  Certain of the investors are officers and/or directors of the Company and the warrants issued to such persons included a “cashless exercise” provision.

The issuances of the securities referred to above (i) were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on an exemption from registration under Section 3(b) or Section 4(2) of the Act, and Rule 506 promulgated thereunder, based on the fact that all of the investors are “accredited investors,” as such term is defined in Rule 501 of Regulation D and (ii) were not subject to any underwriting discounts or commissions.

Stockholder Return Performance Graph

Set forth below is a graph showing the five-year cumulative total return for: (i) our Common Stock; (ii) The Nasdaq Stock Market U.S. Index, a broad market index covering shares of common stock of domestic companies that are listed on Nasdaq; and (iii) The Nasdaq Electronic Components Stock Index, a group of companies that are engaged in the manufacture of electronic components and related accessories with a Standard Industrial Classification Code of 367 and listed on The Nasdaq Stock Market.

		Fiscal Year Ended October 31
		2005	2006	2007	2008	2009	2010

COPYTELE INC	Cum $	100.00	113.47	173.07	92.29	113.44	42.30

NASDAQ Stock Market (US Companies)	Cum $	100.00	112.05	133.26	82.54	77.31	95.73

NASDAQ Electronic Components Index	Cum $	100.00	111.98	142.34	77.59	97.93	111.96

The comparison of total return on investment for each fiscal year ended October 31 assumes that $100 was invested on November 1, 2005 in each of CopyTele, The Nasdaq Stock Market U.S. Index and The Nasdaq Electronic Components Index with investment weighted on the basis of market capitalization and all dividends reinvested.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with those statements, and the notes related thereto, which are included in this Annual Report on Form 10-K.

	As of and for the fiscal years ended October 31,
	2010	2009	2008	2007	2006
Net revenue	$730,675	$1,055,797	$2,063,123	$486,852	$508,651
Cost of encryption products sold	38,441	27,861	95,594	73,953	104,672
Provision for excess inventory	43,866	19,627	-	-	-
Cost of encryption services	-	-	-	86,407	51,774
Cost of display engineering services	-	18,200	-	-	-
Research and development expenses	3,007,459	4,116,200	4,127,393	3,403,943	4,614,300
Selling, general and administrative expenses	2,889,129	4,194,227	3,829,654	2,414,916	3,365,521
Impairment in value of available for sale securities	-	9,218,972	-	-	-
Dividend income	68,211	29,468	130,886	-	-
Interest income	4,878	20,807	37,028	34,149	26,715
Net loss	(5,175,131)	(16,489,015)	(5,821,604)	(5,458,218)	(7,600,901)
Net loss per share of common stock – basic and diluted	$(.03)	$(.12)	$(.05)	$(.05)	$(.08)
Total assets	10,046,076	9,848,446	7,497,869	1,870,159	1,863,629
Long term obligations	-	-	-	-	-
Shareholders’ equity	4,595,955	4,452,272	1,730,277	1,191,350	1,281,841
Cash dividends per share of common stock	-	-	-	-	-

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

Our principal operations include the development, production and marketing of thin flat display technologies, including low-voltage phosphor color displays and low-power passive E-Paper® displays, and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

We have developed an innovative new type of flat panel, low-voltage phosphor, nanotube display technology, which is brighter, has higher contrast and consumes less power than our prior nanotube display technology.  This new proprietary display is a color phosphor based display having a unique lower voltage electron emission system to excite the color phosphors.  As with our prior nanotube display technology, the new technology emits light to display color images, such as movies from DVD players.  In addition, we are also developing another version of our new type low voltage and low power display having a different matrix configuration and phosphor excitation system.  These new type of nanotube displays are expected to be lower in cost than our prior displays.

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  In April 2008, the Indian Government approved the License Agreement.  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor, nanotube displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the terms of the License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and was originally scheduled to continue until August 2010 (which has been extended due to a portion of such license fee payments having been subsequently deferred as described in more detail below), and an agreed upon royalty from Videocon based on display sales by Videocon, which royalty will decrease after a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Licensed Technology, as defined in the License Agreement.

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

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received a license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received a license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  In June 2010, we agreed to continue the deferral of the license fee payments from Videocon.  In August 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended July 31, 2010 pursuant to the modified payment terms.  In September 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the fourth quarter of fiscal year 2010 on the condition that during the first quarter of fiscal year 2011, Videocon make an additional payment of $300,000 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  The $300,000 license fee payment from Videocon, which was due during the quarter ended January 31, 2011 pursuant to the modified payment terms, has been rescheduled for payment in the second quarter of fiscal 2011.

In January 2011, we agreed to continue the deferral of the license fee payments on the condition that Videocon make an additional payment of $300,000 during the second quarter of fiscal year 2011 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the above payment deferrals in light of our joint decision to jointly develop improved versions of our nanotube display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage.  Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon, which payments were originally payable in installments over a 27 month period scheduled to end in August 2010, that would materially affect in which future periods revenues from Videocon are recognized.  While Videocon’s obligation with respect to the balance of the license fee remains in effect, we cannot presently estimate specific future payments dates for the remaining $7.8 million of license fee payments.  As of October 31, 2010, we have received aggregate license fee payments from Videocon of $3.2 million.

With the assistance of Videocon, we have entered into licensing discussions with a large LCD display producer to utilize their production facilities to produce our display technologies, including the Licensed Technology, for their own products and for Videocon products; however, we can give no assurances that we will be able to enter into an agreement with such producer on terms acceptable to us or at all.  We and Videocon are jointly cooperating to seek additional business opportunities for our display technology, including additional licensees to incorporate and produce our display technology.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce production display modules utilizing the Licensed Technology and also to provide all tooling and fixtures required for the production process.  The display modules consist of our low voltage phosphor nanotube displays, the attached associated driver circuits, and controller circuits.  Under the terms of the License Agreement, we are disclosing to Videocon the Licensed Technology, including any improvements, providing documentation and training of Videocon personnel, and cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  In connection with our performance requirements under the License Agreement, we are providing technical information to Videocon, so they can understand the design and fabrication processes involved in our display technology.  This includes providing the design and fabrication processes of the display components, such as the matrix which contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our displays.  Other components and fabrication processes include the design details of the electron emission system materials and specifications, the methods, materials and processes required to obtain a vacuum for our display operation and the methods and electronics involved to operate, test, and evaluate the performance of the display.  The display technology improvements are aimed at reducing the power, increasing the reliability, lowering fabrication cost and to also accommodate higher resolution (higher pixel density) and higher contrast.  We are using the assistance of Volga Svet Ltd., a Russian corporation (“Volga”), in which we have a 19.9% ownership interest, and an Asian company to implement these improvements.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

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

At the same time as we entered into the original License Agreement with Videocon, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”).  Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000, which was valued based on the actively traded market price of our common stock.  The purchase of the CopyTele Shares pursuant to the Share Subscription Agreement closed in November 2007.  Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement, as amended (the “Purchase Agreement”) with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), acquired by Global on the Luxembourg Stock Exchange for an aggregate purchase price of $16,200,000.  The price of the Videocon GDRs on the Luxembourg Stock Exchange is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.  For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.   The loans are for a term of seven years and do not bear interest.  See Note 1 to the Consolidated Financial Statements.

The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ equity in the accompanying consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.  See Note 1 to the Consolidated Financial Statements.  Our sale of the CopyTele Shares to Mars Overseas and our purchase of the Videocon GDRs had the combined effect, as of the date of closing, of increasing (a) our net assets by $11,200,000, as our $16,200,000 investment in Videocon GDRs (at market value at the time of the investment was made) was offset by our $5,000,000 loan payable to related party (Mars Overseas) and (b) our shareholders’ equity by $11,200,000, as the $16,200,000 of proceeds received from the sale of our common stock to Mars Overseas was offset by the $5,000,000 receivable from a related party (Mars Overseas).   We carry our investment in the Videocon GDRs, at fair value, based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.   Based upon the duration and the continuing magnitude of the market price decline in Videocon’s equity shares, we recorded a write-down of this investment of approximately $9,095,000 which reduced the carrying value of the Videocon GDRs to approximately $7,105,000 as of October 31, 2009.  As of October 31, 2010, the fair value of the Videocon GDRs was approximately $8,525,000. We can give no assurance that we will not record an additional impairment charge or what value, if any that we will realize from the sale of the Videocon GDRs should we choose to sell the Videocon GDR when the seven year lock-up expires.  However, as we used the proceeds received from the sale of our shares to Mars Overseas to acquire the Videocon GDRs, such transaction did not have an effect on our liquidity or cash resources. In addition, the primary purpose of the transaction was to establish cross-equity ownership with the entities with whom we do business, which our management believes is an effective tool to foster collaboration and to allow our Company to benefit economically should the entities with whom we do business be successful in commercializing our products.

Our nanotube display technology includes a proprietary mixture of specially coated carbon nanotubes and nano materials in combination with our proprietary low voltage color phosphors.  The specially coated carbon nanotubes, which are supplied to us by a U.S. company, and nano materials, require a low voltage for electron emission and are extremely small – approximately 1 ten thousandth the width of a human hair.  Our display technology utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located extremely close from the pixels.  The matrix also has a high pixel field factor to obtain high contrast and low power consumption. As a result, each pixel phosphor brightness is controlled using less than 40 volts.  The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology.  We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition.  We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

We are developing improvements to our nanotube display which provide further performance to achieve our objective of commercializing our display technology.  The nanotube display development improvements are aimed at reducing the display power, increasing the reliability and lowering fabrication cost, and also achieving higher pixel density and higher contrast. These improvements still emit electrons from a propriety mixture of specially coated carbon nanotubes and nano materials but the color pixels have a higher field factor which reduces the power requirement, increases contrast, increases pixel density and potentially increases yield.  Furthermore, the display still utilizes voltages of less than 40 volts.

We believe our nanotube displays could potentially have a cost similar to a CRT (cathode ray tube) and thus cost less than current LCD (liquid crystal display) or PDP (plasma) displays, partly because our display does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD.

In September 2009, we entered into a Technology License Agreement with Volga to produce and market our thin, flat, low voltage phosphor, nanotube displays in Russia.  We have been working with Volga for the past 13 years to assist us with our low voltage phosphor displays.  As part of our Technology License Agreement with Volga, Volga is required to purchase from us the matrix substrate, carbon nanotubes, and associated display electronics for any production of the licensed displays.  In addition, in September 2009, we entered into a separate agreement with Volga whereby we have obtained a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.

We are developing an advanced version of our E-Paper® electrophoretic technology utilizing a TFT substrate similar to our nanotube substrate, but instead of illuminating the color phosphors, specially coated charged particles are moved to create an image.  This version is expected to have superior contrast compared to current e-readers.  It is also bi-stable which requires no power after an image is written.  We have entered into licensing discussions with a large LCD display producer to utilize both our E-Paper® technology and their technical and production capability to produce and market an advanced product for the e-book market; however, we can give no assurance that we will be able to enter into an agreement with such producer on terms acceptable to us or at all.  Videocon has assisted us by introducing this display producer since LCD producers have the capability to produce e-book products.

We have also initiated an evaluation of our E-Paper® electrophoretic intellectual property with ZQX Advisors, LLC (“ZQX”) under our August 2009 Engagement Agreement.  This included a review of our patent claims in connection with patents relating to the current e-reader market.  We continue to maintain our 19.5% interest in ZQX.

In August 2009, we entered into a development agreement with a U.S. company to  provide engineering and implementation support for the development of our patented extremely low power passive monochrome or color display for use in portable devices including e-books.  This company has experience in the field involving portions of our display technology.  Our proprietary extremely low power display that we are developing, in conjunction with this U.S. company, incorporates a new micro-matrix substrate.  Our display is designed to have bi-stability capability, and uses low power when an image is being created.  Once an image is created, power consumption is negligible.  Our display is expected to have both monochrome and or color capability, and operate over wide temperature and environmental conditions.  We have jointly updated our display designs to improve its speed of response and contrast.  We have performed design simulations to verify its performance.  We are jointly seeking business opportunities, with the assistance of Videocon, for this technology including licensees to produce our display technology.

We continue to pursue opportunities to market our voice, fax and data encryption solutions in commercial and government markets. We have designed and developed a breadth of products that provide flexible security performance, whether using any of the many satellite phones or docking units on the market, while having the ability of using the same or compatible device on cellular and landline telephones.

We are marketing our new DCS-1400i voice encryption product for use on the new Iridium satellite phone as well as compliant USB cellular devices, offering greater compatibility with phones that are currently in the marketplace.  New developments include software encryption solutions to secure the next generation of telephones that support the Android operating system.  The encryption programs are designed to be easily loaded by the customer on these very popular new telephones.

Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow.  Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations.  Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options.  Since 1999 we have also generated cash limited flows from sales of our encryption products and services.  We are continuing to direct our encryption marketing efforts to opportunities in both the commercial and government security markets and have recently uncovered new opportunities to market products to Middle Eastern and Far Eastern governments to secure voice and fax communications.

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

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We expect to recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.  As a result of ongoing improvements to our display technology, we have extended the estimated period that we expect to provide cooperation and assistance. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized.  On this basis, we have recognized license fee revenue during the years ended October 31, 2010 and 2009 of $600,000 and approximately $913,000, respectively.

Investment Securities

We classify our investment securities as available-for-sale.  Available-for-sale securities are recorded at fair value.  Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend and interest income are recognized when earned.

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

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance included in ASC 718 “Stock Compensation” (“ASC 718”).  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $743,000 and $2,418,000 during fiscal years ended October 31, 2010 and 2009, respectively, in accordance with ASC 718.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees”.   See Note 2 to the Consolidated Financial Statements for additional information.

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

Results of Operations

Fiscal Year Ended October 31, 2010 Compared to Fiscal Year Ended October 31, 2009

Net Revenue

Net revenue decreased by approximately $325,000 in fiscal year 2010, to approximately $731,000, as compared to approximately $1,056,000 in fiscal year 2009.  Revenue from display technology license fees related to the License Agreement with Videocon decreased by approximately $313,000 in fiscal year 2010 to $600,000, as compared to approximately $913,000 in fiscal year 2009.  See “- General” above in this Item 7.  Revenue from display engineering services decreased from $52,000 in fiscal year 2009 to none in fiscal year 2010.  The revenue from display engineering services resulted from engineering services billed to Volga for a specific engineering effort.  No such engineering services were performed in fiscal year 2010.  Revenue from sales of encryption products increased by approximately $41,000 in fiscal year 2010, to approximately $131,000, as compared to approximately $90,000 in fiscal year 2009.  The increase in revenue from sales of encryption products was due to an increase in unit shipments.  Our encryption revenue has been limited and is sensitive to individual large transactions.

Cost of Encryption Products Sold

The cost of encryption products sold increased by approximately $35,000 in fiscal year 2010, to approximately $82,000, as compared to approximately $47,000 in fiscal year 2009.  The cost of encryption products sold includes provisions for excess inventory in fiscal years 2010 and 2009 of approximately $44,000 and approximately $20,000, respectively.  The cost of encryption products shipped in fiscal year 2010 increased to approximately $38,000, as compared to approximately $27,000 in fiscal year 2009, due to an increase in unit shipments of encryption products.

Cost of Display Engineering  Services

In fiscal year 2010 there were no costs for display engineering services as there was no revenue from such services during the year, as compared to approximately $18,000 of costs for display engineering services in the prior year period.

Research and Development Expenses

Research and development expenses decreased by approximately $1,109,000 in fiscal year 2010, to approximately $3,007,000, from approximately $4,116,000 in fiscal year 2009.  The decrease in research and development expenses was principally due to a decrease in employee stock option compensation expense of approximately $882,000, a decrease in outside research and development expense of approximately $336,000, which primarily resulted from engineering services performed by Videocon related to improved versions of our display technology of $250,000 in fiscal year 2009, a decrease in travel expense of approximately $41,000, offset by an increase in patent related expenses of approximately $83,000, and an increase in consulting expense of approximately $47,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $1,305,000 to approximately $2,889,000 in fiscal year 2010, from approximately $4,194,000 in fiscal year 2009.  The decrease in selling, general and administrative expenses was principally due to a decrease in employee stock option compensation expense of approximately $793,000, a decrease in the provision for doubtful accounts of $103,000, a decrease in consulting services of approximately $390,000, which was primarily related to consulting expenses in connection with ZQX in fiscal year 2009, a decrease in employee compensation and related costs, other than stock option expense, of approximately $78,000, a decrease in expense related to the sale of our DISC common stock, which sale resulted in a gain of approximately $5,000 in fiscal year 2010 compared to a loss of approximately $34,000 in fiscal year 2009, offset by an increase in legal and accounting fees of approximately $33,000 and an increase in travel expense of approximately $33,000.

Dividend Income

Dividend income, which was received in connection with the Videocon GDRs we acquired in December 2007, increased by approximately $39,000 to approximately $68,000 in fiscal year 2010, compared to approximately $29,000 in fiscal year 2009.  The increase in dividend income was due to an increase by Videocon of dividends paid.

Interest Income

Interest income was approximately $5,000 in fiscal year 2010, compared to approximately $21,000 in fiscal year 2009.  The decrease in interest income was primarily the result of a reduction in short term interest rates and a decrease in funds available for investment.

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

During fiscal year 2010, our cash used in operating activities was approximately $2,406,000.  This resulted from payments to suppliers, employees and consultants of approximately $3,210,000, which was offset by cash of approximately $127,000 received from collections of accounts receivable related to sales of products and services, cash received from display technology licensing fees of $600,000, approximately $68,000 of dividend income received and approximately $9,000 of interest income received.  Our cash provided by investing activities during fiscal year 2010 was approximately $800,000, which resulted from purchases of short-term investments consisting of certificates of deposit and U.S. government securities of approximately $750,000 and purchases of approximately $2,000 of equipment, offset by $1,500,000 received upon maturities of short-term investments consisting of U.S. government securities and approximately $52,000 received upon the sale of DISC common stock.  Our cash provided by financing activities during fiscal year 2010 was $1,249,000, which resulted from cash received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in U.S. government securities at October 31, 2010 decreased to approximately $1,094,000 from approximately $2,201,000 at the end of fiscal year 2009.

Inventories decreased by approximately $81,000, from approximately $133,000 at October 31, 2009 to approximately $52,000 at October 31, 2010, as a result of the timing of shipments and production schedules and a provision for excess inventory of approximately $44,000 recorded during fiscal year 2010.  Investment in Videocon is recorded at fair value and increased by approximately $1,420,000, to approximately $8,525,000 at October 31, 2010 from approximately $7,105,000 at the end of fiscal year 2009, as a result of an increase in the underlying price of Videocon’s equity shares which are listed on the Luxembourg Stock Exchange.  Investment in DISC is recorded at fair value and decreased by approximately $54,000, to approximately $144,000 at October 31, 2010 from approximately $198,000 at the end of fiscal year 2009, as a result of a reduction in the price of DISC common shares, which are traded on the over the counter market (and quoted on the Pink Sheets), and our sale of 2,230,557 shares of the 9,430,000 shares of DISC common stock we held at October 31, 2009.  There was no change in the Investment in Volga at October 31, 2010 from $127,500 at October 31, 2009.   Accounts payable and accrued liabilities increased by approximately $54,000 from approximately $396,000 at the end of fiscal year 2009 to approximately $450,000 at October 31, 2010, as a result the timing of payments. Loan payable, which is due in December 2014, remained at $5,000,000 at October 31, 2010 and 2009.  Loan receivable, which is classified as a contra-equity in the accompanying consolidated balance sheet and is due in December 2014, remained at $5,000,000 at October 31, 2010 and 2009.  As a result of these changes, working capital at October 31, 2010 decreased to approximately $785,000 from approximately $2,000,000 at October 31, 2009.

Our working capital includes inventory of approximately $52,000 and $133,000 at October 31, 2010 and 2009, respectively.  Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value.  To date, sales of our products have been limited.  Accordingly, we can give no assurances that we will not be required to reduce the selling price of our inventory below our current carrying value.

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received a license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received a license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  In June 2010, we agreed to continue the deferral of the license fee payments from Videocon.  In August 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended July 31, 2010 pursuant to the modified payment terms.  In September 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the fourth quarter of fiscal year 2010 on the condition that during the first quarter of fiscal year 2011, Videocon make an additional payment of $300,000 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  The $300,000 license fee payment from Videocon, which was due during the quarter ended January 31, 2011 pursuant to the modified payment terms, has been rescheduled for payment in the second quarter of fiscal 2011.

In January 2011, we agreed to continue the deferral of the license fee payments on the condition that Videocon make an additional payment of $300,000 during the second quarter of fiscal year 2011 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the above payment deferrals in light of our joint decision to jointly develop improved versions of our nanotube display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage.  Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon, which payments were originally payable in installments over a 27 month period scheduled to end in August 2010, that would materially affect in which future periods revenues from Videocon are recognized.  While Videocon’s obligation with respect to the balance of the license fee remains in effect, we cannot presently estimate specific future payments dates for the remaining $7.8 million of license fee payments.  As of October 31, 2010, we have received aggregate license fee payments from Videocon of $3.2 million.

With the assistance of Videocon, we have entered into licensing discussions with a large LCD display producer to utilize their production facilities to produce our display technologies, including the Licensed Technology, for their own products and for Videocon products; however, we can give no assurances that we will be able to enter into an agreement with such producer on terms acceptable to us or at all.  We and Videocon are jointly cooperating to seek additional business opportunities for our display technology, including additional licensees to incorporate and produce our display technology.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce production display modules utilizing the Licensed Technology and also to provide all tooling and fixtures required for the production process.  The display modules consist of our low voltage phosphor nanotube displays, the attached associated driver circuits, and controller circuits.  Under the terms of the License Agreement, we are disclosing to Videocon the Licensed Technology, including any improvements, providing documentation and training of Videocon personnel, and cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  In connection with our performance requirements under the License Agreement, we are providing technical information to Videocon, so they can understand the design and fabrication processes involved in our display technology.  This includes providing the design and fabrication processes of the display components, such as the matrix which contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our displays.  Other components and fabrication processes include the design details of the electron emission system materials and specifications, the methods, materials and processes required to obtain a vacuum for our display operation and the methods and electronics involved to operate, test, and evaluate the performance of the display.  The display technology improvements are aimed at reducing the power, increasing the reliability, lowering fabrication cost and to also accommodate higher resolution (higher pixel density) and higher contrast.  We are using the assistance of Volga Svet Ltd., a Russian corporation (“Volga”), in which we have a 19.9% ownership interest, and an Asian company to implement these improvements.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

Total employee compensation expense during fiscal years 2010 and 2009 was approximately $3,469,000 and $5,219,000, respectively.  During fiscal years 2010 and 2009, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  We recorded compensation expense for fiscal years ended October 31, 2010 and 2009 of approximately $1,832,000 and $2,099,000, respectively, for shares of common stock issued to employees.  We recorded approximately $743,000 and $2,418,000 of stock-based compensation expense, related to stock options granted to employees and directors, during fiscal years ended October 31, 2010 and 2009, respectively.  It is management’s intention to continue to compensate employees by issuing stock or stock options.

In addition, during fiscal years 2010 and 2009, we issued shares of common stock to consultants for services rendered.  We recorded consulting expense for fiscal years ended October 31, 2010 and 2009 of approximately $76,000 and $48,000, respectively, for shares of common stock issued to consultants.  In addition, during fiscal years 2010 and 2009, we recorded approximately $6,000 and $13,000, respectively, of consulting expense for stock options granted to consultants.  It is management’s intention to also continue to compensate consultants by issuing stock or stock options to the extent that our consultants do not require cash payments.

           During fiscal year 2009, in exchange for a 19.5% ownership interest in ZQX we issued 800,000 unregistered shares of common stock together with warrants to purchase an additional 500,000 unregistered shares of common stock to ZQX, of which (a) warrants to purchase 250,000 shares of common stock are exercisable at $0.37 per share, and (b) warrants to purchase the remaining 250,000 shares are exercisable at $0.555 per share.  The warrants are exercisable at any time after August 19, 2010 and expire on August 19, 2019.  In addition, we issued 150,000 unregistered shares of common stock during fiscal year 2009 to Volga in exchange for a 19.9% ownership interest in Volga.  During fiscal year 2008, we issued 20,000,000 unregistered shares of our common stock to Mars Overseas an affiliate of Videocon for an aggregate purchase price of $16,200,000 and we purchased 1,495,845 Videocon GDRs for an aggregate purchase price of $16,200,000.  In April 2010, we received a dividend of approximately $68,000 on the Videocon GDRs we hold.  While the Videocon GDRs are held as security for the loan payable to Mars Overseas, the agreement governing such loan provides that any dividends, distributions, rights or other proceeds or benefits with respect to the Videocon GDRs shall be promptly transferred to us free and clear of any encumbrances under the agreements.  See “- General” above in this Item 7 for additional information on the transactions in which we acquired the Videocon GDRs.

           In February 2011, we received proceeds of $1,250,000 pursuant to the sale of 7,000,000 unregistered shares of our common stock and warrants to purchase 7,000,000 shares of our unregistered common stock in a private placement.  See “Recent Sales of Unregistered Securities” above in Item 5 for additional information on the sale of the securities.

           Additionally, in February 2011, we sold an additional 3,300,000 shares of DISC common stock that were being held for investment for approximately $100,000.  We currently hold 2,995,000 shares of DISC common stock for investment.

We believe that our existing cash and cash equivalents, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fee and royalties from Videocon or others, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.   If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options.  We currently have no arrangements with respect to additional financing.  We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

We are seeking to improve our liquidity through increased sales or license of products and technology.  In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. During fiscal year 2010, we have recognized revenue from sales of encryption products of approximately $131,000, and revenue from display technology license fees of $600,000.

Contractual Obligations

The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2010:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Consulting Agreement	$98,000	$-	$-	$-	$98,000

Noncancelable Operating Leases	305,000	25,000	-	-	330,000

Secured Loan Obligation to Mars Overseas	-	-	5,000,000	-	5,000,000

Total Contractual Cash Obligations	$403,000	$25,000	$5,000,000	$-	$5,428,000

Off-Balance Sheet Arrangements

We have no variable interest entities or other off-balance sheet obligation arrangements.

Effect of Recent Accounting Pronouncements

Effective November 1, 2009, we adopted the new Financial Accounting Standards Board (“FASB”) authoritative guidance that permitted the delayed application of fair value measurement guidance for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis.   See Note 2, “Summary of Significant Accounting Policies - Fair Value Measurements,” for the additional disclosures required under this guidance.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

Effective February 1, 2010, we adopted the new FASB Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures.  This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The guidance on Level 3 activity is effective for our fiscal year beginning November 1, 2011.  As this guidance is only disclosure related, it did not have an impact on our financial position or results of operations.

Effective February 2010, we adopted the new FASB guidance on subsequent events, which is included in ASU No. 2010-09.  This guidance clarifies that an entity that is a SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance.  The adoption of this guidance did not have a material effect on our consolidated financial statements

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of October 31, 2010, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

At October 31, 2010, our investment in Videocon GDRs is recorded at fair value of approximately $8,525,000 and has exposure to additional price risk.  The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of October 31, 2010 amounts to approximately $853,000.

Our investment in DISC common stock at October 31, 2010 is recorded at fair value of approximately $144,000 and has exposure to price risk.  DISC’s common stock is not registered under the Securities Exchange Act of 1934, but is traded in the over the counter market and quoted on the Pink Sheets.  Accordingly, the fair value of DISC’s common stock is subject to price risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in price of this investment, as of October 31, 2010 amounts to approximately $14,000.

Item 8.	Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act.  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our management, including the principal executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, cannot provide full assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2010.  In making this assessment our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2010.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the Securities and Exchange Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K.  Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2010 has not been audited by our auditors, KPMG LLP or any other independent registered accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9A(T).	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) Our Directors and Executive Officers

The following table sets forth certain information with respect to all of our directors and executive officers:

Name	Position with the Company and Principal Occupation	Age	Director and/or Executive Officer Since
Denis A. Krusos	Director, Chairman of the Board and Chief Executive Officer	83	1982
Henry P. Herms	Director, Chief Financial Officer and Vice President – Finance	65	2000
George P. Larounis	Director	82	1997
Lewis H. Titterton Jr.	Director	66	2010

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

Mr. Titterton was appointed Director by our Board of Directors effective August 16, 2010.  Mr. Titterton is currently President and Chairman of the Board of NYMED, Inc.; a diversified health services company.  His background is in high technology with an emphasis on health care and he has been with NYMED, Inc., since 1989.  Mr. Titterton founded MedE America, Inc, in 1986 and was Chief Executive officer of Management and Planning Services, Inc. from 1978 to 1986.  He was also adjunct professor of finance at State University of New York at Albany from 1976 through 1979.  Mr. Titterton also served as one of our Directors from July 1999 to January 2003.  He holds a M.B.A. from the State University of New York at Albany, and a B.A. degree from Cornell University.

 We believe that our board of directors represents a desirable mix of backgrounds, skills, and experiences. Below are some of the specific experiences, qualifications, attributes or skills in addition to the biographical information provided above that led to the conclusion that each person should serve as one of our directors in light of our business and structure:

Mr. Krusos is a founder of and Chief Executive Officer of the Company, has over fifty years of experience in the display and electronics industry and has a deep understanding of all aspects of our business.

Mr. Herms has served as our Chief Financial Officer and Vice President - Finance since 2000 and as our Chief Financial Officer from 1982 to 1987, and has a deep understanding of the financial aspects of our business.  He also has substantial experience as a public accountant, which is important to the Board’s ability to review our consolidated financial statements, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Mr. Larounis has been involved with our company for over seventeen years, has over fifty years of experience in the electronic industry and in industrial property rights and licensing, and has a deep understanding of all aspects of our business.

Mr. Titteron has been involved with our company as a director or investor for over eighteen years. Mr. Titterton also has substantial experience with advising on the strategic development of technology companies and over thirty-nine years of experience in various aspects of the technology industry.

None of our current directors or executive offices have served as a director of another public company within the past five years.

(c) Our Significant Employees

We have no significant employees other than our executive management team.

(d) Family Relationships

           There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(e) Involvement of Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree or finding relating to an alleged violation of the federal or state securities, commodities, banking or insurance laws or regulations or any settlement thereof or involvement in mail or wire fraud in connection with any business entity not subsequently reversed, suspended or vacated and (6) being subject of, or a party to, any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission (“SEC”).  Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.  Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2010.

Code of Ethics

We have adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  We will provide a copy of our code of ethics to any person without charge, upon request.  For a copy of our code of ethics write to Secretary, CopyTele, Inc., 900 Walt Whitman Road, Melville, New York 11747.

Nomination Procedures

There were no changes to the procedures by which security holders may recommend nominations to our Board of Directors during our fiscal year 2010.

Audit Committee and Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  We do not have a separately-designated standing Audit Committee.  The functions of the Audit Committee have been assumed by our full Board of Directors.  Our Board of Directors has not concluded that Mr. Larounis or Mr. Titterton, the non-management directors, meet the definition of “audit committee financial expert.”  The Securities and Exchange Commission’s rules do not require us to have an audit committee financial expert, and our Board of Directors has determined that it possesses sufficient financial expertise to effectively discharge its obligations.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The following discusses our executive compensation philosophy, decisions and practices for fiscal year 2010.  As a small company with only 20 employees and a small management team, we have implemented a simple and modest compensation structure based on our overall goal to ensure that the total compensation paid to our executives is fair, reasonable and competitive.  Our Board of Directors deems such a simple, less formula-based compensation structure advisable and consistent with the Company’s overall compensation objectives and philosophies.  Accordingly, the method of compensation decision-making actually employed by the Company does not lend itself to extensive analytical and quantitative analysis, but rather is based on the business judgment of the Company’s Chief Executive Officer and our Board of Directors as described in more detail below.

Philosophy and Objectives

Our philosophy towards executive compensation is to create both short-term and long-term incentives based on the following principles:

●	Total compensation opportunities should be competitive. We believe that our overall compensation program should be competitive so that we can attract, motivate and retain highly qualified executives.

●
Total compensation should be related to our performance. We believe that our executives’ total compensation should be linked to achieving specified financial objectives which we believe will create stockholder value.

●
Total compensation should be related to executive’s performance.  We believe that our executives’ total compensation should reward individual performance achievements and encourage individual contributions to achieve better performance.

●
Equity awards help executives think like stockholders.  We believe that our executives’ total compensation should have an equity component because stock based equity awards help reinforce the executives’ long-term interest in our overall performance and thereby align the interests of the executive with the interests of our stockholders.

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

Elements of Executive Compensation

Our executive compensation consists primarily of two elements: (1) base salary and (2) stock options under our stock equity incentive plans.  Our Board of Directors does not follow a specific set of guidelines or formulas in determining the amount and mix of compensation elements.  We seek to reward shorter-term performance through base salary and longer-term performance through stock options granted under our stock equity incentive plans.

Base Salary

In setting salaries for fiscal year 2010, the Board of Directors considered several factors to help evaluate the reasonableness and competitiveness of the Company’s base salaries.  The Board of Directors initially determines base salary for each executive based on the executive’s salary for the prior fiscal year.  The Board of Directors then considers the level of job responsibilities, the executive’s experience and tenor and the executive’s performance in helping the Company achieve certain goals, including (i) development of its flat panel technology, (ii) making business arrangements for licensing its technology, (iii) development of encryption products and (iv) making business arrangements to license and market its encryption products.  The Board of Directors give no specific weight to any of the above factors so it is not possible to provide a complete qualitative and quantitative discussion linking the Company’s compensation objectives and policies with the actual salaries paid to our executives.

Because the market for talented executives is extremely competitive, the Board of Directors also considers, from time to time, the form and amount of compensation paid to executives of other companies, compiled from publicly available information.  While the Company takes into account competitive market data, it does not target a specific benchmark for compensation from the other companies whose compensation it reviews.  To maintain flexibility, the Company also does not target base salary at any particular percent of total compensation.  While the Board of Directors can engage compensation consultants to assist with this task, the Board of Directors did not retain any third party consultants or engaged in any formal comparison of compensation of the Company to compensation at other companies during fiscal year 2010.    Individual base salaries are reviewed annually.

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

As with other elements of executive compensation, the determination of stock options granted were not based on complex or extensive quantitative or qualitative factors that lend themselves to substantive disclosure.  There were no stock options granted to “named executive officers” during fiscal year 2010.

The stock equity incentive plans also provide for the award of restricted stock, although such awards have not been used in any material respect.  No restricted stock was awarded during fiscal year 2010.

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

Denis A Krusos
Henry P. Herms
George P. Larounis
Lewis H. Titterton

Executive Compensation

The following table sets forth certain information for fiscal year ended October 31, 2010, with respect to compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer (the “Named Executive Officers”).  No other Named Executive Officer received total compensation in excess of $100,000 during fiscal year 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total Compensation ($)
Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director	2010 2009 2008	$250,000 $250,000 $250,000	$ - $ - $ -	$ - $748,500 $967,000	$37,524 $39,815 $33,929	$287,524 $1,038,315 $1,250,929
Henry P. Herms Chief Financial Officer, Vice President- Finance and Director	2010 2009 2008	$125,000 $125,000 $125,000	$12,500 $ - $ -	$ - $74,850 $72,525	$16,244 $18,779 $21,777	$153,744 $218,629 $219,302

(1)
Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal years ended October 31, 2010, 2009 and 2008 for each Named Executive Officer in accordance with ACS 718.   A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2010, included elsewhere in this Annual Report on Form 10-K.

(2)
Amounts in the All Other Compensation column reflect, for each Named Executive Officer, the sum of the incremental cost to us of all perquisites and personal benefits, which consisted solely of auto allowance and related expenses for fiscal years ended October 31, 2010, 2009 and 2008.

The following table sets forth certain information with respect to unexercised stock options held by the Named Executive Officers outstanding on October 31, 2010:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un -Exercisable	Option Exercise Price ($)	Option Expiration Date
Denis A. Krusos	250,000 150,000 500,000 500,000 250,000 1,000,000 1,500,000 1,000,000 1,000,000 700,000 1,000,000 1,000,000		$0.688 $0.400 $0.250 $0.430 $0.810 $1.040 $0.650 $0.520 $0.830 $0.700 $1.170 $0.920	1/1/2011 9/19/2011 5/5/2013 2/22/2014 5/10/2014 10/25/2014 2/17/2015 10/30/2015 5/31/2016 11/20/2016 11/11/2017 10/7/2019
Henry P. Herms	100,000 50,000 50,000 70,000 100,000 100,000 50,000 50,000 75,000 100,000		$0.938 $0.688 $0.810 $1.040 $0.650 $0.520 $0.830 $0.700 $1.170 $0.920	11/19/2010 1/1/2011 5/10/2014 10/25/2014 2/17/2015 10/30/2015 5/31/2016 11/20/2016 11/11/2017 10/7/2019

There were no grants of stock options to the Named Executive Officers during fiscal year 2010.

There were no stock options exercised during fiscal year 2010 by Named Executive Officers.

Director’s Compensation

There is no present arrangement for cash compensation of directors for services in that capacity.  Under the 2003 Share Incentive Plan, and subsequently under the 2010 Share Incentive Plan (as defined in Note 7 to our Consolidated Financial Statements), each non-employee director is entitled to receive nonqualified stock options to purchase 60,000 shares of common stock upon their election to the Board of Directors and 60,000 shares of common stock at the time of each annual meeting of our shareholders at which they are elected to the Board of Directors.  Mr. Larounis received such an award upon his election to our Board of Directors at our 2010 Annual Meeting of Shareholders.  Upon Mr. Titterton’s appointment to the Board of Directors, he decided to forgo any stock options that he was entitled to receive as a non-employee director.

Our employee directors, Denis A. Krusos and Henry P. Herms did not receive any additional compensation for services provided as a director during fiscal year 2010.  The following table sets forth compensation of George P. Larounis and Lewis H. Titteron Jr. our non-employee directors for fiscal year 2010:

DIRECTORS COMPENSATION
Name	Option Awards ($) (1)	All Other Compensation ($)
George P. Larounis	$8,016	-
Lewis H. Titterton Jr.	$-	-

(1)
Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal year ended October 31, 2010, in accordance with ACS 718.   A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2010, included elsewhere in this Annual Report on Form 10-K.  At October 31, 2010, Mr. Larounis and Mr. Titterton held unexercised stock options to purchase 780,000 and -0- shares respectively, of our common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to our Common Stock beneficially owned as of February 9, 2011 by (a) each person who is known by our management to be the beneficial owner of more than 5% of our outstanding Common Stock, (b) each of our directors and executive officers of CopyTele, and (c) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)&(3)	Percent of Class(4)
Mars Overseas Limited (5) P.O. Box 309, GI Ugland House South Church Street, George Town Grand Cayman, Cayman Islands	20,000,000	12.06%
Denis A. Krusos 900 Walt Whitman Road Melville, NY 11747	11,969,880	6.81%
Henry P. Herms 900 Walt Whitman Road Melville, NY 11747	1,165,575	*
George P. Larounis 900 Walt Whitman Road Melville, NY 11747	1,320,000	*
Lewis H. Titterton Jr. 900 Walt Whitman Road Melville, NY 11747	8,146,562	4.87%
All Directors and Executive Officers as a Group (4 persons)	22,602,017	12.62%

* Less than 1%.

(1)
A beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security or has the right to obtain such voting power and/or investment power within sixty (60) days.  Except as otherwise noted, each designated beneficial owner in this report has sole voting power and investment power with respect to the shares of Common Stock beneficially owned by such person.

(2)
Includes 8,600,000 shares, 595,000 shares, 720,000 shares and 9,915,000 shares which Denis A. Krusos, Henry P. Herms, George P. Larounis, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 2000 Share Incentive Plan and the 2003 Share Incentive Plan (as each is defined in Note 7 to our Consolidated Financial Statements).

(3)
Includes 1,400,000 shares, 1,400,000 shares, 280,000 shares, 280,000 shares and 3,360,000 shares which Denis A. Krusos, Lewis H. Titterton, Henry P. Herms, George P. Larounis, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of warrants purchased by them in the private placement on February 8, 2011.

(4)	Based upon 165,877,988 shares of common stock outstanding as of February 9, 2011.

(5)
The Company has relied solely on information provided in Amendment No. 1 to the Schedule 13G which Mars Overseas Limited filed with the Securities and Exchange Commission on May 17, 2010.  As reported in the Schedule 13G/A, Mars Overseas is a joint venture controlled by six entities.  The governing documents of Mars Overseas require majority voting of the six entities that are party to the joint venture with respect to the 20,000,000 CopyTele shares owned by Mars Overseas.  Four of these six entities are controlled by members of the Dhoot family, which include Messrs. Venugopal N. Dhoot, Rajkumar N. Dhoot and Pradipkumar N. Dhoot.  The remaining two entities are publicly traded corporations outside the United States, of which the above-mentioned members of the Dhoot family hold a significant percentage, although less the 50% of such publicly traded companies. Messrs. Venugopal N. Dhoot, Rajkumar N. Dhoot and Pradipkumar N. Dhoot all disclaim beneficial ownership in the shares held by Mars Overseas except to the extent of their pecuniary interest, and disclaim membership as a group.

Equity Compensation Plan Information

The following is information as of October 31, 2010 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 2000 Share Incentive Plan, our 2003 Share Incentive Plan and our 2010 Share Incentive Plan.  See Note 7 to Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	870,466	$0.66	-

Equity compensation plans not approved by security holders (1)	19,147,045	$0.77	10,436,164

Total	20,017,511	$0.76	10,436,164

(1)           On April 23, 2003 the Board of Directors adopted the 2003 Share Incentive Plan (the “2003 Plan”).  Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2003 Plan.  The 2003 Plan provides for the grant of stock options, stock appreciation rights, stock awards, performance awards and stock units (the “2003 Benefits”).  The maximum number of shares of common stock available for issuance under the 2003 Plan initially was 15,000,000 shares.  On October 8, 2004, February 9, 2006, August 22, 2007 and December 3, 2008, the 2003 Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,000 shares, 55,000,000 shares and 70,000,000 shares, respectively.  The 2003 Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010 the 2003 Plan was administered by the Board of Directors and since July 2010 the 2003 Plan has been administered by the Stock Option Committee, which determines the option price, term and provisions of the Benefits.  The 2003 Plan contains provisions for equitable adjustment of the 2003 Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, spinoff, combination of shares, exchange of shares, dividends in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company.  The 2003 Plan terminates on April 21, 2013.  The Board of Directors may amend, suspend or terminate the 2003 Plan at any time.

On July 14, 2010 the Board of Directors adopted the 2010 Share Incentive Plan (the “2010 Plan”). Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2010 Plan. The 2010 Plan provides for the grant of stock options, stock appreciation rights, stock awards, and performance awards and stock units (the “2010 Benefits”). The maximum number of shares of common stock available for issuance under the 2010 Plan is 15,000,000 shares.  Current and future non-employees directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors. The 2010 Plan is administered by the Stock Option Committee, which determines the option price, term and provisions of each option.  The 2010 Plan terminates on July 14, 2020.  The Board of Directors may amend, suspend of terminate the 2010 Plan at any time.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except for (i) the sale by the Company of its common stock and warrants to certain of our directors and officers as described in Item 5. “Recent Sales of Unregistered Securities” and (ii) those transactions between the Company and Videocon or Mars Overseas, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.  Videocon and Mars Overseas are related persons under Item 404 due to Mars Overseas’ beneficial ownership of more than five percent (5%) of our outstanding common stock.  Under the terms of the License Agreement with Videocon, Videocon was required to pay us a non-refundable technology transfer license fee of $11 million, of which $2 million was paid in May 2008, and the balance was scheduled to be paid, as follows: $1.5 million in February 2009, $2.5 million in November 2009, and $5 million in August 2010.  However, as set forth above in “Item 1. Business”, we have agreed to defer a portion of these payments.  Videocon is also required to pay us a royalty of six percent of the Ex-Factory Price (defined in the License Agreement to be selling price of the products/goods less any costs incidental to the delivery of the goods to the customer) on the first $5,000,000 of display sales (at the Ex-Factory Price) by Videocon, and with respect to all display sales in excess of $5,000,000 (at the Ex-Factory Price), (i) three percent of Ex-Factory Price with respect to sales made on or prior to the seventh anniversary of the effective date of the License Agreement and (ii) one percent of the Ex-Factory Price with respect to sales made after the seventh anniversary of the effective date of the License Agreement; provided that the royalty may increase under other certain circumstances as a result of significant improvements in the Licensed Technology, as defined in the License Agreement.  Additional details of the transactions with Videocon and Mars Overseas can be found under “Item 1. Business,” subsection “Overview” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” subsection “General.”

Related Person Transaction Approval Policy

Our Board of Directors review and approve all transactions between us and a related person, to the extent required by applicable rules and regulations.  Generally, management would present to the Board of Directors for approval at the next regularly scheduled Board meeting any related person transactions proposed to be entered into by us.

Director Independence

Our Board of Directors oversees the activities of our management in the handling of the business and affairs of our company.  We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which require that our Board comprised of a majority of “independent” directors.  Notwithstanding, George P. Larounis and Lewis H. Titterton Jr. currently meet the definition of “independent” as promulgated by the rules and regulations of The Nasdaq Stock Market.  Our directors, Denis Krusos and Henry Herms, are employees of the Company and as such do not qualify an “independent” directors under the rules adopted by The Nasdaq Stock Market and other stock exchanges.

Item 14.                      Principal Accountant Audit Fees and Services.

The following table describes fees for professional audit services rendered and billed by KPMG LLP, our present independent registered public accounting firm and principal accountant, from August 2009 through October 31, 2010 for the audit of our annual consolidated financial statements for the fiscal years ended October 31, 2010 and 2009, for review of our quarterly consolidated financial statements for the three month periods ended July 31, 2009, January 31, 2010, April 30, 2010 and July 31, 2010, and for other services during our fiscal year 2010, and Grant Thornton LLP, our independent registered public accounting firm and principal accountant during the period from November 1, 2008 through August 2009, for the audit of our annual consolidated financial statements for the fiscal year ended October 31, 2008, for review of our quarterly consolidated financial statements for the three month periods ended January 31, 2009 and April 30, 2009 and for services in connection with our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and our Form S-8 filed on July 20, 2010.

Type of Fee	2010	2009

Audit Fees (1)	$420,920	$517,743
Audit Related Fees (2)	50,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$470,920	$517,743

(1)
Audit fees for fiscal year 2010 represent billed fees for professional services rendered by KPMG LLP and Grant Thornton LLP of $319,000 and $101,920, respectively.  Audit fees for fiscal year 2009 represent billed fees for professional services rendered by KPMG LLP and Grant Thornton LLP of $50,000 and $467,743, respectively.

(2)	Audit related fees consist of fees billed by KPMG LLP related to SEC comment letters.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm.  KPMG’s engagement to conduct our audit was approved by our Board of Directors on August 11, 2010.  We did not enter into any non-audit engagement or relationship with KPMG during fiscal year 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)(2)	Financial Statement Schedules

See accompanying "Index to Consolidated Financial Statements."

(a)(3)	Executive Compensation Plans and Arrangements

CopyTele, Inc. 2000 Share Incentive Plan (filed as Annex A of our Proxy Statement dated June 12, 2000).

Amendment No. 1 to CopyTele, Inc. 2000 Share Incentive Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001).

Amendment No. 2 to CopyTele, Inc. 2000 Share Incentive Plan (filed as Exhibit 4(e) to our Form S-8 dated September 18, 2002.)

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

Amendment No. 4 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4(g) to our Form S-8 dated September 21, 2007).

Amendment No. 5 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4(g) to our Form S-8 dated January 21, 2009).

Amendment No. 6 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 10.5 to our Form 8-K, dated July 20, 2010).

CopyTele, Inc. 2010 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K, dated July 20, 2010).

Form of Stock Option Agreement under CopyTele, Inc. 2010 Share Incentive Plan (for employee participants) (filed as Exhibit 10.2 to our Form 8-K, dated July 20, 2010).

Form of Stock Option Agreement under CopyTele, Inc. 2010 Share Incentive Plan (for director participants) (filed as Exhibit 10.3 to our Form 8-K, dated July 20, 2010).

Form of Stock Award Agreement under CopyTele, Inc. 2010 Share Incentive Plan (filed as Exhibit 10.4 to our Form 8-K, dated July 20, 2010).

Form of Stock Option Grant Amendment under the 2000 Share Incentive Plan and 2003 Share Incentive Plan (for employee participants) (filed as Exhibit 10.6 to our Form 8-K, dated July 20, 2010).

Form of Stock Option Grant Amendment under the 2000 Share Incentive Plan and 2003 Share Incentive Plan (for director participants) (filed as Exhibit 10.7 to our Form 8-K, dated July 20, 2010).

(b)	Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and to Form 10-Q for the fiscal quarter ended July 31, 1997.)

3.2	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to our Form 8-K dated August 4, 2008.)

4.1	Common Stock Purchase Warrant issued to ZQX Advisors, LLC on August 20, 2009. (Incorporated by reference to Exhibit 4.1 to our Form 10-K for the fiscal year ended October 31, 2009.)

4.2	Common Stock Purchase Warrant issued to ZQX Advisors, LLC on August 20, 2009. (Incorporated by reference to Exhibit 4.2 to our Form 10-K for the fiscal year ended October 31, 2009.)

10.1	CopyTele, Inc. 2000 Share Incentive Plan. (Incorporated by reference to Annex A of our Proxy Statement dated June 12, 2000.)

10.2
Amendment No. 1 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 6, 2001 and approved by shareholders on August 16, 2001. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 2001.)

10.3
Amendment No. 2 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 16, 2002 and approved by shareholders on September 12, 2002. (Incorporated by reference to Exhibit 4(e) to our Form S-8 (Registration No. 333-99717) dated September 18, 2002.)

10.4	CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003.)

10.5	Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)

10.6	Amendment No. 2 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)

10.7	Amendment No. 3 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)

10.8	Amendment No. 4 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)

10.9	Amendment No. 5 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)

10.10	Amendment No. 6 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.5 to our Form 8-K, dated July 20, 2010.)

10.11	CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)

10.12	Form of Stock Option Agreement under CopyTele, Inc. 2010 Share Incentive Plan (for employee participants). (Incorporated by reference to Exhibit 10.2 to our Form 8-K dated July 20, 2010.)

10.13	Form of Stock Option Agreement under CopyTele, Inc. 2010 Share Incentive Plan (for director participants). (Incorporated by reference to Exhibit 10.3 to our Form 8-K dated July 20, 2010.)

10.14	Form of Stock Award Agreement under CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.4 to our Form 8-K dated July 20, 2010.)

10.15
Form of Stock Option Grant Amendment under the 2000 Share Incentive Plan and 2003 Share Incentive Plan (for employee participants). (Incorporated by reference to Exhibit 10.6 to our Form 8-K, dated July 20, 2010).

10.16
Form of Stock Option Grant Amendment under the 2000 Share Incentive Plan and 2003 Share Incentive Plan (for director participants). (Incorporated by reference to Exhibit 10.7 to our Form 8-K, dated July 20, 2010).

10.17
Amended and Restated Technology License Agreement, dated May 16, 2008, between CopyTele, Inc. and Videocon Industries Limited. (Filed herewith) (Confidential portions have been omitted and filed separately with the Commission.) (This Exhibit supersedes and replaces the redacted version of the Amended and Restated Technology License Agreement filed as Exhibit 10.18 to Amendment No. 1 to our Form 10-K filed on March 10, 2010.)

10.18
Modification Letter, dated March 11, 2009, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.)

10.19
Modification Letter, dated January 13, 2010, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.)

10.20
Modification Letter, dated June 7, 2010, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.)

10.21
Modification Letter, dated September 9, 2010, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.)

10.22
Modification Letter, dated January 12, 2011 from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Filed herewith.)

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

10.25	Form of Subscription Agreement executed as of February 8, 2011 by and among the Company and each Investor. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated February 8, 2011).

10.26
Form of Common Stock Purchase Warrant issued as of February 8, 2011 by the Company to each Investors who were not directors or officers of the Company. (Incorporated by reference to Exhibit 10.2 to our Form 8-K, dated February 8, 2011).

10.27
Form of Common Stock Purchase Warrant issued as of February 8, 2011 by the Company to directors or officers of the Company. (Incorporated by reference to Exhibit 10.3 to our Form 8-K, dated February 8, 2011).

21	Subsidiaries of CopyTele, Inc. (Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.)

23.1	Consent of KPMG LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2011. (Filed herewith.)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 14, 2011. (Filed herewith.)

32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated February 14, 2011. (Filed herewith.)

32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated February 14, 2011. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board and
February 14, 2011		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board,
Chief Executive Officer
February 14, 2011		and Director (Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance,
Chief Financial Officer and
Director (Principal Financial
February 14, 2011		and Accounting Officer)

	By:	/s/ George P. Larounis
George P. Larounis
February 14, 2011		Director

	By:	/s/ Lewis H. Titterton Jr.
Lewis H. Titterton Jr.
February 14, 2011		Director

COPYTELE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CopyTele, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of CopyTele, Inc. and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended.  In connection with our audit of the consolidated financial statements we have also audited the consolidated financial statement schedule listed in Item 15 (a) (1) (2). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Melville, New York
February 14, 2011

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,094,116	$1,451,241
Short–term investments in U.S. government securities	-	749,942
Inventories	51,972	132,688
Prepaid expenses and other current assets	88,805	62,619
Total current assets	1,234,893	2,396,490
Investment in Videocon Industries Limited global depository receipts,
at market value	8,524,821	7,105,264
Investment in Volga-Svet, Ltd., at cost	127,500	127,500
Investment in Digital Info Security Co. Inc. common stock, at market value	143,989	198,030
Property and equipment, net of accumulated depreciation of $2,170,314 and $2,161,956, respectively	14,873	21,162
Total assets	$10,046,076	$9,848,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355,679	$326,243
Accrued liabilities	94,442	69,931
Total current liabilities	450,121	396,174

Contingencies (Note 8)

Loan payable to related party	5,000,000	5,000,000

Shareholders’ equity:
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 240,000,000 shares authorized; 153,744,438 and 144,562,516 shares issued and outstanding, respectively	1,537,444	1,445,625
Additional paid-in capital	120,098,640	116,284,003
Loan receivable from related party	(5,000,000)	(5,000,000)
Accumulated deficit	(113,452,487)	(108,277,356)
Accumulated other comprehensive income	1,412,358	-
Total shareholders’ equity	4,595,955	4,452,272

Total liabilities and shareholders’ equity	$10,046,076	$9,848,446

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2010	2009

Net revenue
Revenue from sales of encryption products, net	$130,675	$90,465
Revenue from display engineering services, net	-	52,000
Display technology license fee	600,000	913,332
Total net revenue	730,675	1,055,797

Cost of revenue and operating expenses
Cost of encryption products sold	82,307	47,488
Cost of display engineering services	-	18,200
Research and development expenses	3,007,459	4,116,200
Selling, general and administrative expenses	2,889,129	4,194,227
Total cost of revenue and operating expenses	5,978,895	8,376,115

Loss from operations	(5,248,220)	(7,320,318)

Impairment in value of available for sale securities (Note 4)	-	(9,218,972)

Dividend income	68,211	29,468

Interest income	4,878	20,807

Loss before income taxes	(5,175,131)	(16,489,015)

Provision for income taxes	-	-

Net loss	$(5,175,131)	$(16,489,015)

Net loss per share:
Basic and diluted	$(.03)	$(.12)

Weighted average common shares outstanding:
Basic and diluted	148,471,906	138,746,477

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2010 and 2009

				Loan		Accumulated
			Additional	Receivable		Other	Total
	Common Stock		Paid-in	From	Accumulated	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Related Party	Deficit	Income (Loss)	Equity

Balance, October 31, 2008	132,497,881	$1,324,979	$109,348,894	$(5,000,000)	$(91,788,341)	$(12,155,255)	$1,730,277

Stock option compensation to employees	-	-	2,418,061	-	-	-	2,418,061
Stock option compensation to consultants	-	-	13,225	-	-	-	13,225
Common stock issued upon exercise of stock options under stock option plans	5,160,000	51,600	1,920,600	-	-	-	1,972,200
Common stock issued to employees pursuant to stock incentive plans	5,800,545	58,005	2,041,370	-	-	-	2,099,375
Common stock issued to consultants pursuant to stock incentive plans	154,090	1,541	46,932	-	-	-	48,473
Unrealized loss on available for sale securities reclassified to net loss, net (Note 4)	-	-	-	-	-	12,155,255	12,155,255
Unregistered common stock and warrants issued to ZQX Advisors, LLC	800,000	8,000	368,921	-	-	-	376,921
Unregistered common stock issued to Volga-Svet, Ltd	150,000	1,500	126,000	-	-	-	127,500
Net loss	-	-	-	-	(16,489,015)	-	(16,489,015)

Balance, October 31, 2009	144,562,516	1,445,625	116,284,003	(5,000,000)	(108,277,356)	-	4,452,272

Stock option compensation to employees	-	-	743,001	-	-	-	743,001
Stock option compensation to consultants	-	-	6,392	-	-	-	6,392
Common stock issued upon exercise of stock options under stock option plans	3,465,000	34,650	1,214,350	-	-	-	1,249,000
Common stock issued to employees pursuant to stock incentive plans	5,493,465	54,935	1,777,243	-	-	-	1,832,178
Common stock issued to consultants pursuant to stock incentive plans	223,457	2,234	73,651	-	-	-	75,885
Unrealized gain on investment in Videocon Industries Limited global depository receipts	-	-	-	-	-	1,419,557	1,419,557
Unrealized (loss) on investment in Digital Info Security Co., Inc	-	-	-	-	-	(7,199)	(7,199)
Net loss	-	-	-	-	(5,175,131)	-	(5,175,131)

Balance, October 31, 2010	153,744,438	$1,537,444	$120,098,640	$(5,000,000)	$(113,452,487)	$1,412,358	$4,595,955

The accompanying notes are an integral part of this statement.

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2010	2009
Cash flows from operating activities:
Payments to suppliers, employees and consultants	$(3,209,847)	$(3,047,348)
Cash received from products and services	126,895	141,715
Cash received from display technology license fee	600,000	350,000
Dividend received	68,211	29,468
Interest received	8,924	24,599
Net cash used in operating activities	(2,405,817)	(2,501,566)

Cash flows from investing activities:
Disbursements to acquire short-term investments (U.S. government securities)	(749,870)	(2,899,423)
Proceeds from maturities of short-term investments (certificates of deposit and U.S. government securities)	1,500,000	4,342,959
Proceeds from sale of Digital Info Security Co., Inc. common stock	51,631	60,408
Payments for purchases of property and equipment	(2,069)	(1,936)
Net cash provided by investing activities	799,692	1,502,008

Cash flows from financing activities:
Proceeds from exercise of stock options	1,249,000	1,972,200
Net cash provided by financing activities	1,249,000	1,972,200

Net (decrease) increase in cash and cash equivalents	(357,125)	972,642
Cash and cash equivalents at beginning of year	1,451,241	478,599
Cash and cash equivalents at end of year	$1,094,116	$1,451,241

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(5,175,131)	$(16,489,015)
Stock option compensation to employees	743,001	2,418,061
Stock option compensation to consultants	6,392	13,225
Stock awards granted to employees pursuant to stock incentive plans	1,832,178	2,099,375
Stock awards granted to consultants pursuant to stock incentive plans	75,885	48,473
Unregistered common stock and warrants issued to ZQX Advisors, LLC	-	376,921
Provision for doubtful accounts	-	103,000
Provision for slow-moving inventory reserve	43,866	9,473
Depreciation and amortization	8,358	10,612
Amortized discount on investments (U.S. government securities)	(188)	(1,283)
(Gain) loss on sale of Digital Info Security Co., Inc. common stock	(4,789)	34,326
Impairment in value of available for sale securities	-	9,218,972
Change in operating assets and liabilities:
Inventories	36,850	35,983
Prepaid expenses and other current assets	(26,186)	(8,271)
Accounts payable and accrued liabilities	53,947	(58,086)
Deferred revenue	-	(313,332)
Net cash used in operating activities	$(2,405,817)	$(2,501,566)

Supplement disclosure of non-cash investing and financing activities:
Unregistered common stock issued in connection with investment in Volga-Svet, Ltd.	$-	$127,500
Unregistered common stock and warrants issued in connection with investment in ZQX Advisors, LLC	$-	$91,304

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND FUNDING

Description of Business

Our principal operations include the development, production and marketing of thin flat display technologies, including low-voltage phosphor color displays and low-power passive       E-Paper® displays, and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

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

During fiscal 2010, our cash used in operating activities was approximately $2,406,000.  This resulted from payments to suppliers, employees and consultants of approximately $3,210,000, which was offset by cash of approximately $127,000 received from collections of accounts receivable related to sales of products and services, cash received from display technology licensing fees of $600,000, approximately $68,000 of dividend income received and approximately $9,000 of interest income received.  Our cash provided by investing activities during fiscal 2010 was approximately $800,000, which resulted from purchases of short-term investments consisting of certificates of deposit and U.S. government securities of approximately $750,000 and purchases of approximately $2,000 of equipment, offset  by $1,500,000  received upon maturities of short-term investments consisting of U.S. government securities and approximately $52,000 received upon the sale of Digital Info Security Co. Inc. (“DISC”) common stock.  Our cash provided by financing activities during fiscal 2010 was $1,249,000, which resulted from cash received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in U.S. government securities at October 31, 2010 decreased to approximately $1,094,000 from approximately $2,201,000 at the end of fiscal 2009.

Total employee compensation expense during fiscal 2010 and 2009 was approximately $3,469,000 and $5,219,000, respectively.  During fiscal 2010 and 2009, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  We recorded compensation expense for the fiscal years ended October 31, 2010 and 2009 of approximately $1,832,000 and $2,099,000, respectively, for shares of common stock issued to employees.  We recorded approximately $743,000 and $2,418,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the years ended October 31, 2010 and 2009, respectively.

In February 2011, we sold 7,000,000 unregistered shares of our common stock in a private placement at a price of $0.1786 per share, for proceeds of $1,250,000, of which 3,360,000 shares were sold to our Chairman and Chief Executive Officer, our Chief Financial Officer and director, and the two other directors of the Company.  In conjunction with the sale of the common stock, we issued warrants to purchase 7,000,000 unregistered shares of our common stock.  Each warrant grants the holder the right to purchase one share of our common stock (or 7,000,000 shares of common stock in the aggregate) at the purchase price of $0.1786 per share on or before February 8, 2016.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We believe that our existing cash and cash equivalents, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fee and royalties from Videocon or others, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.   If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options.  We currently have no arrangements with respect to additional financing.  We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

Related Party Transactions with Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  In April 2008, the Indian Government approved the License Agreement.  Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the terms of the License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and was originally scheduled to continue until August 2010 (which has been extended due to a portion of such license fee payments having been subsequently deferred as described in more detail below),  and an agreed upon royalty from Videocon based on display sales by Videocon, which royalty will decrease after a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Licensed Technology, as defined in the License Agreement.

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received a license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received a license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  In June 2010, we agreed to continue the deferral of the license fee payments from Videocon.  In August 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended July 31, 2010 pursuant to the modified payment terms.  In September 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the fourth quarter of fiscal year 2010 on the condition that during the first quarter of fiscal 2011, Videocon make an additional payment of $300,000 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  The $300,000 license fee payment from Videocon, which was due during the quarter ended January 31, 2011 pursuant to the modified payment terms, has been rescheduled for payment in the second quarter of fiscal 2011.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2011, we agreed to continue the deferral of the license fee payments on the condition that Videocon make an additional payment of $300,000 during the second quarter of fiscal 2011 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the above payment deferrals in light of our joint decision to jointly develop improved versions of our nanotube display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage.  Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon, which payments were originally payable in installments over a 27 month period scheduled to end in August 2010, that would materially affect in which future periods revenues from Videocon are recognized.  While Videocon’s obligation with respect to the balance of the license fee remains in effect, we cannot presently estimate specific future payments dates for the remaining $7.8 million of license fee payments.  As of October 31, 2010, we have received aggregate license fee payments from Videocon of $3.2 million.

With the assistance of Videocon, we have entered into discussions with a large LCD display producer to utilize their production facilities to produce our display technologies, including the Licensed Technology, for their own products and for Videocon products; however, we can give no assurances that we will be able to enter into an agreement with such producer on terms acceptable to us or at all.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce production display modules utilizing the Licensed Technology and also to provide all tooling and fixtures required for the production process.  Under the terms of the License Agreement, we are disclosing to Videocon the Licensed Technology, including any improvements, providing documentation and training of Videocon personnel, and cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology.  We also continue to have the right to utilize Volga Svet Ltd., a Russian corporation (“Volga”), in which we have a 19.9% ownership interest, with whom we have been working with for more than thirteen years, and an Asian company with whom we have been working with for more than seven years, to produce and market, products utilizing the Licensed Technology.  Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele and Videocon.

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

Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement, as amended (the “Purchase Agreement”) with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), acquired by Global on the Luxembourg Stock Exchange for an aggregate purchase price of $16,200,000.  The price of the Videocon GDRs on the Luxembourg Stock Exchange is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.  See Note 2 “Fair Value Measurements” for additional information.

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International and CopyTele Marketing Inc. (“CopyTele Marketing”).  CopyTele International and CopyTele Marketing  were incorporated in the British Virgin Islands on July 12, 2007 and September 5, 2007, respectively.  CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon.  As of October 31, 2010, CopyTele Marketing is inactive.  All intercompany transactions have been eliminated in consolidation.

Effective October 31, 2009, we adopted Accounting Standards Codification (“ASC”) 105 Generally Accepted Accounting Principles (“GAAP”) (“ASC 105”) issued by the Financial Accounting Standards Board (“FASB”) that establishes the ASC as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  Upon adoption, all existing accounting standards were superseded and all other accounting literature not included in the ASC is now considered non-authoritative.  The adoption of ASC 105 had no impact on our financial position or operating results as it only amends the referencing to existing accounting standards (other than the Securities and Exchange Commission (“SEC”) guidance).

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

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Accordingly, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We expect to recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.  As a result of ongoing improvements to our display technology, we have extended the estimated period that we expect to provide cooperation and assistance. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized.  On this basis, we have recognized license fee revenue during the years ended October 31, 2010 and 2009 of $600,000 and approximately $913,000, respectively.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  In accordance with ASC 820, we have categorized our financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  We do not have any financial liabilities that are required to be measured at fair value on a recurring basis.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$18,015	$-	$-	$18,015

U.S. government securities – Cash and cash equivalents		849,971		849,971

Videocon Industries Limited global depository receipts	8,524,821			8,524,821

Digital Info Security Co. Inc. common stock	143,989			143,989
Total financial assets	$8,686,825	$849,971	$-	$9,536,796

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2009:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$698,834	$-	$-	$698,834

U.S. government securities – Cash and cash equivalents		699,909		699,909

U.S. government securities – Short term investment		749,942		749,942

Videocon Industries Limited global depository receipts	7,105,264			7,105,264

Digital Info Security Co. Inc. common stock	198,030			198,030
Total financial assets	$8,002,128	1,449,851	$-	$9,451,979

In fiscal year 2010, we determined that our investments in U.S. government securities previously aggregated as held to maturity and classified as Level 1 in the fair value hierarchy should be classified as Level 2.  We adjusted the prior period information accordingly and have concluded that the adjustment to prior period disclosure is immaterial.

Our non financial assets and liabilities that are measured on a non-recurring basis include our Property and Equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists.  These assets were not presented in the preceding table.

It is impractical to determine the fair value of the investment in Volga given that Volga is a Russian company, operates under Russian corporate law, and Volga does not use U.S. GAAP.  This investment was not presented in the preceding table.

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

Short-term Investments

At October 31, 2010 and October 31, 2009, we had marketable securities consisting of U.S. government securities in the amount of $-0- and approximately $750,000, respectively, that were classified as “held–to-maturity securities” and were carried at amortized costs.  The length of time until maturity of held-to-maturity securities at October 31, 2009, was less than twelve months and the estimated fair value approximated amortized cost; therefore, there were no significant unrecognized holding gains or losses.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows

Cash and cash equivalents consist of highly liquid instruments that are readily convertible into cash and have original maturities of less than three months.  During the years ended October 31, 2010 and  2009, we did not pay any cash for interest expense or U.S. federal or state income tax purposes.

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

Warranty Policy

We warrant that our products are free from defects in material and workmanship for a period of one year from the date of initial purchase.  The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect.  Management has recorded a warranty liability of $5,000 as of October 31, 2010 and 2009, based upon historical experience and management’s best estimate of future warranty claims.

Investment Securities

We classify our investment securities as available-for-sale.  Available-for-sale securities are recorded at fair value.  Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend and interest income are recognized when earned.

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

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance included in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $743,000 and $2,418,000 during the years ended October 31, 2010 and 2009, respectively, in accordance with ASC 718.  Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.  Such stock-based compensation expense increased both basic and diluted net loss per share for the years ended October 31, 2010 and 2009 by $0.01 and $0.02, respectively.

Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the years ended October 31, 2010 and 2009 was approximately $24,000 and $34,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of October 31, 2010, there was approximately $8,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors which is expected to be amortized during fiscal 2011.

We account for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees”.  In accordance with ASC 505-50, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model. We recognized consulting expense for options granted to non-employee consultants, during the years ended October 31, 2010 and 2009, of approximately $6,000 and $13,000, respectively.  Such consulting expense is included in the accompanying consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.  As of October 31, 2010, there was no unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Determination

We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors.  To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups.  Stock options we granted during the years ended October 31, 2010 and 2009 consisted of awards of stock options with either 5-year terms, which vested over one year, or 10-year terms, which vested immediately.

The total intrinsic value of stock options exercised during fiscal 2010 and 2009 was approximately $40,000 and $176,000, respectively.  The following weighted average assumptions were used in estimating the fair value of stock options granted during the fiscal years ended October 31, 2010 and 2009.

For the Year Ended October 31,
	2010	2009
Weighted average fair value at grant date	$0.16	$0.33
Valuation assumptions:
Expected term (in years)	2.0	2.8
Expected volatility	101%	105%
Risk-free interest rate	0.65%	1.19%
Expected dividend yield	0	0

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.  Actual historical performance is used for awards exercised or cancelled.  For awards that remain unexercised and outstanding, even exercise over the remaining contractual term is assumed.  Each category is weighted for its relative size in the population and is then multiplied by the indicated expected term for each category to arrive at the expected term for the population.  We estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the options.  We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants.  We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.  Under ASC 718, the amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest.  Accordingly, we reduce the fair value of the stock option awards for expected forfeitures, which are forfeitures of the unvested portion of surrendered options.  We estimated expected forfeitures based on our historical experience.

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

Net Loss Per Share of Common Stock

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2010 and 2009, were options to purchase  20,017,511 shares  and 20,510,511 shares, respectively, and warrants to purchase 500,000 shares and 500,000 shares, respectively.

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

Effect of Recently Issued Pronouncements

Effective November 1, 2009, we adopted the new FASB authoritative guidance that permitted the delayed application of fair value measurement guidance for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis.   See Note 2, “Summary of Significant Accounting Policies - Fair Value Measurements,” for the additional disclosures required under this guidance.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

Effective February 1, 2010, we adopted the new FASB Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures.  This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The guidance on Level 3 activity is effective for our fiscal year beginning November 1, 2011.  As this guidance is only disclosure related, it did not have an impact on our financial position or results of operations.

Effective February 2010, we adopted the new FASB guidance on subsequent events, which is included in ASU No. 2010-09.  This guidance clarifies that an entity that is a SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance.  The adoption of this guidance did not have a material effect on our consolidated financial statements

3.           CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business.  Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts.  Generally, no collateral is received from customers for our accounts receivable.  Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur.  During fiscal 2010 and 2009, one customer in the Display Technology Segment represented 82% and 87%, respectively of total net revenue.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   INVESTMENTS

Short-term investments and investments in U.S. Government Securities

At October 31, 2010 and October 31, 2009, we had marketable securities consisting of U.S. government securities in the amount of $-0- and approximately $750,000, respectively, that were classified as “held–to-maturity securities” and were carried at amortized costs.  The length of time until maturity of held-to-maturity securities at October 31, 2009, was less than twelve months and the estimated fair value approximated amortized cost; therefore, there were no significant unrecognized holding gains or losses.

Investment in Videocon

Our investment in Videocon is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as component of accumulated other comprehensive income (loss) in shareholders’ equity.  The original cost basis was determined using the specific identification method.  The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price  is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.

ASC 320 and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the cost of the investment, a write-down accounted for as a realized loss should be recorded.  At each reporting period we assess our investment in Videocon to determine if a decline that is other than temporary has occurred.  In evaluating our investment in Videocon at October 31, 2009, we determined that based on both the duration and the continuing magnitude of the market price decline compared to the original cost basis of $16,200,000 and the uncertainty of its recovery, a write-down of the investment should be recorded as of October 31, 2009, and a new cost basis of $7,105,264 should be established.

The fair value of our investment in Videocon as of October 31, 2010 and 2009, the other than temporary impairment at October 31, 2009, and the unrealized gain for the year ended October 31, 2010, are as follows:

Investment in Videocon
Cost basis as of October 31, 2008	$16,200,000
Other than temporary impairment	(9,094,736)
Fair Value as of October 31, 2009	7,105,264
Unrealized gain	1,419,557
Fair Value as of October 31, 2010	8,524,821

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Digital Security Co. Inc.

Our investment in DISC is classified as an “available-for-sale security” and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.  The original cost basis was determined using the specific identification method.  DISC’s common stock is not registered under the Securities Exchange Act of 1934, but is traded in the over the counter market and quoted on the Pink Sheets.  At each reporting period we assess our investment in DISC to determine if a decline that is other than temporary has occurred.  In evaluating our investment in DISC at October 31, 2009 we determined that, due to the decline in market value and the uncertainty of its recoverability, an other than temporary impairment of the investment of approximately $124,000 should be recorded as of October 31, 2009 and a new cost basis of $198,030 should be established.

The fair value of our investment in DISC as of October 31, 2010 and 2009, the other than temporary impairment at October 31, 2009, the cost basis of common stock sold for the years ended October 31, 2010 and 2009, and the unrealized loss for the year ended October 31, 2010, are as follows:

Investment in DISC
Cost basis as of October 31, 2008	$417,000
DISC common stock sold	(94,734)
Other than temporary impairment	(124,236)
Fair Value as of October 31, 2009	198,030
DISC common stock sold	(46,842)
Unrealized loss	(7,199)
Fair Value as of October 31, 2010	$143,989

During the years ended October 31, 2010 and 2009, we received proceeds of approximately $52,000 and $60,000, respectively, on the sale of 2,230,557 shares and 2,770,000 shares, respectively, of DISC common stock.  During the years ended October 31, 2010 and 2009, we recorded a gain of approximately $5,000 and a loss of approximately $34,000, respectively, on such sales of DISC common stock.  As of October 31, 2010, we held 7,199,443 shares of DISC common stock.

Investment in Volga-Svet, Ltd

In September 2009, we entered into a Technology License Agreement with Volga to produce and market our thin, flat, low voltage phosphor displays in Russia.  We have been working with Volga for the past thirteen years to assist us with our low voltage phosphor displays.  As part of our Technology License Agreement with Volga, it is required to purchase from us the matrix substrate, carbon nanotubes, and associated display electronics.  In addition, in September 2009, we acquired a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.  As we do not believe that we can exercise significant influence over Volga, our investment in Volga is recorded at cost of $127,500 based on the closing price of our common stock at the time of the acquisition.  As of October 31, 2010, we have not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in ZQX Advisors, LLC

In August 2009, we entered into an Engagement Agreement with ZQX Advisors, LLC (“ZQX”) to assist us in seeking business opportunities and licenses for our electrophoretic display technology.  Concurrently with entering into the Engagement Agreement, we acquired a 19.5% ownership interest in ZQX and they agreed to attempt to locate business opportunities and licenses for our technology.  In exchange for the 19.5% ownership interest and related services, we issued 800,000 unregistered shares of common stock as well as warrants to purchase an additional 500,000 unregistered shares of common stock, half of which are exercisable at $0.37 per share and the other half at $0.555 per share to ZQX.  The warrants are exercisable at any time after August 19, 2010 and expire on August 19, 2019.  The total fair value of the common stock and warrants was approximately $468,000.  We recognized approximately $377,000 of this amount as consulting expense in fiscal 2009 in the accompanying consolidated financial statements since the two other owners of ZQX did not contribute any assets to ZQX but instead have agreed to seek business opportunities and licenses for our electrophoretic display technology.  In addition, we have classified our remaining ownership interest of $91,000 in ZQX as a reduction of additional paid-in capital within shareholders’ equity since this investment in ZQX consists entirely of our equity securities.

5.           INVENTORIES

Inventories consist of the following as of:

	October 31,
	2010	2009
Component parts	$13,646	$45,969
Work-in-process	-	-
Finished products	38,326	86,719
	$51,972	$132,688

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	October 31,
	2010	2009

Accrued professional fees	$42,083	$20,000
Accrued payroll and related expenses	31,552	35,695
Accrued other	20,807	14,236
	$94,442	$69,931

7.           SHAREHOLDERS’ EQUITY

Common Stock Issuances

We account for stock awards granted to employees and consultants based on their grant date fair value.  During the years ended October 31, 2010 and 2009, we issued 5,493,465 shares  and 5,800,545 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”) and the CopyTele, Inc. 2010 Share Incentive Plan (the “2010  Share Plan”).  We recorded compensation expense for the years ended October 31, 2010 and 2009 of approximately $1,832,000 and $2,099,000, respectively, for shares of common stock issued to employees.  In addition during fiscal 2010 and 2009, we issued 223,457 shares and 154,090 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 and 2010 Share Plans.  We recorded consulting expense for the years ended October 31, 2010 and 2009 of approximately $76,000 and $48,000, respectively, for shares of common stock issued to consultants.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Preferred Stock

On May 29, 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share.  The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors.  As of October 31, 2010 and 2009, there was no preferred stock issued and outstanding.

Stock Option Plans

As of October 31, 2010, we have three stock option plans:  the CopyTele, Inc.  2000 Share Incentive Plan (the “2000 Share Plan”), the 2003 Share Plan, and the 2010 Share Plan which were adopted by our Board of Directors on May 8, 2000, April 21, 2003 and July 14, 2010, respectively.

During the year ended October 31, 2010, the remaining outstanding stock options granted under the CopyTele, Inc. 1993 Stock Option Plan (the “1993 Plan”) expired.  The exercise price with respect to all of the stock options granted under the plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date.  Information regarding the 1993 Plan for the two years ended October 31, 2010 is as follows:
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2008	779,000	$1.10
Expired	(50,000)	$1.31
Cancelled	(43,000)	$1.31
Options Outstanding at October 31, 2009	686,000	$1.07
Expired	(686,000)	$1.07
Options Outstanding and Exercisable at October 31, 2010	-0-	$ -0-	$ -0-

In accordance with the provisions of the 2000 Share Plan, the plan terminated with respect to the grant of future options on May 8, 2010.  The exercise price with respect to all of the stock options granted under the plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date.  Information regarding the 2000 Share Plan for the two years ended October 31, 2010 is as follows:

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2008	1,772,466	$0.79
Exercised	(200,000)	$0.40
Options Outstanding at October 31, 2009	1,572,466	$0.84
Exercised	(30,000)	$0.40
Expired	(672,000)	$1.08
Options Outstanding and Exercisable at October 31, 2010	870,466	$0.66	$-0-

The following table summarizes information about stock options outstanding under the 2000 Share Plan as of October 31, 2010:

Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.40	215,000	0.88	$0.40
$0.69	505,466	0.17	$0.69
$0.94 - $1.09	150,000	0.13	$0.96

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The plan is administered by the Board of Directors, which determines the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2010, the 2003 Share Plan had 345,694 shares available for future grants.  Information regarding the 2003 Share Plan for the two years ended October 31, 2010 is as follows:

	Shares	Current Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2008	17,217,045	$0.79
Expired	(60,000)	$1.07
Granted	7,255,000	$0.54
Exercised	(4,960,000)	$0.38
Forfeited	(1,200,000)	$0.91
Options Outstanding at October 31, 2009	18,252,045	$0.80
Expired	(115,000)	$0.63
Granted	1,610,000	$0.51
Exercised	(1,635,000)	$0.52
Options Outstanding and Exercisable at October 31, 2010	18,112,045	$0.80	$-0-

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of October 31, 2010:

Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.25 - $0.65	5,160,970	4.34	$0.54
$0.68 - $0.84	5,156,075	5.82	$0.79
$0.86 - $1.46	7,795,000	6.18	$0.97

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan is 15,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.  The plan is administered by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to the options granted under the plan was equal to the fair market value of the underlying common stock at the grant date.  As of October 31, 2010, the 2010 Share Plan had 10,090,470 shares available for future grants.  Information regarding the 2010 Share Plan for the year ended October 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2009	-	$ -0-
Granted	2,835,000	$0.22
Exercised	(1,800,000)	$0.22
Options Outstanding at October 31, 2010	1,035,000	$ 0.21	$5,775
Options Exercisable at October 31, 2010	975,000	$ 0.21	$900

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.20 - $0.21	1,035,000	9.61	$0.21	975,000	9.90	$0.21

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           COMMITMENTS AND CONTINGENCIES

Leases

We lease space at our principal location for office and laboratory research facilities.  The current lease is for approximately 12,000 square feet and expires on November 30, 2011.  The lease contains base rentals of approximately $297,000 per annum with a 3% annual increase and an escalation clause for increases in certain operating costs.  As of October 31, 2010, our noncancelable operating lease commitments are approximately $305,000 and $25,000 for the years ended October 31, 2011 and 2012, respectively.

Rent expense for the years ended October 31, 2010 and 2009, was approximately   $297,000 and $288,000, respectively.

Litigation Matters

We are not a party to any material pending legal proceedings.  We are occasionally a party to claims, and complaints that arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Consulting Agreement

As of October 31, 2010, we have commitments of approximately $98,000 under a consulting agreement with Volga, payable during the first quarter of fiscal 2011.

9.           EMPLOYEE PENSION PLAN

We adopted a qualified noncontributory defined contribution pension plan, effective November 1, 1983, covering all of our present employees.  Contributions, which are made to a trust and have been funded on a current basis, are based upon specified percentages of compensation, as defined in the plan.  During fiscal 2001, we amended the plan to suspend benefit accruals as of November 1, 2000.  Accordingly, we did not incur any pension expense for the fiscal years ended October 31, 2010 and 2009.

10.           INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2010	2009
Federal:
Current	$-	$-
Deferred	365,000	(417,000)

State:
Current	-	-
Deferred	5,000	3,000
Adjustment to valuation allowance related to net deferred tax assets	(370,000)	414,000
	$-	$-

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2010 and 2009, are as follows:

	2010	2009
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$31,482,000	$31,961,000
Unrealized gain (loss) on available for sale securities	(2,000)	-
Deferred Compensation	2,204,000	2,167,000
Other	375,000	303,000
Subtotal	34,059,000	34,431,000

Less: valuation allowance	(34,059,000)	(34,431,000)
Deferred tax asset, net	$-	$-

As of October 31, 2010, we had tax net operating loss and tax credit carryforwards of approximately $89,275,000 and $1,663,000, respectively, available, within statutory limits (expiring at various dates between 2011 and 2030), to offset any future regular Federal corporate taxable income and taxes payable.  If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital.  Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

We had tax net operating loss and tax credit carryforwards of approximately $89,295,000 and $102,000, respectively, as of October 31, 2010, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes.  The tax net operating loss carryforwards expire at various dates between 2011 and 2030 and the tax credit carryforwards expire between 2011 and 2025.

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

	Year Ended October 31,
	2010		2009
Income tax benefit at U.S. Federal statutory income tax rate	$(1,760,000)	(34%)	$(5,606,000)	(34%)
State income taxes	(3,000)	(.06%)	(4,000)	(.02%)
Permanent differences	234,000	4.52%	392,000	2.38%
Credits	(81,000)	(1.57%)	(90,000)	(.54%)
Expiring net operating losses and credits	1,980,000	38.26%	1,803,000	10.93%
Change in New York State tax rate	-	-	-	-
Foreign rate difference on impairment	-	-	3,091,000	18.75%
Change in valuation allowance	(370,000)	(7.15%)	414,000	2.50%
Income tax provision	$-	0%	$-	0%

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the two years ended October 31, 2010, we incurred no Federal and no State income taxes.  We account for interest and penalties related to income tax matters in selling, general and administrative expenses.

On November 1, 2007, we adopted the FASB guidance for accounting for uncertainties in income taxes recognized in an enterprise’s financial statements.  This accounting guidance is included in ACS 740 “Income Taxes”.  There were no unrecognized tax benefits as of the date of our adoption of this guidance and as of October 31, 2010.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

11.           SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”) .  Reportable operating segments are determined based on management’s approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services.  The following represents selected financial information for our segments for the years ended October 31, 2010 and 2009:

Segment Data	Display Technology	Encryption Products and Services	Total

Year Ended October 31, 2010:
Net revenue	$600,000	$130,675	$730,675
Net loss	(2,835,631)	(2,339,500)	(5,175,131)
Stock option compensation to employees and consultants	326,309	423,084	749,393
Stock awards granted to employees and consultants pursuant to stock incentive plans	1,064,553	843,511	1,908,063
Total assets	9,319,364	726,712	10,046,076
Investment in Videocon	8,524,821	-	8,524,821
Investment in DISC	-	143,989	143,989
Investment in Volga-Svet	127,500	-	127,500

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended October 31, 2009:
Net revenue	$965,332	$90,465	$1,055,797
Impairment in value of available for sale securities	(9,094,736)	(124,236)	(9,218,972)
Net loss	(12,386,178)	(4,102,837)	(16,489,015)
Stock option compensation to employees and consultants	1,053,654	1,377,632	2,431,286
Stock awards granted to employees and consultants pursuant to stock incentive plans	856,278	1,291,570	2,147,848
Total assets	8,163,754	1,684,692	9,848,446
Investment in Videocon	7,105,264	-	7,105,264
Investment in DISC	-	198,030	198,030
Investment in Volga-Svet	127,500	-	127,500

Geographic Information

We generate revenue both domestically (United States) and internationally.  International revenue is based on the country in which our customer (distributor) is located.  For the years ended October 31, 2010 and 2009, and as of each respective year-end, revenue and accounts receivable by geographic area are as follows:

Geographic Data	2010	2009

Net revenue:
United States	$86,255	$73,925
Russia	-	52,720
Other International	44,420	15,820
India	600,000	913,332
	$730,675	$1,055,797

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of our last eight fiscal quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended October 31, 2010:
Statement of Operations Data:
Net revenue	$38,870	$322,525	$58,030	$311,250
Cost and operating expenses	1,549,476	1,662,902	1,328,291	1,438,226
Net loss	(1,506,164)	(1,271,904)	(1,270,133)	(1,126,930)
Net loss per share of common stock- basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Year Ended October 31, 2009:
Statement of Operations Data:
Net revenue	$374,122	$262,750	$299,765	$119,160
Cost and operating expenses	1,756,114	1,640,979	1,490,066	3,488,956
Impairment in value of available for sale securities	-	-	-	(9,218,972)
Net loss	(1,374,710)	(1,344,151)	(1,185,764)	(12,584,390)
Net loss per share of common stock- basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.09)

COPYTELE, INC. AND SUBSIDIARIES
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2010 AND 2009

Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period

2010

Allowance for doubtful accounts (included in prepaid expenses and other current assets)	$206,000	$-	$(206,000)	$-

Reserve for excess inventory	$520,133	$43,866	$-	$563,999

2009

Allowance for doubtful accounts (included in prepaid expenses and other current assets)	$223,000	$103,000	$(120,000)	$206,000

Reserve for excess inventory	$510,660	$19,627	$(10,154)	$520,133

(1)	Represents write-offs to reserved balances or reductions in allowances previously provided.

This schedule should be read in conjunction with the accompanying financial statements and notes thereto.

S-1