Form 10-Q
period 2011-01-31
COPYTELE INC
filed 2011-03-17
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

On March 15, 2011, the registrant had outstanding 167,076,663 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of January 31, 2011 (Unaudited)
	and October 31, 2010	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three
	months ended January 31, 2011 and 2010	4

	Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
	for the three months ended January 31, 2011	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three
	months ended January 31, 2011 and 2010	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 23

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations.	24 - 38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	39

Item 4.	Controls and Procedures.	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	40

Item 1A.	Risk Factors.	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40

Item 3.	Defaults Upon Senior Securities.	40

Item 5.	Other Information.	40

Item 6.	Exhibits.	40

	SIGNATURES	41

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	January 31, 2011	October 31, 2010
Current assets:
Cash and cash equivalents	$978,960	$1,094,116
Inventories	46,816	51,972
Prepaid expenses and other current assets	62,271	88,805
Total current assets	1,088,047	1,234,893

Investment in Videocon Industries Limited global depository receipts,
at market value	6,800,112	8,524,821

Investment in Volga-Svet, Ltd., at cost	127,500	127,500

Investment in Digital Info Security Co. Inc. common stock, at market value	226,800	143,989

Property and equipment, net	19,189	14,873

Total assets	$8,261,648	$10,046,076

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$430,729	$355,679
Accrued liabilities	151,886	94,442
Total current liabilities	582,615	450,121

Contingencies (Note 10)

Loan payable to related party	5,000,000	5,000,000

Shareholders’ equity:
Preferred stock, par value $100 per share; 500,000 shares authorized; no
shares issued or outstanding	-	-
Common stock, par value $.01 per share; 240,000,000 shares authorized;
158,193,623 and 153,744,438 shares issued and outstanding, respectively	1,581,936	1,537,444
Additional paid-in capital	121,286,345	120,098,640
Loan receivable from related party	(5,000,000)	(5,000,000)
Accumulated deficit	(114,978,596)	(113,452,487)
Accumulated other comprehensive (loss) income	(210,652)	1,412,358
Total shareholders’ equity	2,679,033	4,595,955

Total liabilities and shareholders’ equity	$8,261,648	$10,046,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended January 31,
	2011	2010

Net revenue
Revenue from sales of encryption products, net	$16,958	$38,870
Total net revenue	16,958	38,870

Cost of revenue and operating expenses
Cost of encryption products sold	5,206	22,007
Research and development expenses	776,912	696,937
Selling, general and administrative expenses	760,978	830,532
Total cost of revenue and operating expenses	1,543,096	1,549,476

Loss from operations	(1,526,138)	(1,510,606)

Interest income	29	4,442

Loss before income taxes	(1,526,109)	(1,506,164)

Provision for income taxes	-	-

Net loss	$(1,526,109)	$(1,506,164)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	156,204,781	145,310,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2011 (UNAUDITED)

				Loan		Accumulated
			Additional	Receivable		Other	Total
	Common Stock		Paid-in	From	Accumulated	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Related Party	Deficit	Income (Loss)	Equity

Balance, October 31, 2010	153,744,438	$1,537,444	$120,098,640	$(5,000,000)	$(113,452,487)	$1,412,358	$4,595,955

Stock option compensation
to employees	-	-	259,255	-	-	-	259,255
Stock option compensation
to consultant	-	-	2,127	-	-	-	2,127
Common stock issued upon
exercise of stock options
under stock option plans	1,995,000	19,950	457,900	-	-	-	477,850
Common stock issued to
employees pursuant to
stock incentive plans	2,375,435	23,754	452,710	-	-	-	476,464
Common stock issued to
consultants pursuant to
stock incentive plans	78,750	788	15,713	-	-	-	16,501
Unrealized (loss) on
investment in Videocon
Industries Limited global
depository receipts	-	-	-	-	-	(1,724,709)	(1,724,709)
Unrealized gain on
investment in Digital Info
Security Co., Inc.
common stock	-	-	-	-	-	101,699	101,699
Net loss	-	-	-	-	(1,526,109)	-	(1,526,109)

Balance, January 31, 2011	158,193,623	$1,581,936	$121,286,345	$(5,000,000)	$(114,978,596)	$(210,652)	$2,679,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended January 31,
	2011	2010
Cash flow from operating activities:
Payments to suppliers, employees and consultants	$(623,507)	$(853,454)
Cash received from sales of product and services	13,858	39,620
Net cash used in operating activities	(609,649)	(813,834)

Cash flow from investing activities:
Proceeds from sale of Digital Info Security Co., Inc. common stock	22,889	27,266
Payments for purchases of property and equipment	(6,246)	-
Net cash provided by investing activities	16,643	27,266

Cash flow from financing activities:
Proceeds from exercise of stock options	477,850	532,000
Net cash provided by financing activities	477,850	532,000

Net (decrease) in cash and cash equivalents	(115,156)	(254,568)

Cash and cash equivalents at beginning of period	1,094,116	1,451,241

Cash and cash equivalents at end of period	$978,960	$1,196,673

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,526,109)	$(1,506,164)
Stock option compensation to employees	259,255	274,997
Stock option compensation to consultants	2,127	-
Stock awards granted to employees pursuant to stock incentive plans	476,464	376,772
Stock awards granted to consultants pursuant to stock incentive plans	16,501	31,696
Provision for slow moving inventory reserve	-	10,522
Depreciation expense	1,930	2,126
Amortized discount on investments (U.S. government securities)	-	(58)
(Gain) on sale of Digital Info Security Co., Inc. common stock	(4,001)	(7,631)
Change in operating assets and liabilities:
Inventories	5,156	11,819
Prepaid expenses and other current assets	26,534	(2,704)
Accounts payable and accrued liabilities	132,494	(5,209)
Net cash used in operating activities	$(609,649)	$(813,834)

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

The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information contained herein is as of January 31, 2011 and for the three-month periods ended January 31, 2011 and 2010.  In management’s opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.  We are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  We have evaluated subsequent events for possible disclosure through the date the condensed consolidated financial statements were issued.

The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. (“CopyTele International”) and CopyTele Marketing Inc. (“CopyTele Marketing”).  CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in July 2007 and September 2007, respectively.  CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company (“Videocon”).  As of January 31, 2011, CopyTele Marketing was inactive.  All significant intercompany transactions have been eliminated in consolidation.

The results of operations for interim periods presented are not necessarily indicative of the results that may be expected for a full year or any interim period.  Reference is made to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, for more extensive disclosures than contained in these condensed consolidated financial statements.

Funding and Management’s Plans

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options.  In addition, commencing in the fourth quarter of fiscal 1999, we have generated limited cash flows from sales of our encryption products and in May 2008 began receiving license fees from Videocon related to our display technology pursuant to the License Agreement (as defined below).

During the three months ended January 31, 2011, our cash used in operating activities was approximately $610,000. This resulted from payments to suppliers, employees and consultants of approximately $624,000, which was offset by cash of approximately $14,000 received from collections of accounts receivable related to sales of encryption products and interest income received.  Our cash provided by investing activities during the three months ended January 31, 2011 was approximately $17,000, which resulted from approximately $23,000 received upon the sale of Digital Info Security Co. Inc. common stock offset by the purchase of equipment for approximately $6,000.  Our cash provided by financing activities during the three months ended January 31, 2011 was approximately $478,000, which resulted from cash received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in U.S. government securities at January 31, 2011 decreased to approximately $978,000 from approximately $1,094,000 at October 31, 2010.

Total employee compensation expense for the three-month periods ended January 31, 2011 and 2010 was approximately $968,000 and $839,000, respectively.  During the three-months ended January 31, 2011 and 2010, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  Stock-based compensation expense, related to stock awards granted to employees, for the three-month periods ended January 31, 2011 and 2010 amounted to approximately $476,000 and $377,000, respectively.  Stock-based compensation expense, related to stock options granted to employees and directors, for the three-month periods ended January 31, 2011 and 2010 amounted to approximately $259,000 and $275,000, respectively.

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

We believe that our existing cash and cash equivalents, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fee and royalties from Videocon or others, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities for least 12 months from the end of this reporting period, if not longer.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options.  We currently have no arrangements with respect to additional financing.  We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

 Related Party Transactions with Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “License Agreement”) with Videocon.  In April 2008, the Indian Government approved the License Agreement. Under the License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  Under the terms of the License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and was originally scheduled to continued until August 2010 (which has been extended due to a portion of such license fee payments having been subsequently deferred as described in more detail below), and an agreed upon royalty from Videocon based on display sales by Videocon, which royalty will decrease after a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Licensed Technology, as defined in the License Agreement.

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received a license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received a license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  In June 2010, we agreed to continue the deferral of the license fee payments from Videocon.  In August 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended July 31, 2010 pursuant to the modified payment terms.  In September 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the fourth quarter of fiscal year 2010 on the condition that during the first quarter of fiscal year 2011, Videocon make an additional payment of $300,000, and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments. The $300,000 license fee payment from Videocon, which was due during the first quarter of fiscal year 2011 pursuant to the modified payment terms, has been rescheduled for payment in the second quarter of fiscal year 2011.

In January 2011, we agreed to continue the deferral of the license fee payments on the condition that Videocon make an additional payment of $300,000 during the second quarter of fiscal year 2011 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the above payment deferrals in light of our joint decision to jointly develop improved versions of our nanotube display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage.  Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon, which payments were originally payable in installments over a 27 month period scheduled to end in August 2010, that would materially affect in which future periods revenues from Videocon are recognized.  While Videocon’s obligation with respect to the balance of the license fee remains in effect, we cannot presently estimate specific future payments dates for the remaining $7.8 million of license fee payments.  As of January 31, 2011, we have received aggregate license fee payments from Videocon of $3.2 million.

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

Also in November 2007, our wholly-owned subsidiary, CopyTele International, entered into a GDR Purchase Agreement, as amended (the “Purchase Agreement”) with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), acquired by Global on the Luxembourg Stock Exchange for an aggregate purchase price of $16,200,000.  The price of the Videocon GDRs on the Luxembourg Stock Exchange is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.  See Note 4 “Fair Value Measurements” for additional information.

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

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” to determine whether multiple deliverables in our arrangement with Videocon represent separate units of accounting.  Under the License Agreement, CopyTele is required to: (a) disclose to Videocon the Licensed Technology and provide reasonable training of Videocon personnel; (b) jointly cooperate with Videocon to produce prototypes prior to production; and (c) assist Videocon in preparing for production.  CopyTele has determined that these performance obligations do not have value to Videocon on a standalone basis, as defined in such accounting guidance, and accordingly they do not represent separate units of accounting.

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Since the inception of the License Agreement, we have not earned any royalty income.  In addition, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.  As a result of ongoing improvements to our display technology, we have extended the estimated period that we expect to provide cooperation and assistance.  We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. We did not recognize any license fee revenue during the three-month periods ended January 31, 2011 and 2010.

2.             STOCK BASED COMPENSATION

We maintain stock equity incentive plans under which we may grant non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, non-employee directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model.  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $259,000 and $275,000, during the three-month periods ended January 31, 2011 and 2010, respectively.  Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.

Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the three-month periods ended January 31, 2011 and 2010 was approximately $2,000 and $6,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of January 31, 2011, there was approximately $6,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors, which is expected to be amortized during the current fiscal year.

We also account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees”.  In accordance with ASC 505-50, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model.  We recognized consulting expense for options granted to non-employee consultants, during the three-month periods ended January 31, 2011 and 2010, of approximately $2,000 and $-0-, respectively. Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.  As of January 31, 2011, there was no unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants.

Fair Value Determination

We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors.  To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups.  Stock options we granted during the three months ended January 31, 2011 and 2010 consisted of awards of options with 10-year terms which vested immediately.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the three months ended January 31, 2011 and 2010.

	For the Three Months Ended January 31,
	2011	2010
Weighted average fair value at grant date	$0.13	$0.36
Valuation assumptions:
Expected term ( years)	2.5	1.8
Expected volatility	99%	121%
Risk-free interest rate	.62%	.65%
Expected dividend yield	-0-	-0-

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

We will reconsider use of the Black-Scholes pricing model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  If factors change and we employ different assumptions in the application of ASC 718 and ASC 505-50 in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Stock Option Activity

During the three-month periods ended January 31, 2011 and 2010, we granted options to purchase 2,005,000 shares and 750,000 shares, respectively, to employees, non-employee directors and consultants of common stock at weighted average exercise prices of $0.24 and $0.66 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan") and the CopyTele, Inc. 2010 Share Incentive Plan (the "2010 Share Plan).  During the three-month periods ended January 31, 2011 and 2010, stock options to purchase 1,995,000 shares and 815,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $478,000 and $532,000, respectively.

Stock Option Plans

As of January 31, 2011, we have three stock option plans: the CopyTele, Inc. 2000 Share Incentive Plan ("2000 Share Plan "), the 2003 Share Plan, and the 2010 Share Plan, which were adopted by our Board of Directors on May 8, 2000, April 21, 2003 and July 14, 2010, respectively.

In accordance with the provisions thereof, the 2000 Share Plan terminated with respect to the grant of future options on May 8, 2010.  The exercise price with respect to all of the stock options granted under the 2000 Share Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date.  Information regarding the 2000 Share Plan for the three months ended January 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding and Exercisable at October 31, 2010	870,466	$0.66
Expired	(605,466)	$0.73
Options Outstanding and Exercisable at January 31, 2011	265,000	$0.51	$-0-

The following table summarizes information about stock options outstanding under the 2000 Share Plan as of January 31, 2011:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.40	215,000	0.63	$0.40
$1.00	50,000	0.04	$1.00

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan is administered by the Board of Directors, which determines the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of January 31, 2011, the 2003 Share Plan had 345,694 shares available for future grants.  No grants were made under the 2003 Share Plan during the three-month period ended January 31, 2011.  Information regarding the 2003 Share Plan for the three months ended January 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding and Exercisable at October 31, 2010
and January 31, 2011	18,112,045	$0.80	$-0-

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of January 31, 2011:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25 - $0.65	5,160,970	4.09	$0.54
$0.68 - $0.84	5,156,075	5.57	$0.79
$0.86 - $1.46	7,795,000	5.92	$0.97

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan is 15,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.  The 2010 Share Plan is administered by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to the options granted under the 2010 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date.  As of January 31, 2011, the 2010 Share Plan had 5,631,285 shares available for future grants.  Information regarding the 2010 Share Plan for the three months ended January 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2010	1,035,000	$0.21
Granted	2,005,000	$0.24
Exercised	(1,995,000)	$0.24
Options Outstanding at January 31, 2011	1,045,000	$0.21	$-0-
Options Exercisable at January 31, 2011	985,000	$0.21	$-0-

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of January 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.20 -$0.23	1,045,000	9.36	$0.21	985,000	9.65	$0.21

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50.  During the three-month periods ended January 31, 2011 and 2010, we issued 2,375,435 shares and 611,325 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2010 Share Plan and the 2003 Share Plan.  We recorded compensation expense for the three-month periods ended January 31, 2011 and 2010, of approximately $476,000 and $377,000, respectively, for the shares of common stock issued to employees.  In addition, during the three-month periods ended January 31, 2011 and 2010, we issued 78,750 shares and 51,670 shares, respectively, of common stock to consultants for services rendered pursuant to the 2010 Share Plan and the 2003 Share Plan.  We recorded consulting expense for the three-month periods ended January 31, 2011 and 2010 of approximately $17,000 and $32,000, respectively, for the shares of common stock issued to consultants.

3.             CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business.  Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts.  Generally, no collateral is received from customers for our accounts receivable.  Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur. During the three months ended January 31, 2011, three customers in the Encryption Products and Services Segment represented 56%, 31% and 10%, respectively, of total net revenue.  During the three months ended January 31, 2010, three customers in the Encryption Products and Services Segment represented 36%, 17% and 12%, respectively, of total net revenue.

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

Financial assets recorded in the accompanying condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which we have the ability to access at the measurement date.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$11,116	$-	$-	$11,116
U.S. government securities - Cash and cash equivalents		549,999		549,999
Videocon Industries Limited global depository receipts	6,800,112			6,800,112
Digital Info Security Co. Inc. common stock	226,800			226,800

Total financial assets	$7,038,028	$549,999	$-	$7,588,027

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$18,015	$-	$-	$18,015
U.S. government securities - Cash and cash equivalents		849,971		849,971
Videocon Industries Limited global depository receipts	8,524,821			8,524,821
Digital Info Security Co. Inc. common stock	143,989			143,989

Total financial assets	$8,686,825	$849,971	$-	$9,536,796

Our non financial assets and liabilities that are measured on a non-recurring basis include our property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists.  These assets were not presented in the preceding table.

It is impractical to determine the fair value of the investment in Volga given that Volga is a Russian company, operates under Russian corporate law, and Volga does not use United States GAAP.  This investment was not presented in the preceding table.

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

ASC 320 and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the cost basis of the investment, a write-down accounted for as a realized loss should be recorded.  At each reporting period we assess our investment in Videocon to determine if a decline that is other than temporary has occurred.  In evaluating our investment in Videocon at October 31, 2009, we determined that based on both the duration and the continuing magnitude of the market price decline compared to the original cost basis of $16,200,000 and the uncertainty of its recovery, a write-down of the investment should be recorded as of October 31, 2009 and a new cost basis of $7,105,264 should be established.   The fair value of our investment as of January 31, 2011 of approximately $6,800,000 represents a price decline of approximately $305,000 from the revised cost basis.  In evaluating our investment in Videocon at January 31, 2011, we determined that based on both the duration and the magnitude of the market price decline compared to the revised cost basis, a write down of the investment as of January 31, 2011 is not required.

  The fair value of our investment in Videocon as of October 31, 2010, and the unrealized loss for the three month period ended January 31, 2011, are as follows:

Investment in Videocon
Fair Value as of October 31, 2010	$8,524,821
Unrealized loss	(1,724,709)
Fair Value as of January 31, 2011	$6,800,112

Investment in Digital Info Security Co. Inc.

Our investment in DISC is classified as an “available-for-sale security” and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.  The original cost basis was determined using the specific identification method.  DISC’s common stock is not registered under the Securities Act of 1934, but is traded in the over the counter market and quoted on the Pink Sheets.  At each reporting period we assess our investment in DISC to determine if a decline that is other than temporary has occurred.  In evaluating our investment in DISC at October 31, 2009 we determined that, due to the decline in market value and the uncertainty of its recoverability, an other than temporary impairment of the investment of approximately $124,000 should be recorded as of October 31, 2009 and a new cost basis of $198,030 should be established.

The fair value of our investment in DISC as of October 31, 2010, and the cost basis of common stock sold and unrealized gain for the three month period ended January 31, 2011, are as follows:

Investment in DISC
Fair Value as of October 31, 2010	$143,989
DISC common stock sold	(18,888)
Unrealized gain	101,699
Fair Value as of January 31, 2011	$226,800

During the three months ended January 31, 2011, we received proceeds of approximately $23,000 on the sale of 899,443 shares of the 7,199,443 shares of DISC common stock we held at October 31, 2010, and recorded a net gain on such sales of approximately $4,000.

Investment in Volga-Svet, Ltd

As we do not believe that we can exercise significant influence over Volga, our investment in Volga is recorded at cost of $127,500, based on the closing price of our common stock at the time of the acquisition.  As of January 31, 2011, we have not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

6.             NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the three-month periods ended January 31, 2011 and 2010, were stock options to purchase 19,422,045 shares and 19,804,511 shares, respectively, and warrants to purchase 500,000 shares.

7.             EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

Effective November 1, 2011, we adopted the new FASB Accounting Standards Update (“ASU”) No. 2009-13.  This ASU amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (“VSOE”) or Third-Party Evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE for one or more delivered or undelivered elements in a multiple-element arrangement, we will be required to estimate the selling prices of those elements that meet the remaining separation criteria.  The overall arrangement fee will be allocated to each element based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price.  Additionally, the new guidance will require us to disclose more information about their multiple-element revenue arrangements.  We will apply this guidance prospectively for revenue arrangements entered into or materially modified in future periods.  The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

8.             INCOME TAXES

We file Federal and New York State income tax returns.  Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1996.   We account for interest and penalties related to income tax matters in selling, general and administrative expenses. There are no unrecognized benefits as of January 31, 2011 and October 31, 2010.

9.             SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on management’s approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services.  The following represents selected financial information for our segments for the three-month periods ended January 31, 2011 and 2010:

Segment Data	Display Technology	Encryption Products and Services	Total

Three Months Ended January 31, 2011:
Net revenue	$-	$16,958	$16,958
Net loss	(1,142,171)	(383,938)	(1,526,109)

Three Months Ended January 31, 2010:
Net revenue	$-	$38,870	$38,870
Net loss	(790,928)	(715,236)	(1,506,164)

10.           CONTINGENCES

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

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received a license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received a license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  In June 2010, we agreed to continue the deferral of the license fee payments from Videocon.  In August 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended July 31, 2010 pursuant to the modified payment terms.  In September 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the fourth quarter of fiscal year 2010 on the condition that during the first quarter of fiscal year 2011, Videocon make an additional payment of $300,000 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  The $300,000 license fee payment from Videocon, which was due during the first quarter of fiscal year 2011 pursuant to the modified payment terms, has been rescheduled for payment in the second quarter of fiscal year 2011.

In January 2011, we agreed to continue the deferral of the license fee payments on the condition that Videocon make an additional payment of $300,000 during the second quarter of fiscal year 2011 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the above payment deferrals in light of our joint decision to jointly develop improved versions of our nanotube display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage.  Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon, which payments were originally payable in installments over a 27 month period scheduled to end in August 2010, that would materially affect in which future periods revenues from Videocon are recognized.  While Videocon’s obligation with respect to the balance of the license fee remains in effect, we cannot presently estimate specific future payments dates for the remaining $7.8 million of license fee payments.  As of January 31, 2011, we have received aggregate license fee payments from Videocon of $3.2 million.

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

The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ equity in the accompanying consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.  See Note 1 to the Condensed Consolidated Financial Statements.  Our sale of the CopyTele Shares to Mars Overseas and our purchase of the Videocon GDRs had the combined effect, as of the date of closing, of increasing (a) our net assets by $11,200,000, as our $16,200,000 investment in Videocon GDRs (at market value at the time of the investment was made) was offset by our $5,000,000 loan payable to related party (Mars Overseas) and (b) our shareholders’ equity by $11,200,000, as the $16,200,000 of proceeds received from the sale of our common stock to Mars Overseas was offset by the $5,000,000 receivable from a related party (Mars Overseas).   We carry our investment in the Videocon GDRs, at fair value, based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.   Based upon the duration and the continuing magnitude of the market price decline in Videocon’s equity shares, we recorded a write-down of this investment of approximately $9,095,000 which reduced the carrying value of the Videocon GDRs to approximately $7,105,000 as of October 31, 2009.  As of January 31, 2011, the fair value of the Videocon GDRs was approximately $6,800,000.  We can give no assurance that we will not record an additional impairment charge or what value, if any that we will realize from the sale of the Videocon GDRs should we choose to sell the Videocon GDR when the seven year lock-up expires.  However, as we used the proceeds received from the sale of our shares to Mars Overseas to acquire the Videocon GDRs, such transaction did not have an effect on our liquidity or cash resources. In addition, the primary purpose of the transaction was to establish cross-equity ownership with the entities with whom we do business, which our management believes is an effective tool to foster collaboration and to allow our Company to benefit economically should the entities with whom we do business be successful in commercializing our products.

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

Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow.  Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations.  Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options.  Since 1999 we have also generated cash limited flows from sales of our encryption products and services and in May 2008 we began receiving license fees from Videocon related to our display technology pursuant to the License Agreement.

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

We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.  For additional discussion on the application of these and other accounting polices, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2010.

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

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Since the inception of the License Agreement, we have not earned any royalty income.  In addition, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.   As a result of ongoing improvements to our display technology, we have extended the estimated period that we expect to provide cooperation and assistance.   We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized.  We did not recognize license fee revenue during the three-month periods ended January 31, 2011 and 2010.

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

Stock Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $259,000 and $275,000 during the three-month periods ended January 31, 2011 and 2010, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50. We recognized consulting expense for stock options granted to non-employee consultants during the three-month periods ended January 31, 2011 and 2010, of approximately $2,000 and $-0-, respectively.

 We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718.  We recorded stock-based compensation expense for the three-month periods ended January 31, 2011 and 2010, of approximately $476,000 and $377,000, respectively, for the shares of common stock issued to employees, principally in lieu of cash compensation.  In addition, we recorded consulting expense for the three-month periods ended January 31, 2011 and 2010 of approximately $17,000 and $32,000, respectively, for the shares of common stock issued to consultants.

Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected term.  If factors change and we employ different assumptions in the application of ASC 718 and ASC 505-50 in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.  See Note 2 to the Condensed Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

Three months ended January 31, 2011 compared with three months ended January 31, 2010

Net Revenue

Net revenue from the sale of encryption products decreased by approximately $22,000 in the three months ended January 31, 2011, to approximately $17,000, as compared to approximately $39,000 in the comparable prior-year period.  We had no revenue from display technology license fees or display engineering services during the three month periods ended January 31, 2011 and 2010.  Our encryption revenue has been limited and is sensitive to individual large transactions.

Cost of Encryption Products Sold

The cost of encryption products sold decreased by approximately $17,000 in the three months ended January 31, 2011, to approximately $5,000, as compared to approximately $22,000 in the comparable prior-year period.  The cost of encryption products sold in the three months ended January 31, 2010 includes a provision for excess inventory of approximately $11,000, as compared to none in the current-year period.  The cost of encryption products shipped in the current period decreased to approximately $5,000, as compared to approximately $11,000 in the comparable prior-year period, due to a decrease in unit shipments of encryption products.

Research and Development Expenses

Research and development expenses increased by approximately $80,000 in the three months ended January 31, 2011, to approximately $777,000, from approximately $697,000 in the comparable prior-year period.  The increase in research and development expenses was principally due to an increase in employee compensation and related costs, other than employee stock option compensation expense, of approximately $65,000, an increase in employee stock option compensation expense of approximately $31,000, offset by a decrease in outside research and development costs of approximately $20,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $70,000 to approximately $761,000 in the three months ended January 31, 2011, from approximately $831,000 in the comparable prior-year period.  The decrease in selling, general and administrative expenses was principally due to a decrease in legal and accounting fees of approximately $115,000, a decrease in employee stock option compensation expense of approximately $46,000, offset by an increase in employee compensation and related costs, other than employee stock option compensation expense, of approximately $80,000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and initial public offering, and upon the exercise of stock options.  In addition, commencing in the fourth quarter of fiscal 1999, we have generated limited cash flows from sales of our encryption products and in May 2008, we began receiving license fees from Videocon related to our display technology pursuant to the License Agreement.

During the three months ended January 31, 2011, our cash used in operating activities was approximately $610,000. This resulted from payments to suppliers, employees and consultants of approximately $624,000, which was offset by cash of approximately $14,000 received from collections of accounts receivable related to sales of encryption products and interest income received.  Our cash provided by investing activities during the three months ended January 31, 2011 was approximately $17,000, which resulted from approximately $23,000 received upon the sale of Digital Info Security Co. Inc. common stock offset by the purchase of equipment for approximately $6,000.  Our cash provided by financing activities during the three months ended January 31, 2011 was approximately $478,000, which resulted from cash received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in U.S. government securities at January 31, 2011 decreased to approximately $978,000 from approximately $1,094,000 at October 31, 2010.

           Inventories decreased by approximately $5,000, from approximately $52,000 at October 31, 2010 to approximately $47,000 at January 31, 2011, as a result of the timing of shipments and production schedules.  Prepaid expenses and other current assets decreased approximately $27,000, from approximately $89,000 at October 31, 2010 to approximately $62,000 at January 31, 2011, as a result of the timing of payments.   Investment in Videocon is recorded at fair value and decreased to approximately $6,800,000 at January 31, 2011 from approximately $8,525,000 at October 31, 2010, as a result of a decrease in the price of Videocon’s GDRs which are listed on the Luxembourg Stock Exchange.  Investment in DISC is recorded at fair value and increased to approximately $227,000 at January 31, 2011 from approximately $144,000 at October 31, 2010, as a result of an increase in the price of DISC common shares, which are traded on the over the counter market (and quoted on the Pink Sheets), offset by our sale of 899,443 shares of the 7,199,443 shares of DISC common stock we held at October 31, 2010.  There was no change in the investment in Volga at January 31, 2011 from $127,500 at October 31, 2010.  Accounts payable and accrued liabilities increased by approximately $133,000 from approximately $450,000 at October 31, 2010 to approximately $583,000 at January 31, 2011, as a result of the timing of payments.  Loan payable, which is due in December 2014, remained at $5,000,000 at January 31, 2011 and October 31, 2010.  Loan receivable, which is classified as a contra-equity in the accompanying condensed consolidated balance sheet and is due in December 2014, remained at $5,000,000 at January 31, 2011 and October 31, 2010.  As a result of these changes, working capital at January 31, 2011 decreased to approximately $505,000 from approximately $785,000 at the end of fiscal year 2010.

Our working capital includes inventory of approximately $47,000 at January 31, 2011.  Management has recorded our inventory at the lower of cost or our current best estimate of net realizable value.  To date, sales of our products have been limited.  Accordingly, we can give no assurance that we will not be required to reduce the selling price of our inventory below our current carrying value.

In May 2008, we received the first installment of the license fee of $2,000,000.  In March 2009, we agreed to defer license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received a license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received a license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  In June 2010, we agreed to continue the deferral of the license fee payments from Videocon.  In August 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended July 31, 2010 pursuant to the modified payment terms.  In September 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the fourth quarter of fiscal year 2010 on the condition that during the first quarter of fiscal year 2011, Videocon make an additional payment of $300,000 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  The $300,000 license fee payment from Videocon, which was due during the first quarter of fiscal year 2011 pursuant to the modified payment terms, has been rescheduled for payment in the second quarter of fiscal year 2011.

In January 2011, we agreed to continue the deferral of the license fee payments on the condition that Videocon make an additional payment of $300,000 during the second quarter of fiscal year 2011 and that Videocon and CopyTele agree upon a mutually acceptable payment schedule for the balance of the license fee payments.  While not contemplated or required by the terms of the License Agreement, after discussions with Videocon, we agreed to the above payment deferrals in light of our joint decision to jointly develop improved versions of our nanotube display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage.  Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the License Agreement remain unaffected.  We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon, which payments were originally payable in installments over a 27 month period scheduled to end in August 2010, that would materially affect in which future periods revenues from Videocon are recognized.  While Videocon’s obligation with respect to the balance of the license fee remains in effect, we cannot presently estimate specific future payments dates for the remaining $7.8 million of license fee payments.  As of January 31, 2011, we have received aggregate license fee payments from Videocon of $3.2 million.

With the assistance of Videocon, we have entered into licensing discussions with a large LCD display producer to utilize their production facilities to produce our display technologies, including the Licensed Technology, for their own products and for Videocon products; however, we can give no assurances that we will be able to enter into an agreement with such producer on terms acceptable to us or at all.  We and Videocon are jointly cooperating to seek additional business opportunities for our display technology, including additional licensees to incorporate and produce our display technology.  Under the License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce production display modules utilizing the Licensed Technology and also to provide all tooling and fixtures required for the production process.  The display modules consist of our low voltage phosphor nanotube displays, the attached associated driver circuits, and controller circuits.  Under the terms of the License Agreement, we are disclosing to Videocon the Licensed Technology, including any improvements, providing documentation and training of Videocon personnel, and cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  In connection with our performance requirements under the License Agreement, we are providing technical information to Videocon, so they can understand the design and fabrication processes involved in our display technology.  This includes providing the design and fabrication processes of the display components, such as the matrix which contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our displays.  Other components and fabrication processes include the design details of the electron emission system materials and specifications, the methods, materials and processes required to obtain a vacuum for our display operation and the methods and electronics involved to operate, test, and evaluate the performance of the display.  The display technology improvements are aimed at reducing the power, increasing the reliability, lowering fabrication cost and to also accommodate higher resolution (higher pixel density) and higher contrast.  We are using the assistance of Volga, in which we have a 19.9% ownership interest, and an Asian company to implement these improvements.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

Total employee compensation expense for the three-month periods ended January 31, 2011 and 2010 was approximately $968,000 and $839,000, respectively.  During the three-month periods ended January 31, 2011 and 2010, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  During the three-month periods ended January 31, 2011 and 2010, we issued 2,375,435 shares and 611,325 shares, respectively, of common stock to certain employees for services rendered.  We recorded stock-based compensation expense for the three-month periods ended January 31, 2011 and 2010 of approximately $476,000 and $377,000, respectively, for shares of common stock issued to employees.  In addition, during the three-month periods ended January 31, 2011 and 2010, we granted to employees stock options to purchase 2,005,000 shares and 750,000 shares, respectively.  We recorded stock-based compensation expense, related to stock options granted to employees, of approximately $259,000 and $275,000, during the three-month periods ended January 31, 2011 and 2010, respectively.  It is management’s intention to continue to compensate employees by issuing stock or stock options.

During the three-month periods ended January 31, 2011 and 2010, we issued 78,750 shares and 51,670 shares, respectively, of common stock to non-employee consultants for services rendered.  We recorded consulting expense for the three-month periods ended January 31, 2011 and 2010 of approximately $17,000 and $32,000, respectively, for shares of common stock issued to consultants.  In addition, during the three-month periods ended January 31, 2011 and 2010, we granted to consultants options to purchase 10,000 shares and -0- shares, respectively.  We recorded consulting expense related to the stock options granted to the consultant of approximately $2,000 and $-0- for the three-month periods ended January 31, 2011 and 2010, respectively.  It is also management’s intention to continue to compensate consultants, when possible, by issuing stock or stock options.

During the three-month periods ended January 31, 2011 and 2010, stock options to purchase 1,995,000 shares and 815,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $478,000 and $532,000, respectively.

In February 2011, we received proceeds of $1,250,000 pursuant to the sale of 7,000,000 unregistered shares of our common stock and warrants to purchase 7,000,000 shares of our unregistered common stock in a private placement.  Additionally, in February 2011, we sold 3,300,000 shares of DISC common stock that were being held for investment for approximately $100,000.  We currently hold 2,980,000 shares of DISC common stock for investment.

We believe that our existing cash and cash equivalents, together with cash flows from expected sales of our encryption products and revenue relating to our thin, flat, low-voltage phosphor display technology, including license fee and royalties from Videocon or others, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months from the end of this reporting period, if not longer.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options.  We currently have no arrangements with respect to additional financing.  We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

We are seeking to improve our liquidity through increased sales or license of products and technology.  In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users.  During the three months ended January 31, 2011, we have recognized revenue from sales of encryption products of approximately $17,000.  In fiscal 2008, we entered into the License Agreement with Videocon.  As of January 31, 2011, we received aggregate license fee payments of $3,200,000.

The following table presents our expected cash requirements for contractual obligations outstanding as of January 31, 2011:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Consulting Agreement	$-	$-	$-	$-	$-

Noncancelable Operating Leases	$255,000	$-	-	-	$255,000

Secured Loan Obligation to Mars Overseas	-	-	5,000,000	-	$5,000,000

Total Contractual Cash Obligations	$255,000	$-	$5,000,000	$-	$5,255,000

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

Refer to Note 7 to the Condensed Consolidated Financial Statements – “Effect of Recent Pronouncements” for discussion regarding the impact of recently adopted accounting on our condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, but are not limited to, those factors set forth in Part II, Item 1A – “Risk Factors” below and Note 1 to the Condensed Consolidated Financial Statements. You should read this discussion and analysis along with our Annual Report on Form 10-K for the year ended October 31, 2010 and the condensed consolidated financial statements included in this Report.   We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2011, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

At January 31, 2011, our investment in Videocon GDRs is recorded at fair value of approximately $6,800,000 and has exposure to additional price risk.  The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of January 31, 2011 amounts to approximately $680,000.

Our investment in DISC common stock at January 31, 2011 is recorded at fair value of approximately $227,000 and has exposure to price risk.  DISC’s common stock is not registered under the Securities Exchange Act of 1934, but is traded in the over the counter market and quoted on the Pink Sheets.  Accordingly, the fair value of DISC’s common stock is subject to price risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in price of this investment, as of January 31, 2011 amounts to approximately $23,000.

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

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.  None

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 5.  Other Information.  None

Item 6.  Exhibits.

31.1           Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2011.

31.2           Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2011.

32.1           Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 17, 2011.

32.2           Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 17, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board and
Chief Executive Officer
March 17, 2011	(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer
March 17, 2011	(Principal Financial and Accounting Officer)

41