Form 10-Q
period 2011-04-30
COPYTELE INC
filed 2011-06-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

Commission file number 0-11254

COPYTELE, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2622630
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization	Identification no.)

900 Walt Whitman Road
Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

On June 9, 2011, the registrant had outstanding 170,759,267 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of April 30, 2011 (Unaudited)
and October 31, 2010	3

Condensed Consolidated Statements of Operations (Unaudited) for the six
months ended April 30, 2011 and 2010	4

Condensed Consolidated Statements of Operations (Unaudited) for the three
months ended April 30, 2011 and 2010	5

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
for the six months ended April 30, 2011	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six
months ended April 30, 2011 and 2010	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8 – 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	26 – 43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures.	43

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	44

Item 1A. Risk Factors.	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 3. Defaults Upon Senior Securities.	44

Item 5. Other Information.	44

Item 6. Exhibits.	44

SIGNATURES	45

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	April 30, 2011	October 31, 2010
Current assets:
Cash and cash equivalents	$347,102	$1,094,116
Short-term investment in U.S. government securities	1,349,389	-
Inventories	31,774	51,972
Prepaid expenses and other current assets	56,636	88,805
Total current assets	1,784,901	1,234,893

Investment in Videocon Industries Limited global depository receipts, at market value	6,677,452	8,524,821

Investment in Volga-Svet, Ltd., at cost	127,500	127,500

Investment in Digital Info Security Co. Inc. common stock, at market value	17,880	143,989

Property and equipment, net	19,341	14,873

Total assets	$8,627,074	$10,046,076

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$455,714	$355,679
Accrued liabilities	96,277	94,442
Total current liabilities	551,991	450,121

Contingencies (Note 10)

Loan payable to related party	5,000,000	5,000,000

Shareholders’ equity:
Preferred stock, par value $100 per share; 500,000 shares authorized; no
shares issued or outstanding	-	-
Common stock, par value $.01 per share; 240,000,000 shares authorized;
168,608,568 and 153,744,438 shares issued and outstanding, respectively	1,686,086	1,537,444
Additional paid-in capital	123,127,145	120,098,640
Loan receivable from related party	(5,000,000)	(5,000,000)
Accumulated deficit	(116,265,636)	(113,452,487)
Accumulated other comprehensive (loss) income	(472,512)	1,412,358
Total shareholders’ equity	3,075,083	4,595,955

Total liabilities and shareholders’ equity	$8,627,074	$10,046,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended April 30,
	2011	2010

Net revenue
Revenue from sales of encryption products, net	$103,873	$61,395
Display technology license fee	-	300,000
Total net revenue	103,873	361,395

Cost of revenue and operating expenses
Cost of encryption products sold	29,858	41,051
Research and development expenses	1,508,718	1,546,212
Selling, general and administrative expenses	1,378,989	1,625,115
Total cost of revenue and operating expenses	2,917,565	3,212,378

Loss from operations	(2,813,692)	(2,850,983)

Dividend income	-	68,211

Interest income	543	4,704

Loss before income taxes	(2,813,149)	(2,778,068)

Provision for income taxes	-	-

Net loss	$(2,813,149)	$(2,778,068)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	161,227,190	146,194,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended April 30,
	2011	2010

Net revenue
Revenue from sales of encryption products, net	$86,915	$22,525
Display technology license fee	-	300,000
Total net revenue	86,915	322,525

Cost of revenue and operating expenses
Cost of encryption products sold	24,652	19,044
Research and development expenses	731,806	849,275
Selling, general and administrative expenses	618,011	794,583
Total cost of revenue and operating expenses	1,374,469	1,662,902

Loss from operations	(1,287,554)	(1,340,377)

Dividend Income	-	68,211

Interest income	514	262

Loss before income taxes	(1,287,040)	(1,271,904)

Provision for income taxes	-	-

Net loss	$(1,287,040)	$(1,271,904)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	166,418,894	147,108,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2011 (UNAUDITED)

				Loan		Accumulated
			Additional	Receivable		Other	Total
	Common Stock		Paid-in	From	Accumulated	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Related Party	Deficit	Income (Loss)	Equity

Balance, October 31, 2010	153,744,438	$1,537,444	$120,098,640	$(5,000,000)	$(113,452,487)	$1,412,358	$4,595,955

Stock option compensation to
employees	-	-	309,380	-	-	-	309,380
Stock option compensation to
consultant	-	-	44,034	-	-	-	44,034
Common stock issued upon
exercise of stock options under
stock option plans	2,545,000	25,450	551,950	-	-	-	577,400
Common stock issued to
employees pursuant to stock
incentive plans	5,115,195	51,152	908,840	-	-	-	959,992
Common stock issued to
consultants pursuant to
stock incentive plans	203,935	2,040	34,301	-	-	-	36,341
Common stock and warrants
issued in a private
placement	7,000,000	70,000	1,180,000	-	-	-	1,250,000
Unrealized (loss) on investment in
Videocon Industries Limited
global depository receipts	-	-	-	-	-	(1,847,369)	(1,847,369)
Unrealized (loss) on investment in
Digital Info Security Co., Inc.
common stock	-	-	-	-	-	(37,501)	(37,501)
Net loss	-	-	-	-	(2,813,149)	-	(2,813,149)

Balance, April 30, 2011	168,608,568	$1,686,086	$123,127,145	$(5,000,000)	$(116,265,636)	$(472,512)	$3,075,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	April 30,
	2011	2010
Cash flow from operating activities:
Payments to suppliers, employees and consultants	$(1,437,894)	$(1,682,238)
Cash received from sales of product and services	102,173	54,445
Cash received from display technology license fee	-	300,000
Dividend received	-	68,211
Net cash used in operating activities	(1,335,721)	(1,259,582)

Cash flow from investing activities:
Disbursements to acquire short-term investments (U.S. government securities)	(1,548,927)	(749,870)
Proceeds from the sale or maturities of short-term investments (U.S. government
securities)	199,910	750,000
Proceeds from sale of Digital Info Security Co., Inc. common stock	118,777	29,212
Payments for purchases of property and equipment	(8,453)	-
Net cash (used in) provided by investing activities	(1,238,693)	29,342

Cash flow from financing activities:
Private placement	1,250,000	-
Proceeds from exercise of stock options	577,400	854,000
Net cash provided by financing activities	1,827,400	854,000

Net decrease in cash and cash equivalents	(747,014)	(376,240)

Cash and cash equivalents at beginning of period	1,094,116	1,451,241

Cash and cash equivalents at end of period	$347,102	$1,075,001

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,813,149)	$(2,778,068)
Stock option compensation to employees	309,380	438,828
Stock option compensation to consultants	44,034	6,392
Stock awards granted to employees pursuant to stock incentive plans	959,992	994,613
Stock awards granted to consultants pursuant to stock incentive plans	36,341	42,196
Provision for slow moving inventory reserve	-	23,587
Depreciation expense	3,985	4,215
Amortized discount on investments (U.S. government securities)	(372)	(181)
(Gain) on sale of Digital Info Security Co., Inc. common stock	(30,169)	(7,439)
Change in operating assets and liabilities:
Inventories	20,198	15,873
Prepaid expenses and other current assets	32,169	7,323
Accounts payable and accrued liabilities	101,870	(6,921)
Net cash used in operating activities	$(1,335,721)	$(1,259,582)

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

The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information contained herein is as of April 30, 2011 and for the six-month and three-month periods ended April 30, 2011 and 2010.  In management’s opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.  We are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  We have evaluated subsequent events for possible disclosure through the date the condensed consolidated financial statements were issued.

The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. (“CopyTele International”) and CopyTele Marketing Inc. (“CopyTele Marketing”).  CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in July 2007 and September 2007, respectively.  CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company (“Videocon”).  As of April 30, 2011, CopyTele Marketing was inactive.  All significant intercompany transactions have been eliminated in consolidation.

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

Funding and Management’s Plans

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options.  In addition, commencing in the fourth quarter of fiscal 1999, we have generated limited cash flows from sales of our encryption products and in May 2008 began receiving license fees from Videocon related to our display technology pursuant to the Videocon License Agreement (as defined below).  In May 2011, we entered into the EPD License Agreement and Nano Display License Agreement (as defined below) with AU Optronics Corp., a Taiwanese company (“AUO”), and are scheduled to receive an initial license fee in June 2011.

During the six months ended April 30, 2011, our cash used in operating activities was approximately $1,336,000.  This resulted from payments to suppliers, employees and consultants of approximately $1,438,000, which was offset by cash of approximately $102,000 received from collections of accounts receivable related to sales of encryption products.  Our cash used in investing activities during the six months ended April 30, 2011 was approximately $1,239,000, which resulted from purchases of short-term U.S. government securities of approximately $1,549,000 and the purchase of equipment for approximately $8,000, offset by approximately $200,000 received upon the sale of short-term investments consisting of U.S. government securities and approximately $119,000 received upon the sale of Digital Info Security Co. Inc. (“DISC”) common stock.  Our cash provided by financing activities during the six months ended April 30, 2011 was approximately $1,827,000, which resulted from cash of $1,250,000 received from the sale of common stock in a private placement and approximately $577,000 received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in U.S. government securities at April 30, 2011 increased to approximately $1,696,000 from approximately $1,094,000 at October 31, 2010.

Total employee compensation expense for the six-month periods ended April 30, 2011 and 2010 was approximately $1,742,000 and $1,876,000, respectively, and for the three-month periods ended April 30, 2011 and 2010 was approximately $774,000 and $1,038,000, respectively.  During the six-months ended April 30, 2011 and 2010, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  We recorded stock-based compensation expense, related to stock awards granted to employees, for the six-month periods ended April 30, 2011 and 2010 of approximately $960,000 and $995,000, respectively, and the three-month periods ended April 30, 2011 and 2010 of approximately $484,000 and $618,000, respectively.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, for the six-month periods ended April 30, 2011 and 2010 of approximately $309,000 and $439,000, respectively and for the three-month periods ended April 30, 2011 and 2010 of approximately $50,000 and $164,000 respectively.

In February 2011, we sold 7,000,000 unregistered shares of our common stock in a private placement at a price of $0.1786 per share, for proceeds of $1,250,000, of which 3,360,000 shares were sold to our Chairman and Chief Executive Officer, our Chief Financial Officer and director, and the two other directors of the Company.  In conjunction with the sale of the common stock, we issued warrants to purchase 7,000,000 unregistered shares of our common stock.  Each warrant grants the holder the right to purchase one share of our common stock (or 7,000,000 shares of common stock in the aggregate) at the purchase price of $0.1786 per share on or before February 8, 2016.  The warrants were valued at $0.0756 per share using a Black-Scholes pricing model, adjusted for the estimated impact on fair value of the restrictions relating to the warrants.

We believe that our existing cash and cash equivalents, together with cash flows from expected sales of our encryption products and revenue relating to our display technologies, including license fee and royalties from Videocon, AUO or others, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months from the end of this reporting period, if not longer.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options.  We currently have no arrangements with respect to additional financing.  We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

AU Optronics Corp.

On May 27, 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) with AUO.  Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper ® display patents and technology (the “EPD Licensed Technology”), for AUO (or an AUO affiliate) to produce, market and sell products containing the EPD Licensed Technology, with the right to sublicense the technology to third parties.  We retained the non-exclusive right to use the EPD Licensed Technology in a non-competitive manner.

On May 27, 2011, we also entered into a License Agreement (the “Nano Display License Agreement”) with AUO.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our Nano Display patents and technology (the “Nano Display Licensed Technology”), for AUO (or an AUO affiliate) to produce, market and sell products containing the Nano Display Licensed Technology, with the right to consent to the granting of licenses of the Nano Display Licensed Technology to third parties.

Under these agreements, AUO has agreed to pay CopyTele an aggregate license fee of US$ 10 million, of which $3 million is payable on or before June 26, 2011 and an additional US $7 million is payable upon completion of certain conditions for the respective technologies.  In addition, each of the agreements also provides for the basis for royalty payments by AUO to CopyTele.

Related Party Transactions with Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008), (the “Videocon License Agreement”) with Videocon.  In April 2008, the Indian Government approved the Videocon License Agreement.  Under the Videocon License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor, Nano Displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  With the approval and support of Videocon, in May 2011 we have entered into license agreements with AUO, a large LCD display producer, to utilize their production facilities to produce our display technologies, including the Licensed Technology, for their own products and potentially for Videocon products.  Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele, Videocon, and AUO.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and was originally scheduled to continued until August 2010 (which has been extended due to a portion of such license fee payments having been subsequently deferred as described in more detail below), and an agreed upon royalty from Videocon based on display sales by Videocon, which royalty will decrease after a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Licensed Technology, as defined in the Videocon License Agreement.

In May 2008, we received the first installment of the license fee of $2,000,000, under the Videocon License Agreement.  In March 2009, we agreed to defer license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received a license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received a license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  In June 2010, we agreed to continue the deferral of the license fee payments from Videocon.  In August 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended July 31, 2010 pursuant to the modified payment terms.  In September 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the fourth quarter of fiscal year 2010 on the condition that during the first quarter of fiscal year 2011, Videocon make an additional payment of $300,000, which payment we are currently in discussion with Videocon for as well as for the balance of the license fee payments of $7.8 million, in light of the addition of a licensee and other potential licensees.

While not contemplated or required by the terms of the Videocon License Agreement, after discussions with Videocon, we agreed to the above payment deferrals in light of our joint decision to jointly develop improved versions of our Nano Display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage.  Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the Videocon License Agreement remain unaffected.  We presently anticipate that ongoing improvements to our display technology and our current discussions with Videocon as described above will likely result in future modifications of the timing of payments from Videocon.  As of April 30, 2011, we have received aggregate license fee payments from Videocon of $3.2 million.

Under the Videocon License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce production display modules utilizing the Licensed Technology and also to provide all tooling and fixtures required for the production process.  Under the terms of the Videocon License Agreement, we are disclosing to Videocon the Licensed Technology, including any improvements, providing documentation and training of Videocon personnel, and cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

The arrangement with Videocon also provides for each of the parties to designate an advisor to the other party’s Board of Directors.  The purpose of the advisor to the Board of Directors is to provide knowledge to the Board of the display market and to apprise the Board of developments in this market.  CopyTele believes this designation to be inconsequential to the operation of the Videocon License Agreement.

Under the Videocon License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology.  We also continue to have the right to utilize Volga Svet Ltd., a Russian corporation (“Volga”), in which we have a 19.9% ownership interest, with whom we have been working with for more than thirteen years, and an Asian company with whom we have been working with for more than seven years, to produce and market, products utilizing the Licensed Technology.

At the same time we entered into the original Videocon License Agreement, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”).  Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000, which was valued based on the actively traded market price of our common stock.  The purchase of the CopyTele Shares pursuant to the Share Subscription Agreement closed in November 2007.

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

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” to determine whether multiple deliverables in our arrangement with Videocon represent separate units of accounting.  Under the Videocon License Agreement, CopyTele is required to: (a) disclose to Videocon the Licensed Technology and provide reasonable training of Videocon personnel; (b) jointly cooperate with Videocon to produce prototypes prior to production; and (c) assist Videocon in preparing for production.  CopyTele has determined that these performance obligations do not have value to Videocon on a standalone basis, as defined in such accounting guidance, and accordingly they do not represent separate units of accounting.

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Since the inception of the Videocon License Agreement, we have not earned any royalty income.  In addition, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.  As a result of ongoing improvements to our display technology, we have extended the estimated period that we expect to provide cooperation and assistance.  We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized.  On this basis, we recognized license fee revenue for the six-month periods and three-month periods ended April 30, 2011 and 2010 of $ -0- and $300,000, respectively.

2.             STOCK BASED COMPENSATION

We maintain stock equity incentive plans under which we may grant non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model.  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $309,000 and $439,000, during the six-month periods ended April 30, 2011 and 2010, respectively, and of approximately $50,000 and $164,000, during the three-month periods ended April 30, 2011 and 2010, respectively.  Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.

The stock-based compensation cost for stock options granted in prior periods but not yet vested, included in compensation expense related to stock options granted to employees and directors, recorded during the six-month periods ended April 30, 2011 and 2010 was approximately $4,000 and $12,000, respectively, and during the three-month periods ended April 30, 2011 and 2011 was approximately $2,000 and $6,000,    respectively.  As of April 30, 2011, there was approximately $4,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors, which is expected to be amortized during the current fiscal year.

We account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees”.  In accordance with ASC 505-50, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model.  We recognized consulting expense for options granted to non-employee consultants, during the six-month periods ended April 30, 2011 and 2010, of approximately $44,000 and $6,000, respectively and during the three-month periods ended April 30, 2011 and April 30, 2010, of approximately $42,000 and $6,000, respectively. Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.  As of April 30, 2011, there was no unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants.

Fair Value Determination

We separate the employees and directors we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors.  To determine the weighted average fair value of stock options on the date of grant for options granted to employees and directors, we take a weighted average of the assumptions used for each of these groups.  The fair value of stock options granted to consultants is determined on an individual basis.  Stock options we granted during the six months ended April 30, 2011 and 2010 consisted of awards of options with 10-year terms which vested immediately.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the six and three months ended April 30, 2011 and 2010.

	For the Six Months Ended April 30,		For the Three Months Ended April 30,
	2011	2010	2011	2010
Weighted average fair value at grant date	$0.12	$0.27	$0.11	$0.19
Valuation assumptions:
Expected life ( years)	3.04	1.9	4.29	1.9
Expected volatility	101%	111%	106%	104%
Risk-free interest rate	.85%	.76%	1.44%	.87%
Expected dividend yield	0	0	0	0

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

Stock Option Activity

During the six-month periods ended April 30, 2011 and 2010, we granted options to purchase 2,805,000 shares and 1,610,000 shares, respectively, to employees, directors and consultants of common stock at weighted average exercise prices of $0.22 and $0.51 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan") and the CopyTele, Inc. 2010 Share Incentive Plan (the "2010 Share Plan).  During the six-month periods ended April 30, 2011 and 2010, stock options to purchase 2,545,000 shares and 1,665,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $577,000 and $854,000, respectively.

Stock Option Plans

As of April 30, 2011, we have three stock option plans: the CopyTele, Inc. 2000 Share Incentive Plan ("2000 Share Plan "), the 2003 Share Plan, and the 2010 Share Plan, which were adopted by our Board of Directors on May 8, 2000, April 21, 2003 and July 14, 2010, respectively.

In accordance with the provisions thereof, the 2000 Share Plan terminated with respect to the grant of future options on May 8, 2010.  The exercise price with respect to all of the stock options granted under the 2000 Share Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date.  Information regarding the 2000 Share Plan for the six months ended April 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding and Exercisable at October 31, 2010	870,466	$0.66
Expired	(655,466)	$0.75
Options Outstanding and Exercisable at April 30, 2011	215,000	$0.40	$ -0-

The following table summarizes information about stock options outstanding under the 2000 Share Plan as of April 30, 2011:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.40	215,000	0.39	$0.40

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards, and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan is administered by the Board of Directors, which determines the option price, term, and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2011, the 2003 Share Plan had 345,694 shares available for future grants.  No grants were made under the 2003 Share Plan during the six-month period ended April 30, 2011.  Information regarding the 2003 Share Plan for the six months ended April 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding and Exercisable at October 31, 2010 and April 30, 2011	18,112,045	$0.80	$ -0-

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of April 30, 2011:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25 - $0.65	5,160,970	3.84	$0.54
$0.68 - $0.84	5,156,075	5.32	$0.79
$0.86 - $1.46	7,795,000	5.67	$0.97

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards, and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan is 15,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.  The 2010 Share Plan is administered by the Board of Directors, which determines the option price, term, and provisions of each option. The exercise price with respect to the options granted under the 2010 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date.  As of April 30, 2011, the 2010 Share Plan had 1,966,340 shares available for future grants.  Information regarding the 2010 Share Plan for the six months ended April 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2010	1,035,000	$0.21
Granted	2,805,000	$0.22
Exercised	(2,545,000)	$0.23
Options Outstanding at April 30, 2011	1,295,000	$0.20	$30,338
Options Exercisable at April 30, 2011	1,235,000	$0.20	$28,688

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of April 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.18 -$0.23	1,295,000	9.26	$0.20	1,235,000	9.50	$0.20

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  During the six-month periods ended April 30, 2011 and 2010, we issued 5,115,195 shares and 2,131,505 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2010 Share Plan and the 2003 Share Plan.  We recorded compensation expense for the six-month periods ended April 30, 2011 and 2010, of approximately $960,000 and $995,000, respectively, and for the three-month periods ended April 30, 2011 and 2010, of approximately $484,000 and $618,000, respectively, for the shares of common stock issued to employees.  Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.  In addition, during the six-month periods ended April 30, 2011 and 2010, we issued 203,935 shares and 79,605 shares, respectively, of common stock to consultants for services rendered pursuant to the 2010 Share Plan and the 2003 Share Plan.  We recorded consulting expense for the six-month periods ended April 30, 2011 and 2010 of approximately $36,000 and $42,000, respectively, and for the three-month periods ended April 30, 2011 and 2010 of approximately $20,000 and $10,000, respectively for the shares of common stock issued to consultants.  Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

3.             CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business.  Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts.  Generally, no collateral is received from customers for our accounts receivable.  Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur. During the six months ended April 30, 2011, one customer in the Encryption Products and Services Segment represented 35% of total net revenue.  During the six months ended April 30, 2010, one customer in the Display Technology Segment represented 83%, of total net revenue.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$7,780	$-	$-	$7,780
U.S. government securities - Short-term investments		1,349,389		1,349,389
Videocon Industries Limited global depository receipts	6,677,452			6,677,452
Digital Info Security Co. Inc. common stock	17,880			17,880

Total financial assets	$6,703,112	$1,349,389	$-	$8,052,501

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$18,015	$-	$-	$18,015
U.S. government securities - Cash and cash equivalents		849,971		849,971
Videocon Industries Limited global depository receipts	8,524,821			8,524,821
Digital Info Security Co. Inc. common stock	143,989			143,989

Total financial assets	$8,686,825	$849,971	$-	$9,536,796

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

5.             INVESTMENTS

Short-term Investments

At April 30, 2011 we had marketable securities consisting of U.S. government securities in the amount of approximately $1,349,000 that were classified as “held–to-maturity securities” and were carried at amortized costs.  The length of time until maturity of held-to-maturity securities at April 30, 2011 was less than twelve months and the estimated fair value approximated amortized cost; therefore, there were no significant unrecognized holding gains or losses.

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

ASC 320 and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the cost basis of the investment, a write-down accounted for as a realized loss should be recorded.  At each reporting period we assess our investment in Videocon to determine if a decline that is other than temporary has occurred.  In evaluating our investment in Videocon at October 31, 2009, we determined that based on both the duration and the continuing magnitude of the market price decline compared to the original cost basis of $16,200,000 and the uncertainty of its recovery, a write-down of the investment should be recorded as of October 31, 2009 and a new cost basis of $7,105,264 should be established.   The fair value of our investment as of April 30, 2011 of approximately $6,677,000 represents a price decline of approximately $428,000 from the revised cost basis.  In evaluating our investment in Videocon at April 30, 2011, we determined that based on both the duration and the magnitude of the market price decline compared to the revised cost basis, a write down of the investment as of April 30, 2011 is not required.

  The fair value of our investment in Videocon as of April 30, 2011 and October 31, 2010, and the unrealized loss for the six month period ended April 30, 2011, are as follows:

Investment in Videocon
Fair Value as of October 31, 2010	$8,524,821
Unrealized loss	(1,847,369)
Fair Value as of April 30, 2011	$6,677,452

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

The fair value of our investment in DISC as of April 30, 2011 and October 31, 2010, and the cost basis of common stock sold and unrealized loss for the six month period ended April 30, 2011, are as follows:

Investment in DISC
Fair Value as of October 31, 2010	$143,989
DISC common stock sold	(88,608)
Unrealized loss	(37,501)
Fair Value as of April 30, 2011	$17,880

During the six months ended April 30, 2011, we received proceeds of approximately $119,000 on the sale of 4,219,443 shares of the 7,199,443 shares of DISC common stock we held at October 31, 2010, and recorded a net gain on such sales of approximately $30,000. During the three months ended April 30, 2011, we received proceeds of approximately $96,000 on the sale of 3,320,000 shares of DISC stock and recorded a gain on such sale of approximately $26,000.

Investment in Volga-Svet, Ltd

As we do not believe that we can exercise significant influence over Volga, our investment in Volga is recorded at cost of $127,500, based on the closing price of our common stock at the time of the acquisition.  As of April 30, 2011, we have not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

6.              NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the six-month and three-month periods ended April 30, 2011 and 2010, were stock options to purchase 19,622,045 and 19,764,511 shares respectively, and warrants to purchase 7,500,000 and 500,000 shares, respectively.

7.             EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

Effective November 1, 2010, we adopted the new FASB Accounting Standards Update (“ASU”) No. 2009-13.  This ASU amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (“VSOE”) or Third-Party Evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE for one or more delivered or undelivered elements in a multiple-element arrangement, we will be required to estimate the selling prices of those elements that meet the remaining separation criteria.  The overall arrangement fee will be allocated to each element based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price.  Additionally, the new guidance will require us to disclose more information about multiple-element revenue arrangements.  We will apply this guidance prospectively for revenue arrangements entered into or materially modified in future periods.  The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

8.             INCOME TAXES

We file Federal and New York State income tax returns.  Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1996.   We account for interest and penalties related to income tax matters in selling, general and administrative expenses. There are no unrecognized benefits as of April 30, 2011 and October 31, 2010.

9.             SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on management’s approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services.  The following represents selected financial information for our segments for the six-month and three- month periods ended April 30, 2011 and 2010:

Segment Data	Display Technology	Encryption Products and Services	Total

Six Months Ended April 30, 2011:
Net revenue	$-	$103,873	$103,873
Net loss	(2,301,863)	(511,286)	(2,813,149)

Six Months Ended April 30, 2010:
Net revenue	$300,000	$61,395	$361,395
Net loss	(1,235,677)	(1,542,391)	(2,778,068)

Segment Data	Display Technology	Encryption Products and Services	Total

Three Months Ended April 30, 2011:
Net revenue	$-	$86,915	$86,915
Net loss	(1,159,693)	(127,347)	(1,287,040)

Three Months Ended April 30, 2010:
Net revenue	$300,000	$22,525	$322,525
Net loss	(444,749)	(827,155)	(1,271,904)

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

We have developed an innovative new type of flat panel, low-voltage phosphor, Nano Display technology, which is brighter, has higher contrast and consumes less power than our prior Nano Display technology.  This new proprietary display is a color phosphor based display having a unique lower voltage electron emission system to excite the color phosphors.  As with our prior Nano Display technology, the new technology emits light to display color images, such as movies from DVD players.  In addition, we are also developing another version of our new type low voltage and low power display having a different matrix configuration and phosphor excitation system.  These new type of Nano Displays are expected to be lower in cost than our prior displays.

On May 27, 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) with AU Optronics Corp., a Taiwanese company (“AUO”).  Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper ® display patents and technology (the “EPD Licensed Technology”), for AUO (or an AUO affiliate) to produce, market and sell products containing the EPD Licensed Technology, with the right to sublicense the technology to third parties.  We retained the non-exclusive right to use the EPD Licensed Technology in a non-competitive manner.

On May 27, 2011, we also entered into a License Agreement (the “Nano Display License Agreement”) with AUO.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our Nano Display patents and technology (the “Nano Display Licensed Technology”), for AUO (or an AUO affiliate) to produce, market and sell products containing the Nano Display Licensed Technology, with the right to consent to the granting of licenses of the Nano Display Licensed Technology to third parties.

Under these agreements, AUO has agreed to pay CopyTele an aggregate license fee of US$ 10 million, of which $3 million is payable on or before June 26, 2011 and an additional US $7 million is payable upon completion of certain conditions for the respective technologies.  In addition, each of the agreements also provides for the basis for royalty payments by AUO to CopyTele.

In November 2007, we entered into a Technology License Agreement (as amended in May 2008), (the “Videocon License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  In April 2008, the Indian Government approved the Videocon License Agreement.  Under the Videocon License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor, Nano Displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology.  With the approval and support of Videocon, in May 2011 we have entered into license agreements with AUO, a large LCD display producer, to utilize their production facilities to produce our display technologies, including the Licensed Technology, for their own products and potentially for Videocon products.  Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele, Videocon, and AUO.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period, which commenced in May 2008 and was originally scheduled to continue until August 2010 (which has been extended due to a portion of such license fee payments having been subsequently deferred as described in more detail below), and an agreed upon royalty from Videocon based on display sales by Videocon, which royalty will decrease after a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Licensed Technology, as defined in the Videocon License Agreement.

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

In May 2008, we received the first installment of the license fee of $2,000,000, under the Videocon License Agreement.  In March 2009, we agreed to defer license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received a license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received a license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  In June 2010, we agreed to continue the deferral of the license fee payments from Videocon.  In August 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended July 31, 2010 pursuant to the modified payment terms.  In September 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the fourth quarter of fiscal year 2010 on the condition that during the first quarter of fiscal year 2011, Videocon make an additional payment of $300,000, which payment we are currently in discussion with Videocon for as well as for the balance of the license fee payments of $7.8 million, in light of the addition of a licensee and other potential licensees.

While not contemplated or required by the terms of the Videocon License Agreement, after discussions with Videocon, we agreed to the above payment deferrals in light of our joint decision to jointly develop improved versions of our Nano Display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage.  Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the Videocon License Agreement remain unaffected.  We presently anticipate that ongoing improvements to our display technology and our current discussions with Videocon as described above will likely result in future modifications of the timing of payments from Videocon.  As of April 30, 2011, we have received aggregate license fee payments from Videocon of $3.2 million.

Under the Videocon License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce production display modules utilizing the Licensed Technology and also to provide all tooling and fixtures required for the production process.  The display modules consist of our low voltage phosphor Nano Displays, the attached associated driver circuits, and controller circuits.  Under the terms of the Videocon License Agreement, we are disclosing to Videocon the Licensed Technology, including any improvements, providing documentation and training of Videocon personnel, and cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  In connection with our performance requirements under the Videocon License Agreement, we are providing technical information to Videocon, so they can understand the design and fabrication processes involved in our display technology.  This includes providing the design and fabrication processes of the display components, such as the matrix which contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our displays.  Other components and fabrication processes include the design details of the electron emission system materials and specifications, the methods, materials and processes required to obtain a vacuum for our display operation and the methods and electronics involved to operate, test, and evaluate the performance of the display.  The display technology improvements are aimed at reducing the power, increasing the reliability, lowering fabrication cost and to also accommodate higher resolution (higher pixel density) and higher contrast.  We are using the assistance of Volga Svet Ltd., a Russian corporation (“Volga”), in which we have a 19.9% ownership interest, and an Asian company to implement these improvements.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

Under the Videocon License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology.  We also continue to have the right to utilize Volga, with whom we have been working with for more than thirteen years, and the Asian company, with whom we have been working with for more than seven years, to produce and market, products utilizing the Licensed Technology.

In connection with the Videocon License Agreement, Videocon and CopyTele each have the right to appoint one senior advisor to the other’s board of directors for the term of the license granted under the Videocon License Agreement.  Such appointments are limited to advise with respect to strategic planning and technology in the display field and do not grant either such senior advisor any rights with respect to involvement in the overall management or operations of the Company.  While Videocon and CopyTele have made such appointments and the senior advisors from each of the companies are in communications with each other with respect to strategic planning and technology in the display field, the senior advisors have not had any interactions with the other’s board of directors and do not and have not attended any board of director meetings.  Such senior advisors do not presently intend to have any interactions with the other’s board of directors in the future.

At the same time we entered into the original Videocon License Agreement, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”).  Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000, which was valued based on the actively traded market price of our common stock.  The purchase of the CopyTele Shares pursuant to the Share Subscription Agreement closed in November 2007.  Also in November 2007, our wholly-owned British Virgin Islands subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement, as amended (the “Purchase Agreement”) with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), acquired by Global on the Luxembourg Stock Exchange for an aggregate purchase price of $16,200,000.  The price of the Videocon GDRs on the Luxembourg Stock Exchange is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  The purchase of the Videocon GDRs pursuant to the Purchase Agreement closed in December 2007.  For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.   The loans are for a term of seven years and do not bear interest.  See Note 1 to the Condensed Consolidated Financial Statements.

The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ equity in the accompanying consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.  See Note 1 to the Condensed Consolidated Financial Statements.  Our sale of the CopyTele Shares to Mars Overseas and our purchase of the Videocon GDRs had the combined effect, as of the date of closing, of increasing (a) our net assets by $11,200,000, as our $16,200,000 investment in Videocon GDRs (at market value at the time of the investment was made) was offset by our $5,000,000 loan payable to related party (Mars Overseas) and (b) our shareholders’ equity by $11,200,000, as the $16,200,000 of proceeds received from the sale of our common stock to Mars Overseas was offset by the $5,000,000 receivable from a related party (Mars Overseas).   We carry our investment in the Videocon GDRs, at fair value, based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.   Based upon the duration and the continuing magnitude of the market price decline in Videocon’s equity shares, we recorded a write-down of this investment of approximately $9,095,000 which reduced the carrying value of the Videocon GDRs to approximately $7,105,000 as of October 31, 2009.  As of April 30, 2011, the fair value of the Videocon GDRs was approximately $6,677,000.  We can give no assurance that we will not record an additional impairment charge or what value, if any that we will realize from the sale of the Videocon GDRs should we choose to sell the Videocon GDR when the seven year lock-up expires.  However, as we used the proceeds received from the sale of our shares to Mars Overseas to acquire the Videocon GDRs, such transaction did not have an effect on our liquidity or cash resources. In addition, the primary purpose of the transaction was to establish cross-equity ownership with the entities with whom we do business, which our management believes is an effective tool to foster collaboration and to allow our Company to benefit economically should the entities with whom we do business be successful in commercializing our products.

Our Nano Display technology includes a proprietary mixture of specially coated carbon nanotubes and nano materials in combination with our proprietary low voltage color phosphors.  The specially coated carbon nanotubes, which are supplied to us by a U.S. company, and nano materials, require a low voltage for electron emission and are extremely small – approximately 1 ten thousandth the width of a human hair.  Our display technology utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located extremely close from the pixels.  The matrix also has a high pixel field factor to obtain high contrast and low power consumption. As a result, each pixel phosphor brightness is controlled using less than 40 volts.  The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology.  We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition.  We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

We are developing improvements to our Nano Display which provide further performance to achieve our objective of commercializing our display technology.  The Nano Display development improvements are aimed at reducing the display power, increasing the reliability and lowering fabrication cost, and also achieving higher pixel density and higher contrast. These improvements still emit electrons from a propriety mixture of specially coated carbon nanotubes and nano materials but the color pixels have a higher field factor which reduces the power requirement, increases contrast, increases pixel density and potentially increases yield.  Furthermore, the display still utilizes voltages of less than 40 volts.

We believe our Nano Displays could potentially have a cost similar to a CRT (cathode ray tube) and thus cost less than current LCD (liquid crystal display) or PDP (plasma) displays, partly because our display does not contain a backlight, or color filter or polarizer, which represent a substantial portion of the cost of an LCD.

In September 2009, we entered into a Technology License Agreement with Volga to produce and market our thin, flat, low voltage phosphor, Nano Displays in Russia.  We have been working with Volga for the past 13 years to assist us with our low voltage phosphor displays.  As part of our Technology License Agreement with Volga, Volga is required to purchase from us the matrix substrate, carbon nanotubes, and associated display electronics for any production of the licensed displays.  In addition, in September 2009, we entered into a separate agreement with Volga whereby we have obtained a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.

We are continuing our development of various versions of our E-Paper® electrophoretic technology utilizing a TFT substrate similar to our nanotube substrate, but instead of illuminating the color phosphors, specially coated charged particles are moved to create an image.  This version is expected to have superior contrast compared to current e-readers.  It is also bi-stable which requires no power after an image is written.

We have also evaluated our E-Paper® electrophoretic intellectual property with ZQX Advisors, LLC (“ZQX”) under our August 2009 Engagement Agreement.  This included a review of our patent claims in connection with patents relating to the current e-reader market.  We continue to maintain our 19.5% interest in ZQX.

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

As text messaging has become an invaluable communications format widely utilized in government and commercial correspondence, we have released the first version of our Android SMS Encryption App (application) called ProtecText™ Lite  to help secure these communications.  The application is easy to install and use to encrypt Short Message Service (SMS) Text Messages on Android compatible products.  Customers with Android phones can download and installed this application directly from the Android Market.  Android is currently the fastest growing smartphone operating system in the U.S.

We are also continuing to marketing our DCS-1400i voice encryption product for use on 9555 Iridium satellite phones as well as certain compliant USB cellular devices.

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

Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow.  Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations.  Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options.  Since 1999 we have also generated cash limited flows from sales of our encryption products and services and in May 2008 we began receiving license fees from Videocon related to our display technology pursuant to the Videocon License Agreement.   In May 2011, we entered into the EPD License Agreement and Nano Display License Agreement with AUO, and are scheduled to receive an initial license fee in June 2011.

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

We have assessed the revenue guidance of ASC 605-25 “Multiple-Element Arrangements” to determine whether multiple deliverables in our arrangement with Videocon represent separate units of accounting.  Under the Videocon License Agreement, CopyTele is required to: (a) disclose to Videocon the Licensed Technology and provide reasonable training of Videocon personnel; (b) jointly cooperate with Videocon to produce prototypes prior to production; and (c) assist Videocon in preparing for production.  CopyTele has determined that these performance obligations do not have value to Videocon on a standalone basis, as defined in such accounting guidance, and accordingly they do not represent separate units of accounting.

We have established objective and reasonable evidence of fair value for the royalty to be earned during the production period based on analysis of the pricing for similar agreements.  Since the inception of the Videocon License Agreement, we have not earned any royalty income.  In addition, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables.  We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon.   As a result of ongoing improvements to our display technology, we have extended the estimated period that we expect to provide cooperation and assistance.   We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized.  On this basis, we recognized license fee revenue for the six-moth periods and the three-month periods ended April 30, 2011 and 2010 of $-0- and $300,000, respectively.

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

Stock Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $309,000 and $439,000 during the six-month periods ended April 30, 2011 and 2010, respectively, and of approximately $50,000 and $164,000, during the three-months periods ended April 30, 2011 and 2010, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50. We recognized consulting expense for stock options granted to non-employee consultants during the six-month periods ended April 30, 2011 and 2010, of approximately $44,000 and $6,000, respectively and during the three-month periods ended April 30, 2011 and April 30, 2010, of approximately $42,000 and $6,000 respectively.

 We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  We recorded stock-based compensation expense for the six-month periods ended April 30, 2011 and 2010, of approximately $960,000 and $995,000, respectively, and for the three-month periods ended April 30, 2011 and 2010, of approximately $484,000 and $618,000, respectively, for the shares of common stock issued to employees, principally in lieu of cash compensation.  In addition, we recorded consulting expense for the six-month periods ended April 30, 2011 and 2010 of approximately $36,000 and $42,000, respectively, and for the three-months ended April 30, 2011 and 2010, of approximately $20,000 and $10,000, respectively, for the shares of common stock issued to consultants.

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

RESULTS OF OPERATIONS

Six months ended April 30, 2011 compared with six months ended April 30, 2010

Net Revenue

 Net revenue decreased by approximately $257,000 in the six months ended April 30, 2011, to approximately $104,000, as compared to approximately $361,000 in the comparable prior-year period.  We had no revenue during the current period from display technology license fees related to the Videocon License Agreement, as compared to $300,000 in the comparable prior-year period.  See “General” above in this Item 2.  Revenue from sales of encryption products increased by approximately $43,000 in the six months ended April 30, 2011, to approximately $104,000, as compared to approximately $61,000 in the comparable prior-year period.  Our encryption revenue has been limited and is sensitive to individual large transactions.

Cost of Encryption Products Sold

The cost of encryption products sold decreased by approximately $11,000 in the six months ended April 30, 2011, to approximately $30,000, as compared to approximately $41,000 in the comparable prior-year period.  The cost of encryption products sold in the six months ended April 30, 2010 includes a provision for excess inventory of approximately $24,000.  The cost of encryption products shipped in the current period increased to approximately $30,000, as compared to approximately $17,000 in the comparable prior-year period, due to an increase in unit shipments of encryption products.

Research and Development Expenses

Research and development expenses decreased by approximately $37,000 in the six months ended April 30, 2011, to approximately $1,509,000, from approximately $1,546,000 in the comparable prior-year period.  The decrease in research and development expenses was principally due to a decrease in employee compensation and related costs, other than stock option expense, of approximately $27,000, a decrease of approximately $19,000 in employee stock option expense, offset by an increase in engineering supplies and accessories of approximately $33,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $246,000 to approximately $1,379,000 in the six months ended April 30, 2011, from approximately $1,625,000 in the comparable prior-year period.  The decrease in selling, general and administrative expenses was principally due to a decrease in legal and accounting fees of approximately $138,000, a decrease in employee stock option expense of approximately $111,000, a decrease in travel expense of approximately $28,000, an increase in the gain on the sale of DISC common stock of approximately $23,000, offset by an increase in consultant stock option expense of $42,000, and an increase in employee compensation and related costs, other than stock option expense, of approximately $21,000.

Dividend Income

Dividend income in connection with the Videocon GDRs we acquired in December 2007, was $-0- in the six months ended April 30, 2011, compared to approximately $68,000 in the comparable prior-year period.

Three months ended April 30, 2011 compared with three months ended April 30, 2010

Net Revenue

Net revenue decreased by approximately $236,000 in the three months ended April 30, 2011, to approximately $87,000, as compared to approximately $323,000 in the comparable prior-year period.  We had no revenue from display technology license fees related to the Videocon License Agreement during the three month periods ended April 30, 2011 compared to $300,000 in the comparable prior-year period.  See “General” above in this Item 2.  Revenue from sales of encryption products increased by approximately $64,000 in the three months ended April 30, 2011, to approximately $87,000, as compared to approximately $23,000 in the comparable prior-year period.  Our encryption revenue has been limited and is sensitive to individual large transactions.

Cost of Encryption Products Sold

The cost of encryption products sold increased by approximately $6,000 in the three months ended April 30, 2011, to approximately $25,000, as compared to approximately $19,000 in the comparable prior-year period.  The cost of encryption products sold in the three months ended April 30, 2010 includes a provision for excess inventory of approximately $13,000, as compared to none in the current-year period.  The cost of encryption products shipped in the current period increased to approximately $25,000, as compared to approximately $6,000 in the comparable prior-year period, due to an increase in unit shipments of encryption products.

Research and Development Expenses

Research and development expenses decreased by approximately $117,000 in the three months ended April 30, 2011, to approximately $732,000, from approximately $849,000 in the comparable prior-year period.  The decrease in research and development expenses was principally due to a decrease in employee compensation and related costs, other than stock option expense, of approximately $92,000, a decrease in employee stock option expense of approximately $49,000, offset by an increase in engineering supplies and accessories of approximately $29,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $177,000 to approximately $618,000 in the three months ended April 30, 2011, from approximately $795,000 in the comparable prior-year period.  The decrease in selling, general and administrative expenses was principally due to a decrease in employee stock option expense of approximately $64,000, a decrease in employee compensation and related costs, other than stock option expense, of approximately $59,000, a decrease in travel expenses of approximately $30,000, an increase in the gain on the sale of DISC common stock of approximately $26,000, a decrease in legal and accounting fees of approximately $23,000, offset by an increase in consultant stock option expense of approximately $42,000.

Dividend Income

Dividend income in connection with the Videocon GDRs we acquired in December 2007, was $-0- in the three months ended April 30, 2011, compared to approximately $68,000 in the comparable prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and initial public offering, and upon the exercise of stock options.  In addition, commencing in the fourth quarter of fiscal 1999, we have generated limited cash flows from sales of our encryption products and in May 2008, we began receiving license fees from Videocon related to our display technology pursuant to the Videocon License Agreement.  In May 2011, we entered into the EPD License Agreement and Nano Display License Agreement with AUO, and are scheduled to receive an initial license fee in June 2011.

During the six months ended April 30, 2011, our cash used in operating activities was approximately $1,336,000.  This resulted from payments to suppliers, employees and consultants of approximately $1,438,000, which was offset by cash of approximately $102,000 received from collections of accounts receivable related to sales of encryption products.  Our cash used in investing activities during the six months ended April 30, 2011 was approximately $1,239,000, which resulted from purchases of short-term U.S. government securities of approximately $1,549,000 and the purchase of equipment for approximately $8,000, offset by approximately $200,000 received upon the sale of short-term investments consisting of U.S. government securities and approximately $119,000 received upon the sale of Digital Info Security Co. Inc. (“DISC”) common stock.  Our cash provided by financing activities during the six months ended April 30, 2011 was approximately $1,827,000, which resulted from cash of $1,250,000 received from the sale of common stock in a private placement and approximately $577,000 received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in U.S. government securities at April 30, 2011 increased to approximately $1,696,000 from approximately $1,094,000 at October 31, 2010.

Inventories decreased by approximately $20,000, from approximately $52,000 at October 31, 2010 to approximately $32,000 at April 30, 2011, as a result of the timing of shipments and production schedules.  Prepaid expenses and other current assets decreased approximately $32,000, from approximately $89,000 at October 31, 2010 to approximately $57,000 at April 30, 2011, as a result of the timing of payments.   Investment in Videocon is recorded at fair value and decreased to approximately $6,677,000 at April 30, 2011 from approximately $8,525,000 at October 31, 2010, as a result of a decrease in the price of Videocon’s GDRs which are listed on the Luxembourg Stock Exchange.  Investment in DISC is recorded at fair value and decreased to approximately $18,000 at April 30, 2011 from approximately $144,000 at October 31, 2010, as a result of a decrease in the price of DISC common shares, which are traded on the over the counter market (and quoted on the Pink Sheets), and by our sale of 4,219,443 shares of the 7,199,443 shares of DISC common stock we held at October 31, 2010.  There was no change in the investment in Volga at April 30, 2011 from $127,500 at October 31, 2010.  Accounts payable and accrued liabilities increased by approximately $102,000 from approximately $450,000 at October 31, 2010 to approximately $552,000 at April 30, 2011, as a result of the timing of payments.  Loan payable, which is due in December 2014, remained at $5,000,000 at April 30, 2011 and October 31, 2010.  Loan receivable, which is classified as a contra-equity in the accompanying condensed consolidated balance sheet and is due in December 2014, remained at $5,000,000 at April 30, 2011 and October 31, 2010.  As a result of these changes, working capital at April 30, 2011 increased to approximately $1,233,000 from approximately $785,000 at the end of fiscal year 2010.

Under the EPD License Agreement and Nano Display License Agreement with AUO, AUO has agreed to pay CopyTele an aggregate license fee of US$ 10 million, of which $3 million is payable on or before June 26, 2011 and an additional US $7 million is payable upon completion of certain conditions for the respective technologies.  In addition, each of the agreements also provides for the basis for royalty payments by AUO to CopyTele.

In May 2008, we received the first installment of the license fee of $2,000,000, under the Videocon License Agreement.  In March 2009, we agreed to defer license fee payments due from Videocon that had been scheduled to be paid in the second quarter of fiscal year 2009 and we separately agreed to reimburse Videocon $250,000 for engineering services related to improved versions of our display technology, which amount was offset against amounts due from Videocon in lieu of a cash payment.  In June 2009, we received a license fee payment from Videocon of $250,000, which was due during the quarter ended April 30, 2009 pursuant to the modified payment terms.  In August 2009, we received a license fee payment from Videocon of $100,000, which was due during the quarter ended July 31, 2009 pursuant to the modified payment terms.  In January 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the first quarter of fiscal year 2010.  In March 2010, we received a license fee payment from Videocon of $300,000, which was due during the quarter ended January 31, 2010 pursuant to the modified payment terms.  In June 2010, we agreed to continue the deferral of the license fee payments from Videocon.  In August 2010, we received an additional license fee payment from Videocon of $300,000, which was due during the quarter ended July 31, 2010 pursuant to the modified payment terms.  In September 2010, we agreed to defer the license fee payments due from Videocon that had been scheduled to be paid in the fourth quarter of fiscal year 2010 on the condition that during the first quarter of fiscal year 2011, Videocon make an additional payment of $300,000, which payment we are currently in discussion with Videocon for as well as for the balance of the license fee payments of $7.8 million, in light of the addition of a licensee and other potential licensees.

While not contemplated or required by the terms of the Videocon License Agreement, after discussions with Videocon, we agreed to the above payment deferrals in light of our joint decision to jointly develop improved versions of our Nano Display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements.  However, the total amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject only to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage.  Videocon’s obligations with respect to the pre-production phase, and CopyTele’s assistance, under the Videocon License Agreement remain unaffected.  We presently anticipate that ongoing improvements to our display technology and our current discussions with Videocon as described above will likely result in future modifications of the timing of payments from Videocon.  As of April 30, 2011, we have received aggregate license fee payments from Videocon of $3.2 million.

With the approval and support of Videocon, in May 2011 we have entered into license agreements with AUO, a large LCD display producer to utilize their production facilities to produce our display technologies, including the Licensed Technology, for their own products and potentially for Videocon products.  Under the Videocon License Agreement, Videocon, with our assistance, is to provide the design and process engineering required to produce production display modules utilizing the Licensed Technology and also to provide all tooling and fixtures required for the production process.  The display modules consist of our low voltage phosphor Nano Displays, the attached associated driver circuits, and controller circuits.  Under the terms of the Videocon License Agreement, we are disclosing to Videocon the Licensed Technology, including any improvements, providing documentation and training of Videocon personnel, and cooperating with Videocon to jointly implement our technology prior to production to produce prototypes of such modules.  In connection with our performance requirements under the Videocon License Agreement, we are providing technical information to Videocon, so they can understand the design and fabrication processes involved in our display technology.  This includes providing the design and fabrication processes of the display components, such as the matrix which contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our displays.  Other components and fabrication processes include the design details of the electron emission system materials and specifications, the methods, materials and processes required to obtain a vacuum for our display operation and the methods and electronics involved to operate, test, and evaluate the performance of the display.  The display technology improvements are aimed at reducing the power, increasing the reliability, lowering fabrication cost and to also accommodate higher resolution (higher pixel density) and higher contrast.  We are using the assistance of Volga Svet Ltd., a Russian corporation (“Volga”), in which we have a 19.9% ownership interest, and an Asian company to implement these improvements.  Improvements to the technology are to be jointly owned by CopyTele and Videocon.

Total employee compensation expense for the six-month periods ended April 30, 2011 and 2010 was approximately $1,742,000 and $1,876,000, respectively, and for the three-month periods ended April 30, 2011 and 2010 was approximately $774,000 and $1,038,000, respectively.  During the six-month periods ended April 30, 2011 and 2010, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  During the six-month periods ended April 30, 2011 and 2010, we issued 5,115,195 shares and 2,131,505 shares, respectively, of common stock to certain employees for services rendered.  We recorded stock-based compensation expense for the six-month periods ended April 30, 2011 and 2010 of approximately $960,000 and $995,000, respectively, and for the three-month periods ended April 30, 2011 and 2010, of approximately $484,000 and $618,000, respectively, for shares of common stock issued to employees.  In addition, during the six-month periods ended April 30, 2011 and 2010, we granted to employees stock options to purchase 2,545,000 shares and 1,600,000 shares, respectively.  We recorded stock-based compensation expense, related to stock options granted to employees, of approximately $309,000 and $439,000, during the six-month periods ended April 30, 2011 and 2010, respectively, and $50,000 and $164,000 during the three-month periods ended April 30, 2011 and 2010.  It is management’s intention to continue to compensate employees by issuing stock or stock options.

During the six-month periods ended April 30, 2011 and 2010, we issued 203,935 shares and 79,605 shares, respectively, of common stock to non-employee consultants for services rendered.  We recorded consulting expense for the six-month periods ended April 30, 2011 and 2010 of approximately $36,000 and $42,000, respectively, and for the three-month periods ended April 30, 2011 and 2010 of approximately $20,000 and $10,000, respectively, for shares of common stock issued to consultants.  In addition, during the six-month periods ended April 30, 2011 and 2010, we granted to consultants options to purchase 260,000 shares and 10,000 shares, respectively.  We recorded consulting expense related to the stock options granted to the consultant of approximately $44,000 and $6,000 for the six-month periods ended April 30, 2011 and 2010, respectively, and approximately $42,000 and $6,000 for the three-months ended April 30, 2011 and 2010.  It is also management’s intention to continue to compensate consultants, when possible, by issuing stock or stock options.

During the six-month periods ended April 30, 2011 and 2010, stock options to purchase 2,545,000 shares and 1,665,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $577,000 and $854,000, respectively.

In February 2011, we received proceeds of $1,250,000 pursuant to the sale of 7,000,000 unregistered shares of our common stock and warrants to purchase 7,000,000 shares of our unregistered common stock in a private placement.

We believe that our existing cash and cash equivalents, together with cash flows from expected sales of our encryption products and revenue relating to our display technologies, including license fee and royalties from Videocon, AUO or others, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months from the end of this reporting period, if not longer.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options.  We currently have no arrangements with respect to additional financing.  We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

We are seeking to improve our liquidity through increased sales or license of products and technology.  In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users.  During the six months ended April 30, 2011, we have recognized revenue from sales of encryption products of approximately $104,000.  In fiscal 2008, we entered into a license agreement with Videocon.  As of April 30, 2011, we received aggregate license fee payments from Videocon of $3,200,000.  In May 2011, we entered into license agreements with AUO, and are scheduled to receive an initial license fee of $3,000,000 in June 2011.

The following table presents our expected cash requirements for contractual obligations outstanding as of April 30, 2011:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Consulting Agreement	$128,000	$-	$-	$-	$128,000

Noncancelable Operating Leases	$179,000	$-	-	-	$179,000

Secured Loan Obligation to Mars Overseas	-	-	5,000,000	-	$5,000,000

Total Contractual Cash Obligations	$307,000	$-	$5,000,000	$-	$5,307,000

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2011, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

At April 30, 2011, our investment in Videocon GDRs is recorded at fair value of approximately $6,677,000 and has exposure to additional price risk.  The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of April 30, 2011 amounts to approximately $668,000.

Our investment in DISC common stock at April 30, 2011 is recorded at fair value of approximately $18,000 and has exposure to price risk.  DISC’s common stock is not registered under the Securities Exchange Act of 1934, but is traded in the over the counter market and quoted on the Pink Sheets.  Accordingly, the fair value of DISC’s common stock is subject to price risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in price of this investment, as of April 30, 2011 amounts to approximately $2,000.

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

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.  None

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2011, we sold 7,000,000 unregistered shares of our common stock in a private placement at a price of $0.1786 per share, for proceeds of $1,250,000, of which 3,360,000 shares were sold to our Chairman and Chief Executive Officer, our Chief Financial Officer and director, and the two other directors of the Company.  In conjunction with the sale of the common stock, we issued warrants to purchase 7,000,000 unregistered shares of our common stock.  Each warrant grants the holder the right to purchase one share of our common stock (or 7,000,000 shares of common stock in the aggregate) at the purchase price of $0.1786 per share on or before February 8, 2016.  Proceeds will be used for working capital.

The shares (and warrant shares upon exercise of the warrant) will not be registered under the Securities Act of 1933, as amended (the “Act”), in reliance on an exemption from registration under Section 4(2) of the Act, and Rule 506 promulgated thereunder, based on the fact that all of the investors are “accredited investors,” as such term is defined in Rule 501 of Regulation D.

Item 3.    Defaults Upon Senior Securities.  None

Item 5.    Other Information.  None

Item 6.    Exhibits.

31.1           Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated  June 14, 2011.

31.2           Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated  June 14, 2011.

32.1           Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 14, 2011.

32.2           Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board and
Chief Executive Officer
June 14, 2011	(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer
June 14, 2011	(Principal Financial and Accounting Officer)

45