Form 10-Q
period 2011-07-31
COPYTELE INC
filed 2011-09-14
CIK 715446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

Commission file number 0-11254

COPYTELE, INC.

(Exact name of registrant as specified in its charter)

Delaware		11-2622630
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification no.)

900 Walt Whitman Road Melville, NY		11747
(Address of principal executive offices)		(Zip Code)

(631) 549-5900
(Registrant’s telephone number, including area code)

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

Yes                  No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On September 9, 2011, the registrant had outstanding 174,438,632 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	July 31, 2011	October 31, 2010
Current assets:
Cash and cash equivalents	$551,402	$1,094,116
Short-term investment in U.S. government securities and certificates of deposit	2,998,594	-
Inventories	33,361	51,972
Prepaid expenses and other current assets	60,957	88,805

Total current assets	3,644,314	1,234,893

Investment in Videocon Industries Limited global depository receipts, at market value	6,361,829	8,524,821

Investment in Volga-Svet, Ltd., at cost	127,500	127,500

Investment in Digital Info Security Co. Inc. common stock, at market value	16,986	143,989

Property and equipment, net	17,909	14,873

Total assets	$10,168,538	$10,046,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$278,413	$355,679
Accrued liabilities	75,029	94,442
Deferred revenue, non-refundable license fees	2,574,000	-

Total current liabilities	2,927,442	450,121

Contingencies (Note 10)

Loan payable to related party (Note 1)	5,000,000	5,000,000

Shareholders’ equity:
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 240,000,000 shares authorized; 172,156,307 and 153,744,438 shares issued and outstanding, respectively	1,721,563	1,537,444
Additional paid-in capital	124,347,696	120,098,640
Loan receivable from related party (Note 1)	(5,000,000)	(5,000,000)
Accumulated deficit	(118,039,134)	(113,452,487)
Accumulated other comprehensive (loss) income	(789,029)	1,412,358

Total shareholders’ equity	2,241,096	4,595,955

Total liabilities and shareholders’ equity	$10,168,538	$10,046,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended July 31,
	2011	2010
Net revenue
Revenue from sales of encryption products, net	$128,233	$119,425
Display technology license fee	426,000	300,000

Total net revenue	554,233	419,425

Cost of revenue and operating expenses
Cost of encryption products sold	33,484	75,055
Research and development expenses	2,388,362	2,219,532
Selling, general and administrative expenses	2,153,737	2,246,082

Total cost of revenue and operating expenses	4,575,583	4,540,669

Loss from operations	(4,021,350)	(4,121,244)

Dividend income	33,507	68,211

Interest income	1,196	4,832

Loss before income taxes	(3,986,647)	(4,048,201)

Provision for income taxes	600,000	-

Net loss	$(4,586,647)	$(4,048,201)

Net loss per share:
Basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	164,387,291	147,214,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended July 31,
	2011	2010
Net revenue
Revenue from sales of encryption products, net	$24,360	$58,030
Display technology license fee	426,000	-

Total net revenue	450,360	58,030

Cost of revenue and operating expenses
Cost of encryption products sold	3,626	34,004
Research and development expenses	879,644	673,320
Selling, general and administrative expenses	774,748	620,967

Total cost of revenue and operating expenses	1,658,018	1,328,291

Loss from operations	(1,207,658)	(1,270,261)

Dividend Income	33,507	-

Interest income	653	128

Loss before income taxes	(1,173,498)	(1,270,133)

Provision for income taxes	600,000	-

Net loss	$(1,773,498)	$(1,270,133)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	170,604,447	149,219,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JULY 31, 2011 (UNAUDITED)

			Additional	Loan Receivable		Accumulated Other	Total
	Common Stock		Paid-in	From	Accumulated	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Related Party	Deficit	Income (Loss)	Equity
Balance, October 31, 2010	153,744,438	$1,537,444	$120,098,640	$(5,000,000)	$(113,452,487)	$1,412,358	$4,595,955

Stock option compensation to employees	-	-	643,024	-	-	-	643,024
Stock option compensation to consultant	-	-	44,034	-	-	-	44,034
Common stock issued upon exercise of stock options under stock option plans	4,670,000	46,700	1,052,150	-	-	-	1,098,850
Common stock issued to employees pursuant to stock incentive plans	6,396,075	63,961	1,249,085	-	-	-	1,313,046
Common stock issued to consultants pursuant to stock incentive plans	345,794	3,458	80,763	-	-	-	84,221
Common stock and warrants issued in a private placement	7,000,000	70,000	1,180,000	-	-	-	1,250,000
Unrealized (loss) on investment in Videocon Industries Limited global depository receipts	-	-	-	-	-	(2,162,992)	(2,162,992)
Unrealized (loss) on investment in Digital Info Security Co., Inc. common stock	-	-	-	-	-	(38,395)	(38,395)
Net loss	-	-	-	-	(4,586,647)	-	(4,586,647)

Balance, July 31, 2011	172,156,307	$1,721,563	$124,347,696	$(5,000,000)	$(118,039,134)	$(789,029)	$2,241,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended July 31,
	2011	2010
Cash flow from operating activities:
Payments to suppliers, employees and consultants	$(2,566,980)	$(2,372,530)
Cash received from sales of product and services	129,963	115,645
Cash received from display technology license fee, net of taxes	2,400,000	300,000
Dividend received	33,507	68,211

Net cash used in operating activities	(3,510)	(1,888,674)

Cash flow from investing activities:
Disbursements to acquire short-term investments in U.S. government securities and certificates of deposit	(3,747,543)	(749,870)
Proceeds from the sale or maturities of short-term investments in U.S. government securities	749,740	1,500,000
Proceeds from sale of Digital Info Security Co., Inc. common stock	118,777	46,761
Payments for purchases of property and equipment	(9,028)	-

Net cash (used in) provided by investing activities	(2,888,054)	796,891

Cash flow from financing activities:
Proceeds from private placement	1,250,000	-
Proceeds from exercise of stock options	1,098,850	1,049,500

Net cash provided by financing activities	2,348,850	1,049,500

Net decrease in cash and cash equivalents	(542,714)	(42,283)

Cash and cash equivalents at beginning of period	1,094,116	1,451,241

Cash and cash equivalents at end of period	$551,402	$1,408,958

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,586,647)	$(4,048,201)
Stock option compensation to employees	643,024	535,196
Stock option compensation to consultants	44,034	6,392
Stock awards granted to employees pursuant to stock incentive plans	1,313,046	1,392,465
Stock awards granted to consultants pursuant to stock incentive plans	84,221	52,696
Provision for slow moving inventory reserve	(2,205)	39,761
Depreciation expense	5,992	6,303
Amortized discount on investments (U.S. government securities)	(791)	(188)
Gain on sale of Digital Info Security Co., Inc. common stock	(30,169)	(5,444)
Change in operating assets and liabilities:
Inventories	20,816	33,703
Prepaid expenses and other current assets	27,848	2,340
Accounts payable and accrued liabilities	(96,679)	96,303
Deferred revenue	2,574,000	-

Net cash used in operating activities	$(3,510)	$(1,888,674)

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

The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information contained herein is as of July 31, 2011 and for the nine-month and three-month periods ended July 31, 2011 and 2010. In management’s opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. We are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We have evaluated subsequent events for possible disclosure through the date the condensed consolidated financial statements were issued.

The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. (“CopyTele International”) and CopyTele Marketing Inc. (“CopyTele Marketing”). CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in July 2007 and September 2007, respectively. CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company (“Videocon”). As of July 31, 2011, CopyTele Marketing was inactive. All significant intercompany transactions have been eliminated in consolidation.

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

All references in this Form 10-Q to “dollars” or “$” refer to US dollars.

Funding and Management’s Plans

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options. In addition, commencing in the fourth quarter of fiscal 1999, we have generated limited cash flows from sales of our encryption products and in May 2008 began receiving license fees from Videocon related to our display technology pursuant to the Videocon License Agreement (as defined below). In May 2011, we entered into the EPD License Agreement and Nano Display License Agreement (as defined below) with AU Optronics Corp., a Taiwanese company (“AUO”), and in June 2011 we received an initial license fee from AUO.

During the nine months ended July 31, 2011, our cash used in operating activities was approximately $3,000. This resulted from payments to suppliers, employees and consultants of approximately $2,567,000, which was offset by cash of approximately $130,000 received from collections of accounts receivable related to sales of encryption products, $2,400,000 received from display technology license fees and approximately $34,000 of dividend income received. Our cash used in investing activities during the nine months ended July 31, 2011 was approximately $2,888,000, which resulted from purchases of short-term investments consisting of certificates of deposit and U.S. government securities of approximately $3,748,000 and the purchase of equipment for approximately $9,000, offset by approximately $750,000 received upon the sale of short-term investments consisting of U.S. government securities and approximately $119,000 received upon the sale of Digital Info Security Co. Inc. (“DISC”) common stock. Our cash provided by financing activities during the nine months ended July 31, 2011 was approximately $2,349,000, which resulted from cash of $1,250,000 received from the sale of common stock and warrants in a private placement and approximately $1,099,000 received upon the exercise of stock options. As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at July 31, 2011 increased to approximately $3,550,000 from approximately $1,094,000 at October 31, 2010.

Total employee compensation expense for the nine-month periods ended July 31, 2011 and 2010 was approximately $2,836,000 and $2,597,000, respectively, and for the three-month periods ended July 31, 2011 and 2010 was approximately $1,094,000 and $720,000, respectively. During the nine-months ended July 31, 2011 and 2010, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. We recorded stock-based compensation expense, related to stock awards granted to employees, for the nine-month periods ended July 31, 2011 and 2010 of approximately $1,313,000 and $1,392,000, respectively, and the three-month periods ended July 31, 2011 and 2010 of approximately $353,000 and $398,000, respectively. We recorded stock-based compensation expense, related to stock options granted to employees and directors, for the nine-month periods ended July 31, 2011 and 2010 of approximately $643,000 and $535,000, respectively and for the three-month periods ended July 31, 2011 and 2010 of approximately $334,000 and $96,000 respectively.

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

We believe that our existing cash, cash equivalents, investments in U.S. government securities and certificates of deposit, and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our display technologies, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months from the end of this reporting period, if not longer. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options. We currently have no arrangements with respect to additional financing. We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all. If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

AU Optronics Corp.

On May 27, 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) with AUO. Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper ® display patents and technology (the “EPD Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the EPD Licensed Technology, with the right to sublicense the technology to third parties. We retained the non-exclusive right to use the EPD Licensed Technology in a non-competitive manner.

On May 27, 2011, we also entered into another license agreement (the “Nano Display License Agreement”) with AUO. Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our Nano Display patents and technology (the “Nano Display Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the Nano Display Licensed Technology, with the right to consent to the granting of licenses of the Nano Display Licensed Technology to third parties.

Under these agreements, AUO has agreed to pay CopyTele a potential aggregate license fee of $10 million, of which $3 million was paid by AUO in June 2011 and an additional $7 million is payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% withholding tax, which at the election of the Company could be deducted or credited against future US income tax. Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million. In addition, each of the agreements also provides for the basis for royalty payments by AUO to CopyTele.

Related Party Transactions with Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008), (the “Videocon License Agreement”) with Videocon. In April 2008, the Indian Government approved the Videocon License Agreement. Under the Videocon License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor, Nano Displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology. With the approval and support of Videocon, in May 2011 we entered into license agreements with AUO, a large LCD display producer, for AUO to utilize their production facilities to produce our display technologies, including the Licensed Technology, for their own products and potentially for Videocon products. Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele, Videocon, and AUO.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon. The license fee payments were subsequently deferred as described in more detail in our Annual Report on Form 10-K for fiscal year ended October 31, 2010. We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon. Accordingly, we cannot presently estimate specific future payment dates; however, we are in discussion with Videocon for additional payments. During the nine-months ended July 31, 2011 and 2010, we received license fee payments from Videocon of $-0- and

$300,000, respectively. No such license fee payments were received from Videocon during the three-month periods ended July 31, 2011 and 2010. As of July 31, 2011, we have received aggregate license fee payments from Videocon of $3.2 million.

Under the Videocon License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology. We also continue to have the right to utilize Volga-Svet Ltd., a Russian corporation (“Volga”), in which we have a 19.9% ownership interest and with whom we have been working with for more than thirteen years, and an Asian company with whom we have been working with for more than seven years, to produce and market products utilizing the Licensed Technology.

At the same time we entered into the Videocon License Agreement in November 2007, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”). Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000. Also in November 2007, our wholly-owned subsidiary, CopyTele International, entered into a GDR Purchase Agreement with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), for an aggregate purchase price of $16,200,000. See Note 4 “Fair Value Measurements” for additional information related to our investment in Videocon GDRs.

For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007. The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas. The loans are for a period of seven years, do not bear interest, and prepayment of the loans will not release the lien on the Securities prior to end of the seven year period. The loan agreements provide for customary events of default, which may result in forfeiture of the Securities by the defaulting party, and also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits in respect of the Securities. The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ equity in the accompanying condensed consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.

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

We have established objective and reasonable evidence of fair value for the royalty to be earned from Videocon during the production period based on analysis of the pricing for similar agreements. Since the inception of the Videocon License Agreement, we have not earned any royalty income. In addition, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. As a result of ongoing improvements to our display technology, we have extended the estimated period that we expect to provide cooperation and assistance. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. On this basis, we recognized license fee revenue from Videocon for the nine-month periods ended July 31, 2011 and 2010 of $-0- and $300,000, respectively. No such license fee revenue from Videocon was recognized for the three-month periods ended July 31, 2011 and 2010.

We have also assessed the revenue guidance of ASC 605-25 to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting. Under the EPD License Agreement and Nano Display License Agreement, CopyTele received initial license fees of $3 million and will receive a potential $7 million of additional license fees upon completion of certain conditions for the respective technologies. CopyTele has determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting. Accordingly, using a proportional performance method, we will recognize the $3 million initial license fees over the estimated period that we expect to complete the conditions for the respective technologies and not recognize the $7 million as it is considered contingent revenue. Upon completion of the various conditions for the respective technologies, the additional license fees of $7 million will be recognized over this performance period. We will assess at each reporting period the progress in completing these efforts and will continue to evaluate the period during which the license fee will be recognized. On this basis, we recognized license fee revenue from AUO for the nine-month and three-month periods ended July 31, 2011 of approximately $426,000. License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately

$2,574,000 as of July 31, 2011) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheet. The license agreements with AUO also provide for the basis for royalty payments by AUO to CopyTele, which we have determined represent separate units of accounting. We have not recognized any royalty income under the license agreements with AUO.

2.	STOCK BASED COMPENSATION

We maintain stock equity incentive plans under which we may grant non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”). In accordance with ASC 718, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $643,000 and $535,000, during the nine-month periods ended July 31, 2011 and 2010, respectively, and of approximately $334,000 and $96,000, during the three-month periods ended July 31, 2011 and 2010, respectively. Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.

The stock-based compensation cost for stock options granted in prior periods but not yet vested, included in compensation expense related to stock options granted to employees and directors, recorded during the nine-month periods ended July 31, 2011 and 2010 was approximately $8,000 and $18,000, respectively, and during the three-month periods ended July 31, 2011 and 2010 was approximately $4,000 and $6,000, respectively. As of July 31, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors.

We account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model. We recognized consulting expense for options granted to non-employee consultants, during the nine-month periods ended July 31, 2011 and 2010, of approximately $44,000 and $6,000, respectively and during the three-month periods ended July 31, 2011 and July 31, 2010, of $-0- and $-0-, respectively. Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants. As of July 31, 2011, there was no unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants.

Fair Value Determination

We separate the employees and directors we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant for options granted to employees and directors, we take a weighted average of the assumptions used for each of these groups. The fair value of stock options granted to consultants is determined on an individual basis. Stock options we granted during the nine months ended July 31, 2011 and 2010 consisted of awards of options with 10-year terms which vested immediately.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the nine and three months ended July 31, 2011 and 2010.

	For the Nine Months Ended July 31,		For the Three Months Ended July 31,
	2011	2010	2011	2010
Weighted average fair value at grant date	$0.16	$0.21	$0.25	$0.11
Valuation assumptions:
Expected life ( years)	3.64	1.9	4.92	1.8
Expected volatility	102%	106%	105%	96%
Risk-free interest rate	1.05%	.70%	1.48%	.58%
Expected dividend yield	0	0	0	0

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

Stock Option Activity

During the nine-month periods ended July 31, 2011 and 2010, we granted options to purchase 4,125,000 shares and 2,460,000 shares, respectively, to employees, directors and consultants of common stock at weighted average exercise prices of $.26 and $0.41 per share, respectively, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”) and the CopyTele, Inc. 2010 Share Incentive Plan (the “2010 Share Plan). During the nine-month periods ended July 31, 2011 and 2010, stock options to purchase 4,670,000 shares and 2,515,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,099,000 and $1,050,000, respectively.

Stock Option Plans

As of July 31, 2011, we have three stock option plans: the CopyTele, Inc. 2000 Share Incentive Plan (“2000 Share Plan”), the 2003 Share Plan, and the 2010 Share Plan, which were adopted by our Board of Directors on May 8, 2000, April 21, 2003 and July 14, 2010, respectively.

In accordance with the provisions thereof, the 2000 Share Plan terminated with respect to the grant of future options on May 8, 2010. The exercise price with respect to all of the stock options granted under the 2000 Share Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date. Information regarding the 2000 Share Plan for the nine months ended July 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding and Exercisable at October 31, 2010	870,466	$0.66
Expired	(655,466)	$0.75

Options Outstanding and Exercisable at July 31, 2011	215,000	$0.40	$ -0-

The following table summarizes information about stock options outstanding under the 2000 Share Plan as of July 31, 2011:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.40	215,000	0.14	$0.40

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards, and stock units to key employees and consultants. The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan is administered by the Board of Directors, which determines the option price, term, and provisions of each option. The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of July 31, 2011, the 2003 Share Plan had 118,650 shares available for future grants. Information regarding the 2003 Share Plan for the nine months ended July 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding and Exercisable at October 31, 2010	18,112,045	$0.80
Exercised	(500,000)	$0.25

Options Outstanding and Exercisable at July 31, 2011	17,612,045	$0.81	$ -0-

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of July 31, 2011:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.25 - $0.65	4,660,970	3.79	$0.57
$0.68 - $0.84	5,156,075	5.07	$0.79
$0.86 - $0.92	4,665,000	6.10	$0.84
$1.04 - $1.46	3,130,000	4.41	$1.10

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards, and stock units to key employees and consultants. The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011 the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors. The 2010 Share Plan is administered by the Board of Directors, which determines the option price, term, and provisions of each option. The exercise price with respect to the options granted under the 2010 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of July 31, 2011, the 2010 Share Plan had 11,450,645 shares available for future grants. Information regarding the 2010 Share Plan for the nine months ended July 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2010	1,035,000	$0.21
Granted	4,125,000	$0.26
Exercised	(4,170,000)	$0.23

Options Outstanding and Exercisable at July 31, 2011	990,000	$0.32	$10,050

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of July 31, 2011:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.18 - $0.37	990,000	9.76	$0.32

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively. During the nine-month periods ended July 31, 2011 and 2010, we issued 6,396,075 shares and 3,467,425 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2010 Share Plan and the 2003 Share Plan. We recorded compensation expense for the nine-month periods ended July 31, 2011 and 2010, of approximately $1,313,000 and $1,392,000, respectively, and for the three-month periods ended July 31, 2011 and 2010, of approximately $353,000 and $398,000, respectively, for the shares of common stock issued to employees. Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. In addition, during the nine-month periods ended July 31, 2011 and 2010, we issued 345,794 shares and 117,285 shares, respectively, of common stock to consultants for services rendered pursuant to the 2010 Share Plan and the 2003 Share Plan. We recorded consulting expense for the nine-month periods ended July 31, 2011 and 2010 of approximately $84,000 and $53,000, respectively, and for the three-month periods ended July 31, 2011 and 2010 of approximately $48,000 and $11,000, respectively for the shares of common stock issued to consultants. Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

3.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur. During the nine months ended July 31, 2011, one customer in the Display Technology Segment represented 77% of total net revenue. During the nine months ended July 31, 2010, one customer in the Display Technology Segment represented 72% of total net revenue and one customer in the Encryption Products and Services Segment represented 14% of total net revenue.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of July 31, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$209,229	$-	$-	$209,229
U.S. government securities and certificates of deposit - Short-term investments		2,998,594		2,998,594
Videocon Industries Limited global depository receipts	6,361,829			6,361,829
Digital Info Security Co. Inc. common stock	16,986			16,986

Total financial assets	$6,588,044	$2,998,594	$-	$9,586,638

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$18,015	$-	$-	$18,015
U.S. government securities - Cash and cash equivalents		849,971		849,971
Videocon Industries Limited global depository receipts	8,524,821			8,524,821
Digital Info Security Co. Inc. common stock	143,989			143,989

Total financial assets	$8,686,825	$849,971	$-	$9,536,796

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

Short-term Investments

At July 31, 2011 we had marketable securities consisting of U.S. government securities and certificates of deposit of approximately $2,999,000 that were classified as “available-for-sale securities” and reported at fair value.

At April 30, 2011 we had marketable securities consisting of U.S. government securities of approximately $1,349,000 that were classified as “held–to-maturity securities”. During the three months ended July 31, 2011, for working capital purposes, we sold approximately $550,000 of the U.S. government securities prior to their maturity dates, for their approximate amortized cost with no significant gains or losses. Since it was management intention at July 31, 2011 to use these securities for working capital purposes as required, they were classified as “available-for-sale securities” as of that date.

Investment in Videocon

Our investment in Videocon is classified as an “available-for-sale security” and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The original cost basis was determined using the specific identification method. The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.

ASC 320 “Investments – Debt and Equity Securities” and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary. Unless evidence exists to support a realizable value equal to or greater than the cost basis of the investment, a write-down accounted for as a realized loss should be recorded. At each reporting period we assess our investment in Videocon to determine if a decline that is other than temporary has occurred. In evaluating our investment in Videocon at October 31, 2009, we determined that based on both the duration and the continuing magnitude of the market price decline compared to the original cost basis of $16,200,000 and the uncertainty of its recovery, a write-down of the investment should be recorded as of October 31, 2009 and a new cost basis of $7,105,264 should be established. The fair value of our investment as of July 31, 2011 of approximately $6,362,000 represents a price decline of approximately $743,000 from the revised cost basis. In evaluating our investment in Videocon at July 31, 2011, we determined that based primarily on the fair value exceeding the revised cost basis in June 2011 and both the duration and the magnitude of the market price decline compared to the revised cost basis, a write down of the investment as of July 31, 2011 is not required.

The fair value of our investment in Videocon as of July 31, 2011 and October 31, 2010, and the unrealized loss for the nine month period ended July 31, 2011, are as follows:

Investment in Videocon
Fair Value as of October 31, 2010	$8,524,821
Unrealized loss	(2,162,992)

Fair Value as of July 31, 2011	$6,361,829

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

The fair value of our investment in DISC as of July 31, 2011 and October 31, 2010, and the cost basis of common stock sold and unrealized loss for the nine month period ended July 31, 2011, are as follows:

Investment in DISC
Fair Value as of October 31, 2010	$143,989
DISC common stock sold	(88,608)
Unrealized loss	(38,395)

Fair Value as of July 31, 2011	$16,986

During the nine months ended July 31, 2011, we received proceeds of approximately $119,000 on the sale of 4,219,443 shares of the 7,199,443 shares of DISC common stock we held at October 31, 2010, and recorded a net gain on such sales of approximately $30,000. During the three months ended July 31, 2011, we did not sell any shares of DISC.

Investment in Volga-Svet, Ltd

In September 2009, we acquired a 19.9% ownership interest in Volga, a privately held Russian company, in exchange for 150,000 unregistered shares of our common stock. As we do not believe that we can exercise significant influence over Volga, our investment in Volga is recorded at cost of $127,500, based on the closing price of our common stock at the time of the acquisition. As of July 31, 2011, we have not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

6.	NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the nine-month and three-month periods ended July 31, 2011 and 2010, were stock options to purchase 18,817,045 and 19,714,511 shares respectively, and warrants to purchase 7,500,000 and 500,000 shares, respectively.

7.	EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

Effective November 1, 2010, we adopted the new FASB Accounting Standards Update (“ASU”) No. 2009-13. This ASU amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (“VSOE”) or Third-Party Evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE for one or more delivered or undelivered elements in a multiple-element arrangement, we will be required to estimate the selling prices of those elements that meet the remaining separation criteria. The overall arrangement fee will be allocated to each element based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require us to disclose more information about multiple-element revenue arrangements. We will apply this guidance prospectively for revenue arrangements entered into or materially modified after November 1, 2010. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

8.	INCOME TAXES

We file Federal and New York State income tax returns. Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1996. We account for interest and penalties related to income tax matters in selling, general and administrative expenses. There are no unrecognized benefits as of July 31, 2011 and October 31, 2010.

During the three months ended July 31, 2011, CopyTele received a $3,000,000 license fee payment from AUO, which was subject to a $600,000 withholding tax in Taiwan. At the election of the Company, this withholding tax could be deducted or credited against future US income tax and has been reflected as provision for income taxes in the accompanying condensed consolidated statements of operations. We have provided a valuation allowance against this deferred tax asset due to our current and historical pre-tax losses and the uncertainty regarding its realizability.

9.	SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on management’s approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services. The following represents selected financial information for our segments for the nine-month and three- month periods ended July 31, 2011 and 2010:

Segment Data	Display Technology	Encryption Products and Services	Total

Nine Months Ended July 31, 2011:
Net revenue	$426,000	$128,233	$554,233
Net loss	(3,878,176)	(708,471)	(4,586,647)

Nine Months Ended July 31, 2010:
Net revenue	$300,000	$119,425	$419,425
Net loss	(2,057,001)	(1,991,200)	(4,048,201)

Segment Data	Display Technology	Encryption Products and Services	Total

Three Months Ended July 31, 2011:
Net revenue	$426,000	$24,360	$450,360
Net loss	(1,576,313)	(197,185)	(1,773,498)

Three Months Ended July 31, 2010:
Net revenue	$-	$58,030	$58,030
Net loss	(821,323)	(448,810)	(1,270,133)

10.	CONTINGENCES

We are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

As used herein, “we,” “us,” “our,” the “Company” or “CopyTele” means CopyTele, Inc. unless otherwise indicated. All references in this Form 10-Q to “dollars” or “$” refer to US dollars.

Our principal operations include the development, production and marketing of thin flat display technologies, including low-voltage phosphor color displays and low-power passive E-Paper® displays, and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over virtually every communications media.

We have developed an innovative new type of flat panel, low-voltage phosphor, nanotube display technology (“Nano Display technology”), which is brighter, has higher contrast and consumes less power than our prior nanotube display technology. This new proprietary display is a color phosphor based display having a unique lower voltage electron emission system to excite the color phosphors. As with our prior nanotube display technology, the new technology emits light to display color images, such as movies from DVD players. In addition, we are also developing another version of our new type low voltage and low power display having a different matrix configuration and phosphor excitation system. These new type of Nano Displays are expected to be lower in cost than our prior displays.

We are continuing our development of various versions of our E-Paper® electrophoretic technology utilizing a TFT substrate similar to our Nano Display substrate, but instead of illuminating the color phosphors, specially coated charged particles are moved to create an image. This version is expected to have superior contrast compared to current e-readers. It is also bi-stable which requires no power after an image is written.

On May 27, 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) with AU Optronics Corp., a Taiwanese company (“AUO”). Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper ® display patents and technology (the “EPD Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the EPD Licensed Technology, with the right to sublicense the technology to third parties. We retained the non-exclusive right to use the EPD Licensed Technology in a non-competitive manner.

On May 27, 2011, we also entered into another license agreement (the “Nano Display License Agreement”) with AUO. Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our Nano Display patents and technology (the “Nano Display Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the Nano Display

Licensed Technology, with the right to consent to the granting of licenses of the Nano Display Licensed Technology to third parties.

Under these agreements, AUO has agreed to pay CopyTele a potential aggregate license fee of $10 million, of which $3 million was paid by AUO in June 2011 and an additional $7 million is payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% withholding tax, which at the election of the Company could be deducted or credited against future US income tax. Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million. In addition, each of the agreements also provides for the basis for royalty payments by AUO to CopyTele.

AUO states that they are a global leader of thin film transistor liquid crystal display panels (TFT-LCD). AUO is able to provide customers with a full range of panel sizes and comprehensive applications, offering TFT-LCD panels in sizes ranging from 1.2 inches to greater than 71 inches. AUO generated NT $467.2 billion in sales revenue in 2010 ($16 billion converted at an exchange rate of NT $29.14 to $1) with global operations in Taiwan, Mainland China, Japan, Singapore, South Korea, the U.S., and Europe. Additionally, according to AUO, it is the first pure TFT-LCD manufacturer to be successfully listed at the New York Stock Exchange (NYSE). AUO extended its market to the green energy industry in late 2008. AUO states in its public filings that the Display and Solar businesses were established as the Company’s two core businesses in October, 2010.

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “Videocon License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”). In April 2008, the Indian Government approved the Videocon License Agreement. Under the Videocon License Agreement, we provide Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor, Nano Displays (the “Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Licensed Technology. With the approval and support of Videocon, in May 2011 we entered into license agreements with AUO, a large LCD display producer, for AUO to utilize their production facilities to produce our display technologies, including the Licensed Technology, for their own products and potentially for Videocon products. Additional licenses of the Licensed Technology to third parties require the joint agreement of CopyTele, Videocon, and AUO.

According to Videocon, it is the flagship company of the Videocon Group, a $4 billion global business conglomerate with a strong presence in household consumer goods, oil & gas, retail, telecom, and the power sector and has one of the largest distribution networks in India with a nationwide presence. Videocon Group has a full range of products in flat panel devices (LCD’s) and conventional TV’s, washing machines, air conditioners, refrigerators, home theater systems, microwave ovens, food processors, and sophisticated small home appliances. Recently the Videocon Group also successfully launched a range of mobile handsets and next-generation direct-to-home television services. The Videocon Group exports consumer electronics and home appliances to markets in the Middle East, Europe, West Asia, Latin America and Southeast Asia.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon. The license fee payments were subsequently deferred as described in more detail in our Annual Report on Form 10-K for fiscal year ended October 31, 2010. We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon. Accordingly, we cannot presently estimate specific future payment dates; however, we are in discussion with Videocon for additional payments. During the nine-months ended July 31, 2011 and 2010, we received license fee payments from Videocon of $-0- and $300,000, respectively. No such license fee payments were received from Videocon during the three-month periods ended July 31, 2011 and 2010. As of July 31, 2011, we have received aggregate license fee payments from Videocon of $3.2 million.

Under the Videocon License Agreement we continue to have the right to produce and market products utilizing the Licensed Technology. We also continue to have the right to utilize Volga-Svet Ltd., a Russian corporation (“Volga”), in which we have a 19.9% ownership interest and with whom we have been working with for more than thirteen years, and an Asian company, with whom we have been working with for more than seven years, to produce and market, products utilizing the Licensed Technology.

In connection with the Videocon License Agreement, Videocon and CopyTele each have the right to appoint one senior advisor to the other’s board of directors for the term of the license granted under the Videocon License Agreement. Such appointments are limited to advise with respect to strategic planning and technology in the display field and do not grant either such senior advisor any rights with respect to involvement in the overall management or operations of the other company. While Videocon and CopyTele have made such appointments and the senior advisors from each of the companies are in communications with each other with respect to strategic planning and technology in the display field, the senior advisors have not had any interactions with the other’s board of directors and do not and have not attended any board of director meetings. Such senior advisors do not presently intend to have any interactions with the other’s board of directors in the future.

At the same time we entered into the Videocon License Agreement in November 2007, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”). Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000. Also in November 2007, our wholly-owned subsidiary, CopyTele International, entered into a GDR Purchase Agreement with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), for an aggregate purchase price of $16,200,000. See Note 4 “Fair Value Measurements” to the Condensed Consolidated Financial Statements for additional information related to our investment in Videocon GDRs.

For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007. The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas. The loans are for a period of seven years, do not bear interest, and prepayment of the loans will not release the lien on the Securities prior to end of the seven year period. The loan agreements provide for customary events of default, which may result in forfeiture of the Securities by the defaulting party, and also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits in respect of the Securities. The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ equity in the accompanying condensed consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.

Our Nano Display technology includes a proprietary mixture of specially coated carbon nanotubes and nano materials in combination with our proprietary low voltage color phosphors. The specially coated carbon nanotubes, which are supplied to us by a U.S. company, and nano materials, require a low voltage for electron emission and are extremely small – approximately 1 ten thousandth the width of a human hair. Our display technology utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located extremely close to the pixels. The matrix also has a high pixel field factor to obtain high contrast and low power consumption. As a result, each pixel phosphor brightness is controlled using less than 40 volts. The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology. We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition. We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

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

As text messaging has become an important communications format widely utilized in government and commercial correspondence, we have released the first version of our Android SMS Encryption App (application) called ProtecText™ Lite to help secure these communications. The application is easy to install and use to encrypt Short Message Service (SMS) Text Messages on Android compatible products. Customers with Android phones can download and install this application directly from the Android Market. We are also continuing to marketing our DCS-1400i voice encryption product for use on 9555 Iridium satellite phones as well as certain compliant USB cellular devices.

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

Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of stock options. Since 1999 we have also generated limited cash flows from sales of our encryption products and services and in May 2008 we began receiving license fees from Videocon related to our display technology pursuant to the Videocon License Agreement. In May 2011, we entered into the EPD License Agreement and Nano Display License Agreement with AUO, and in June 2011 we received an initial license fee from AUO.

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

We have established objective and reasonable evidence of fair value for the royalty to be earned from Videocon during the production period based on analysis of the pricing for similar agreements. Since the inception of the Videocon License Agreement, we have not earned any royalty income. In addition, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. As a result of ongoing improvements to our display technology, we have extended the estimated period that we expect to provide cooperation and assistance. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. On this basis, we recognized license fee revenue from Videocon for the nine-month periods ended July 31, 2011 and 2010 of $-0- and $300,000, respectively. No such license fee revenue from Videocon was recognized for the three-month periods ended July 31, 2011 and 2010.

We have also assessed the revenue guidance of ASC 605-25 to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting. Under the EPD License Agreement and Nano Display License Agreement, CopyTele received initial license fees of $3 million and will receive a potential $7 million of additional license fees upon completion of certain conditions for the respective technologies. CopyTele has determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting. Accordingly, using a proportional performance method, we will recognize the $3 million initial license fees over the estimated period that we expect to complete the conditions for the respective technologies and not recognize the $7 million as it is considered contingent revenue. Upon completion of the various conditions for the respective technologies, the additional license fees of $7 million will be recognized over this performance period. We will assess at each reporting period the progress in completing these efforts and will continue to evaluate the period during which the license fee will be recognized. On this basis, we recognized license fee revenue from AUO for the nine-month and three-month periods ended July 31, 2011 of approximately $426,000. License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $2,574,000 as of July 31, 2011) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheet. The license agreements with AUO also provide for the basis for royalty payments by AUO to CopyTele, which we have determined represent separate units of accounting. We have not recognized any royalty income under the license agreements with AUO.

Investment Securities

We classify our investment securities in one of two categories: available-for-sale or held-to-maturity. Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities, which are investment securities that the Company has the ability to hold to maturity, are carried at amortized cost. The amortization of premiums and accretion of discounts are recorded on the level yield (interest) method, over the period from the date of purchase to maturity. When sales do occur, gains and losses are recognized at the time of sale and the determination of cost of securities sold is based upon the specific identification method. Dividend and interest income are recognized when earned.

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

Stock Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $643,000 and $535,000, respectively, during the nine-month periods ended July 31, 2011 and 2010 and of approximately $334,000 and $96,000, respectively, during the three-months periods ended July 31, 2011 and 2010. We account for stock options granted to consultants using the accounting guidance under ASC 505-50. We recognized consulting expense for stock options granted to non-employee consultants during the nine-month periods ended July 31, 2011 and 2010, of approximately $44,000 and $6,000, respectively, and during the three-month periods ended July 31, 2011 and 2010, of $-0- and $-0-, respectively.

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively. We recorded stock-based compensation expense for the nine-month periods ended July 31, 2011 and 2010, of approximately $1,313,000 and $1,392,000, respectively, and for the three-month periods ended July 31, 2011 and 2010, of approximately $353,000 and $398,000, respectively, for the shares of common stock issued to employees, principally in lieu of cash compensation. In addition, we recorded consulting expense for the nine-month periods ended July 31, 2011 and 2010 of approximately $84,000 and $53,000, respectively, and for the three-months ended July 31, 2011 and 2010, of approximately $48,000 and $11,000, respectively, for the shares of common stock issued to consultants.

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

RESULTS OF OPERATIONS

Nine months ended July 31, 2011 compared with nine months ended July 31, 2010

Net Revenue

Net revenue increased by approximately $135,000 in the nine months ended July 31, 2011, to approximately $554,000, as compared to approximately $419,000 in the comparable prior-year period. Revenue during the current period from display technology license fees of approximately $426,000 is related to the EPD License Agreement and Nano Display License Agreement with AUO. Revenue during the comparable prior-year period from display technology license fees of $300,000 is related to the License Agreement with Videocon. See “- General” above in this Item 2. Revenue from sales of encryption products increased by approximately $9,000 in the nine months ended July 31, 2011, to approximately $128,000, as compared to approximately $119,000 in the comparable prior-year period. Our encryption revenue has been limited and is sensitive to individual transactions.

Cost of Encryption Products Sold

The cost of encryption products sold decreased by approximately $42,000 in the nine months ended July 31, 2011, to approximately $33,000, as compared to approximately $75,000 in the comparable prior-year period. The cost of encryption products sold in the nine months ended July 31, 2010 includes a provision for excess inventory of approximately $40,000, as compared to $-0- in the current period. The cost of encryption products shipped in the current period decreased to approximately $33,000, as compared to approximately $34,000 in the comparable prior-year period.

Research and Development Expenses

Research and development expenses increased by approximately $168,000 in the nine months ended July 31, 2011, to approximately $2,388,000, from approximately $2,220,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in employee stock option expense of approximately $114,000, an increase in engineering supplies and accessories of approximately $47,000 and an increase in employee compensation and related costs, other than stock option expense, of approximately $37,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $92,000 to approximately $2,154,000 in the nine months ended July 31, 2011, from approximately $2,246,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a decrease in legal and accounting fees of approximately $195,000, a decrease in travel expense of approximately $32,000, offset by an increase in consultant stock option expense of $38,000 and an increase in employee compensation and related costs, other than stock option expense, of approximately $94,000.

Dividend Income

Dividend income is related to the Videocon GDRs we acquired in December 2007 and was approximately $34,000 in the nine months ended July 31, 2011, compared to approximately $68,000 in the comparable prior-year period.

Provision for Income Taxes

Provision for income taxes was $600,000 in the nine months ended July 31, 2011, compared to $-0- in the comparable prior-year period. This provision for income taxes is related to the 20% withholding payment in connection with the $3,000,000 license fee payment by AUO in June 2011.

Three months ended July 31, 2011 compared with three months ended July 31, 2010

Net Revenue

Net revenue increased by approximately $392,000 in the three months ended July 31, 2011, to approximately $450,000, as compared to approximately $58,000 in the comparable prior-year period. Revenue during the current period from display technology license fees of approximately $426,000 is related to the EPD License Agreement and Nano Display License Agreement with AUO. We had no revenue from display technology license fees during the comparable prior-year period. See “- General” above in this Item 2. Revenue from sales of encryption products decreased by approximately $34,000 in the three months ended July 31, 2011, to approximately $24,000, as compared to approximately $58,000 in the comparable prior-year period. Our encryption revenue has been limited and is sensitive to individual transactions.

Cost of Encryption Products Sold

The cost of encryption products sold decreased by approximately $30,000 in the three months ended July 31, 2011, to approximately $4,000, as compared to approximately $34,000 in the comparable prior-year period. The cost of encryption products sold in the three months ended July 31, 2010 includes a provision for excess inventory of approximately $16,000, as compared to none in the current-year period. The cost of encryption products shipped in the current period decreased to approximately $4,000, as compared to approximately $18,000 in the comparable prior-year period, due to a decrease in unit shipments of encryption products.

Research and Development Expenses

Research and development expenses increased by approximately $207,000 in the three months ended July 31, 2011, to approximately $880,000, from approximately $673,000 in the comparable prior-year period. The increase in research and development expenses was principally due to an increase in employee stock option expense of approximately $132,000 and an increase in employee compensation and related costs, other than stock option expense, of approximately $64,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $154,000 to approximately $774,000 in the three months ended July 31, 2011, from approximately $620,000 in the comparable prior-year period. The increase in selling, general and administrative expenses was principally due to an increase in employee stock option expense of approximately $105,000, an increase in employee compensation and related costs, other than stock option expense, of approximately $73,000, offset by a decrease in legal and accounting fees of approximately $57,000.

Dividend Income

Dividend income is related to the Videocon GDRs we acquired in December 2007 and was approximately $34,000 in the nine months ended July 31, 2011, compared to $-0- in the comparable prior-year period.

Provision for Income Taxes

Provision for income taxes was $600,000 in the three months ended July 31, 2011, compared to $-0- in the comparable prior-year period. This provision for income taxes is related to the 20% withholding payment in connection with the $3,000,000 license fee payment by AUO in June 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering, in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options. In addition, commencing in the fourth quarter of fiscal 1999, we have generated limited cash flows from sales of our encryption products and in May 2008, we began receiving license fees from Videocon related to our display technology pursuant to the Videocon License

Agreement. In May 2011, we entered into the EPD License Agreement and Nano Display License Agreement with AUO, and in June 2011 we received an initial license fee from AUO.

During the nine months ended July 31, 2011, our cash used in operating activities was approximately $3,000. This resulted from payments to suppliers, employees and consultants of approximately $2,567,000, which was offset by cash of approximately $130,000 received from collections of accounts receivable related to sales of encryption products, $2,400,000 received from display technology license fees and approximately $34,000 of dividend income received. Our cash used in investing activities during the nine months ended July 31, 2011 was approximately $2,888,000, which resulted from purchases of short-term investments consisting of certificates of deposit and U.S. government securities of approximately $3,748,000 and the purchase of equipment for approximately $9,000, offset by approximately $750,000 received upon the sale of short-term investments consisting of U.S. government securities and approximately $119,000 received upon the sale of Digital Info Security Co. Inc. (“DISC”) common stock. Our cash provided by financing activities during the nine months ended July 31, 2011 was approximately $2,349,000, which resulted from cash of $1,250,000 received from the sale of common stock and warrants in a private placement and approximately $1,099,000 received upon the exercise of stock options. As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at July 31, 2011 increased to approximately $3,550,000 from approximately $1,094,000 at October 31, 2010.

Inventories decreased by approximately $19,000, from approximately $52,000 at October 31, 2010 to approximately $33,000 at July 31, 2011, as a result of the timing of shipments and production schedules. Prepaid expenses and other current assets decreased approximately $28,000, from approximately $89,000 at October 31, 2010 to approximately $61,000 at July 31, 2011, as a result of the timing of payments. Investment in Videocon is recorded at fair value and decreased to approximately $6,362,000 at July 31, 2011 from approximately $8,525,000 at October 31, 2010, as a result of a decrease in the price of Videocon’s GDRs which are listed on the Luxembourg Stock Exchange. Investment in DISC is recorded at fair value and decreased to approximately $17,000 at July 31, 2011 from approximately $144,000 at October 31, 2010, as a result of a decrease in the price of DISC common shares, which are traded on the over the counter market (and quoted on the Pink Sheets), and by our sale of 4,219,443 shares of the 7,199,443 shares of DISC common stock we held at October 31, 2010. There was no change in the investment in Volga at July 31, 2011 from approximately $128,000 at October 31, 2010. Accounts payable and accrued liabilities decreased by approximately $97,000 from approximately $450,000 at October 31, 2010 to approximately $353,000 at July 31, 2011, as a result of the timing of payments. Deferred revenue increased by approximately $2,574,000 at July 31, 2011 from zero at the end of fiscal 2010, as a result of the receipt of the display technology license fees of $3,000,000 in June 2011, reduced by the license fee revenue recognized during the three months ended July 31, 2011 of $426,000. Loan payable, which is due in December 2014, remained at $5,000,000 at July 31, 2011 and October 31, 2010. Loan receivable, which is classified as a contra-equity in the accompanying condensed consolidated balance sheet and is due in December 2014, remained at

$5,000,000 at July 31, 2011 and October 31, 2010. As a result of these changes, working capital at July 31, 2011 decreased to approximately $717,000 from approximately $785,000 at the end of fiscal year 2010.

Under the EPD License Agreement and Nano Display License Agreement, AUO has agreed to pay CopyTele a potential aggregate license fee of $10 million, of which $3 million was paid by AUO in June 2011 and an additional $7 million is payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% withholding tax, which at the election of the Company could be deducted or credited against future US income tax. Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million. In addition, each of the agreements also provides for the basis for royalty payments by AUO to CopyTele.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon. The license fee payments were subsequently deferred as described in more detail in our Annual Report on Form 10-K for fiscal year ended October 31, 2010. We presently anticipate that ongoing improvements to our display technology will likely result in future modifications of the timing of payments from Videocon. Accordingly, we cannot presently estimate specific future payment dates; however, we are in discussion with Videocon for additional payments. During the nine-months ended July 31, 2011 and 2010, we received license fee payments from Videocon of $-0- and $300,000, respectively. No such license fee payments were received from Videocon during the three-month periods ended July 31, 2011 and 2010. As of July 31, 2011, we have received aggregate license fee payments from Videocon of $3.2 million.

Total employee compensation expense for the nine-month periods ended July 31, 2011 and 2010 was approximately $2,836,000 and $2,597,000, respectively, and for the three-month periods ended July 31, 2011 and 2010 was approximately $1,094,000 and $720,000, respectively. During the nine-month periods ended July 31, 2011 and 2010, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. During the nine-month periods ended July 31, 2011 and 2010, we issued 6,396,075 shares and 3,467,425 shares, respectively, of common stock to certain employees for services rendered. We recorded stock-based compensation expense for the nine-month periods ended July 31, 2011 and 2010 of approximately $1,313,000 and $1,392,000, respectively, and for the three-month periods ended July 31, 2011 and 2010, of approximately $353,000 and $398,000, respectively, for shares of common stock issued to employees. In addition, during the nine-month periods ended July 31, 2011 and 2010, we granted to employees stock options to purchase 3,865,000 shares and 2,450,000 shares, respectively. We recorded stock-based compensation expense, related to stock options granted to employees, of approximately $643,000 and $535,000, respectively, during the nine-month periods ended July 31, 2011 and 2010, and approximately $334,000 and $96,000, respectively, during the three-month periods ended July 31, 2011 and 2010. It is management’s intention to continue to compensate employees by issuing stock or stock options.

During the nine-month periods ended July 31, 2011 and 2010, we issued 345,794 shares and 117,285 shares, respectively, of common stock to non-employee consultants for services rendered. We recorded consulting expense for the nine-month periods ended July 31, 2011 and 2010 of approximately $84,000 and $53,000, respectively, and for the three-month periods ended July 31, 2011 and 2010 of approximately $48,000 and $11,000, respectively, for shares of common stock issued to non-employee consultants. In addition, during the nine-month periods ended July 31, 2011 and 2010, we granted to consultants options to purchase 260,000 shares and 10,000 shares, respectively. We recorded consulting expense related to the stock options granted to non-employee consultants of approximately $44,000 and $6,000, respectively, for the nine-month periods ended July 31, 2011 and 2010, and of $-0- and $-0-, respectively, for the three-months ended July 31, 2011 and 2010. It is also management’s intention to continue to compensate non-employee consultants, when possible, by issuing stock or stock options.

During the nine-month periods ended July 31, 2011 and 2010, stock options to purchase 4,670,000 shares and 2,515,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,098,000 and $1,050,000, respectively.

In February 2011, we received proceeds of $1,250,000 pursuant to the sale of 7,000,000 unregistered shares of our common stock and warrants to purchase 7,000,000 shares of our unregistered common stock in a private placement.

We believe that our existing cash, cash equivalents, investments in U.S. government securities and certificates of deposit, and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our display technologies, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months from the end of this reporting period, if not longer. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options. We currently have no arrangements with respect to additional financing. We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all. If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products directly to U.S. and international distributors, dealers and original equipment manufacturers that market our encryption products and to end-users. During the nine months ended July 31, 2011, we have recognized revenue from sales of encryption products of approximately $128,000. In fiscal 2008, we entered into a license agreement with Videocon. As of July 31, 2011, we received aggregate license fee payments from Videocon of $3,200,000. In May 2011, we entered into license agreements with AUO, and in June 2011 received an initial license fee of $3,000,000 from AUO.

The following table presents our expected cash requirements for contractual obligations outstanding as of July 31, 2011:

	00000000	00000000	00000000	00000000	00000000
	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Consulting Agreement	$128,000	$-	$-	$-	$128,000

Noncancelable Operating Leases	$102,000	$-	-	-	$102,000

Secured Loan Obligation to Mars Overseas	-	-	5,000,000	-	$5,000,000

Total Contractual Cash Obligations	$230,000	$-	$5,000,000	$-	$5,230,000

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As of July 31, 2011, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

At July 31, 2011, our investment in Videocon GDRs is recorded at fair value of approximately $6,362,000 and has exposure to additional price risk. The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees. Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of July 31, 2011 amounts to approximately $636,000.

Our investment in DISC common stock at July 31, 2011 is recorded at fair value of approximately $17,000 and has exposure to price risk. DISC’s common stock is not registered under the Securities Exchange Act of 1934, but is traded in the over the counter market and quoted on the Pink Sheets. Accordingly, the fair value of DISC’s common stock is subject to price risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in price of this investment, as of July 31, 2011 amounts to approximately $2,000.

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

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings. None

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3.  Defaults Upon Senior Securities. None

Item 5.  Other Information. None

Item 6.  Exhibits.

10.1     Exclusive License Agreement, dated May 27, 2011, between CopyTele, Inc. and AU Optronics Corp. (filed herewith). (Confidential portions have been omitted and filed separately with the Commission).

10.2     License Agreement, dated May 27, 2011, between CopyTele, Inc. and AU Optronics Corp. (filed herewith). (Confidential portions have been omitted and filed separately with the Commission).

31.1     Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 14, 2011.

31.2     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 14, 2011.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 14, 2011.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
September 14, 2011	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
September 14, 2011	Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)