Form 10-Q/A
period 2011-07-31
COPYTELE INC
filed 2011-10-14
CIK 715446

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.

No other changes have been made to the 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

Exhibits	Description of Exhibit

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).*

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.*

101.ins	Instance Document**

101.def	XBRL Taxonomy Extension Definition Linkbase Document**

101.sch	XBRL Taxonomy Extension Schema Document **

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **

101.lab	XBRL Taxonomy Extension Label Linkbase Document **

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed with the 10-Q.
**	Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board and
Chief Executive Officer
October 14, 2011	(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal
October 14, 2011	Financial and Accounting Officer)