Form 10-Q/A
period 2011-07-31
COPYTELE INC
filed 2011-11-30
CIK 715446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to CopyTele, Inc.’s (“CopyTele”) Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission (the “Commission”) on September 14, 2011 (the “Form 10-Q”), is to refile Exhibits 10.1 and 10.2 that were originally filed with the Form 10-Q to conform such exhibits to comments received from the Commission on the confidential treatment request filed by CopyTele with respect to Exhibits 10.1 and 10.2.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and Exhibits 10.1 and 10.2, as corrected. No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits.

10.1	Exclusive License Agreement, dated May 27, 2011, between CopyTele, Inc. and AU Optronics Corp. (filed herewith). (Confidential portions have been omitted and filed separately with the Commission).

10.2	License Agreement, dated May 27, 2011, between CopyTele, Inc. and AU Optronics Corp. (filed herewith). (Confidential portions have been omitted and filed separately with the Commission).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 30, 2011.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 30, 2011.

32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated November 30, 2011.

32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated November 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Denis A. Krusos
Denis A. Krusos
November 30, 2011	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
November 30, 2011	Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)