Form 10-K
period 2011-10-31
COPYTELE INC
filed 2012-01-30
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s Common Stock on the Over-the-Counter Bulletin Board on such date ($0.2275 ): $31,854,903

On January 23, 2012, the registrant had outstanding 179,694,292 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

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

Overview

As used herein, “we,” “us,” “our,” the “Company” or “CopyTele” means CopyTele, Inc. unless otherwise indicated. Unless otherwise indicated, all references in this Form 10-K to “dollars” or “$” refer to US dollars.

Our principal operations include the development, production and marketing of thin flat display technologies, including low-voltage phosphor color displays and low-power passive E-Paper® displays, and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over several communications media.

As part of our ongoing development activities, we continue to conduct improvement programs related to both our electrophoretic display (“EPD”) and flat panel, low voltage phosphor, nanotube display (“Nano Display”) technologies to meet anticipated future customer needs. Our advanced new EPD technology utilizes specially coated particles in combination with a unique type of pixel structure to create an image. This new technology is applicable to electronic books and other low power applications. We believe that our advanced EPD technology will have higher contrast, considerably faster operation, and be produced at a lower cost than current electrophoretic displays. Our Nano Display technology incorporates a new type of low voltage, efficient color phosphors in combination with nano materials and an electron emission system utilizing nano materials to produce color video information. Our Nano Display technology is applicable to small hand-held and larger size applications, including TVs. We believe our Nano Display could potentially have a cost similar to a CRT (cathode ray tube) and thus cost less than current LCDs (liquid crystal displays), partly because our Nano Display does not contain a backlight, color filter or polarizer which represent a substantial portion of the cost of an LCD.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) with AU Optronics Corp., a Taiwanese company (“AUO”). Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper® display patents and technology (the “EPD Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the EPD Licensed Technology, with the right to sublicense the technology to third parties. We retained the non-exclusive right to use the EPD Licensed Technology in a non-competitive manner.

In May 2011, we also entered into another license agreement (the “Nano Display License Agreement” and together with the EPD License Agreement, the “AUO License Agreements”) with AUO. Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our Nano Display patents and technology (the “Nano Display Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the Nano Display Licensed Technology, with the right to consent to the granting of licenses of the Nano Display Licensed Technology to third parties.

Since entering into the AUO License Agreements, both AUO and CopyTele have set up project teams to implement our EPD and Nano Display technologies. We are continuously providing technical support to AUO’s project teams. This support includes coordinating our technologies to interface with AUO’s production requirements.

Under the AUO License Agreements, AUO has agreed to pay CopyTele an aggregate license fee of up to $10 million, of which $3 million was paid by AUO in June 2011 and the remaining $7 million is payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% foreign withholding tax, which at the election of the Company could be deducted as an operating expense for US income tax purposes or credited against future US income tax. Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million. In addition, each of the agreements also provides for the basis for royalty payments by AUO to CopyTele.

AUO states that they are a global leader of thin film transistor liquid crystal display panels (TFT-LCD) and are able to provide customers with a full range of panel sizes and comprehensive applications, offering TFT-LCD panels in sizes ranging from 1.2 inches to greater than 71 inches. AUO generated NT $467.2 billion in sales revenue in 2010 ($16 billion converted at an exchange rate of NT $29.14 to $1) with global operations in Taiwan, Mainland China, Japan, Singapore, South Korea, the U.S., and Europe. Additionally, according to AUO, it is the first pure TFT-LCD manufacturer to be successfully listed at the New York Stock Exchange (NYSE). AUO extended its market to the green energy industry in late 2008. AUO’s Display and Solar businesses were established as its two core businesses in October, 2010. The foregoing information as to AUO was obtained from its public filing and we assume no responsibility for the accuracy thereof.

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “Videocon License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”). In April 2008, the Indian Government approved the Videocon License Agreement. Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor Nano Displays (the “Videocon Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Videocon Licensed Technology. With the approval and support of Videocon, we entered into the AUO License Agreements for AUO to utilize their production facilities to produce our display technologies, including the Videocon Licensed Technology, for their own products and potentially for Videocon products. Additional licenses of the Videocon Licensed Technology to third parties require the joint agreement of CopyTele, Videocon, and AUO.

According to Videocon, it is the flagship company of the Videocon Group, a $4 billion global business conglomerate with a strong presence in household consumer goods, oil & gas, retail, telecom, and the power sector and has one of the largest distribution networks in India with a nationwide presence. Videocon Group has a full range of products consisting of flat panel devices (LCDs) and conventional TVs, washing machines, air conditioners, refrigerators, home theater systems, microwave ovens, food processors, and sophisticated small home appliances. Recently the Videocon Group also successfully launched a range of mobile handsets and next-generation direct-to-home television services. The Videocon Group exports consumer electronics and home appliances to markets in the Middle East, Europe, West Asia, Latin America and Southeast Asia.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon (which royalty will decrease when a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Videocon Licensed Technology). The initial installment commenced in May 2008, however certain license fee payments have been subsequently deferred in light of our joint decision to jointly develop improved versions of our Nano Display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost. However, the aggregate amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject to CopyTele’s limited performance requirements described below and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage. During the fiscal year ended October 31, 2010 we received license fee payments from Videocon of $600,000. No such license fee payments were received from Videocon during the fiscal year ended October 31, 2011. As of October 31, 2011, we have received aggregate license fee payments from Videocon of $3.2 million. With our Nano Display License Agreement with AUO, we have concentrated our technical support to AUO to implement our Nano Display technology utilizing AUO’s facilities. Under the Nano Display License Agreement, Videocon has the potential to receive the Nano Displays produced by AUO and to incorporate the displays into their own products. As a result, we are presently in discussions with Videocon to enter into a new arrangement for us to receive the remaining or further license payments from Videocon. Accordingly, we cannot presently estimate specific future payment dates for the license fee payments.

Prior to our Nano Display License Agreement with AUO, Videocon, under the Videocon License Agreement, and with our assistance, was to provide the design and process engineering required to produce production display modules utilizing the Videocon Licensed Technology and also to provide all tooling and fixtures required for the production process. The display modules consist of our low voltage phosphor nanotube displays, the attached associated driver circuits, and controller circuits. Under the terms of the Videocon License Agreement, we have disclosed to Videocon the Videocon Licensed Technology, including any improvements, provided documentation and training of Videocon personnel, and cooperated with Videocon to jointly implement our technology prior to production to produce prototypes of such modules. In connection with our performance requirements under the Videocon License Agreement, we have provided technical information to Videocon, so they can understand the design and fabrication processes involved in our display technology. This includes providing the design and fabrication processes of the display components, such as the matrix which contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our displays. Other components and fabrication processes include the design details of the electron emission system materials and specifications, the methods, materials and processes required to obtain a vacuum for our display operation and the methods and electronics involved to operate, test, and evaluate the performance of the display. The display technology improvements were aimed at reducing the power, increasing the reliability, lowering fabrication cost and to also accommodate higher resolution (higher pixel density) and higher contrast. All of the above information that we have supplied to Videocon is important for Videocon to potentially receive displays that are potentially produced by AUO and for Videocon to incorporate the displays into their own products. We are continuing to use the assistance of Volga Svet Ltd., a Russian corporation (“Volga”), and an Asian company to implement these improvements. Improvements to the technology are to be jointly owned by CopyTele and Videocon.

Under the Videocon License Agreement we continue to have the right to produce and market products utilizing the Videocon Licensed Technology. We also continue to have the right to utilize Volga, with whom we have been working with for more than fourteen years, and the Asian company, with whom we have been working with for more than eight years, to produce and market, products utilizing the Videocon Licensed Technology.

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

In October 2011, Mr. Naveen Mandhana, former Senior Vice President, Director and one of the founding team members of Videocon, joined CopyTele in the capacity of adviser to the Chairman and Chief Executive Officer. Mr. Mandhana has more than 30 years experience in consumer electronics, display technology and in facilitating and developing joint ventures. He will focus on strategic planning, technology roadmaps, and application deployment between AUO, Videocon and CopyTele, as well as penetrating new business opportunities for CopyTele in India and the Far East.

At the same time we entered into the Videocon License Agreement in November 2007, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”). Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000. Also in November 2007, our wholly-owned subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), for an aggregate purchase price of $16,200,000. The fair value of our investment in the Videocon GDRs as of October 31, 2011 was approximately $5,382,000.

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

Our Nano Display technology includes a proprietary mixture of specially coated carbon nanotubes and nano materials in combination with our proprietary low voltage color phosphors. The specially coated carbon nanotubes, which are supplied to us by a U.S. company, and nano materials, require a low voltage for electron emission and are extremely small – approximately 1 ten thousandth the width of a human hair. Our technology utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located extremely close from the pixels. The matrix also has a high pixel field factor to obtain high contrast and low power consumption. As a result, each pixel phosphor brightness is controlled using less than 40 volts. The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology. We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition. We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

In September 2009, we entered into a Technology License Agreement (the “Volga License Agreement”) with Volga to produce and market our thin, flat, low voltage phosphor, Nano Displays in Russia. As part of the Volga License Agreement, Volga is required to purchase from us the matrix substrate, carbon nanotubes, and associated display electronics for any production of the licensed displays. In addition, in September 2009, we entered into a separate agreement with Volga whereby we obtained a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.

We have also initiated an evaluation of our E-Paper® electrophoretic intellectual property with ZQX Advisors, LLC (“ZQX”) under our August 2009 Engagement Agreement. This included a review of our patent claims in connection with patents relating to the current e-reader market. We continue to maintain a 19.5% interest in ZQX.

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

Text messaging has become an important communications format widely utilized in government and commercial correspondence. We have released the first version of our Android SMS Encryption App (application) called ProtecText® to help secure these communications. The application is easy to install and use to encrypt Short Message Service (SMS) Text Messages on Android compatible products. Customers with Android phones can download and install this application directly from the Android Market. We are also continuing to market our DCS-1400i voice encryption product for use on the 9555 and 9575 Iridium satellite phones as well as certain compliant USB cellular devices.

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

We were incorporated on November 5, 1982 under the laws of the State of Delaware. Our principal executive offices are located at 900 Walt Whitman Road, Melville, New York 11747, our telephone number is 631-549-5900, and our Internet website address is www.copytele.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”).

New Technologies Under Development

The following new technologies have not been incorporated into commercially marketable products and have not generated any product revenue:

Display Technology

We are continuing to pursue our efforts to develop new technologies for our color Nano Display and E-Paper® displays. With the assistance of Videocon, we entered into the AUO Licensing Agreements to utilize AUO’s production facilities to produce our display technologies for their own products and potentially for Videocon products.

We are continuing to develop another version of our new type low voltage and low power Nano Display having a different matrix configuration and phosphor excitation system. This new type of display is covered under the licenses provided to Videocon and AUO and is expected to be lower in cost to produce than our prior displays. We are also producing color display modules, with the assistance of Volga and the Asian company, which incorporate the new type of matrix and phosphor excitation system.

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

•

Advancing our compatibility with more Universal Serial Bus (USB) connected cellular and satellite phones and our DCS-1400i device. The additional services will expand our wireless compatibility domestically and abroad.

•

We continue to update and optimize ProtecText®, our software based Short Message Service (SMS) text message encryption solution. The ProtecText® application (App) is easy to install and use to encrypt and protect text messages for Android compatible products.

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

Marketing and Sales

Flat Panel Video Display Products

Under our license agreements with AUO and Videocon, AUO and Videocon (or a Videocon Group company) are to market the products they produce that incorporate displays utilizing our technology.

Encryption Products

We market our line of encryption products to domestic and international commercial and government customers, directly and through distributors. These products include voice, fax and data devices.

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

Customers

During fiscal year 2011, we recognized approximately $873,000 in net revenue in our Display Technology Segment from AUO (constituting all of the revenue in such segment), representing approximately 87% of our total net revenue. During fiscal year 2010, we recognized approximately $600,000 in net revenue in our Display Technology Segment from Videocon (constituting all of the revenue in such segment), representing approximately 82% of our total net revenue.

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

Patents

We have received patents from the United States and certain foreign patent offices, expiring at various dates between 2012 and 2028. We have also filed or are planning to file patent applications for our Nano Display, E-Paper® and low power passive displays and encryption technologies.

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

Research and Development

Research and development expenses were approximately $3,125,000 and $3,007,000 for the fiscal years ended October 31, 2011 and 2010, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our Consolidated Financial Statements.

Employees and Consultants

We had 20 full-time employees and 17 consultants as of October 31, 2011. Twenty of these individuals, including our Chairman of the Board and Chief Executive Officer, are engaged in research and development. Their backgrounds include expertise in physics, chemistry, optics and electronics. Five individuals are engaged in marketing and the remaining individuals are engaged in administrative and financial functions for us. None of our employees are represented by a labor organization or union.

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

We have had net losses and negative cash flows from operations in each year since our inception, and we may continue to incur substantial losses and experience substantial negative cash flows from operations. We have incurred substantial costs and expenses in developing our encryption and flat panel display technologies and in our efforts to produce commercially marketable products incorporating our technology. We have had limited sales of products to support our operations from inception through October 31, 2011. We have set forth below our net losses, research and development expenses and net cash used in operations for the fiscal years ended October 31, 2011 and 2010:

	Fiscal Years Ended October 31,
	2011	2010
Net loss	$7,378,036	$5,175,131
Research and development expenses	3,124,773	3,007,459
Net cash used in operations	716,000	2,405,817

•	We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders.

We anticipate that, if cash generated from operations is insufficient to satisfy our requirements, we will require additional funding to continue our research and development activities and market our products. We believe that our existing cash, cash equivalents, investments in U.S. government securities and certificates of deposit, and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our display technologies, and other potential sources of cash flows, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options. We currently have no arrangements with respect to additional financing. We can give no assurances that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, that employees and consultants will continue to accept stock as compensation, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all. If we cannot obtain such funding if needed, we would need to curtail or cease some or all of our operations.

•	We may not generate sufficient revenue to support our operations in the future or to generate profits.

Our principal operations include the development, production and marketing of thin flat display technologies, including low-voltage phosphor color displays and low-power passive E-Paper® displays, and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over several communications media. In May 2008, we began receiving license fees related to our display technology from Videocon pursuant to the Videocon License Agreement. The Videocon License Agreement provides for payment of license fees as well as the payment of certain royalties based on sales of products containing our display technology. However, we have agreed to defer certain license fee payments (as described more fully in “Item 1. Business”) and we presently anticipate that ongoing improvements to our display technology and our current discussions with Videocon concerning additional licensees will likely result in future modifications of the timing of payments from Videocon. In June 2011, we received an initial license fee from AUO related to our display technologies pursuant to the AUO License Agreements. The AUO License Agreements also provide for payment of additional license fees upon completion of certain conditions for the respective technologies and, in addition, provide for the basis for royalty payments by AUO to CopyTele. We can give no assurances as to when, if ever, that we will receive any additional license fees or royalty payments from Videocon or AUO. In addition, our arrangements with Videocon and AUO involve counterparty risk. Our encryption products are only in their initial stages of commercial production. Our investments in research and development are considerable. Our ability to generate sufficient revenues to support our operations in the future or to generate profits will depend upon numerous factors, many of which are beyond our control, including, but not limited to:

•	Our and Videocon’s ability to implement our technology for Videocon to produce and market products containing our displays.

•	Our and AUO’s ability to implement our technology for AUO to produce and market products containing our displays.

•	Our ability to enter into license agreements with other third parties to utilize our technology in their products.

•	The capability of Volga, with whom we have been working for fourteen years, to produce color and monochrome displays and supply them to us.

•	Our ability to successfully market our line of encryption products.

•	Our production capabilities and those of our suppliers as required for the production of our encryption products.

•	Long-term performance of our products.

•	The capability of our dealers and distributors to adequately service our encryption products.

•	Our ability to maintain an acceptable pricing level to end-users for both our encryption and display products.

•	The ability of suppliers to meet our and Videocon’s or AUO’s requirements and schedules.

•	Our ability to successfully develop other new products under development, including our thin, flat, low-power passive display technology.

•	Rapidly changing consumer preferences.

•	The possible development of competitive products that could render our products obsolete or unmarketable.

•	Our future negotiations with Videocon and Volga with respect to payments and other arrangements with Volga.

•	Our ability to successfully implement and commercialize our E-Paper® display technology.

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

•	The loss of Videocon or AUO as customers could materially and adversely affect our results of operations and financial condition.

All of our net revenue in our Display Technology Segment and approximately 87% of our total net revenue during fiscal year 2011 came from AUO and all of our net revenue in our Display Technology Segment and approximately 82% of our total net revenue during fiscal year 2010 came from Videocon. The loss of either of these customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships with Videocon and AUO or they may delay performance under, or fail to comply with, the payment terms of their agreements, all of which could materially and adversely affect our results of operations or financial condition. Any reduction in the amount of revenue that we derive from Videocon or AUO, without an offsetting increase in new sales to other customers, could have a material adverse effect on our operating results.

•	Timing of payments pursuant to the AUO License Agreements are dependent upon completion of certain conditions which we cannot assure you will occur on a timely basis or at all.

Our receipt of the additional $7 million of license fees from AUO is subject to completion of certain conditions for the respective technologies. We cannot presently estimate when, if ever, such conditions will be satisfied. Therefore the future payment dates for the additional license fee payments is uncertain.

•	Future modifications of the timing of payments pursuant to the Videocon License Agreement could occur that might materially affect which future periods in which revenues are recognized.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period. The initial installment commenced in May 2008, however certain license fee payments have been subsequently deferred in light of our joint decision to jointly develop improved versions of our Nano Display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost. However, the aggregate amount of the payments did not change and Videocon’s obligation to make such payments remains in effect. During the fiscal year ended October 31, 2010 we received license fee payments from Videocon of $600,000. No such license fee payments were received from Videocon during the fiscal year ended October 31, 2011. As of October 31, 2011, we have received aggregate license fee payments from Videocon of $3.2 million. With our Nano Display License Agreement with AUO, we have concentrated our technical support to AUO to implement our Nano Display technology utilizing AUO’s facilities. Under the Nano Display License Agreement, Videocon has the potential to receive the Nano Displays produced by AUO and to incorporate the displays into their own products. As a result, we are presently in discussions with Videocon to enter into a new arrangement for us to receive the remaining or further license payments from Videocon. Accordingly, we cannot presently estimate specific future payment dates for the license fee payments.

•

A substantial portion of our current and future expected business is with Videocon (an Indian company) and AUO (a Taiwanese company) and accordingly, we are faced with the inherent risks of doing business in a foreign country.

There are risks inherent in doing business in a foreign country. Risks of doing business in a foreign country could materially and adversely affect our results of operations and financial condition. These risks include, but are not limited to, unpredictable changes in or application of taxation regulations, foreign exchange controls, uncertain or unpredictable political, legal and economic environments and invalidity of government approvals. The occurrence of one or more of these events or a change in existing policy could have a material adverse effect on our cash flows, earnings, results of operations, and financial condition. These risks may limit or disrupt our operations, restrict the movement of funds or impair contract rights. In addition, the Videocon License Agreement is governed by the law of India and accordingly, in the event of a dispute regarding the Videocon License Agreement, it may be necessary for us to resolve such dispute in India or another foreign country, where we would be faced with unfamiliar laws and procedures. The resolution of disputes in foreign countries can be costly and time consuming, similar to the situation in the United States. However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures. We may not be entitled to a jury trial, as we might be in the United States. Further, to litigate or arbitrate in a foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen expenses if we are forced to resolve a dispute in India or any other foreign country.

•	Our arrangements with Videocon involve market risks.

At the same time as we entered into the Videocon License Agreement, we entered into the Share Subscription Agreement with Mars Overseas, to purchase the 20,000,000 CopyTele Shares, and our subsidiary, CopyTele International entered into the GDR Purchase Agreement to purchase the 1,495,845 Videocon GDRs. The value of the Videocon GDRs owned by us depends upon, among other things, the value of Videocon’s securities in its home market of India, as well as exchange rates between the U.S. dollar and Indian rupee (the currency in which Videocon’s securities are traded in its home market). Based on both the duration and the continuing magnitude of the market price declines and the uncertainty of recovery, we recorded other than temporary impairments as of October 31, 2009 and 2011. We can give no assurances that the value of the Videocon GDRs will not decline in the future and future write downs may occur.

In addition, for the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements. The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas. The loans are for a term of seven years, do not bear interest and prepayment of the loans will not release the lien on the Securities prior to the end of the seven year period. The loan agreements also provide for customary events of default which may result in forfeiture of the Securities by the defaulting party. We can give no assurances that the respective parties receiving such loans will not default on such loans.

•	Our arrangements with Volga involve liquidity and market risks.

At the same time as we entered into the Volga License Agreement in September 2009, we acquired a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock. The Volga shares are not publicly traded and there is no assurance that we will be able to sell the shares at an acceptable price, if at all.

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

With the exception of our encryption products, all of the Company’s products have not been incorporated into commercially marketable products, have not generated any revenue from commercial productions (other than license fees) and may never be commercialized. Even if commercialized, the Company’s products may not be commercially successful because consumers may not desire the Company’s products or third parties may develop superior technology or have proprietary rights that preclude the Company from marketing its products.

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

•	We have not paid, nor do we anticipate paying in the future, any cash dividends.

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

We lease approximately 12,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease that expires November 30, 2014. Our base rent is approximately $311,000 per annum and the lease provides an escalation clause for increases in certain operating costs. See Note 7 to our Consolidated Financial Statements.

We believe that the facilities described above are adequate for our current requirements.

Item 3.	Legal Proceedings.

We are not a party to any material pending legal proceedings. We are party to claims and complaints that arise in the ordinary course of business. We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “COPY”. The high and low sales prices as reported by the OTCBB for each quarterly fiscal period during our fiscal years ended October 31, 2011 and 2010 have been as follows:

Fiscal Period	High	Low
1st quarter 2011	$0.35	$0.15
2nd quarter 2011	0.35	0.13
3rd quarter 2011	0.50	0.17
4th quarter 2011	0.25	0.13
1st quarter 2010	$0.78	$0.35
2nd quarter 2010	0.52	0.28
3rd quarter 2010	0.39	0.19
4th quarter 2010	0.30	0.15

Holders

As of January 23, 2012, the approximate number of record holders of our common stock was 1,178 and the closing price of our common stock was $0.12 per share.

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

The issuances of the securities referred to above (i) were not registered under the Securities Act of 1933, as amended, in reliance on an exemption from registration under Section 3(b) or Section 4(2) of the Act, and Rule 506 promulgated thereunder, based on the fact that all of the investors are “accredited investors,” as such term is defined in Rule 501 of Regulation D and (ii) were not subject to any underwriting discounts or commissions.

Stockholder Return Performance Graph

Set forth below is a graph showing the five-year cumulative total return for: (i) our common stock; (ii) The Nasdaq Stock Market U.S. Index, a broad market index covering shares of common stock of domestic companies that are listed on The Nasdaq Stock Market (“Nasdaq”); and (iii) The Nasdaq Electronic Components Stock Index, a group of companies that are engaged in the manufacture of electronic components and related accessories with a Standard Industrial Classification Code of 367 and listed on Nasdaq.

		Fiscal Year Ended October 31
		2006	2007	2008	2009	2010	2011
COPYTELE INC	Cum $	100.00	152.52	81.34	99.97	37.58	27.11
NASDAQ Stock Market (US Companies)	Cum $	100.00	118.93	73.67	69.00	85.44	93.50
NASDAQ Electronic Components Index	Cum $	100.00	127.11	69.29	87.45	99.98	98.14

The comparison of total return on investment for each fiscal year ended October 31 assumes that $100 was invested on November 1, 2006 in each of CopyTele, The Nasdaq Stock Market U.S. Index and The Nasdaq Electronic Components Index with investment weighted on the basis of market capitalization and all dividends reinvested.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with those statements, and the notes related thereto, which are included in this Annual Report on Form 10-K.

	As of and for the fiscal years ended October 31,
	2011	2010	2009	2008	2007
Net revenue	$1,003,193	$730,675	$1,055,797	$2,063,123	$486,852
Cost of encryption products sold	34,081	38,441	27,861	95,594	73,953
Provision for excess inventory	—	43,866	19,627	—	—
Cost of encryption services	—	—	—	—	86,407
Cost of display engineering services	—	—	18,200	—	—
Research and development expenses	3,124,773	3,007,459	4,116,200	4,127,393	3,403,943
Selling, general and administrative expenses	2,872,605	2,889,129	4,194,227	3,829,654	2,414,916
Impairment in value of available for sale securities	1,785,793	—	9,218,972	—	—
Dividend income	33,507	68,211	29,468	130,886	—
Interest income	2,516	4,878	20,807	37,028	34,149
Provision for income taxes	600,000	—	—	—	—
Net loss	(7,378,036)	(5,175,131)	(16,489,015)	(5,821,604)	(5,458,218)
Net loss per share of common stock – basic and diluted	($.04)	($.03)	($.12)	($.05)	($.05)
Total assets	8,645,832	10,046,076	9,848,446	7,497,869	1,870,159
Long term obligations	—	—	—	—	—
Shareholders’ equity	1,058,033	4,595,955	4,452,272	1,730,277	1,191,350
Cash dividends per share of common stock	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

Our principal operations include the development, production and marketing of thin flat display technologies, including low-voltage phosphor color displays and low-power passive E-Paper® displays, and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over several communications media.

As part of our ongoing development activities, we continue to conduct improvement programs related to both our electrophoretic display (“EPD”) and flat panel, low voltage phosphor, nanotube display (“Nano Display”) technologies to meet anticipated future customer needs. Our advanced new EPD technology utilizes specially coated particles in combination with a unique type of pixel structure to create an image. This new technology is applicable to electronic books and other low power applications. We believe that our advanced EPD technology will have higher contrast, considerably faster operation, and be produced at a lower cost than current electrophoretic displays. Our Nano Display technology incorporates a new type of low voltage, efficient color phosphors in combination with nano materials and an electron emission system utilizing nano materials to produce color video information. Our Nano Display technology is applicable to small hand-held and larger size applications, including TV’s. We believe our Nano Display could potentially have a cost similar to a CRT (cathode ray tube) and thus cost less than current LCDs (liquid crystal displays), partly because our Nano Display does not contain a backlight, color filter or polarizer which represent a substantial portion of the cost of an LCD.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) with AU Optronics Corp., a Taiwanese company (“AUO”). Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper® display patents and technology (the “EPD Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the EPD Licensed Technology, with the right to sublicense the technology to third parties. We retained the non-exclusive right to use the EPD Licensed Technology in a non-competitive manner.

In May 2011, we also entered into another license agreement (the “Nano Display License Agreement” and together with the EPD License Agreement, the “AUO License Agreements”) with AUO. Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our Nano Display patents and technology (the “Nano Display Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the Nano Display Licensed Technology, with the right to consent to the granting of licenses of the Nano Display Licensed Technology to third parties.

Since entering into the AUO License Agreements, both AUO and CopyTele have set up project teams to implement our EPD and Nano Display technologies. We are continuously providing technical support to AUO’s project teams. This support includes coordinating our technologies to interface with AUO’s production requirements.

Under the AUO License Agreements, AUO has agreed to pay CopyTele an aggregate license fee of up to $10 million, of which $3 million was paid by AUO in June 2011 and the remaining $7 million is payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% foreign withholding tax. Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million. In addition, each of the agreements also provides for the basis for royalty payments by AUO to CopyTele.

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “Videocon License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”). In April 2008, the Indian Government approved the Videocon License Agreement. Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor Nano Displays (the “Videocon Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Videocon Licensed Technology. With the approval and support of Videocon, we entered into the AUO License Agreements for AUO to utilize their production facilities to produce our display technologies, including the Videocon Licensed Technology, for their own products and potentially for Videocon products. Additional licenses of the Videocon Licensed Technology to third parties require the joint agreement of CopyTele, Videocon, and AUO.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon (which royalty will decrease when a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Videocon Licensed Technology). The initial installment commenced in May 2008, however certain license fee payments have been subsequently deferred in light of our joint decision to jointly develop improved versions of our Nano Display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost. However, the aggregate amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject to CopyTele’s limited performance requirements described below and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage. During the fiscal year ended October 31, 2010 we received license fee payments from Videocon of $600,000. No such license fee payments were received from Videocon during the fiscal year ended October 31, 2011. As of October 31, 2011, we have received aggregate license fee payments from Videocon of $3.2 million. With our Nano Display License Agreement with AUO, we have concentrated our technical support to AUO to implement our Nano Display technology utilizing AUO’s facilities. Under the Nano Display License Agreement, Videocon has the potential to receive the Nano Displays produced by AUO and to incorporate the displays into their own products. As a result, we are presently in discussions with Videocon to enter into a new arrangement for us to receive the remaining or further license payments from Videocon. Accordingly, we cannot presently estimate specific future payment dates for the license fee payments.

Prior to our Nano Display License Agreement with AUO, Videocon, under the Videocon License Agreement, and with our assistance, was to provide the design and process engineering required to produce production display modules utilizing the Videocon Licensed Technology and also to provide all tooling and fixtures required for the production process. The display modules consist of our low voltage phosphor nanotube displays, the attached associated driver circuits, and controller circuits. Under the terms of the Videocon License Agreement, we have disclosed to Videocon the Videocon Licensed Technology, including any improvements, provided documentation and training of Videocon personnel, and cooperated with Videocon to jointly implement our technology prior to production to produce prototypes of such modules. In connection with our performance requirements under the Videocon License Agreement, we have provided technical information to Videocon, so they can understand the design and fabrication processes involved in our display technology. This includes providing the design and fabrication processes of the display components, such as the matrix which contains the structure to accommodate our electron emission technology and the color phosphors that are used to illuminate our displays. Other components and fabrication processes include the design details of the electron emission system materials and specifications, the methods, materials and processes required to obtain a vacuum for our display operation and the methods and electronics involved to operate, test, and evaluate the performance of the display. The display technology improvements were aimed at reducing the power, increasing the reliability, lowering fabrication cost and to also accommodate higher resolution (higher pixel density) and higher contrast. All of the above information that we have supplied to Videocon is important for Videocon to potentially receive displays that are potentially produced by AUO and for Videocon to incorporate the displays into their own products. We are continuing to use the assistance of Volga Svet Ltd., a Russian corporation (“Volga”), and an Asian company to implement these improvements. Improvements to the technology are to be jointly owned by CopyTele and Videocon.

Under the Videocon License Agreement we continue to have the right to produce and market products utilizing the Videocon Licensed Technology. We also continue to have the right to utilize Volga, with whom we have been working with for more than fourteen years, and the Asian company, with whom we have been working with for more than eight years, to produce and market, products utilizing the Videocon Licensed Technology.

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

At the same time we entered into the Videocon License Agreement in November 2007, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”). Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000. Also in November 2007, our wholly-owned subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”), for an aggregate purchase price of $16,200,000. The fair value of our investment in the Videocon GDRs as of October 31, 2011 was approximately $5,382,000.

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

Our Nano Display technology includes a proprietary mixture of specially coated carbon nanotubes and nano materials in combination with our proprietary low voltage color phosphors. The specially coated carbon nanotubes, which are supplied to us by a U.S. company, and nano materials, require a low voltage for electron emission and are extremely small – approximately 1 ten thousandth the width of a human hair. Our technology utilizes a new memory-based active matrix thin film technology with each pixel phosphor activated by electrons emitted by a proprietary carbon nanotube network located extremely close from the pixels. The matrix also has a high pixel field factor to obtain high contrast and low power consumption. As a result, each pixel phosphor brightness is controlled using less than 40 volts. The carbon nanotubes and proprietary color phosphors are precisely placed and separated utilizing our proprietary nanotube and phosphor deposition technology. We have developed a process of maintaining uniform carbon nanotube deposition independent of phosphor deposition. We have also developed a method of enhancing nanotube electron emission to increase the brightness of this type of display.

In September 2009, we entered into a Technology License Agreement (the “Volga License Agreement”) with Volga to produce and market our thin, flat, low voltage phosphor, Nano Displays in Russia. As part of the Volga License Agreement, Volga is required to purchase from us the matrix substrate, carbon nanotubes, and associated display electronics for any production of the licensed displays. In addition, in September 2009, we entered into a separate agreement with Volga whereby we obtained a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.

We have also initiated an evaluation of our E-Paper® electrophoretic intellectual property with ZQX Advisors, LLC (“ZQX”) under our August 2009 Engagement Agreement. This included a review of our patent claims in connection with patents relating to the current e-reader market. We continue to maintain a 19.5% interest in ZQX.

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

Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of warrants and stock options. Since 1999, we have generated limited cash flows from sales of our encryption products, and in May 2008 we began receiving license fees from Videocon and in June 2011 we began receiving license fees from AUO, related to our display technology. We are seeking to improve our liquidity through sales or license of products and technology.

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

Revenue Recognition

Revenues from sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangement with Videocon represent separate units of accounting. Under the Videocon License Agreement, CopyTele is required to: (a) disclose to Videocon the Videocon Licensed Technology and provide reasonable training of Videocon personnel; (b) jointly cooperate with Videocon to produce prototypes prior to production; and (c) assist Videocon in preparing for production. CopyTele has determined that these performance obligations do not have value to Videocon on a standalone basis, as defined in such accounting guidance, and accordingly they do not represent separate units of accounting.

We have established objective and reasonable evidence of fair value for the royalty to be earned from Videocon during the production period based on analysis of the pricing for similar agreements. Since the inception of the Videocon License Agreement, we have not earned any royalty income. In addition, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. As a result of ongoing improvements to our display technology, we have extended the estimated period that we expect to provide cooperation and assistance. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. On this basis, we recognized license fee revenue from Videocon for the years ended October 31, 2011 and 2010 of $-0- and $600,000, respectively.

We have also assessed the revenue guidance of ASC 605-25 to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting. Under the AUO License Agreements, CopyTele received initial license fees of $3 million and could receive up to an additional $7 million in license fees upon completion of certain conditions for the respective technologies. CopyTele has determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting. Accordingly, using a proportional performance method, during the third quarter of fiscal 2011 we began recognizing the $3 million initial license fees over the estimated period that we expect to complete the conditions for the respective technologies and not recognize the $7 million as it is considered contingent revenue. Upon completion of the various conditions for the respective technologies, the additional license fees of $7 million will be recognized over this performance period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from AUO. At each reporting period we assess the progress in completing these efforts and recognize license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies. On this basis, we reassessed the performance period during the fourth quarter of this fiscal year which is reflected in the recognized license fee revenue from AUO for the fiscal year ended October 31, 2011 of approximately $873,000. License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $2,127,000 as of October 31, 2011) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet. Each of the license agreements with AUO also provide for the basis for royalty payments on future production, if any, by AUO to CopyTele, which we have determined represent separate units of accounting. We have not recognized any royalty income under the AUO License Agreements.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment. During the fourth quarter of fiscal year 2011, we determined that based on both the duration and the continuing magnitude of the market price decline and the uncertainty of its recoverability, there was an other than temporary impairment in both our Videocon and Digital Info Security Co. Inc. (“DISC”) investments. We will record an additional impairment charge if and when we believe any such investment has experienced an additional decline that is other than temporary.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance included in ASC 718 “Stock Compensation” (“ASC 718”). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $742,000 and $743,000 during fiscal years ended October 31, 2011 and 2010, respectively, in accordance with ASC 718. We account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees”. See Note 2 to the Consolidated Financial Statements for additional information.

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

Results of Operations

Fiscal Year Ended October 31, 2011 Compared to Fiscal Year Ended October 31, 2010

Net Revenue

Net revenue increased by approximately $272,000 in fiscal year 2011, to approximately $1,003,000, as compared to approximately $731,000 in fiscal year 2010. In fiscal year 2011, revenue from display technology license fees of approximately $873,000 related to the AUO License Agreements. In fiscal year 2010, revenue from display technology license fees of $600,000 related to the Videocon License Agreement. See “- General” above in this Item 7. Revenue from sales of encryption products decreased by less than $1,000 in fiscal year 2011, from approximately $131,000 in fiscal year 2010. Our encryption revenue has been limited and is sensitive to individual large transactions.

Cost of Encryption Products Sold

The cost of encryption products sold decreased by approximately $48,000 in fiscal year 2011, to approximately $34,000, as compared to approximately $82,000 in fiscal year 2010. The cost of encryption products sold includes a provision for excess inventory in fiscal year 2010 of approximately $44,000. There was no provision for excess inventory in fiscal year 2011. The cost of encryption products shipped in fiscal year 2011 decreased to approximately $34,000, as compared to approximately $38,000 in fiscal year 2010, due to variations in gross profit margins of encryption products shipped.

Research and Development Expenses

Research and development expenses increased by approximately $118,000 in fiscal year 2011, to approximately $3,125,000, from approximately $3,007,000 in fiscal year 2010. The increase in research and development expenses was principally due to an increase in employee compensation and related costs, other than stock option expense, of approximately $83,000 and an increase in stock option expense of approximately $35,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $16,000 to approximately $2,873,000 in fiscal year 2011, from approximately $2,889,000 in fiscal year 2010. The decrease in selling, general and administrative expenses was principally due to a decrease in legal and accounting fees of approximately $117,000, a decrease in travel expense of approximately $41,000, a decrease in employee stock option expense of approximately $36,000, offset by an increase in employee compensation and related costs, other than stock option expense of approximately $110,000 and an increase of approximately $57,000 in consulting expense.

Dividend Income

Dividend income, which was received in connection with the Videocon GDRs we acquired in December 2007, decreased by approximately $34,000 to approximately $34,000 in fiscal year 2011, compared to approximately $68,000 in fiscal year 2010. The decrease in dividend income was due to a decrease by Videocon of dividends paid.

Interest Income

Interest income was approximately $3,000 in fiscal year 2011, compared to approximately $5,000 in fiscal year 2010.

Provision for Income Taxes

Provision for income taxes was $600,000 in fiscal year 2011, compared to $-0- in fiscal year 2010. This provision for income taxes is related to the 20% withholding payment in connection with the $3,000,000 license fee payment by AUO in June 2011.

Liquidity and Capital Resources

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering and in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options. In addition, we have generated limited cash flows from sales of our encryption products and from license fees from Videocon related to our display technology pursuant to the Videocon License Agreement. In May 2011, we entered into the AUO License Agreements and in June 2011 we received an initial license fee from AUO.

During fiscal year 2011, our cash used in operating activities was $716,000. This resulted from payments to suppliers, employees and consultants of approximately $3,280,000, which was offset by cash of approximately $131,000 received from collections of accounts receivable related to sales of encryption products, $2,400,000 received from display technology licensing fees, and approximately $34,000 of dividend income received. Our cash used in investing activities during fiscal year 2011 was approximately $2,138,000, which resulted from purchases of short-term investments consisting of certificates of deposit and U.S. government securities of approximately $3,948,000 and purchases of approximately $9,000 of equipment, offset by approximately $1,700,000 received upon maturities of short-term investments consisting of U.S. government securities and approximately $119,000 received upon the sale of DISC’s common stock. Our cash provided by financing activities during fiscal year 2011 was approximately $2,534,000, which resulted from cash of $1,250,000 received from the sale of common stock warrants in a private placement and approximately $1,284,000 received upon the exercise of stock options. As a result, our cash, cash equivalents, and investments in U.S. government securities at October 31, 2011 increased to approximately $3,023,000 from approximately $1,094,000 at the end of fiscal year 2010.

Prepaid expenses and other current assets decreased by approximately $44,000, to approximately $97,000 at October 31, 2011 from approximately $141,000 at October 31, 2010, as a result of the timing of payments. Investment in Videocon is recorded at fair value and decreased by approximately $3,143,000, to approximately $5,382,000 at October 31, 2011 from approximately $8,525,000 at the end of fiscal year 2010, as a result of a decrease in the underlying price of Videocon’s equity shares which are listed on the Luxembourg Stock Exchange. Investment in DISC decreased to $-0- at October 31, 2011 from approximately $144,000 at the end of fiscal year 2010, as a result of recording an other than temporary impairment of DISC common shares, which are traded on the over the counter market (and quoted on the Pink Sheets), and our sale of 4,219,443 shares of the 7,199,443 shares of DISC common stock we held at October 31, 2010. There was no change in the investment in Volga at October 31, 2011 from $127,500 at October 31, 2010. Accounts payable and accrued liabilities increased by approximately $10,000 from approximately $450,000 at the end of fiscal year 2010 to approximately $460,000 at October 31, 2011, as a result of the timing of payments. Deferred revenue increased to approximately $2,127,000 at October 31, 2011, of which approximately $483,000 is non-current as of October 31, 2011, from $-0- at October 31, 2010, as a result of the AUO display technology license fee of $3,000,000 paid in June 2011 reduced by the license fee revenue recognized during fiscal year 2011 of approximately $873,000. Loan payable, which is due in December 2014, remained at $5,000,000 at October 31, 2011 and 2010. Loan receivable, which is classified as a contra-equity under shareholders’ equity in the accompanying consolidated balance sheet and is due in December 2014, remained at $5,000,000 at October 31, 2011 and 2010. As a result of these changes, working capital at October 31, 2011 increased to approximately $1,015,000 from approximately $785,000 at October 31, 2010.

Under the AUO License Agreements, AUO has agreed to pay CopyTele an aggregate license fee of up to $10 million, of which $3 million was paid by AUO in June 2011 and the remaining $7 million is payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% foreign withholding tax. Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million. In addition, each of the agreements also provides for the basis for royalty payments by AUO to CopyTele.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon (which royalty will decrease when a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Videocon Licensed Technology). The initial installment commenced in May 2008 however certain license fee payments have been subsequently deferred in light of our joint decision to jointly develop improved versions of our Nano Display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost. However, the aggregate amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage. During the fiscal year ended October 31, 2010 we received license fee payments from Videocon of $600,000. No such license fee payments were received from Videocon during the fiscal year ended October 31, 2011. As of October 31, 2011, we have received aggregate license fee payments from Videocon of $3.2 million. With our Nano Display License Agreement with AUO, we have concentrated our technical support to AUO to implement our Nano Display technology utilizing AUO’s facilities. Under the Nano Display License Agreement, Videocon has the potential to receive the Nano Displays produced by AUO and to incorporate the displays into their own products. As a result, we are presently in discussions with Videocon to enter into a new arrangement for us to receive the remaining or further license payments from Videocon. Accordingly, we cannot presently estimate specific future payment dates for the license fee payments.

Total employee compensation expense during fiscal years 2011 and 2010 was approximately $3,661,000 and $3,469,000, respectively. During fiscal years 2011 and 2010, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. We recorded compensation expense for fiscal years ended October 31, 2011 and 2010 of approximately $1,819,000 and $1,832,000, respectively, for shares of common stock issued to employees. We recorded approximately $742,000 and $743,000 of stock-based compensation expense, related to stock options granted to employees and non-employee directors, during fiscal years ended October 31, 2011 and 2010, respectively. It is management’s intention to continue to compensate employees by issuing stock or stock options.

In addition, during fiscal years 2011 and 2010, we issued shares of common stock to consultants for services rendered. We recorded consulting expense for fiscal years ended October 31, 2011 and 2010 of approximately $113,000 and $76,000, respectively, for shares of common stock issued to consultants. In addition, during fiscal years 2011 and 2010, we recorded approximately $44,000 and $6,000, respectively, of consulting expense for stock options granted to consultants. It is management’s intention to also continue to compensate consultants by issuing stock or stock options to the extent that our consultants do not require cash payments.

During fiscal year 2008, we issued 20,000,000 unregistered shares of our common stock to Mars Overseas an affiliate of Videocon for an aggregate purchase price of $16,200,000 and we purchased 1,495,845 Videocon GDRs for an aggregate purchase price of $16,200,000. In July 2011, we received a dividend of approximately $34,000 on the Videocon GDRs we hold. While the Videocon GDRs are held as security for the loan payable to Mars Overseas, the agreement governing such loan provides that any dividends, distributions, rights or other proceeds or benefits with respect to the Videocon GDRs shall be promptly transferred to us free and clear of any encumbrances under the agreements. See “- General” above in this Item 7 for additional information on the transactions in which we acquired the Videocon GDRs.

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

We believe that our existing cash, cash equivalents, and investments in U.S. government securities and certificates of deposit, together with cash flows from expected sales of our encryption products and revenue relating to our display technologies, and other potential sources of cash flow, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options. We currently have no arrangements with respect to additional financing. We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, that employees and consultants will continue to accept stock as compensation, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

We are seeking to improve our liquidity through increased sales or license of products and technology. In an effort to generate sales, we have marketed our encryption products to U.S. and international distributors and directly to end-users. During fiscal year 2011, we have recognized revenue from sales of encryption products of approximately $131,000, and revenue from display technology license fees of approximately $873,000.

Contractual Obligations

The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2011:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Consulting Agreement	$150,000	$—	$—	$—	$150,000
Noncancelable Operating Leases	286,000	648,000	—	—	934,000
Secured Loan Obligation to Mars Overseas	—	—	5,000,000	—	5,000,000

Total Contractual Cash Obligations	$436,000	$648,000	$5,000,000	$—	$6,084,000

Off-Balance Sheet Arrangements

We have no variable interest entities or other off-balance sheet obligation arrangements.

Effect of Recent Accounting Pronouncements

Effective February 1, 2010, we adopted the new Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance on Level 3 activity is effective for our fiscal year beginning November 1, 2011. As this guidance is only disclosure related, it did not have an impact on our financial position or results of operations.

Effective November 1, 2010, we adopted the new FASB ASU No. 2009-13. This ASU amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (“VSOE”) or Third-Party Evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE for one or more delivered or undelivered elements in a multiple-element arrangement, we will be required to estimate the selling prices of those elements that meet the remaining separation criteria. The overall arrangement fee will be allocated to each element based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require us to disclose more information about multiple-element revenue arrangements. We have applied this guidance prospectively for revenue arrangements entered into or materially modified after November 1, 2010. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Since ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, it will have no impact on our financial position or results of operations. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have not elected to early adopt and will adopt ASU 2011-05 in the first quarter of fiscal year 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of October 31, 2011, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, which investments consist of US government securities and FDIC guaranteed certificates of deposit, our rate of return on these securities could be affected at the time of reinvestment, if any.

At October 31, 2011, our investment in Videocon GDRs is recorded at fair value of approximately $5,382,000 and has exposure to additional price risk. The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees. Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of October 31, 2011 amounts to approximately $538,000.

At October 31, 2011 we determined that, due to the continual decline in market value, the uncertainty of its recoverability and the decline in trading volume, our investment in DISC, which had a carrying value of approximately $63,000, should be written down to $-0-. Accordingly, we have no further market risk related to our investment in DISC.

As a small business issuer, the Company is not required to provide the disclosures set forth in this item.

Item 8.	Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2011.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the SEC that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2011 has not been audited by our auditors, KPMG LLP or any other independent registered accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9A(T).	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) Our Directors and Executive Officers

The following table sets forth certain information with respect to all of our directors and executive officers:

Name	Position with the Company and Principal Occupation	Age	Director and/ or Executive Officer Since
Denis A. Krusos	Director, Chairman of the Board and Chief Executive Officer	84	1982
Henry P. Herms	Director, Chief Financial Officer and Vice President – Finance	66	2000
George P. Larounis	Director	83	1997
Lewis H. Titterton Jr.	Director	67	2010

There is no arrangement or understanding between the directors and executive officers and any other person pursuant to which any director or executive officer was to be selected as a director or executive officer.

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

Mr. Larounis has been involved with our Company for over eighteen years, has over fifty years of experience in the electronic industry and in industrial property rights and licensing, and has a deep understanding of all aspects of our business.

Mr. Titteron has been involved with our Company as a director or investor for over nineteen years. Mr. Titterton also has substantial experience with advising on the strategic development of technology companies and over forty years of experience in various aspects of the technology industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2011.

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

Nomination Procedures

There were no changes to the procedures by which security holders may recommend nominations to our Board of Directors during our fiscal year 2011.

Audit Committee and Audit Committee Financial Expert

The SEC has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.” We do not have a separately-designated standing Audit Committee. The functions of the Audit Committee have been assumed by our full Board of Directors. Our Board of Directors has not concluded that Mr. Larounis or Mr. Titterton, the non-management directors, meet the definition of “audit committee financial expert” and accordingly, we do not have an audit committee financial expert serving on our Audit Committee. The SEC’s rules do not require us to have an audit committee financial expert, and our Board of Directors has determined that it possesses sufficient financial expertise to effectively discharge its obligations.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The following discusses our executive compensation philosophy, decisions and practices for fiscal year 2011. As a small company with only 20 employees and a small management team, we have implemented a simple and modest compensation structure based on our overall goal to ensure that the total compensation paid to our executives is fair, reasonable and competitive. Our Board of Directors deems such a simple, less formula-based compensation structure advisable and consistent with the Company’s overall compensation objectives and philosophies. Accordingly, the method of compensation decision-making actually employed by the Company does not lend itself to extensive analytical and quantitative analysis, but rather is based on the business judgment of the Company’s Chief Executive Officer and our Board of Directors as described in more detail below.

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

Base Salary

In setting salaries for fiscal year 2011, the Board of Directors considered several factors to help evaluate the reasonableness and competitiveness of the Company’s base salaries. The Board of Directors initially determines base salary for each executive based on the executive’s salary for the prior fiscal year. The Board of Directors then considers the level of job responsibilities, the executive’s experience and tenor and the executive’s performance in helping the Company achieve certain goals, including (i) development of its flat panel technology, (ii) making business arrangements for licensing its technology, (iii) development of encryption products and (iv) making business arrangements to license and market its encryption products. The Board of Directors give no specific weight to any of the above factors so it is not possible to provide a complete qualitative and quantitative discussion linking the Company’s compensation objectives and policies with the actual salaries paid to our executives.

Because the market for talented executives is extremely competitive, the Board of Directors also considers, from time to time, the form and amount of compensation paid to executives of other companies, compiled from publicly available information. While the Company takes into account competitive market data, it does not target a specific benchmark for compensation from the other companies whose compensation it reviews. To maintain flexibility, the Company also does not target base salary at any particular percent of total compensation. While the Board of Directors can engage compensation consultants to assist with this task, the Board of Directors did not retain any third party consultants or engaged in any formal comparison of compensation of the Company to compensation at other companies during fiscal year 2011. Individual base salaries are reviewed annually.

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

As with other elements of executive compensation, the determination of stock options granted were not based on complex or extensive quantitative or qualitative factors that lend themselves to substantive disclosure. Instead, the awards granted in fiscal year 2011 were based primarily on the business judgement of the Board of Directors.

The stock equity incentive plans also provide for the award of restricted stock, although such awards have not been used in any material respect. No restricted stock was awarded during fiscal year 2011.

Shareholder Advisory Vote

As a smaller reporting company, the Company has not previously sought a shareholder advisory vote on executive compensation and, therefore our Board of Directors has not considered the results of such vote in determining executive compensation policies and deicisions.

Other Benefits

We provide our executives with customary, broad-based benefits that are provided to all employees, including medical insurance, life, and disability insurance. We also provide our executives with certain perquisites which are not a significant element of executive compensation.

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

Compensation Committee Report

We have reviewed and discussed the above “Compensation Discussion and Analysis” with management. Based upon this review and discussion, we have recommended that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

Denis A Krusos

Henry P. Herms

George P. Larounis

Lewis H. Titterton

Executive Compensation

The following table sets forth certain information for fiscal year ended October 31, 2011, with respect to compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer (the “Named Executive Officers”). No other executive officer received total compensation in excess of $100,000 during fiscal year 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($) (1)		All Other Compensation ($) (2)		Total Compensation ($)
Denis A. Krusos, Chairman of the Board, Chief Executive Officer and Director	2011 2010 2009	$ $ $	250,000 250,000 250,000	$ $ $	200,000 — —	$ $ $	179,356 — 748,500	$ $ $	34,813 37,524 39,815	$ $ $	664,169 287,524 1,038,315
Henry P. Herms Chief Financial Officer, Vice President- Finance and Director	2011 2010 2009	$ $ $	129,167 125,000 125,000	$ $ $	12,500 12,500 —	$ $ $	29,893 — 74,850	$ $ $	18,508 16,244 18,779	$ $ $	190,068 153,744 218,629

(1)	Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal years ended October 31, 2011, 2010 and 2009 for each Named Executive Officer in accordance with ASC 718. A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2011, included elsewhere in this Annual Report on Form 10-K.
(2)	Amounts in the All Other Compensation column reflect, for each Named Executive Officer, the sum of the incremental cost to us of all perquisites and personal benefits, which consisted solely of auto allowance and related expenses for fiscal years ended October 31, 2011, 2010 and 2009.

The following table sets forth certain information with respect to unexercised stock options held by the Named Executive Officers outstanding on October 31, 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards (1)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un -Exercisable	Option Exercise Price ($)		Option Expiration Date
Denis A. Krusos	500,000 250,000 1,000,000 1,500,000 1,000,000 1,000,000 700,000 1,000,000 1,000,000 600,000		$ $ $ $ $ $ $ $ $ $	0.430 0.810 1.040 0.650 0.520 0.830 0.700 1.170 0.920 0.370	2/22/2014 5/10/2014 10/25/2014 2/17/2015 10/30/2015 5/31/2016 11/20/2016 11/11/2017 10/7/2019 6/01/2021
Henry P. Herms	50,000 70,000 100,000 100,000 50,000 50,000 75,000 100,000 100,000		$ $ $ $ $ $ $ $ $	0.810 1.040 0.650 0.520 0.830 0.700 1.170 0.920 0.370	5/10/2014 10/25/2014 2/17/2015 10/30/2015 5/31/2016 11/20/2016 11/11/2017 10/7/2019 6/01/2021

The following table sets forth certain information with respect to grants of stock options to the Named Executive Officers during fiscal year 2011:

GRANTS OF PLAN BASED AWARDS TABLE

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value ($)
Denis A. Krusos	6/02/11	600,000	$0.37	$179,356
Henry P. Herms	6/02/11	100,000	$0.37	$29,893

The following table summarizes the exercise of stock options during fiscal year 2011 by Named Executive Officers:

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Denis A. Krusos	500,000	$-0-

(1)	The value realized on exercise is calculated based on the difference between the exercise price of the options and the market price of the stock at the time of exercise.

Director’s Compensation

There is no present arrangement for cash compensation of directors for services in that capacity. Under the 2003 Share Plan, and subsequently under the 2010 Share Plan, each non-employee director is entitled to receive nonqualified stock options to purchase 60,000 shares of common stock upon their election to the Board of Directors and 60,000 shares of common stock at the time of each annual meeting of our shareholders at which they are elected to the Board of Directors. Mr. Larounis received such an award upon his election to our Board of Directors at our 2011 Annual Meeting of Shareholders. Upon Mr. Titterton’s appointment to the Board of Directors, he decided to forgo any stock options that he was entitled to receive as a non-employee director.

Our employee directors, Denis A. Krusos and Henry P. Herms did not receive any additional compensation for services provided as a director during fiscal year 2011. The following table sets forth compensation of George P. Larounis and Lewis H. Titteron Jr. our non-employee directors for fiscal year 2011:

DIRECTORS COMPENSATION

Name	Option Awards ($) (1) (2)	Bonus ($)	All Other Compensation ($)
George P. Larounis	$7,154	$20,000	—
Lewis H. Titterton Jr.	$—	$—	—

(1)	Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal year ended October 31, 2011, in accordance with ASC 718. A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2011, included elsewhere in this Annual Report on Form 10- K. At October 31, 2011, Mr. Larounis and Mr. Titterton held unexercised stock options to purchase 720,000 and -0- shares respectively, of our common stock.

(2)	During fiscal year 2011, the exercise date of stock options to purchase 60,000 shares held by Mr. Larounis was accelerated from October 26, 2011 to May 25, 2011. These stock options to purchase 60,000 shares were exercised by Mr. Larounis during the fiscal year ended 2011, with a value realized on exercise of $600 calculated based on the difference between the exercise price of the options and the market price of the stock at the time of exercise.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to our common stock beneficially owned as of January 23, 2012 by (a) each person who is known by our management to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers of CopyTele, and (c) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)&(3)	Percent of Class(4)
Mars Overseas Limited (5) P.O. Box 309, GI Ugland House South Church Street, George Town Grand Cayman, Cayman Islands	20,000,000	11.13%
Denis A. Krusos 900 Walt Whitman Road Melville, NY 11747	11,119,880	5.86%
Henry P. Herms 900 Walt Whitman Road Melville, NY 11747	1,265,575	*
George P. Larounis 900 Walt Whitman Road Melville, NY 11747	1,320,000	*
Lewis H. Titterton Jr. 900 Walt Whitman Road Melville, NY 11747	8,146,562	4.50%
All Directors and Executive Officers as a Group (4 persons)	21,852,017	11.33%

*	Less than 1%.

(1)	A beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security or has the right to obtain such voting power and/or investment power within sixty (60) days. Except as otherwise noted, each designated beneficial owner in this report has sole voting power and investment power with respect to the shares of common stock beneficially owned by such person.
(2)	Includes 8,550,000 shares, 695,000 shares, 660,000 shares and 9,905,000 shares which Denis A. Krusos, Henry P. Herms, George P. Larounis, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 2003 Share Plan and the CopyTele, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”).
(3)	Includes 1,400,000 shares, 1,400,000 shares, 280,000 shares, 280,000 shares and 3,360,000 shares which Denis A. Krusos, Lewis H. Titterton, Henry P. Herms, George P. Larounis, and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of warrants purchased by them in the private placement on February 8, 2011.
(4)	Based upon 179,694,292 shares of common stock outstanding as of January 23, 2012.
(5)	The Company has relied solely on information provided in Amendment No. 1 to the Schedule 13G which Mars Overseas Limited filed with the SEC on May 17, 2010. As reported in the Schedule 13G/A, Mars Overseas is a joint venture controlled by six entities. The governing documents of Mars Overseas require majority voting of the six entities that are party to the joint venture with respect to the 20,000,000 CopyTele shares owned by Mars Overseas. Four of these six entities are controlled by members of the Dhoot family, which include Messrs. Venugopal N. Dhoot, Rajkumar N. Dhoot and Pradipkumar N. Dhoot. The remaining two entities are publicly traded corporations outside the United States, of which the above-mentioned members of the Dhoot family hold a significant percentage, although less the 50% of such publicly traded companies. Messrs. Venugopal N. Dhoot, Rajkumar N. Dhoot and Pradipkumar N. Dhoot all disclaim beneficial ownership in the shares held by Mars Overseas except to the extent of their pecuniary interest, and disclaim membership as a group.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information

The following is information as of October 31, 2011 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 2003 Share Plan and our 2010 Share Plan. See Note 6 to Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans not approved by security holders (1)	18,602,045	$0.78	7,594,555

(1)	On April 23, 2003 the Board of Directors adopted the CopyTele, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”). Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2003 Share Plan. The 2003 Share Plan provides for the grant of stock options, stock appreciation rights, stock awards, performance awards and stock units (the “2003 Benefits”). The maximum number of shares of common stock available for issuance under the 2003 Share Plan initially was 15,000,000 shares. On October 8, 2004, February 9, 2006, August 22, 2007 and December 3, 2008, the 2003 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,000 shares, 55,000,000 shares and 70,000,000 shares, respectively. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010 the 2003 Share Plan was administered by the Board of Directors and since July 2010 the 2003 Share Plan has been administered by the Stock Option Committee, which determines the option price, term and provisions of the Benefits. The 2003 Share Plan contains provisions for equitable adjustment of the 2003 Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, spinoff, combination of shares, exchange of shares, dividends in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company. The 2003 Share Plan terminates on April 21, 2013. The Board of Directors may amend, suspend or terminate the 2003 Share Plan at any time.

On July 14, 2010 the Board of Directors adopted the 2010 Share Plan. Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2010 Share Plan. The 2010 Share Plan provides for the grant of stock options, stock appreciation rights, stock awards, and performance awards and stock units (the “2010 Benefits”). The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000. Current and future non-employees directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors. The 2010 Share Plan is administered by the Stock Option Committee, which determines the option price, term and provisions of each option. The 2010 Share Plan terminates on July 14, 2020. The Board of Directors may amend, suspend of terminate the 2010 Share Plan at any time.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except for (i) the sale by the Company of its common stock and warrants to certain of our directors and officers as described in Item 5. “Recent Sales of Unregistered Securities” and (ii) those transactions between the Company and Videocon or Mars Overseas, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K. Videocon and Mars Overseas are related persons under Item 404 due to Mars Overseas’ beneficial ownership of more than five percent (5%) of our outstanding common stock. Under the terms of the Videocon License Agreement, Videocon was required to pay us a non-refundable technology transfer license fee of $11 million, of which $2 million was paid in May 2008, and the balance was scheduled to be paid, as follows: $1.5 million in February 2009, $2.5 million in November 2009, and $5 million in August 2010. However, as set forth above in “Item 1. Business”, we have agreed to defer a portion of these payments. Videocon is also required to pay us a royalty of six percent of the Ex-Factory Price (defined in the Videocon License Agreement to be selling price of the products/goods less any costs incidental to the delivery of the goods to the customer) on the first $5,000,000 of display sales (at the Ex-Factory Price) by Videocon, and with respect to all display sales in excess of $5,000,000 (at the Ex-Factory Price), (i) three percent of Ex-Factory Price with respect to sales made on or prior to the seventh anniversary of the effective date of the Videocon License Agreement and (ii) one percent of the Ex-Factory Price with respect to sales made after the seventh anniversary of the effective date of the Videocon License Agreement; provided that the royalty may increase under other certain circumstances as a result of significant improvements in the Videocon Licensed Technology, as defined in the Videocon License Agreement. Additional details of the transactions with Videocon and Mars Overseas can be found under “Item 1. Business,” subsection “Overview” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” subsection “General.”

Related Person Transaction Approval Policy

Our Board of Directors review and approve all transactions between us and a related person, to the extent required by applicable rules and regulations. Generally, management would present to the Board of Directors for approval at the next regularly scheduled Board meeting any related person transactions proposed to be entered into by us.

Director Independence

Our Board of Directors oversees the activities of our management in the handling of the business and affairs of our company. We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which require that our Board comprised of a majority of “independent” directors. Notwithstanding, George P. Larounis and Lewis H. Titterton Jr. currently meet the definition of “independent” as promulgated by the rules and regulations of Nasdaq. Our directors, Denis Krusos and Henry Herms, are employees of the Company and as such do not qualify an “independent” directors under the rules adopted by Nasdaq and other stock exchanges.

Item 14.	Principal Accounting Audit Fees and Services.

The following table describes fees for professional audit services rendered and billed by KPMG LLP, our present independent registered public accounting firm and principal accountant since August 2009, for the audit of our annual consolidated financial statements and for other services during the fiscal years 2011 and 2010, and Grant Thornton LLP, our independent registered public accounting firm and principal accountant prior to August 2009, for services in connection with our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and our Form S-8 filed on July 20, 2010.

Type of Fee	2011	2010
Audit Fees (1)	$299,000	$420,920
Audit Related Fees (2)	—	50,000
Tax Fees	—	—
All Other Fees	—	—

Total	$299,000	$470,920

(1)	Audit fees for fiscal year 2011 represent billed fees for professional services rendered by KPMG LLP of $299,000. Audit fees for fiscal year 2010 represent billed fees for professional services rendered by KPMG LLP and Grant Thornton LLP of $319,000 and $101,920, respectively.
(2)	Audit related fees consist of fees billed by KPMG LLP related to SEC comment letters.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. KPMG’s engagement to conduct our audit was approved by our Board of Directors on August 30, 2011. We did not enter into any non-audit engagement or relationship with KPMG during fiscal year 2011.

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

Amendment No. 4 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4(g) to our Form S-8 dated September 21, 2007).

Amendment No. 5 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4(g) to our Form S-8 dated January 21, 2009).

Amendment No. 6 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 10.5 to our Form 8-K, dated July 20, 2010).

CopyTele, Inc. 2010 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K, dated July 20, 2010).

Amendment No. 1 to the CopyTele, Inc. 2010 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K, dated July 7, 2011).

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

(b)	Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and to Form 10-Q for the fiscal quarter ended July 31, 1997.)

3.2	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to our Form 8-K dated August 4, 2008.)

4.1	Common Stock Purchase Warrant issued to ZQX Advisors, LLC on August 20, 2009. (Incorporated by reference to Exhibit 4.1 to our Form 10-K for the fiscal year ended October 31, 2009.)

4.2	Common Stock Purchase Warrant issued to ZQX Advisors, LLC on August 20, 2009. (Incorporated by reference to Exhibit 4.2 to our Form 10-K for the fiscal year ended October 31, 2009.)

10.1	CopyTele, Inc. 2000 Share Incentive Plan. (Incorporated by reference to Annex A of our Proxy Statement dated June 12, 2000.)

10.2	Amendment No. 1 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 6, 2001 and approved by shareholders on August 16, 2001. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 2001.)

10.3	Amendment No. 2 to the CopyTele, Inc. 2000 Share Incentive Plan, adopted on July 16, 2002 and approved by shareholders on September 12, 2002. (Incorporated by reference to Exhibit 4(e) to our Form S-8 (Registration No. 333-99717) dated September 18, 2002.)

10.4	CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003.)

10.5	Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)

10.6	Amendment No. 2 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)

10.7	Amendment No. 3 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)

10.8	Amendment No. 4 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)

10.9	Amendment No. 5 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)

10.10	Amendment No. 6 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.5 to our Form 8-K, dated July 20, 2010.)

10.11	CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)

10.12	Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)

10.13	Form of Stock Option Agreement under CopyTele, Inc. 2010 Share Incentive Plan (for employee participants). (Incorporated by reference to Exhibit 10.2 to our Form 8-K dated July 20, 2010.)

10.14	Form of Stock Option Agreement under CopyTele, Inc. 2010 Share Incentive Plan (for director participants). (Incorporated by reference to Exhibit 10.3 to our Form 8-K dated July 20, 2010.)

10.15	Form of Stock Award Agreement under CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.4 to our Form 8-K dated July 20, 2010.)

10.16	Form of Stock Option Grant Amendment under the 2000 Share Incentive Plan and 2003 Share Incentive Plan (for employee participants). (Incorporated by reference to Exhibit 10.6 to our Form 8-K, dated July 20, 2010).

10.17	Form of Stock Option Grant Amendment under the 2000 Share Incentive Plan and 2003 Share Incentive Plan (for director participants). (Incorporated by reference to Exhibit 10.7 to our Form 8-K, dated July 20, 2010).

10.18	Amended and Restated Technology License Agreement, dated May 16, 2008, between CopyTele, Inc. and Videocon Industries Limited. (Confidential portions have been omitted and filed separately with the Commission.) (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008.)

10.19	Modification Letter, dated March 11, 2009, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.)

10.20	Modification Letter, dated January 13, 2010, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.)

10.21	Modification Letter, dated June 7, 2010, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.)

10.22	Modification Letter, dated September 9, 2010, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.)

10.23	Modification Letter, dated January 12, 2011 from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.)

10.24	Loan and Pledge Agreement, dated November 2, 2007, by and between Mars Overseas Limited and CopyTele International Ltd. (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

10.25	Loan and Pledge Agreement, dated November 2, 2007, by and between CopyTele International Ltd. and Mars Overseas Limited. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

10.26	Exclusive License Agreement, dated May 27, 2011, by and between CopyTele and AU Optronics Corp. (Confidential portions have been omitted and filed separately with the Commission.) (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011.)

10.27	License Agreement, dated May 27, 2011, by and between CopyTele and AU Optronics Corp. (Confidential portions have been omitted and filed separately with the Commission.) (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011).

10.28	Form of Subscription Agreement executed as of February 8, 2011 by and among the Company and each Investor. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated February 8, 2011).

10.29	Form of Common Stock Purchase Warrant issued as of February 8, 2011 by the Company to each Investors who were not directors or officers of the Company. (Incorporated by reference to Exhibit 10.2 to our Form 8-K, dated February 8, 2011).

10.30	Form of Common Stock Purchase Warrant issued as of February 8, 2011 by the Company to directors or officers of the Company. (Incorporated by reference to Exhibit 10.3 to our Form 8-K, dated February 8, 2011).

21	Subsidiaries of CopyTele, Inc. (Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.)

23.1	Consent of KPMG LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 30, 2012. (Filed herewith.)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 30, 2012. (Filed herewith.)

32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 30, 2012. (Filed herewith.)

32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 30, 2012. (Filed herewith.)

101.ins	Instance Document*

101.def	XBRL Taxonomy Extension Definition Linkbase Document*

101.sch	XBRL Taxonomy Extension Schema Document*

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document*

101.lab	XBRL Taxonomy Extension Label Linkbase Document*

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document*

* Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ DENIS A. KRUSOS
January 30, 2012		Denis A. Krusos Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ DENIS A. KRUSOS
Denis A. Krusos
January 30, 2012		Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ HENRY P. HERMS
Henry P. Herms
January 30, 2012		Vice President - Finance, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

	By:	/S/ GEORGE P. LAROUNIS
January 30, 2012		George P. Larounis Director

	By:	/S/ LEWIS H. TITTERTON JR.
January 30, 2012		Lewis H. Titterton Jr. Director

COPYTELE, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CopyTele, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of CopyTele, Inc. and subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. and subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Melville, New York

January 30, 2012

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$774,040	$1,094,116
Short–term investments in U.S. government securities and certificates of deposit	2,249,159	—
Prepaid expenses and other current assets	97,158	140,777

Total current assets	3,120,357	1,234,893

Investment in Videocon Industries Limited global depository receipts, at market value	5,382,051	8,524,821
Investment in Volga-Svet, Ltd., at cost	127,500	127,500
Investment in Digital Info Security Co. Inc. common stock, at market value	—	143,989
Property and equipment, net of accumulated depreciation of $2,178,291 and $2,170,314, respectively	15,924	14,873

Total assets	$8,645,832	$10,046,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$374,691	$355,679
Accrued liabilities	85,778	94,442
Deferred revenue, nonrefundable license fee	1,644,679	—

Total current liabilities	2,105,148	450,121

Commitments and contingencies (Note 7)
Deferred revenue, nonrefundable license fee	482,651	—
Loan payable to related party (Note1)	5,000,000	5,000,000
Shareholders’ equity:
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.01 per share; 240,000,000 shares authorized; 176,131,047 and 153,744,438 shares issued and outstanding, respectively	1,761,310	1,537,444
Additional paid-in capital	125,127,246	120,098,640
Loan receivable from related party (Note 1)	(5,000,000)	(5,000,000)
Accumulated deficit	(120,830,523)	(113,452,487)
Accumulated other comprehensive income	—	1,412,358

Total shareholders’ equity	1,058,033	4,595,955

Total liabilities and shareholders’ equity	$8,645,832	$10,046,076

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2011	2010
Net revenue
Revenue from sales of encryption products, net	$130,523	$130,675
Display technology license fees	872,670	600,000

Total net revenue	1,003,193	730,675

Cost of revenue and operating expenses
Cost of encryption products sold	34,081	82,307
Research and development expenses	3,124,773	3,007,459
Selling, general and administrative expenses	2,872,605	2,889,129

Total cost of revenue and operating expenses	6,031,459	5,978,895
Loss from operations	(5,028,266)	(5,248,220)
Impairment in value of available for sale securities (Note 4)	(1,785,793)	—
Dividend income	33,507	68,211
Interest income	2,516	4,878

Loss before income taxes	(6,778,036)	(5,175,131)
Provision for income taxes (Note 9)	600,000	—

Net loss	$(7,378,036)	$(5,175,131)

Net loss per share:
Basic and diluted	$(.04)	$(.03)

Weighted average common shares outstanding:

Basic and diluted	166,859,649	148,471,906

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2011 and 2010

				Loan		Accumulated
			Additional	Receivable		Other	Total
	Common Stock		Paid-in	From	Accumulated	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Related Party	Deficit	Income(Loss)	Equity
Balance, October 31, 2009	144,562,516	1,445,625	116,284,003	(5,000,000)	(108,277,356)	—	4,452,272
Stock option compensation to employees	—	—	743,001	—	—	—	743,001
Stock option compensation to consultants	—	—	6,392	—	—	—	6,392
Common stock issued upon exercise of stock options under stock option plans	3,465,000	34,650	1,214,350	—	—	—	1,249,000
Common stock issued to employees pursuant to stock incentive plans	5,493,465	54,935	1,777,243	—	—	—	1,832,178
Common stock issued to consultants pursuant to stock incentive plans	223,457	2,234	73,651	—	—	—	75,885
Unrealized gain on investment in Videocon Industries Limited global depository receipts	—	—	—	—	—	1,419,557	1,419,557
Unrealized (loss) on investment in Digital Info Security Co. Inc. common stock	—	—	—	—	—	(7,199)	(7,199)
Net loss	—	—	—	—	(5,175,131)	—	(5,175,131)

Balance, October 31, 2010	153,744,438	1,537,444	120,098,640	(5,000,000)	(113,452,487)	1,412,358	4,595,955
Stock option compensation to employees	—	—	741,982	—	—	—	741,982
Stock option compensation to consultants	—	—	44,034	—	—	—	44,034
Common stock issued upon exercise of stock options under stock option plans	5,620,000	56,200	1,227,900	—	—	—	1,284,100
Common stock issued to employees pursuant to stock incentive plans	9,256,045	92,560	1,726,655	—	—	—	1,819,215
Common stock issued to consultants pursuant to stock incentive plans	510,564	5,106	108,035	—	—	—	113,141
Common stock and warrants issued in a private placement	7,000,000	70,000	1,180,000	—	—	—	1,250,000
Reversal of unrealized gain as of October 31, 2010, on investment in Videocon Industries Limited global depository receipts (Note 4)	—	—	—	—	—	(1,419,557)	(1,419,557)
Reversal of unrealized (loss) as of October 31, 2010, on investment in Digital Info Security Co. Inc. common stock (Note 4)	—	—	—	—	—	7,199	7,199
Net loss	—	—	—	—	(7,378,036)	—	(7,378,036)

Balance, October 31, 2011	176,131,047	$1,761,310	$125,127,246	$(5,000,000)	$(120,830,523)	$—	$1,058,033

The accompanying notes are an integral part of this statement.

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2011	2010
Cash flows from operating activities:
Payments to suppliers, employees and consultants	$(3,280,030)	$(3,209,847)
Cash received from products and services	130,523	126,895
Cash received from display technology license fee, net of taxes	2,400,000	600,000
Dividend received	33,507	68,211
Interest received	—	8,924

Net cash used in operating activities	(716,000)	(2,405,817)

Cash flows from investing activities:
Disbursements to acquire short-term investments in U.S. government securities and certificates of deposit	(3,947,543)	(749,870)
Proceeds from maturities of short-term investments in U.S. government securities and certificates of deposit	1,699,618	1,500,000
Proceeds from sale of Digital Info Security Co. Inc. common stock	118,777	51,631
Payments for purchases of property and equipment	(9,028)	(2,069)

Net cash (used in) provided by investing activities	(2,138,176)	799,692

Cash flows from financing activities:
Proceeds from private placement	1,250,000	—
Proceeds from exercise of stock options	1,284,100	1,249,000

Net cash provided by financing activities	2,534,100	1,249,000

Net (decrease) in cash and cash equivalents	(320,076)	(357,125)
Cash and cash equivalents at beginning of year	1,094,116	1,451,241

Cash and cash equivalents at end of year	$774,040	$1,094,116

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(7,378,036)	$(5,175,131)
Stock option compensation to employees	741,982	743,001
Stock option compensation to consultants	44,034	6,392
Stock awards granted to employees pursuant to stock incentive plans	1,819,215	1,832,178
Stock awards granted to consultants pursuant to stock incentive plans	113,141	75,885
Depreciation and amortization	7,977	8,358
Gain on sale of Digital Info Security Co., Inc. common stock	(30,169)	(4,789)
Other than temporary impairment in value of available for sale securities	1,785,793	—
Other	(3,438)	43,678
Change in operating assets and liabilities:
Prepaid expenses and other current assets	45,823	10,664
Accounts payable and accrued liabilities	10,348	53,947
Deferred revenue	2,127,330	—

Net cash used in operating activities	$(716,000)	$(2,405,817)

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND FUNDING

Description of Business

Our principal operations include the development, production and marketing of thin flat display technologies, including low-voltage phosphor color displays and low-power passive E-Paper® displays, and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over several communications media.

Funding and Management’s Plans

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering and in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options. In addition, we have generated limited cash flows from sales of our encryption products and from license fees from Videocon Industries Limited, an Indian company (“Videocon”) related to our display technology pursuant to the Videocon License Agreement (as defined below). In May 2011, we entered into the AUO License Agreements (as defined below) with AU Optronics Corp., a Taiwanese company (“AUO”), and in June 2011 we received an initial license fee from AUO.

During fiscal year 2011, our cash used in operating activities was $716,000. This resulted from payments to suppliers, employees and consultants of approximately $3,280,000, which was offset by cash of approximately $131,000 received from collections of accounts receivable related to sales of encryption products, $2,400,000 received from display technology licensing fees, and approximately $34,000 of dividend income received. Our cash used in investing activities during fiscal year 2011 was approximately $2,138,000, which resulted from purchases of short-term investments consisting of certificates of deposit and U.S. government securities of approximately $3,948,000 and purchases of approximately $9,000 of equipment, offset by approximately $1,700,000 received upon maturities of short-term investments consisting of U.S. government securities and approximately $119,000 received upon the sale of Digital Info Security Co. Inc. (“DISC”) common stock. Our cash provided by financing activities during fiscal year 2011 was approximately $2,534,000, which resulted from cash of $1,250,000 received from the sale of common stock and warrants in a private placement and approximately $1,284,000 received upon the exercise of stock options. As a result, our cash, cash equivalents, and investments in U.S. government securities at October 31, 2011 increased to approximately $3,023,000 from approximately $1,094,000 at the end of fiscal year 2010.

Total employee compensation expense during fiscal years 2011 and 2010 was approximately $3,661,000 and $3,469,000, respectively. During fiscal years 2011 and 2010, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. We recorded compensation expense for the fiscal years ended October 31, 2011 and 2010 of approximately $1,819,000 and $1,832,000, respectively, for shares of common stock issued to employees. We recorded approximately $742,000 and $743,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the years ended October 31, 2011 and 2010, respectively.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2011, we sold 7,000,000 unregistered shares of our common stock in a private placement at a price of $0.1786 per share, for proceeds of $1,250,000, of which 3,360,000 shares were sold to our Chairman and Chief Executive Officer, our Chief Financial Officer and director, and the two other directors of the Company. In conjunction with the sale of the common stock, we issued warrants to purchase 7,000,000 unregistered shares of our common stock. Each warrant grants the holder the right to purchase one share of our common stock (or 7,000,000 shares of common stock in the aggregate) at the purchase price of $0.1786 per share on or before February 8, 2016. The warrants were valued at $0.0756 per share using the Black-Scholes pricing model, adjusted for the estimated impact on fair value of the restrictions relating to the warrants.

We believe that our existing cash, cash equivalents, investments in U.S. government securities and certificates of deposit, and accounts receivable, together with cash flows from expected sales of our encryption products and revenue relating to our display technologies, and other potential sources of cash flow, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months. However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. It is also management’s intention to continue to compensate employees and consultants by issuing stock or stock options. We currently have no arrangements with respect to additional financing. We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, that employees and consultants will continue to accept stock as compensation, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) with AUO. Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper ® display patents and technology (the “EPD Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the EPD Licensed Technology, with the right to sublicense the technology to third parties. We retained the non-exclusive right to use the EPD Licensed Technology in a non-competitive manner.

In May 2011, we also entered into another license agreement (the “Nano Display License Agreement” and together with the EPD License Agreement, the “AUO License Agreements”) with AUO. Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our Nano Display patents and technology (the “Nano Display Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the Nano Display Licensed Technology, with the right to consent to the granting of licenses of the Nano Display Licensed Technology to third parties.

Under the AUO License Agreements, AUO has agreed to pay CopyTele an aggregate license fee of up to $10 million, of which $3 million was paid by AUO in June 2011 and the remaining $7 million is payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% foreign withholding tax. Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million. In addition, each of the agreements also provides for the basis for royalty payments by AUO to CopyTele.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transactions with Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008), (the “Videocon License Agreement”) with Videocon. In April 2008, the Indian Government approved the Videocon License Agreement. Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor, Nano Displays (the “Videocon Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Videocon Licensed Technology. With the approval and support of Videocon, we entered into the AUO License Agreements for AUO to utilize their production facilities to produce our display technologies, including the Videocon Licensed Technology, for their own products and potentially for Videocon products. Additional licenses of the Videocon Licensed Technology to third parties require the joint agreement of CopyTele, Videocon, and AUO.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon (which royalty will decrease when a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Videocon Licensed Technology). The initial installment commenced in May 2008 however certain license fee payments have been subsequently deferred in light of our joint decision to jointly develop improved versions of our Nano Display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost. However, the aggregate amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage. During the fiscal year ended October 31, 2010 we received license fee payments from Videocon of $600,000. No such license fee payments were received from Videocon during the fiscal year ended October 31, 2011. As of October 31, 2011, we have received aggregate license fee payments from Videocon of $3.2 million. We are presently in discussions with Videocon for us to receive the remaining or further license payments from Videocon, however, we cannot presently estimate specific future payment dates for the license fee payments.

The arrangement with Videocon also provides for each of the parties to designate an advisor to the other party’s Board of Directors. The purpose of the advisor to the Board of Directors is to provide knowledge to the Board of the display market and to apprise the Board of developments in this market. CopyTele believes this to be inconsequential to the operation of the Videocon License Agreement.

Under the Videocon License Agreement we continue to have the right to produce and market products utilizing the Videocon Licensed Technology. We also continue to have the right to utilize Volga-Svet Ltd., a Russian corporation (“Volga”), in which we have a 19.9% ownership interest and with whom we have been working with for more than fourteen years, and an Asian company with whom we have been working with for more than eight years, to produce and market products utilizing the Videocon Licensed Technology.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the same time we entered into the Videocon License Agreement in November 2007, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”). Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000. Also in November 2007, our wholly-owned subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”) for an aggregate purchase price of $16,200,000.

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

Basis of Presentation

The consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International and CopyTele Marketing Inc. (“CopyTele Marketing”). CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in 2007. CopyTele International was formed for the purpose of holding the Videocon GDRs. As of October 31, 2011, CopyTele Marketing is inactive. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangement with Videocon represent separate units of accounting. Under the Videocon License Agreement, CopyTele is required to: (a) disclose to Videocon the Videocon Licensed Technology and provide reasonable training of Videocon personnel; (b) jointly cooperate with Videocon to produce prototypes prior to production; and (c) assist Videocon in preparing for production. CopyTele has determined that these performance obligations do not have value to Videocon on a standalone basis, as defined in such accounting guidance, and accordingly they do not represent separate units of accounting.

We have established objective and reasonable evidence of fair value for the royalty to be earned from Videocon during the production period based on analysis of the pricing for similar agreements. Since the inception of the Videocon License Agreement, we have not earned any royalty income. In addition, we have determined that the license fee of $11 million to be paid during the pre-production period and royalties on product sales reflects the established fair value for these deliverables. We will recognize the $11 million license fee over the estimated period that we expect to provide cooperation and assistance, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from Videocon. As a result of ongoing improvements to our display technology, we have extended the estimated period that we expect to provide cooperation and assistance. We will assess at each reporting period the progress and assistance provided and will continue to evaluate the period during which this fee will be recognized. On this basis, we recognized license fee revenue from Videocon for the years ended October 31, 2011 and 2010 of $-0- and $600,000, respectively.

We have also assessed the revenue guidance of ASC 605-25 to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting. Under the AUO License Agreements, we received initial license fees of $3 million and could receive up to an additional $7 million in license fees upon completion of certain conditions for the respective technologies. We have determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting. Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial license fees over the estimated period that we expect to complete the conditions for the respective technologies and not recognize the $7 million as it is considered contingent revenue. Upon completion of the various conditions for the respective technologies, the additional license fees of $7 million will be recognized over this performance period, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from AUO. At each reporting period we assess the progress in completing these efforts and recognize license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies. On this basis, we reassessed the performance period during the fourth quarter of this fiscal year which is reflected in the recognized license fee revenue from AUO for the fiscal year ended October 31, 2011 of approximately $873,000. License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $2,127,000 as of October 31, 2011) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet. Each of the license agreements with AUO also provide for the basis for royalty payments on future production, if any, by AUO to CopyTele, which we have determined represent separate units of accounting. We have not recognized any royalty income under the AUO License Agreements.

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

Financial assets recorded in the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which we have the ability to access at the measurement date (examples include active exchange-traded equity securities).

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$5,685	$—	$—	$5,685
U.S. government securities – Cash and cash equivalents		599,994		599,994
U.S. government securities and certificates of deposit – Short-term investments		2,249,159		2,249,159
Videocon Industries Limited global depository receipts	5,382,051			5,382,051

Total financial assets	$5,387,736	$2,849,153	$—	$8,236,889

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$18,015	$—	$—	$18,015
U.S. government securities – Cash and cash equivalents		849,971		849,971
Videocon Industries Limited global depository receipts	8,524,821			8,524,821
Digital Info Security Co. Inc. common stock	143,989			143,989

Total financial assets	$8,686,825	$849,971	$—	$9,536,796

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

The estimated fair value of accounts payable and accrued liabilities approximates their individual carrying amounts due to the short term nature of these measurements. It is impractical to determine the fair value of the loan receivable and loan payable to the related party given the nature of these loans. These assets and liabilities were not presented in the preceding table.

Short-term Investments

At October 31, 2011 we had marketable securities consisting of U.S. government securities and certificates of deposit of approximately $2,249,000 that were classified as “available-for-sale securities” and reported at fair value.

Statements of Cash Flows

Cash and cash equivalents consist of highly liquid instruments that are readily convertible into cash and have original maturities of less than three months. During the years ended October 31, 2011 and 2010, we did not pay any cash for interest expense or U.S. federal or state income tax.

Warranty Policy

We warrant that our products are free from defects in material and workmanship for a period of one year from the date of initial purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect. Management has recorded a warranty liability of $5,000 as of October 31, 2011 and 2010, based upon historical experience and management’s best estimate of future warranty claims.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment. During the fourth quarter of fiscal year 2011, we determined that there was an other than temporary impairment in both our Videocon and DISC investments. See Note 4 for further discussion. We will record an additional impairment charge if and when we believe any such investment has experienced an additional decline that is other than temporary.

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

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance included in ASC 718 “Stock Compensation” (“ASC 718”). In accordance with ASC 718, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and non-employee

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directors, of approximately $742,000 and $743,000 during the fiscal years ended October 31, 2011 and 2010, respectively, in accordance with ASC 718. Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. Such stock-based compensation expense increased both basic and diluted net loss per share for the years ended October 31, 2011 and 2010 by $0.01 and $0.01, respectively.

Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the years ended October 31, 2011 and 2010 was approximately $8,000 and $24,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of October 31, 2011, there was approximately $7,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors which is expected to be amortized during fiscal year 2012.

We account for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model. We recognized consulting expense for options granted to non-employee consultants, during the years ended October 31, 2011 and 2010, of approximately $44,000 and $6,000, respectively. Such consulting expense is included in the accompanying consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants. As of October 31, 2011, there was no unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants.

Fair Value Determination

We separate the individuals we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant, we take a weighted average of the assumptions used for each of these groups. Stock options we granted during the years ended October 31, 2011 and 2010 consisted of awards of stock options with either 5-year terms, which vested over one year, or 10-year terms, which vested immediately.

The total intrinsic value of stock options exercised during fiscal years 2011 and 2010 was approximately $49,000 and $40,000, respectively. The following weighted average assumptions were used in estimating the fair value of stock options granted during the fiscal years ended October 31, 2011 and 2010.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended October 31,
	2011	2010
Weighted average fair value at grant date	$0.15	$0.16
Valuation assumptions:
Expected term (in years)	3.3	2.0
Expected volatility	107%	101%
Risk-free interest rate	0.88%	0.65%
Expected dividend yield	0	0

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. Actual historical performance is used for awards exercised or cancelled. For awards that remain unexercised and outstanding, even exercise over the remaining contractual term is assumed. Each category is weighted for its relative size in the population and is then multiplied by the indicated expected term for each category to arrive at the expected term for the population. We estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the options. We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants. We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future. Under ASC 718, the amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest. Accordingly, if deemed necessary, we reduce the fair value of the stock option awards for expected forfeitures, which are forfeitures of the unvested portion of surrendered options. We estimated expected forfeitures based on our historical experience.

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

Net Loss Per Share of Common Stock

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2011 and 2010, were options to purchase 18,602,045 shares and 20,017,511 shares, respectively, and warrants to purchase 7,500,000 shares and 500,000 shares, respectively.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are used for, but not limited to, determining the allowance for doubtful accounts, depreciation lives, asset impairment evaluations, tax assets and liabilities, license fee revenue, stock-based compensation and other contingencies. Actual results could differ from those estimates.

Effect of Recently Issued Pronouncements

Effective February 1, 2010, we adopted the new Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance on Level 3 activity is effective for our fiscal year beginning November 1, 2011. As this guidance is only disclosure related, it did not have an impact on our financial position or results of operations.

Effective November 1, 2010, we adopted the new FASB ASU No. 2009-13. This ASU amends ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements have Vendor Specific Objective Evidence (“VSOE”) or Third-Party Evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE for one or more delivered or undelivered elements in a multiple-element arrangement, we will be required to estimate the selling prices of those elements that meet the remaining separation criteria. The overall arrangement fee will be allocated to each element based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Additionally, the new guidance will require us to disclose more information about multiple-element revenue arrangements. We have applied this guidance prospectively for revenue arrangements entered into or materially modified after November 1, 2010. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Since ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, it will have no impact on our financial position or results of operations. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have not elected to early adopt and will adopt ASU 2011-05 in the first quarter of fiscal year 2013.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur. During fiscal year 2011, one customer in the Display Technology Segment represented 100% of that segment’s revenue and 87% of total net revenue. During fiscal year 2010, one customer in the Display Technology Segment represented 100% of that segment’s revenue and 82% of total net revenue.

4.	INVESTMENTS

Short-term Investments and investments in U.S. Government Securities

At October 31, 2011 and 2010, we had marketable securities consisting of U.S. government securities and certificates of deposit of approximately $2,249,000 and $-0-, respectively, that were classified as “available-for-sale securities” and reported at fair value.

Investment in Videocon

Our investment in Videocon is classified as an “available-for-sale security” and reported at fair value, with unrealized gains and losses excluded from operations and reported as component of accumulated other comprehensive income (loss) in shareholders’ equity. The original cost basis of $16,200,000 was determined using the specific identification method. The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.

ASC 320 “Investments-Debt and Equity Securities” (“ASC 320”) and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary. Unless evidence exists to support a realizable value equal to or greater than the carrying cost of the investment, an other than temporary impairment should be recorded. At each reporting period we assess our investment in Videocon to determine if a decline that is other than temporary has occurred. In evaluating our investment in Videocon at October 31, 2011, we determined that based on both the duration and the continuing magnitude of the market price decline compared to the carrying cost basis of approximately $7,105,000, and the uncertainty of its recovery, a write-down of the investment of approximately $1,723,000 should be recorded as of October 31, 2011, and a new cost basis of approximately $5,382,000 should be established. An other than temporary impairment of approximately $10,818,000, on a cumulative basis, has been recorded as of October 31, 2011.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of investment in Videocon as of October 31, 2011 and 2010, the unrealized gain for the year ended October 31, 2010, and the other than temporary impairment as of October 31, 2011, are as follows:

Fair Value and Cost Basis as of October 31, 2009	$7,105,264
Unrealized gain for the year ended October 31, 2010	1,419,557

Fair Value as of October 31, 2010	8,524,821
Reversal of unrealized gain as of October 31, 2010	(1,419,557)
Other than temporary impairment	(1,723,213)

Fair Value as of October 31, 2011	$5,382,051

Investment in Digital Security Co. Inc.

Our investment in DISC is classified as an “available-for-sale security” and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The original cost basis was determined using the specific identification method. DISC’s common stock is not registered under the Securities Exchange Act of 1934, as amended, but is traded in the over the counter market and quoted on the Pink Sheets. At each reporting period we assess our investment in DISC, in accordance with ASC 320 and SEC guidance, to determine if a decline that is other than temporary has occurred. In evaluating our investment in DISC at October 31, 2011 we determined that, due to the continual decline in market value, the uncertainty of its recoverability and the decline in trading volume, the investment should be written-off. Accordingly, a write-off of the investment of approximately $63,000 was recorded as of October 31, 2011.

The fair value of our investment in DISC as of October 31, 2011 and 2010, the unrealized loss for the year ended October 31, 2010, the cost basis of common stock sold for the years ended October 31, 2011 and 2010 and the other than temporary impairment as of October 31, 2011 are as follows:

Fair Value and Cost Basis as of October 31, 2009	$198,030
DISC common stock sold	(46,842)
Unrealized loss for the year ended October 31, 2010	(7,199)

Fair Value as of October 31, 2010	143,989
DISC common stock sold	(88,608)
Reversal of unrealized loss as of October 31, 2010	7,199
Other than temporary impairment	(62,580)

Fair Value as of October 31, 2011	$-0-

During the years ended October 31, 2011 and 2010, we received proceeds of approximately $119,000 and $52,000, respectively, on the sale of 4,219,443 shares and 2,230,557 shares, respectively, of DISC common stock. During the years ended October 31, 2011 and 2010, we recorded a gain of approximately $30,000 and $5,000, respectively, on such sales of DISC common stock.

Investment in Volga-Svet, Ltd

In September 2009, we entered into the Volga License Agreement to produce and market our thin, flat, low voltage phosphor displays in Russia. We have been working with Volga for the past fourteen years to assist us with our low voltage phosphor displays. As part of the Volga License Agreement, Volga is required to purchase from us the matrix substrate, carbon

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

nanotubes, and associated display electronics. In addition, in September 2009, we acquired a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock. As we do not believe that we can exercise significant influence over Volga, our investment in Volga is recorded at cost of $127,500 based on the closing price of our common stock at the time of the acquisition. As of October 31, 2011, we have not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Research and development expenses in the accompanying consolidated statements of operations include payments to Volga for the years ended October 31, 2011 and 2010 of approximately $518,000 and $510,000, respectively.

Investment in ZQX Advisors, LLC

In August 2009, we entered into an Engagement Agreement with ZQX Advisors, LLC (“ZQX”) to assist us in seeking business opportunities and licenses for our electrophoretic display technology. Concurrently with entering into the Engagement Agreement, we acquired a 19.5% ownership interest in ZQX and they agreed to attempt to locate business opportunities and licenses for our technology. In exchange for the 19.5% ownership interest and related services, we issued 800,000 unregistered shares of common stock as well as warrants to purchase an additional 500,000 unregistered shares of common stock, half of which are exercisable at $0.37 per share and the other half at $0.555 per share to ZQX. The warrants are exercisable at any time after August 19, 2010 and expire on August 19, 2019. The total fair value of the common stock and warrants was approximately $468,000. We recognized approximately $377,000 of this amount as consulting expense in fiscal year 2009 since the two other owners of ZQX did not contribute any assets to ZQX but instead have agreed to seek business opportunities and licenses for our electrophoretic display technology. In addition, we have classified our remaining ownership interest of $91,000 in ZQX as a reduction of additional paid-in capital within shareholders’ equity since this investment in ZQX consists entirely of our equity securities.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	October 31,
	2011	2010
Accrued professional fees	$40,000	$42,083
Accrued payroll and related expenses	31,043	31,552
Accrued other	14,735	20,807

	$85,778	$94,442

6.	SHAREHOLDERS’ EQUITY

Common Stock Issuances

We account for stock awards granted to employees and consultants based on their grant date fair value. During the years ended October 31, 2011 and 2010, we issued 9,256,045 shares and 5,493,465 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”) and the CopyTele, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”). We recorded compensation expense for the years ended October 31, 2011

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2010 of approximately $1,819,000 and $1,832,000, respectively, for shares of common stock issued to employees. In addition during fiscal years 2011 and 2010, we issued 510,564 shares and 223,457 shares, respectively, of common stock to consultants for services rendered pursuant to the 2003 Share Plan and 2010 Share Plan. We recorded consulting expense for the years ended October 31, 2011 and 2010 of approximately $113,000 and $76,000, respectively, for shares of common stock issued to consultants.

Preferred Stock

In May 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share. The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors. As of October 31, 2011 and 2010, there was no preferred stock issued and outstanding.

Stock Option Plans

As of October 31, 2011, we have two stock option plans: the 2003 Share Plan and the 2010 Share Plan which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

During the year ended October 31, 2010, the remaining outstanding stock options granted under the CopyTele, Inc. 1993 Stock Option Plan (the “1993 Plan”) expired. The exercise price with respect to all of the stock options granted under the 1993 Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date. Information regarding the 1993 Plan for the two years ended October 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2009	686,000	$1.07
Expired	(686,000)	$1.07

Options Outstanding and Exercisable at October 31, 2010 and 2011	-0-	$-0-	$-0-

During the year ended October 31, 2011, the remaining outstanding options granted under the CopyTele, Inc. 2000 Share Incentive Plan (the “2000 Share Plan”) expired. In accordance with the provisions of the 2000 Share Plan, the plan terminated with respect to the grant of future options on May 8, 2010. The exercise price with respect to all of the stock options granted under the 2000 Share Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date. Information regarding the 2000 Share Plan for the two years ended October 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2009	1,572,466	$0.84
Exercised	(30,000)	$0.40
Expired	(672,000)	$1.08

Options Outstanding at October 31, 2010	870,466	$0.66
Expired	(870,466)	$0.67

Options Outstanding and Exercisable at October 31, 2011	-0-	$-0-	$-0-

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants. The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, the 2003 Share Plan was administered by the Board of Directors and since July 2010, the 2003 Share Plan has been administered by the Stock Option Committee, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2011, the 2003 Share Plan had 178,650 shares available for future grants. Information regarding the 2003 Share Plan for the two years ended October 31, 2011 is as follows:

	Shares	Current Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2009	18,252,045	$0.80
Expired	(115,000)	$0.63
Granted	1,610,000	$0.51
Exercised	(1,635,000)	$0.52

Options Outstanding and Exercisable at October 31, 2010	18,112,045	$0.80
Expired	(60,000)	$0.59
Exercised	(500,000)	$0.25

Options Outstanding and Exercisable at October 31, 2011	17,552,045	$0.81	$-0-

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of October 31, 2011:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25 - $0.65	4,600,970	3.58	$0.57
$0.68 - $0.84	5,156,075	4.82	$0.79
$0.86 - $0.92	4,665,000	5.85	$0.89
$1.04 - $1.46	3,130,000	4.15	$1.10

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants. The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors. The 2010 Share Plan is administered by the Stock Option Committee, which determines the option price, term and provisions of each option. The exercise price with respect to the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2011, the 2010 Share Plan had 7,415,905 shares available for future grants. Information regarding the 2010 Share Plan for the two years ended October 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2009	—	$-0-
Granted	2,835,000	$0.22
Exercised	(1,800,000)	$0.22

Options Outstanding at October 31, 2010	1,035,000	$0.21

Granted	5,135,000	$0.25
Exercised	(5,120,000)	$0.23

Options Outstanding at October 31, 2011	1,050,000	$0.31	$-0-

Options Exercisable at October 31, 2011	990,000	$0.32	$-0-

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.17 - $0.37	1,050,000	9.25	$0.31	990,000	9.51	$0.32

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	COMMITMENTS AND CONTINGENCIES

Leases

We lease space at our principal location for office and laboratory research facilities. The current lease is for approximately 12,000 square feet and expires on November 30, 2014. The lease contains base rentals of approximately $311,000 per annum and an escalation clause for increases in certain operating costs. As of October 31, 2011, our noncancelable operating lease commitments are approximately $286,000 and $311,000 for the years ended October 31, 2012 and 2013, respectively.

Rent expense for the years ended October 31, 2011 and 2010, was approximately $307,000 and $297,000, respectively.

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

Consulting Agreement

As of October 31, 2011, we have commitments of approximately $150,000 under a consulting agreement with Volga, payable during the first quarter of fiscal year 2012.

8.	EMPLOYEE PENSION PLAN

We adopted a qualified noncontributory defined contribution pension plan, effective November 1, 1983, covering all of our present employees. Contributions, which were made to a trust and funded on a current basis, were based upon specified percentages of compensation, as defined in the plan. During fiscal year 2001, we amended the plan to suspend benefit accruals as of November 1, 2000. The plan was terminated as of December 31, 2011 and the individual employee account balances will be distributed. Accordingly, we did not incur any pension expense for the fiscal years ended October 31, 2011 and 2010.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2011	2010
Federal:
Current	$—	$—
Deferred	6,380,000	365,000
State:
Current	—	—
Deferred	(10,000)	5,000
Foreign:
Current	600,000	—
Adjustment to valuation allowance related to net deferred tax assets	(6,370,000)	(370,000)

	$600,000	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2011 and 2010, are as follows:

	2011	2010
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$25,062,000	$31,482,000
Unrealized gain (loss) on available for sale securities	—	(2,000)
Deferred Compensation	2,244,000	2,204,000
Other	385,000	375,000

Subtotal	27,691,000	34,059,000
Less: valuation allowance	(27,691,000)	(34,059,000)

Deferred tax asset, net	$—	$—

As of October 31, 2011, we had tax net operating loss and tax credit carryforwards of approximately $71,177,000 and $1,476,000, respectively, available, within statutory limits (expiring at various dates between 2012 and 2031), to offset any future regular Federal corporate taxable income and taxes payable. If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

We had tax net operating loss and tax credit carryforwards of approximately $71,111,000 and $51,000, respectively, as of October 31, 2011, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 2012 and 2031 and the tax credit carryforwards expire between 2012 and 2026.

During the fiscal year ended October 31, 2011, we received a $3,000,000 license fee from AUO which was subject to a 20% foreign withholding tax. The $600,000 withholding tax, at the election of the Company, could be deducted as an operating expense for US income tax purposes or credited against future US income tax.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have provided a valuation allowance against our deferred tax asset due to our current and historical pre-tax losses and the uncertainty regarding their realizability. The primary differences from the Federal statutory rate of 34% and the effective rate for the years ended October 31, 2011 and 2010 of 8.85% and 0%, respectively, is attributable to certain permanent differences, a change in the valuation allowance and foreign taxes. The following is a reconciliation of income taxes at the Federal statutory tax rate to income tax expense (benefit):

	Year Ended October 31,
	2011		2010
Income tax benefit at U.S. Federal statutory income tax rate	$(2,305,000)	(34%)	$(1,760,000)	(34%)
State income taxes	(4,000)	(.06%)	(3,000)	(.06%)
Permanent differences	10,000	.15%	234,000	4.52%
Credits	(89,000)	(1.31%)	(81,000)	(1.57%)
Expiring net operating losses, credits and other	8,171,000	120.55%	1,980,000	38.26%
Foreign rate difference on impairment	587,000	8.65%	—	—
Foreign withholding tax	600,000	8.85%	—	—
Change in valuation allowance	(6,370,000)	(93.98%)	(370,000)	(7.15%)

Income tax provision	$600,000	8.85%	$—	0%

During the two fiscal years ended October 31, 2011, we incurred no Federal and no State income taxes. We account for interest and penalties related to income tax matters in selling, general and administrative expenses.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on management’s approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services. The following represents selected financial information for our segments for the years ended October 31, 2011 and 2010:

Segment Data	Display Technology	Encryption Products and Services	Total
Year Ended October 31, 2011:
Net revenue	$872,670	$130,523	$1,003,193
Net loss	(6,375,280)	(1,002,756)	(7,378,036)
Stock option compensation to employees and consultants	595,461	190,555	786,016
Stock awards granted to employees and consultants pursuant to stock incentive plans	1,548,481	383,875	1,932,356
Total assets	8,002,742	643,090	8,645,832
Investment in Videocon	5,382,051	—	5,382,051
Investment in Volga-Svet	127,500	—	127,500
Year Ended October 31, 2010:
Net revenue	$600,000	$130,675	$730,675
Net loss	(2,835,631)	(2,339,500)	(5,175,131)
Stock option compensation to employees and consultants	326,309	423,084	749,393
Stock awards granted to employees and consultants pursuant to stock incentive plans	1,064,553	843,511	1,908,063
Total assets	9,319,364	726,712	10,046,076
Investment in Videocon	8,524,821	—	8,524,821
Investment in DISC	—	143,989	143,989
Investment in Volga-Svet	127,500	—	127,500

Geographic Information

We generate revenue both domestically (United States) and internationally. International revenue is based on the country in which our customer (distributor) is located. For the years ended October 31, 2011 and 2010, and as of each respective year-end, revenue and accounts receivable by geographic area are as follows:

Geographic Data	2011	2010
Net revenue:
United States	$101,823	$86,255
Taiwan	872,670	—
India	—	600,000
Other International	28,700	44,420

	$1,003,193	$730,675

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of our last eight fiscal quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended October 31, 2011:
Statement of Operations Data:
Net revenue	$16,958	$86,915	$450,360	$448,960
Cost and operating expenses	1,543,096	1,374,469	1,658,018	1,455,876
Net loss	(1,526,109)	(1,287,040)	(1,773,498)	(2,791,389)
Net loss per share of common stock-basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Year Ended October 31, 2010:
Statement of Operations Data:
Net revenue	$38,870	$322,525	$58,030	$311,250
Cost and operating expenses	1,549,476	1,662,902	1,328,291	1,438,226
Net loss	(1,506,164)	(1,271,904)	(1,270,133)	(1,126,930)
Net loss per share of common stock-basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)