Form 10-Q
period 2012-04-30
COPYTELE INC
filed 2012-06-14
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

On June 8, 2012, the registrant had outstanding 182,682,922 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	April 30, 2012	October 31, 2011
Current assets:
Cash and cash equivalents	$130,729	$774,040
Short-term investment in U.S. government securities and certificates of deposit	1,549,931	2,249,159
Prepaid expenses and other current assets	107,499	97,158

Total current assets	1,788,159	3,120,357

Investment in Videocon Industries Limited global depository receipts, at market value	4,864,489	5,382,051

Investment in Volga-Svet, Ltd., at cost	127,500	127,500

Property and equipment, net of accumulated depreciation of $2,182,202 and $2,178,291, respectively	13,613	15,924

Total assets	$6,793,761	$8,645,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$558,736	$374,691
Accrued liabilities	139,987	85,778
Deferred revenue, non-refundable license fees	1,433,990	1,644,679

Total current liabilities	2,132,713	2,105,148

Contingencies (Note 10)

Deferred revenue, non-refundable license fee	-	482,651

Loan payable to related party (Note 1)	5,000,000	5,000,000

Shareholders’ equity:
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 240,000,000 shares authorized; 181,464,647 and 176,131,047 shares issued and outstanding, respectively	1,814,646	1,761,310
Additional paid-in capital	125,957,681	125,127,246
Loan receivable from related party (Note 1)	(5,000,000)	(5,000,000)
Accumulated deficit	(122,593,717)	(120,830,523)
Accumulated other comprehensive (loss) income	(517,562)	-

Total shareholders’ (deficit) equity	(338,952)	1,058,033

Total liabilities and shareholders’ equity	$6,793,761	$8,645,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended April 30,
	2012	2011
Net revenue
Revenue from sales of encryption products, net	$3,925	$103,873
Display technology license fee	693,340	-

Total net revenue	697,265	103,873

Cost of revenue and operating expenses
Cost of encryption products sold	1,234	29,858
Research and development expenses	1,253,890	1,508,718
Selling, general and administrative expenses	1,207,595	1,378,989

Total cost of revenue and operating expenses	2,462,719	2,917,565

Loss from operations	(1,765,454)	(2,813,692)

Interest income	2,260	543

Loss before income taxes	(1,763,194)	(2,813,149)

Provision for income taxes	-	-

Net loss	$(1,763,194)	$(2,813,149)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	179,435,408	161,227,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended April 30,
	2012	2011
Net revenue
Revenue from sales of encryption products, net	$1,400	$86,915
Display technology license fee	246,670	-

Total net revenue	248,070	86,915

Cost of revenue and operating expenses
Cost of encryption products sold	497	24,652
Research and development expenses	604,211	731,806
Selling, general and administrative expenses	521,560	618,011

Total cost of revenue and operating expenses	1,126,268	1,374,469

Loss from operations	(878,198)	(1,287,554)

Interest income	1,089	514

Loss before income taxes	(877,109)	(1,287,040)

Provision for income taxes	-	-

Net loss	$(877,109)	$(1,287,040)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	180,597,215	166,418,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED APRIL 30, 2012 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Loan Receivable From Related Party	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par Value			Deficit	Income (Loss)	Equity

Balance, October 31, 2011	176,131,047	$1,761,310	$125,127,246	$(5,000,000)	$(120,830,523)	$-	$1,058,033

Stock option compensation to employees	-	-	111,105	-	-	-	111,105
Common stock issued upon exercise of stock options under stock option plans	1,290,000	12,900	195,550	-	-	-	208,450
Common stock issued to employees pursuant to stock incentive plans	3,738,690	37,387	487,222	-	-	-	524,609
Common stock issued to consultants pursuant to stock incentive plans	304,910	3,049	36,558	-	-	-	39,607
Unrealized (loss) on investment in Videocon Industries Limited global depository receipts	-	-	-	-	-	(517,562)	(517,562)
Net loss	-	-	-	-	(1,763,194)	-	(1,763,194)

Balance, April 30, 2012	181,464,647	$1,814,646	$125,957,681	$(5,000,000)	$(122,593,717)	$(517,562)	$(338,952)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended April 30,
	2012	2011
Cash flow from operating activities:
Payments to suppliers, employees and consultants	$(1,553,792)	$(1,437,894)
Cash received from sales of product and services	3,925	102,173

Net cash used in operating activities	(1,549,867)	(1,335,721)

Cash flow from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(1,000,000)	(1,548,927)
Proceeds from the sale or maturities of short-term investments in U.S. government securities and certificates of deposit	1,699,706	199,910
Proceeds from sale of Digital Info Security Co., Inc. common stock	-	118,777
Payments for purchases of property and equipment	(1,600)	(8,453)

Net cash provided by (used in) investing activities	698,106	(1,238,693)

Cash flow from financing activities:
Private placement	-	1,250,000
Proceeds from exercise of stock options	208,450	577,400

Net cash provided by financing activities	208,450	1,827,400

Net decrease in cash and cash equivalents	(643,311)	(747,014)

Cash and cash equivalents at beginning of period	774,040	1,094,116

Cash and cash equivalents at end of period	$130,729	$347,102

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,763,194)	$(2,813,149)
Stock option compensation to employees	111,105	309,380
Stock option compensation to consultants	-	44,034
Stock awards granted to employees pursuant to stock incentive plans	524,609	959,992
Stock awards granted to consultants pursuant to stock incentive plans	39,607	36,341
Depreciation expense	3,911	3,985
Gain on sale of Digital Info Security Co., Inc. common stock	-	(30,169)
Other	(478)	(372)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(10,341)	52,367
Accounts payable and accrued liabilities	238,254	101,870
Deferred revenue	(693,340)	-

Net cash used in operating activities	$(1,549,867)	$(1,335,721)

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

The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information contained herein is as of April 30, 2012 and for the six and three-month periods ended April 30, 2012 and 2011. In management’s opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein. We are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. We have evaluated subsequent events for possible disclosure through the date the condensed consolidated financial statements were issued.

The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. (“CopyTele International”) and CopyTele Marketing Inc. (“CopyTele Marketing”). CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in July 2007 and September 2007, respectively. CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company (“Videocon”). As of April 30, 2012, CopyTele Marketing was inactive. All significant intercompany transactions have been eliminated in consolidation.

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

During the six months ended April 30, 2012, our cash used in operating activities was approximately $1,550,000. This resulted from payments to suppliers, employees and consultants of approximately $1,554,000, which was offset by cash of approximately $4,000 received from collections of accounts receivable related to sales of encryption products. Our cash provided by investing activities during the six months ended April 30, 2012 was approximately $698,000, which resulted from approximately $1,700,000 received upon the sale or maturities of short-term investments consisting of certificates of deposit and U.S. government securities, offset by purchases of short-term investments consisting of certificates of deposit of $1,000,000 and the purchase of equipment for approximately $2,000. Our cash provided by financing activities during the six months ended April 30, 2012 was approximately $208,000, which resulted from cash received upon the exercise of stock options. As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at April 30, 2012 decreased by approximately $1,342,000 to approximately $1,681,000 from approximately $3,023,000 at October 31, 2011.

Total employee compensation expense for the six-month periods ended April 30, 2012 and 2011 was approximately $1,344,000 and $1,742,000, respectively, and for the three-month periods ended April 30, 2012 and 2011 was approximately $630,000 and $774,000, respectively. During the six-months ended April 30, 2012 and 2011, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. We recorded stock-based compensation expense, related to stock awards granted to employees, for the six-month periods ended April 30, 2012 and 2011 of approximately $525,000 and $960,000, respectively, and the three-month periods ended April 30, 2012 and 2011 of approximately $119,000 and $484,000, respectively. We recorded stock-based compensation expense, related to stock options granted to employees and directors, for the six-month periods ended April 30, 2012 and 2011 of approximately $111,000 and $309,000 respectively, and for the three-month periods ended April 30, 2012 and 2011 of approximately $30,000 and $50,000, respectively.

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

We believe that our existing cash, cash equivalents, and investments in U.S. government securities and certificates of deposit, together with cash flows from expected sales of our encryption products and revenue relating to our display technologies, and other potential sources of cash flows or necessary expense reductions including employee compensation, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months from the end of this reporting period. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible. The sale of additional equity securities or convertible debt could result in dilution to our shareholders. Subsequent to January 2012, certain employees formerly receiving compensation in stock were compensated in cash. Management will continue to evaluate its compensation polices and may, in future periods, continue to compensate employees and consultants by issuing stock or stock options. We currently have no arrangements with respect to additional financing. We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, that employees and consultants will continue to accept stock as compensation, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all. If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

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

In May 2011, we also entered into another license agreement (the “Nano Display License Agreement” and together with the EPD License Agreement, the “AUO License Agreements”) with AUO. Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our Nano Display (as defined below) patents and technology (the “Nano Display Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the Nano Display Licensed Technology, with the right to consent to the granting of licenses of the Nano Display Licensed Technology to third parties.

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

Related Party Transactions with Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “Videocon License Agreement”) with Videocon. In April 2008, the Indian Government approved the Videocon License Agreement. Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor Nano Display (the “Videocon Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Videocon Licensed Technology. With the approval and support of Videocon, we entered into the AUO License Agreements for AUO to utilize their production facilities to produce our display technologies, including the Videocon Licensed Technology, for their own products and potentially for Videocon products. Additional licenses of the Videocon Licensed Technology to third parties require the joint agreement of CopyTele, Videocon, and AUO.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon (which royalty will decrease when a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Videocon Licensed Technology). As of April 30, 2012, we have received aggregate license fee payments from Videocon of $3.2 million. The initial installment commenced in May 2008 however certain license fee payments have been subsequently deferred in light of our joint decision to jointly develop improved versions of our Nano Display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost. However, the aggregate amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage. No such license fee payments were received from Videocon during the six-month periods ended April 30, 2012 and 2011 and we cannot presently estimate future payment dates for license fee payments from Videocon. We are currently in discussion with Videocon, however, we cannot give any estimate as to the outcome of these discussions.

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

We have assessed the revenue guidance of ASC 605-25 to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting. Under the AUO License Agreements, we received initial license fees of $3 million and could receive up to an additional $7 million in license fees upon completion of certain conditions for the respective technologies. We have determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology. Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial license fees over the estimated periods that we expect to complete the conditions for the respective technologies and not recognize the $7 million as it is considered contingent revenue. Upon completion of the various conditions for the respective technologies, the additional license fees of $7 million will be recognized over the respective performance periods, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from AUO. At each reporting period we assess the progress in completing these efforts and recognize license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies. On this basis, we reassessed the performance period during the second quarter of fiscal year 2012 and, accordingly, revenue for certain technology has been deferred. This technology represents approximately 30% of the non-refundable deferred revenue on our condensed consolidated balance sheet as of April 30, 2012. Such revenue will be recognized upon our determination of the appropriate performance period. This is reflected in the recognized license fee revenue from AUO for the six-month and three-month periods ended April 30, 2012 of approximately $693,000 and $247,000, respectively. License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,434,000 as of April 30, 2012) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheet. The AUO License Agreements also provide for the basis for royalty payments on future production, if any, by AUO to CopyTele, which we have determined represent separate units of accounting. We have not recognized any royalty income under the AUO License Agreements.

2.	STOCK BASED COMPENSATION

We maintain stock equity incentive plans under which we may grant non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”). In accordance with ASC 718, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $111,000 and $309,000, during the six-month periods ended April 30, 2012 and 2011, respectively, and approximately $30,000 and $50,000 during the three-month periods ended April 30, 2012 and 2011, respectively. Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.

Included in stock based compensation cost related to stock options granted to employees and directors recorded during the six-month periods ended April 30, 2012 and 2011 was approximately $4,000 and $4,000, respectively, and during the three-month periods ended April 30, 2012 and 2011 was approximately $2,000 and $2,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of April 30, 2012, there was approximately $4,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors which is expected to be amortized during the current fiscal year.

We account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model. We recognized consulting expense for options granted to non-employee consultants, during the six-month periods ended April 30, 2012 and 2011 of approximately $-0- and $44,000, respectively, and during the three-month periods ended April 30, 2012 and 2011, of $-0-, and $42,000, respectively. Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants. As of April 30, 2012, there was no unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants.

Fair Value Determination

We separate the employees and directors we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant for options granted to employees and directors, we take a weighted average of the assumptions used for each of these groups. The fair value of stock options granted to consultants is determined on an individual basis. Stock options we granted during the six-months ended April 30, 2012 and 2011 consisted of awards of options with 10-year terms which vested immediately.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the six and three months ended April 30, 2012 and 2011.

	For the Six Months Ended April 30,		For the Three Months Ended April 30,
	2012	2011	2012	2011
Weighted average fair value at grant date	$0.08	$0.12	$0.08	$0.11
Valuation assumptions:
Expected life ( years)	1.43	3.04	1.0	4.29
Expected volatility	124%	101%	125%	106%
Risk-free interest rate	.20%	.85%	.18%	1.44%
Expected dividend yield	0	0	0	0

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

Stock Option Activity

During the six-month periods ended April 30, 2012 and 2011, we granted options to purchase 1,290,000 shares and 2,805,000 shares, respectively, to employees, directors and consultants of common stock at weighted average exercise prices of $0.16 and $0.22 per share, respectively, pursuant to the CopyTele, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”). During the six-month periods ended April 30, 2012 and 2011, stock options to purchase 1,290,000 shares and 2,545,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $208,000 and $577,000, respectively.

Stock Option Plans

As of April 30, 2012, we have two stock option plans: the CopyTele, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”), and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The remaining outstanding stock options granted under the CopyTele, Inc. 1993 Stock Option Plan and the CopyTele, Inc. 2000 Share Incentive Plan expired during fiscal years ended October 31, 2010 and 2011, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants. The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, the 2003 Share Plan was administered by the Board of Directors and since July 2010, the 2003 Share Plan has been administered by the Stock Option Committee, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2012, the 2003 Share Plan had 143,990 shares available for future grants.

Information regarding the 2003 Share Plan for the six months ended April 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2011	17,552,045	$0.81	$ -0-
Cancelled	35,000	0.85

Options outstanding and exercisable at April 30, 2012	17,517,045	$.81	$ -0-

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of April 30, 2012:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.25 - $0.65	4,600,970	3.08	$0.57
$0.68 - $0.84	5,136,075	4.32	$0.79
$0.86 - $0.92	4,650,000	5.35	$0.89
$1.04 - $1.46	3,130,000	3.66	$1.10

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants. The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors. The 2010 Share Plan is administered by the Stock Option Committee, which determines the option price, term and provisions of each option. The exercise price with respect to the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date. As of April 30, 2012, the 2010 Share Plan had 2,151,965 shares available for future grants.

Information regarding the 2010 Share Plan for the six months ended April 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2011	1,050,000	$0.31
Granted	1,290,000	$0.16
Exercised	(1,290,000)	$0.16

Options Outstanding at April 30, 2012	1,050,000	$0.31	$ -0-

Options Exercisable at April 30, 2012	990,000	$0.32	$ -0-

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of April 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.17 - $0.37	1,050,000	8.75	$0.31	990,000	9.0	$0.32

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively. During the six-month periods ended April 30, 2012 and 2011, we issued 3,738,690 shares and 5,115,195 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2010 Share Plan. We recorded compensation expense for the six-month periods ended April 30, 2012 and 2011, of approximately $525,000 and $960,000, respectively, and for the three-month periods ended April 30, 2012 and 2011 of approximately $119,000 and $484,000, respectively, for the shares of common stock issued to employees. Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors. In addition, during the six-month periods ended April 30, 2012 and 2011, we issued 304,910 shares and 203,935 shares, respectively, of common stock to consultants for services rendered pursuant to the 2010 Share Plan. We recorded consulting expense for the six-month periods ended April 30, 2012 and 2011 of approximately $40,000 and $36,000, and for the three-month periods ended April 30, 2012 and 2011 of approximately $3,000 and $20,000, respectively for the shares of common stock issued to consultants. Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

3.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business. Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Generally, no collateral is received from customers for our accounts receivable. Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur. During the six months ended April 30, 2012, one customer in the Display Technology Segment represented 100% of that segment’s revenue and 99.5% of total net revenue. During the six months ended April 30, 2011, one customer in the Encryption Products and Services Segment represented 35% of that segment’s revenue and total net revenue.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2012:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$8,146	$-	$-	$8,146

U.S. government securities and certificates of deposit - Short-term investments		1,549,931		1,549,931
Videocon Industries Limited global depository receipts	4,864,489			4,864,489

Total financial assets	$4,872,635	$1,549,931	$-	$6,422,566

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$5,685	$-	$-	$5,685
U.S. government securities - Cash and cash equivalents		599,994		599,994
U.S. government securities and certificates of deposit - Short-term investments		2,249,159		2,249,159
Videocon Industries Limited global depository receipts	5,382,051			5,382,051

Total financial assets	$5,387,736	$2,849,153	$-	$8,236,889

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

The estimated fair value of accounts payable and accrued liabilities approximates their individual carrying amounts due to the short term nature of these measurements. It is impractical to determine the fair value of the loan receivable and loan payable to the related party given the nature of these loans. These assets and liabilities were not presented in the preceding table. Cash and cash equivalents are stated at nominal value which equals fair value.

5.	INVESTMENTS

Short-term Investments

At April 30, 2012, and October 31, 2011, we had marketable securities consisting of U.S. government securities and certificates of deposit of approximately $1,550,000 and $2,249,000, respectively, which were classified as “available-for-sale securities” and reported at fair value, which approximates cost. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

The fair value of investment in Videocon as of April 30, 2012 and October 31, 2011, and the unrealized loss for the six-month period ended April 30, 2012, are as follows:

Investment in Videocon
Fair Value as of October 31, 2011	$5,382,051
Unrealized loss	(517,562)

Fair Value as of April 30, 2012	$4,864,489

Investment in and Related Party Transactions with Volga-Svet, Ltd

In September 2009, we entered into the Volga License Agreement (as defined below) to produce and market our thin, flat, low voltage phosphor displays in Russia. We have been working with Volga for the past fourteen years to assist us with our low voltage phosphor displays. As part of the Volga License Agreement, Volga is required to purchase from us the matrix substrate, carbon nanotubes, and associated display electronics, however, no purchases have been made to date. In addition, in September 2009, we acquired a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock. As we do not believe that we can exercise significant influence over Volga, our investment in Volga is recorded at cost of $127,500 based on the closing price of our common stock at the time of the acquisition. As of April 30, 2012, we have not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Research and development expenses in the accompanying consolidated statements of operations include payments to Volga for the six-month periods ended April 30, 2012 and 2011 of approximately $306,000 and $255,000, respectively, and for the three-month periods ended April 30, 2012 and 2011 of approximately $156,000 and $128,000, respectively.

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

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six and three-month periods ended April 30, 2012 and 2011, were stock options to purchase 18,567,045 and 19,622,045 shares respectively, and warrants to purchase 7,500,000 and 7,500,000 shares, respectively.

7.	EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This amendment was issued to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP or IFRS. ASU 2011-04 expands the disclosures about fair value measurements to include increased transparency around valuation inputs and investment categorization. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This amendment defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. ASU 2011-12 is effective at the same time as Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU 2011-12 is deferring. ASUs 2011-12 and 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects to adopt ASUs 2011-05 and 2011-12 on November 1, 2012. We do not expect the adoption of these new disclosure requirements to have a material impact on our disclosures or consolidated financial statements.

8.	INCOME TAXES

We file Federal and New York State income tax returns. Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1996. We account for interest and penalties related to income tax matters in selling, general and administrative expenses. There are no unrecognized benefits as of April 30, 2012 and October 31, 2011.

9.	SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on management’s approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services. The following represents selected financial information for our segments for the six-month and three- month periods ended April 30, 2012 and 2011:

Segment Data	Display Technology	Encryption Products and Services	Total

Six Months Ended April 30, 2012:
Net revenue	$693,340	$3,925	$697,265
Net loss	(1,568,372)	(194,822)	(1,763,194)

Six Months Ended April 30, 2011:
Net revenue	$-	$103,873	$103,873
Net loss	(2,301,863)	(511,286)	(2,813,149)

Segment Data	Display Technology	Encryption Products and Services	Total

Three Months Ended April 30, 2012:
Net revenue	$246,670	$1,400	$248,070
Net loss	(878,012)	903	(877,109)

Three Months Ended April 30, 2011:
Net revenue	$-	$86,915	$86,915
Net loss	(1,159,693)	(127,347)	(1,287,040)

In the second quarter of fiscal year 2012 we devoted all our efforts to the display technology segment. Accordingly, the only expense allocated to the encryption segment was the cost of encryption products sold.

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

Under our EPD program, both AUO and CopyTele are cooperating to enhance the operation of AUO’s EPD (E-Paper® display). CopyTele has developed and incorporated into the AUO EPD new software and hardware which significantly improves the operating speed in displaying images while at the same time improving the contrast of each image. With this new technology, we believe that AUO’s EPD would have superior operation as compared to present commercially available EPD displays. CopyTele believes that the new technology can be incorporated into any EPD, including CopyTele’s own EPD display technology.

Under the Nano Display program, CopyTele has provided technical information to AUO for the thin film transistor (TFT) matrix and the process to produce our Nano Display. In addition, CopyTele has been developing, with the support of Volga, processes for the color phosphors to increase their efficiency. This would further lower the power consumption of our Nano Display. CopyTele is also in discussion with another large display company located in Asia to implement our new nano display configuration which conforms to this company’s technology, production and marketing capabilities. This display configuration is unrelated to the configuration that is licensed to AUO and Videocon.

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “Videocon License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”). In April 2008, the Indian Government approved the Videocon License Agreement. Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor Nano Display (the “Videocon Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Videocon Licensed Technology. Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon. The license fee payments were subsequently deferred as described more fully in our Annual Report on Form 10-K for fiscal year ended October 31, 2011. As of April 30, 2012, we have received aggregate license fee payments from Videocon of $3.2 million. No such license fee payments were received from Videocon during the six-month periods ended April 30, 2012 and 2011 and we cannot presently estimate future payment dates for license fee payments from Videocon. We are currently in discussion with Videocon, however, we cannot give any estimate as to the outcome of these discussions.

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

At the same time we entered into the Videocon License Agreement in November 2007, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”). Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000. Also in November 2007, our wholly-owned subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”) for an aggregate purchase price of $16,200,000. The fair value of our investment in the Videocon GDRs as of April 30, 2012 was approximately $4,864,000. For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007. The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas. See Note 1 to the condensed consolidated financial statements for additional information.

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

In August 2009, we entered into an initial development agreement with a U.S. company to provide engineering and implementation support for the development of our patented extremely low power passive monochrome or color display for use in portable devices including e-books. Our proprietary extremely low power display incorporates a new micro-matrix substrate. Our display is designed to have bi-stability capability, and to use low power when an image is created. We have jointly performed design simulations to verify its performance. Development of this program has been delayed as a result of the concentration of our efforts related to the AUO License Agreements.

We continue to pursue opportunities to market our voice, fax and data encryption solutions in commercial and government markets. We presently have limited revenue from our encryption products and services segment.

Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow. Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and accounts receivable balances and cash flows from operations. Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of warrants and stock options. Since 1999, we have generated limited cash flows from sales of our encryption products, and in May 2008 we began receiving license fees from Videocon and in June 2011 we began receiving license fees from AUO, related to our display technology. No license fees were received during the six month period ended April 30, 2012. We are seeking to improve our liquidity through sales or licenses of products and technology.

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

We have assessed the revenue guidance of ASC 605-25 to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting. Under the AUO License Agreements, we received initial license fees of $3 million and could receive up to an additional $7 million in license fees upon completion of certain conditions for the respective technologies. We have determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology. Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial license fees over the estimated periods that we expect to complete the conditions for the respective technologies and not recognize the $7 million as it is considered contingent revenue. Upon completion of the various conditions for the respective technologies, the additional license fees of $7 million will be recognized over the respective performance periods, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from AUO. At each reporting period we assess the progress in completing these efforts and recognize license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies. On this basis, we reassessed the performance period during the second quarter of fiscal year 2012 and, accordingly, revenue for certain technology has been deferred. This technology represents approximately 30% of the non-refundable deferred revenue on our condensed consolidated balance sheet as of April 30, 2012. Such revenue will be recognized upon our determination of the appropriate performance period. This is reflected in the recognized license fee revenue from AUO for the six-month and three-month periods ended April 30, 2012 of approximately $693,000 and $247,000, respectively. License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,434,000 as of April 30, 2012) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheet. The AUO License Agreements also provide for the basis for royalty payments on future production, if any, by AUO to CopyTele, which we have determined represent separate units of accounting. We have not recognized any royalty income under the AUO License Agreements.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment. During the fourth quarter of fiscal year 2011, we determined that based on both the duration and the continuing magnitude of the market price decline and the uncertainty of its recoverability, there was an other than temporary impairment in both our Videocon and Digital Info Security Co., Inc. (“DISC”) investments. We will record an additional impairment charge if and when we believe any such investment has experienced an additional decline that is other than temporary.

Stock Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718. We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $111,000 and $309,000 during the six-month periods ended April 30, 2012 and 2011, respectively, and of approximately $30,000 and $50,000 during the three-month periods ended April 30, 2012 and 2011, respectively. We account for stock options granted to consultants using the accounting guidance under ASC 505-50. We recognized consulting expense for stock options granted to non-employee consultants during the six-month periods ended April 30, 2012 and 2011, of $-0- and $44,000, respectively and during the three-month periods ended April 30, 2012 and 2011 of approximately $-0- and $42,000, respectively. See Note 2 to the condensed consolidated financial statements for additional information.

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively. We recorded stock-based compensation expense for the six-month periods ended April 30, 2012 and 2011, of approximately $525,000 and $960,000, respectively, and for the three-month periods ended April 30, 2012 and 2011, of approximately $119,000 and $484,000, respectively, for the shares of common stock issued to employees, principally in lieu of cash compensation. In addition, we recorded consulting expense for the six-month periods ended April 30, 2012 and 2011 of approximately $40,000 and $36,000, respectively, and for the three-months ended April 30, 2012 and 2011, of approximately $3,000 and $20,000, respectively, for the shares of common stock issued to consultants.

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

RESULTS OF OPERATIONS

Six months ended April 30, 2012 compared with six months ended April 30, 2011

Net Revenue

Net revenue increased by approximately $593,000 in the six months ended April 30, 2012, to approximately $697,000, as compared to approximately $104,000 in the comparable prior-year period. Revenue during the current period is principally from display technology license fees related to the AUO License Agreements of approximately $693,000. We had no revenue from display technology license fees during the comparable prior-year period. See “- General” above in this Item 2. Revenue from sales of encryption products decreased by approximately $100,000 in the six months ended April 30, 2012, to approximately $4,000, as compared to approximately $104,000 in the comparable prior-year period. Our encryption revenue has been limited and is sensitive to individual transactions.

Cost of Encryption Products Sold

Due to the decrease in encryption product sales, the cost of encryption products sold decreased by approximately $29,000 in the six months ended April 30, 2012, to approximately $1,000, as compared to approximately $30,000 in the comparable prior-year period.

Research and Development Expenses

Research and development expenses decreased by approximately $255,000 in the six months ended April 30, 2012, to approximately $1,254,000, from approximately

$1,509,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease in employee stock option expense of approximately $122,000, a decrease in employee compensation and related costs, other than stock option expense, of approximately $89,000, a reduction in engineering supplies and accessories of approximately $38,000 and a decrease in outside consultants’ expense of approximately $19,000, offset by an increase in outside research and development expense of approximately $27,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $171,000 to approximately $1,208,000 in the six months ended April 30, 2012, from approximately $1,379,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a decrease in employee compensation and related costs, other than stock option expense, of approximately $111,000 and a decrease in employee stock option expense of approximately $77,000, offset by a decrease in the gain on the sale of DISC common stock of approximately $29,000.

Three months ended April 30, 2012 compared with three months ended April 30, 2011

Net Revenue

Net revenue increased by approximately $161,000 in the three months ended April 30, 2012, to approximately $248,000, as compared to approximately $87,000 in the comparable prior-year period. Revenue during the current period is principally from display technology license fees related to the AUO License Agreements of approximately $247,000. We had no revenue from display technology license fees during the comparable prior-year period. See “- General” above in this Item 2. Revenue from sales of encryption products decreased by approximately $86,000 in the three months ended April 30, 2012, to approximately $1,000, as compared to approximately $87,000 in the comparable prior-year period. Our encryption revenue has been limited and is sensitive to individual transactions.

Cost of Encryption Products Sold

Due to the decrease in encryption product sales, the cost of encryption products sold decreased by approximately $24,000 in the three months ended April 30, 2012, to less than $1,000, as compared to approximately $25,000 in the comparable prior-year period.

Research and Development Expenses

Research and development expenses decreased by approximately $128,000 in the three months ended April 30, 2012, to approximately $604,000, from approximately $732,000 in the comparable prior-year period. The decrease in research and development expenses was principally due to a decrease in employee compensation and related costs, other than stock option expense, of approximately $49,000, a reduction in engineering supplies and accessories of approximately $37,000, a decrease in outside consultants’ expense of approximately $18,000, a decrease in travel expense of approximately $14,000 and a decrease in employee stock option expense of approximately $11,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $96,000 to approximately $522,000 in the three months ended April 30, 2012, from approximately $618,000 in the comparable prior-year period. The decrease in selling, general and administrative expenses was principally due to a decrease in employee compensation and related costs, other than stock option expense, of approximately $75,000 and a decrease in legal and accounting fees of approximately $36,000, offset by a decrease in the gain on the sale of DISC common stock of approximately $26,000.

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

During the six months ended April 30, 2012, our cash used in operating activities was approximately $1,550,000. This resulted from payments to suppliers, employees and consultants of approximately $1,554,000, which was offset by cash of approximately $4,000 received from collections of accounts receivable related to sales of encryption products. Our cash provided by investing activities during the six months ended April 30, 2012 was approximately $698,000, which resulted from approximately $1,700,000 received upon the sale or maturities of short-term investments consisting of certificates of deposit and U.S. government securities, offset by purchases of short-term investments consisting of certificates of deposit of $1,000,000 and the purchase of equipment for approximately $2,000. Our cash provided by financing activities during the six months ended April 30, 2012 was approximately $208,000, which resulted from cash received upon the exercise of stock options. As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at April 30, 2012 decreased by approximately $1,342,000 to approximately $1,681,000 from approximately $3,023,000 at October 31, 2011.

Prepaid expenses and other current assets increased approximately $10,000 from $97,000 at October 31, 2011 to $107,000 at April 30, 2012. Investment in Videocon is recorded at fair value and decreased to approximately $4,864,000 at April 30, 2012 from approximately $5,382,000 at October 31, 2011, as a result of a decrease in the price of Videocon’s GDRs which are listed on the Luxembourg Stock Exchange. There was no change in the investment in Volga at April 30, 2012 from approximately $128,000 at

October 31, 2011. Accounts payable and accrued liabilities increased by approximately $239,000 from approximately $460,000 at October 31, 2011 to approximately $699,000 at April 30, 2012, as a result of the timing of payments and legal and accounting fees incurred in connection with the preparation of our Annual Report on Form 10-K for fiscal year ended October 31, 2011. Deferred revenue decreased by approximately $693,000 from approximately $2,127,000 at October 31, 2011 to approximately $1,434,000 at April 30, 2012, as a result of license fee revenue recognized during the six months ended April 30, 2012. Loan payable, which is due in December 2014, remained at $5,000,000 at April 30, 2012 and October 31, 2011. Loan receivable, which is classified as a contra-equity in the accompanying condensed consolidated balance sheet and is due in December 2014, remained at $5,000,000 at April 30, 2012 and October 31, 2011. As a result of these changes, working capital decreased approximately $1,360,000 from approximately $1,015,000 at October 31, 2011 to negative $345,000 at April 30, 2012. Working capital at April 30, 2012, excluding deferred revenue consisting of non-refundable license fees received from AUO, was approximately $1,089,000.

Under the AUO License Agreements, AUO has agreed to pay CopyTele an aggregate license fee of up to $10 million, of which $3 million was paid by AUO in June 2011 and the remaining $7 million is payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% foreign withholding tax. Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million. As of April 30, 2012, we are working with AUO and cannot presently estimate when or if we will receive the remaining $7 million in licensing fees. In addition, the AUO License Agreements also provide for the basis for royalty payments by AUO to CopyTele.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon (which royalty will decrease when a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Videocon Licensed Technology). As of April 30, 2012, we have received aggregate license fee payments from Videocon of $3.2 million. The initial installment commenced in May 2008 however certain license fee payments have been subsequently deferred in light of our joint decision to jointly develop improved versions of our Nano Display technology and the additional time and effort required by Videocon and us to incorporate the developmental improvements related thereto which are aimed at reducing the power consumption, improving the reliability and lowering the fabrication cost. However, the aggregate amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage. No such license fee payments were received from Videocon during the six-month periods ended April 30, 2012 and 2011 and we cannot presently estimate future payment dates for license fee payments from Videocon. We are not currently in substantive discussion with Videocon with respect to the payment of the remaining license fees and cannot currently estimate if and when such discussions may resume.

Total employee compensation expense for the six-month periods ended April 30, 2012 and 2011 was approximately $1,344,000 and $1,742,000, respectively, and for the three-month periods ended April 30, 2012 and 2011 was approximately $630,000 and $774,000, respectively. During the six-month periods ended April 30, 2012 and 2011, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. During the six-month periods ended April 30, 2012 and 2011, we issued 3,738,690 shares and 5,115,195 shares, respectively, of common stock to certain employees for services rendered. We recorded stock-based compensation expense for the six-month periods ended April 30, 2012 and 2011, of approximately $525,000 and $960,000, respectively, and for the three-month periods ended April 30, 2012 and 2011 of approximately $119,000 and $484,000 respectively, for shares of common stock issued to employees. In addition, during the six-month periods ended April 30, 2012 and 2011, we granted to employees stock options to purchase 1,290,000 shares and 2,545,000 shares, respectively. We recorded stock-based compensation expense, related to stock options granted to employees, of approximately $111,000 and $309,000, respectively, during the six-month periods ended April 30, 2012 and 2011 and $30,000 and $50,000, respectively, during the three-month periods ended April 30, 2012 and 2011. Subsequent to January 2012, certain employees formerly receiving compensation in stock were compensated in cash. Management will continue to evaluate its compensation polices and may, in future periods, continue to compensate employees by issuing stock or stock options.

In addition, during the six-month periods ended April 30, 2012 and 2011, we issued 304,910 shares and 203,935 shares, respectively, of common stock to non-employee consultants for services rendered. We recorded consulting expense for the six-month periods ended April 30, 2012 and 2011 of approximately $40,000 and $36,000, respectively, and for the three-month periods ended April 30, 2012 and 2011 of approximately $3,000 and $20,000, respectively, for shares of common stock issued to non-employee consultants. In addition, during the six-month periods ended April 30, 2012 and 2011, we granted to consultants options to purchase -0- shares and 260,000 shares, respectively. We recorded consulting expense related to the stock options granted to non-employee consultants of approximately $-0- and $44,000, respectively, for the six-months ended April 30, 2012 and 2011 and $-0- and $42,000 for the three-month periods ended April 30, 2012 and 2011. Management will continue to evaluate its compensation polices and may, in future periods, continue to compensate consultants by issuing stock or stock options to the extent that our consultants do not require cash payments.

During the six-month periods ended April 30, 2012 and 2011, stock options to purchase 1,290,000 shares and 2,545,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $208,000 and $577,000, respectively.

In February 2011, we received proceeds of $1,250,000 pursuant to the sale of 7,000,000 unregistered shares of our common stock and warrants to purchase 7,000,000 shares of our unregistered common stock in a private placement. Additionally, in February 2011, we sold an additional 3,300,000 shares of DISC common stock that were being held for investment for approximately $100,000.

We believe that our existing cash, cash equivalents, and investments in U.S. government securities and certificates of deposit, together with cash flows from expected sales of our encryption products and revenue relating to our display technologies, and other potential sources of cash flows or necessary expense reductions including employee compensation, will be sufficient to enable us to continue our marketing, production, and research and development activities for at least 12 months from the end of this reporting period. However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible. The sale of additional equity securities or convertible debt could result in dilution to our shareholders. Subsequent to January 2012, certain employees formerly receiving compensation in stock were compensated in cash. Management will continue to evaluate its compensation polices and may, in future periods, continue to compensate employees and consultants by issuing stock or stock options. We currently have no arrangements with respect to additional financing. We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, that employees and consultants will continue to accept stock as compensation, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all. If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

We are seeking to improve our liquidity through increased sales or licenses of products and technology. In an effort to generate sales, we have marketed our encryption products to U.S. and international distributors and directly to end-users. During the six months ended April 30, 2012, we have recognized revenue from sales of encryption products of approximately $4,000 and revenue from display technology license fees of approximately $693,000.

The following table presents our expected cash requirements for contractual obligations outstanding as of April 30, 2012:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Consulting Agreement	$20,000	$ -	$ -	$ -	$20,000

Noncancelable Operating Leases	$313,000	$495,000	-	-	$808,000

Secured Loan Obligation to Mars Overseas	-	$5,000,000		-	$5,000,000

Total Contractual Cash Obligations	$333,000	$5,495,000	$	$ -	$5,828,000

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

Refer to Note 7 to the condensed consolidated financial statements – “Effect of Recent Pronouncements” for discussion regarding the impact of recently adopted accounting pronouncements on our condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 under “Item 1A – “Risk Factors.” You should read this discussion and analysis along with our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 and the condensed consolidated financial statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2012, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, which investments consist of US government securities and FDIC guaranteed certificates of deposit, our rate of return on these securities could be affected at the time of reinvestment, if any.

At April 30, 2012, our investment in Videocon GDRs is recorded at fair value of approximately $4,864,000 and has exposure to additional price risk. The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees. Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk. The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of April 30, 2012, amounts to approximately $486,000.

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

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 14, 2012.

31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 14, 2012.

32.1 Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 14, 2012.

32.2 Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 14, 2012.

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

COPYTELE, INC.

By:	/s/ Denis A. Krusos
Denis A. Krusos
Chairman of the Board and
Chief Executive Officer

June 14, 2012	(Principal Executive Officer)

By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal

June 14, 2012	Financial and Accounting Officer)