Form 10-Q
period 2012-07-31
COPYTELE INC
filed 2012-09-14
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

On September 10, 2012, the registrant had outstanding 184,854,037 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 31,	October 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$101,532	$774,040
Short-term investment in U.S. government securities and certificates of deposit	950,000	2,249,159
Prepaid expenses and other current assets	93,329	97,158
Total current assets	1,144,861	3,120,357

Investment in Videocon Industries Limited global depository receipts,at market value	4,602,717	5,382,051

Investment in Volga-Svet, Ltd., at cost	127,500	127,500

Property and equipment, net of accumulated depreciation of $2,183,914 and $2,178,291, respectively	11,901	15,924

Total assets	$5,886,979	$8,645,832

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$462,856	$374,691
Accrued liabilities	129,874	85,778
Deferred revenue, non-refundable license fees	1,187,320	1,644,679
Total current liabilities	1,780,050	2,105,148

Contingencies (Note 10)

Deferred revenue, non-refundable license fee	-	482,651

Loan payable to related party (Note 1)	5,000,000	5,000,000

Shareholders’ equity:
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 240,000,000 shares authorized;184,189,787 and 176,131,047 shares issued and outstanding, respectively	1,841,898	1,761,310
Additional paid-in capital	126,267,184	125,127,246
Loan receivable from related party (Note 1)	(5,000,000)	(5,000,000)
Accumulated deficit	(123,222,819)	(120,830,523)
Accumulated other comprehensive (loss) income	(779,334)	-
Total shareholders’ (deficit) equity	(893,071)	1,058,033

Total liabilities and shareholders’ equity	$5,886,979	$8,645,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended
	July 31,
	2012	2011
Net revenue
Revenue from sales of encryption products, net	$6,725	$128,233
Display technology license fee	940,010	426,000
Total net revenue	946,735	554,233

Cost of revenue and operating expenses
Cost of encryption products sold	1,948	33,484
Research and development expenses	1,712,302	2,388,362
Selling, general and administrative expenses	1,641,277	2,153,737
Total cost of revenue and operating expenses	3,355,527	4,575,583

Loss from operations	(2,408,792)	(4,021,350)

Dividend income	13,463	33,507

Interest income	3,033	1,196

Loss before income taxes	(2,392,296)	(3,986,647)

Provision for income taxes	-	600,000

Net loss	$(2,392,296)	$(4,586,647)

Net loss per share:
Basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	180,620,450	164,387,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	July 31,
	2012	2011
Net revenue
Revenue from sales of encryption products, net	$2,800	$24,360
Display technology license fee	246,670	426,000
Total net revenue	249,470	450,360

Cost of revenue and operating expenses
Cost of encryption products sold	714	3,626
Research and development expenses	458,412	879,644
Selling, general and administrative expenses	433,682	774,748
Total cost of revenue and operating expenses	892,808	1,658,018

Loss from operations	(643,338)	(1,207,658)

Dividend income	13,463	33,507

Interest income	773	653

Loss before income taxes	(629,102)	(1,173,498)

Provision for income taxes	-	600,000

Net loss	$(629,102)	$(1,773,498)

Net loss per share:
Basic and diluted	$0.00	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	182,964,773	170,604,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JULY 31, 2012 (UNAUDITED)

				Loan
				Receivable		Accumulated
			Additional	From		Other	Total
	Common Stock		Paid-in	Related	Accumulated	Comprehensive	Shareholders'
	Shares	Par Value	Capital	Party	Deficit	Income (Loss)	Equity

Balance, October 31, 2011	176,131,047	$1,761,310	$125,127,246	$(5,000,000)	$(120,830,523)	$-	$1,058,033

Stock option compensation to employees	-	-	111,105	-	-	-	111,105
Common stock issued upon exercise of stock options under stock option plans	1,290,000	12,900	195,550	-	-	-	208,450
Common stock issued to employees pursuant to stock incentive plans	6,463,830	64,639	796,725	-	-	-	861,364
Common stock issued to consultants pursuant to stock incentive plans	304,910	3,049	36,558	-	-	-	39,607
Unrealized (loss) on investment in Videocon Industries Limited global depository receipts	-	-	-	-	-	(779,334)	(779,334)
Net loss	-	-	-	-	(2,392,296)	-	(2,392,296)

Balance, July 31, 2012	184,189,787	$1,841,898	$126,267,184	$(5,000,000)	$(123,222,819)	$(779,334)	$(893,071)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	July 31,
	2012	2011
Cash flow from operating activities:
Payments to suppliers, employees and consultants	$(2,199,910)	$(2,566,980)
Cash received from sales of product and services	5,325	129,963
Cash received from display technology license fee, net of taxes	-	2,400,000
Dividend received	13,463	33,507
Interest received	2,817	-
Net cash used in operating activities	(2,178,305)	(3,510)

Cash flow from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(1,200,000)	(3,747,543)
Proceeds from the sale or maturities of short-term investments in U.S. government
securities and certificates of deposit	2,498,947	749,740
Proceeds from sale of Digital Info Security Co., Inc. common stock	-	118,777
Payments for purchases of property and equipment	(1,600)	(9,028)
Net cash provided by (used in) investing activities	1,297,347	(2,888,054)

Cash flow from financing activities:
Private placement	-	1,250,000
Proceeds from exercise of stock options	208,450	1,098,850
Net cash provided by financing activities	208,450	2,348,850

Net decrease in cash and cash equivalents	(672,508)	(542,714)

Cash and cash equivalents at beginning of period	774,040	1,094,116

Cash and cash equivalents at end of period	$101,532	$551,402

Reconciliation of net loss to net cash used in operating activities:
Net loss	(2,392,296)	(4,586,647)
Stock option compensation to employees	111,105	643,024
Stock option compensation to consultants	-	44,034
Stock awards granted to employees pursuant to stock incentive plans	861,364	1,313,046
Stock awards granted to consultants pursuant to stock incentive plans	39,607	84,221
Depreciation expense	5,623	5,992
Gain on sale of Digital Info Security Co., Inc. common stock	-	(30,169)
Other	212	(2,996)
Change in operating assets and liabilities:
Inventories	2,073	20,816
Prepaid expenses and other current assets	1,756	27,848
Accounts payable and accrued liabilities	132,261	(96,679)
Deferred revenue	(940,010)	2,574,000
Net cash used in operating activities	$(2,178,305)	$(3,510)

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

The condensed consolidated financial statements are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information contained herein is as of July 31, 2012 and for the nine and three-month periods ended July 31, 2012 and 2011.  In management’s opinion, all adjustments (consisting only of normal recurring adjustments considered necessary for a fair presentation of the results of operations for such periods) have been included herein.  We are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed  consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  We have evaluated subsequent events for possible disclosure through the date the condensed consolidated financial statements were issued.

The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. (“CopyTele International”) and CopyTele Marketing Inc. (“CopyTele Marketing”).  CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in July 2007 and September 2007, respectively.  CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company (“Videocon”).  As of July 31, 2012, CopyTele Marketing was inactive.  All significant intercompany transactions have been eliminated in consolidation.

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

Unless otherwise indicated, all references in this Form 10-Q to “dollars” or “$” refer to U.S. dollars.

Funding and Management’s Plans

We are in the process of evaluating our complete patent portfolio to identify potential opportunities and maximize the return on investment from our intellectual property.  We are also reassessing all of our business relationships and development programs to identify our most promising prospects and, in order to achieve cost savings, eliminate those we consider less productive.

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

During the nine months ended July 31, 2012, our cash used in operating activities was approximately $2,178,000.  This resulted from payments to suppliers, employees and consultants of approximately $2,186,000, which was offset by cash of approximately $5,000 received from collections of accounts receivable related to sales of encryption products and approximately $3,000 of interest received on certificates of deposit.  Our cash provided by investing activities during the nine months ended July 31, 2012 was approximately $1,297,000, which resulted from approximately $2,499,000 received upon the sale or maturities of short-term investments consisting of certificates of deposit and U.S. government securities, offset by purchases of short-term investments consisting of certificates of deposit of $1,200,000 and the purchase of equipment for approximately $2,000.  Our cash provided by financing activities during the nine months ended July 31, 2012 was approximately $208,000, which resulted from cash received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at July 31, 2012 decreased by approximately $1,971,000 to approximately $1,052,000 from approximately $3,023,000 at October 31, 2011.

Total employee compensation expense for the nine-month periods ended July 31, 2012 and 2011 was approximately $1,939,000 and $2,836,000, respectively, and for the three-month periods ended July 31, 2012 and 2011 was approximately $595,000 and $1,094,000, respectively.  During the nine-months ended July 31, 2012 and 2011, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  We recorded stock-based compensation expense, related to stock awards granted to employees, for the nine-month periods ended July 31, 2012 and 2011 of approximately $861,000 and $1,313,000, respectively, and the three-month periods ended July 31, 2012 and 2011 of approximately $337,000 and $353,000, respectively.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, for the nine-month periods ended July 31, 2012 and 2011 of approximately $111,000 and $643,000 respectively, and for the three-month periods ended July 31, 2012 and 2011 of approximately $-0- and $334,000, respectively.

In February 2011, we sold 7,000,000unregisteredshares of our common stock in a private placement at a price of $0.1786 per share, for proceeds of $1,250,000, of which 3,360,000 shares were sold to our former and current Chairmen and Chief Executive Officers, our Chief Financial Officer and director, and the two other directors of the Company.  In conjunction with the sale of the common stock, we issued warrants to purchase 7,000,000 unregistered shares of our common stock.  Each warrant grants the holder the right to purchase one share of our common stock (or 7,000,000 shares of common stock in the aggregate) at the purchase price of $0.1786 per share on or before February 8, 2016.  The warrants were valued at $0.0756 per share using a Black-Scholes pricing model, adjusted for the estimated impact on fair value of the restrictions relating to the warrants.

In September 2012, we received aggregate gross proceeds of $750,000 from the issuance of 8% convertible debentures due September 12, 2016, of which $300,000 was received from our current Chairman and Chief Executive Officer and one other director of the Company.  The debentures pay interest quarterly and are convertible into shares of our common stock at a conversion price of $0.092 per share on or before September 12, 2016.  The debentures beneficial conversion feature will result in the recording of a material expense during the fourth quarter of fiscal 2012.  We may prepay the debentures at any time without penalty upon 30 days prior notice.

Based on information presently available, we do not believe that our existing cash, cash equivalents, and investments in certificates of deposit, together with cash flows from expected sales of our encryption products and revenue relating to our display technologies, and other potential sources of cash flows or necessary expense reductions including employee compensation, will be sufficient to enable us to continue our marketing, production, and research and development activities for 12 months from the end of this reporting period.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  If current cash on hand and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our shareholders.  We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.  We currently have no arrangements with respect to additional financing.

Subsequent to July 31, 2012, management discontinued compensating employees and consultants through the issuance of stock and does not presently anticipate instituting this practice in the future.  Management intends to continue issuing stock options to provide incentives which will attract, retain and motivate highly competent persons as officers, key employees and non-employee directors of, and consultants to, the Company.

AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) with AUO.  Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper® display patents and technology (the “EPD Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the EPD Licensed Technology, with the right to sublicense the technology to third parties.  The EPD License Agreement provides for joint development with AUO, with an objective to achieve mass production.  We retained the non-exclusive right to use the EPD Licensed Technology in a non-competitive manner.

In May 2011, we also entered into another license agreement (the “Nano Display License Agreement” and together with the EPD License Agreement, the “AUO License Agreements”) with AUO.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our Nano Display (as defined below) patents and technology (the “Nano Display Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the Nano Display Licensed Technology, with the right to consent to the granting of licenses of the Nano Display Licensed Technology to third parties.  The Nano Display License Agreement provides for joint development with AUO, with an objective to achieve mass production.  We are presently reassessing this joint development effort.

Under the AUO License Agreements, AUO has agreed to pay CopyTele an aggregate license fee of up to $10 million, of which $3 million was paid by AUO in June 2011 and the remaining $7 million is payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% foreign withholding tax. Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million.  As of July 31, 2012, we are working with AUO and cannot presently estimate when or if we will receive the remaining $7 million in licensing fees.  In addition, the AUO License Agreements also provide for the basis for royalty payments by AUO to CopyTele.

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

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon (which royalty will decrease if and when a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Videocon Licensed Technology).  As of July 31, 2012, we have received aggregate license fee payments from Videocon of $3.2 million.  The initial installment commenced in May 2008 however certain license fee payments had been subsequently deferred in light of our joint decision to jointly develop improved versions of our Nano Display technology.  However, the aggregate amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage.  No such license fee payments were received from Videocon during the nine-month periods ended July 31, 2012 and 2011 and we cannot presently estimate future payment dates for license fee payments from Videocon. The deferral of the license fee payments is no longer in effect and we are in discussion with Videocon concerning payment of the balance of the license fees; however, we cannot give any estimate as to the outcome of these discussions.  We are not presently involved in development efforts with Videocon.

Under the Videocon License Agreement we retained the right to produce and market products utilizing the Videocon Licensed Technology.  We also continue to have the right to utilize Volga-Svet Ltd., a Russian corporation (“Volga”), in which we have a 19.9% ownership interest and with whom we have been working with for more than fourteen years, to produce and market products utilizing the Videocon Licensed Technology.

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

We have assessed the revenue guidance of ASC 605-25 to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting.  Under the AUO License Agreements, we received initial license fees of $3 million and could receive up to an additional $7 million in license fees upon completion of certain conditions for the respective technologies.  We have determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology.  Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial license fees over the estimated periods that we expect to complete the conditions for the respective technologies and have not recognized any portion of the $7 million as either deferred revenue or revenue as it is considered contingent revenue. Upon completion of the various conditions for the respective technologies, the additional license fees of $7 million will be recognized over the respective performance periods, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from AUO.  At each reporting period we assess the progress in completing these efforts and recognize license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies. On this basis, we reassessed the performance period during the third quarter of fiscal year 2012 and, accordingly, revenue recognition for certain technology has been suspended.  This technology represents approximately 39% of the non-refundable deferred revenue on our condensed consolidated balance sheet as of July 31, 2012.  Such revenue will be recognized upon our determination of the appropriate performance period.  This is reflected in the recognized license fee revenue from AUO for the nine-month and three-month periods ended July 31, 2012 of approximately $940,000 and $247,000, respectively and $426,000 for the nine and three-month periods ended July 31, 2011.  License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of July 31, 2012) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheet.  The AUO License Agreements also provide for the basis for royalty payments on future production, if any, by AUO to CopyTele, which we have determined represent separate units of accounting. We have not recognized any royalty income under the AUO License Agreements.

2.         STOCK BASED COMPENSATION

We maintain stock equity incentive plans under which we may grant non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model.  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $111,000 and $643,000, during the nine-month periods ended July 31, 2012 and 2011, respectively, and approximately $-0- and $334,000 during the three-month periods ended July 31, 2012 and 2011, respectively.  Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.

Included in stock based compensation cost related to stock options granted to employees and directors recorded during the nine-month periods ended July 31, 2012 and 2011 was approximately $5,000 and $8,000, respectively, and during the three-month periods ended July 31, 2012 and 2011 was approximately $2,000 and $4,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of July 31, 2012, there was approximately $2,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors which is expected to be amortized during the current fiscal year.

We account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”).  In accordance with ASC 505-50, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model.  We recognized consulting expense for options granted to non-employee consultants, during the nine-month periods ended July 31, 2012 and 2011 of approximately $-0- and $44,000, respectively, and during the three-month periods ended July 31, 2012 and 2011, of $-0-. Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.  As of July 31, 2012, there was no unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants.

Fair Value Determination

We separate the employees and directors we grant stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors.  To determine the weighted average fair value of stock options on the date of grant for options granted to employees and directors, we take a weighted average of the assumptions used for each of these groups.  The fair value of stock options granted to consultants is determined on an individual basis.  Stock options we granted during the nine-months ended July 31, 2012 and 2011 consisted of awards of options with 10-year terms which vested immediately.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the nine months ended July 31, 2012 and 2011and the three months ended July 31, 2011. No stock options were granted during the three months ended July 31, 2012.

	For the Nine Months Ended		For the Three
	July 31,		Months Ended
	2012	2011	July 31, 2011
Weighted average fair value at grant date	$0.08	$0.16	$0.25
Valuation assumptions:
Expected life ( years)	1.43	3.64	4.92
Expected volatility	124%	102%	105%
Risk-free interest rate	0.20%	1.05%	1.48%
Expected dividend yield	0	0	0

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

Stock Option Activity

During the nine-month periods ended July 31, 2012 and 2011, we granted options to purchase 1,290,000 shares and 4,125,000 shares, respectively, to employees, directors and consultants of common stock at weighted average exercise prices of $0.16 and $0.26 per share, respectively, pursuant to the CopyTele, Inc. 2010 Share Incentive Plan (the "2010 Share Plan”).  During the nine-month periods ended July 31, 2012 and 2011, stock options to purchase 1,290,000 shares and 4,670,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $208,000 and $1,098,000, respectively.

Stock Option Plans

As of April 30, 2012, we have two stock option plans:  the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"), and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The remaining outstanding stock options granted under the CopyTele, Inc. 1993 Stock Option Plan and the CopyTele, Inc. 2000 Share Incentive Plan expired during fiscal years ended October 31, 2010 and 2011, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, the 2003 Share Plan was administered by the Board of Directors and since July 2010, the 2003 Share Plan has been administered by the Stock Option Committee (and since August 21, 2012, by the Executive Committee which also assumed the duties of the Stock Option Committee), which determines the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of July 31, 2012, the 2003 Share Plan had 324,545 shares available for future grants.

On September 5, 2012, the Executive Committee of the Board of Directors of the Company approved a re-pricing of options to purchase a total of 1,840,000 shares of the Company’s common stock granted under the Company’s 2003 Share Incentive Plan, which were granted from May 11, 2004 to October 8, 2009 with exercise prices ranging from $0.65 to $1.46 and are held by 11 persons, including nine employees, one employee director and one non-employee director.  Pursuant to the re-pricing, the option agreements were unilaterally amended by the Executive Committee to reduce the exercise price of each option to $0.145, which was the closing sales price of the Company’s common stock on September 4, 2012. The number of shares, the vesting commencement date and the length of the vesting period, and expiration period for each of these options were not altered.

Information regarding the 2003 Share Plan for the nine months ended July 31, 2012 is as follows:

		Weighted	Aggregate
		Average Exercise	Intrinsic
	Shares	Price Per Share	Value
Options Outstanding at October 31, 2011	17,552,045	$0.81	$ -0-
Cancelled	1,262,000	0.86
Options outstanding and exercisable at July 31, 2012	16,290,045	$0.81	$ -0-

           The following table summarizes information about stock options outstanding under the 2003 Share Plan as of July 31, 2012:

	Options Outstanding & Exercisable
		Weighted
Range of		Average	Weighted
Exercise	Number	Remaining	Average
Prices	Outstanding	Contractual Life (in years)	Exercise Price
$0.25 - $0.65	4,510,970	2.82	$0.57
$0.68 - $0.84	4,759,075	4.02	$0.79
$0.86 - $0.92	4,035,000	5.11	$0.89
$1.04 - $1.46	2,985,000	3.46	$1.10

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares, and on August 29, 2012, the maximum number of shares of common stock that may be granted was further increased to 30,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.  The 2010 Share Plan is administered by the Stock Option Committee (and since August 21, 2012, by the Executive Committee which also assumed the duties of the Stock Option Committee), which determines the option price, term and provisions of each option. The exercise price with respect to the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of July 31, 2012, the 2010 Share Plan had 473,270 shares available for future grants.

Information regarding the 2010 Share Plan for the nine months ended July 31, 2012 is as follows:

		Weighted	Aggregate
		Average Exercise	Intrinsic
	Shares	Price Per Share	Value
Options Outstanding at October 31, 2011	1,050,000	$0.31
Granted	1,290,000	$0.16
Exercised	(1,290,000)	$0.16
Options Outstanding at July 31, 2012	1,050,000	$0.31	$ -0-
Options Exercisable at July 31, 2012	990,000	$0.32	$ -0-

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of July 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (in years)	Price	Outstanding	Life (in years)	Price
$0.17 - $0.37	1,050,000	8.5	$0.31	990,000	8.25	$0.32

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  During the nine-month periods ended July 31, 2012 and 2011, we issued 6,463,830 shares and 6,396,075 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2010 Share Plan.  We recorded compensation expense for the nine-month periods ended July 31, 2012 and 2011, of approximately $861,000 and $1,313,000, respectively, and for the three-month periods ended July 31, 2012 and 2011 of approximately $337,000 and $353,000, respectively, for the shares of common stock issued to employees.  Such compensation expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.   In addition, during the nine-month periods ended July 31, 2012 and 2011, we issued 304,910 shares and 345,794 shares, respectively, of common stock to consultants for services rendered pursuant to the 2010 Share Plan.  We recorded consulting expense for the nine-month periods ended July 31, 2012 and 2011 of approximately $40,000 and $84,000, and for the three-month periods ended July 31, 2012 and 2011 of approximately $-0- and $48,000, respectively for the shares of common stock issued to consultants.  Such consulting expense is included in the accompanying condensed consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.

3.         CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business.  Management reviews our accounts receivable for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts.  Generally, no collateral is received from customers for our accounts receivable.  Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur.  During the nine months ended July 31, 2012, one customer in the Display Technology Segment represented 100% of that segment’s revenue and 99.3% of total net revenue.  During the nine months ended July 31, 2012, one customer in the Encryption Products and Services Segment represented 42% of that segment’s revenue.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of July 31, 2012:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$101,532	$-	$-	$101,532
Certificates of deposit -Short-term investments		950,000		950,000
Videocon Industries Limited global depository receipts	4,602,716			4,602,716
Total financial assets	$4,704,248	$950,000	$-	$5,654,248

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$5,685	$-	$-	$5,685
U.S. government securities -Cash and cash equivalents		599,994		599,994
U.S. government securities and certificates of deposit -Short-term investments		2,249,159		2,249,159
Videocon Industries Limited global depository receipts	5,382,051			5,382,051
Total financial assets	$5,387,736	$2,849,153	$-	$8,236,889

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

5.         INVESTMENTS

Short-term Investments

At July 31, 2012 we had marketable securities consisting of certificates of deposit of approximately $950,000. At October 31, 2011 marketable securities totaled approximately $2,249,000, consisting of Treasury Bills of approximately $1,049,000 and certificates of deposit of approximately $1,200,000, which were classified as "available-for-sale securities" and reported at fair value, which approximates cost.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

ASC 320 “Investments-Debt and Equity Securities” (“ASC 320”) and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the carrying cost of the investment, an other than temporary impairment should be recorded.  At each reporting period we assess our investment in Videocon to determine if a decline that is other than temporary has occurred.  In evaluating our investment in Videocon at October 31, 2011, we determined that based on both the duration and the continuing magnitude of the market price decline compared to the carrying cost basis of approximately $7,105,000, and the uncertainty of its recovery, a write-down of the investment of approximately $1,723,000 should be recorded as of October 31, 2011, and a new cost basis of approximately $5,382,000 should be established.  In evaluating our investment in Videocon at July 31, 2012, we determined that, based on both the duration and the magnitude of the market price decline compared to the revised cost basis, a write down of the investment as of July 31, 2011 is not required.

The fair value of investment in Videocon as of July 31, 2012 and October 31, 2011, and the unrealized loss for the nine-month period ended July 31, 2012, are as follows:

Investment in Videocon
Fair Value as of October 31, 2011	$5,382,051
Unrealized loss	(779,334)
Fair Value as of July 31, 2012	$4,602,717

Investment in and Related Party Transactions with Volga-Svet, Ltd

In September 2009, we entered into the Volga License Agreement (as defined below) to produce and market our thin, flat, low voltage phosphor displays in Russia.  We have been working with Volga for the past fourteen years to assist us with our low voltage phosphor displays.  As part of the Volga License Agreement, Volga is required to purchase from us the matrix substrate, carbon nanotubes, and associated display electronics, however, no purchases have been made to date.  In addition, in September 2009, we acquired a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.  As we do not believe that we can exercise significant influence over Volga, our investment in Volga is recorded at cost of $127,500 based on the closing price of our common stock at the time of the acquisition.  As of July 31, 2012, we have not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  During the third quarter of fiscal 2012 we reduced our level of development activity with Volga.  Management is presently reassessing many of our development efforts, which may result in a continued reduction of our development work with Volga.  Research and development expenses in the accompanying consolidated statements of operations include payments to Volga for the nine-month periods ended July 31, 2012 and 2011 of approximately $326,000 and $383,000, respectively, and for the three-month periods ended July 31, 2012 and 2011 of approximately $20,000 and $128,000, respectively.

Investment in ZQX Advisors, LLC

In August 2009, we entered into an Engagement Agreement with ZQX Advisors, LLC (“ZQX”) to assist us in seeking business opportunities and licenses for our electrophoretic display technology.  Management is currently evaluating our relationship with ZQX.  Concurrently with entering into the Engagement Agreement, we acquired a 19.5% ownership interest in ZQX and they agreed to attempt to locate business opportunities and licenses for our technology.  In exchange for the 19.5% ownership interest and related services, we issued 800,000 unregistered shares of common stock as well as warrants to purchase an additional 500,000 unregistered shares of common stock, half of which are exercisable at $0.37 per share and the other half at $0.555 per share to ZQX.  The warrants are exercisable at any time after August 19, 2010 and expire on August 19, 2019.  The total fair value of the common stock and warrants was approximately $468,000.  We recognized approximately $377,000 of this amount as consulting expense in fiscal year 2009 since the two other owners of ZQX did not contribute any assets to ZQX but instead have agreed to seek business opportunities and licenses for our electrophoretic display technology.  In addition, we have classified our remaining ownership interest of $91,000 in ZQX as a reduction of additional paid-in capital within shareholders’ equity since this investment in ZQX consists entirely of our equity securities.

6.          NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the nine and three-month periods ended July 31, 2012 and 2011, were stock options to purchase 17,340,045 and 18,817,045 shares respectively, and warrants to purchase 7,500,000 and 7,500,000 shares, respectively.

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

8.         INCOME TAXES

We file Federal and New York State income tax returns.  Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1996.   We account for interest and penalties related to income tax matters in selling, general and administrative expenses. There are no unrecognized benefits as of July 31, 2012 and October 31, 2011.

During the three months ended July 31, 2011, CopyTele received a $3,000,000 license fee payment from AUO, which was subject to a $600,000 withholding tax in Taiwan. At the election of the Company, this withholding tax could be deducted or credited against future US income tax and has been reflected as a provision for income taxes in the consolidated statements of operations for the nine month and three month periods ended July 31, 2011. We have provided a valuation allowance against this deferred tax asset due to our current and historical pre-tax losses and the uncertainty regarding its realizability.

9.         SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on management’s approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services.  The following represents selected financial information for our segments for the nine-month and three- month periods ended July 31, 2012 and 2011:

		Encryption
	Display	Products and
Segment Data	Technology	Services	Total
Nine Months Ended July 31, 2012:
Net revenue	$940,010	$6,725	$946,735
Net loss	(2,199,560)	(192,736)	(2,392,296)

Nine Months Ended July 31, 2011:
Net revenue	$426,000	$128,233	$554,233
Net loss	(3,878,176)	(708,471)	(4,586,647)

		Encryption
	Display	Products and
Segment Data	Technology	Services	Total
Three Months Ended July 31, 2012:
Net revenue	$246,670	$2,800	$249,470
Net income (loss)	(631,188)	2,086	(629,102)

Three Months Ended July 31, 2011:
Net revenue	$426,000	$24,360	$450,360
Net loss	(1,576,313)	(197,185)	(1,773,498)

In the second and third quarters of fiscal year 2012 we devoted all our efforts to the display technology segment.  Accordingly, the only expense allocated to the encryption segment was the cost of encryption products sold.

10.       CONTINGENCES

We are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

As used herein, “we,” “us,” “our,” the “Company” or “CopyTele” means CopyTele, Inc. unless otherwise indicated.  Unless otherwise indicated, all references in this Form 10-Q to “dollars” or “$” refer to U.S. dollars.

Our principal operations include the development, production and marketing of thin flat display technologies, including low-voltage phosphor color displays and low-power passive E-Paper® displays, and the development, production and marketing of multi-functional encryption products that provide information security for domestic and international users over several communications media.

We are in the process of evaluating our complete patent portfolio to identify potential opportunities and maximize the return on investment from our intellectual property.  We are also reassessing all of our business relationships and development programs to identify our most promising prospects and, in order to achieve cost savings, eliminate those we consider less productive.

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

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) with AU Optronics Corp., a Taiwanese company (“AUO”).  Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper® display patents and technology (the “EPD Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the EPD Licensed Technology, with the right to sublicense the technology to third parties.  The EPD License Agreement provides for joint development with AUO, with an objective to achieve mass production.   We retained the non-exclusive right to use the EPD Licensed Technology in a non-competitive manner.

In May 2011, we also entered into another license agreement (the “Nano Display License Agreement” and together with the EPD License Agreement, the “AUO License Agreements”) with AUO.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our Nano Display patents and technology (the “Nano Display Licensed Technology”), for AUO (or an AUO subsidiary) to produce, market and sell products containing the Nano Display Licensed Technology, with the right to consent to the granting of licenses of the Nano Display Licensed Technology to third parties.  The Nano Display License Agreement provides for joint development with AUO, with an objective to achieve mass production.  We are presently reassessing this joint development effort.

Under the AUO License Agreements, AUO has agreed to pay CopyTele an aggregate license fee of up to $10 million, of which $3 million was paid by AUO in June 2011 and the remaining $7 million is payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% foreign withholding tax.  Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million.  As of July 31, 2012, we are working with AUO and cannot presently estimate when or if we will receive the remaining $7 million in licensing fees.  In addition, the AUO License Agreements also provide for the basis for royalty payments by AUO to CopyTele.

In November 2007, we entered into a Technology License Agreement (as amended in May 2008, the “Videocon License Agreement”) with Videocon Industries Limited, an Indian company (“Videocon”).  In April 2008, the Indian Government approved the Videocon License Agreement.  Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor Nano Display (the “Videocon Licensed Technology”), for Videocon (or a Videocon Group company) to produce and market products, including TVs, incorporating displays utilizing the Videocon Licensed Technology.  Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period which commenced in May 2008, and an agreed upon royalty from Videocon based on display sales by Videocon.  The license fee payments were subsequently deferred as described more fully in our Annual Report on Form 10-K for fiscal year ended October 31, 2011.  As of July 31, 2012, we have received aggregate license fee payments from Videocon of $3.2 million.  No such license fee payments were received from Videocon during the nine-month periods ended July 31, 2012 and 2011 and we cannot presently estimate future payment dates for license fee payments from Videocon. The deferral of the license fee payments is no longer in effect and we are in discussion with Videocon concerning payment of the balance of the license fees; however, we cannot give any estimate as to the outcome of these discussions.  We are not presently involved in development efforts with Videocon.

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

Under the Videocon License Agreement we retained the right to produce and market products utilizing the Videocon Licensed Technology.  We also continue to have the right to utilize Volga-Svet Ltd., a Russian corporation (“Volga”), with whom we have been working with for more than fourteen years, to produce and market products utilizing the Videocon Licensed Technology.  During the third quarter of fiscal 2012 we reduced our level of development activity with Volga.  Management is presently reassessing many of our development efforts, which may result in a continued reduction of our development work with Volga.

At the same time we entered into the Videocon License Agreement in November 2007, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas Limited, an affiliate of Videocon (“Mars Overseas”).  Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000.  Also in November 2007, our wholly-owned subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”) for an aggregate purchase price of $16,200,000.  The fair value of our investment in the Videocon GDRs as of July 31, 2012 was approximately $4,603,000.  For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.  See Note 1 to the condensed consolidated financial statements for additional information.

In August 2009, we entered into an initial development agreement with a U.S. company to provide engineering and implementation support for the development of our patented extremely low power passive monochrome or color display for use in portable devices including e-books.  Our proprietary extremely low power display incorporates a new micro-matrix substrate.  Our display is designed to have bi-stability capability, and to use low power when an image is created.  We have jointly performed design simulations to verify its performance.  Development of this program has been delayed as a result of the concentration of our efforts related to the AUO License Agreements.  Management is presently reassessing the level of our efforts in this technology.

We are currently evaluating our potential opportunities relating to our encryption technology.  We presently have limited revenue from our encryption products and services segment.

Our operations and the achievement of our objectives in marketing, production, and research and development are dependent upon an adequate cash flow.  Accordingly, in monitoring our financial position and results of operations, particular attention is given to cash and cash flows from operations.  Since our initial public offering, our cash flows have been primarily generated through the sales of common stock in private placements and upon exercise of warrants and stock options.  Since 1999, we have generated limited cash flows from sales of our encryption products, and in May 2008 we began receiving license fees from Videocon and in June 2011 we  received license fees from AUO, related to our display technology.  No license fees were received during the nine month period ended July 31, 2012.  We are seeking to improve our liquidity through sales or licenses of products and technology.

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

We have assessed the revenue guidance of ASC 605-25 to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting.  Under the AUO License Agreements, we received initial license fees of $3 million and could receive up to an additional $7 million in license fees upon completion of certain conditions for the respective technologies.  We have determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology.  Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial license fees over the estimated periods that we expect to complete the conditions for the respective technologies and have not recognized any portion of the $7 million either deferred revenue or revenue as it is considered contingent revenue. Upon completion of the various conditions for the respective technologies, the additional license fees of $7 million will be recognized over the respective performance periods, limiting the revenue recognized on a cumulative basis to the aggregate license fee payments received from AUO.  At each reporting period we assess the progress in completing these efforts and recognize license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies.  On this basis, we reassessed the performance period during the third quarter of fiscal year 2012 and, accordingly, revenue recognition for certain technology has been suspended . This technology represents approximately 39% of the non-refundable deferred revenue on our condensed consolidated balance sheet as of July 31, 2012.  Such revenue will be recognized upon our determination of the appropriate performance period. This is reflected in the recognized license fee revenue from AUO for the nine-month and three-month periods ended July 31, 2012 of approximately $940,000 and $247,000, respectively and $426,000 for the nine and three-month periods ended July 31, 2011. License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of July 31,2012) are recorded as non-refundable deferred revenue on the accompanying condensed consolidatedbalance sheet.  The AUO License Agreements also provide for the basis for royalty payments on future production, if any, by AUO to CopyTele, which we have determined represent separate units of accounting.  We have not recognized any royalty income under the AUO License Agreements.

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

Stock Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $111,000 and $643,000 during the nine-month periods ended July 31, 2012 and 2011, respectively, and of approximately $-0- and $334,000 during the three-month periods ended July 31, 2012 and 2011, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50. We recognized consulting expense for stock options granted to non-employee consultants during the nine-month periods ended July 31, 2012 and 2011, of  $-0- and $44,000, respectively and during the three-month periods ended July 31, 2012 and 2011 of $-0- and $-0-. See Note 2 to the condensed consolidated financial statements for additional information.

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  We recorded stock-based compensation expense for the nine-month periods ended July 31, 2012 and 2011, of approximately $861,000 and $1,313,000, respectively, and for the three-month periods ended July 31, 2012 and 2011, of approximately $337,000 and $353,000, respectively, for the shares of common stock issued to employees, principally in lieu of cash compensation.  In addition, we recorded consulting expense for the nine-month periods ended July 31, 2012 and 2011 of approximately $40,000 and $84,000, respectively, and for the three-months ended July 31, 2012 and 2011, of approximately $-0- and $48,000, respectively, for the shares of common stock issued to consultants.

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

RESULTS OF OPERATIONS

Nine months ended July 31, 2012 compared with nine months ended July 31, 2011

Net Revenue

Net revenue increased by approximately $393,000 in the nine months ended July 31, 2012, to approximately $947,000, as compared to approximately $554,000 in the comparable prior-year period.  Revenue in the nine months ended July 31, 2012 and 2011 is principally from display technology license fees related to the AUO License Agreements of approximately $940,000 and $426,000, respectively.  See “- General” above in this Item 2. At each reporting period we assess the progress in completing these efforts and recognize license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies.  We reassessed the performance period during the second and third quarters of fiscal year 2012 and, accordingly, revenue for certain technology has been suspended. Revenue from sales of encryption products decreased by approximately $121,000 in the nine months ended July 31, 2012, to approximately $7,000, as compared to approximately $128,000 in the comparable prior-year period.  Our encryption revenue has been limited and is sensitive to individual transactions.

Cost of Encryption Products Sold

Due to the decrease in encryption product sales, the cost of encryption products sold decreased by approximately $31,000 in the nine months ended July 31, 2012, to approximately $2,000, as compared to approximately $33,000 in the comparable prior-year period.

Research and Development Expenses

Research and development expenses decreased by approximately $676,000 in the nine months ended July 31, 2012, to approximately $1,712,000, from approximately $2,388,000 in the comparable prior-year period.  The decrease in research and development expenses was principally due to a decrease in employee stock option expense of approximately $296,000 resulting from a decrease in the both number and the fair value of options granted, a decrease in employee compensation and related costs, other than stock option expense, of approximately $174,000 resulting from a decrease in discretionary bonuses, a decrease in outside research and development expense of approximately $82,000 due to a reduced level of development activity with Volga, a reduction in engineering supplies and accessories of approximately $55,000 due to non-recurring expenses incurred in the prior year period and a decrease in outside consultants’ expense of approximately $33,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $513,000 to approximately $1,641,000 in the nine months ended July 31, 2012, from approximately $2,154,000 in the comparable prior-year period.  The decrease in selling, general and administrative expenses was principally due to a decrease in stock option expense of approximately $236,000 resulting from a decrease in the both number and the fair value of options granted, a decrease in employee compensation and related costs, other than stock option expense of approximately $191,000 resulting from a decrease in discretionary bonuses, and a reduction of professional fees of approximately $87,000 primarily related to legal fees incurred in connection with the AUO License Agreements in the prior-year period, partially offset by a decrease in the gain on the sale of DISC common stock of approximately $29,000.

Dividend Income

Dividend income decreased by approximately $21,000 to approximately $13,000 in the nine months ended July 31, 2012 compared to approximately $34,000 in the nine months ended July 31, 2011. The dividend income received was related to the Videocon GDR’s we acquired in December 2007.  The decrease was attributable to Videocon decreasing its dividend rate and a weakening of the Indian Rupee against the U.S. dollar.

Provision for Income Taxes

Provision for income taxes was $-0- in the nine months ended July 31, 2012 compared to  $600,000 in the nine months ended July 31, 2011. The income tax in the 2011 period is related to the 20% withholding payment in connection with the $3,000,000 license fee payment from AUO in June 2011.  We had no similar withholding payment during the corresponding period of 2012 as no payment was received from AUO during this period.

Three months ended July 31, 2012 compared with three months ended July 31, 2011

Net Revenue

Net revenue decreased by approximately $201,000 in the three months ended July 31, 2012, to approximately $249,000, as compared to approximately $450,000 in the comparable prior-year period.  Revenue during the current period is principally from display technology license fees related to the AUO License Agreements of approximately $247,000 compared to $426,000 in the comparable prior-year period. At each reporting period we assess the progress in completing these efforts and recognize license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies. We reassessed the performance period during the second and third quarters of fiscal year 2012 and, accordingly, revenue for certain technology has been suspended. Revenue from sales of encryption products decreased by approximately $21,000 in the three months ended July 31, 2012, to approximately $3,000, as compared to approximately $24,000 in the comparable prior-year period.  Our encryption revenue has been limited and is sensitive to individual transactions.

Cost of Encryption Products Sold

Due to the decrease in encryption product sales, the cost of encryption products sold decreased by approximately $3,000 in the three months ended July 31, 2012, to less than $1,000, as compared to approximately $4,000 in the comparable prior-year period.

Research and Development Expenses

Research and development expenses decreased by approximately $422,000 in the three months ended July 31, 2012, to approximately $458,000, from approximately $880,000 in the comparable prior-year period.  The decrease in research and development expenses was principally due to a decrease in employee stock option expense of approximately $174,000 resulting from a decrease in options granted, a decrease in employee compensation and related costs, other than stock option expense, of approximately $84,000 resulting from a decrease in discretionary bonuses, a decrease in outside research and development expense of approximately $108,000 due to a reduced level of development activity with Volga, a reduction in engineering supplies and accessories of approximately $17,000, and a decrease in travel expense of approximately $16,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $341,000 to approximately $434,000 in the three months ended July 31, 2012, from approximately $775,000 in the comparable prior-year period.  The decrease in selling, general and administrative expenses was principally due to a decrease in employee stock option expense of approxiamtely $160,000 resulting from a decrease in options granted, a decrease in employee compensation and related costs, other than stock option expense, of approximately $80,000 resulting from a decrease in discretionary bonuses and a decrease in legal and accounting fees of approximately $84,000 primarily related to legal fees incurred in connection with the AUO License Agreements in the prior-year period.

Dividend Income

Dividend income decreased by approximately $21,000 to approximately $13,000 in the three months ended July 31, 2012 compared to approximately $34,000 received in the three months ended July 31, 2011. The dividend income received is related to the Videocon GDR’s we acquired in December 2007.  The decrease was attributable to Videocon decreasing its dividend rate and a weakening of the Indian Rupee against the U.S. dollar.

Provision for Income Taxes

Provision for income taxes was $-0- in the three months ended July 31, 2012 compared to  $600,000 in the three months ended July 31, 2011. The income tax in the 2011 period is related to the 20% withholding payment in connection with the $3,000,000 license fee payment from AUO in June 2011. We had no similar withholding payment during the corresponding period of 2012 as no payment was received from AUO during this period.

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

During the nine months ended July 31, 2012, our cash used in operating activities was approximately $2,178,000.  This resulted from payments to suppliers, employees and consultants of approximately $2,200,000, which was offset by approximately $13,000 of dividend income received, cash of approximately $5,000 received from collections of accounts receivable related to sales of encryption products and approximately $3,000 from interest received on certificates of deposit.  Our cash provided by investing activities during the nine months ended July 31, 2012 was approximately $1,297,000, which resulted from approximately $2,499,000 received upon the sale or maturities of short-term investments consisting of certificates of deposit and U.S. government securities, offset by purchases of short-term investments consisting of certificates of deposit of $1,200,000 and the purchase of equipment for approximately $2,000.  Our cash provided by financing activities during the nine months ended July 31, 2012 was approximately $208,000, which resulted from cash received upon the exercise of stock options.  As a result, our cash, cash equivalents, and investments in certificates of deposit and U.S. government securities at July 31, 2012 decreased by approximately $1,971,000 to approximately $1,052,000 from approximately $3,023,000 at October 31, 2011.

            Prepaid expenses and other current assets decreased approximately $4,000 from $97,000 at October 31, 2011 to $93,000 at July 31, 2012.   Investment in Videocon is recorded at fair value and decreased to approximately $4,603,000 at July 31, 2012 from approximately $5,382,000 at October 31, 2011, as a result of a decrease in the exchange rate between the Indian Rupee and the U.S. Dollar and a decrease in the price of Videocon’s GDRs which are listed on the Luxembourg Stock Exchange.  There was no change in the investment in Volga at July 31, 2012 from approximately $128,000 at October 31, 2011.  Accounts payable and accrued liabilities increased by approximately $132,000 from approximately $460,000 at October 31, 2011 to approximately $592,000 at July 31, 2012, as a result of the timing of payments and legal and accounting fees incurred in connection with the preparation of our Annual Report on Form 10-K for fiscal year ended October 31, 2011.  Deferred revenue decreased by approximately $940,000 from approximately $2,127,000 at October 31, 2011 to approximately $1,187,000 at July 31, 2012, as a result of license fee revenue recognized during the nine months ended July 31, 2012.  Loan payable, which is due in December 2014, remained at $5,000,000 at July 31, 2012 and October 31, 2011.  Loan receivable, which is classified as a contra-equity in the accompanying condensed consolidated balance sheet and is due in December 2014, remained at $5,000,000 at July 31, 2012 and October 31, 2011.  As a result of these changes, working capital decreased approximately $1,651,000 from approximately $1,015,000 at October 31, 2011 to negative $636,000 at July 31, 2012.

Under the AUO License Agreements, AUO has agreed to pay CopyTele an aggregate license fee of up to $10 million, of which $3 million was paid by AUO in June 2011 and the remaining $7 million is payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% foreign withholding tax. Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million.  As of July 31, 2012, we are working with AUO and cannot presently estimate when or if we will receive the remaining $7 million in licensing fees.  In addition, the AUO License Agreements also provide for the basis for royalty payments by AUO to CopyTele.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon (which royalty will decrease if and when a specified sales level and time period are reached and may increase under other certain circumstances as a result of significant improvements in the Videocon Licensed Technology).  As of July 31, 2012, we have received aggregate license fee payments from Videocon of $3.2 million. The initial installment commenced in May 2008 however certain license fee payments had been subsequently deferred in light of our joint decision to jointly develop improved versions of our Nano Display technology.  However, the aggregate amount of the payments did not change and Videocon’s obligation to make such payments continues to be subject to CopyTele’s limited performance requirements and is not dependent on any specific performance standards which must be met by completion or delivery of prototypes of CopyTele’s products in the development stage.  No such license fee payments were received from Videocon during the nine-month periods ended July 31, 2012 and 2011 and we cannot presently estimate future payment dates for license fee payments from Videocon.  The deferral of the license fee payments is no longer in effect and we are in discussion with Videocon concerning payment of the balance of the license fees; however, we cannot give any estimate as to the outcome of these discussions.  We are not presently involved in development efforts with Videocon.

Total employee compensation expense for the nine-month periods ended July 31, 2012 and 2011 was approximately $1,939,000 and $2,836,000, respectively, and for the three-month periods ended July 31, 2012 and 2011 was approximately $595,000 and $1,094,000, respectively. During the nine-month periods ended July 31, 2012 and 2011, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  During the nine-month periods ended July 30, 2012 and 2011, we issued 6,463,830 shares and 6,396,075 shares, respectively, of common stock to certain employees for services rendered.  We recorded stock-based compensation expense for the nine-month periods ended July 31, 2012 and 2011, of approximately $861,000 and $1,313,000, respectively, and for the three-month periods ended July 31, 2012 and 2011 of approximately $337,000 and $353,000 respectively, for shares of common stock issued to employees. In addition, during the nine-month periods ended July 31, 2012 and 2011, we granted to employees stock options to purchase 1,290,000 shares and 3,865,000 shares, respectively. We recorded stock-based compensation expense, related to stock options granted to employees, of approximately $111,000 and $643,000, respectively, during the nine-month periods ended July 31, 2012 and 2011 and $-0- and $334,000, respectively, during the three-month periods ended July 31, 2012 and 2011.

In addition, during the nine-month periods ended July 31, 2012 and 2011, we issued 304,910 shares and 345,794 shares, respectively, of common stock to non-employee consultants for services rendered.  We recorded consulting expense for the nine-month periods ended July 31, 2012 and 2011 of approximately $40,000 and $84,000, respectively, and for the three-month periods ended July 31, 2012 and 2011 of approximately $-0- and $48,000, respectively, for shares of common stock issued to non-employee consultants. In addition, during the nine-month periods ended July 31, 2012 and 2011, we granted to consultants options to purchase -0- shares and 260,000 shares, respectively. We recorded consulting expense related to the stock options granted to non-employee consultants of approximately $-0- and $44,000, respectively, for the nine-months ended July 31, 2012 and 2011.

There were no options to purchase shares granted to consultants during the three-month periods ended July 31, 2012 and 2011.

During the nine-month periods ended July 31, 2012 and 2011, stock options to purchase 1,290,000 shares and 4,670,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $208,000 and $1,098,000, respectively.

In February 2011, we received proceeds of $1,250,000 pursuant to the sale of 7,000,000 unregistered shares of our common stock and warrants to purchase 7,000,000 shares of our unregistered common stock in a private placement.  Additionally, in February 2011, we sold an additional 3,300,000 shares of DISC common stock that were being held for investment for approximately $100,000.

In September 2012, we received aggregate gross proceeds of $750,000 from the issuance of 8% convertible debentures due September 12, 2016, of which $300,000 was received from our current Chairman and Chief Executive Officer and one other director of the Company.  The debentures pay interest quarterly and are convertible into shares of our common stock at a conversion price of $0.092 per share on or before September 12, 2016.  The debentures beneficial conversion feature will result in the recording of a material expense during the fourth quarter of fiscal 2012.  We may prepay the debentures at any time without penalty upon 30 days prior notice.

Based on information presently available, we do not believe that our existing cash, cash equivalents, and investments in certificates of deposit, together with cash flows from expected sales of our encryption products and revenue relating to our display technologies, and other potential sources of cash flows or necessary expense reductions including employee compensation, will be sufficient to enable us to continue our marketing, production, and research and development activities for 12 months from the end of this reporting period.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  If current cash on hand and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our shareholders.  We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees and royalties, or otherwise) to satisfy our liquidity requirements or sustain future operations, that our production capabilities will be adequate, that other products will not be produced by other companies that will render our products obsolete, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.  We currently have no arrangements with respect to additional financing.

Subsequent to July 31, 2012, management discontinued compensating employees and consultants through the issuance of stock and does not presently anticipated instituting this practice in the future.  Management intends to continue issuing stock options to provide incentives which will attract, retain and motivate highly competent persons as officers, key employees and non-employee directors of, and consultants to, the Company.

The following table presents our expected cash requirements for contractual obligations outstanding as of July 31, 2012:

Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Non-cancelable Operating Leases	$ 313,000	$ 417,000	-	-	$ 730,000

Secured Loan Obligation to Mars Overseas	-	$ 5,000,000		-	$ 5,000,000

Total Contractual Cash Obligations	$ 313,000	$ 5,417,000	$	$ -	$ 5,730,000

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

Refer to Note 7 to the condensed consolidated financial statements – “Effect of Recent Pronouncements” for discussion regarding the impact of recently adopted accounting pronouncements on our condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 under “Item 1A – “Risk Factors.”  You should read this discussion and analysis along with our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 and the condensed consolidated financial statements included in this Report.   We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of July 31, 2012, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, which investments consist of FDIC guaranteed certificates of deposit, our rate of return on these securities could be affected at the time of reinvestment, if any.

At July 31, 2012, our investment in Videocon GDRs is recorded at fair value of approximately $4,603,000 and has exposure to additional price risk.  The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of July 31, 2012, amounts to approximately $460,000.

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

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 12, 2012, the Company completed the sale of $750,000 principal amount of the of 8% Convertible Debentures due 2016 (the “Debentures”) to five accredited investors, including Lewis H. Titterton, Jr., the Company’s Chairman and Chief Executive Officer, and Bruce F. Johnson, a director of the Company (the “Investors”), for gross proceeds of $750,000.   The Debentures mature on September 12, 2016, bear interest at the rate of 8% payable quarterly and are convertible into shares (the “Conversion Shares”) of our common stock and at a price per share of $0.092.  The Company may prepay the Debentures at any time without penalty upon 30 days prior notice.  The Company granted the holders customary piggy-back registration rights. If all of the Debentures are converted, the Company would issue (or 8,152,174 shares of its Common Stock.

The sale of the Debentures was not subject to any underwriting discounts or commissions.

The Debentures (and the Conversion Shares issuable upon conversion of the Debentures) will not be registered under the Securities Act of 1933, as amended (the “Act”), in reliance on an exemption from registration under Section 4(2) of the Act, and Rule 506 promulgated thereunder, based on the fact that all of the Investors are “accredited investors,” as such term is defined in Rule 501 of Regulation D.

Item 3. Defaults Upon Senior Securities.   None

Item 4. Mine Safety Disclosures.  Not Applicable.

Item 5. Other Information.

            (a)        None

(b)        There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.  Exhibits.

31.1   Certification of Chief Executive Officer, pursuant to Section 302 of   the Sarbanes-Oxley Act of 2002, dated September 14, 2012.

31.2   Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 14, 2012.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 14, 2012.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 14, 2012.

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

                                                                                                                                               COPYTELE, INC.

	By:-	/s/ Lewis H. Titterton, JR.
Lewis H. Titterton,Jr.
Chairman of the Board and
Chief Executive Officer
September 14, 2012	(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal
September 14, 2012	Financial and Accounting Officer)