Form 10-K
period 2012-10-31
COPYTELE INC
filed 2013-01-29
CIK 715446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2012
or
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

Large accelerated filer [__] Accelerated filer [__]

Non-accelerated filer [__] (Do not check if a smaller reporting company) Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the Over-the-Counter Bulletin Board on such date ($0.165 ): $25,224,809

On January 22, 2013, the registrant had outstanding 185,104,037 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.
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

Overview

As used herein, “we,” “us,” “our,” the “Company”, “CopyTele” or “CTI” means CopyTele, Inc. unless otherwise indicated.  Unless otherwise indicated, all references in this Form 10-K to “dollars” or “$” refer to US dollars.

CTI currently owns 53 U.S. patents and 11 U.S. patent applications. Our principal operations include the development, acquisition, licensing, and enforcement of patented technologies. While in the past, the primary operations of the Company involved licensing in connection with and the development of patented technologies, the primary operations of the Company going forward will be patent licensing in connection with the unauthorized use of patented technologies and patent enforcement. We expect to first generate revenues and related cash flows from the licensing and enforcement of patents that we currently own.  We are continuing to develop our patent portfolios through the filing and prosecution of patent applications and will initiate lawsuits, if necessary, to prevent the unauthorized use of our patented technologies. Certain of our patents are encumbered due to arrangements previously entered into by the Company.  Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent licensing and enforcement efforts. We expect to obtain the rights to license and enforce additional patents from third parties, and when necessary, will assist such parties in the further development of their patent portfolios through the filing of additional patent applications. In the ordinary course of our business, we will likely initiate patent enforcement actions against unauthorized users of patented technologies on our own behalf and in conjunction with such third parties.

Patent Monetization and Patent Assertion

 Patent monetization is the generation of revenue and proceeds from patents and patented technologies (“Patent Monetization”).  Patent assertion is a specialized type of Patent Monetization where a patent owner, or a representative of the patent owner, seeks to prohibit or collect royalties from the unauthorized manufacture, sale, and use of the owner’s patented invention (“Patent Assertion”). CTI’s new business model is Patent Monetization and Patent Assertion. We currently own 53 U.S. patents and 11 U.S. patent applications, which are mainly grouped into 4 patent portfolios: Key Based Encryption (“KB Encryption”); ePaper® Electrophoretic Display (“ePaper® Display”); Nano Field Emission Display (“nFED Display”); and Micro Electro Mechanical Systems Display (“MEMS Display”).

CTI’s Patent Portfolios

Key Based Encryption

            Portfolio covering the generation and management of encryption keys used for securing e-mail, text messages, data, voice and facsimile. This type of encryption technology is commonly used for cloud based storage and email archiving, to comply with HIPAA and other regulations regarding the safeguarding of personal information.  KB Encryption can also be used for protecting sensitive cellular, satellite, and local area network communications.

ePaper® Electrophoretic Display

Fundamental portfolio covering the underlying chemistry, manufacturing, assembly, and internal operations of core electrophoretic technology used in the world’s most popular eReader devices.  Coverage includes both the particles, and the suspension, which are the primary elements used to create highly reflective grey scale images to simulate reading on paper.

Nano Field Emission Display

Portfolio covering a new type of flat panel display consisting of low voltage color phosphors, specially coated carbon nanotubes, nano materials to generate secondary electrons, and ionized noble gas, resulting in a bright, sharp, high contrast color image. This is an emerging technology that would result in a flat panel display utilizing less power, with better picture quality and lower manufacturing costs.

Micro Electro Mechanical Systems Display

Portfolio covering vanadium dioxide coated pixels that electrically modulate light at extremely high speeds to form an image. Additional coverage on use of electrostatic force to move pixel sized membranes that create a color image.  These are emerging, low voltage, display technologies with numerous potential commercial applications.

Patent Monetization and Patent Assertion Activities

On January 28, 2013, CTI initiated a patent infringement lawsuit in the United States District Court for the Northern District of California against E Ink Corporation (“E Ink”), regarding certain patents owned by CTI pertaining to CTI’s  ePaper® Electrophoretic Display technology (the “E Ink Lawsuit”). CTI alleges that E Ink has infringed and continues to infringe such patents in connection with the manufacture, sale, use, and importation of electrophoretic displays.

Prior Agreements

AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AU Optronics Corp. (“AUO”) (together the “AUO License Agreements”).  Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper® Display patents and technology, in connection with AUO jointly developing products with CopyTele, including the right to sublicense the technology to third parties in connection with the joint development of such products.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our nFED Display patents and technology, in connection with AUO jointly developing products with CopyTele, with the right to consent to the granting of licenses of the technology to third parties.

On January 28, 2013, we sent AUO a notice, terminating the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment, unfair business practices, attempted monopolization, and other charges, and we are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”).  A copy of the Complaint filed in the AUO/E Ink Lawsuit is available at www.CopyTele.com.  For more details on the AUO/E Ink Lawsuit, please see the “Item 3.  Legal Proceedings.”  section below.

Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008), (the “Videocon License Agreement”) with Videocon.  In April 2008, the Indian Government approved the Videocon License Agreement.  Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our nFED Display technology, for Videocon to produce and market products incorporating nFED Displays.   With the approval and support of Videocon, we entered into the Nano Display License Agreement for AUO to utilize their production facilities to produce nFED Displays for their own products and potentially for Videocon products.  Additional licenses of the nFED Display technology require the joint agreement of CTI and Videocon, and may require the consent of AUO, depending upon the outcome of CTI’s termination of the Nano Display License Agreement and the AUO/E Ink Lawsuit. We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon.  The initial installment was received in May 2008 however certain license fee payments were subsequently deferred.  The deferral of the license fee payments is no longer in effect; however, we cannot give any assurance that additional license fees will be received.  No license fee payments were received from Videocon during the fiscal years ended October 31, 2012 and 2011.  As of October 31, 2012, we have received aggregate license fee payments from Videocon of $3.2 million and $7.8 million remains owed to us.

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

For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.  The loans are for a period of seven years, do not bear interest, and prepayment of the loans will not release the lien on the Securities prior to end of the seven year period.  The loan agreements provide for customary events of default, which may result in forfeiture of the Securities by the defaulting party, and also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits in respect of the Securities.  The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ equity in the accompanying consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently. We have entered into discussions with Videocon regarding the disposition of the Subscriptions Agreements, and Loan and Pledge Agreements.

Volga Svet Ltd.

In September 2009, we entered into a Technology License Agreement with Volga Svet Ltd., (the “Volga License Agreement”) to produce and market our thin, flat, low voltage phosphor, Nano Displays in Russia.  In addition, in September 2009, we entered into a separate agreement with Volga whereby we obtained a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock. Since we do not anticipate that we will continue to develop our Nano Displays, we are re-evaluating the Volga License Agreement and our ownership interest in Volga.

ZQX Advisors LLC

In August of 2009, we initiated an evaluation of our ePaper® Electrophoretic Display technology under an agreement with ZQX Advisors LLC (“ZQX”) and took a 19.5% ownership interest in ZQX.  On January 21, 2013 we terminated our agreement with ZQX, but currently retain our 19.5% interest in ZQX.

Encryption Products

We continue to look for opportunities to sell off our remaining inventory of encryption products and have arrangements to support those products as necessary in connection with any such sales. We do not anticipate developing any additional encryption products.

Competition

CTI expects to encounter competition in the areas of patent acquisitions and enforcement from both private and publicly traded companies that engage in Patent Monetization and Patent Assertion. This includes competition from companies seeking to acquire the same patents and patent rights that we may seek to acquire.  Entities such as Acacia Research Corporation, Allied Security Trust, Altitude Capital Partners, Coller IP, Intellectual Ventures, Millennium Partners, Open Innovation Network, RPX Corporation,  Rembrandt IP Management, and others derive all or a substantial portion of their revenue from Patent Assertion and we expect more entities to enter the market.

We also compete with venture capital firms, strategic corporate buyers and various industry leaders for patent and technology acquisitions and licensing opportunities.  Many of these competitors have more financial and human resources than our company.

Research and Development

Research and development expenses were approximately $2866,000 and $2,873,000 for the fiscal years ended October 31, 2012 and 2011, respectively.  In accordance with the changes in the primary operations of the Company during the fourth quarter of fiscal year 2012, we are no longer incurring research and development expenses.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our Consolidated Financial Statements.

Employees

As of December 31, 2012, we had 7 full-time employees.

Regulation

Our international sales of our encryption devices, technology and software solutions are subject to U.S. and foreign regulations such as the International Traffic in Arms Regulations (“ITAR”) and Export Administration Regulations and may require licenses (including export licenses) from U.S. government agencies or require the payment of certain tariffs.  In addition, in accordance with applicable regulations, we file the requisite semiannual reports on exports of these products with the applicable U.S. government agencies.  Our ability to export in the future is dependent upon our ability to obtain the export authorizations from the appropriate U.S. government agency.  In addition, in accordance with Export Administration Regulations, without a valid export license, we are prohibited from exporting these products to any country that the U.S. State Department has identified as state sponsors of terrorism and are subject to U.S. economic sanctions and export controls, which include Cuba, Iran, Sudan and Syria.  However, neither we nor any of our subsidiaries have ever exported, or currently anticipate exporting, any goods or services to any such countries either directly or to our knowledge, indirectly through any distributor or licensee, nor have we ever had, or anticipate in the future having, any direct or indirect arrangements or other contacts with the governments of those countries or entities controlled by those governments. Furthermore, before we make any domestic or international shipments of encryption equipment, software or technology, we confirm that the recipient is not on any denied person or similar list maintained by the U.S. Department of Commerce, Bureau of Industry and Security.

Other

On November 30, 2012, our stockholders’ approved an amendment to our certificate of incorporation to increase the number of shares of common stock we are authorized to issue from 240 million to 300 million.

We were incorporated on November 5, 1982 under the laws of the State of Delaware. Our principal executive offices are located at 900 Walt Whitman Road, Melville, New York 11747, our telephone number is 631-549-5900, and our Internet website address is www.copytele.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “Commission”).  Alternatively, you may also access our reports at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. and 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Financial Information About Segments and Geographical Areas

See our Consolidated Financial Statements.

Item 1A.         Risk Factors.

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

Risks Related to Our Financial Condition and Operations

We have a history of losses and may incur additional losses in the future.

On a cumulative basis we have sustained substantial losses and negative cash flows from operations since our inception.  As of October 31, 2012, our accumulated deficit was approximately $125,083,000.  As of October 31, 2012, we had approximately $840,000 in cash, cash equivalents and short-term investments on hand, and negative working capital of approximately $900,000.  We expect to continue incurring significant legal and general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future.

We may need additional funding in the future which may not be available on acceptable terms and, if available, may result in dilution to our stockholders, and the report from our independent registered public accountants includes an uncertainty paragraph regarding our ability to continue as a going concern.

Based on currently available information, we believe that our existing cash, cash equivalents, and short-term investments, together with expected cash flows from patent licensing and enforcement, and other potential sources of cash flow may not be sufficient to enable us to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or securities convertible into or exercisable for equity securities could result in dilution to our shareholders.  We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

As shown in the accompanying consolidated financial statements, we have incurred a net loss of approximately $4,253,000 during the fiscal year ended October 31, 2012, and, as of that date, we have an accumulated deficit of approximately $125,083,000 and a net shareholders’ equity deficit of approximately $1,194,000.  These and the other factors described herein raise uncertainty about our ability to continue as a going concern.  Management’s plans in regard to these matters are set forth above.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  The report from our independent registered public accountants, KPMG LLP, dated January 29, 2013, includes an explanatory paragraph related to our ability to continue as a going concern.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

Our consolidated cash, cash equivalents and short-term investments on hand totaled approximately $840,000 and $3,023,000 at October 31, 2012 and 2011, respectively. To date, we have relied primarily upon cash from our operations and from the public and private sale of equity securities to generate the working capital needed to finance our operations.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise.  If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Failure to effectively manage our potential growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our potential growth is expected to place a strain on our managerial, operational and financial resources and systems.  Further, as our business grows, we will be required to manage multiple relationships.  Any growth by us, or an increase in the number of our strategic relationships, may place additional strain on our managerial, operational and financial resources and systems.  Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results will be materially harmed.

Our future success depends on our ability to expand our organization.

As we grow, the administrative demands upon us will grow, and our success will depend upon our ability to meet those demands. These demands include increased accounting, management, legal services, staff support, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control.  Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

Our investments are subject to risks, which may cause us to incur losses or have reduced liquidity.

The capital and credit markets have been experiencing extreme volatility and disruption since 2008, and at times, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers.  Although economic conditions appear to be improving, if the current capital and credit markets do not continue to improve or further deteriorate, we may be unable to liquidate a particular issue.  Furthermore, if economic conditions do not continue to improve, or if they further deteriorate, we may be required to record additional impairment charges in a future period despite our ability to hold such investments until maturity.

Our equity arrangements with Videocon involve market risks.

At the same time as we entered into the Videocon License Agreement, we entered into the Share Subscription Agreement with Mars Overseas, to purchase the 20,000,000 CopyTele Shares, and our subsidiary, CopyTele International, entered into the GDR Purchase Agreement to purchase the 1,495,845 Videocon GDRs.  The value of the Videocon GDRs owned by us depends upon, among other things, the value of Videocon’s securities in its home market of India, as well as exchange rates between the U.S. dollar and Indian rupee (the currency in which Videocon’s securities are traded in its home market).  Based on both the duration and the continuing magnitude of the market price declines and the uncertainty of recovery, we recorded other than temporary impairments as of October 31, 2009 and 2011. We can give no assurances that the value of the Videocon GDRs will not decline in the future and future write downs may occur.

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

Risks Related to Patent Monetization and Patent Assertion Activities

We may not be able to monetize our patent portfolios.

As we recently announced, the primary operations of the Company going forward will be Patent Monetization and Patent Assertion. We expect to first generate revenues and related cash flows from the licensing and enforcement of patents that we currently own and we expect to obtain the rights to license and enforce additional patents from third parties.  However, we can give no assurances that we will be able to identify opportunities to exploit such patents or that such opportunities, even if identified, will generate sufficient revenues to sustain future operations.

Certain of our patent portfolios are subject to existing license agreements with AUO and Videocon which may limit our ability to monetize them.

            In the course of entering into the EPD License Agreement and the Nano Display License Agreement with AUO, and the Videocon License Agreement with Videocon, certain rights to our ePaper® Display patents were licensed to AUO, and certain rights to our nFED Display patents were licensed to AUO and Videocon, respectively. We have terminated the EPD License Agreement and the Nano Display License Agreement with AUO although we can give no assurance that AUO will not challenge the effectiveness of such terminations, and we are engaged in discussions with Videocon with respect to the Videocon License Agreement. We intend to take the steps necessary to seek to remove any encumbrances that may inhibit our patent licensing and enforcement efforts; however, we can give no assurance that the ePaper® Display patents and the nFED patents will be unencumbered. If the patent portfolios remain encumbered or if our termination of the AUO license agreements are deemed to be ineffective, it could limit our ability to monetize such portfolios.

While we recently commenced lawsuits against AUO and E Ink, we may not be successful in obtaining judgments in our favor.

While we recently filed the AUO/E Ink Lawsuit and the E Ink Lawsuit, we can give no assurance that these lawsuits will be decided in our favor or even if they are that the damages and other remedies will be material.

Our revenues are unpredictable, and this may harm our financial condition.

Due to the nature of the licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of potential licensees and certain other factors, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

Our success depends in part upon our ability to retain the best legal counsel to represent us in patent enforcement litigation.

The success of our licensing business depends upon our ability to retain the best legal counsel to prosecute patent infringement litigation. As our patent enforcement actions increase, it will become more difficult to find the best legal counsel to handle all of our cases because many of the best law firms may have a conflict of interest that prevents their representation of us.

We, in certain circumstances, rely on representations, warranties and opinions made by third parties that, if determined to be false or inaccurate, may expose us to certain material liabilities.

From time to time, we may rely upon the opinions of purported experts.  In certain instances, we may not have the opportunity to independently investigate and verify the facts upon which such opinions are made. By relying on these opinions, we may be exposed to liabilities in connection with the licensing and enforcement of certain patents and patent rights which could have a material adverse effect on our operating results and financial condition.

Once we commence Patent Monetization and Patent Assertion, we may become subject to claims and counterclaims by third parties.

As we become engaged in the business of Patent Monetization and Patent Assertion, we may be subject to claims, counterclaims and legal actions that arise in the ordinary course of business and which could have a material impact on our operation and financial condition.    In connection with any of patent enforcement actions, it is also possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or award attorney's fees and/or expenses to a defendant(s), which could be material.

Our exposure to uncontrollable outside influences, including new legislation, court rulings or actions by the United States Patent and Trademark Office, could adversely affect our Patent Monetization and Patent Assertion business and results of operations.

Our Patent Monetization and Patent Assertion business is subject to numerous risks from outside influences, including the following:

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue.

We may apply for patents and may spend a significant amount of resources to enforce those patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (“USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

We hold a number of pending patents. We have identified a trend of increasing patent applications each year, which we believe is resulting in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

U.S. Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

Patent enforcement actions are almost exclusively prosecuted in U.S. Federal court. Federal trial courts that hear patent enforcement actions also hear criminal cases. Criminal cases always take priority over patent enforcement actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before United States Judges, and as a result, we believe that the risk of delays in patent enforcement actions will have a significant effect on our business in the future unless this trend changes.

Any reductions in the funding of the USPTO could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

Our primary asset is our patent portfolios, including pending patent applications before the USPTO. The value of our patent portfolios is dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could negatively impact the value of our assets. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an unexpected increase in our expenses.

Competition is intense in the industries in which we do business and as a result, we may not be able to grow or maintain our market share for our technologies and patents.

Our licensing business may compete with venture capital firms and various industry leaders for technology licensing opportunities.  Many of these competitors may have more financial and human resources than we do.  As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

Our patented technologies face uncertain market value.

Many of our patents and technologies are in the early stages of adoption in the commercial and consumer markets. Demand for some of these technologies is untested and is subject to fluctuation based upon the rate at which our licensees will adopt our patents and technologies in their products and services.

As patent enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to voluntarily license our patents. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This may increase the risks associated with an investment in our company.

Uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

Our revenue-generating opportunities depend on the use of our patented technologies by existing and prospective licensees, the overall demand for the products and services of our licensees, and on the overall economic and financial health of our licensees.  Although economic conditions appear to be improving, recent uncertainties in global economic conditions have resulted in a tightening of the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets.  If economic conditions do not continue to improve, or if they further deteriorate, many of our licensees' potential customers, which may rely on credit financing, may delay or reduce their purchases of our licensees' products and services.  In addition, the use or adoption of our patented technologies is often based on current and forecasted demand for our licensees' products and services in the marketplace and may require companies to make significant initial commitments of capital and other resources.  If negative conditions in the global credit markets delay or prevent our licensees' and their potential customers' access to credit, overall consumer spending on the products and services of our licensees may decrease and the potential adoption or use of our patented technologies may slow, respectively.  Further, if the markets in which our licensees' intend to participate do not continue to improve, or deteriorate further, this could negatively impact our licensees' long-term sales and revenue generation, margins and operating expenses, which could in turn have an adverse effect on our future business, results of operations and financial condition.

In connection with patent enforcement actions conducted by us, a court may rule that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities.

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or award attorney's fees and/or expenses to a defendant(s), which could be material, and if we are required to pay such monetary sanctions, attorneys' fees and/or expenses, such payment could materially harm our operating results and our financial position.

We are dependent upon a few key personnel and the loss of their services could adversely affect us.

Our future success to monetize our patent portfolios will depend on the efforts of our President and Chief Executive Officer, Robert A. Berman, and our Senior Vice President – Engineering, John Roop, and our strategic advisor, Dr. Amit Kumar.  We do not maintain “key person” life insurance on Messrs. Berman or Roop or Dr. Kumar. The loss of the services of any such persons could have a material adverse effect on our business and operating results.

Risks Related to Our Common Stock

The availability of shares for sale in the future could reduce the market price of our common stock.

In the future, we may issue securities to raise cash for operations and acquisitions.  We have and in the future may issue securities convertible into our common stock. Any of these events may dilute stockholders' ownership interests in our company and have an adverse impact on the price of our common stock.

In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

We have a limited number of common shares available for future issuance which could adversely affect our ability to raise capital.

We are authorized to issue 300,000,000 shares of common stock. As of January 25, 2013, we have outstanding 185,104,037 shares of common stock or 280,532,256 shares of common stock after giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of convertible debentures.  Due to the limited number of authorized shares available for issuance, we may not able to raise significant additional capital until we increase the number of shares we are authorized to issue. To facilitate the possibility and flexibility of raising of additional capital or the completion of potential acquisitions of patent portfolios, we will seek stockholder approval to increase the number of our authorized shares of common stock. We can provide no assurance that stockholders will approve an amendment to our certificate of incorporation to increase the number of shares of common stock we are authorized to issue.  If we require additional capital and we are unable to obtain stockholder approval of increase the number of shares of common stock, we would need to curtail or cease some or all of our operations.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover of our company that might otherwise result in our stockholders receiving a premium over the market price of their shares.

Provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition of our company by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors, more difficult. These provisions include:

•         Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder;

•         The authorization in our certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover; and

•         Provisions in our bylaws regarding stockholders' rights to call a special meeting of stockholders limit such rights to stockholders holding together at least a majority of shares of the Company entitled to vote at the meeting, which could make it more difficult for stockholders to wage a proxy contest for control of our board of directors or to vote to repeal any of the anti-takeover provisions contained in our certificate of incorporation and bylaws.

Together, these provisions may make the removal of management more difficult and may discourage transactions that could otherwise involve payment of a premium over prevailing market prices for our common stock.

We may fail to meet market expectations because of fluctuations in quarterly operating results, which could cause the price of our common stock to decline.

Our reported revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that in future periods, revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our common stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

•         the dollar amount of agreements executed in each period, which is primarily driven by the nature and characteristics of the technology being licensed and/or the magnitude of infringement associated with a specific licensee;

•         the specific terms and conditions of agreements executed in each period and/or the periods of infringement contemplated by the respective payments;

•         fluctuations in the total number of agreements executed;

•         fluctuations in the sales results or other royalty-per-unit activities of our licensees that impact the calculation of license fees due;

•         the timing of the receipt of periodic license fee payments and/or reports from licensees;

•         fluctuations in the net number of active licensees period to period;

•         costs related to acquisitions, alliances, licenses and other efforts to expand our operations;

•         the timing of payments under the terms of any customer or license agreements into which we may enter; and

•         expenses related to, and the timing and results of, patent filings and other enforcement proceedings relating to intellectual property rights, as more fully described in this section.

Technology company stock prices are especially volatile, and this volatility may depress the price of our common stock.

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•         announcements of developments in our patent enforcement actions;

•         developments or disputes concerning our patents;

•         our or our competitors' technological innovations;

•         developments in relationships with licensees;

•         variations in our quarterly operating results;

•         our failure to meet or exceed securities analysts' expectations of our financial results;

•         a change in financial estimates or securities analysts' recommendations;

•         changes in management's or securities analysts' estimates of our financial performance;

•         changes in market valuations of similar companies;

•         the current sovereign debt crises affecting several countries in the European Union and concerns about sovereign debt of the United States;

•         announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

•         failure to complete significant transactions.

The financial crisis affecting the banking system and financial markets and the uncertainty in global economic conditions, which began in late 2007 has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. As noted above, our stock price, like many others, has fluctuated significantly in recent periods and if investors have concerns that our business, operating results and financial condition will be negatively impacted by global economic conditions, our stock price could continue to fluctuate significantly in future periods.

In addition, we believe that fluctuations in our stock price during applicable periods can also be impacted by court rulings and/or other developments in our patent licensing and enforcement actions. Court rulings in patent enforcement actions are often difficult to understand, even when favorable or neutral to the value of our patents and our overall business, and we believe that investors in the market may overreact, causing fluctuations in our stock prices that may not accurately reflect the impact of court rulings on our business operations and assets.

In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If our common stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could materially harm our business and financial results.

Our common stock is subject to the Commission’s penny stock rules which may make our shares more difficult to sell.

Our common stock fits the definition of a penny stock and therefore is subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in penny stocks.  The Commission’s rules may have the effect of reducing trading activity in our common stock making it more difficult for investors to sell their shares.  The Commission’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the Commission, including, but not limited to, the nature and level of risks in the penny stock market.  The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction.  In addition, the Commission’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction.  The existence of the Commission’s rules may result in a lower trading volume of our common stock and lower trading prices.

We do not anticipate declaring any cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

The Securities issued in our recent private placements may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

In connection with our private placements in September 2012 and January 2013, we issued convertible debentures and warrants which are convertible into or exercisable for an aggregate of 17,650,000 shares of our common stock.  If all such shares of common stock were issued, our stockholders would experience a dilution in ownership interest of approximately 8.7%.  In addition, as we are required to register these shares for resale by the holders, it is possible that a significant number of shares could be sold at the same time.  Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock.  Furthermore, the mere existence of a significant number of shares of common stock issuable upon conversion of the debentures or the exercise warrants may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

Item 1B.          Unresolved Staff Comments.

                        None.

Item 2.             Properties.

We lease approximately 12,000 square feet of office and laboratory research facilities at 900 Walt Whitman Road, Melville, New York (our principal offices) from an unrelated party pursuant to a lease that expires November 30, 2014. Our base rent is approximately $312,000 per annum and the lease provides an escalation clause for increases in certain operating costs.  See Note 7 to our Consolidated Financial Statements.

We have begun to vacate and return certain portions of our facilities to the landlord for possible re-letting.

Item 3.             Legal Proceedings.

            On January 28, 2013, we filed a lawsuit in the United States Federal District Court for the Northern District of California against AUO and E Ink in connection with the EPD License Agreement and the Nano Display License Agreement, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment, unfair business practices, attempted monopolization, and other charges, and we are seeking compensatory, punitive, and treble damages. A copy of the Complaint filed in the AUO/E Ink Lawsuit is available at www.CopyTele.com.

In addition to numerous and continual material breaches by AUO of the EPD License Agreement, and the Nano Display License Agreement, the Complaint alleges that AUO and E Ink conspired to obtain rights to CTI’s ePaper® Electrophoretic Display technology, and CTI’s Nano Field Emission Display technology, through an elaborate scheme whereby AUO obtained certain rights to the technologies under the guise of jointly developing products with CTI, which products would compete with certain products manufactured by AUO and certain products manufactured and sold by E Ink. Instead of jointly developing products with CTI and competing with E Ink, AUO clandestinely agreed to sell its electrophoretic display business to E Ink,  and attempted to include a license to CTI’s ePaper® Electrophoretic Display technology as part of the sale, with CTI receiving no consideration. CTI alleges that such activities violated several State and Federal anti-trust and unfair competition statutes for which punitive and/or treble damages are applicable.

On January 28, 2013, we also filed a separate lawsuit against E Ink for patent infringement.  See “Item 1. Business – CTI’s Patent Portfolios – Patent Monetization and Patent Assertion Actions”.

Other than the foregoing, we are not a party to any material pending legal proceedings.  We are party to claims and complaints that arise in the ordinary course of business. We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

PART II

Item 5.            Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “COPY”.  The high and low sales prices as reported by the OTCBB for each quarterly fiscal period during our fiscal years ended October 31, 2012 and 2011 have been as follows:

Fiscal Period	High	Low
4th quarter 2012	$0.34	$0.07
3rd quarter 2012	0.16	0.08
2nd quarter 2012	0.29	0.10
1st quarter 2012	0.17	0.10
4th quarter 2011	$0.25	$0.13
3rd quarter 2011	0.50	0.17
2nd quarter 2011	0.35	0.13
1st quarter 2011	0.35	0.15

Holders

As of January 22, 2013, the approximate number of record holders of our common stock was 1,149 and the closing price of our common stock was $0.215 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception.  We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

            On February 8, 2011, we sold 7,000,000 unregistered shares of our common stock in a private placement to 10 accredited investors, including Denis A. Krusos, the Company’s former Chairman and Chief Executive Officer, Henry P. Herms, the Company’s Chief Financial Officer and a director, and Lewis H. Titterton, a director and now the current Chairman, and George P. Larounis, former director of the Company, at a price of $0.1786 per share, or proceeds of $1,250,000.  In conjunction with the sale of the common stock, we issued the investors warrants to purchase 7,000,000 unregistered shares of our common stock. Each warrant grants the holder the right to purchase one share of our common stock (or 7,000,000 shares of common stock in the aggregate) at the purchase price of $0.1786 per share on or before February 8, 2016. Certain of the investors are officers and/or directors of the Company and the warrants issued to such persons included a “cashless exercise” provision.

On September 12, 2012,  we completed a private placement with 5 accredited investors, including Lewis H. Titterton, the Company’s Chairman and then Chief Executive Officer, and Bruce Johnson, a director of the Company (the “Investors”), pursuant to which we sold $750,000 principal amount of 8% Convertible Debentures due 2016 (the “Debentures”).  The Debentures mature on September 12, 2016, bear interest at the rate of 8% payable quarterly and are convertible into shares (the “Conversion Shares”) of our common stock of the Company, and at a price per share of $0.092.  The Company may prepay the Debentures at any time without penalty upon 30 days prior notice.  The Debentures also provide for events of default which, if any of them occurs, would permit the principal of and accrued interest on the Debentures to become or to be declared due and payable, unless the event of default has been cured or the holder of the Debenture has waived in writing the event of default.  The Company granted the holders customary piggy-back registration rights. If all of the Debentures are converted, the Company would issue 10,870 shares of its common stock for each $1,000 principal amount of Debentures or 8,152,174 shares of its common stock in the aggregate.

            On September 19, 2012, the Board granted stock options to purchase 41.5 million shares. Of these options, options to acquire 40 million shares were issued to the new management team and have an exercise price of $0.2175. Twenty million of those options will vest only if certain milestones are met. The remaining options to acquire 1.5 million shares were issued to Lewis H. Titterton, the Company’s Chairman, and Kent Williams, a director of the Company and have an exercise price of $0.2225. For additional information with respect to the options, see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Executive Compensation – Equity Compensation Plan Information” below.

            On January 25, 2013 (the “Closing Date”), we completed a private placement with 20 accredited investors, including Robert A. Berman, the Company’s President, Chief Executive Officer and a director, Dr. Amit Kumar, a consultant and director of the Company, and Bruce Johnson, a director of the Company (the “Investors”), pursuant to which we sold $1,765,000 principal amount of 8% Convertible Debentures due 2015 (the “Debentures”) and warrants (the “Warrants”) to purchase 5,882,745 shares of common stock of the Company, par value $0.01 per share (the “Warrant Shares”).  The Debentures mature on January 25, 2015, bear interest at the rate of 8% payable quarterly and are convertible into shares (the “Conversion Shares”) of our common stock at a price per share of $0.15.  The Company may prepay the Debentures at any time without penalty upon 30 days prior notice, but only if the sales price of the common stock on the principal market on which the common stock is primarily listed and quoted for trading is at least $0.30 for 20 trading days in any 30-day trading period ending no more than 15 days before the Company’s prepayment notice.

The Debentures contain full ratchet anti-dilution protection which means, that, subject to certain exceptions, if the Company sells shares of common stock (or securities convertible or exchangeable  into common stock) at an effective price of less than $0.15 per share of common stock, the conversion price of the Debentures will be reduce to such lower effective sales price.”  The Debentures also provide for events of default which, if any of them occurs, would permit the principal of and accrued interest on the Debentures to become or to be declared due and payable, unless the event of default has been cured or the holder of the Debenture has waived in writing the event of default.  If all of the Debentures are converted, the Company would issue 6,667 shares of common stock for each $1,000 principal amount of Debentures or 11,767,255 shares of its common stock in the aggregate. For each $1,000 principal amount of Debentures, the Company issued a Warrant to purchase 3,333 shares of common stock. Each Warrant grants the holder the right to purchase the Warrant Shares at the purchase price per share of $0.30 on or before January 25, 2016. If there is not an effective registration statement covering the Warrant Shares, the Warrants may be exercised on a cashless basis.

Pursuant to the Debentures and Warrants, no Investor may convert or exercise such Investor’s Debenture or Warrant if such conversion or exercise would result in the Investor beneficially owning in excess of 4.99% of our then issued and outstanding common stock. A holder may, however, increase this limitation (but in no event exceed 9.99% of the number of shares of common stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase this limitation.

In connection with this offering, the Company granted each Investor registration rights with respect to the Conversion Shares and the Warrant Shares. The Company is obligated to use its reasonable best efforts to cause a registration statement registering for resale the Conversion Shares and the Warrant Shares to be filed no later than 90 days from the Closing Date and must be declared effective no later than 180 days from the Closing Date. The Company is required to use it reasonable best efforts to keep the registration statement effective date until the Conversion Shares and the Warrant Shares can be sold under Rule 144(k) of the Securities Act or such earlier date when all Conversion Shares and the Warrant Shares have been sold publicly; provided, however, the Company shall not be required to keep the Registration Statement effective for a period of more than three years from the Closing Issuance Date. If a registration statement covering the resale of the Conversion Shares is not filed within the 90-day period (the “Filing Default”), then on the date of the Filing Default and on each monthly anniversary (if the Filing Default has not been cured by such date) until the Filing Default is cured, the Company shall pay in cash to each Debenture holder liquidated damages equal to 1.0% of the aggregate purchase price paid by such holder for such Debentures then held by such holder.  The liquidated damages will apply on a daily pro-rata basis for any portion of a month prior to curing of the Filing Default.  The Company will not be liable for liquidated damages with respect to Warrant Shares.

In connection with this offering we paid The Benchmark Company LLC, as placement agent, a cash placement fee of $41,400 (or 6% of the aggregate purchase price from the investors they introduced to us) and issued to them warrants to purchase 276,000 shares of common stock (or 6% of the aggregate number of shares underlying the Debentures issued to the investors they introduced to us) upon the same terms as the Warrants issued in the offering.

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

		Fiscal Year Ended October 31
		2007	2008	2009	2010	2011	2012
COPYTELE INC	Cum $	100.00	53.33	65.54	24.44	17.77	28.88
NASDAQ Stock Market (US Companies)	Cum $	100.00	61.93	73.63	90.96	99.54	113.10
NASDAQ Electronic Components Index	Cum $	100.00	54.48	68.82	78.69	77.26	70.76

The comparison of total return on investment for each fiscal year ended October 31 assumes that $100 was invested on November 1, 2007 in each of CopyTele, The Nasdaq Stock Market U.S. Index and The Nasdaq Electronic Components Index with investment weighted on the basis of market capitalization and all dividends reinvested.

Issuer Purchases of Equity Securities

None.

Item 6.                        Selected Financial Data.

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with those statements, and the notes related thereto, which are included in this Annual Report on Form 10-K.

	As of and for the fiscal years ended October 31,
	2012	2011	2010	2009	2008
Net revenue	$ 947,085	$ 1,003,193	$ 730,675	$ 1,055,797	$ 2,063,123
Cost of encryption products sold	3,873	34,081	38,441	27,861	95,594
Provision for excess inventory	-	-	43,866	19,627	-
Cost of display engineering services	-	-	-	18,200	-
Research and development expenses	2,211,506	3,124,773	3,007,459	4,116,200	4,127,393
Selling, general and administrative expenses	2,866,262	2,872,605	2,889,129	4,194,227	3,829,654
Impairment in value of available for sale securities	-	1,785,793	-	9,218,972	-
Interest expense	7,664	-	-	-	-
Dividend income	13,463	33,507	68,211	29,468	130,886
Interest income	3,458	2,516	4,878	20,807	37,028
Provision for income taxes	-	600,000	-	-	-
Net loss	(4,252,799)	(7,378,036)	(5,175,131)	(16,489,015)	(5,821,604)
Net loss per share of common stock – basic and diluted	($.02)	($.04)	($.03)	($.12)	($.05)
Total assets	5,660,676	8,645,832	10,046,076	9,848,446	7,497,869
Long term obligations	32,273	-	-	-	-
Shareholders’ equity	(1,194,056)	1,058,033	4,595,955	4,452,272	1,730,277
Cash dividends per share of common stock	-	-	-	-	-

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

General

As used herein, “we,” “us,” “our,” the “Company”, “CopyTele” or “CTI” means CopyTele, Inc. unless otherwise indicated.  CTI currently owns 53 U.S. patents and 11 U.S. patent applications. Our principal operations include the development, acquisition, licensing, and enforcement of patented technologies. While in the past, the primary operations of the Company involved licensing in connection with and the development of patented technologies, the primary operations of the Company going forward will be patent licensing in connection with the unauthorized use of patented technologies and patent enforcement. We expect to first generate revenues and related cash flows from the licensing and enforcement of patents that we currently own.  We are continuing to develop our patent portfolios through the filing and prosecution of patent applications and will initiate lawsuits, if necessary, to prevent the unauthorized use of our patented technologies. The changes in the primary operations of the Company included elimination of development efforts, accordingly, we are no longer incurring research and development expenses.  Certain of our patents are encumbered due to arrangements previously entered into by the Company.  Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent licensing and enforcement efforts. We expect to obtain the rights to license and enforce additional patents from third parties, and when necessary, will assist such parties in the further development of their patent portfolios through the filing of additional patent applications. In the ordinary course of our business we will likely initiate patent enforcement actions against unauthorized users of patented technologies on our own behalf and in conjunction with such third parties.

We continue to look for opportunities to sell off our remaining inventory of encryption products and have arrangements to support those products as necessary in connection with any such sales. We do not anticipate developing any additional encryption products.

In connection with the change in the primary operations of the Company during the fourth quarter of fiscal year 2012, we have discontinued research and development activities, reduced our employee count from 19 to 7, and begun to vacate and return portions of our facilities to the landlord for possible re-letting.

Patent Monetization and Patent Assertion

Patent monetization is the generation of revenue and proceeds from patents and patented technologies (“Patent Monetization”).  Patent assertion is a specialized type of Patent Monetization where a patent owner, or a representative of the patent owner, seeks to prohibit or collect royalties from the unauthorized manufacture, sale, and use of the owner’s patented invention (“Patent Assertion”). CTI’s new business model is Patent Monetization and Patent Assertion. We currently own 53 U.S. patents and 11 U.S. patent applications, which are mainly grouped into 4 patent portfolios: Key Based Encryption (“KB Encryption”); ePaper® Electrophoretic Display (“ePaper® Display”); Nano Field Emission Display (“nFED Display”); and Micro Electro Mechanical Systems Display (“MEMS Display”).

Key Based Encryption

            Portfolio covering the generation and management of encryption keys used for securing e-mail, text messages, data, voice and facsimile. This type of encryption technology is commonly used for cloud based storage and email archiving, to comply with HIPAA and other regulations regarding the safeguarding of personal information.  KB Encryption can also be used for protecting sensitive cellular, satellite, and local area network communications.

ePaper® Electrophoretic Display

Fundamental portfolio covering the underlying chemistry, manufacturing, assembly, and internal operations of core electrophoretic technology used in the worlds’ most popular eReader devices.  Coverage includes both the particles, and the suspension, which are the primary elements used to create highly reflective grey scale images to simulate reading on paper.

Nano Field Emission Display

Portfolio covering a new type of flat panel display consisting of low voltage color phosphors, specially coated carbon nanotubes, nano materials to generate secondary electrons, and ionized noble gas, resulting in a bright, sharp, high contrast color image. Emerging technology that would result in a flat panel display utilizing less power, with better picture quality and lower manufacturing costs.

Micro Electro Mechanical Systems Display

Portfolio covering vanadium dioxide coated pixels that electrically modulate light at extremely high speeds to form an image. Additional coverage on use of electrostatic force to move pixel sized membranes that create a color image.  These are emerging, low voltage, display technologies with numerous potential commercial applications.

Patent Monetization and Patent Assertion Activities

On January 28, 2013, CTI initiated a patent infringement lawsuit in the United States District Court for the Northern District of California against E Ink, regarding certain patents owned by CTI pertaining to CTI’s  ePaper® Electrophoretic Display technology. CTI alleges that E Ink has infringed and continues to infringe such patents in connection with the manufacture, sale, use, and importation of electrophoretic displays.

Prior Agreements

AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AU Optronics Corp. (“AUO”) (together the “AUO License Agreements”).  Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper® Display patents and technology, in connection with AUO jointly developing products with CopyTele, including the right to sublicense the technology to third parties in connection with the joint development of such products.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our nFED Display patents and technology, in connection with AUO jointly developing products with CopyTele, with the right to consent to the granting of licenses of the technology to third parties.

On January 28, 2013, we sent AUO a notice, terminating the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment, unfair business practices, attempted monopolization, and other charges, and we are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”).  A copy of the Complaint filed in the AUO/E Ink Lawsuit is available at www.CopyTele.com.  For more details on the AUO/E Ink Lawsuit, please see “Item 3, Legal Proceedings” above in this Annual Report on Form 10-K.  We can give no assurance as to the potential outcome of this litigation.

Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008), (the “Videocon License Agreement”) with Videocon.  In April 2008, the Indian Government approved the Videocon License Agreement.  Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our nFED Display technology, for Videocon to produce and market products incorporating nFED Displays.   With the approval and support of Videocon, we entered into the Nano Display License Agreement for AUO to utilize their production facilities to produce nFED Displays for their own products and potentially for Videocon products.  Additional licenses of the nFED Display technology require the joint agreement of CTI and Videocon, and may require the consent of AUO, depending upon the outcome of CTI’s termination of the Nano Display License Agreement and the AUO/E Ink Lawsuit.  We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon.  The initial installment was received in May 2008 however; certain license fee payments were subsequently deferred.  The deferral of the license fee payments is no longer in effect; however, we cannot give any assurance that additional license fees will be received.   No such license fee payments were received from Videocon during the fiscal years ended October 31, 2012 and 2011.  As of October 31, 2012, we have received aggregate license fee payments from Videocon of $3.2 million and $7.8 million remains owed to us.

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

For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.  The loans are for a period of seven years, do not bear interest, and prepayment of the loans will not release the lien on the Securities prior to end of the seven year period.  The loan agreements provide for customary events of default, which may result in forfeiture of the Securities by the defaulting party, and also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits in respect of the Securities.  The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ equity in the accompanying consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.  We have entered into discussions with Videocon regarding the disposition of the Subscription Agreement, GDR Purchase Agreement, and Loan and Pledge Agreements.  The outcome of these discussions and the disposition of the related assets and liabilities may have a material effect on our financial statements.  We cannot presently estimate the timing or impact of any such resolution.

Volga Svet Ltd.

In September 2009, we entered into a Technology License Agreement with Volga Svet Ltd., (the “Volga License Agreement”) to produce and market our thin, flat, low voltage phosphor, Nano Displays in Russia.  In addition, in September 2009, we entered into a separate agreement with Volga whereby we obtained a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock. Since we do not anticipate that we will continue to develop our Nano Displays and have discontinued utilizing Volga for contract research and development work, we are re-evaluating the Volga License Agreement and our ownership interest in Volga.

ZQX Advisors LLC

In August of 2009, we initiated an evaluation of our ePaper® Electrophoretic Display technology under an Engagement Agreement with ZQX Advisors LLC (“ZQX”) and took a 19.5% ownership interest in ZQX.  On January 21, 2013, we terminated the Engagement Agreement with ZQX, but currently retain our 19.5% interest in ZQX.

Other

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

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting.  Under the AUO License Agreements, we received initial license fees of $3 million, of aggregate license fees of up to $10 million.  The additional $7 million in license fees were payable upon completion of certain conditions for the respective technologies.  We determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology.  Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial license fees over the estimated periods that we expected to complete the conditions for the respective technologies. We have not recognized any portion of the $7 million of additional license fees as either deferred revenue or revenue as it was considered contingent revenue.

At each reporting period we assess the progress in completing our performance obligations under the AUO License Agreements and recognize license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies.  On this basis, we reassessed the revenue recognition for the fourth quarter of fiscal year 2012 and, accordingly, revenue recognition under the AUO License Agreements has been suspended pending resolution of the AUO/E Ink Lawsuit.  For more details on the AUO/E Ink Lawsuit, please see “Item 3, Legal Proceedings” above in this Annual Report on Form 10-K.

During the years ended October 31, 2012 and 2011 we recognized approximately $940,000 and $873,000, respectively, of license fee revenue from AUO.  License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of October 31, 2012) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet.  The AUO License Agreements also provide for the basis for royalty payments on future production, if any, by AUO to CTI, which we have determined represent separate units of accounting.  We have not recognized any royalty income under the AUO License Agreements.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment.  During the fourth quarter of fiscal year 2011, we determined that based on both the duration and the continuing magnitude of the market price decline and the uncertainty of its recoverability, there was an other than temporary impairment in both our Videocon and Digital Info Security Co. Inc. (“DISC”) investments.  During the fourth quarter of fiscal year 2012, we determined that the discontinuation of funding from CTI and lack of available financial information from Volga has impaired the value of our investment in Volga.  We will record an additional impairment charge if and when we believe any such investment has experienced an additional decline that is other than temporary.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance included in ASC 718 “Stock Compensation” (“ASC 718”).  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $615,000 and $742,000 during fiscal years ended October 31, 2012 and 2011, respectively, in accordance with ASC 718.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50 “Equity-Based Payments to Non-Employees”.   See Note 2 to the Consolidated Financial Statements for additional information.

During the fourth quarter of fiscal year 2012 the company decreased the option price for options to purchase 1,840,000 shares from the original exercise price to $0.145 per share for eleven employees and recorded stock-based compensation expense related to this re-pricing of approximately $85,000.

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving cash milestones.  For options vesting if the trading price of the Company’s common stock exceeds price targets we use the Monte Carlo Simulation in estimating the fair value at grant date.

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

Results of Operations

            In light of the change in our primary operations to Patent Monetization and Patent Assertion from research, development and licensing, the comparison of our results of operations may have limited future value

Fiscal Year Ended October 31, 2012 Compared to Fiscal Year Ended October 31, 2011

Net Revenue

Net revenue decreased by approximately $56,000 in fiscal year 2012, to approximately $947,000, as compared to approximately $1,003,000 in fiscal year 2011.  In fiscal years 2012 and 2011, revenue from display technology license fees of approximately $940,000 and $873,000, respectively, related to the AUO License Agreements. See “- General” above in this Item 7.  Revenue from sales of encryption products decreased approximately $124,000 in fiscal year 2012, to approximately $7,000, from approximately $131,000 in fiscal year 2011.  Our encryption revenue has been limited and is sensitive to individual large transactions.

Cost of Encryption Products Sold

The cost of encryption products sold decreased by approximately $30,000 in fiscal year 2012, to approximately $4,000, as compared to approximately $34,000 in fiscal year 2011.  The cost of encryption products sold in fiscal year 2012 decreased principally due to the decrease in encryption products shipped.

Research and Development Expenses

Research and development expenses decreased by approximately $913,000 in fiscal year 2012, to approximately $2,212,000, from approximately $3,125,000 in fiscal year 2011.  The decrease in research and development expenses was principally due to a decrease in employee compensation and related costs, other than stock option expense, of approximately $365,000 primarily related to employee bonuses, a decrease in outside research and development expense of approximately $236,000 primarily due to the discontinuation of funding to Volga, a decrease in employee stock option expense of approximately $143,000, a decrease of approximately $53,000 in engineering supplies, a decrease in travel expense of approximately $37,000 and a decrease of approximately $42,000 in consulting expense.  In accordance with the changes in the primary operations of the Company during the fourth quarter of fiscal year 2012, we are no longer incurring research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $7,000 to approximately $2,866,000 in fiscal year 2012, from approximately $2,873,000 in fiscal year 2011.  The decrease in selling, general and administrative expenses was principally due to a decrease in employee compensation and related costs, other than stock option expense of approximately $168,000 primarily related to employee bonuses, offset by an increase of approximately $123,000 in consulting expense primarily related to consultant stock option expense and a decrease in the gain on the sale of Digital Info Security Co. Inc. (“DISC”) common stock of approximately $29,000.

Dividend Income

Dividend income, which was received in connection with the Videocon GDRs we acquired in December 2007, decreased by approximately $21,000 to approximately $13,000 in fiscal year 2012, compared to approximately $34,000 in fiscal year 2011.  The decrease in dividend income was due to a decrease by Videocon of dividends paid.

Interest Income

Interest income was approximately $3,000 in both fiscal years 2012 and 2011.

Interest Expense

Interest expense increased to approximately $8,000 in fiscal year 2012 from $-0- in fiscal year 2011, due to interest expense incurred in connection with the 8% convertible debentures issued in September 2012.

Impairment Loss

In fiscal year 2012 we wrote off our investment in Volga in the amount of approximately $128,000.  In fiscal year 2011 we recorded an other than temporary impairment in both our Videocon and DISC investments of approximately $1,786,000.

Provision for Income Taxes

Provision for income taxes was $-0- in fiscal year 2012 compared to $600,000 in fiscal year 2011. The provision for income taxes in fiscal year 2011 is related to the 20% withholding payment in connection with the $3,000,000 license fee payment from AUO in June 2011.

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

In February 2011, we received gross proceeds of $1,250,000 from the sale of 7,000,000 unregistered shares of our common stock in a private placement at a price of $0.1786 per share, of which 3,360,000 shares were sold to our then Chairman and Chief Executive Officer, our Chief Financial Officer and director, our current Chairman and a former director of the Company.  In conjunction with the sale of the common stock, we issued warrants to purchase 7,000,000 unregistered shares of our common stock.  Each warrant grants the holder the right to purchase one share of our common stock at the purchase price of $0.1786 per share on or before February 8, 2016. The warrants were valued at $0.0756 per share using the Black-Scholes pricing model, adjusted for the estimated impact on fair value of the restrictions relating to the warrants. See “Item 5 – Market for the Registrant’s Common Eqiuty, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities” of this Annual Report on Form 10-K for additional information.

In September 2012, we received aggregate gross proceeds of $750,000 from the sale of 8% convertible debentures due September 12, 2016, of which $300,000 was received from our then Chairman and Chief Executive Officer and one other director of the Company.  The debentures pay interest quarterly and are convertible into shares of our common stock at a conversion price of $0.092 per share on or before September 12, 2016.  We recorded a discount to the carrying amount of the debentures of approximately $717,000 related to the debentures’ beneficial conversion feature.  We may prepay the debentures at any time without penalty upon 30 days prior notice.  See “Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities” of this Annual Report on Form 10-K for additional information.

In January 2013, we received aggregate gross proceeds of $ 1,765,000 from the sale of 8% convertible debentures due January 25, 2015, of which $250,000 was received from our current President, Chief Executive Officer and director, and two other directors of the Company.  The debentures pay interest quarterly and are convertible into shares of our common stock at a conversion price of $0.15 per share on or before January 25, 2015.  We may prepay the debentures at any time without penalty upon 30 days prior notice but only if the sales price of the common stock on the principal market on which the common stock is primarily listed and quoted for trading is at least $0.30 for 20 trading days in any 30-day trading period ending no more than 15 days before the Company’s prepayment notice.  In conjunction with the issuance of the debentures, we issued warrants to purchase 5,882,745 unregistered shares of our common stock.  Each warrant grants the holder the right to purchase one share of our common stock at the purchase price of $0.30 per share on or before January 25, 2016.  See “Item 5 – Market for the Registrant’s Common Eqiuty, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities” of this Annual Report on Form 10-K for additional information.

During fiscal year 2012, our cash used in operating activities was $3,142,000.  This resulted from payments to suppliers, employees and consultants of approximately $3,165,000, which was offset by cash of approximately $7,000 received from collections of accounts receivable related to sales of encryption products, approximately $13,000 of dividend income received and approximately $3,000 of interest income received.  Cash provided from investing activities during fiscal year 2012 was approximately $1,748,000, which resulted from  proceeds from the maturities of short-term investments consisting of certificates of deposit and U.S. government securities of approximately $2,949,000 and approximately $1,000  received from the sale of DISC common stock offset by purchases of approximately $1,200,000 of certificates of deposit and purchases of equipment of  approximately $2,000  Our cash provided by financing activities during fiscal year 2012 was approximately $958,000, which resulted from cash of $750,000 received from the sale of convertible debentures in a private placement and approximately $208,000 received upon the exercise of stock options.  As a result, our cash, cash equivalents, and short-term investments at October 31, 2012 decreased $2,183,000 to approximately $840,000 from approximately $3,023,000 at the end of fiscal year 2011.

Prepaid expenses and other current assets decreased by approximately $15,000, to approximately $82,000 at October 31, 2012 from approximately $97,000 at October 31, 2011, as a result of the timing of payments.  Investment in Videocon is recorded at fair value and decreased by approximately $654,000, to approximately $4,728,000 at October 31, 2012 from approximately $5,382,000 at the end of fiscal year 2011, as a result of a decrease in the underlying price of Videocon’s equity shares which are listed on the Luxembourg Stock Exchange.  Investment in Volga decreased to $-0- at October 31, 2012 from approximately $128,000 at the end of fiscal year 2011, as a result of an impairment in the value of the investment.  Accounts payable and accrued liabilities increased by approximately $175,000 from approximately $460,000 at the end of fiscal year 2011 to approximately $635,000 at October 31, 2012, as a result of the timing of payments and an increase in certain expenses related to the changes in our business.  Deferred revenue decreased to approximately $1,187,000 at October 31, 2012, from approximately $2,127,000 at October 31, 2011, as a result of license fee revenue recognized during fiscal year 2012 of approximately $940,000. Loan payable, which is due in December 2014, remained at $5,000,000 at October 31, 2012 and 2011.  Loan receivable, which is classified as a contra-equity under shareholders’ equity in the accompanying consolidated balance sheet and is due in December 2014,remained at $5,000,000 at October 31, 2012 and 2011.  As a result of these changes, working capital deficit at October 31, 2012 was approximately $900,000 compared to working capital of approximately $1,015,000 at October 31, 2011.

Under the AUO License Agreements, AUO had agreed to pay CTI an aggregate license fee of up to $10 million, of which $3 million was paid by AUO in June 2011 and the remaining $7 million would have been payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% foreign withholding tax.Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million.  In addition, the AUO License Agreements also provided for the basis for royalty payments by AUO to CTI.

On January 28, 2013, we sent AUO a notice, terminating the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States Federal District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment, unfair business practices, attempted monopolization, and other charges, and we are seeking compensatory, punitive, and treble damages.  For more details on the AUO/E Ink Lawsuit, please see “Item 3, Legal Proceedings” above in this Annual Report on Form 10-K.  We can give no assurance as to the potential outcome of this litigation.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon.  The initial installment was received in May 2008 however; certain license fee payments were subsequently deferred.  The deferral of the license fee payments is no longer in effect; however, we cannot give any assurance that additional license fees will be received.   No such license fee payments were received from Videocon during the fiscal years ended October 31, 2012 and 2011.  As of October 31, 2012, we have received aggregate license fee payments from Videocon of $3.2 million and $7.8 million remains owed to us. We are not presently involved in development efforts with Videocon and it is not anticipated that such efforts will be resumed in the future. We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

Total employee compensation expense during fiscal years 2012 and 2011 was approximately $3,001,000 and $3,661,000, respectively, including in fiscal year 2012 approximately $74,000 of expense relating to severance payments to terminated employees.  During fiscal years 2012 and 2011, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  We recorded compensation expense for the fiscal years ended October 31, 2012 and 2011 of approximately $927,000 and $1,819,000, respectively, for shares of common stock issued to employees.  We recorded approximately $615,000 and $742,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the years ended October 31, 2012 and 2011, respectively.  In addition, during fiscal years 2012 and 2011, we issued shares of common stock to consultants for services rendered.  We recorded consulting expense for fiscal years ended October 31, 2012 and 2011 of approximately $76,000 and $113,000, respectively, for shares of common stock issued to consultants.  In addition, during fiscal years 2012 and 2011, we recorded approximately $110,000 and $44,000, respectively, of consulting expense for stock options granted to consultants.  During the fourth quarter of fiscal year 2012, management discontinued compensating employees through the issuance of stock and does not presently anticipate instituting this practice in the future.  Management intends to continue issuing stock options to provide incentives which will attract, retain and motivate highly competent persons as officers, key employees and non-employee directors of, and consultants to, the Company.

Based on currently available information, we believe that our existing cash, cash equivalents, and short-term investments, together with expected cash flows from patent licensing and enforcement, and other potential sources of cash flow may not be sufficient to enable us to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or securities convertible into or exercisable for equity securities could result in dilution to our shareholders.  We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

As shown in the accompanying consolidated financial statements, we have incurred a net loss of approximately $4,253,000 during the fiscal year ended October 31, 2012, and, as of that date, we have an accumulated deficit of approximately $125,083,000 and a net shareholders’ deficit of approximately $1,194,000.  These and the other factors described herein raise uncertainty about our ability to continue as a going concern.  Management’s plans in regard to these matters are set forth above.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  The report from our independent registered public accountants, KPMG LLP, dated January 29, 2013, includes an explanatory paragraph related to our ability to continue as a going concern.

Contractual Obligations

The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2012:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Noncancelable Operating Leases	313,000	339,000	-	-	652,000
Convertible Debentures			750,000		750,000
Secured Loan Obligation to Mars Overseas	-	5,000,000	-	-	5,000,000
Total Contractual Cash Obligations	$ 313,000	$ 5,339,000	$ 750,000	$ -	$ 6,402,000

Off-Balance Sheet Arrangements

We have no variable interest entities or other off-balance sheet obligation arrangements.

Effect of Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12 (“ASU 2011-12”),Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This amendment defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. ASU 2011-12 is effective at the same time as Accounting Standards Update 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU 2011-12 is deferring. ASUs 2011-12 and 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted ASUs 2011-05 and 2011-12 on November 1, 2012.  We do not expect the adoption of these new disclosure requirements to have a material impact on our disclosures or consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update 2012-04 (“ASU 2012-04”), Technical Corrections and Improvements. The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification. The amendments in ASU 2012-04 will be effective for interim and annual reporting periods beginning after December 15, 2012. The Company will adopt ASU 2012-04 on February 1, 2013. The Company does not expect the adoption of ASU 2012-04 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2012, the FASB issued Accounting Standards Update 2012-03 (“ASU 2012-03”), Technical Amendments and Corrections to SEC Sections.  ASU 2012-03 is issued to amend certain SEC paragraphs in the FASB Accounting Standards Codification, including Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin, Technical Amendments, and Corrections Related to FASB Accounting Codification. The amendments in ASU 2012-03 will be effective for interim and annual reporting periods beginning after December 15, 2012. The Company will adopt ASU 2012-03 on February 1, 2013. The Company does not expect the adoption of ASU 2012-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

As of October 31, 2012, we had invested a portion of our cash on hand in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing short-term instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, which investments consist of FDIC guaranteed certificates of deposit, our rate of return on these securities could be affected at the time of reinvestment, if any.

At October 31, 2012, our investment in Videocon GDRs is recorded at fair value of approximately $4,728,000 and has exposure to additional price risk.  The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of October 31, 2012 amounts to approximately $473,000.

At October 31, 2012 we determined that the discontinuation of funding by CTI and the lack of available financial information from Volga has impaired the value of our investment in Volga and accordingly, a write-off of our investment of approximately $128,000 was recorded as of October 31, 2012.

As a small business issuer, the Company is not required to provide the disclosures set forth in this item.

Item 8.            Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act.  Based upon that evaluation, our President and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2012.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2012.  In making this assessment our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2012.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2012 has not been audited by our auditors, KPMG LLP or any other independent registered accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9A(T).    Controls and Procedures.

Not applicable.

Item 9B.          Other Information.

On January 25, 2013, we entered into subscription agreements with 20 accredited investors, pursuant to which we sold $1,765,000 principal amount of convertible debentures and 5,882,745 common purchase warrants.  For a complete description, see “Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities” of this Annual Report on Form 10-K.

On January 28, 2013, we terminated the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  For a complete description, see “Item 1. Business – Prior Agreements.”

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

(a)        Our Directors and Executive Officers

The following table sets forth certain information with respect to all of our directors and executive officers:

Name	Position with the Company and Principal Occupation	Age	Director and/ or Executive Officer Since
Lewis H. Titterton Jr.	Chairman of the Board	68	2010
Robert A. Berman	Director, President and Chief Executive Officer	49	2012
Henry P. Herms	Director, Chief Financial Officer and Vice President – Finance	67	2000
Dr. Amit Kumar	Director, Strategic Advisor	48	2012
Bruce F. Johnson	Director	70	2012
Kent B. Williams	Director	63	2012
John Roop	Senior Vice President – Engineering	63	2012

There is no arrangement or understanding between the directors and executive officers and any other person pursuant to which any director or executive officer was to be selected as a director or executive officer.

(b)       Business Experience of our Directors and Executive Officers

            Mr. Titterton has served as a director since August 16, 2010, the Chairman of the Board since July 20, 2012 and interim Chief Executive Officer from August 21, 2012 until September 19, 2012.  Mr. Titterton is currently Chairman of the Board of NYMED, Inc., a diversified health services company.  His background is in high technology with an emphasis on health care and he has been with NYMED, Inc. since 1989.  Mr. Titterton founded MedE America, Inc. in 1986 and was Chief Executive Officer of Management and Planning Services, Inc. from 1978 to 1986.  Mr. Titterton also served as one of our Directors from July 1999 to January 2003.  He holds a M.B.A. from the State University of New York at Albany, and a B.A. degree from Cornell University.

            Mr. Berman has served as our President and Chief Executive Officer since September 19, 2012 and was elected to our Board of Directors on November 30, 2012. Mr. Berman has experience in a broad variety of areas including finance, acquisitions, marketing, and the development, licensing, and monetization of intellectual property.  He was recently the CEO of IP Dispute Resolution Corporation, a consulting company focused on patent monetization, from March 2007 to September 2012. Prior to IPDR, Mr. Berman was the Chief Operating Officer and General Counsel of Acacia Research Corporation from 2000 to March 2007.   Mr. Berman holds a J.D from the Northwestern University School of Law and a B.S. in Entrepreneurial Management from the Wharton School of the University of Pennsylvania.

Dr. Kumar has served on our Board of Directors since November 30, 2012 and has been a strategic advisor to the Company since September 19, 2012.  Dr. Kumar has been CEO of Geo Fossil Fuels LLC, an energy company, since December 2010.  From September 2001 to June 2010, Dr. Kumar was President and CEO of CombiMatrix Corporation, a Nasdaq listed biotechnology company and also served as director from September 2000 to June 2012.  Dr. Kumar was Vice President of Life Sciences of Acacia Research Corp., a publicly traded patent monetization company, from July 2000 to August 2007 and also served as a director from January 2003 to August 2007.   Dr. Kumar has served as Chairman of the Board of Directors of Ascent Solar Technologies, Inc., a publicly-held solar energy company, since June 2007, and as a director of Aeolus Pharmaceuticals, Inc. since June 2004.  Dr. Kumar holds an A.B. in Chemistry from Occidental College and Ph.D. from Caltech.

Mr. Johnson has served on our Board of Directors since August 29, 2012.  Mr. Johnson has been a commodity trader on the Chicago Mercantile Exchange for over 40 years. He has served as a member of the board of directors of CME Group Inc. since 1998. He had previously served as President, Director and part-owner of Packers Trading Company, a former futures commissions merchant/clearing firm at the CME from 1969 to 2003. He also serves on the board of directors of the Chicago Crime Commission. Mr. Johnson holds a B.S. in Marketing from Bradley University and a J.D. from John Marshall Law School.

Mr. Williams has served on our Board of Directors since August 21, 2012.  He has the managing member of Vista Asset Management LLC, an investment advisory firm, since 2002. He has more than 40 years’ experience in the capital markets, including positions with U.S. Trust, Wood Island Associates and Merrill Lynch. In 2011, he also founded VIA Motors, a clean tech, plug-in electric vehicle company. He is a member of the CFA Institute and the CFA Society of San Francisco and received his M.B.A. from St Mary’s College of California and a B.A. from the University of California at Berkeley.

            Mr. Herms has served as our Chief Financial Officer and Vice President – Finance since November 2000 and as one of our Directors since August 2001.  Mr. Herms was also our Chief Financial Officer from 1982 to 1987.  He is also a former audit manager and CPA with the firm of Arthur Andersen LLP.  He holds a B.B.A. degree from Adelphi University.

            Mr. Roop has served as our Senior Vice President – Engineering since September 19, 2012.  Mr. Roop has 18 years of experience analyzing and evaluating patents for acquisition and licensing, and over 20 years of experience as a Silicon Valley design engineer and engineering executive.  From June 2008 until September 2012, he was a technology consultant and expert witness.  Prior thereto, he was Senior Vice President of Engineering at Acacia Research from November 2002 until June 2008 and was instrumental in developing Acacia's patent acquisition operations. Previously, Mr. Roop was a co-founder and Senior Vice President of Engineering at StarSight Telecast, a pioneering developer of electronic program guides, and Vice President of Engineering at VSAT Systems, Inc., a satellite telecommunications systems developer.  Mr. Roop holds a B.S.E.E degree in Electrical Engineering from University of California, Berkeley.

We believe that our board of directors represents a desirable mix of backgrounds, skills, and experiences. Below are some of the specific experiences, qualifications, attributes or skills in addition to the biographical information provided above that led to the conclusion that each person should serve as one of our directors in light of our business and structure:

Mr. Titterton has been involved with our Company as a director or investor for over nineteen years. Mr. Titterton also has substantial experience with advising on the strategic development of technology companies and over forty years of experience in various aspects of the technology industry.

Mr. Berman has experience in development, licensing, and monetization of intellectual property as well a broad variety of other areas including finance, acquisitions, and marketing, and has served as an officer of another publicly traded patent monetization company.

Dr. Kumar has experience in development, licensing, and monetization of intellectual property as well as a broad variety of other areas including finance, acquisitions, R&D, and marketing, and has served as a director and officer of another publicly traded patent monetization company.

Mr. Johnson has been involved with the Company as an investor for over 9 years and has over 30 years’ experience in the capital markets as a result of his investment background.

Mr. Williams has been involved with the Company as an investor for over 12 years and has over 40 years’ experience in the capital markets.

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

Except for Dr. Kumar and Mr. Johnson, none of our current directors or executive officers have served as a director of another public company within the past five years.

(c)        Our Significant Employees

We have no significant employees other than our executive management team.

(d)       Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(e)        Involvement of Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree or finding relating to an alleged violation of the federal or state securities, commodities, banking or insurance laws or regulations or any settlement thereof or involvement in mail or wire fraud in connection with any business entity not subsequently reversed, suspended or vacated and (6) being subject of, or a party to, any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission.  Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.  Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2012, except that Mr. Berman filed his initial Form 3 one day late due to a delay in obtaining the necessary electronic filing codes from the Commission.

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

Nomination Procedures

There were no changes to the procedures by which security holders may recommend nominations to our Board of Directors during our fiscal year 2012.

Audit Committee and Audit Committee Financial Expert

The Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  We do not have a separately-designated standing Audit Committee.  The functions of the Audit Committee have been assumed by our full Board of Directors.  Our Board of Directors has not concluded that Dr. Kumar or Messrs. Johnson, Titterton or Williams, the non-management directors, meet the definition of “audit committee financial expert” and accordingly, we do not have an audit committee financial expert serving on our Audit Committee. The Commission’s rules do not require us to have an audit committee financial expert, and our Board of Directors has determined that it possesses sufficient financial expertise to effectively discharge its obligations.

Item 11.           Executive Compensation

Compensation Discussion and Analysis

The following discusses our executive compensation philosophy, decisions and practices for fiscal year 2012.  As a small company with only 7 employees and a small management team, we have implemented a simple and modest compensation structure based on our overall goal to ensure that the total compensation paid to our executives is fair, reasonable and competitive.  Our Board of Directors deems such a simple, less formula-based compensation structure advisable and consistent with the Company’s overall compensation objectives and philosophies.  Accordingly, the method of compensation decision-making actually employed by the Company does not lend itself to extensive analytical and quantitative analysis, but rather is based on the business judgment of the Company’s Chief Executive Officer and our Board of Directors as described in more detail below.

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

Role of our Board of Directors

Our Board of Directors is primarily responsible for determining executive compensation and employee benefit plans for fiscal year 2012.  Our Board of Directors evaluates the performance of our Chief Executive Officer directly.  The Chief Executive Officer is not present during the Board of Directors deliberations as to his compensation.

With respect to senior management other than the Chief Executive Officer, Mr. Berman, our current Chief Executive Officer, participates in the decision-making by making recommendations to the Board of Directors. After informal discussion regarding such recommendations, the Board of Directors vote on any recommended compensation changes.  Our Board of Directors do not utilize any particular formula in determining any compensation changes but instead exercises its business judgment in view of our overall compensation philosophy and objectives.

Elements of Executive Compensation

Our executive compensation consists primarily of two elements: (1) base salary and (2) stock options under our stock equity incentive plans and, when appropriate, performance based bonus.  Our Board of Directors does not follow a specific set of guidelines or formulas in determining the amount and mix of compensation elements.  We seek to reward shorter-term performance through base salary and, when appropriate, performance based bonus and longer-term performance through stock options granted under our stock equity incentive plans.

Base Salary

In setting salaries for fiscal year 2012, the Board of Directors considered several factors to help evaluate the reasonableness and competitiveness of the Company’s base salaries.  The Board of Directors initially determines base salary for each executive based on the executive’s salary for the prior fiscal year.  The Board of Directors then considers the level of job responsibilities, the executive’s experience and tenure and the executive’s performance in helping the Company achieve certain goals, including (i) development of its flat panel technology, (ii) making business arrangements for licensing its technology, (iii) development of encryption products and (iv) making business arrangements to license and market its encryption products.   In light of our transition to a company whose primary business is Patent Monetization and Patent Assertion, in considering the base salary for our new management team, we considered (a) the executive’s role in such transition, (b) his level of job responsibilities, (c) the executive’s experience and tenure with other companies in that business, (d) the executive’s performance in helping in the (x)  monetization and assertion of the Company’s existing patent portfolios, and (y) acquisition of patents and patent enforcement rights from third parties.  The Board of Directors give no specific weight to any of the above factors so it is not possible to provide a complete qualitative and quantitative discussion linking the Company’s compensation objectives and policies with the actual salaries paid to our executives.

Because the market for talented executives is extremely competitive, the Board of Directors also considers, from time to time, the form and amount of compensation paid to executives of other companies, compiled from publicly available information.  While the Company takes into account competitive market data, it does not target a specific benchmark for compensation from the other companies whose compensation it reviews.  To maintain flexibility, the Company also does not target base salary at any particular percent of total compensation.  While the Board of Directors can engage compensation consultants to assist with this task, the Board of Directors did not retain any third party consultants or engaged in any formal comparison of compensation of the Company to compensation at other companies during fiscal year 2012.    Individual base salaries are reviewed annually.

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

In general, we grant stock options under stock equity incentive plans to directors, officers, and other employees upon commencement of their employment with us and periodically thereafter.  We generally grant stock options at regularly scheduled Board meetings.  The option awards are granted at an exercise price equal to the closing price of common stock on the grant date (the date the grant is approved.)  Options for directors and officers generally vest on the date of grant or after a period ranging from 6 months to 3 years following the grant date, provided the directors or officers remain employed on the vesting date, so that such compensation is at risk of forfeiture based on the directors or officers’ continued service with us.

As with other elements of executive compensation, the determination of stock options granted were not based on complex or extensive quantitative or qualitative factors that lend themselves to substantive disclosure.  Instead, the awards granted in fiscal year 2012 were based primarily on the business judgment of the Board of Directors.

The stock equity incentive plans also provide for the award of restricted stock, although such awards have not been used in any material respect.  No restricted stock was awarded during fiscal year 2012.

Shareholder Advisory Vote

As a smaller reporting company, the Company has not previously sought a shareholder advisory vote on executive compensation and, therefore our Board of Directors has not considered the results of such vote in determining executive compensation policies and decisions.

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

Compensation Committee Report

The Board of Directors has reviewed and discussed the above “Compensation Discussion and Analysis” with management.  Based upon this review and discussion, the Board has recommended that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

                                                                        Lewis H. Titterton Jr.

Robert A. Berman

Henry P. Herms

Bruce F. Johnson

Dr. Amit Kumar

Kent B. Williams

Executive Compensation

The following table sets forth certain information for fiscal year ended October 31, 2012, with respect to compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer (the “Named Executive Officers”).  No other executive officer received total compensation in excess of $100,000 during fiscal year 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($) (1)		All Other Compensation ($) (2)		Total Compensation ($)
Robert A. Berman (3) Chief Executive Officer and Director	2012		$32,223		$-		$2,882,667		$-		$2,914,890
Lewis H. Titterton Jr. (4) Interim Chief Executive Officer and Chairman of the Board	2012		$-		$-		$136,575		$-		$136,575
Denis A. Krusos (5) former Chairman of the Board and Chief Executive Officer	2012 2011 2010	$ $ $	208,333 250,000 250,000	$ $ $	- 200,000 -	$ $ $	- 179,356 -	$ $ $	29,145 34,813 37,524	$ $ $	237,478 664,169 287,524
Henry P. Herms Chief Financial Officer, Vice President- Finance and Director	2012 2011 2010	$ $ $	150,000 129,167 125,000	$ $ $	- 12,500 12,500	$ $ $	69,219 29,893 -	$ $ $	15,033 18,508 16,244	$ $ $	234,252 190,068 153,744
John Roop (6) Senior Vice President of Engineering	2012		$25,000		$-		$1,441,333		$-		$1,466,333

(1)   Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal years ended October 31, 2012, 2011 and 2010 for each Named Executive Officer in accordance with ASC 718 and also reflects the repricing of certain options on September 5, 2012. See “Option Repricing,” below”.   A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2012, included elsewhere in this Annual Report on Form 10-K.

(2)   Amounts in the All Other Compensation column reflect, for each Named Executive Officer, the sum of the incremental cost to us of all perquisites and personal benefits, which consisted solely of auto allowance and related expenses for fiscal years ended October 31, 2012, 2011 and 2010.

(3)   Mr. Berman was elected as President and Chief Executive Officer on September 19, 2012 and elected as a director on November 30, 2012.  Pursuant to the terms of his employment agreement, while Mr. Berman’s salary accrued, it is not payable until the milestone set forth in his employment agreement is achieved.  See “Employment and Consulting Agreements” below in this section.

(4)   Mr. Titterton served as our interim Chief Executive Officer from August 21, 2012 to September 19, 2012.  On September 19, 2012, the Board approved a grant to Lewis H. Titterton of a stock option to purchase 750,000 shares of Company common stock in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a Director of the Company.

(5)   Mr. Krusos was terminated as the Chief Executive Officer of the Company on August 21, 2012 and he resigned as a director on October 8, 2012.

(6)   Mr. Roop was elected as Senior Vice President of Engineering on September 19, 2012.  Pursuant to the terms of his employment agreement, while Mr. Roop’s salary accrued, it is not payable until the milestone set forth in his employment agreement is achieved.  See “Employment and Consulting Agreements” below in this section.

Employment and Consulting Agreements

            Employment Agreement with Robert Berman

            On September 19, 2012, the Company entered into an Employment Agreement with Mr. Berman (the “Berman Agreement”) to serve as President and Chief Executive Officer of the Company.  Pursuant to the Berman Agreement, Mr. Berman will receive an annual base salary of $290,000, provided, however that payment of his salary is deferred until the Cash Milestone (as described below) has been achieved.

            In addition to his base salary, Mr. Berman is entitled to a cash bonus of $50,000, if the Company generates aggregate cash payments in excess of a specified amount (the “Cash Milestone”) prior to September 19, 2013.   Mr. Berman is also entitled to two additional cash bonuses of $50,000 if the average trading price of the Company’s common stock exceeds two separate price targets (the “Stock Price Targets”) prior to September 19, 2013.

The Company also granted Mr. Berman options to purchase 16,000,000 shares of the Company’s common stock, with an exercise price equal $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board).  Half of the options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the Berman Agreement is terminated or constructively terminated by the Company without cause (as defined below), an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the options will vest in three equal installments upon achievement of the Cash Milestone and the Stock Price Targets (without regard to the 12 month period).  The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan (as defined below).

            If Mr. Berman’s employment is terminated by the Company or he terminates his employment for any reason or no reason, the Company shall be obligated to pay to Mr. Berman only any earned compensation and/or bonus due under the Berman Agreement, any unpaid reasonable and necessary expenses, and any accrued and unpaid benefits due to him in accordance with the terms and conditions of the Company’s benefit plans and policies including any accrued but unpaid vacation up to the cap of 20 days through the date of termination.  All such payments shall be made in a lump sum immediately following termination as required by law.

            “Cause” means (i) commission of or entrance of a plea of guilty or nolo contendere to a felony; (ii) conviction for engaging or having engaged in fraud, breach of fiduciary duty, a crime of moral turpitude, dishonesty, or other acts of willful misconduct or gross negligence in connection with the business affairs of the Company or its affiliates; (iii) a conviction for theft, embezzlement, or other intentional misappropriation of funds by employee from the Company or its affiliates; (iv) a conviction in connection with the willful engaging by employee in conduct which is demonstrably and materially injurious to the Company or its affiliates, monetarily or otherwise.

Employment Agreement with John Roop

            On September 19, 2012, the Company entered into an Employment Agreement with John Roop (the “Roop Agreement”) to serve as Senior Vice President of Engineering of the Company.  Pursuant to the Roop Agreement, Mr. Roop will receive an annual base salary of $225,000, provided, however that payment of his salary is deferred until the Cash Milestone (as described below) has been achieved.

            In addition to his base salary, Mr. Roop is entitled to a cash bonus of $50,000, if the Company generates aggregate cash payments in excess of a specified amount (the “Cash Milestone”) prior to September 19, 2013.   Mr. Roop is also entitled to two additional cash bonuses of $50,000 if the average trading price of the Company’s common stock exceeds two separate price targets (the “Stock Price Targets”) prior to September 19, 2013.

In addition to his base salary, Mr. Roop is entitled to receive the same cash bonuses granted to Mr. Berman and was granted options to purchase 8,000,000 shares of the Company’s common stock and upon the same terms as those granted to Mr. Berman.

Consulting Agreement with Amit Kumar

On September 19, 2012, Company entered into a consulting agreement with Dr. Kumar pursuant to which Dr. Kumar will provide business consulting services for an annual consulting fee of $120,000, provided, however that payment of the consulting fee is deferred until the Cash Milestone has been achieved.

In addition to his consulting fee, Dr. Kumar is entitled to receive the same cash bonuses granted to Mr. Berman and was granted options in the same amount and upon the same terms and those granted to Mr. Berman.

Stock Options

The following table sets forth certain information with respect to unexercised stock options held by the Named Executive Officers outstanding on October 31, 2012:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un -Exercisable	Option Exercise Price ($)	Option Expiration Date
Robert A. Berman	222,230 (1) –	7,777,770 8,000,000(2)	$ 0.2175 $ 0.2175	9/19/2022 9/19/2022
Lewis H. Titterton Jr.	250,000(3)	500,000(3)	$ 0.2225	9/19/2022
Denis A. Krusos (4)	500,000 250,000 1,000,000 1,500,000 1,000,000 1,000,000 700,000 1,000,000 1,000,000 600,000		$ 0.430 $ 0.810 $ 1.040 $ 0.650 $ 0.520 $ 0.830 $ 0.700 $ 1.170 $ 0.920 $ 0.370	2/22/2014 5/10/2014 10/25/2014 2/17/2015 10/30/2015 5/31/2016 11/20/2016 8/21/2017 8/21/2017 8/21/2017
Henry P. Herms	5,000(5) 45,000 70,000(5) 100,000 100,000 50,000(5) 50,000 75,000(5) 100,000(5) 100,000 8,345(6)	291,655(6)	$ 0.145 $ 0.810 $ 0.145 $ 0.650 $ 0.520 $ 0.145 $ 0.700 $ 0.145 $ 0.145 $ 0.370 $ 0.235	5/10/2014 5/10/2014 10/25/2014 2/17/2015 10/30/2015 5/31/2016 11/20/2016 11/11/2017 10/7/2019 6/01/2021 9/19/2022
John Roop	111,115 (7) –	3,888,885 4,000,000(8)	$ 0.2175 $ 0.2175	9/19/2022 9/19/2022

(1)        222,230 options vested and became exercisable on October 31, 2012 and the remaining 7,777,770 shares shall vest and become exercisable in 35 consecutive monthly installments on the last day of each month, beginning November 30, 2012 and continuing through September 30, 2015.

(2)        Options will vest in three equal installments upon achievement of the Cash Milestone and the Stock Price Targets.

(3)        250,000 options immediately vested on September 19, 2012, and the remaining 500,000 options shall vest and become exercisable in two consecutive annual installments of 250,000 options each beginning on September 19, 2013.

(4)        Mr. Krusos’ employment was terminated effective August 21, 2012. The exercisability of Mr. Krusos’ options will be subject to the results of the Company’s ongoing review of the facts underlying his termination, which results shall be presented to the Board upon completion.

(5)        Options were repriced on September 4, 2012.   See “Options Repricing”, below.

(6)        8,345 options vested and became exercisable on October 31, 2012 and the remaining 291,655 shares shall vest and become exercisable in 35 consecutive monthly installments on the last day of each month, beginning November 30, 2012 and continuing through September 30, 2015.

(7)        111,115 options vested and became exercisable on October 31, 2012 and the remaining 3,888,885 shares shall vest and become exercisable in 35 consecutive monthly installments on the last day of each month, beginning November 30, 2012 and continuing through September 30, 2015.

(8)        Options will vest in three equal installments upon achievement of the Cash Milestone and the Stock Price Targets.

The following table sets forth certain information with respect to grants of stock options to the Named Executive Officers during fiscal year 2012:

GRANTS OF PLAN BASED AWARDS TABLE
Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value ($) (1)
Robert A. Berman	9/19/2012(2)	16,000,000	$ 0.2175(4)	$ 2,882,667
Lewis H. Titterton Jr.	9/19/2012	750,000	$ 0.2225(5)	$ 136,575
Denis A. Krusos	--	--	--	--
Henry P. Herms	9/19/2012(3) 9/4/2012(7)	300,000 300,000	$ 0.235(6) $ 0.145	$ 57,930 $ 11,289
John Roop	9/19/2012(8)	8,000,000	$ 0.2175(4)	$ 1,441,333

(1)        In accordance with ASC 718, the aggregate grant date fair value of stock option awards for each Named Executive Officer reflects the repricing of certain options on September 5, 2012.  See “Option Repricing,” below

(2)        Reflects options granted to Mr. Berman under the Berman Agreement.

(3)        Reflects options granted to Mr. Herms under the 2010 Share Incentive Plan.

(4)        The exercise price was determined by calculating the average of the high and the low sales price of the Common Stock on the trading day immediately preceding the approval of such options by the Board.

(5)        The exercise price was based on the average of the high and the low sales price of the Common Stock on the second trading day immediately following the approval of such options by the Board.

(6)        The exercise price was based on the closing trading price of the Common Stock on the second trading day immediately following the approval of such options by the Board.

(7)        Options were repriced on September 4, 2012.   See “Options Repricing”, below.

(8)        Reflects options granted to Mr. Roop under the Roop Agreement.

There were no stock options exercised during fiscal year 2012 by Named Executive Officers.

Option Repricing

            On September 4, 2012, the Board approved a re-pricing of options to purchase a total of 1,840,000 shares of the Company’s common stock granted under the Company’s 2003 Share Incentive Plan, which were granted from May 11, 2004 to October 8, 2009 with exercise prices ranging from $0.65 to $1.46 and are held by 11 persons, including Henry P. Herms and George Larounis.  Pursuant to the re-pricing, the option agreements were unilaterally amended by the Board to reduce the exercise price of each option to $0.145, which was the closing sales price of the Company’s common stock on September 4, 2012. The number of shares, the vesting commencement date and the length of the vesting period, and expiration period for each of these options were not altered.

            The following stock option grants and related stock option agreements issued to the Company’s Named Executive Officers and directors are affected by the re-pricing:

	Grant Date	# of Shares	Old Option Price	New Option Price	Exercise Date	Expiration Date
Henry P. Herms
	5/11/04	5,000	$ 0.81	$ 0.145	9/4/12	5/10/04
	10/26/04	70,000	$ 1.04	$ 0.145	9/4/12	10/25/04
	6/1/06	50,000	$ 0.83	$ 0.145	9/4/12	5/31/16
	11/12/07	75,000	$ 1.17	$ 0.145	9/4/12	11/11/17
	10/8/09	100,000	$ 0.92	$ 0.145	9/4/12	10/7/19
		300,000
George Larounis
	10/26/04	60,000	$ 1.04	$ 0.145	9/4/12	10/25/14
	6/1/06	120,000	$ 0.83	$ 0.145	9/4/12	5/31/16
	11/13/07	60,000	$ 1.21	$ 0.145	9/4/12	11/12/17
	10/8/09	60,000	$ 0.92	$ 0.145	9/4/12	11/30/17
		300,000

Potential Payments upon Termination or Change in Control

            Robert A. Berman

            As more fully described in “Employment Agreement with Robert Berman,” if Mr. Berman is terminated without cause, an additional 12 months of vesting of his options will be accelerated and such accelerated options will become immediately exercisable.  The value of such options would be $110,667, which was calculated by multiplying (a) 2,666,664 options (being the number of options granted to him on September 19, 2012 that would be accelerated) (b) an amount equal to the excess of the (x) our closing share price on October 31, 2012 of $0.259 and (y) the options’ exercise price of $0.2175 per share.

In addition to the acceleration of the options, if Mr. Berman’s employment is terminated by the Company or he terminates his employment for any reason or no reason, the Company shall be obligated to pay to Mr. Berman only any earned compensation and/or bonus due under the Berman Agreement, any unpaid reasonable and necessary expenses, and any accrued and unpaid benefits due to him in accordance with the terms and conditions of the Company’s benefit plans and policies including any accrued but unpaid vacation up to the cap of 20 days through the date of termination (which accrued and unpaid benefits would have a maximum value of $22,308).

            As more fully described in “Employment Agreement with John Roop,” if Mr. Roop is terminated without cause, an additional 12 months of vesting of his options will be accelerated and such accelerated options will become immediately exercisable.  The value of such options would be $55,333, which was calculated by multiplying (a) $111,111 options (being the number of options granted to him on September 19, 2012 that would be accelerated options by (b) an amount equal to the excess of the (x) our closing share price on October 31, 2012 of $0.259 and (y) the options’ exercise price of $0.2175 per share.

            In addition to the acceleration of the options, if Mr. Roop’s employment is terminated by the Company or he terminates his employment for any reason or no reason, the Company shall be obligated to pay to Mr. Roop only any earned compensation and/or bonus due under the Roop Agreement, any unpaid reasonable and necessary expenses, and any accrued and unpaid benefits due to him in accordance with the terms and conditions of the Company’s benefit plans and policies including any accrued but unpaid vacation up to the cap of 20 days through the date of termination (which accrued and unpaid benefits would have a maximum value of $ 17,308)

            Henry P. Herms

            Mr. Herms’ outstanding unvested stock option awards granted under the 2010 Share Incentive Plan would immediately vest and become exercisable upon a change in control as defined below.  The value of Mr. Herms’ outstanding options would be $7,000, which was calculated by multiplying (a) 291,655 options (being the unvested portion of options granted to him on September 19, 2012 that he held on October 31, 2012) by (b) an amount equal to the excess of the (x) our closing share price on October 31, 2012 of $0.259 and (y) the options’ exercise price of $0.235 per share.

Under the 2010 Share Incentive Plan, “change in control” means:

•                    Change in Ownership: A change in ownership of the Company occurs on the date that any one person, or more than one person acting as a group, acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company, excluding the acquisition of additional stock by a person or more than one person acting as a group who is considered to own more than 50% of the total fair market value or total voting power of the stock of the Company.

•                     Change in Effective Control: A change in effective control of the Company occurs on the date that either:

o      Any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of the Company possessing 30% or more of the total voting power of the stock of the Company; or

o     A majority of the members of the Board of Directors of the Company is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the board of directors before the date of the appointment or election; provided, that this paragraph will apply only to the Company if no other corporation is a majority shareholder.

•                    Change in Ownership of Substantial Assets: A change in the ownership of a substantial portion of the Company's assets occurs on the date that any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of the assets of the Company immediately before such acquisition or acquisitions. For this purpose, “gross fair market value” means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

It is the intent that this definition be construed consistent with the definition of “Change of Control” as defined under Code Section 409A and the applicable treasury regulations, as amended from time to time.

Director’s Compensation

There is no present arrangement for cash compensation of directors for services in that capacity.  Under the CopyTele, Inc. 2003 Share Incentive Plan (the “2003 Share Incentive Plan”) and subsequently under the 2010 Share Incentive Plan (the “2010 Share Incentive Plan”), each non-employee director is entitled to receive nonqualified stock options to purchase 60,000 shares of common stock upon their election to the Board of Directors and 60,000 shares of common stock at the time of each annual meeting of our stockholders at which they are elected to the Board of Directors.  Accordingly, each of Messrs. Johnson and Williams received such an award upon his appointment to the Board in August 2012 and an additional option to purchase 60,000 shares upon re-election to our Board of Directors at our 2012 annual meeting of stockholders.  In addition, the Board awarded Mr. Williams (a) an option to purchase 750,000 shares of common stock on September 19, 2012 and (b) an option to purchase 1,000,000 shares of common stock on November 30, 2012 in recognition of his efforts to identify and bring on the new management team.  On September 19, 2012, the Board approved a grant to Lewis H. Titterton of a stock option to purchase 750,000 shares of Company common stock in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a Director of the Company and an option to purchase an additional 60,000 shares upon re-election to our Board of Directors at our 2012 annual meeting of stockholders.

Our employee directors, Denis A. Krusos and Henry P. Herms, did not receive any additional compensation for services provided as a director during fiscal year 2012.  Prior to his appointment as interim Chief Executive Officer of the Company on August 21, 2012 until September 19, 2012, Mr. Titterton was a non-employee director.   The following table sets forth compensation of Messrs, Larounis, Titterton, Johnson and Williams, our non-employee directors for fiscal year 2012:

DIRECTORS COMPENSATION
Name	Option Awards ($) (1)	Bonus ($)	All Other Compensation ($)
George P. Larounis (2)	$ 13,348	-	-
Lewis H. Titterton Jr.	(3)	(3)	(3)
Bruce F. Johnson	$ 5,118	-	-
Kent B. Williams	$ 139,617		-

(1)   Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal year ended October 31, 2012, in accordance with ASC 718 and also reflects the incremental fair value with respect to the repricing of certain options on September 5, 2012.   A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2012, included elsewhere in this Annual Report on Form 10-K.  At October 31, 2012, Mr. Larounis (our former non-employee director) Messrs. Johnson, Titterton and Williams (our current non-employee directors) held unexercised stock options to purchase 720,000, 60,000, 750,000 and 810,000  shares respectively, of our common stock.

(2)   Mr. Larounis determined to retire and not stand for re-election at our 2012 annual meeting of stockholders.

(3)   Mr. Titterton’s compensation as the Company’s interim Chief Executive Officer and as a director of the Company is fully disclosed in the Summary Compensation Table.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to our common stock beneficially owned as of January 25, 2013 by (a) each person who is known by ourmanagement to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and (c) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)(4)(5)(6)(7)	Percent of Class (8)
Mars Overseas Limited (9)	20,000,000	10.81%
P.O. Box 309, GI Ugland House
South Church Street, George Town
Grand Cayman, Cayman Island
Denis A. Krusos (10)	11,119,880	5.70%
One Lloyd Harbor Road
Lloyd Harbor, New York 1174
Lewis H. Titterton, Jr.	10,026,996	5.32%
900 Walt Whitman Road
Melville, NY 11747
Robert A. Berman	1,611,118	*
900 Walt Whitman Road
Melville, NY 11747
Dr. Amit Kumar	2,170,318	1.16%
900 Walt Whitman Road
Melville, NY 11747
Bruce F. Johnson	7,415,622	3.94%
900 Walt Whitman Road
Melville, NY 11747
Kent B. Williams	1,057,244	*
900 Walt Whitman Road
Melville, NY 11747
Henry P. Herms	1,307,252	*
900 Walt Whitman Road
Melville, NY 11747
John A. Roop	555,559	*
900 Walt Whitman Road
Melville, NY 11747
All Directors and Executive Officers as a	24,144,109	12.22%
Group
(7 persons)

* Less than 1%.

(1)        A beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security or has the right to obtain such voting power and/or investment power within sixty (60) days.  Except as otherwise noted, each designated beneficial owner in this Proxy Statement has sole voting power and investment power with respect to the shares of Common Stock beneficially owned by such person.

(2)        Includes 736,677 shares and 736,677 shares which Henry P. Herms and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 2003 Share Incentive Plan and/or the 2010 Share Incentive Plan.

(3)        Includes 1,400,000 shares, 700,000 shares, 280,000 shares, and 2,380,000 shares which Lewis H. Titterton, Bruce F. Johnson, Henry P. Herms and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of warrants purchased by them in the private placement on February 8, 2011.

(4)        Includes 99,540 shares indirectly owned through the Vista Asset Management 401(k) plan, of which Kent Williams and his wife are the sole trustees, 47,700 shares owned by Mr. Williams’ wife and 215,460 shares indirectly owned by Mr. Williams’ wife through the Vista Asset Management 401(k) plan.  Mr. Williams disclaims beneficial ownership of the shares owned by his wife.

(5)        Includes 1,630,434 shares, 1,630,434 shares and 3,260,868 shares which Lewis H. Titterton, Bruce F. Johnson and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon conversion of debentures purchased by them in the private placement on September 12, 2012.

(6)        Includes 500,000 shares,  1,000,000 shares, 1,000,000 shares and 2,500,000 shares that Robert A. Berman, Dr. Amit Kumar, Bruce F. Johnson and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon conversion of debentures and exercise of warrants purchased by them in the private placement on January 25, 2013.

(7)        Includes 250,000 shares, 1,111,118 shares, 583,334 shares, 555,559 shares, 1,111,118 shares and 3,611,129 shares which Lewis H. Titterton, Robert A. Berman, Kent B. Williams, John Roop, Dr. Amit Kumar and all directors and executive officers as a group, respectively, respectively, have the right to acquire within 60 days pursuant to option agreements with the Company.

(8)        Based on 185,104,037 shares of Common Stock outstanding as of January 25, 2013.

(9)        The Company has relied solely on information provided in Amendment No. 1 to the Schedule 13G which Mars Overseas Limited filed with the Securities and Exchange Commission on May 17, 2010.  As reported in the Schedule 13G/A, Mars Overseas is a joint venture controlled by six entities. The governing documents of Mars Overseas require majority voting of the six entities that are party to the joint venture with respect to the 20,000,000 CopyTele shares owned by Mars Overseas.  Four of these six entities are controlled by members of the Dhoot family, which include Messrs. Venugopal N. Dhoot, Rajkumar N. Dhoot and Pradipkumar N. Dhoot. The remaining two entities are publicly traded corporations outside of the United States, of which the above-mentioned members of the Dhoot family hold a significant percentage, although less than 50% of such publicly traded companies. Messrs. Venugopal N. Dhoot, Rajkumar N. Dhoot and Pradipkumar N. Dhoot all disclaim beneficial ownership in the shares held by Mars Overseas except to the extent of their pecuniary interest, and disclaim membership as a group.

(10)      The Company has relied solely on information provided in Amendment No. 7 to the Schedule 13G which Denis Krusos filed on February 18, 2011.  Mr. Krusos’ employment was terminated effective August 21, 2012. Includes 1,400,000 shares that Denis Krusos has the right to acquire within 60 days upon exercise of warrants purchased by him in the private placement on February 8, 2011.  Also includes 8,550,000 shares which Denis Krusos may have the right to acquire within 60 days upon exercise of options granted pursuant to the 2003 share incentive Plan and/or the 2010 Share Incentive Plan.  The exercisability of Mr. Krusos’ options will be subject to the results of the Company’s ongoing review of the facts underlying his termination, which results shall be presented to the Board upon completion.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information

The following is information as of October 31, 2012 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 2003 Share Incentive Plan and our 2010 Share Incentive Plan.  See Note 6 to Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans not approved by security holders (1)(2)(3)(4)	60,670,045	$0.3532	1,303,565

(1)        On April 23, 2003 the Board of Directors adopted the 2003 Share Incentive Plan. Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2003 Share Incentive Plan.  The 2003 Share Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, performance awards and stock units (the “2003 Benefits”).  The maximum number of shares of common stock available for issuance under the 2003 Share Incentive Plan initially was 15,000,000 shares.  On October 8, 2004, February 9, 2006, August 22, 2007 and December 3, 2008, the 2003 Share Incentive Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,000 shares, 55,000,000 shares and 70,000,000 shares, respectively.  The 2003 Share Incentive Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010 by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee and since August 2012, by the Executive Committee of the Board of Directors, which determines the option price, term and provisions of the Benefits.  The 2003 Share Incentive Plan contains provisions for equitable adjustment of the 2003 Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, spinoff, combination of shares, exchange of shares, dividends in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company.  The 2003 Share Incentive Plan terminates on April 21, 2013.  The Board of Directors may amend, suspend or terminate the 2003 Share Incentive Plan at any time.

(2)        On July 14, 2010 the Board of Directors adopted the 2010 Share Incentive Plan. Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2010 Share Incentive Plan. The 2010 Share Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, and performance awards and stock units (the “2010 Benefits”). The maximum number of shares of common stock available for issuance under the 2010 Share Incentive Plan was initially 15,000,000 shares.  On July 6, 2011 and August 29, 2012, the 2010 Share Incentive Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 and 30,000,000 shares, respectively. Current and future non-employees directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our stockholders at which they are elected to the Board of Directors. The 2010 Share Incentive Plan was administered by the Stock Option Committee through August 2012, and since August 2012 by the Executive Committee of the Board of Directors, which determines the option price, term and provisions of each option.  The 2010 Share Incentive Plan terminates on July 14, 2020.  The Board of Directors may amend, suspend of terminate the 2010 Share Incentive Plan at any time.

(3)        On September 19, 2012, the Company granted to Messrs. Berman, Kumar and Roop options to purchase 16,000,000 shares, 16,000,000 shares, and 8,000,000 shares, respectively, of the Company’s common stock, with an exercise price equal $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board).   Half of the options granted to each of them vest in 36 equal monthly installments commencing on October 31, 2012, provided that if such person is terminated or constructively terminated by the Company without cause (as defined in the applicable employment or consulting agreement with the Company), an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the options will vest in three equal installments if the Company generates aggregate cash payments in excess of a specified amount (the “Cash Milestone”) and if the average trading price of the Company’s common stock for a period of 15 trading days exceeds two separate price targets (the “Stock Price Targets”). The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

(4)        On September 19, 2012, the Board approved a grant to Lewis H. Titterton of a stock option to purchase 750,000 shares of Company common stock in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a Director of the Company and also approved a grant to Kent Williams of a stock option to purchase 750,000 shares of Company common stock in compensation for his service in bringing on the Company’s new management team.  All of these stock options have an exercise price of $0.2225 (the average of the high and low sales price on September 21, 2012), vest in 3 equal annual installments of 250,000 commencing on September 21, 2012 and have an expiration date of September 19, 2022.  The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

Item 13.           Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

As more fully disclosed in “Item 1. Business – Prior Agreements,” Videocon and Mars Overseas are related persons under Item 404 of Regulation S-K due to Mars Overseas’ beneficial ownership of more than five percent (5%) of our outstanding Common Stock.  Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon.  The initial installment was received in May 2008 however certain license fee payments were subsequently deferred.  The deferral of the license fee payments is no longer in effect; however, we cannot give any assurance that additional license fees will be received.  No license fee payments were received from Videocon during the fiscal years ended October 31, 2012 and 2011.  As of October 31, 2012, we have received aggregate license fee payments from Videocon of $3.2 million and $7.8 million remains owed to us.  We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

As more fully disclosed in “Item 1. Business – Prior Agreements”  we are parties to a Technology License Agreement with Volga-Svet Ltd., a Russian corporation (“Volga”), to produce and market our thin, flat, low voltage phosphor, Nano Displays in Russia. Volga is considered a related party under item 404 of Regulation S-K due to our 19.9% ownership interest in Volga.  We have been working with Volga for the past fourteen years to assist us with our low voltage phosphor displays.  During the fiscal year ended October 31, 2012, we paid Volga $326,000 in research and development fees. During the third quarter of fiscal 2012 we reduced our level of development activity with Volga.  Since we do not anticipate that we will continue to develop our Nano Displays, we are re-evaluating the Volga License Agreement and our ownership interest in Volga.

As more fully described in “Item 5. - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -- Recent Sales of Unregistered Securities,” on September 12, 2012, we completed a private placement of $750,000 principal amount of 8% Convertible Debentures due 2016 (the “Debentures”).  Lewis H. Titterton, Jr. the Company’s Chairman and then Chief Executive Officer, and Bruce Johnson, a director of the Company, each purchased $250,000 principal amount of the securities in this offering.

As more fully described in “Item 5. - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -- Recent Sales of Unregistered Securities,” on January 25, 2013, we completed a private placement of $1,765,000 principal amount of 8% Convertible Debentures due 2015 (the “Debentures”) and warrants (the “Warrants”) to purchase 5,882,745 shares of common stock.  Robert A. Berman, the Company’s President, Chief Executive Officer and a director, Dr. Amit Kumar, a consultant and director of the Company, and Bruce Johnson, a director of the Company, purchased $50,000, $100,000, and $100,000, respectively, of securities in this offering.

As more fully described in “Item 11.Executive Compensation - Employment and Consulting Agreements,” on September 19, 2012, we entered into employment or consulting agreements with each of Robert A. Berman, the Company’s President, Chief Executive Officer and a director, Dr. Amit Kumar, a consultant and director of the Company, and John Roop, the Company’s Senior Vice President of Engineering and concurrently issued to them options to purchase 16,000,000, 16,000,000 and 8,000,000 shares of the Company’s common stock, respectively.

Related Person Transaction Approval Policy

While we have no written policy regarding approval of transactions between us and a related person, our Board of Directors, as matter of appropriate corporate governance, we reviews and approves all such transactions, to the extent required by applicable rules and regulations.  Generally, management would present to the Board of Directors for approval at the next regularly scheduled Board meeting any related person transactions proposed to be entered into by us.  The Board may approve the transaction if it is deemed to be in the best interests of our stockholders and the Company.

Director Independence

Our Board of Directors oversees the activities of our management in the handling of the business and affairs of our company.  We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which require that our Board be comprised of a majority of “independent” directors.  Notwithstanding, Bruce F. Johnson and Kent B. William  currently meet the definition of “independent” as promulgated by the rules and regulations of Nasdaq.  The Board of Directors does not have separately designated audit, nominating or compensation committees, and Mr. Titterton would not be independent under the Nasdaq’s audit committee independence rules due to his service as our interim Chief Executive Officer and his participation in the preparation of the Company’s financial statements for the quarter ended July 31, 2012. Our directors, Robert A. Berman, Amit Kumar and Henry Herms, are employees of, or consultants to, the Company and as such do not qualify an “independent” directors under the rules adopted by Nasdaq and other stock exchanges.

Item 14.           Principal Accounting Audit Fees and Services

The following table describes fees for professional audit services rendered and billed by KPMG LLP, our present independent registered public accounting firm and principal accountant, for the audit of our annual consolidated financial statements and for other services during the fiscal years 2012 and 2011:

Type of Fee	2012	2011
Audit Fees	$ 287,000	$ 299,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 287,000	$ 299,000

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm.  KPMG’s engagement to conduct our audit was approved by our Board of Directors on September 5, 2012.  We did not enter into any non-audit engagement or relationship with KPMG during fiscal year 2012.

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

Amendment No. 4 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4(g) to our Form S-8 dated September 21, 2007).

Amendment No. 5 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 4(g) to our Form S-8 dated January 21, 2009).

Amendment No. 6 to the CopyTele, Inc. 2003 Share Incentive Plan (filed as Exhibit 10.5 to our Form 8-K, dated July 20, 2010).

Form of Repricing Letter with respect to Options granted under the CopyTele, Inc. 2003 Share Incentive Plan. (filed as Exhibit 10.1 to our Form 8-K, dated September 11, 2012.)

CopyTele, Inc. 2010 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K, dated July 20, 2010).

Amendment No. 1 to the CopyTele, Inc. 2010 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K, dated July 7, 2011).

Amendment No. 2 to the CopyTele, Inc. 2010 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K, dated September 5, 2012).

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

Form of Stock Award Agreement under CopyTele, Inc. 2010 Share Incentive Plan (filed as Exhibit 10.4 to our Form 8-K, dated July 20, 2010).

Form of Stock Option Agreement under CopyTele, Inc. 2010 Share Incentive Plan (time based vesting for employee participants) (filed as Exhibit 4.16 to our Form S-8, dated October 12, 2012).

Form of Time Based Stock Option Award Agreement between CopyTele, Inc. and Robert A. Berman, John Roop and Dr. Amit Kumar (filed as Exhibit 4.13 to our Form S-8, dated October 12, 2012).

Form of Time Based Stock Option Award Agreement between CopyTele, Inc. and Lewis H. Titterton Jr. and Kent B. Williams (filed as Exhibit 4.14 to our Form S-8, dated October 12, 2012).

Form of Performance Based Stock Option Award Agreement between CopyTele, Inc. and Robert A. Berman, John Roop and Dr. Amit Kumar (Portions of Section 12 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for, and related Order by the Commission dated November 15, 2012, File No. 333-184410-CF#28920, granting confidential treatment for portions of Section 12 of this exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended) (filed as Exhibit 4.15 to our Form S-8, dated October 12, 2012).

Employment Agreement, dated as of September 19, 2012, between the Company and Robert Berman. (filed herewith)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for confidential treatment, dated January 29, 2013, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

Employment Agreement, dated as of September 19, 2012, between the Company and John Roop. (filed herewith)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for confidential treatment, dated January 29, 2013, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

Consulting Agreement, dated as of September 19, 2012, between the Company and Amit Kumar.  (filed herewith) (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for confidential treatment, dated January 29, 2013, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

(b)        Exhibits

3.1          Certificate of Incorporation, as amended.  (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and to Form 10-Q for the fiscal quarter ended July 31, 1997.)

3.2          Amendment to the Certificate of Incorporation (Filed herewith.)

3.3          Amended and Restated By-laws.  (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated November 8, 2012)

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

10.1        CopyTele, Inc. 2003 Share Incentive Plan.  (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003.)

10.2        Amendment No. 1 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)

10.3        Amendment No. 2 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)

10.4        Amendment No. 3 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)

10.5        Amendment No. 4 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)

10.6        Amendment No. 5 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)

10.7        Amendment No. 6 to the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.5 to our Form 8-K, dated July 20, 2010.)

10.8        Form of Repricing Letter with respect to Options granted under the CopyTele, Inc. 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 11, 2012.)

10.9        CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)

10.10      Amendment No. 1 to the CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)

10.11      Amendment No. 2 to the CopyTele, Inc. 2010 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K, dated September 5, 2012).

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

10.15      Form of Stock Option Agreement under CopyTele, Inc. 2010 Share Incentive Plan (time based vesting for employee participants) (Incorporated by reference to Exhibit 4.16 to our Form S-8, dated October 12, 2012.)

10.16      Form of Time Based Stock Option Award Agreement between CopyTele, Inc. and Robert A. Berman, John Roop and Dr. Amit Kumar (Incorporated by reference to Exhibit 4.13 to our Form S-8, dated October 12, 2012.)

10.17      Form of Time Based Stock Option Award Agreement between CopyTele, Inc. and Lewis H. Titterton Jr. and Kent B. Williams (Incorporated by reference to Exhibit 4.14 to our Form S-8, dated October 12, 2012.)

10.18      Form of Performance Based Stock Option Award Agreement between CopyTele, Inc. and Robert A. Berman, John Roop and Dr. Amit Kumar (Portions of Section 12 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for, and related Order by the Commission, dated November 15, 2012, File No. 333-184410-CF#28920, granting confidential treatment for portions of Section 12 of this exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended.) (Incorporated by reference to Exhibit 4.15 to our Form S-8, dated October 12, 2012.)

10.19      Amended and Restated Technology License Agreement, dated May 16, 2008, between CopyTele, Inc. and Videocon Industries Limited.  (Confidential portions have been omitted and filed separately with the Commission.)  (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008.)

10.20      Modification Letter, dated March 11, 2009, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010.)

10.21      Modification Letter, dated January 13, 2010, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008. (Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010.)

10.22      Modification Letter, dated June 7, 2010, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008.  (Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.)

10.23      Modification Letter, dated September 9, 2010, from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008.  (Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.)

10.24      Modification Letter, dated January 12, 2011 from CopyTele, Inc. to Videocon Industries Limited with respect to the Amended and Restated Technology License Agreement, dated May 16, 2008.  (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.)

10.25      Loan and Pledge Agreement, dated November 2, 2007, by and between Mars Overseas Limited and CopyTele International Ltd. (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

10.26      Loan and Pledge Agreement, dated November 2, 2007, by and between CopyTele International Ltd. and Mars Overseas Limited. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

10.27      Exclusive License Agreement, dated May 27, 2011, by and between CopyTele and AU Optronics Corp. (Confidential portions have been omitted and filed separately with the Commission.)  (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011.)

10.28     License Agreement, dated May 27, 2011, by and between CopyTele and AU Optronics Corp. (Confidential portions have been omitted and filed separately with the Commission.)  (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011).

10.29      Notice of Termination, dated January 28, 2013, from CopyTele and AU Optronics Corp. (Filed herewith)

10.30      Form of Subscription Agreement executed as of February 8, 2011 by and among the Company and each Investor.  (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated February 8, 2011).

10.31      Form of Common Stock Purchase Warrant issued as of February 8, 2011 by the Company to each Investors who were not directors or officers of the Company.  (Incorporated by reference to Exhibit 10.2 to our Form 8-K, dated February 8, 2011).

10.32      Form of Common Stock Purchase Warrant issued as of February 8, 2011 by the Company to directors or officers of the Company.  (Incorporated by reference to Exhibit 10.3 to our Form 8-K, dated February 8, 2011).

10.33      Form of Subscription Agreement executed as of September 12, 2012 by and among the Company and each Investor.  (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 18, 2012).

10.34      Form of Debenture issued as of September 12, 2012 by the Company to each Investors  (Incorporated by reference to Exhibit 10.2 to our Form 8-K, dated September 8, 2012).

10.35      Employment Agreement, dated as of September 19, 2012, between the Company and Robert Berman. (filed herewith)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for confidential treatment, dated January 29, 2013, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.36      Employment Agreement, dated as of September 19, 2012, between the Company and John Roop. (filed herewith)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for confidential treatment, dated January 29, 2013, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.37      Consulting Agreement, dated as of September 19, 2012, between the Company and Amit Kumar.  (filed herewith) (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for confidential treatment, dated January 29, 2013, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.38     Form of Subscription Agreement executed as of January 25, 2013 by and among the Company and each Investor.  (Filed herewith.)

10.39      Form of Debenture issued as of January 25, 2013 by the Company to each Investors.  (Filed herewith.)

10.40      Form of Common Stock Purchase Warrant issued as of January 25, 2013 by the Company to each Investors. (Filed herewith.)

21           Subsidiaries of CopyTele, Inc.  (Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.)

23.1        Consent of KPMG LLP.  (Filed herewith.)

31.1        Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2013.  (Filed herewith.)

31.2        Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2013.  (Filed herewith.)

32.1        Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2013.  (Filed herewith.)

32.2        Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2013.  (Filed herewith.)

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

COPYTELE, INC
	By:	/s/ Robert Berman
Robert Berman
President and
January 29, 2013		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Robert Berman
Robert Berman
January 29, 2013		President, Chief Executive Officer
and Director (Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance,
Chief Financial Officer and
Director (Principal Financial
January 29, 2013		and Accounting Officer)

	By:	/s/ Lewis H. Titterton Jr.
Lewis H. Titterton Jr
January 29, 2013		Chairman of the Board

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
January 29, 2013		Director

	By:	/s/ Kent B. Williams
Kent B. Williams
January 29, 2013		Director

	By:	/s/ Bruce F. Johnson
Bruce F. Johnson
January 29, 2013		Director

COPYTELE, INC. AND SUBSIDIARIES

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CopyTele, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of CopyTele, Inc. and subsidiaries as of October 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ (deficiency), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CopyTele, Inc. and subsidiaries as of October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital, and has a shareholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Melville, New York
January 29, 2013

CONSOLIDATED BALANCE SHEETS

	October 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$339,693	$774,040
Short–term investments in U.S. government securities and certificates of deposit	500,000	2,249,159
Prepaid expenses and other current assets	82,326	97,158
Total current assets	922,019	3,120,357
Investment in Videocon Industries Limited global depository receipts, at market value	4,728,367	5,382,051
Investment in Volga-Svet, Ltd., at cost	-	127,500
Property and equipment, net of accumulated depreciation of $2,185,525 and $2,178,291, respectively	10,290	15,924
Total assets	$5,660,676	$8,645,832
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304,523	$374,691
Accrued liabilities	330,616	85,778
Deferred revenue, nonrefundable license fee	1,187,320	1,644,679
Total current liabilities	1,822,459	2,105,148
Commitments and contingencies (Note 7)
Convertible debentures, net of discount of $717,727 (Note 1)	32,273	-
Deferred revenue, nonrefundable license fee	-	482,651
Loan payable to related party (Note1)	5,000,000	5,000,000
Shareholders’ (deficiency):
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 240,000,000 shares authorized; 184,979,037 and 176,131,047 shares issued and outstanding, respectively	1,849,790	1,761,310
Additional paid-in capital	127,693,160	125,127,246
Loan receivable from related party (Note 1)	(5,000,000)	(5,000,000)
Accumulated deficit	(125,083,322)	(120,830,523)
Accumulated other comprehensive income	(653,684)	-
Total shareholders’ (deficiency)	(1,194,056)	1,058,033
Total liabilities and shareholders’ (deficiency)	$5,660,676	$8,645,832
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2012	2011
Net revenue
Revenue from sales of encryption products, net	$7,075	$130,523
Display technology license fees	940,010	872,670
Total net revenue	947,085	1,003,193
Cost of revenue and operating expenses
Cost of encryption products sold	3,873	34,081
Research and development expenses	2,211,506	3,124,773
Selling, general and administrative expenses	2,866,262	2,872,605
Total cost of revenue and operating expenses	5,081,641	6,031,459
Loss from operations	(4,134,556)	(5,028,266)
Impairment in value of available for sale securities (Note 4)	-	(1,785,793)
Impairment in value of investment in Volga –Svet Ltd.	(127,500)	-
Interest expense	(7,664)	-
Dividend income	13,463	33,507
Interest income	3,458	2,516
Loss before income taxes	(4,252,799)	(6,778,036)
Provision for income taxes (Note 9)	-	600,000
Net Loss	$(4,252,799)	$(7,378,036)
Net loss per share:
Basic and diluted	$(.02)	$(.04)
Weighted average common shares outstanding:
Basic and diluted	181,677,334	166,859,649
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ (DEFICIENCY)

FOR THE YEARS ENDED OCTOBER 31, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Loan Receivable From Related Party	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Total Shareholders’ (Deficiency)
	Shares	Par Value
Balance, October 31, 2010	153,744,438	1,537,444	120,098,640	(5,000,000)	(113,452,487)	1,412,358	4,595,955
Stock option compensation to employees	-	-	741,982	-	-	-	741,982
Stock option compensation to consultants	-	-	44,034	-	-	-	44,034
Common stock issued upon exercise of stock options under stock option plans	5,620,000	56,200	1,227,900	-	-	-	1,284,100
Common stock issued to employees pursuant to stock incentive plans	9,256,045	92,560	1,726,655	-	-	-	1,819,215
Common stock issued to consultants	510,564	5,106	108,035	-	-	-	113,141
Common stock and warrants issued in a private placement	7,000,000	70,000	1,180,000	-	-	-	1,250,000
Reversal of unrealized gain as of October 31, 2010 on investment in Videocon Industries Limited Global depository receipts (Note 4)	-	-	-	-	-	(1,419,557)	(1,419,557)
Reversal of unrealized (loss) as of October 31, 2010 on investment in Digital Info Security co. Inc. common stock	-	-	-	-	-	7,199	7,199
Net loss	-	-	-	-	(7,378,036)	-	(7,378,036)
Balance, October 31, 2011	176,131,047	1,761,310	125,127,246	(5,000,000)	(120,830,523)	-	1,058,033
Stock option compensation to employees	-	-	614,914	-	-	-	614,914
Stock option compensation to consultants			110,351				110,351
Common stock issued upon exercise of stock options under stock option plans	1,290,000	12,900	195,550	-	-	-	208,450
Common stock issued to employees pursuant to stock incentive plans	7,100,818	71,008	856,348	-	-	-	927,356
Common stock issued to consultants	457,172	4,572	71,360	-	-	-	75,932
Unrealized loss on investment in Videocon Industries Limited global depository receipts (Note 4)	-	-	-	-	-	(653,684)	(653,684)
Discount on convertible debentures			717,391				717,391
Net loss	-	-	-	-	(4,252,799)	-	(4,252,799)
Balance, October 31, 2012	184,979,037	$ 1,849,790	$127,693,160	$(5,000,000)	$(125,083,322)	$ (653,684)	$(1,194,056)
The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2012	2011
Cash flows from operating activities:
Payments to suppliers, employees and consultants	$(3,164,613)	$(3,280,030)
Cash received from products and services	7,075	130,523
Cash received from display technology license fee, net of taxes	-	2,400,000
Dividend received	13,463	33,507
Interest received	3,327	-
Net cash used in operating activities	(3,140,748)	(716,000)
Cash flows from investing activities:
Disbursements to acquire short-term investments in U.S. government securities and certificates of deposit	(1,200,000)	(3,947,543)
Proceeds from maturities of short-term investments in U.S. government securities and certificates of deposit	2,948,551	1,699,618
Proceeds from sale of Digital Info Security Co. Inc. common stock	1,000	118,777
Payments for purchases of property and equipment	(1,600)	(9,028)
Net cash provided by (used in) investing activities	1,747,951	(2,138,176)
Cash flows from financing activities:
Proceeds from private placement	750,000	1,250,000
Proceeds from exercise of stock options	208,450	1,284,100
Net cash provided by financing activities	958,450	2,534,100
Net (decrease) in cash and cash equivalents	(434,347)	(320,076)
Cash and cash equivalents at beginning of year	774,040	1,094,116
Cash and cash equivalents at end of year	$339,693	$774,040
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,252,799)	$(7,378,036)
Stock option compensation to employees	614,914	741,982
Stock option compensation to consultants	110,351	44,034
Common stock issued to employees pursuant to stock incentive plans	927,356	1,819,215
Common stock issued to consultants	75,932	113,141
Depreciation and amortization	7,234	7,977
Gain on sale of Digital Info Security Co., Inc. common stock	(1,000)	(30,169)
Other than temporary impairment in value of available for sale securities	-	1,785,793
Impairment in value of investment in Volga-Svet Ltd.	127,500	-
Other	1,722	(3,438)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	13,382	45,823
Accounts payable and accrued liabilities	174,670	10,348
Deferred revenue	(940,010)	2,127,330
Net cash used in operating activities	$(3,140,748)	$(716,000)
The accompanying notes are an integral part of these statements.

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” and “CopyTele” refers to CopyTele, Inc.  Our principal operations include the development, acquisition, licensing, and enforcement of patented technologies. While in the past, the primary operations of the Company involved licensing in connection with and the development of patented technologies, the primary operations of the Company going forward will be patent licensing in connection with the unauthorized use of patented technologies and patent enforcement. We expect to first generate revenues and related cash flows from the licensing and enforcement of patents that we currently own.  We are continuing to develop our patent portfolios through the filing and prosecution of patent applications and will initiate lawsuits, if necessary, to prevent the unauthorized use of our patented technologies. The changes in the primary operations of the Company included elimination of development efforts, accordingly, we are no longer incurring research and development expenses.  Certain of our patents are encumbered due to arrangements previously entered into by the Company. Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent licensing and enforcement efforts. We expect to obtain the rights to license and enforce additional patents from third parties, and when necessary, will assist such parties in the further development of their portfolios through the filing of additional patent applications. We will likely initiate patent enforcement actions against unauthorized users of patented technologies on our own behalf and in conjunction with such third parties.

Our past operations also included the development, production and marketing of encryption products for use over several communications media. We continue to look for opportunities to sell off our remaining inventory of encryption products.  We do not anticipate developing any additional encryption products.

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

In connection with the change in the primary operations of the Company, during the fourth quarter of fiscal 2012, we have discontinued research and development activities, reduced our employee count from 19 to 7, and begun to vacate and return portions of our facilities to the landlord for possible re-letting.

In February 2011, we received gross proceeds of $1,250,000 from the issuance of 7,000,000 unregistered shares of our common stock in a private placement at a price of $0.1786 per share, for, of which 3,360,000 shares were sold to our then Chairman and Chief Executive Officer, our Chief Financial Officer and director, our Current Chairman and a former director of the Company. In conjunction with the sale of the common stock, we issued warrants to purchase 7,000,000 unregistered shares of our common stock.  Each warrant grants the holder the right to purchase one share of our common stock at the purchase price of $0.1786 per share on or before February 8, 2016.  The warrants were valued at $0.0756 per share using the Black-Scholes pricing model, adjusted for the estimated impact on fair value of the restrictions relating to the warrants.

In September 2012, we received aggregate gross proceeds of $750,000 from the issuance of 8% convertible debentures due September 12, 2016 in a private placement, of which $300,000 was sold to our current Chairman and then Chief Executive Officer and one other director of the Company.  The debentures pay interest quarterly and are convertible into shares of our common stock at a conversion price of $0.092 per share on or before September 12, 2016. We recorded  a discount to the carrying amount of the debentures of approximately $718,000 related to the debentures’ beneficial conversion feature.  We may prepay the debentures at any time without penalty upon 30 days prior notice.

In January 2013, we received aggregate gross proceeds of $1,765,000 from the issuance of 8% convertible debentures due January 25, 2015 in a private placement, of which $250,000 was sold to our current President, Chief Executive Officer and director, and two other directors of the Company.  The debentures pay interest quarterly and are convertible into shares of our common stock at a conversion price of $0.15 per share on or before January 25, 2015.   We may prepay the debentures at any time without penalty upon 30 days prior notice but only if the sales price of the common stock on the principal market on which the common stock is primarily listed and quoted for trading is at least $0.30 for 20 trading days in any 30-day trading period ending no more than 15 days before the Company’s prepayment notice.  In conjunction with the issuance of the debentures, we issued warrants to purchase 5,882,745 unregistered shares of our common stock.  Each warrant grants the holder the right to purchase one share of our common stock at the purchase price of $0.30 per share on or before January 25, 2016. The debentures contain a beneficial conversion feature and a down round provision which we will evaluate in the first quarter of fiscal year 2013.

During fiscal year 2012, our cash used in operating activities was approximately $3,141,000.  This resulted from payments to suppliers, employees and consultants of approximately $3,165,000, which was offset by cash of approximately $7,000 received from collections of accounts receivable related to sales of encryption products, approximately $13,000 of dividend income received and approximately $3,000 of interest income received.  Cash provided from investing activities during fiscal year 2012 was approximately $1,748,000, which resulted from  proceeds from the maturities of short-term investments consisting of certificates of deposit and U.S. government securities of approximately $2,949,000 and approximately $1,000  received from the sale of Digital Info Security Co. Inc. (“DISC”) common stock offset by purchases of approximately $1,200,000 of certificates of deposit and purchases of equipment of  approximately $2,000.  Our cash provided by financing activities during fiscal year 2012 was approximately $958,000, which resulted from cash of $750,000 received from the sale of convertible debentures in a private placement and approximately $208,000 received upon the exercise of stock options.  As a result, our cash, cash equivalents, and short-term investments at October 31, 2012 decreased $2,183,000 to approximately $840,000 from approximately $3,023,000 at the end of fiscal year 2011.

Total employee compensation expense during fiscal years 2012 and 2011 was approximately $3,001,000 and $3,661,000, respectively, including in fiscal year 2012 approximately $74,000 of expense relating to severance payments to terminated employees. During fiscal years 2012 and 2011, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation. We recorded compensation expense for the fiscal years ended October 31, 2012 and 2011 of approximately $927,000 and $1,819,000, respectively, for shares of common stock issued to employees. We recorded approximately $615,000 and $742,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the fiscal years ended October 31, 2012 and 2011, respectively. During the fourth quarter of fiscal 2012, management discontinued compensating employees through the issuance of stock.

Based on currently available information, we believe that our existing cash, cash equivalents, and short-term investments, together with expected cash flows from patent licensing and enforcement, and other potential sources of cash flow may not be sufficient to enable us to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or securities convertible into or exercisable for equity securities could result in dilution to our shareholders.  We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

As shown in the accompanying consolidated financial statements, we have incurred a net loss of approximately $4,253,000 during the fiscal year ended October 31, 2012, and, as of that date, we have an accumulated deficit of approximately $125,083,000 and a net shareholders’ deficit of approximately $1,194,000. These and the other factors described herein raise uncertainty about our ability to continue as a going concern.  Management’s plans in regard to these matters are set forth above. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The report from our independent registered public accountants, KPMG LLP, dated January 29, 2013, includes an explanatory paragraph related to our ability to continue as a going concern.

AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AUO (together the “AUO License Agreements”). Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper® Display patents and technology, in connection with AUO jointly developing products with CopyTele, including the right to sublicense the technology to third parties in connection with the joint development of such products.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our nFED Display patents and technology, in connection with AUO jointly developing products with CopyTele, with the right to consent to the granting of licenses of the technology to third parties.

Under the AUO License Agreements, AUO had agreed to pay CopyTele an aggregate license fee of up to $10 million, of which $3 million was paid by AUO in June 2011 and the remaining $7 million would have been payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% foreign withholding tax. Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million. In addition, the AUO License Agreements also provided for the basis for royalty payments by AUO to CopyTele.

On January 28, 2013, we sent AUO a notice, terminating the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States Federal District Court for the Northern District of California against AUO and E Ink Corporation in connection with the AUO License Agreements, alleging breach of contract and other charges, and we are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”).  For more details on the AUO/E Ink Lawsuit, please see Note 7 “Commitments and Contingencies - Litigation Matters.  We can give no assurance as to the potential outcome of this litigation.

 Related Party Transactions with Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008), (the “Videocon License Agreement”) with Videocon.  In April 2008, the Indian Government approved the Videocon License Agreement.  Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor, nFED Display (the “Videocon Licensed Technology”), for Videocon to produce and market products incorporating displays utilizing the Videocon Licensed Technology.  With the approval and support of Videocon, we entered into the Nano Display License Agreement for AUO to utilize their production facilities to produce our nFED Display for their own products and potentially for Videocon products.  Additional licenses of the Videocon Licensed technology require the joint agreement of CopyTele and Videocon, and may require the consent of AUO, depending upon the outcome of CopyTele’s termination of the Nano Display License Agreement and the AUO/E Ink Lawsuit.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon. The initial installment was received in May 2008 however; certain license fee payments were subsequently deferred. The deferral of the license fee payments is no longer in effect; however, we cannot give any assurance that additional license fees will be received. No such license fee payments were received from Videocon during the fiscal years ended October 31, 2012 and 2011. As of October 31, 2012, we have received aggregate license fee payments from Videocon of $3.2 million and $7.8 million remains owed to us. We are not presently involved in development efforts with Videocon and it is not anticipated that such efforts will be resumed in the future. We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

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

For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.  The loans are for a period of seven years, do not bear interest, and prepayment of the loans will not release the lien on the Securities prior to end of the seven year period.  The loan agreements provide for customary events of default, which may result in forfeiture of the Securities by the defaulting party, and also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits in respect of the Securities.  The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ equity in the accompanying consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently. We have entered into discussions with Videocon regarding the disposition of the Subscription Agreement, GDR Purchase Agreement, and Loan and Pledge Agreements. The outcome of these discussions and the disposition of the related assets and liabilities may have a material effect on our financial statements. We cannot presently estimate the timing or impact of any such resolution.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

During the fourth quarter of fiscal year 2012, the Company began operating its business as one segment – patent monetization and patent assertion.  The accompanying financial statements have been presented on that basis.  The consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International and CopyTele Marketing Inc. (“CopyTele Marketing”).  CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in 2007. CopyTele International was formed for the purpose of holding the Videocon GDRs. As of October 31, 2012, CopyTele Marketing is inactive.  All intercompany transactions have been eliminated in consolidation.

 Revenue Recognition

Revenues from sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting. Under the AUO License Agreements, we received initial license fees of $3 million, of aggregate license fees of up to $10 million.  The additional $7 million in license fees were payable upon completion of certain conditions for the respective technologies.  We determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology. Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial license fees over the estimated periods that we expected to complete the conditions for the respective technologies. We have not recognized any portion of the $7 million of additional license fees as either deferred revenue or revenue as it was considered contingent revenue.

At each reporting period we assess the progress in completing our performance obligations under the AUO License Agreements and recognize license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies.  On this basis, we reassessed the revenue recognition for the fourth quarter of fiscal year 2012 and, accordingly, revenue recognition under the AUO License Agreements has been suspended pending resolution of the AUO/E Ink Lawsuit; see Note 7, “Commitments and Contingencies – Litigation Matters”.

During the fiscal years ended October 31, 2012 and 2011 we recognized approximately $940,000 and $873,000, respectively, of license fee revenue from AUO.  License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of October 31, 2012) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet.  The AUO License Agreements also provided for the basis for royalty payments on future production, if any, by AUO to CopyTele, which we have determined represent separate units of accounting. We have not recognized any royalty income under the AUO License Agreements.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2012:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$ 339,693	$ -	$ -	$ 339,693
Certificates of deposit– Short-term investments		500,000		500,000
Videocon Industries Limited global depository receipts	4,728,367			4,728,367
Total financial assets	$5,068,060	$ 500,000	$ -	$5,568,060

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$ 5,685	$ -	$ -	$ 5,685
U.S. government securities – Cash and cash equivalents		599,994		599,994
U.S. government securities and certificates of deposit– Short-term investments		2,249,159		2,249,159
Videocon Industries Limited global depository receipts	5,382,051			5,382,051
Total financial assets	$5,387,736	$2,849,153	$ -	$8,236,889

Our non financial assets and liabilities that are measured on a non-recurring basis include our property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists.  These assets were not presented in the preceding table.

It was impractical to determine the fair value of the investment in Volga as of October 31, 2011, given that Volga is a Russian company, operates under Russian corporate law, and Volga does not use U.S. GAAP.  This investment was not presented in the preceding table. During the fourth quarter of fiscal year 2012, this investment was written off pursuant to our decision to discontinue our research and development activities.

The estimated fair value of accounts payable and accrued liabilities approximates their individual carrying amounts due to the short term nature of these measurements. It is impractical to determine the fair value of the loan receivable and loan payable to the related party given the nature of these loans. The convertible debentures have been reported net of the discount for the beneficial conversion features. These assets and liabilities were not presented in the preceding table. Cash and cash equivalents are stated at carrying value which approximates fair value.

Short-term Investments

            At October 31, 2012 we had marketable securities consisting of certificates of deposit of $500,000 that were classified as “available-for-sale securities” and reported at fair value.

Statements of Cash Flows

Cash and cash equivalents consist of highly liquid instruments that are readily convertible into cash and have original maturities of less than three months. During the fiscal years ended October 31, 2012 and 2011, we did not pay any cash for interest expense or U.S. federal or state income tax.

Warranty Policy

We warrant that our encryption products are free from defects in material and workmanship for a period of one year from the date of initial purchase.  The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect. Management has recorded a warranty liability of $5,000 as of October 31, 2012 and 2011, based upon historical experience and management’s best estimate of future warranty claims.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment. During the fourth quarter of fiscal year 2012, we determined that the discontinuation of funding from CopyTele for contract research and development work and lack of available financial information from Volga has impaired the value of our investment in Volga.  During the fourth quarter of fiscal year 2011, we determined that there was an other than temporary impairment in both our Videocon and DISC investments.  See Note 4 for further discussion. We will record an additional impairment charge if and when we believe any such investment has experienced an additional decline that is other than temporary.

Operating Leases

The Company recognizes rent expense from operating leases with periods of free and scheduled rent increases on a straight-line basis over the applicable lease term.  The Company considers lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured.

Research and Development Expenses

Research and development expenses are expensed in the year incurred.  We have discontinued all research and development activity during the fourth quarter of fiscal year 2012.  Subsequent to October 31, 2012, we commenced disposing of certain fully depreciated research and development equipment.

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

Stock Option Compensation Expense

During the fourth quarter of fiscal year 2012 the company decreased the option price for options to purchase 1,840,000 shares from the original exercise price to $0.145 per share for eleven employees and recorded stock-based compensation expense related to this re-pricing of approximately $85,000.  Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.

We account for stock options granted to employees and directors using the accounting guidance included in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model and for options vesting if the trading price of the Company’s common stock exceeds two separate price targets we used the Monte Carlo Simulation in estimating the fair value at grant date.  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and non-employee directors, of approximately $615,000 and $742,000 during the fiscal years ended October 31, 2012 and 2011, respectively, in accordance with ASC 718, which amount in fiscal year 2012 includes approximately $112,000 of expense related to the accelerated vesting of options for employees terminated during the fourth quarter.  Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.  Such stock-based compensation expense increased both basic and diluted net loss per share for the years ended October 31, 2012 and 2011 by $-0-and $0.01, respectively.

Included in the stock-based compensation cost related to stock options granted to employees and directors recorded during the fiscal years ended October 31, 2012 and 2011 was approximately $7,000 and $8,000, respectively, of expense related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of October 31, 2012, there was unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors, related to service based options of approximately $2,394,000 which will be recognized over a weighted-average period of 2.8 years, performance based options of approximately $710,000 which we anticipate will be recognized over a weighted-average period of .6 years, and options subject to market conditions of approximately $1,386,000 which will be recognized over a weighted-average period of 1.9 years.  As of October 31, 2012, we have not recognized any compensation cost related to performance based options as achievement was not considered probable.

We account for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”).  In accordance with ASC 505-50, we estimate the fair value of stock options granted on the date of grant using the Black-Scholes pricing model and for options vesting if the trading price of the Company’s common stock exceeds two separate price targets we used the Monte Carlo Simulation in estimating the fair value at grant date. We recognized consulting expense for options granted to non-employee consultants, during the fiscal years ended October 31, 2012 and 2011, of approximately $110,000 and $44,000, respectively.  Such consulting expense is included in the accompanying consolidated statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such consultants.  As of October 31, 2012, there was unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants, related to service based options of approximately $1,375,000 which will be recognized over a weighted-average period of 2.9 years, performance based options of approximately $473,000 which we anticipate will be recognized over a weighted-average period of .6 years, and options subject to market conditions of approximately $924,000 which will be recognized over a weighted-average period of 1.9 years.  As of October 31, 2012, we have not recognized any consulting expense related to performance based options as achievement was not considered probable.

Fair Value Determination

In September 2012 we instituted changes to our operations as more fully described in Note 1.  Prior to that date we separated the individuals we granted stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors. To determine the weighted average fair value of stock options on the date of grant, we took a weighted average of the assumptions used for each of these groups.  Subsequent to that date individuals are included in a single group. Stock options we granted during the fiscal years ended October 31, 2012 and 2011 consisted of awards of stock options with either 5-year terms, which vested over one year or 10-year terms, which vested immediately, over periods up to three years or upon achievement of a cash milestone or stock price targets.

The total intrinsic value of stock options exercised during fiscal years 2012 and 2011 was approximately $ 1,000- and $49,000, respectively.  The following weighted average assumptions were used in estimating the fair value of stock options granted during the fiscal years ended October 31, 2012 and 2011.

	For the Fiscal Year Ended October 31,
	2012	2011
Weighted average fair value at grant date	$ 0.18	$ 0.15
Valuation assumptions:
Expected term (in years)	5.75	3.3
Expected volatility	109%	107%
Risk-free interest rate	1.16%	0.88%
Expected dividend yield	0	0

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving cash milestones.  The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.  For options granted prior to the changes in our operations in September 2012, actual historical performance was used for awards exercised or cancelled.  For awards that remained unexercised and outstanding, even exercise over the remaining contractual term was assumed.  Each category was weighted for its relative size in the population and is then multiplied by the indicated expected term for each category to arrive at the expected term for the population.  For options granted subsequent to the changes in our operations during the fourth quarter of fiscal 2012, we used the simplified method of calculation to determine expected term.  The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations and the change in terms of options granted from historical options which vested immediately to terms including vesting periods of up to three years.

Under the Black-Scholes pricing model we estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the options. We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants. We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

For options vesting if the trading price of the Company’s common stock exceeds two separate price targets we used the Monte Carlo Simulation in estimating the fair value at grant date.

Under ASC 718, the amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest.  Accordingly, if deemed necessary, we reduce the fair value of the stock option awards for expected forfeitures, which are forfeitures of the unvested portion of surrendered options.  Based on our historical experience we have not reduced the amount of stock-based compensation expenses for anticipated forfeitures.

We will reconsider use of the Black-Scholes pricing model if additional information becomes available in the future that indicates another model would be more appropriate.  If factors change and we employ different assumptions in the application of ASC 718 in future periods, the compensation expense that we record under ASC 718 may differ significantly from what we have recorded in the current period.

Net Loss Per Share of Common Stock

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2012 and 2011, were options to purchase 60,670,045 shares and 18,602,045 shares, respectively, warrants to purchase 7,500,000 shares and 7,500,000 shares, respectively, and debentures convertible into 8,152,170 shares and -0- shares respectively.

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

Effect of Recently Issued Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12 (“ASU 2011-12”),Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This amendment defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. ASU 2011-12 is effective at the same time as Accounting Standards Update 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU 2011-12 is deferring. ASUs 2011-12 and 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted ASUs 2011-05 and 2011-12 on November 1, 2012.  We do not expect the adoption of these new disclosure requirements to have a material impact on our disclosures or consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update 2012-04 (“ASU 2012-04”), Technical Corrections and Improvements. The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification. The amendments in ASU 2012-04 will be effective for interim and annual reporting periods beginning after December 15, 2012. The Company will adopt ASU 2012-04 on February 1, 2013. The Company does not expect the adoption of ASU 2012-04 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2012, the FASB issued Accounting Standards Update 2012-03 (“ASU 2012-03”), Technical Amendments and Corrections to SEC Sections.  ASU 2012-03 is issued to amend certain SEC paragraphs in the FASB Accounting Standards Codification, including Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin, Technical Amendments, and Corrections Related to FASB Accounting Codification. The amendments in ASU 2012-03 will be effective for interim and annual reporting periods beginning after December 15, 2012. The Company will adopt ASU 2012-03 on February 1, 2013. The Company does not expect the adoption of ASU 2012-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.         CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable from sales in the ordinary course of business.  Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts.  Generally, no collateral is received from customers for our accounts receivable.  Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur.  During fiscal year 2012, one customer represented 99% of total net revenue.  During fiscal year 2011, one customer represented 87% of total net revenue.

4.                  INVESTMENTS

Short-term Investments and Investments in U.S. Government Securities

At October 31, 2012 we had marketable securities consisting of certificates of deposit of $500,000 that were classified as "available-for-sale securities" and reported at fair value. At October 31, 2011 we had marketable securities consisting of U.S. government securities and certificates of deposit of approximately $2,249,000 that were classified as "available-for-sale securities" and reported at fair value.

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

The fair value of investment in Videocon as of October 31, 2012 and 2011, the unrealized loss for the fiscal year ended October 31, 2012, and the other than temporary impairment as of October 31, 2011, are as follows:

Investment in Videocon
Fair Value as of October 31, 2010	$ 8,524,821
Reversal of unrealized gain as of October 31, 2010	(1,419,557)
Other than temporary impairment	(1,723,213)
Fair Value as of October 31, 2011	$ 5,382,051
Unrealized loss	(653,684)
Fair Value as of October 31, 2012	$ 4,728,367

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

The fair value of our investment in DISC as of October 31, 2012  and 2011, the unrealized loss for the fiscal year ended October 31, 2011, the cost basis of common stock sold for the fiscal year ended October 31, 2011 and the other than temporary impairment as of October 31, 2011 are as follows:

Fair Value and Cost Basis as of October 31, 2010	$143,989
DISC common stock sold in fiscal 2011	(88,608)
Reversal of unrealized loss as of October 31, 2010	7,199
Other than temporary impairment recorded in fiscal 2011	(62,580)
Fair Value as of October 31, 2012 and 2011	$-0-

During the fiscal years ended October 31, 2012 and 2011, we received proceeds of approximately $1,000 and $119,000, respectively, from the sale of 917,000 shares and 4,219,443 shares, respectively, of DISC common stock. During the fiscal years ended October 31, 2012 and 2011, we recorded a gain of approximately $1,000 and $30,000, respectively, on such sales of DISC common stock.

Investment in and Related Party Transactions with Volga-Svet, Ltd

In September 2009, we entered into the Volga License Agreement to produce and market our thin, flat, low voltage phosphor displays in Russia.  In addition, in September 2009, we acquired a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock. As we do not believe that we can exercise significant influence over Volga, our investment in Volga as of October 31, 2011 was recorded at cost of approximately $128,000 based on the closing price of our common stock at the time of the acquisition. During fiscal year 2012 we discontinued utilizing Volga for contract research and development work.   In evaluating our investment in Volga at October 31, 2012, we determined that the discontinuation of funding by CopyTele and the lack of available financial information from Volga has impaired the value of our vestment in Volga and accordingly, a write-off of our investment of approximately $128,000 was recorded as of October 31, 2012.

Research and development expenses in the accompanying consolidated statements of operations include payments to Volga for the fiscal years ended October 31, 2012 and 2011 of approximately $326,000 and $518,000, respectively.

Investment in ZQX Advisors, LLC

In August 2009, we entered into an Engagement Agreement with ZQX Advisors, LLC (“ZQX”) to assist us in seeking business opportunities and licenses for our electrophoretic display technology.  Concurrently with entering into the Engagement Agreement, we acquired a 19.5% ownership interest in ZQX.  In exchange for the 19.5% ownership interest and for the services to be rendered by ZQX, we issued 800,000 unregistered shares of common stock as well as warrants to purchase an additional 500,000 unregistered shares of common stock, half of which are exercisable at $0.37 per share and the other half at $0.555 per share to ZQX.  The warrants are exercisable at any time after August 19, 2010 and expire on August 19, 2019.  We have classified our interest in ZQX of $91,000 as a reduction of additional paid-in capital within shareholders’ equity since this investment in ZQX consists entirely of our equity securities.  On January 21, 2013, we terminated the Engagement Agreement with ZQX, but currently retain our 19.5% interest in ZQX.

5.         ACCRUED LIABILITIES

Accrued liabilities consist of the following as of:

	October 31,
	2012	2011
Accrued professional fees	$ 164,075	$ 40,000
Accrued payroll and related expenses	103,451	31,043
Interest	8,000	-
Accrued other	55,090	14,735
	$ 330,616	$ 85,778

6.         SHAREHOLDERS’ EQUITY

On November 30, 2012, our shareholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of common stock from 240,000,000 to 300,000,000.

Common Stock Issuances

We account for stock awards granted to employees and consultants based on their grant date fair value. During the fiscal years ended October 31, 2012 and 2011, we issued 7,100,818 shares and 9,256,045 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”) and the CopyTele, Inc. 2010 Share Incentive Plan (the “2010  Share Plan”). We recorded compensation expense for the fiscal years ended October 31, 2012 and 2011 of approximately $927,000 and $1,819,000, respectively, for shares of common stock issued to employees.  In addition during fiscal years 2012 and 2011, we issued 457,172 shares and 510,564 shares, respectively, of common stock to consultants for services rendered, including 332,172 shares and 510,564 shares pursuant to the 2003 Share Plan and 2010 Share Plan.  We recorded consulting expense for the fiscal years ended October 31, 2012 and 2011 of approximately $76,000 and $113,000, respectively, for shares of common stock issued to consultants.

Preferred Stock

In May 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share.  The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors.  As of October 31, 2012 and 2011, there was no preferred stock issued and outstanding.

Stock Option Plans

As of October 31, 2012, we have two stock option plans: the 2003 Share Plan and the 2010 Share Plan which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

During the fiscal year ended October 31, 2011, the remaining outstanding options granted under the CopyTele, Inc. 2000 Share Incentive Plan (the “2000 Share Plan”) expired. In accordance with the provisions of the 2000 Share Plan, the plan terminated with respect to the grant of future options on May 8, 2010.  The exercise price with respect to all of the stock options granted under the 2000 Share Plan, since its inception, was equal to the fair market value of the underlying common stock at the grant date.  Information regarding the 2000 Share Plan for the two years ended October 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2010	870,466	$0.66
Expired	(870,466)	$0.66
Options Outstanding and Exercisable at October 31, 2011 and 2012	-0-	$-0-	$-0-

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee and since August 2012, by the Executive Committee of the Board of Directors, which determines the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. As of October 31, 2012, the 2003 Share Plan had 48,545 shares available for future grants.  Information regarding the 2003 Share Plan for the two years ended October 31, 2012 is as follows:

	Shares	Current Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2010	18,112,045	$ 0.80
Expired	(60,000)	$ 0.59
Exercised	(500,000)	$ 0.25
Options Outstanding and Exercisable at October 31, 2011	17,552,045	$ 0.81
Granted	60,000	$ 0.072
Forfeited	195,000
Cancelled	(1,067,000)	$ 0.86
Options Outstanding at October 31, 2012	16,350,045	$ 0.715	$ 222,000
Options Exercisable at October 31, 2012	16,290,045	$ 0.718	$ 211,000

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of October 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of	Number	Remaining	Average	Number	Remaining	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life	Exercise Price
$0.072- $0.37	2,070,000	3.97	$0.154	2,010,000	3.95	$0.161
$0.43 - $0.70	5,445,970	2.92	$0.60	5,445,970	2.92	$0.60
$0.74 - $0.92	6,529,075	3.60	$0.85	6,529,075	3.60	$0.85
$1.04 - $1.46	2,305,000	3.17	$1.10	2,305,000	3.17	$1.10

During the fourth quarter of fiscal year 2012 the company decreased the option price for options to purchase 1,840,000 shares from the original exercise price to $0.145 per share for eleven employees and recorded stock-based compensation expense related to this re-pricing of approximately $85,000.  Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares, and on August 29, 2012, the maximum number of shares was further increased to 30,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.  The 2010 Share Plan was administered by the Stock Option Committee through August 2012, and since August 2012 by the Executive Committee of the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of October 31, 2012, the 2010 Share Plan had 1,255,020 shares available for future grants.  Information regarding the 2010 Share Plan for the two fiscal years ended October 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2010	1,035,000	$ 0.21
Granted	5,135,000	$ 0.25
Exercised	(5,120,000)	$ 0.23
Options Outstanding at October 31, 2011	1,050,000	$ 0.31
Granted	3,060,000	$ 0.19
Exercised	(1,290,000)	$ 0 16
Options Outstanding at October 31, 2012	2,820,000	$ 0.248	$ 109,730
Options Exercisable at October 31, 2012	1,928,750	$ 0.261	$ 73,346

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of	Number	Remaining	Average	Number	Remaining	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life	Exercise Price

$0.12 - $0.37	2,820,000	6.82	$0.248	1,928,750	5.57	$0.261

In addition to options granted under the stock option plans, in September 2012, in connection with our new executive team the Board of Directors approved the grant of nonqualified stock options to purchase 41.5 million shares of our common stock.

Of these stock options, options to purchase 40 million shares were issued to our new executive team, consisting of 16,000,000 stock options issued to our new President and Chief Executive Officer, 8,000,000 stock options issued to our new Senior Vice President of Engineering and 16,000,000 stock options issued to a new strategic advisor to the Company.  These stock options have an exercise price of $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board of Directors), have a term of ten years and an aggregate intrinsic value at October 31, 2012 of $1,660,000. Half of these stock options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the grantees are terminated by the Company without cause, an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the stock options will vest in three equal installments upon achievement of a cash milestone and two stock price targets. As of October 31, 2012, 555,575 of these stock options were exercisable with an aggregate intrinsic value of $23,056. These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The remaining stock options to purchase 1.5 million shares consisted of grants of 750,000 stock options to our Chairman in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a director, and 750,000 stock options to a director in compensation for his service in recruiting the Company’s new management team.  These stock options have an exercise price of $0.2225 (the average of the high and low sales price on September 21, 2012) and have an aggregate intrinsic value at October 31, 2012 of $54,750.  The options vest in 3 equal annual installments of 250,000 commencing on September 21, 2012 and have a term of ten years. As of October 31, 2012, 500,000 options were exercisable with an aggregate intrinsic value of $18,250.

The following table summarizes information about stock options outstanding as of October 31, 2012, which were not granted under the stock option plans:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of	Number	Remaining	Average	Number	Remaining	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life	Exercise Price

$0.2175 - $0.2225	41,500,000	9.89	$0.2178	1,055,575	9.89	$0.2199

7.         COMMITMENTS AND CONTINGENCIES

Leases

We lease space at our principal location for office and laboratory research facilities.   The current lease is for approximately 12,000 square feet and expires on November 30, 2014.  The lease contains base rentals of approximately $312,000 per annum and an escalation clause for increases in certain operating costs.  As of October 31, 2012, our non-cancelable operating lease commitments are approximately $313,000 for each of the years ending October 31, 2013 and 2014.  Subsequent to October 31, 2012, we have begun to vacate and return certain portions of our facilities to the landlord for possible re-letting.

Rent expense for the fiscal years ended October 31, 2012 and 2011, was approximately $305,000 and $307,000, respectively.

Litigation Matters

On January 28, 2013, we filed a lawsuit in the United States Federal District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract and other charges, and are seeking compensatory, punitive, and treble damages. In addition to numerous material breaches by AUO of the AUO License Agreements , the Complaint alleges that AUO and E Ink conspired to obtain rights to CopyTele’s ePaper® Electrophoretic Display technology, and CopyTele’s Nano Field Emission Display technology.  CopyTele alleges that such activities violated several State and Federal anti-trust and unfair competition statutes for which punitive and/or treble damages are applicable.  We can give no assurance as to the potential outcome of this litigation.

On January 28, 2013, CopyTele also initiated a patent infringement lawsuit in the Federal District Court for the Northern District of California against E Ink, regarding certain patents owned by CopyTele pertaining to CopyTele’s  ePaper® Electrophoretic Display technology.  CopyTele alleges that E Ink has infringed and continues to infringe such patents in connection with the manufacture, sale, use, and importation of eReaders, and other devices with electrophoretic displays. We can give no assurance as to the potential outcome of this litigation.

Commencing in the fourth quarter of fiscal year 2012 the primary operations of the Company involved patent licensing in connection with the unauthorized use of patented technologies and patent enforcement.   In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or award attorney's fees and/or expenses to a defendant(s), which could be material.

Other than the foregoing, we are not a party to any material pending legal proceedings.  We are party to claims and complaints that arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

8.         EMPLOYEE PENSION PLAN

We adopted a qualified noncontributory defined contribution pension plan, effective November 1, 1983, covering all of our present employees.  Contributions, which were made to a trust and funded on a current basis, were based upon specified percentages of compensation, as defined in the plan.  During fiscal year 2001, we amended the plan to suspend benefit accruals as of November 1, 2000.  The plan was terminated as of December 31, 2011 and the individual employee account balances will be distributed upon acceptance of termination filings with the Internal Revenue Service.  Accordingly, we did not incur any pension expense for the fiscal years ended October 31, 2012 and 2011.

9.         INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2012	2011
Federal:
Current	$ -	$ -
Deferred	992,000	5,653,000
State:
Current	-	-
Deferred	32,000	(10,000)
Foreign:
Current	-	600,000
Adjustment to valuation allowance related to net deferred tax assets	(1,024,000)	(5,643,000)
	$ -	$ 600,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2012 and 2011, are as follows:

	2012	2011
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$ 24,284,000	$ 25,062,000
Unrealized gain (loss) on available for sale securities	-	-
Deferred Compensation	2,255,000	2,244,000
Deferred Revenue	404,000	724,000
Other	448,000	385,000
Subtotal	27,391,000	28,415,000
Less: valuation allowance	(27,391,000)	(28,415,000)
Deferred tax asset, net	$ -	$ -

As of October 31, 2012, we had tax net operating loss and tax credit carryforwards of approximately $69,327,000  and $1,358,000, respectively, available, within statutory limits (expiring at various dates between 2013 and 2032), to offset any future regular Federal corporate taxable income and taxes payable.  If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital.  Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

We had tax net operating loss and tax credit carryforwards of approximately $69,228,000 and $21,000, respectively, as of October 31, 2012, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes. The tax net operating loss carryforwards expire at various dates between 2013 and 2031 and the tax credit carryforwards expire between 2013 and 2027.

During the fiscal year ended October 31, 2011, we received a $3,000,000 license fee from AUO which was subject to a 20% foreign withholding tax. The $600,000 withholding tax, at the election of the Company, could be deducted as an operating expense for US income tax purposes or credited against future US income tax.

We have provided a valuation allowance against our deferred tax asset due to our current and historical pre-tax losses and the uncertainty regarding their realizability.  The primary differences from the Federal statutory rate of 34% and the effective rate for the fiscal years ended October 31, 2012 and 2011 of 0% and 8.85%, respectively, is attributable to certain permanent differences, a change in the valuation allowance and foreign taxes.  The following is a reconciliation of income taxes at the Federal statutory tax rate to income tax expense (benefit):

	Year Ended October 31,
	2012		2011
Income tax benefit at U.S. Federal statutory income tax rate	$ (1,446,000)	(34%)	$ (2,305,000)	(34%)
State income taxes	(2,000)	(.06%)	(4,000)	(.06%)
Permanent differences	8,000.19%		10,000.15%
Credits	(63,000)	(1.48%)	(89,000)	(1.31%)
Expiring net operating losses, credits and other	2,527,000	59.44%	7,444,000	109.83%
Foreign rate difference on impairment	-	-	587,000	8.65%
Foreign withholding tax	-	-	600,000	8.85%
Change in valuation allowance	(1,024,000)	(24.09%)	(5,643,000)	(83.26%)
Income tax provision	$ -	0%	$ 600,000	8.85%

During the two fiscal years ended October 31, 2012, we incurred no Federal and no State income taxes. We account for interest and penalties related to income tax matters in selling, general and administrative expenses.

10.       SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”). Reportable operating segments are determined based on management’s approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  In the past, the primary operations of the Company involved licensing in connection with and the development of patented technologies. Commencing in the fourth quarter of fiscal year 2012 the primary operations of the Company involved patent licensing in connection with the unauthorized use of patented technologies and patent enforcement. Prior to the change in the primary operations of the Company, the chief operating decision-maker managed the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services.  Subsequent to the change, chief operating decision-maker manages the enterprise as a single segment which includes the licensing and enforcement of patents from both of the previous segments.

Geographic Information

We generate revenue both domestically (United States) and internationally.  International revenue is based on the country in which our customer (distributor) is located.  For the fiscal years ended October 31, 2012 and 2011, and as of each respective year-end, revenue and accounts receivable by geographic area are as follows:

Geographic Data	2012	2011
Net revenue:
United States	$ 4,275	$ 101,823
Taiwan	940,010	872,670
Other International	2,800	28,700
	$ 947,085	$ 1,003,193

11.       QUARTERLY RESULTS (UNAUDITED)

The following table sets forth unaudited financial data for each of our last eight fiscal quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended October 31, 2012:
Statement of Operations Data:
Net revenue	$ 449,195	$ 248,070	$ 249,470	$ 350
Cost and operating expenses	1,336,451	1,126,268	892,808	1,726,114
Net loss	(886,085)	(877,109)	(629,102)	(1,860,503)
Net loss per share of common stock- basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Year Ended October 31, 2011:
Statement of Operations Data:
Net revenue	$ 16,958	$ 86,915	$ 450,360	$ 448,960
Cost and operating expenses	1,543,096	1,374,469	1,658,018	1,455,876
Net loss	(1,526,109)	(1,287,040)	(1,773,498)	(2,791,389)
Net loss per share of common stock- basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)