Form 10-Q
period 2013-01-31
COPYTELE INC
filed 2013-03-18
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

On March 11, 2013, the registrant had outstanding 191,753,889 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

Table of Content

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	January 31, 2013	October 31, 2012
Current assets:
Cash and cash equivalents	$1,713,353	$339,693
Short-term investment in certificates of deposit	-	500,000
Prepaid expenses and other current assets	67,008	82,326
Total current assets	1,780,361	922,019

Investment in Videocon Industries Limited global depository receipts, at market value	5,730,583	4,728,367

Property and equipment, net of accumulated depreciation of $43,357 and $2,185,525 respectively	11,331	10,290

Total assets	$7,522,275	$5,660,676

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$489,219	$304,523
Accrued liabilities	582,062	330,616
Derivative liability, at fair value	1,180,000	-
Deferred revenue, non-refundable license fees	1,187,320	1,187,320
Total current liabilities	3,438,601	1,822,459

Contingencies (Note 10)

Convertible debentures due September 2016, net of discount of $717,274 and $717,727, respectively	32,726	32,273

Convertible debentures due January 2015, net of discount of $1,390,038	374,962	-

Loan payable to related party (Note 1)	5,000,000	5,000,000

Shareholders’ deficiency:
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized; 185,104,037 and 184,979,037 shares issued and outstanding, respectively	1,851,040	1,849,790
Additional paid-in capital	128,654,723	127,693,160
Loan receivable from related party (Note 1)	(5,000,000)	(5,000,000)
Accumulated deficit	(127,178,309)	(125,083,322)
Accumulated other comprehensive income (loss)	348,532	(653,684)
Total shareholders’ deficiency	(1,324,014)	(1,194,056)

Total liabilities and shareholders’ deficiency	$7,522,275	$5,660,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended January 31,
	2013	2012

Net revenue
Revenue from sales of encryption products, net	2,130	2,525
Display technology license fee	-	446,670
Total net revenue	2,130	449,195

Cost of revenue and operating expenses
Cost of encryption products sold	27,067	737
Research and development expenses	-	649,679
Selling, general and administrative expenses	2,047,862	686,035
Total cost of revenue and operating expenses	2,074,929	1,336,451

Loss from operations	(2,072,799)	(887,256)

Interest expense	(22,195)	-

Interest income	7	1,171

Loss before income taxes	(2,094,987)	(886,085)

Provision for income taxes	-	-

Net loss	(2,094,987)	(886,085)

Other comprehensive income (loss):
Unrealized gain (loss) on investment in Videocon Industries Limited
global depository receipts	1,002,216	(104,709)

Total comprehensive loss	(1,092,771)	(990,794)

Net loss per share:
Basic and diluted	(0.01)	0.00

Weighted average common shares outstanding:
Basic and diluted	184,998,059	178,298,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 (UNAUDITED)

				Loan	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-in	From	Accumulated	Comprehensive	Shareholders’
	Shares	Par Value	Capital	Related Party	Deficit	Income (Loss)	Deficiency

Balance, October 31, 2012	184,979,037	$ 1,849,790	$ 127,693,160	$ (5,000,000)	$ (125,083,322)	$ (653,684)	$ (1,194,056)
Stock option compensation to employees	-	-	473,275	-	-	-	473,275
Stock option compensation to consultants	-	-	241,928	-	-	-	241,928
Common stock issued to consultants	125,000	1,250	24,375	-	-	-	25,625
Unrealized gain on investment in Videocon Industries Limited global depository receipts (Note 4)	-	-	-	-	-	1,002,216	1,002,216
Warrants issued in connection with issuance of convertible debentures	-	-	221,985	-	-	-	221,985
Net loss	-	-	-	-	(2,094,987)	-	(2,094,987)
Balance, January 31, 2013	185,104,037	$ 1,851,040	$ 128,654,723	$ (5,000,000)	$ (127,178,309)	$ 348,532	$ (1,324,014)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended January 31,
	2013	2012
Cash flows from operating activities:
Payments to suppliers, employees and consultants	$ (892,902)	$ (659,782)
Cash received from sales of products and services	2,130	2,525
Interest received	762	-
Net cash used in operating activities	(890,010)	(657,257)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	-	(250,000)
Proceeds from maturities of short-term investments in U.S. government securities and certificates of deposit	500,000	449,854
Proceeds from sale of Digital Info Security Co. Inc. common stock	1,135	-
Payments for purchases of property and equipment	(2,465)	(850)
Net cash provided by investing activities	498,670	199,004

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	1,765,000	-
Proceeds from exercise of stock options	-	147,250
Net cash provided by financing activities	1,765,000	147,250

Net increase (decrease) in cash and cash equivalents	1,373,660	(311,003)
Cash and cash equivalents at beginning of year	339,693	774,040
Cash and cash equivalents at end of period	$ 1,713,353	$ 463,037

Reconciliation of net loss to net cash used in operating activities:
Net loss	$ (2,094,987)	$ (886,085)
Stock option compensation to employees	473,275	80,757
Stock option compensation to consultants	241,928	-
Common stock issued to employees pursuant to stock incentive plans	-	405,991
Common stock issued to consultants	25,625	36,719
Warrants issued for fees in connection with issuance of convertible debentures	7,166	-
Provision for excess inventory	26,490	-
Amortization of convertible debenture discount	5,234	-
Depreciation and amortization	1,424	2,077
Gain on sale of Digital Info Security Co., Inc. common stock	(1,135)	-
Other	-	(274)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(11,172)	-
Accounts payable and accrued liabilities	436,142	150,228
Deferred revenue	-	(446,670)
Net cash used in operating activities	$ (890,010)	$ (657,257)

The accompanying notes are an integral part of these statements.

Table of Content

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         BUSINESS AND FUNDING

Description of Business and Basis of Presentation

As used herein, “we,” “us,” “our,” the “Company” and “CopyTele” refers to CopyTele, Inc.  Our principal operations include the development, acquisition, licensing, and enforcement of patented technologies. While in the past, the primary operations of the Company involved licensing in connection with the development of patented technologies, the primary operations of the Company are now patent licensing in connection with the unauthorized use of patented technologies and patent enforcement. We expect to first generate revenues and related cash flows from the licensing and enforcement of patents that we currently own.  We are continuing to develop our patent portfolios through the filing and prosecution of patent applications and will initiate lawsuits, if necessary, to prevent the unauthorized use of our patented technologies. The changes in the primary operations of the Company included elimination of development efforts, accordingly, we are no longer incurring research and development expenses.  Certain of our patents are encumbered due to arrangements previously entered into by the Company. Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent licensing and enforcement efforts. We expect to obtain the rights to license and enforce additional patents from third parties, and when necessary, will assist such parties in the further development of their portfolios through the filing of additional patent applications. We will likely initiate patent enforcement actions against unauthorized users of patented technologies on our own behalf and in conjunction with such third parties.

Our past operations also included the development, production and marketing of encryption products for use over several communications media.  We do not anticipate developing or marketing any additional encryption products.  During the three months ended January 31, 2013, we wrote-off our remaining inventory of encryption products of approximately $26,000.

During the first quarter of fiscal 2013, we commenced disposing of approximately $2,144,000 of fully depreciated assets, which primarily related to research and development activities.  In addition, during the first quarter of fiscal 2013, we began to vacate and return a substantial portion of our facilities to the landlord for possible re-letting and recorded an expense of approximately $186,000 related to future rentals of unused facilities.

The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. (“CopyTele International”) and CopyTele Marketing Inc. (“CopyTele Marketing”).  CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in fiscal year 2007.  CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company (“Videocon”).  As of January 31, 2013, CopyTele Marketing was inactive. All significant intercompany transactions have been eliminated in consolidation.

Table of Content

The results of operations for interim periods presented are not necessarily indicative of the results that may be expected for a full year or any interim period.  Reference is made to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, for more extensive disclosures than contained in these condensed consolidated financial statements.

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

During the three months ended January 31, 2013, our cash used in operating activities was approximately $890,000.  This resulted from payments to suppliers, employees and consultants of approximately $893,000, which was partially offset by cash of approximately $2,000 received from collections of accounts receivable related to sales of encryption products and interest received of approximately $1,000.  Our cash provided by investing activities during the three months ended January 31, 2013 was approximately $499,000, which resulted from approximately $500,000 received upon the sale or maturities of short-term investments consisting of certificates of deposit and approximately $1,000 received from the sale of Digital Info Security Co. Inc. common stock partially offset by purchases of equipment of approximately $2,000.  Our cash provided by financing activities during the three months ended January 31, 2013 was $1,765,000, which resulted from cash received from the issuance of convertible debentures and warrants in a private placement.  As a result, our cash, cash equivalents and short-term investments at January 31, 2013 increased by approximately $873,000 to approximately $1,713,000 from approximately $840,000 at October 31, 2012.

Table of Content

Total employee compensation expense for the three-month periods ended January 31, 2013 and 2012 was approximately $819,000 and $713,000, respectively.  During the three-months ended January 31, 2013 and 2012, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees.  We recorded stock-based compensation expense, related to stock awards granted to employees, for the three-month periods ended January 31, 2013 and 2012 of approximately $-0- and $406,000, respectively.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, for the three-month periods ended January 31, 2013 and 2012 of approximately $473,000 and $81,000 respectively.

Based on currently available information, we believe that our existing cash and cash equivalents, together with expected cash flows from patent licensing and enforcement, and other potential sources of cash flow may not be sufficient to enable us to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our shareholders.  We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  We can also give no assurance that we will have sufficient funds to repay our convertible debt at maturity in fiscal years 2015 or 2016.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

As shown in the accompanying condensed consolidated financial statements, we have incurred a net loss of approximately $2,095,000 during the three months ended January 31, 2013, and, as of that date, we have an accumulated deficit of approximately $127,178,000 and a net shareholders’ deficiency of approximately $1,324,000.  These and the other factors described herein raise uncertainty about our ability to continue as a going concern.  Management’s plans in regard to these matters are set forth above.  The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The report from our independent registered public accountants, KPMG LLP, dated January 29, 2013, included in our Annual Report on Form10-K for the fiscal year ended October 31, 2012, includes an explanatory paragraph related to our ability to continue as a going concern.

AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AUO (together the “AUO License Agreements”).  Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper ® Display patents and technology, in connection with AUO jointly developing products with CopyTele, including the right to sublicense the technology to third parties in connection with the joint development of such products.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our nFED Display patents and technology, in connection with AUO jointly developing products with CopyTele, with the right to consent to the granting of licenses of the technology to third parties.

Table of Content

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

On January 28, 2013, we terminated the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States Federal District Court for the Northern District of California against AUO and E Ink Corporation in connection with the AUO License Agreements, alleging breach of contract and other charges, and we are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”).  For more details on the AUO/E Ink Lawsuit, please see Note 9, “Contingences” herein.  We can give no assurance as to the outcome of this litigation.

 Related Party Transactions with Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008), (the “Videocon License Agreement”) with Videocon.  In April 2008, the Indian Government approved the Videocon License Agreement.  Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our technology for thin, flat, low voltage phosphor, nFED Display (the “Videocon Licensed Technology”), for Videocon to produce and market products incorporating displays utilizing the Videocon Licensed Technology.  With the approval and support of Videocon, we entered into the Nano Display License Agreements for AUO to utilize their production facilities to produce our nFED Display for their own products and potentially for Videocon products.  Additional licenses of the Videocon Licensed Technology to third parties require the joint agreement of CopyTele and Videocon and may require the consent of AUO, depending upon the outcome of CopyTele’s termination of the Nano Display License Agreement and the AUO/E Ink Lawsuit.

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon.  The initial installment was received in May 2008 however; certain license fee payments were subsequently deferred.  The deferral of the license fee payments is no longer in effect; however, we cannot give any assurance that additional license fee payments will be received.   No such license fee payments were received from Videocon during the three months ended January 31, 2013 and fiscal years ended October 31, 2012 and 2011.  As of January 31, 2013, we have received aggregate license fee payments from Videocon of $3.2 million and $7.8 million remains owed to us.   We are not presently involved in development efforts with Videocon and it is not anticipated that such efforts will be resumed in the future.  We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

Table of Content

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

For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.  The loans are for a period of seven years, do not bear interest, and prepayment of the loans will not release the lien on the Securities prior to end of the seven year period.  The loan agreements provide for customary events of default, which may result in forfeiture of the Securities by the defaulting party, and also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits in respect of the Securities.  The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ deficiency in the accompanying condensed consolidated balance sheet because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently. We have entered into discussions with Videocon regarding the disposition of the Subscription Agreement, GDR Purchase Agreement, and Loan and Pledge Agreements. The outcome of these discussions and the disposition of the related assets and liabilities may have a material effect on our financial statements. We cannot presently estimate the timing or impact of any such resolution.

Table of Content

Revenue Recognition

Revenues from sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting.  Under the AUO License Agreements, we received initial license fees of $3 million, of aggregate license fees of up to $10 million.  The additional $7 million in license fees are payable upon completion of certain conditions for the respective technologies.  We have determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology.  Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial license fees over the estimated periods that we expected to complete the conditions for the respective technologies. We have not recognized any portion of the $7 million of additional license fees as either deferred revenue or revenue as it is considered contingent revenue.

At each reporting period we assess the progress in completing our performance obligations under the AUO License Agreements and recognize license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies.  On this basis, we reassessed the revenue recognition and commencing in the fourth quarter of fiscal year 2012, revenue recognition under the AUO License Agreements is suspended pending resolution of the AUO/E Ink Lawsuit.  For more details on the AUO/E Ink Lawsuit, please see Note 9, “Contingencies” herein.

During the three month periods ended January 31, 2013 and 2012 we recognized approximately $-0- and $447,000, respectively, of license fee revenue from AUO.  License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of January 31, 2013) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet.  The AUO License Agreements also provide for the basis for royalty payments on future production, if any, by AUO to CopyTele, which we have determined represent separate units of accounting.  We have not recognized any royalty income under the AUO License Agreements.

2.         CONVERTIBLE DEBENTURES

Convertible Instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with applicable generally accepted accounting principles (“GAAP”).  ASC 815 “Derivatives and Hedging Activities,” (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Table of Content

            Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

            The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”). Under ASC 470-20 the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815.  Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

            The conversion feature of the convertible debenture issued on January 25, 2013 qualified as an embedded derivative instrument and was bifurcated from the host convertible debenture.  Accordingly, this instrument has been classified as a derivative liability in the accompanying condensed consolidated balance sheet as of January 31, 2013.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

Common Stock Purchase Warrants

            The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock as defined in ASC 815-40 "Contracts in Entity's Own Equity". The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).  The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

Table of Content

Convertible Debenture due September 2016

In September 2012, the Company received aggregate gross proceeds of $750,000 from the issuance of 8% convertible debentures due September 12, 2016 in a private placement, of which $300,000 was sold to the Company’s current Chairman and then Chief Executive Officer and one other director of the Company.  The debentures pay interest quarterly and are convertible into shares of our common stock at a conversion price of $0.092 per share on or before September 12, 2016.  The Company recorded a discount to the carrying amount of the debentures of approximately $717,000 related to the debentures’ beneficial conversion feature.  The Company may prepay the debentures at any time without penalty upon 30 days prior notice.  The Company also has the option to pay interest on the debentures in common stock.  In February 2013, $600,000 principal amount of these debentures were converted into 6,521,736 shares of common stock and an additional 68,116 shares were issued in payment of accrued interest through the conversion date.  The conversion of the debentures will result in the recording of a material charge to interest expense during the second quarter of fiscal 2013.  $150,000 principal amount of debentures remain outstanding.

Convertible Debenture due January 2015

In January 2013, the Company received aggregate gross proceeds of $1,765,000 from the issuance of 8% convertible debentures due January 25, 2015 (“Convertible Debenture due January 2015”), of which $250,000 was received from our current President, Chief Executive Officer and director, and two other directors of the Company.  The debentures pay interest quarterly and are convertible into shares of our common stock at a conversion price of $0.15 per share on or before January 25, 2015.  The embedded conversion feature has certain weighted average anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $0.15 per share.  The Company has the option to pay any interest on the debentures in common stock based on the average of the closing prices of  our common stock for the 10 trading days immediately preceding the interest payment date.  The Company also has the option to pay any interest on the debentures with additional debentures.  The Company may prepay the debentures at any time without penalty upon 30 days prior notice but only if the sales price of the common stock is at least $.30 for 20 trading days in any 30-day trading period ending no more than 15 days before the Company’s prepayment notice.  In conjunction with the issuance of the debentures, the Company issued warrants (the “Convertible Debenture Warrant”) to purchase 5,882,745 shares of its common stock.  Each warrant grants the holder the right to purchase one share of the Company’s common stock at the purchase price of $0.30 per share on or before January 25, 2016.  The Convertible Debenture Warrant may be exercised on a cashless basis only if there is not an effective registration statement covering such shares.

Table of Content

The Company determined, based upon authoritative guidance, that the conversion feature embedded within the Convertible Debenture due January 2016 should be valued separately and bifurcated from the host instrument and accounted for as a free-standing derivative liability and that the Convertible Debenture Warrant should also be valued and accounted for separately as an equity instrument.

The Company determined the fair value of each of the three elements included within the Convertible Debenture due January 2015.  The debenture portion (without the conversion feature) bearing interest at 8% was determined to be a debt instrument with a fair value of $1,490,000.  The embedded conversion feature was determined to be a derivative with a fair value of $1,180,000.  The Convertible Debenture Warrant was determined to be an equity instrument with a fair value of $370,000.  The Company determined the fair value of each of these instruments based upon the assumptions and methodologies as discussed below.

Since the Convertible Debenture Warrant was determined to be an equity instrument, the Company first computed the relative fair value of the Convertible Debenture due January 2015 (including the value of its conversion feature) with a fair value of $2,670,000 and the Convertible Debenture Warrant with a fair value of $370,000.   Accordingly, the relative fair value of the Convertible Debenture Warrant and the Convertible Debenture due January 2015 (including the value of its conversion feature) was determined to be $214,819 and $1,550,181, respectively.  Then, from the relative fair value of the Convertible Debenture due January 2015, the Company deducted in full the fair value of the embedded conversion feature of $1,180,000.   The discount of $1,394,819 applied to the face value of the Convertible Debenture due January 2015 consists of the sum of the relative fair value of the Convertible Debenture Warrant of $214,819 and the full value of the bifurcated conversion option derivative liability of $1,180,000.  The Convertible Debenture due January 2015 was recorded at a net value of $370,181, representing its face value of $1,765,000, less aggregate discounts for the derivative liability and warrant of $1,394,819, as summarized in the table below.

Face value of Convertible Debenture due January 2015		$ 1,765,000
Fair value of embedded conversion feature	$ 1,180,000
Relative fair value of Convertible Debenture Warrant	214,819
Discount	$ 1,394,819	(1,394,819)
Proceeds attributable to the Convertible Debenture due January 2015		$ 370,181

Accordingly, the Company accounted for the full amount of the discount as an offset to the Convertible Debenture due January 2015, amortizable under the effective interest method over the term of the debenture.

Table of Content

The Company calculated the fair value of the embedded conversion feature of the Convertible Debenture due January 2015 using a Monte Carlo simulation, with the observable assumptions as provided in the table below.   The significant unobservable inputs used in the fair value measurement of the reporting entity’s embedded conversion feature are expected stock prices, levels of trading and liquidity of the Company stock, probability of default of the host instrument, and loss severity in the event of such default. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement.  Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

As of January 25, 2013 and January 31, 2013
Stock price on valuation date	$ 0.21
Conversion price	$ 0.15
Stock premium for liquidity	57%
Term (years)	2.00
Expected volatility	110%
Weighted average risk-free interest rate	0.3%
Trials	100,000
Aggregate fair value	$ 1,180,000

The Company calculated the fair value of the Convertible Debenture Warrant issued on January 25, 2013 using the Black-Scholes option pricing model with the following assumptions:

As of January 25, 2013
Stock price on valuation date	$ 0.21
Exercise price	$ 0.30
Stock premium for liquidity	38%
Term (years)	3.00
Warrant exercise trigger price	41%
Expected volatility	95%
Weighted average risk-free interest rate	0.4%
Number of warrants	5,882,745
Aggregate fair value	$ 370,000

The Company determined the fair value of the Convertible Debenture due January 2015 by preparing an analysis of discounted cash flows, using a discount rate of 18.6%, which the Company deemed appropriate given the Company’s current risk scenarios.

Table of Content

The amortization of debt discount related to the Convertible Debenture due January 2015 was $4,781 for the three months ended January 31, 2013. The derivative liability related to the embedded conversion feature is revalued at each reporting period.  There was no change in the fair value of the derivative liability at January 31, 2013 and accordingly during the three months ended January 31, 2013, no change in the fair value of the derivative was reported within the consolidated statement of operations.

In connection with the issuance of the Convertible Debenture due January 2015, the Company provided compensation to the placement agent consisting of a cash fee of $41,400 and a warrant for the purchase of 276,014 shares of the Company’s common stock (“Placement Agent Warrant”).  The terms of the Placement Agent Warrant are identical to the terms of the Convertible Debenture Warrant, and using Black-Scholes, upon issuance, was determined to have a fair value of $17,360.  Assumptions for the valuation of the Placement Agent Warrant were identical to those provided above for the Convertible Debenture Warrant.  In addition, issuance costs included legal fees of approximately $25,000.

The sum of the issuance costs was $83,760, and this cost was allocated as provided below:

Attributable to:	Accounting Treatment	Amount
The embedded conversion feature (derivative)	Expensed as incurred	$ 55,999
The 8% Convertible Debenture Warrant	Charged to additional paid-in capital	10,194
The 8% Convertible Debenture	Recorded as deferred issuance costs and amortized under the interest method over the term of the 8% Convertible Debenture.	17,567
Total		$ 83,760

During the three months ended January 31, 2013, the Company amortized $-0- of deferred issuance costs, which when recorded, will be recorded as interest expense.

            In connection with the issuance of the Convertible Debenture due January 2015, the Company has agreed to prepare and file a registration statement registering for resale the shares of its common stock which may be issued upon the conversion of the debenture consistent with the terms and conditions of the registration rights agreement the Company entered into with the holders of the registrable shares listed above. The company has agreed to file the registration statement by April 25, 2013 and use its best efforts to ensure that such registration statement would be declared effective by July 24, 2013.

Table of Content

            If the Company is late in filing the registration statement, monetary penalties payable by the Company to each holder of registrable securities will commence to accrue and cumulate at a rate equal to one percent (1.0%) of the purchase price per share paid by such holder for the registrable securities for each full period of 30 days that the Company is late in filing the registration statement.

            The Company has agreed to maintain the effectiveness of the registration statement through the earlier of three years from the date of the issuance of the Convertible Debenture due January 2015 or until Rule 144 of the Securities Act is available to the holders to allow them to sell all of their registrable securities thereunder.

3.         STOCK BASED COMPENSATION

We maintain stock equity incentive plans under which we may grant non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service based stock options on the date of grant, and performance based options when the achievement is considered probable, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock exceeds two separate price targets we use a Monte Carlo Simulation in estimating the fair value at grant date. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense of approximately $72,000 and $79,000, related to stock options granted to employees and directors during the three-month periods ended January 31, 2013 and 2012, respectively.

In addition, we recorded stock-based compensation cost during the three months ended January 31, 2013 and 2012 of approximately $401,000 and $2,000, respectively, related to the amortization of compensation cost for stock options granted to employees and directors in prior periods but not yet vested.  As of January 31, 2013, there was unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors, related to service based options of approximately $2,305,000 which will be recognized over a weighted-average period of 2.5 years, related to options subject to market conditions of approximately $1,201,000 which will be recognized over a weighted-average period of 1.7 years and related to performance based options of approximately $795,000.  As of January 31, 2013, we have not recognized any compensation cost related to performance based options as achievement was not considered probable.

          We account for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”).  In accordance with ASC 505-50, we estimate the fair value of service based stock options at each reporting period, and performance based options at each reporting period when the achievement is considered probable, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock exceeds two separate price targets we estimate the fair value at each reporting period using a Monte Carlo Simulation.  We did not issue any stock options to consultants during the three-month periods ended January 31, 2013 and 2012.

Table of Content

         We recorded consulting expense during the three months ended January 31, 2013 and 2012 of approximately $242,000 and $-0-, respectively, related to stock options granted in prior periods but not yet vested.  As of January 31, 2013, there was unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants, related to service based options of approximately $1,405,000 which will be recognized over a weighted-average period of 2.7 years, related to options subject to market conditions of approximately $881,000 which will be recognized over a weighted-average period of 2.1 years and related to performance based options of approximately $530,000.  As of January 31, 2013, we have not recognized any compensation cost related to performance based options as achievement was not considered probable.

Fair Value Determination

In September 2012 we instituted changes to our operations as more fully described in Note 1.  Prior to that date we separated the individuals we granted stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors.  To determine the weighted average fair value of stock options on the date of grant, we took a weighted average of the assumptions used for each of these groups.  Subsequent to that date individuals are included in a single group.  The fair value of stock options granted to consultants is determined on an individual basis.  The stock options we granted during the three months ended January 31, 2013 consisted of awards of options with 5-year terms, which vest over one year or options with 10-year terms which vest in three annual installments commencing November 30, 2013.  The stock options we granted during the three months ended January 31, 2012 consisted of awards of options with 10-year terms which vested immediately.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the three months ended January 31, 2013 and 2012.

Table of Content

	For the Three Months Ended January 31,
	2013	2012
Weighted average fair value at grant date	$ .17	$ 0.08
Valuation assumptions:
Expected life ( years)	5.12	1.6
Expected volatility	115.7%	124%
Risk-free interest rate	.58%	.20%
Expected dividend yield	0	0

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving cash milestones.  The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.  For options granted prior to the change in our operations in September 2012, actual historical performance was used for awards exercised or cancelled.  For awards that remained unexercised and outstanding, even exercise over the remaining contractual term was assumed.  Each category was weighted for its relative size in the population and was then multiplied by the indicated expected term for each category to arrive at the expected term for the population.  For options granted subsequent to the changes in our operations during the fourth quarter of fiscal 2012, we used the simplified method to determine expected term.  The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations and the change in terms from historical options which vested immediately to terms including vesting periods of up to three years.

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

For options vesting if the trading price of the Company’s common stock exceeds two separate price targets we used a Monte Carlo Simulation in estimating the fair value.

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

Table of Content

Stock Option Activity

During the three-month periods ended January 31, 2013 and 2012, we granted options to employees and directors to purchase 1,180,000 and 950,000 shares, respectively, of common stock at weighted average exercise prices of $0.21 and $0.15 per share, respectively, pursuant to the CopyTele, Inc. 2010 Share Incentive Plan (the "2010 Share Plan).  During the three-month periods ended January 31, 2013 and 2012, stock options to purchase -0- shares and 950,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $-0- and $148,000, respectively.

Stock Option Plans

As of January 31, 2013, we have two stock option plans:  the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date.  As of January 31, 2013, the 2003 Share Plan had 489,745 shares available for future grants.  Information regarding the 2003 Share Plan for the three months ended January 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options Outstanding at October 31, 2012	16,350,045	$ 0.72
Forfeited	(441,200)	$ 0.83
Options Outstanding at January 31, 2013	15,908,845	$ 0.71	$ 185,000
Options Exercisable at January 31, 2013	15,848,845	$ 0.71	$ 175,000

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of January 31, 2013:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.07 - $0.37	2,070,000	3.72	$0.15	2,010,000	3.69	$0.16
$0.43 - $0.70	5,384,770	2.70	$0.60	5,384,770	2.70	$0.60
$0.74 - $0.92	6,199,075	3.52	$0.85	6,199,075	3.52	$0.85
$1.04 - $1.46	2,255,000	2.98	$1.10	2,255,000	2.98	$1.10

Table of Content

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares, and on August 29, 2012, the maximum number of shares was further increased to 30,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.  The 2010 Share Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of January 31, 2013, the 2010 Share Plan had 1,075,020 shares available for future grants.  Information regarding the 2010 Share Plan for the three months ended January 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2012	2,820,000	$0.25
Granted	180,000	$0.20
Options Outstanding at January 31, 2013	3,000,000	$0.24	$76,000
Options Exercisable at January 31, 2013	2,000,000	$0.26	$51,000

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of January 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 - $0.37	3,000,000	6.47	$0.24	2,000,000	5.47	$0.26

Table of Content

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, in September 2012, the Board of Directors approved the grant of stock options to purchase 41,500,000 shares and, during the three months ended January 31, 2013, the Board of Directors approved the grant of stock options to purchase 1 million shares.

Of the stock options granted in September 2012, nonqualified options to purchase 40,000,000 shares were issued to our new executive team, consisting of 16,000,000 stock options issued to our new President and Chief Executive Officer, 8,000,000 stock options issued to our new Senior Vice President of Engineering and 16,000,000 stock options issued to a new strategic advisor to the Company.  These stock options have an exercise price of $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board of Directors) and have a term of ten years.  Half of these stock options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the grantees are terminated by the Company without cause, an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the stock options will vest in three equal installments upon achievement of a cash milestone and two stock price targets.   As of January 31, 2013, we have not recognized any compensation cost related to cash milestone based options as achievement was not considered probable.  As of January 31, 2013, 2,222,240 of these stock options were exercisable with an aggregate intrinsic value of approximately $50,000.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The remaining nonqualified  stock options granted in September 2012 to purchase 1.5 million shares consisted of grants of 750,000 stock options to our Chairman in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a director, and 750,000 stock options to a director in compensation for his service in recruiting the Company’s new management team.  These stock options have an exercise price of $0.2225 (the average of the high and low sales price on September 21, 2012).  The options vest in 3 equal annual installments of 250,000 commencing on September 21, 2012 and have a term of ten years.   As of January 31, 2013, 500,000 options were exercisable with an aggregate intrinsic value of approximately $9,000.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

During the three months ended January 31, 2013, nonqualified stock options to purchase 1 million shares were granted to a director as additional compensation for service in recruiting the Company’s new management team.  These stock options have an exercise price of $0.211 (the average of the high and low sales price on November 30, 2012 and vest 333,334 shares upon grant and 333,333 shares in two annual installments commencing November 30, 2014.  The intrinsic value of these options as of January 31, 2013 was approximately $10,000.  These stock options have a term of ten years and otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

Table of Content

The following table summarizes information about the above stock options outstanding that were not granted under the 2003 Share Plan or the 2010 Share Plan as of January 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.21 - $0.22	42,500,000	9.64	$0.22	3,055,574	9.66	$0.22

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  During the three-month periods ended January 31, 2013 and 2012, we issued -0- shares and 3,083,620 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2010 Share Plan and the 2003 Share Plan.  We recorded compensation expense for the three-month periods ended January 31, 2013 and 2012, of approximately $-0- and $406,000, respectively, for the shares of common stock issued to employees.  In addition, during the three-month periods ended January 31, 2013 and 2012, we issued 125,000 shares and 290,470 shares, respectively, of common stock to consultants for services rendered pursuant to the 2010 Share Plan and the 2003 Share Plan.  We recorded consulting expense for the three-month periods ended January 31, 2013 and 2012 of approximately $26,000 and $37,000, respectively for the shares of common stock issued to consultants.

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

Table of Content

Financial assets and liabilities recorded in the accompanying condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which we have the ability to access at the measurement date.

Level 2 - Financial assets and liabilities whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset and liabilities.  We do not currently have any Level 3 financial assets.

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2013:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$ 1,713,353	$ -	$ -	$ 1,713,353
Videocon Industries Limited global depository receipts	5,730,583	-	-	5,730,583
Total financial assets	$ 7,443,936	$ -	$ -	$ 7,443,936

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2012:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$ 339,693	$ -	$ -	$ 339,693
U.S. government securities - Cash and cash equivalents	-	500,000	-	500,000
Videocon Industries Limited global depository receipts	4,728,367	-	-	4,728,367
Total financial assets	$ 5,068,060	$ 500,000	$ -	$ 5,568,060

Table of Content

We did not have any financial liabilities that were required to be measured at fair value on a recurring basis as of October 31, 2012.  The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of January 31, 2013:

	Level 1	Level 2	Level 3	Total
Derivative liability	$ -	$ -	$ 1,180,000	$ 1,180,000

            The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Three Months Ending January 31, 2013
Beginning balance	$-
Aggregate fair value of bifurcated conversion feature issued	1,180,000
Change in fair value of bifurcated conversion feature	-
Ending balance	$1,180,000

The bifurcated conversion feature is accounted for as a derivative liability and is measured at fair value using a Monte Carlo simulation model and is classified within Level 3 of the valuation hierarchy.

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instrument are discussed in Note 2 (Convertible Debentures). The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Principal Financial Officer with support from the Company’s consultants.

In accordance with the provisions of ASC 815, the Company presents the bifurcated conversion feature liability at fair value in its condensed consolidated balance sheet, with the corresponding changes in fair value, if any, recorded in the Company’s condensed statements of operations for the applicable reporting periods.  As disclosed in Note 2, the Company computed the fair value of the derivative liability at the date of issuance and the reporting date of January 31, 2013 using the Monte Carlo simulation model.

The Company developed the assumptions that were used as follows: The stock price on the valuation date of the Company’s common stock was derived from the trading history of the Company’s common stock.  The stock premium for liquidity was computed as the premium required to adjust for the effect of the additional time that it would be expected to take for the market to absorb the converted shares and warrant exercises, given the Company’s current trading volume.  The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical volatility;  the risk free interest rate was obtained from publicly available US Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

Table of Content

Our non financial assets that are measured on a non-recurring basis include our property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists.  The estimated fair value of accounts payable and accrued liabilities approximates their individual carrying amounts due to the short term nature of these measurements.  It is impractical to determine the fair value of the loan receivable and loan payable to the related party given the nature of these loans.  The convertible debentures have been reported net of the discount for the beneficial conversion features and related warrants.  Cash and cash equivalents are stated at carrying value which approximates fair value.  These assets and liabilities were not presented in the preceding table.

5.         INVESTMENTS

Short-term Investments

At October 31, 2012, we had marketable securities consisting of certificates of deposit of approximately $500,000, which were classified as "available-for-sale securities" and reported at fair value.

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

ASC 320 “Investments-Debt and Equity Securities” (“ASC 320”) and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the carrying cost of the investment, an other than temporary impairment should be recorded.  At each reporting period we assess our investment in Videocon to determine if a decline that is other than temporary has occurred.  As of January 31, 2013, on a cumulative basis, write-down of the investment of approximately $10,818,000 was recorded and a new cost basis of approximately $5,382,000 was established.  The fair value of investment in Videocon as of January 31, 2013 and October 31, 2012, and the unrealized gain for the three month period ended January 31, 2013, are as follows:

Table of Content

Investment in Videocon
Fair Value as of October 31, 2012	$ 4,728,367
Reversal of unrealized loss at October 31, 2012	653,684
Unrealized gain	348,532
Fair Value as of January 31, 2013	$ 5,730,583

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

6.          NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the three-month periods ended January 31, 2013 and 2012, were stock options to purchase 61,408,845 and 18,602,045 shares respectively, and warrants to purchase 13,658,759 and 7,500,000 shares, respectively and debentures convertible into 19,919,425 shares and -0- shares respectively.

7.         EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This amendment defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. ASU 2011-12 is effective at the same time as Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU 2011-12 is deferring. ASUs 2011-12 and 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted ASUs 2011-05 and 2011-12 on November 1, 2012 and has presented comprehensive income using the one-statement approach.

Table of Content

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income but only if amounts reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional details about these amounts.  ASU 2013-02 is effective in the second quarter of fiscal year 2013 and is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update 2012-04 (“ASU 2012-04”), Technical Corrections and Improvements. The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification. The amendments in ASU 2012-04 will be effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted ASU 2012-04 on February 1, 2013. The Company does not expect the adoption of ASU 2012-04 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2012, the FASB issued Accounting Standards Update 2012-03 (“ASU 2012-03”), Technical Amendments and Corrections to SEC Sections.  ASU 2012-03 is issued to amend certain SEC paragraphs in the FASB Accounting Standards Codification, including Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin, Technical Amendments, and Corrections Related to FASB Accounting Codification. The amendments in ASU 2012-03 will be effective for interim and annual reporting periods beginning after December 15, 2012.  The Company adopted ASU 2012-03 on February 1, 2013.  The Company does not expect the adoption of ASU 2012-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Table of Content

8.         INCOME TAXES

We file Federal and New York State income tax returns.  Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1997.   We account for interest and penalties related to income tax matters in selling, general and administrative expenses. There are no unrecognized income tax benefits as of January 31, 2013 and October 31, 2012.

9.         SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on management’s approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  In the past, the primary operations of the Company involved licensing in connection with and the development of patented technologies.  Commencing in the fourth quarter of fiscal year 2012 the Company’s primary operations involve patent licensing in connection with the unauthorized use of patented technologies and patent enforcement.  Prior to the change in the primary operations of the Company, the chief operating decision-maker managed the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services.  Subsequent to the change, the chief operating decision-maker manages the enterprise as a single segment which includes the licensing and enforcement of patents from both of the previous segments.

Table of Content

10.       CONTINGENCES

On January 28, 2013, we filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract and other charges, and are seeking compensatory, punitive, and treble damages.   In addition to numerous material breaches by AUO of the AUO License Agreements, the Complaint alleges that AUO and E Ink conspired to obtain rights to CopyTele’s ePaper® Electrophoretic Display technology, and CopyTele’s Nano Field Emission Display technology.  CopyTele alleges that such activities violated several State and Federal anti-trust and unfair competition statutes for which punitive and/or treble damages are applicable.  We can give no assurance as to the potential outcome of this litigation.

On January 28, 2013, CopyTele also initiated a patent infringement lawsuit in the United States District Court for the Northern District of California against E Ink, regarding certain patents owned by CopyTele pertaining to CopyTele’s  ePaper® Electrophoretic Display technology.  CopyTele alleges that E Ink has infringed and continues to infringe such patents in connection with the manufacture, sale, use, and importation of eReaders, and other devices with electrophoretic displays. We can give no assurance as to the potential outcome of this litigation.

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

Table of Content

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

As used herein, “we,” “us,” “our,” the “Company”, “CopyTele” or “CTI” means CopyTele, Inc. unless otherwise indicated.  CTI currently owns 53 U.S. patents and 11 U.S. patent applications. Our principal operations include the development, acquisition, licensing, and enforcement of patented technologies. While in the past, the primary operations of the Company involved licensing in connection with the development of patented technologies, the primary operations of the Company are now patent licensing in connection with the unauthorized use of patented technologies and patent enforcement. We expect to first generate revenues and related cash flows from the licensing and enforcement of patents that we currently own.  We are continuing to develop our patent portfolios through the filing and prosecution of patent applications and will initiate lawsuits, if necessary, to prevent the unauthorized use of our patented technologies. The changes in the primary operations of the Company included elimination of development efforts, accordingly, we are no longer incurring research and development expenses.  Certain of our patents are encumbered due to arrangements previously entered into by the Company.  Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent licensing and enforcement efforts. We expect to obtain the rights to license and enforce additional patents from third parties, and when necessary, will assist such parties in the further development of their patent portfolios through the filing of additional patent applications. In the ordinary course of our business we will likely initiate patent enforcement actions against unauthorized users of patented technologies on our own behalf and in conjunction with such third parties.

Our past operations also included the development, production and marketing of encryption products for use over several communications media.  We do not anticipate developing or marketing any additional encryption products.  During the three months ended January 31, 2013, we wrote-off our remaining inventory of encryption products of approximately $26,000.

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

Table of Content

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

Nano Field Emission Display

Portfolio covering a new type of flat panel display consisting of low voltage color phosphors, specially coated carbon nanotubes, nano materials to generate secondary electrons, and ionized noble gas, resulting in a bright, sharp, high contrast color image. This is emerging technology that would result in a flat panel display utilizing less power, with better picture quality and lower manufacturing costs.

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

Table of Content

Prior Agreements

AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AU Optronics Corp. (“AUO”) (together the “AUO License Agreements”).  Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper® Display patents and technology, in connection with AUO jointly developing products with CTI, including the right to sublicense the technology to third parties in connection with the joint development of such products.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our nFED Display patents and technology, in connection with AUO jointly developing products with CTI, with the right to consent to the granting of licenses of the technology to third parties.

On January 28, 2013, we terminated the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment, unfair business practices, attempted monopolization, and other charges, and we are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”).  A copy of the Complaint filed in the AUO/E Ink Lawsuit is available at www.CopyTele.com.   For more details on the AUO/E Ink Lawsuit, please see “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

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

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon.  The initial installment was received in May 2008 however; certain license fee payments were subsequently deferred.  The deferral of the license fee payments is no longer in effect; however, we cannot give any assurance that additional license fees will be received.   No such license fee payments were received from Videocon during the three months ended January 31, 2013 and fiscal years ended October 31, 2012 and 2011.  As of January 31, 2013, we have received aggregate license fee payments from Videocon of $3.2 million and $7.8 million remains owed to us.

Table of Content

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

For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.  The loans are for a period of seven years, do not bear interest, and prepayment of the loans will not release the lien on the Securities prior to end of the seven year period.  The loan agreements provide for customary events of default, which may result in forfeiture of the Securities by the defaulting party, and also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits in respect of the Securities.  The loan receivable from Mars Overseas is classified as a contra-equity under shareholders’ deficiency in the accompanying condensed consolidated balance sheet, because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently.  We have entered into discussions with Videocon regarding the disposition of the Subscription Agreement, GDR Purchase Agreement, and Loan and Pledge Agreements.  The outcome of these discussions and the disposition of the related assets and liabilities may have a material effect on our financial statements.  We cannot presently estimate the timing or impact of any such resolution.

In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our condensed consolidated financial statements and the notes related thereto.

Table of Content

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

We believe the following critical accounting polices affect the more significant judgments and estimates used in the preparation of our condensed  consolidated financial statements.  For additional discussion on the application of these and other accounting policies, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Revenue Recognition

Revenues from sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and title has transferred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting.  Under the AUO License Agreements, we received initial license fees of $3 million, of aggregate license fees of up to $10 million.  The additional $7 million in license fees are payable upon completion of certain conditions for the respective technologies.  We have determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology.  Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial license fees over the estimated periods that we expected to complete the conditions for the respective technologies. We have not recognized any portion of the $7 million of additional license fees as either deferred revenue or revenue as it is considered contingent revenue.

At each reporting period we assess the progress in completing our performance obligations under the AUO License Agreements and recognize license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies.  On this basis, we reassessed the revenue recognition and commencing in the fourth quarter of fiscal year 2012, revenue recognition under the AUO License Agreements is suspended pending resolution of the AUO/E Ink Lawsuit.  For more details on the AUO/E Ink Lawsuit, please see Note 10, “Contingencies” to the condensed consolidated financial statements.

Table of Content

During the three month periods ended January 31, 2013 and 2012 we recognized approximately $-0- and $447,000, respectively, of license fee revenue from AUO.  License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of January 31, 2013) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet.  The AUO License Agreements also provide for the basis for royalty payments on future production, if any, by AUO to CTI, which we have determined represent separate units of accounting.  We have not recognized any royalty income under the AUO License Agreements.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment.  During fiscal year 2012 we discontinued utilizing Volga–Svet, Ltd., a Russian corporation (“Volga”), for contract research and development work.  In evaluating our investment in Volga at October 31, 2012, we determined that the discontinuation of funding from CTI and lack of available financial information from Volga has impaired the value of our investment in Volga.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $473,000 and $81,000 during the three-month periods ended January 31, 2013 and 2012, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50.  We recognized consulting expense for stock options granted to non-employee consultants during the three-month periods ended January 31, 2013 and 2012, of $242,000 and $-0-, respectively.  See Note 3 to the condensed consolidated financial statements for additional information.

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  We recorded stock-based compensation expense for the three-month periods ended January 31, 2013 and 2012, of approximately $-0- and $406,000, respectively, for the shares of common stock issued to employees.  In addition, we recorded consulting expense for the three-month periods ended January 31, 2013 and 2012 of approximately $26,000 and $37,000, respectively, for the shares of common stock issued to consultants.

Table of Content

Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected term.  If factors change and we employ different assumptions in the application of ASC 718 and ASC 505-50 in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.  See Note 3 to the condensed consolidated financial statements for additional information.

Convertible Debentures

The Company accounts for hybrid contracts that feature conversion options in accordance with applicable generally accepted accounting principles (“GAAP”).  ASC  815 “Derivatives and Hedging Activities,” (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

            Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

            The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”). Under ASC 470-20 the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815.  Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Table of Content

            The conversion feature of the convertible debenture issued on January 25, 2013 qualified as an embedded derivative instrument and was bifurcated from the host convertible debenture.  Accordingly, this instrument has been classified as a derivative liability in the accompanying condensed consolidated balance sheet as of January 31, 2013.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

RESULTS OF OPERATIONS

            In light of the change in our primary operations to Patent Monetization and Patent Assertion from research, development and licensing, the comparison of our results of operations may have limited future value.

Three months ended January 31, 2013 compared with three months ended January 31, 2012

Net Revenue

Net revenue decreased by approximately $447,000 in the three months ended January 31, 2013, to approximately $2,000, as compared to approximately $449,000 in the comparable prior-year period. Revenue during the prior year period from display technology license fees of approximately $447,000 was related to the AUO License Agreements.  We did not record revenue from display technology license fees during the current year period. Revenue recognition of license fees has been suspended pending resolution of the AUO/E Ink Lawsuit. See “- General” above in this Item 2.  Revenue from sales of encryption products was approximately $2,000 in the three months ended January 31, 2013, as compared to approximately $3,000 in the comparable prior-year period.

Cost of Encryption Products Sold

The cost of encryption products sold increased by approximately $26,000 in the three months ended January 31, 2013, to approximately $27,000, as compared to approximately $1,000 in the comparable prior-year period.  During the three months ended January 31, 2013 we wrote-off our remaining inventory of encryption products of approximately $26,000.

Research and Development Expenses

We have discontinued all research and development activity during the fourth quarter of fiscal year 2012.  Accordingly, research and development expenses have decreased to $-0- in the three months ended January 31, 2013 from approximately $650,000 during the prior year period.

Table of Content

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1,362,000 to approximately $2,048,000 in the three months ended January 31, 2013, from approximately $686,000 in the comparable prior-year period.  The increase in the current period reflected the effect of discontinuing research and development activities in the fourth quarter of fiscal year 2012, including the discontinuation of allocating certain overhead cost to research and development expense.  The increase in selling, general and administrative expenses was principally due to an increase in employee stock option expense of approximately $393,000, an increase in consultant stock option expense of approximately $242,000, an increase in legal and accounting fees of approximately $189,000, an increase in shareholder relations expense of approximately $98,000, and an increase in employee compensation and related costs, other than stock option expense, of approximately $64,000.  In addition, during the first quarter of fiscal 2013 we began to vacate and return a substantial portion of our facilities to the landlord for possible re-letting and recorded an expense of approximately $186,000 related to future rentals of unused facilities.  The additional legal and accounting fees and shareholder relations expense are related to the Company’s restructuring, which commenced in the fourth quarter of the fiscal year ended October 31, 2012 and the lawsuit filed against AUO and E Ink in January 2013.

Interest Expense

Interest expense increased to approximately $22,000 in the three month period ended January 31, 2013 from $-0- in the prior year period, due to interest expense and amortization of debt discount recorded in connection with the convertible debentures issued in September 2012 and January 2013.

Interest Income

Interest income decreased to $-0- in the current period compared to approximately $1,000 in the three months ended January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock in our initial public offering and in private placements, upon exercise of warrants issued in connection with the private placements and our initial public offering, and upon the exercise of stock options.  In addition, we have generated limited cash flows from sales of our encryption products and from license fees from Videocon related to our display technology pursuant to the Videocon License Agreement (as defined above).  In May 2011, we entered into the AUO License Agreements (as defined above) with AUO, and in June 2011 we received an initial license fee from AUO.

In September 2012, we received aggregate gross proceeds of $750,000 from the issuance of 8% convertible debentures due September 12, 2016 in a private placement, of which $300,000 was sold to our current Chairman and then Chief Executive Officer and one other director of the Company.  The debentures pay interest quarterly and are convertible into shares of our common stock at a conversion price of $0.092 per share on or before September 12, 2016.  We recorded a discount to the carrying amount of the debentures of approximately $717,000 related to the debentures’ beneficial conversion feature.  We may prepay the debentures at any time without penalty upon 30 days prior notice.  We also have the option to pay interest on the debentures in common stock.  In February 2013, $600,000 principal amount of these debentures were converted into 6,521,736 shares of common stock and an additional 68,116 shares were issued in payment of accrued interest through the conversion date.  The conversion of the debentures will result in the recording of a material charge to interest expense during the second quarter of fiscal 2013.  $150,000 principal amount of debentures remain outstanding.

Table of Content

In January 2013, we received aggregate gross proceeds of $1,765,000 from the issuance of 8% convertible debentures due January 25, 2015, of which $250,000 was received from our current President, Chief Executive Officer and director, and two other directors of the Company.  The debentures pay interest quarterly and are convertible into shares of our common stock at a conversion price of $0.15 per share on or before January 25, 2015.  The embedded conversion feature has certain weighted average anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $0.15 per share.  We have the option to pay any interest on the debentures in common stock based on the average of the closing prices of  our common stock for the 10 trading days immediately preceding the interest payment date.  We also have the option to pay any interest on the debentures with additional debentures.  We may prepay the debentures at any time without penalty upon 30 days prior notice but only if the sales price of the common stock on the principal market on which the common stock is primarily listed and quoted for trading is at least $.30 for 20 trading days in any 30-day trading period ending no more than 15 days before the Company’s prepayment notice.  In conjunction with the issuance of the debentures, we issued warrants to purchase 5,882,745 shares of our common stock.  Each warrant grants the holder the right to purchase one share of our common stock at the purchase price of $0.30 per share on or before January 25, 2016.  In connection with the sale of debentures, we paid a placement fee of approximately $41,000 and issued the placement agent a warrant to purchase 276,014 shares of common stock with identical provisions as warrants issued with the debentures.  We also agreed to register the common stock issuable upon conversion of the debentures and exercise of the warrants.  The warrants may be exercised on a cashless basis only if there is not an effective registration statement covering such shares.

During the three months ended January 31, 2013, our cash used in operating activities was approximately $890,000.  This resulted from payments to suppliers, employees and consultants of approximately $893,000, which was offset by cash of approximately $2,000 received from collections of accounts receivable related to sales of encryption products and interest received of approximately $1,000.  Our cash provided by investing activities during the three months ended January 31, 2013 was approximately $499,000, which resulted from approximately $500,000 received upon the sale or maturities of short-term investments consisting of certificates of deposit and approximately $1,000 received from the sale of Digital Info Security Co. Inc. common stock offset by purchases of equipment of approximately $2,000.  Our cash provided by financing activities during the three months ended January 31, 2013 was $1,765,000, which resulted from cash received from the sale of convertible debentures and warrants in a private placement.  As a result, our cash, cash equivalents and short-term investments at January 31, 2013 increased by approximately $873,000 to approximately $1,713,000 from approximately $840,000 at October 31, 2012.

Table of Content

Prepaid expenses and other current assets decreased by approximately $15,000, to approximately $67,000 at January 31, 2013 from approximately $82,000 at October 31, 2012, primarily as a result of the write off of inventory, which was classified as other current assets, of approximately $26,000, offset by the recording of deferred convertible debenture issuance costs of approximately $17,000.  Investment in Videocon is recorded at fair value and increased by approximately $1,002,000, to approximately $5,731,000 at January 31, 2013 from approximately $4,728,000 at the end of fiscal year 2012, as a result of an increase in the underlying price of Videocon’s equity shares which are listed on the Luxembourg Stock Exchange.  Property and equipment, net of depreciation, was approximately $11,000 at January 31, 2013 and approximately $10,000 at October 31, 2012.  Accounts payable and accrued liabilities increased by approximately $436,000 from approximately $635,000 at the end of fiscal year 2012 to approximately $1,071,000 at January 31, 2013, as a result of the timing of payments and an increase in certain expenses related to the changes in our business.  The fair value of derivatives, related to the convertible debentures issued during the first quarter of fiscal year 2013, was approximately $1,180,000 at January 31, 2013 and $-0- at October 31, 2012.  Deferred revenue remained at approximately $1,187,000 at January 31, 2013 and October 31, 2012.  Convertible debentures due 2016 were approximately $33,000 at January 31, 2013 and approximately $32,000 at October 31, 2012.  Convertible debentures due 2015, which were issued during the first quarter of fiscal year 2013, were approximately $375,000 as of January 31, 2013.  Loan payable, which is due in December 2014, remained at $5,000,000 at January 31, 2013 and October 31, 2012.  Loan receivable, which is classified as a contra-equity under shareholders’ deficiency in the accompanying condensed consolidated balance sheet and is due in December 2014, remained at $5,000,000 at January 31, 2013 and October 31, 2012.  As a result of these changes, working capital deficit at January 31, 2013 was approximately $1,658,000 compared to working capital deficit of approximately $900,000 at October 31, 2012.

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

On January 28, 2013, we terminated the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States Federal District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment, unfair business practices, attempted monopolization, and other charges, and we are seeking compensatory, punitive, and treble damages.  For more details on the AUO/E Ink Lawsuit, please see “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.  We can give no assurance as to the potential outcome of this litigation.

Table of Content

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon.  The initial installment was received in May 2008 however; certain license fee payments were subsequently deferred.  The deferral of the license fee payments is no longer in effect; however, we cannot give any assurance that additional license fees will be received.   No such license fee payments were received from Videocon during the three months ended January 31, 2013 and the fiscal years ended October 31, 2012 and 2011.  As of January 31, 2013, we have received aggregate license fee payments from Videocon of $3.2 million and $7.8 million remains owed to us.  We are not presently involved in development efforts with Videocon and it is not anticipated that such efforts will be resumed in the future.  We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

Total employee compensation expense for the three-month periods ended January 31, 2013 and 2012 was approximately $819,000 and $713,000, respectively.  During the three-months ended January 31, 2013 and 2012, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  We recorded stock-based compensation expense, related to stock awards granted to employees, for the three-month periods ended January 31, 2013 and 2012 of approximately $-0- and $406,000, respectively.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, for the three-month periods ended January 31, 2013 and 2012 of approximately $473,000 and $81,000 respectively.

Based on currently available information, we believe that our existing cash and cash equivalents, together with expected cash flows from patent licensing and enforcement, and other potential sources of cash flow may not be sufficient to enable us to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our shareholders.  We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  We can also give no assurance that we will have sufficient funds to repay our convertible debt at maturity in fiscal years 2015 or 2016.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

Table of Content

As shown in the accompanying condensed consolidated financial statements, we have incurred a net loss of approximately $2,095,000 during the three months ended January 31, 2013, and, as of that date, we have an accumulated deficit of approximately $127,178,000 and a net shareholders’ deficiency of approximately $1,324,000.  These and the other factors described herein raise uncertainty about our ability to continue as a going concern.  Management’s plans in regard to these matters are set forth above.  The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The report from our independent registered public accountants, KPMG LLP, dated January 29, 2013, included in our Annual Report on Form10-K for the fiscal year ended October 31, 2012, includes an explanatory paragraph related to our ability to continue as a going concern.

The following table presents our expected cash requirements for contractual obligations outstanding as of January 31, 2013:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Non-cancelable Operating Leases	$313,000	$260,000	$-	$-	$573,000

Convertible Debentures due 2016 (a)	-	-	750,000	-	750,000

Convertible Debentures due 2015	-	1,765,000	-	-	1,765,000

Secured Loan Obligation to Mars Overseas	-	$5,000,000	-	-	5,000,000

Total Contractual Cash Obligations	$313,000	$7,025,000	$750,000	$-	$8,088,000

Table of Content

(a) In February 2013, $600,000 principal amount of these debentures were converted into 6,521,736 shares of common stock and an additional 68,116 shares were issued in payment of accrued interest through the conversion date.  $150,000 principal amount of debentures remain outstanding.

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

Refer to Note 7 to the condensed consolidated financial statements – “Effect of Recent Pronouncements” for discussion regarding the impact of recently adopted accounting pronouncements on our condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 under “Item 1A – “Risk Factors.”  You should read this discussion and analysis along with our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 and the condensed consolidated financial statements included in this Report.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At January 31, 2013, our investment in Videocon GDRs is recorded at fair value of approximately $5,731,000 and has exposure to additional price risk.  The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of January 31, 2013, amounts to approximately $573,000.

As a smaller reporting company, the Company is not required to provide the disclosures set forth in this Item.

Table of Content

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our President and Chief Executive Officer and our Vice President – Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Vice President – Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

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

On January 28, 2013, we also filed a separate lawsuit against E Ink for patent infringement.  See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – General – Patent Monetization and Patent Assertion – Patent Monetization and Patent Assertion Actions”.

Other than the foregoing, we are not a party to any material pending legal proceedings.  We are party to claims and complaints that arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 25, 2013 (the “Closing Date”), we completed a private placement with 20 accredited investors, including Robert A. Berman, the Company’s President, Chief  Executive Officer and a director, Dr. Amit Kumar, a consultant and director of the Company, and Bruce Johnson, a director of the Company (the “Investors”), pursuant to which we sold $1,765,000 principal amount of 8% Convertible Debentures due 2015 (the “Debentures”) and warrants (the “Warrants”) to purchase 5,882,745 shares of common stock of the Company (the “Warrant Shares”).  The Debentures mature on January 25, 2015, bear interest at the rate of 8% payable quarterly and are convertible into shares (the “Conversion Shares”) of our common stock at a price per share of $0.15.  The Company may prepay the Debentures at any time without penalty upon 30 days prior notice, but only if the sales price of the common stock on the principal market on which the common stock is primarily listed and quoted for trading is at least $0.30 for 20 trading days in any 30-day trading period ending no more than 15 days before the Company’s prepayment notice.

Table of Content

The Debentures contain full ratchet anti-dilution protection which means, that, subject to certain exceptions, if the Company sells shares of common stock (or securities convertible or exchangeable  into common stock) at an effective price of less than $0.15 per share of common stock, the conversion price of the Debentures will be reduced to such lower effective sales price.  The Debentures also provide for events of default which, if any of them occurs, would permit the principal of and accrued interest on the Debentures to become or to be declared due and payable, unless the event of default has been cured or the holder of the Debenture has waived in writing the event of default.  If all of the Debentures are converted, the Company would issue 6,667 shares of common stock for each $1,000 principal amount of Debentures or 11,767,255 shares of its common stock in the aggregate. For each $1,000 principal amount of Debentures, the Company issued a Warrant to purchase 3,333 shares of common stock.  Each Warrant grants the holder the right to purchase the Warrant Shares at the purchase price per share of $0.30 on or before January 25, 2016.  If there is not an effective registration statement covering the Warrant Shares, the Warrants may be exercised on a cashless basis.

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

In connection with this offering, the Company granted each investor registration rights with respect to the Conversion Shares and the Warrant Shares. The Company is obligated to use its reasonable best efforts to cause a registration statement registering for resale the Conversion Shares and the Warrant Shares to be filed no later than April 25, 2013 and must be declared effective no later than July 24, 2013. The Company is required to use it reasonable best efforts to keep the registration statement effective until the Conversion Shares and the Warrant Shares can be sold under Rule 144(k) of the Securities Act or such earlier date when all Conversion Shares and the Warrant Shares have been sold publicly; provided, however, the Company shall not be required to keep the Registration Statement effective after January 25, 2016. If a registration statement covering the resale of the Conversion Shares is not filed within the 90-day period (the “Filing Default”), then on the date of the Filing Default and on each monthly anniversary (if the Filing Default has not been cured by such date) until the Filing Default is cured, the Company shall pay in cash to each Debenture holder liquidated damages equal to 1.0% of the aggregate purchase price paid by such holder for such Debentures then held by such holder.  The liquidated damages will apply on a daily pro-rata basis for any portion of a month prior to curing of the Filing Default.  The Company will not be liable for liquidated damages with respect to Warrant Shares.

Table of Content

In connection with this offering we paid The Benchmark Company LLC, as placement agent, a cash placement fee of $41,400 (or 6% of the aggregate purchase price from the investors they introduced to us) and issued to them warrants to purchase 276,014 shares of common stock (or 6% of the aggregate number of shares underlying the Debentures issued to the investors they introduced to us) upon the same terms as the Warrants issued in the offering.

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

Item 6.  Exhibits.

31.1   Certification of Chief Executive Officer, pursuant to Section 302 of   the Sarbanes-Oxley Act of 2002, dated March 18, 2013.

31.2   Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 18, 2013.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 18, 2013.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 18, 2013.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                   COPYTELE, INC.

By: /s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
March 18, 2013	(Principal Executive Officer)

By: /s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal
March 18, 2013	Financial and Accounting Officer)

                                                                                                                                                                                           50