Form 10-Q/A
period 2013-01-31
COPYTELE INC
filed 2013-03-25
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.

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

March 21, 2013

(Principal Executive Officer)

By: /s/ Henry P. Herms

Henry P. Herms

Vice President - Finance and

Chief Financial Officer (Principal

March 21, 2013

Financial and Accounting Officer)