Form 10-Q
period 2013-04-30
COPYTELE INC
filed 2013-06-14
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

On June 7, 2013, the registrant had outstanding 199,959,796 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30,	October 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$1,273,752	$339,693
Short-term investment in certificates of deposit	-	500,000
Prepaid expenses and other current assets	52,121	82,326
Total current assets	1,325,873	922,019

Investment in Videocon Industries Limited global depository receipts, at market value	6,020,777	4,728,367

Property and equipment, net of accumulated depreciation of $41,148 and $2,185,525 respectively	7,716	10,290
Total assets	$7,354,366	$5,660,676

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$534,046	$304,523
Accrued liabilities	609,951	330,616
Derivative liability, at fair value	970,000	-
Deferred revenue, non-refundable license fees	1,187,320	1,187,320
Total current liabilities	3,301,317	1,822,459

Contingencies (Note 10)

Other liabilities	45,600	-

Convertible debentures due September 2016, net of discount of $-0- and $717,727, respectively	-	32,273
Convertible debentures due January 2015, net of discount of $1,311,421	453,579	-
Loan payable to related party (Note 1)	5,000,000	5,000,000

Shareholders’ deficiency:
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized; 199,889,796 and 184,979,037 shares issued and outstanding, respectively	1,998,898	1,849,790
Additional paid-in capital	130,571,008	127,693,160
Loan receivable from related party (Note 1)	(5,000,000)	(5,000,000)
Accumulated deficit	(129,654,762)	(125,083,322)
Accumulated other comprehensive income (loss)	638,726	(653,684)
Total shareholders’ deficiency	(1,446,130)	(1,194,056)

Total liabilities and shareholders’ deficiency	$7,354,366	$5,660,676

The accompanying notes are an integral part of these condensed consolidated financial statements

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Six Months Ended April 30,

	2013	2012

Net revenue
Revenue from sales of encryption products, net	$2,130	$3,925
Display technology license fee	-	693,340
Total net revenue	2,130	697,265

Cost of revenue and operating expenses
Cost of encryption products sold	27,067	1,234
Research and development expenses	-	1,253,890
Selling, general and administrative expenses	3,898,887	1,207,595
Total cost of revenue and operating expenses	3,925,954	2,462,719

Loss from operations	(3,923,824)	(1,765,454)

Change in fair value of derivative liability	210,000	-

Interest expense	(857,653)	-

Interest income	37	2,260

Loss before income taxes	(4,571,440)	(1,763,194)

Provision for income taxes	-	-

Net loss	(4,571,440)	(1,763,194)

Other comprehensive income (loss):
Unrealized gain (loss) on investment in Videocon Industries Limited global depository receipts	1,292,410	(517,562)

Total comprehensive loss	$(3,279,030)	$(2,280,756)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	188,674,589	179,435,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	April 30,
	2013	2012
Net revenue
Revenue from sales of encryption products, net	$-	$1,400
Display technology license fee	-	246,670
Total net revenue	-	248,070

Cost of revenue and operating expenses
Cost of encryption products sold	-	497
Research and development expenses	-	604,211
Selling, general and administrative expenses	1,851,025	521,560
Total cost of revenue and operating expenses	1,851,025	1,126,268

Loss from operations	(1,851,025)	(878,198)

Change in fair value of derivative	210,000	-

Interest expense	(835,458)	-

Interest income	30	1,089

Loss before income taxes	(2,476,453)	(877,109)

Provision for income taxes	-	-

Net loss	$(2,476,453)	$(877,109)

Other comprehensive income (loss):
Unrealized gain (loss) on investment in Videocon Industries Limited global depository receipts	290,194	(412,853)

Total comprehensive loss	$(2,186,259)	$(1,289,962)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	191,654,954	180,597,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED APRIL 30, 2013 (UNAUDITED)

			Additional Paid-in Capital	Receivable From Related Party		Other Comprehensive Income (Loss)	Total Shareholders’ Deficiency
	Common Stock				Accumulated Deficit
	Shares	Par Value

Balance, October 31, 2012	184,979,037	$1,849,790	$127,693,160	($5,000,000)	($125,083,322)	($653,684)	($1,194,056)
Stock option compensation to employees	-	-	1,027,832	-	-	-	1,027,832
Stock option compensation to consultants	-	-	427,128	-	-	-	427,128
Common stock issued to consultants	250,000	2,500	49,375	-	-	-	51,875
Common stock issued upon exercise of stock options	90,000	900	12,150	-	-	-	13,050
Sale of common stock to Aspire Capital Fund, LLC, net of expense	2,500,000	25,000	433,325	-	-	-	458,325
Common stock issued to Aspire Capital Fund, LLC, as consideration	3,500,000	35,000	(35,000)	-	-	-	-
Common stock issued upon conversion of convertible debentures	8,152,170	81,522	668,478	-	-	-	750,000
Common stock issued in payment of interest on convertible debentures	218,589	2,186	32,575	-	-	-	34,761
Common stock issued to acquire patent license	200,000	2,000	40,000	-	-	-	42,000
Warrants issued in connection with issuance of convertible debentures	-	-	221,985	-	-	-	221,985
Unrealized gain on investment in Videocon Industries Limited global depository receipts (Note 4)	-	-	-	-	-	1,292,410	1,292,410
Net loss	-	-	-	-	(4,571,440)	-	(4,571,440)
Balance, April 30, 2013	199,889,796	$ 1,998,898	$130,571,008	($5,000,000)	($129,654,762)	$638,726	($1,446,130)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	April 30,
	2013	2012
Cash flows from operating activities:
Payments to suppliers, employees and consultants	$(1,805,659)	$(1,553,792)
Cash received from sales of products and services	2,130	3,925
Interest received	792	-
Net cash used in operating activities	(1,802,737)	(1,549,867)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	-	(1,000,000)
Proceeds from maturities of short-term investments in U.S. government securities and certificates of deposit	500,000	1,699,706
Proceeds from sale of Digital Info Security Co. Inc. common stock	1,135	-
Payments for purchases of property and equipment	(714)	(1,600)
Net cash provided by investing activities	500,421	698,106

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	1,765,000	-
Proceeds from sale of common stock, net of expense	458,325	-
Proceeds from exercise of stock options	13,050	208,450
Net cash provided by financing activities	2,236,375	208,450

Net increase (decrease) in cash and cash equivalents	934,059	(643,311)
Cash and cash equivalents at beginning of year	339,693	774,040
Cash and cash equivalents at end of period	$1,273,752	$130,729

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,571,440)	$(1,763,194)
Stock option compensation to employees	1,027,832	111,105
Stock option compensation to consultants	427,128	-
Common stock issued to employees pursuant to stock incentive plans	-	524,609
Common stock issued to consultants	51,875	39,607
Common stock issued to acquire patent license	42,000	-
Warrants issued for fees in connection with issuance of convertible debentures	7,166	-
Provision for excess inventory	26,490	-
Amortization of convertible debenture discount	801,125	-
Common stock issued to pay interest on convertible debentures	34,761	-
Other	2,153	3,433
Change in operating assets and liabilities:
Prepaid expenses and other current assets	3,715	(10,341)
Accounts payable and accrued liabilities	508,858	238,254
Derivative liability	(210,000)	-
Deferred revenue	-	(693,340)
Other liabilities	45,600	-
Net cash used in operating activities	$(1,802,737)	$(1,549,867)

Supplemental disclosure of non-cash financing actives:
Common stock issued upon conversion of debentures	$750,000	$-
Fair value of debenture embedded conversion feature	$1,180,000	$-
Relative fair value of convertible debenture warrant	$214,819	$-

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         BUSINESS AND FUNDING

Description of Business and Basis of Presentation

As used herein, “we,” “us,” “our,” the “Company” and “CopyTele” refers to CopyTele, Inc. Our principal operations include the development, acquisition, licensing, and enforcement of patented technologies.While in the past, the primary operations of the Company involved licensing in connection with the development of patented technologies, the primary operations of the Company are now patent licensing in connection with the unauthorized use of patented technologies and patent enforcement. We expect to first generate revenues and related cash flows from the licensing and enforcement of patents that we currently own, and thereafter from patents and patent rights that we acquire from third parties. We are continuing to develop our patent portfolios through the filing and prosecution of patent applications and have initiated and will continue to initiate lawsuits, if necessary, to prevent the unauthorized use of our patented technologies. The changes in the primary operations of the Company included elimination of product development efforts, accordingly, we are no longer incurring research and development expenses. Certain of our patents are encumbered due to arrangements previously entered into by the Company. Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent licensing and enforcement efforts. We have obtained and will continue to obtain the rights to license and enforce additional patents from third parties, and when necessary, will assist such parties in the further development of their patent portfolios through the filing of additional patent applications. In the ordinary course of business we have initiated and will likely continue to initiate additional patent enforcement actions against unauthorized users of patented technologies on our own behalf and in conjunction with such third parties.

            During the six months ended April 30, 2013, we disposed of approximately $2,144,000 of fully depreciated assets, which primarily related to research and development activities. In addition, we have vacated and returned a substantial portion of our facilities to the landlord for possible re-letting and, during the first quarter of fiscal year 2013, recorded an expense of approximately $186,000 related to future rentals of unused leased facilities.

The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, CopyTele International Ltd. (“CopyTele International”), CopyTele Marketing Inc. (“CopyTele Marketing”), CTI Patent Acquisition Corporation and Secure Web Conference Corporation. CopyTele International and CopyTele Marketing were incorporated in the British Virgin Islands in fiscal year 2007. CopyTele International was formed for the purpose of holding an investment in global depository receipts of Videocon Industries Limited, an Indian company (“Videocon”). CTI Patent Acquisition Corporation and Secure Web Conference Corporation were formed during the second quarter of fiscal year 2013 for the purpose of acquiring and licensing and enforcing patented technologies including patents and patent rights obtained from third parties. As of April 30, 2013, CopyTele Marketing was inactive. All significant intercompany transactions have been eliminated in consolidation.

During the quarter ended April 30, 2013, the Company, through its wholly owned subsidiary, CTI Patent Acquisition Corporation (“CTIPAC”), entered into two separate exclusive license agreements pursuant to which it acquired the rights to patent portfolios relating to (i) loyalty awards programs commonly provided by airlines, credit card companies, hotels, retailers, casinos, and others, and (ii) window frames commonly used in manufactured housing and replacement windows. In exchange, the respective licensors will receive a percentage of all net amounts received by CTIPAC from the licensing and enforcement of each patent portfolio. In accordance with ASC 845-10-30-8, management determined that neither the fair value of the nonmonetary assets transferred nor the fair value of a nonmonetary assets received in exchange were determinable within reasonable limits, and as a result, no amounts have been reflected in the accompanying financial statements related to the acquisition of these two patent portfolios.

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

Funding and Management’s Plans

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock, upon exercise of warrants, the issuance of convertible debentures, and upon the exercise of stock options.  In addition we have generated limited cash flows from sales of our encryption products and from license fees related to our display technology pursuant to the Videocon License Agreement (as defined below) and the AUO License Agreements (as defined below).

On April 23, 2013, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of our common stock over the two-year term of the agreement.  In consideration for entering into the Stock Purchase Agreement, concurrently with the execution of the agreement, we issued to Aspire Capital 3,500,000 shares of our common stock with a fair value of $700,000 as a commitment fee. Upon execution of the Stock Purchase Agreement, Aspire Capital purchased 2,500,000 shares on April 23, 2013 for $500,000.  Before we can sell any additional shares under the Stock Purchase Agreement, we must have a registration statement covering the shares issued to Aspire Capital declared effective by the Securities and Exchange Commission (the “SEC”).

Under the Stock Purchase Agreement there are two ways that we can elect to sell shares of common stock to Aspire Capital. On any business day we can select: (1) through a regular purchase of up to 200,000 shares (but not to exceed $200,000) at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a volume-weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of (i) the closing sale price on the purchase date or (ii) 95% of the VWAP for such purchase date. The Company can only require a VWAP purchase if the closing sale price for our Common Stock on the notice day for the VWAP purchase is higher than $0.50 and the Company has also submitted a regular purchase notice to Aspire Capital in the amount of 200,000 shares on the notice date for the VWAP purchase.

The number of shares covered by and the timing of, each purchase notice are determined by us, at our sole discretion. The Company cannot execute any sales under the Stock Purchase Agreement when the closing for our common stock is less than $0.15. Aspire Capital has no right to require any sales from us, but is obligated to make purchases as directed in accordance with the Stock Purchase Agreement. The Stock Purchase Agreement may be terminated by us at any time, at our discretion, without any cost or penalty. We incurred expenses of approximately $42,000 in connection with the execution of the Stock Purchase Agreement in addition to the 3,500,000 shares of our common stock we issued as a commitment fee.

During the six months ended April 30, 2013, our cash used in operating activities was approximately $1,803,000. This resulted from payments to suppliers, employees and consultants of approximately $1,806,000, which was partially offset by cash of approximately $2,000 received from collections of accounts receivable related to sales of encryption products and interest received of approximately $1,000. Our cash provided by investing activities during the six months ended April 30, 2013 was approximately $500,000, which resulted from approximately $500,000 received upon the sale or maturities of short-term investments consisting of certificates of deposit and approximately $1,000 received from the sale of Digital Info Security Co. Inc. common stock partially offset by purchases of equipment of approximately $1,000. Our cash provided by financing activities during the six months ended April 30, 2013 was approximately $2,236,000, which resulted from cash received from the issuance of convertible debentures and warrants in a private placement of $1,765,000, the sale of common stock of $500,000 less expenses incurred of approximately $42,000 and approximately $13,000 from cash received upon the exercise of employee stock options.  As a result, our cash, cash equivalents and short-term investments at April 30, 2013 increased by approximately $434,000 to approximately $1,274,000 from approximately $840,000 at October 31, 2012.

Total employee compensation expense for the six-month periods ended April 30, 2013 and 2012 was approximately $1,690,000 and $1,344,000, respectively, and for the three-month periods ended April 30, 2013 and 2012 was approximately $871,000 and $631,000, respectively.  During the six-months ended April 30, 2013 and 2012, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees. We recorded stock-based compensation expense, related to stock awards granted to employees, for the six-month periods ended April 30, 2013 and 2012 of approximately $-0- and $525,000, respectively, and for the three-month periods ended April 30, 2013 and 2012 of approximately $-0- and $119,000, respectively. We recorded stock-based compensation expense, related to stock options granted to employees and directors, for the six-month periods ended April 30, 2013 and 2012 of approximately $1,028,000 and $111,000 respectively, and for the three-month periods ended April 30, 2013 and 2012 of approximately $555,000 and $30,000, respectively.

Based on currently available information, we believe that our existing cash and cash equivalents, together with expected cash flows from the Stock Purchase Agreement with Aspire Capital and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable us to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand and cash that may be generated from the Stock Purchase Agreement and from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible. The sale of additional equity securities or convertible debt could result in dilution to our shareholders. We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  We can also give no assurance that we will have sufficient funds to repay our convertible debt at maturity in fiscal year 2015. If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

As shown in the accompanying condensed consolidated financial statements, as of October 31, 2012 we had an accumulated deficit of approximately $125,083,000 and a net shareholders’ deficiency of approximately $1,194,000. These and the other factors described in our Annual Report on Form10-K for the fiscal year ended October 31, 2012 raised substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to these matters are set forth above. The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  The report from KPMG LLP, the Company’s former independent registered public accountants, dated January 29, 2013, included in our Annual Report on Form10-K for the fiscal year ended October 31, 2012, included an explanatory paragraph related to our ability to continue as a going concern.

AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AUO Optronics Corp., a Taiwanese company (“AUO”), (together the “AUO License Agreements”). Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper ® Electrophoretic Display patents and technology, in connection with AUO jointly developing products with CopyTele, including the right to sublicense the technology to third parties in connection with the joint development of such products. Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our nFED Display patents and technology, in connection with AUO jointly developing products with CopyTele, with the right to consent to the granting of licenses of the technology to third parties.

Under the AUO License Agreements, AUO agreed to pay CopyTele an aggregate license fee of up to $10 million, of which $3 million was paid by AUO in June 2011 and the remaining $7 million would have been payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% foreign withholding tax. Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million. In addition, the AUO License Agreements also provided for the basis for royalty payments by AUO to CopyTele.

On January 28, 2013, we terminated the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States Federal District Court for the Northern District of California against AUO and E Ink Corporation in connection with the AUO License Agreements, alleging breach of contract and other charges, and we are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”).  For more details on the AUO/E Ink Lawsuit, please see Note 10, “Contingences” herein.  We can give no assurance as to the outcome of this litigation.

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

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon. The initial installment was received in May 2008 however; certain license fee payments were subsequently deferred. The deferral of the license fee payments is no longer in effect; however, we cannot give any assurance that additional license fee payments will be received. No such license fee payments were received from Videocon during the six months ended April 30, 2013 and fiscal years ended October 31, 2012 and 2011. As of April 30, 2013, we have received aggregate license fee payments from Videocon of $3.2 million and $7.8 million remains owed to us. We are not presently involved in development efforts with Videocon and it is not anticipated that such efforts will be resumed in the future. We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

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

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

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

Prior to initiation of the AUO/E Ink Lawsuit, at each reporting period we assessed the progress in completing our performance obligations under the AUO License Agreements and recognized license fee revenue over the remaining estimated period that we expected to complete the conditions for the respective technologies. Commencing in the fourth quarter of fiscal year 2012, revenue recognition under the AUO License Agreements was suspended pending resolution of the AUO/E Ink Lawsuit. For more details on the AUO/E Ink Lawsuit, please see Note 10, “Contingencies” herein.

During the six-month periods ended April 30, 2013 and 2012 we recognized approximately $-0- and $693,000, respectively, and for the three-month periods ended April 30, 2013 and 2012 $-0- and $247,000, respectively, of license fee revenue from AUO.  License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of April 30, 2013) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet

2.         CONVERTIBLE DEBENTURES

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

            The conversion feature of the convertible debenture issued on January 25, 2013 qualified as an embedded derivative instrument and was bifurcated from the host convertible debenture. Accordingly, this instrument has been classified as a derivative liability in the accompanying condensed consolidated balance sheet as of April 30, 2013. Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

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

Convertible Debenture due September 2016

In September 2012, the Company received aggregate gross proceeds of $750,000 from the issuance of 8% convertible debentures due September 12, 2016 in a private placement, of which $300,000 was sold to the Company’s current Chairman and then Chief Executive Officer and one other director of the Company.  The debentures paid interest quarterly and were convertible into shares of our common stock at a conversion price of $0.092 per share on or before September 12, 2016. The Company recorded a discount to the carrying amount of the debentures of approximately $717,000 related to the debentures’ beneficial conversion feature. The Company was permitted to prepay the debentures at any time without penalty upon 30 days prior notice. The Company also had the option to pay interest on the debentures in common stock. During the three month period ended April 30, 2013, the entire $750,000 principal amount of these debentures were converted into 8,152,170 shares of common stock and an additional 100,725 shares were issued in payment of approximately $9,300 of accrued interest through the conversion date. The conversion of the debentures resulted in a charge to interest expense of approximately $717,000 during the second quarter of fiscal 2013.

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

The Company determined, based upon authoritative guidance, that the conversion feature embedded within the Convertible Debenture due January 2015 should be valued separately and bifurcated from the host instrument and accounted for as a free-standing derivative liability and that the Convertible Debenture Warrant should also be valued and accounted for separately as an equity instrument.

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

Face value of Convertible Debenture due January 2015		$1,765,000
Fair value of embedded conversion feature	$1,180,000
Relative fair value of Convertible Debenture Warrant	214,819
Discount	$1,394,819	(1,394,819)
Proceeds attributable to the Convertible Debenture due January 2015		$370,181

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

As of January 25, 2013 and January 31, 2013
Stock price on valuation date	$0.21
Conversion price	$0.15
Stock premium for liquidity	57%
Term (years)	2.00
Expected volatility	110%
Weighted average risk-free interest rate	0.3%
Trials	100,000
Aggregate fair value	$1,180,000

The Company calculated the fair value of the Convertible Debenture Warrant issued on January 25, 2013 using the Black-Scholes option pricing model with the following assumptions:

As of January 25, 2013

Stock price on valuation date	$0.21
Exercise price	$0.30
Stock premium for liquidity	38%
Term (years)	3.00
Warrant exercise trigger price	41%
Expected volatility	95%
Weighted average risk-free interest rate	0.4%
Number of warrants	5,882,745
Aggregate fair value	$370,000

The Company determined the fair value of the Convertible Debenture due January 2015 by preparing an analysis of discounted cash flows, using a discount rate of 18.6%, which the Company deemed appropriate given the Company’s current risk scenarios.

The derivative liability related to the embedded conversion feature is revalued at each reporting period.  As of April 30, 2013, the Company determined the fair value of the derivative liability to be $970,000, and accordingly, during the three and six months ended April 30, 2013, the Company recorded a gain on the change in the fair value of the derivative liability of $210,000. There was no change in the fair value of the derivative liability at January 31, 2013.

As of April 30, 2013, the Company calculated the fair value of the embedded conversion feature of the Convertible Debenture due January 2015 using a Monte Carlo simulation, with the observable assumptions as provided in the table below.  The significant unobservable inputs used in the fair value measurement of the reporting entity’s embedded conversion feature are expected stock prices, levels of trading and liquidity of the Company stock, probability of default of the host instrument, and loss severity in the event of such default.  Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement.  Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

As of April 30, 2013

Stock price on valuation date	$0.23
Conversion price	$0.15
Stock premium for liquidity	51%
Term (years)	1.70
Expected volatility	95%
Weighted average risk-free interest rate	0.2%
Trials	100,000
Aggregate fair value	$970,000

The amortization of debt discount related to the Convertible Debenture due January 2015 was $78,617 and $83,398 for the three and six months ended April 31, 2013, respectively.

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

The sum of the issuance costs was $83,760, and this cost was allocated as provided below:

Attributable to:	Accounting Treatment	Amount
The embedded conversion feature (derivative)	Expensed as incurred	$55,999

The 8% Convertible Debenture Warrant	Charged to additional paid-in capital	10,194

The 8% Convertible Debenture	Recorded as deferred issuance costs and amortized under the interest method over the term of the 8% Convertible Debenture.	17,567

Total		$83,760

During the three and six months ended April 30, 2013, the Company amortized $-0- and $-0-, respectively of deferred issuance costs, which when recorded, will be recorded as interest expense.

            In connection with the issuance of the Convertible Debenture due January 2015, on April 24, 2013, the Company prepared and filed a registration statement registering for resale the shares of its common stock which may be issued upon the conversion of the debenture consistent with the terms and conditions of the registration rights agreement the Company entered into with the holders of the registrable shares listed above. The Company has agreed to use its best efforts to ensure that such registration statement would be declared effective by July 24, 2013.

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

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service based stock options and performance based options on the date of grant, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock exceeds two separate price targets we use a Monte Carlo Simulation in estimating the fair value at grant date. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $1,028,000 and $111,000, during the six-month periods ended April 30, 2013 and 2012, respectively, and approximately $555,000 and $30,000 during the three-month periods ended April 30, 2013 and 2012, respectively.

Included in stock-based compensation cost for employees and directors during the six months ended April 30, 2013 and 2012 was approximately $803,000 and $4,000, respectively, and during the three month periods ended April 30, 2013 and 2012 was approximately $402,000 and $2,000, respectively, related to the amortization of compensation cost for stock options granted to employees and directors in prior periods but not yet vested.  As of April 30, 2013, there was unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors, related to service based options of approximately $2,291,000 which will be recognized over a weighted-average period of 2.2 years, related to options subject to market conditions of approximately $1,017,000 which will be recognized over a weighted-average period of 1.5 years and related to performance based options of approximately $699,000 which will be recognized over an expected period of approximately 1 year.

We account for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”).  In accordance with ASC 505-50, we estimate the fair value of service based stock options at each reporting period, and performance based options at each reporting period when the achievement is considered probable, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock exceeds two separate price targets we estimate the fair value at each reporting period using a Monte Carlo Simulation.  We did not issue any stock options to consultants during the six-month periods ended April 30, 2013 and 2012.

We recorded stock-based compensation expense for consultants during the three and six months ended April 30, 2013 of approximately $185,000 and $427,000, respectively, and for the three and six months ended April 30, 2012 of approximately $-0- and -0-, respectively, related to stock options granted in prior periods but not yet vested.  As of April 30, 2013, there was unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants, related to service based options of approximately $1,204,000 which will be recognized over a weighted-average period of 2.4 years, related to options subject to market conditions of approximately $787,000 which will be recognized over a weighted-average period of 1.9 years and related to performance based options of approximately $499,000.  As of April 30, 2013, we have not recognized any compensation cost related to performance based options as achievement was not considered probable.

Fair Value Determination

In September 2012 we instituted changes to our operations as more fully described in Note 1.  Prior to that date we separated the individuals we granted stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors.  To determine the weighted average fair value of stock options on the date of grant, we took a weighted average of the assumptions used for each of these groups.  Subsequent to that date individuals are included in a single group.  The fair value of stock options granted to consultants is determined on an individual basis.  The stock options we granted during the six months ended April 30, 2013 consisted of awards of options with 5-year terms, which vest over one year and options with 10-year terms which vest in three annual installments commencing on the date of grant or over a nine month period.  The stock options we granted during the six months ended April 30, 2012 consisted of awards of options with 10-year terms which vested immediately.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the six and three months ended April 30, 2013 and 2012.

	For the Six Months		For the Three Months
	Ended April 30,		Ended April 30,
	2013	2012	2013	2012
Weighted average fair value at grant date	$.17	$0.08	$0.18	$0.08
Valuation assumptions:
Expected life ( years)	5.26	1.43	5.35	1.00
Expected volatility	116.5%	124%	117%	125%
Risk-free interest rate	.73%	.20%	.82%	.18%
Expected dividend yield	0	0	0	0

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

Stock Option Activity

During the six-month periods ended April 30, 2013 and 2012, we granted options to employees and directors to purchase 180,000 and 1,290,000 shares, respectively, of common stock at weighted average exercise prices of $0.20 and $0.16 per share, respectively, pursuant to the CopyTele, Inc. 2010 Share Incentive Plan (the "2010 Share Plan). During the six-month period ended April 30, 2013, in addition to options granted under the 2003 Share Plan and the 2010 Share Plan, we granted options to our outside directors to purchase 3,000,000 shares at weighted average excise prices of $0.21 per share. During the six-month periods ended April 30, 2013 and 2012, stock options to purchase 90,000 shares and 1,290,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $13,000 and $208,000, respectively.

Stock Option Plans

As of April 30, 2013, we have two stock option plans:  the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013. Information regarding the 2003 Share Plan for the six months ended April 30, 2013 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2012	16,350,045	$0.72
Exercised	(90,000)	$0.145
Forfeited	(441,200)	$0.83
Options Outstanding at April 30, 2013	15,818,845	$0.72	$155,000
Options Exercisable at April 30, 2013	15,758,845	$0.72	$145,000

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of April 30, 2013:

Stock Options Outstanding				Stock Options Exercisable
		Weighted			Weighted
		Average			Average
Range of		Remaining	Weighted		Remaining	Weighted
Exercise	Number	Contractual Life	Average	Number	Contractual Life	Average
Prices	Outstanding	(in years)	Exercise Price	Exercisable	(in years)	Exercise Price
$0.07 - $0.37	1,980,000	3.48	$0.15	1,920,000	3.46	$0.16
$0.43 - $0.70	5,384,770	2.46	$0.60	5,384,770	2.46	$0.60
$0.74 - $0.92	6,199,075	3.28	$0.85	6,199,075	3.28	$0.85
$1.04 - $1.46	2,255,000	2.74	$1.10	2,255,000	2.74	$1.10

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares, and on August 29, 2012, the maximum number of shares was further increased to 30,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.  The 2010 Share Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of April 30, 2013, the 2010 Share Plan had 1,075,020 shares available for future grants.  Information regarding the 2010 Share Plan for the six months ended April 30, 2013 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares

Options Outstanding at October 31, 2012	2,820,000	$0.25
Granted	180,000	$0.20
Options Outstanding at April 30, 2013	3,000,000	$0.24	$51,000
Options Exercisable at April 30, 2013	2,071,250	$0.26	$36,000

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of April 30, 2013:

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual Life	Average	Number	Contractual Life	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	(in years)	Exercise Price

$0.12 - $0.37	3,000,000	6.22	$0.24	2,071,250	5.37	$0.26

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, in September 2012, the Board of Directors approved the grant of stock options to purchase 41,500,000 shares and, during the six months ended April 30, 2013, the Board of Directors approved the grant of stock options to purchase 3,000,000 shares.

Of the stock options granted in September 2012, nonqualified options to purchase 40,000,000 shares were issued to our new executive team, consisting of 16,000,000 stock options issued to our new President and Chief Executive Officer, 8,000,000 stock options issued to our new Senior Vice President of Engineering and 16,000,000 stock options issued to a new strategic advisor to the Company. These stock options have an exercise price of $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board of Directors) and have a term of ten years. Half of these stock options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the grantees are terminated by the Company without cause, an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the stock options will vest in three equal installments upon achievement of a cash milestone and two stock price targets.  As of April 30, 2013, we have not recognized any compensation cost related to cash milestone based options as achievement was not considered probable. As of April 30, 2013, the outstanding options to purchase 40,000,000 shares had an intrinsic value of $420,000.  As of April 30, 2013, 4,444,444 of these stock options were exercisable with an aggregate intrinsic value of approximately $47,000. These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The remaining nonqualified  stock options granted in September 2012 to purchase 1,500,000 shares consisted of grants of 750,000 stock options to our Chairman in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a director, and 750,000 stock options to a director in compensation for his service in recruiting the Company’s new management team. These stock options have an exercise price of $0.2225 (the average of the high and low sales price on September 21, 2012) and an intrinsic value as of April 30, 2013 of approximately $8,000. The options vest in 3 equal annual installments of 250,000 commencing on September 21, 2012 and have a term of ten years.   As of April 30, 2013, 500,000 options were exercisable with an aggregate intrinsic value of approximately $3,000. These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

During the six months ended April 30, 2013, nonqualified stock options to purchase 3,000,000 shares were granted to our outside directors for service rendered to our Company.  Of these options,

(a)  In November 2012, nonqualified stock options to purchase 1,000,000 shares were issued to one of our directors as additional compensation for service in recruiting the Company’s new management team. These options have an exercise price of $0.211 (the average of the high and low sales price on date of grant) and vest 333,334 shares upon grant and 333,333 shares in two annual installments commencing November 30, 2013.

(b) In February 2013, nonqualified stock options to purchase 1,000,000 shares were issued to the Chairman of the Board.  These stock options have an exercise price of $0.235 (the average of the high and low sales price on date of grant) and vest 333,334 shares upon grant and 333,333 shares in two annual installments commencing February 15, 2014.

(c) In March 2013, nonqualified stock options to purchase an aggregate of 1,000,000 shares were granted to the Company’s three outside directors.  Each of these stock options have an exercise price of $0.195 (the average of the high and low sales price on date of grant) and vest in four equal quarterly installments.

As of April 30, 2013, the options to purchase 3,000,000 shares had an intrinsic value of $50,000, and the portion exercisable of 916,668 shares had an intrinsic value of approximately $14,000. These options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The following table summarizes information about the above stock options outstanding that were not granted under the 2003 Share Plan or the 2010 Share Plan as of April 30, 2013:

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual Life	Average	Number	Contractual Life	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	(in years)	Exercise Price

$0.195 - $0.235	44,500,000	9.41	$0.22	5,861,112	9.44	$0.22

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  During the six-month periods ended April 30, 2013 and 2012, we issued -0- shares and 3,738,690 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2010 Share Plan and the 2003 Share Plan.  We recorded compensation expense for the six-month periods ended April 30, 2013 and 2012, of approximately $-0- and $525,000, respectively, and for the three-month periods ended April 30, 2013 and 2012 of approximately $-0- and $119,000, respectively, for the shares of common stock issued to employees. In addition, during the six-month periods ended April 30, 2013 and 2012, we issued 125,000 shares and 304,910 shares, respectively, of common stock to consultants for services rendered pursuant to the 2010 Share Plan and the 2003 Share Plan. We recorded consulting expense for the six-month periods ended April 30, 2013 and 2012 of approximately $52,000 and $40,000, respectively, and for the three-month periods ended April 30, 2013 and 2012 of approximately $26,000 and $3,000, respectively, for the shares of common stock issued to consultants.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2013:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$1,273,752	$-	$-	$1,273,752
Videocon Industries Limited global depository receipts	6,020,777	-	-	6,020,777
Total financial assets	$7,294,529	$-	$-	$7,294,529

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2012:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$339,693	$-	$-	$339,693
U.S. government securities - Cash and cash equivalents	-	500,000	-	500,000
Videocon Industries Limited global depository receipts	4,728,367	-	-	4,728,367
Total financial assets	$5,068,060	$500,000	$-	$5,568,060

We did not have any financial liabilities that were required to be measured at fair value on a recurring basis as of October 31, 2012.  The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of April 30, 2013:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$970,000	$970,000

            The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Six Months Ending April 30, 2013
Beginning balance	$-
Aggregate fair value of bifurcated conversion feature issued	1,180,000
Change in fair value of bifurcated conversion feature	(210,000)
Ending balance	$970,000

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

            In accordance with the provisions of ASC 815, the Company presents the bifurcated conversion feature liability at fair value in its condensed consolidated balance sheet, with the corresponding changes in fair value, if any, recorded in the Company’s condensed statements of operations for the applicable reporting periods. As disclosed in Note 2, the Company computed the fair value of the derivative liability at the date of issuance and the reporting date of April 30, 2013 using the Monte Carlo simulation model.

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

Our non-financial assets that are measured on a non-recurring basis include our property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists. The estimated fair value of accounts payable and accrued liabilities approximates their individual carrying amounts due to the short term nature of these measurements. It is impractical to determine the fair value of the loan receivable and loan payable to the related party given the nature of these loans. The convertible debentures have been reported net of the discount for the beneficial conversion features and related warrants. Cash and cash equivalents are stated at carrying value which approximates fair value. These assets and liabilities were not presented in the preceding table.

5.         INVESTMENTS

Short-term Investments

At October 31, 2012, we had marketable securities consisting of certificates of deposit of $500,000, which were classified as "available-for-sale securities" and reported at fair value.  Upon maturity, $250,000 of certificates of deposit were reinvested into certificates of deposit with a maturity of less than 90 days, which amount is included in cash and cash equivalents, and the remaining $250,000 was deposited in the Company’s money market account.

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

ASC 320 “Investments-Debt and Equity Securities” (“ASC 320”) and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the carrying cost of the investment, an other than temporary impairment should be recorded. At each reporting period we assess our investment in Videocon to determine if a decline that is other than temporary has occurred. As of April 30, 2013 a write-down of the investment, on a cumulative basis, of approximately $10,818,000 had been recorded, which established a new cost basis of approximately $5,382,000.  The fair value of investment in Videocon as of April 30, 2013 and October 31, 2012, and the unrealized gain for the six month period ended April 30, 2013, are as follows:

Investment in Videocon
Fair Value as of October 31, 2012	$4,728,367
Reversal of unrealized loss at October 31, 2012	653,684
Unrealized gain	638,726
Fair Value as of April 30, 2013	$6,020,777

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

6.          NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. For this reason, excluded from the calculation of Diluted EPS for the six and three-month periods ended April 30, 2013 and 2012, were stock options to purchase 63,318,845 and 18,567,045 shares respectively, and warrants to purchase 13,658,759 and 7,500,000 shares, respectively and debentures convertible into 11,767,255 shares and -0- shares respectively.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income but only if amounts reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional details about these amounts.  ASU 2013-02 is effective in the second quarter of fiscal year 2013 and did not have a material effect on the Company’s consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update 2012-04 (“ASU 2012-04”), Technical Corrections and Improvements. The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification. The amendments in ASU 2012-04 will be effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted ASU 2012-04 on February 1, 2013. The adoption of ASU 2012-04 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2012, the FASB issued Accounting Standards Update 2012-03 (“ASU 2012-03”), Technical Amendments and Corrections to SEC Sections.  ASU 2012-03 is issued to amend certain SEC paragraphs in the FASB Accounting Standards Codification, including Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin, Technical Amendments, and Corrections Related to FASB Accounting Codification. The amendments in ASU 2012-03 will be effective for interim and annual reporting periods beginning after December 15, 2012.  The Company adopted ASU 2012-03 on February 1, 2013.  The adoption of ASU 2012-03 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

8.         INCOME TAXES

We file Federal and New York State income tax returns.  Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1997. We account for interest and penalties related to income tax matters in selling, general and administrative expenses. There are no unrecognized income tax benefits as of April 30, 2013 and October 31, 2012.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

As used herein, “we,” “us,” “our,” the “Company,” “CopyTele” or “CTI” means CopyTele, Inc. unless otherwise indicated.  CTI currently owns or controls 6 patent portfolios. Our principal operations include the development, acquisition, licensing, and enforcement of patented technologies. While in the past, the primary operations of the Company involved licensing in connection with the development of patented technologies, the primary operations of the Company are now patent licensing in connection with the unauthorized use of patented technologies and patent enforcement. We expect to first generate revenues and related cash flows from the licensing and enforcement of patents that we currently own, and thereafter from patents and patent rights that we acquire from third parties.  We are continuing to develop our patent portfolios through the filing and prosecution of patent applications and have initiated and will continue to initiate lawsuits, if necessary, to prevent the unauthorized use of our patented technologies. The changes in the primary operations of the Company included elimination of product development efforts, accordingly, we are no longer incurring research and development expenses.  Certain of our patents are encumbered due to arrangements previously entered into by the Company. Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent licensing and enforcement efforts. We have obtained and will continue to obtain the rights to license and enforce additional patents from third parties, and when necessary, will assist such parties in the further development of their patent portfolios through the filing of additional patent applications. In the ordinary course of business we have initiated and will likely continue to initiate additional patent enforcement actions against unauthorized users of patented technologies on our own behalf and in conjunction with such third parties.

In connection with the change in our primary operations, during the fourth quarter of fiscal year 2012, we discontinued research and development activities, reduced our employee count from 19 to 7, and begun to vacate and return portions of our leased facilities to the landlord for possible re-letting.

            On April 3, 2013, CTI, through its newly formed, wholly owned subsidiary, CTI Patent Acquisition Corporation (“CTIPAC”), acquired the rights to a patent portfolio relating to loyalty awards programs commonly provided by airlines, credit card companies, hotels, retailers, casinos, and others.  The portfolio covers the conversion of non-negotiable, loyalty awards points into negotiable funds used to purchase goods and services from third parties, and the conversion of awards points into points and awards provided by other loyalty program providers.

            On April 17, 2013, CTIPAC acquired the rights to a patent portfolio covering window frames commonly used in manufactured housing, and replacement windows. The portfolio covers window frames that integrate a feature commonly known in the industry as a “J-channel” or “J-rail,” resulting in easier and faster assembly and installation.

Patent Monetization and Patent Assertion

Patent monetization is the generation of revenue and proceeds from patents and patented technologies (“Patent Monetization”).  Patent assertion is a specialized type of Patent Monetization where a patent owner, or a representative of the patent owner, seeks to prohibit or collect royalties from the unauthorized manufacture, sale, and use of the owner’s patented invention (“Patent Assertion”).  CTI’s new business model is Patent Monetization and Patent Assertion. We currently own or control 6 patent portfolios: Key Based Encryption (“KB Encryption”); ePaper® Electrophoretic Display (“ePaper”); Nano Field Emission Display (“FED”); Micro Electro Mechanical Systems Display (“MEMS”): Loyalty Conversion Systems; and Window Frame Construction.

Key Based Encryption

The KB Encryption patent portfolio covers the generation and management of encryption keys used for securing audio/video communications, e-mails, text messages, data, voice and faxes. This type of encryption technology is commonly used to encrypt web-based conferencing, email for regulatory compliance purposes, and personal information such as contracts.  KB Encryption can also be used for protecting sensitive cellular, satellite, and local area network communications.

ePaper® Electrophoretic Display

The ePaper patent portfolio covers core electrophoretic technology that is used in the worlds’ most popular eReader devices such as the Nook and the Kindle.  The ePaper patents cover the underlying chemistry that is used to manufacture both the particles and the suspension, two of the key elements that are fundamental to the generation of the black and white eReader display. CTI’s ePaper patents also cover the manufacturing, assembly, and physical structure of the display unit itself, as well as the electronics and internal operation of the device.

Nano Field Emission Display

The FED patent portfolio covers a new type of flat panel display consisting of low voltage color phosphors, specially coated carbon nanotubes, nano materials to generate secondary electrons, and ionized noble gas, resulting in a bright, sharp, high contrast color image.  This emerging technology could result in a flat panel display utilizing less power, with better picture quality and lower manufacturing costs than is currently found in the display industry.

Micro Electro Mechanical Systems Display

The MEMS patent portfolio covers vanadium dioxide coated pixels that electrically modulate light at extremely high speeds to form an image, as well as the use of electrostatic force to move pixel sized membranes that create a color image.These are emerging, low voltage, display technologies with numerous potential commercial applications.

Loyalty Conversion Systems

The Loyalty Conversion Systems patent portfolio covers coalition loyalty awards programs commonly provided by airlines, credit card companies, hotels, retailers, casinos, and others.  The portfolio covers the electronic conversion of non-negotiable, loyalty awards points into negotiable funds used to purchase goods and services from third parties, as well as covering the electronic conversions of awards points into points and awards provided by other loyalty program providers.

Window Frame Construction

The Window Frame Construction patent portfolio covers window frames commonly used in manufactured housing and replacement windows. The portfolio covers window frames that integrate a feature commonly known in the industry as a "J-channel" or "J-rail," resulting in easier and faster assembly and installation.

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

On May 1, 2013, CopyTele’s wholly owned subsidiary, Secure Web Conference Corporation, initiated a patent infringement lawsuit in the United States District Court for the Eastern District of New York against Microsoft Corporation, with respect to encryption technology utilized by Microsoft’s SKYPE video conferencing service.  We can give no assurance as to the potential outcome of this litigation.

Prior Agreements

AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AU Optronics Corp. (“AUO”) (together the “AUO License Agreements”).  Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper® Electrophoretic Display patents and technology, in connection with AUO jointly developing products with CTI, including the right to sublicense the technology to third parties in connection with the joint development of such products.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our nFED Display patents and technology, in connection with AUO jointly developing products with CTI, with the right to consent to the granting of licenses of the technology to third parties.

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

Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon. The initial installment was received in May 2008 however; certain license fee payments were subsequently deferred.  The deferral of the license fee payments is no longer in effect; however, we cannot give any assurance that additional license fees will be received. No such license fee payments were received from Videocon during the six months ended April 30, 2013 and fiscal years ended October 31, 2012 and 2011. As of April 30, 2013, we have received aggregate license fee payments from Videocon of $3.2 million and $7.8 million remains owed to us.

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

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

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

Prior to initiation of the AUO/E Ink Lawsuit, at each reporting period we assessed the progress in completing our performance obligations under the AUO License Agreements and recognized license fee revenue over the remaining estimated period that we expected to complete the conditions for the respective technologies.  Commencing in the fourth quarter of fiscal year 2012, revenue recognition under the AUO License Agreements was suspended pending resolution of the AUO/E Ink Lawsuit.  For more details on the AUO/E Ink Lawsuit, please see Note 10, “Contingencies” to the condensed consolidated financial statements.

During the six-month periods ended April 30, 2013 and 2012 we recognized approximately $-0- and $693,000, respectively, and for the three-month periods ended April 30, 2013 and 2012 $-0- and $247,000, respectively, of license fee revenue from AUO.  License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of April 30, 2013) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet

Investment Securities

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

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $1,028,000 and $111,000 during the six-month periods ended April 30, 2013 and 2012, respectively and during the three-month periods ended April 30, 2013 and 2012 of approximately $555,000 and $30,000, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50. We recognized stock-based compensation expense for stock options granted to non-employee consultants during the six-month periods ended April 30, 2013 and 2012, of approximately $427,000 and $-0-, respectively and for the three-month periods ended April 30, 2013 and 2012, of approximately $185,000 and $-0-, respectively  See Note 3 to the condensed consolidated financial statements for additional information.

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.We recorded stock-based compensation expense for the six-month periods ended April 30, 2013 and 2012, of approximately $-0- and $525,000, respectively, and for the three-month periods ended April 30, 2013 and 2012 of approximately $-0- and $119,000, respectively, for the shares of common stock issued to employees.  In addition, we recorded consulting expense for the six-month periods ended April 30, 2013 and 2012 of approximately $52,000 and $40,000, respectively, and for the three-month periods ended April 30, 2013 and 2012 of approximately $26,000 and $3,000, respectively, for the shares of common stock issued to consultants.

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

            The conversion feature of the convertible debenture issued on January 25, 2013 qualified as an embedded derivative instrument and was bifurcated from the host convertible debenture. Accordingly, this instrument has been classified as a derivative liability in the accompanying condensed consolidated balance sheet as of April 30, 2013. Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

RESULTS OF OPERATIONS

            In light of the change in our primary operations to Patent Monetization and Patent Assertion from research, development and licensing, the comparison of our results of operations may have limited future value.

RESULTS OF OPERATIONS

Six months ended April 30, 2013 compared with six months ended April 30, 2012

Net Revenue

Net revenue decreased by approximately $695,000 in the six months ended April 30, 2012, to approximately $2,000, as compared to approximately $697,000 in the comparable prior-year period.  Revenue during the prior period was principally from display technology license fees related to the AUO License Agreements of approximately $693,000. We did not record revenue from display technology license fees during the comparable current-year period.  Revenue recognition of license fees has been suspended pending resolution of the AUO/E Ink Lawsuit. See “- General” above in this Item 2. Revenue from sales of encryption products decreased by approximately $2,000 in the six months ended April 30, 2013, to approximately $2,000, as compared to approximately $4,000 in the comparable prior-year period.

Cost of Encryption Products Sold

The cost of encryption products sold increased by approximately $26,000 in the six months ended April 30, 2013, to approximately $27,000, as compared to approximately $1,000 in the comparable prior-year period. During the six months ended April 30, 2013 we wrote-off our remaining inventory of encryption products of approximately $26,000.

Research and Development Expenses

We discontinued all research and development activity during the fourth quarter of fiscal year 2012.  Accordingly, research and development expenses have decreased to $-0- in the six months ended April 30, 2013 from approximately $1,254,000 during the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $2,691,000 to approximately $3,899,000 in the six months ended April 30, 2013, from approximately $1,208,000 in the comparable prior-year period.  The increase in the current period reflected the effect of discontinuing research and development activities in the fourth quarter of fiscal year 2012, including the discontinuation of allocating certain overhead cost to research and development expense.  The increase in selling, general and administrative expenses was principally due to an increase in employee stock option expense of approximately $958,000, an increase in consultant stock option expense of approximately $427,000, an increase in legal and accounting fees of approximately $322,000, an increase in shareholder relations expense of approximately $406,000, an increase in rent expense of approximately $224,000, and an increase in employee compensation and related costs, other than stock option expense, of approximately $123,000.  During the first quarter of fiscal 2013 we began to vacate and return a substantial portion of our facilities to the landlord for possible re-letting and recorded an expense of approximately $186,000 related to future rentals of unused facilities.  The additional legal and accounting fees and shareholder relations expense are related to the Company’s restructuring, which commenced in the fourth quarter of the fiscal year ended October 31, 2012 and the lawsuit filed against AUO and E Ink in January 2013.

Interest Expense

Interest expense increased to approximately $858,000 in the six month period ended April 30, 2013 from $-0- in the prior year period, due to interest expense and amortization of debt discount recorded in connection with the convertible debentures issued September 2012 and January 2013. The convertible debentures due September 2016 and accrued interest were converted into shares of common stock during the six-month period ended April 30, 2013. The conversion of the debentures resulted in a charge to interest expense of approximately $717,000 during the second quarter of fiscal 2013.

Interest Income

Interest income decreased to $-0- in the current period compared to approximately $2,000 in the six months ended April 30, 2012.

Three months ended April 30, 2013 compared with three months ended April 30, 2012

Net Revenue

Net revenue decreased by approximately $248,000 in the three months ended April 30, 2013, to $-0- as compared to approximately $248,000 in the comparable prior-year period. Revenue during the prior period was principally from display technology license fees related to the AUO License Agreements of approximately $247,000.  We did not record revenue from display technology license fees during the comparable current-year period.  Revenue recognition of license fees has been suspended pending resolution of the AUO/E Ink Lawsuit. See “- General” above in this Item 2. Revenue from sales of encryption products decreased by approximately $1,000 in the three months ended April 30, 2013, to approximately $-0-, as compared to approximately $1,000 in the comparable prior-year period.

Cost of Encryption Products Sold

The cost of encryption products sold was $-0- in the current year period compared to less than $1,000 in the comparable prior year period.

Research and Development Expenses

We discontinued all research and development activity during the fourth quarter of fiscal year 2012. Accordingly, research and development expenses have decreased to $-0- in the three months ended April 30, 2013 from approximately $604,000 during the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1,329,000 to approximately $1,851,000 in the three months ended April 30, 2013, from approximately $522,000 in the comparable prior-year period. The increase in the current period reflected the effect of discontinuing research and development activities in the fourth quarter of fiscal year 2012, including the discontinuation of allocating certain overhead cost to research and development expense.  The increase in selling, general and administrative expenses was principally due to an increase in employee stock option expense of approximately $533,000, an increase in consultant stock option expense of approximately $185,000, an increase in legal and accounting fees of approximately $133,000, an increase in shareholder relations expense of approximately $309,000, and an increase in employee compensation and related costs, other than stock option expense, of approximately $59,000. The additional legal and accounting fees and shareholder relations expense are related to the Company’s restructuring, which commenced in the fourth quarter of the fiscal year ended October 31, 2012 and the lawsuit filed against AUO and E Ink in January 2013.

Interest Expense

Interest expense increased to approximately $835,000 in the three month period ended April 30, 2013 from $-0- in the prior year period, due to interest expense and amortization of debt discount recorded in connection with the convertible debentures issued September 2012 and January 2013. The convertible debentures due September 2016 and accrued interest were converted into shares of common stock during the three-month period ended April 30, 2013. The conversion of the debentures resulted in a charge to interest expense of approximately $717,000 during the second quarter of fiscal 2013.

Interest Income

Interest income decreased to $-0- in the current period compared to approximately $1,000 in the three months ended April 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have met our liquidity and capital expenditure needs primarily through the proceeds from sales of common stock, upon exercise of warrants, the issuance of convertible debentures, and upon the exercise of stock options.  In addition we have generated limited cash flows from sales of our encryption products and from license fees related to our display technology pursuant to the Videocon License Agreement (as defined above) and the AUO License Agreements (as defined above).

In September 2012, the Company received aggregate gross proceeds of $750,000 from the issuance of 8% convertible debentures due September 12, 2016 in a private placement, of which $300,000 was sold to the Company’s current Chairman and then Chief Executive Officer and one other director of the Company. The debentures paid interest quarterly and were convertible into shares of our common stock at a conversion price of $0.092 per share on or before September 12, 2016. The Company recorded a discount to the carrying amount of the debentures of approximately $717,000 related to the debentures’ beneficial conversion feature.  The Company was permitted to prepay the debentures at any time without penalty upon 30 days prior notice.  The Company also had the option to pay interest on the debentures in common stock.  During the three month period ended April 30, 2013, the entire $750,000 principal amount of these debentures were converted into 8,152,170 shares of common stock and an additional 100,725 shares were issued in payment of approximately $9,300 of accrued interest through the conversion date.  The conversion of the debentures resulted in a charge to interest expense of approximately $717,000 during the second quarter of fiscal 2013.

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

On April 23, 2013, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of our common stock over the two-year term of the agreement.  In consideration for entering into the Stock Purchase Agreement, concurrently with the execution of the agreement, we issued to Aspire Capital 3,500,000 shares of our common stock as a commitment fee. Upon execution of the Stock Purchase Agreement, Aspire Capital purchased 2,500,000 shares on April 23, 2013 for $500,000.  Before we can sell any additional shares under the Stock Purchase Agreement, we must have a registration statement covering the shares issued to Aspire Capital declared effective by the SEC.

Under the Stock Purchase Agreement there are two ways that we can elect to sell shares of common stock to Aspire Capital.  On any business day we can select: (1) through a regular purchase of up to 200,000 shares (but not to exceed $200,000) at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a volume-weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of (i) the closing sale price on the purchase date or (ii) 95% of the VWAP for such purchase date.  The Company can only require a VWAP purchase if the closing sale price for our Common Stock on the notice day for the VWAP purchase is higher than $0.50 and the Company has also submitted a regular purchase notice to Aspire Capital in the amount of 200,000 shares on the notice date for the VWAP purchase.

The number of shares covered by and the timing of, each purchase notice are determined by us, at our sole discretion.  The Company cannot execute any sales under the Stock Purchase Agreement when the closing for our common stock is less than $0.15.  Aspire Capital has no right to require any sales from us, but is obligated to make purchases as directed in accordance with the Stock Purchase Agreement.  The Stock Purchase Agreement may be terminated by us at any time, at our discretion, without any cost or penalty.  We incurred expenses of approximately $42,000 in connection with the execution of the Stock Purchase Agreement in addition to the 3,500,000 shares of common stock we issued as a commitment fee.

Based on currently available information, we believe that our existing cash and cash equivalents, together with expected cash flows from the Stock Purchase Agreement with Aspire Capital and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable us to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from the Stock Purchase Agreement and from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell our investment securities or other financial assets or our debt or additional equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our shareholders.  We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  We can also give no assurance that we will have sufficient funds to repay our convertible debt at maturity in fiscal year 2015. If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

As shown in the accompanying condensed consolidated financial statements, as of October 31, 2012 we had an accumulated deficit of approximately $125,083,000 and a net shareholders’ deficiency of approximately $1,194,000.  These and the other factors described in our Annual Report on Form10-K for the fiscal year ended October 31, 2012 raised substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to these matters are set forth above.  The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  The report from KPMG LLP, the Company’s former independent registered public accountants, dated January 29, 2013, included in our Annual Report on Form10-K for the fiscal year ended October 31, 2012, included an explanatory paragraph related to our ability to continue as a going concern.

The following table presents our expected cash requirements for contractual obligations outstanding as of April 30, 2013:

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Contractual Obligations

Non-cancelable Operating Leases	$292,000	$171,000	$-	$-	$463,000

Convertible Debentures due 2015	-	1,765,000	-	-	1,765,000

Secured Loan Obligation to Mars Overseas	-	5,000,000	-	-	5,000,000

Total Contractual Cash Obligations	$292,000	$6,936,000	$-	$-	$7,228,000

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

Refer to Note 7 to the condensed consolidated financial statements – “Effect of Recently Adopted and Issued Pronouncements” for discussion regarding the impact of recently adopted accounting pronouncements on our condensed consolidated financial statements.

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

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 28, 2013, CopyTele also initiated a patent infringement lawsuit in the United States District Court for the Northern District of California against E Ink, regarding certain patents owned by CopyTele pertaining to CopyTele’s ePaper® Electrophoretic Display technology. CopyTele alleges that E Ink has infringed and continues to infringe such patents in connection with the manufacture, sale, use, and importation of eReaders, and other devices with electrophoretic displays.We can give no assurance as to the potential outcome of this litigation.

On May 1, 2013, CopyTele’s wholly owned subsidiary, Secure Web Conference Corporation, initiated a patent infringement lawsuit in the United States District Court for the Eastern District of New York against Microsoft Corporation, with respect to encryption technology utilized by Microsoft’s SKYPE video conferencing service. We can give no assurance as to the potential outcome of this litigation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of an Agreement, dated as of October 18, 2012, between the Company and Netgain Financial, Inc. (“Netgain”), on January 18, 2013, the Company issued Netgain 125,000 shares of restricted common stock in payment of public relations and communications services.  The Company terminated the agreement on April 9, 2013.

Pursuant to the terms of an Agreement, dated as of February 15, 2013, between the Company and Harllon Holdings, LLC (“Harllon”), on April 26, 2013, the Company issued Harllon 125,000 shares of restricted common stock in payment of public relations and communications services.

On March 28, 2013, the Board of Directors granted Messrs. Titterton, Johnson and Williams non-qualified stock options to purchase 400,000, 300,000 and 300,000 shares of our common stock, respectively. These stock options (i) will vest in four equal installments on March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, (ii) will terminate on December 31, 2022 and (iii) have an exercise price of $0.195.

On April 23, 2013 the Company entered into a Common Stock Purchase Agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of the Company’s Common Stock over the two-year term of the agreement. Under the agreement, on April 23, 2013 (i) Aspire Capital purchased 2,500,000 shares of our Common Stock at $0.20 per share, with gross proceeds to the Company of $500,000, and (ii) Aspire Capital was issued 3,500,000 shares of Common Stock as a commitment fee.

Pursuant to the terms of an Agreement, dated as of April 29, 2013, between the Company and Larkin/Volpatt Communications (“Larkin/Volpatt”), on May 6, 2013, the Company issued Larkin/Volpatt 20,000 shares of restricted common stock in payment of public relations and communications services.

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

Item 3. Defaults Upon Senior Securities.   None.

Item 4. Mine Safety Disclosures.  Not Applicable.

Item 5. Other Information.

            (a)        None.

(b)        There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.  Exhibits.

31.1   Certification of Chief Executive Officer, pursuant to Section 302 of   the Sarbanes-Oxley Act of 2002, dated June 14, 2013.

31.2   Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 14, 2013.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 14, 2013.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

		By:	/s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
June 14, 2013		(Principal Executive Officer)

		By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal
June 14, 2013		Financial and Accounting Officer)

