Form 10-Q/A
period 2013-04-30
COPYTELE INC
filed 2013-06-19
CIK 715446

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 30, 2013 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.

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

June 19, 2013

            (Principal Executive Officer)

By: /s/ Henry P. Herms

Henry P. Herms

Vice President - Finance and

Chief Financial Officer (Principal

June 19, 2013

            Financial and Accounting Officer)