Form 10-Q
period 2013-07-31
COPYTELE INC
filed 2013-09-16
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

On September 10, 2013, the registrant had outstanding 207,586,189 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$982,031	$339,693
Short-term investment in certificates of deposit	-	500,000
Prepaid expenses and other current assets	47,262	82,326
Total current assets	1,029,293	922,019

Investment in Videocon Industries Limited global depository receipts, at market value	4,269,141	4,728,367

Property and equipment, net of accumulated depreciation of $44,901 and $2,185,525 respectively	9,132	10,290
Total assets	$5,307,566	$5,660,676

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$516,044	$304,523
Accrued liabilities	691,275	330,616
Derivative liability, at fair value	700,000	-
Deferred revenue, non-refundable license fees	1,187,320	1,187,320
Total current liabilities	3,094,639	1,822,459

Contingencies (Note 9)

Convertible debentures due September 2016, net of discount of $-0- and $717,727, respectively	-	32,273

Convertible debentures due January 2015, net of discount of $989,433 and $-0-, respectively	450,567	-

Loan payable to related party (Note 1)	5,000,000	5,000,000

Shareholders’ deficiency:
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 300,000,000 shares authorized; 206,176,189 and 184,979,037 shares issued and outstanding, respectively	2,061,762	1,849,790
Additional paid-in capital	133,050,162	127,693,160
Loan receivable from related party (Note 1)	(5,000,000)	(5,000,000)
Accumulated deficit	(132,236,654)	(125,083,322)
Accumulated other comprehensive income (loss)	(1,112,910)	(653,684)
Total shareholders’ deficiency	(3,237,640)	(1,194,056)

Total liabilities and shareholders’ deficiency	$5,307,566	$5,660,676

The accompanying notes are an integral part of these condensed consolidated financial statements

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Nine Months Ended
	July 31,
	2013	2012

Net revenue
Revenue from sales of encryption products, net	$2,130	$6,725
Display technology license fee	-	940,010
Total net revenue	2,130	946,735

Cost of revenue and operating expenses
Cost of encryption products sold	27,067	1,948
Research and development expenses	-	1,712,302
Selling, general and administrative expenses	6,117,492	1,641,277
Total cost of revenue and operating expenses	6,144,559	3,355,527

Loss from operations	(6,142,429)	(2,408,792)

Change in fair value of derivative liability	315,189	-

Loss on extinguishment of debt	(343,517)	-

Interest expense	(982,688)	-

Dividend income	-	13,463

Interest income	113	3,033

Loss before income taxes	(7,153,332)	(2,392,296)

Provision for income taxes	-	-

Net loss	(7,153,332)	(2,392,296)

Other comprehensive loss:
Unrealized loss on investment in Videocon Industries Limited global depository receipts	(459,226)	(779,334)

Total comprehensive loss	$(7,612,558)	$(3,171,630)

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	192,889,045	180,620,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	July 31,
	2013	2012
Net revenue
Revenue from sales of encryption products, net	$-	$2,800
Display technology license fee	-	246,670
Total net revenue	-	249,470

Cost of revenue and operating expenses
Cost of encryption products sold	-	714
Research and development expenses	-	458,412
Selling, general and administrative expenses	2,218,605	433,682
Total cost of revenue and operating expenses	2,218,605	892,808

Loss from operations	(2,218,605)	(643,338)

Change in fair value of derivative	105,189	-

Loss on extinguishment of debt	(343,517)	-

Interest expense	(125,035)	-

Dividend income	-	13,463

Interest income	76	773

Loss before income taxes	(2,581,892)	(629,102)

Provision for income taxes	-	-

Net loss	(2,581,892)	(629,102)

Other comprehensive loss:
Unrealized loss on investment in Videocon Industries Limited global depository receipts	(1,751,636)	(261,772)

Total comprehensive loss	$(4,333,528)	$(890,874)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	201,965,186	182,964,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED JULY 31, 2013 (UNAUDITED)

			Additional Paid-in Capital	Loan Receivable From Related Party		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficiency
	Common Stock				Accumulated Deficit
	Shares	Par Value

Balance, October 31, 2012	184,979,037	$1,849,790	$127,693,160	($5,000,000)	($125,083,322)	($653,684)	($1,194,056)
Stock option compensation to employees	-	-	2,118,424	-	-	-	2,118,424
Stock option compensation to consultants	-	-	574,374	-	-	-	574,374
Common stock issued to consultants	665,000	6,650	161,825	-	-	-	168,475
Common stock issued upon exercise of stock options	146,000	1,460	24,150	-	-	-	25,610
Sale of common stock to Aspire Capital Fund, LLC, net of expense	3,100,000	31,000	558,865	-	-	-	589,865
Common stock issued to Aspire Capital Fund, LLC, as consideration	3,500,000	35,000	(35,000)	-	-	-	-
Common stock issued upon conversion of convertible debentures	10,318,945	103,190	1,250,174	-	-	-	1,353,364
Common stock issued in payment of interest on convertible debentures	339,714	3,397	66,542	-	-	-	69,939
Common stock issued to acquire patent license	200,000	2,000	40,000	-	-	-	42,000
Common stock issued upon exercise of warrants	2,927,493	29,275	351,525	-	-	-	380,800
Warrants issued in connection with issuance of convertible debentures	-	-	221,985	-	-	-	221,985
Proceeds received on sale of common stock held by ZQX Advisors, LLC	-	-	24,138	-	-	-	24,138
Unrealized loss on investment in Videocon Industries Limited global depository receipts (Note 4)	-	-	-	-	-	(459,226)	(459,226)
Net loss	-	-	-	-	(7,153,332)	-	(7,153,332)
Balance, July 31, 2013	206,176,189	$2,061,762	$133,050,162	($5,000,000)	($132,236,654)	($1,112,910)	($3,237,640)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	July 31,
	2013	2012
Cash flows from operating activities:
Payments to suppliers, employees and consultants	$(2,645,397)	$(2,199,910)
Cash received from sales of products and services	2,130	5,325
Dividend received	-	13,463
Interest received	868	2,817
Net cash used in operating activities	(2,642,399)	(2,178,305)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	-	(1,200,000)
Proceeds from maturities of short-term investments in U.S. government securities and certificates of deposit	500,000	2,498,947
Proceeds from sale of Digital Info Security Co. Inc. common stock	1,135	-
Payments for purchases of property and equipment	(1,811)	(1,600)
Net cash provided by investing activities	499,324	1,297,347

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	1,765,000	-
Proceeds from sale of common stock, net of expense	589,865	-
Proceeds from exercise of warrants to purchase common stock	380,800	-
Proceeds from exercise of stock options	25,610	208,450
Proceeds received on sale of common stock held by ZQX Advisors, LLC	24,138	-
Net cash provided by financing activities	2,785,413	208,450

Net increase (decrease) in cash and cash equivalents	642,338	(672,508)
Cash and cash equivalents at beginning of year	339,693	774,040
Cash and cash equivalents at end of period	$982,031	$101,532

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(7,153,332)	$(2,392,296)
Stock option compensation to employees	2,118,424	111,105
Stock option compensation to consultants	574,374	-
Common stock issued to employees pursuant to stock incentive plans	-	861,364
Common stock issued to consultants	168,475	39,607
Common stock issued to acquire patent license	42,000	-
Provision for excess inventory	26,490	-
Amortization of convertible debenture discount	893,149	-
Loss on extinguishment of debt	343,517	-
Common stock issued to pay interest on convertible debentures	69,939	-
Other	9,000	5,835
Change in operating assets and liabilities:
Prepaid expenses and other current assets	8,574	3,829
Accounts payable and accrued liabilities	572,180	132,261
Derivative liability	(315,189)	-
Deferred revenue	-	(940,010)
Net cash used in operating activities	$(2,642,399)	$(2,178,305)

Supplemental disclosure of non-cash financing actives:
Common stock issued upon conversion of debentures	$1,075,000	$-
Fair value of debenture embedded conversion feature	$1,180,000	$-
Relative fair value of convertible debenture warrant	$214,819	$-

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         BUSINESS AND FUNDING

Description of Business and Basis of Presentation

As used herein, “we,” “us,” “our,” the “Company” and “CopyTele” refers to CopyTele, Inc.  Our principal operations include the development, acquisition, licensing, and enforcement of patented technologies. While in the past, the primary operations of the Company involved licensing in connection with the development of patented technologies, the primary operations of the Company are now patent monetization, and patent assertion, in connection with the unauthorized use of patented technologies that are either owned or controlled by the Company or one of its wholly owned subsidiaries.  As part of our patent assertion activities in the ordinary course of business, the Company, or our wholly owned subsidiaries, will likely initiate patent infringement lawsuits, and engage in patent infringement litigation.  In addition to continuing to mine and monetize our existing patents, our wholly owned subsidiary, CTI Patent Acquisition Corporation will continue to acquire patents and the exclusive rights to exclusively license and enforce patents from third parties.  The changes in the primary operations of the Company included elimination of product development efforts, accordingly, we are no longer incurring research and development expenses. Due to arrangements previously entered into by the Company, certain of our patents contain encumbrances which may negatively impact our patent monetization and patent assertion activities. Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent monetization and patent assertion efforts. We have obtained and will continue to obtain the rights to license and enforce additional patents from third parties, and when necessary, will assist such parties in the further development of their patent portfolios through the filing of additional patent applications.

During the second quarter of fiscal year 2013, CopyTele, through its wholly owned subsidiary, CTI Patent Acquisition Corporation, acquired the exclusive rights to license and enforce two patent portfolios relating to (i) loyalty awards programs commonly provided by airlines, credit card companies, hotels, retailers, casinos, and others, and (ii) window frames with integrated J-Channels, commonly used in manufactured housing and replacement windows.  In exchange, the respective licensors will receive a percentage of all net amounts received from the licensing and enforcement of each patent portfolio.  In accordance with ASC 845-10-30-8, management determined that neither the fair value of the nonmonetary assets transferred nor the fair value of a nonmonetary assets received in exchange were determinable within reasonable limits, and therefore, no amounts have been reflected in the accompanying financial statements related to the acquisition of these two patent portfolios.  As a result of these acquisitions, we currently own or control 6 patent portfolios which we have identified for patent monetization: ePaper® Electrophoretic Display (“EPD”); Nano Field Emission Display (“nFED”); Key Based Web Conferencing Encryption (“KB Encryption”); J-Channel Window Frame Construction (“J-Channel”);  Loyalty Conversion Systems (“LCS”); and Micro Electro Mechanical Systems Display (“MEMS”).

During the first quarter of fiscal year 2013, we initiated lawsuits against AU Optronics Corp. and E Ink Corporation in connection with our EPD and nFED patent portfolios.  During the third quarter of fiscal year 2013, we launched a patent assertion program in connection with our KB Encryption patent portfolio, and filed patent infringement lawsuits against Microsoft Corporation in connection with its SKYPE and Lync, web conferencing services, Citrix Systems, Inc. in connection with its GoTo Meeting, GoTo Training, and GoTo Webinar web conferencing services, and Logitech, Inc, in connection with its LifeSize web conferencing services.  Subsequent to July 31, 2013, we initiated our third patent assertion program by filing 8 patent infringement lawsuits related to our J-Channel patent portfolio against Lowe’s Companies, Inc., Clayton Homes, Inc., Pella Corporation, Jeld-Wen, Inc., Atrium Windows and Doors, Inc., Ply Gem Industries, Inc., RGF Industries, Inc., Tafco Corporation, Kinro Manufacturing, Inc. and Elixir Industries, Inc.  Also subsequent to July 31, 2013, we initiated our fourth patent assertion program by filing 10 patent infringement lawsuits related to our LCS patent portfolio against Alaska Airlines, American Airlines, Delta Airlines, Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines, United Airlines, and U.S. Airways. In sum, we currently have 22 active lawsuits in connection with 5 of our patented technologies.

The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries, as of July 31, 2013. All significant intercompany transactions have been eliminated in consolidation.

In connection with the change in our operations, during the nine months ended July 31, 2013 we disposed of approximately $2,144,000 of fully depreciated assets, which primarily related to research and development activities.  In addition, we have vacated and returned a substantial portion of our facilities to the landlord for possible re-letting and, during the first quarter of fiscal year 2013, recorded an expense of approximately $186,000 related to future rents of unused leased facilities.

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

Funding

On April 23, 2013, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of our common stock over the two-year term of the agreement.  In consideration for entering into the Stock Purchase Agreement, concurrently with the execution of the agreement, we issued to Aspire Capital 3,500,000 shares of our common stock with a fair value of $700,000 as a commitment fee. Upon execution of the Stock Purchase Agreement, Aspire Capital purchased 2,500,000 shares on April 23, 2013 for $500,000.  In order to sell any additional shares under the Stock Purchase Agreement, we were required to have a registration statement covering the shares issued to Aspire Capital declared effective by the Securities and Exchange Commission (the “SEC”). Such registration statement was declared effective by the SEC in June 2013.

Under the Stock Purchase Agreement there are two ways that we can elect to sell shares of common stock to Aspire Capital.  On any business day we can select: (1) through a regular purchase of up to 200,000 shares (but not to exceed $200,000) at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a volume-weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of (i) the closing sale price on the purchase date or (ii) 95% of the VWAP for such purchase date.  The Company can only require a VWAP purchase if the closing sale price for our Common Stock on the notice day for the VWAP purchase is higher than $0.50 and the Company has also submitted a regular purchase notice to Aspire Capital in the amount of 200,000 shares on the notice date for the VWAP purchase.  During the three months ended July 31, 2013 we sold an additional 600,000 shares of our common stock to Aspire Capital for approximately $132,000.

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

On May 29, 2013, the Company offered the holders of the warrants issued in our February 2011 private placement, exercisable at a purchase price of $0.178 per share, the opportunity to exercise the warrants at a reduced exercise price of $0.16 per share (payable in cash) during the period ended July 15, 2013.   In connection therewith, our Chairman, our Chief Financial Officer and director, and one other director of the Company exercised warrants to purchase 2,380,000 shares of our Common Stock and we received gross proceeds of approximately $381,000.  Utilizing the Black-Scholes option-pricing model, the Company determined that the aggregate incremental fair value of the repriced warrants was immaterial and no discount charge was recorded.   In addition, during the three months ended July 31, 2013, we issued 547,493 shares of our common stock upon the exercise, on a “cashless” basis, of warrants to purchase 1,400,000 shares at a purchase price of $0.178 per share.

During the nine months ended July 31, 2013, our cash used in operating activities was approximately $2,642,000.  This resulted from payments to suppliers, employees and consultants of approximately $2,645,000, which was partially offset by cash of approximately $2,000 received from collections of accounts receivable related to sales of encryption products and interest received of approximately $1,000.  Our cash provided by investing activities during the nine months ended July 31, 2013 was approximately $499,000, which resulted from approximately $500,000 received upon the maturities of short-term investments consisting of certificates of deposit and approximately $1,000 received from the sale of Digital Info Security Co. Inc. common stock partially offset by purchases of equipment of approximately $2,000.  Our cash provided by financing activities during the nine months ended July 31, 2013 was approximately $2,785,000, which resulted from cash received from the issuance of convertible debentures and warrants in a private placement of $1,765,000, the sale of common stock of approximately $632,000 less expenses incurred of approximately $42,000, cash received from the exercise of warrants issued in February 2011 of approximately $381,000, proceeds received from ZQX Advisors, LLC (“ZQX”) ( in which CopyTele has a 19.5% ownership interest) from the sale by ZQX of CopyTele common stock held by ZQX, of approximately $24,000, and cash received upon the exercise of employee stock options of approximately $26,000.  As a result, our cash, cash equivalents and short-term investments at July 31, 2013 increased by approximately $142,000 to approximately $982,000 from approximately $840,000 at October 31, 2012.

Total employee compensation expense for the nine-month periods ended July 31, 2013 and 2012 was approximately $3,161,000 and $1,939,000, respectively, and for the three-month periods ended July 31, 2013 and 2012 was approximately $1,471,000 and $595,000, respectively.  During the nine-months ended July 31, 2013 and 2012, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees.  We recorded stock-based compensation expense, related to stock awards granted to employees, for the nine-month periods ended July 31, 2013 and 2012 of approximately $-0- and $861,000, respectively, and for the three-month periods ended July 31, 2013 and 2012 of approximately $-0- and $337,000, respectively.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, for the nine-month periods ended July 31, 2013 and 2012 of approximately $2,118,000 and $111,000 respectively, and for the three-month periods ended July 31, 2013 and 2012 of approximately $1,091,000 and $-0-, respectively.

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

AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AU Optronics Corp. (“AUO”) (together the “AUO License Agreements”). On January 28, 2013, we terminated the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink Corporation (“E Ink”) in connection with the AUO License Agreements, alleging breach of contract and other charges, and we are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”). In June of 2013, CopyTele and AUO agreed to arbitrate CopyTele’s charges, which we believe should result in a faster and more efficient adjudication.  The Court also ordered E Ink to participate in the arbitration, for purposes of discovery.  For more details on the AUO/E Ink Lawsuit, please see Note 9, “Contingences” herein.  We can give no assurance as to the outcome of this litigation.

 Related Party Transactions with Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008), (the “Videocon License Agreement”) with Videocon.  Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our nFED patented technology. We are not presently involved in development efforts with Videocon and it is not anticipated that such efforts will be resumed in the future.  We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

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

During the nine-month periods ended July 31, 2013 and 2012 we recognized approximately $-0- and $940,000, respectively, and for the three-month periods ended July 31, 2013 and 2012 $-0- and $247,000, respectively, of license fee revenue from AUO.  License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of July 31, 2013) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet

2.         CONVERTIBLE DEBENTURES

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

            The conversion feature of the convertible debenture issued on January 25, 2013 qualified as an embedded derivative instrument and was bifurcated from the host convertible debenture.  Accordingly, this instrument has been classified as a derivative liability in the accompanying condensed consolidated balance sheet as of July 31, 2013.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

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

Convertible Debenture due September 2016

In September 2012, the Company received aggregate gross proceeds of $750,000 from the issuance of 8% convertible debentures due September 12, 2016 in a private placement, of which $300,000 was sold to the Company’s current Chairman and then Chief Executive Officer and one other director of the Company.  The debentures paid interest quarterly and were convertible into shares of our common stock at a conversion price of $0.092 per share on or before September 12, 2016.  The Company recorded a discount to the carrying amount of the debentures of approximately $717,000 related to the debentures’ beneficial conversion feature.  The Company was permitted to prepay the debentures at any time without penalty upon 30 days prior notice.  The Company also had the option to pay interest on the debentures in common stock.  During the second quarter of fiscal 2013, the entire $750,000 principal amount of these debentures were converted into 8,152,170 shares of common stock and an additional 100,725 shares were issued in payment of approximately $9,300 of accrued interest through the conversion date.  The conversion of the debentures resulted in a charge to interest expense of approximately $717,000 during the second quarter of fiscal 2013.

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

The Company determined the fair value of each of the three elements included within the Convertible Debenture due January 2015.  The debenture portion (without the conversion feature) bearing interest at 8% was determined to be a debt instrument with a fair value of $1,490,000.  The embedded conversion feature was determined to be a derivative liability with a fair value of $1,180,000.  The Convertible Debenture Warrant was determined to be an equity instrument with a fair value of $370,000.  The Company determined the fair value of each of these instruments based upon the assumptions and methodologies as discussed below.

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

The derivative liability related to the embedded conversion feature is revalued at each reporting period as well as on the date of all conversions, as discussed, below.  As of July 31, 2013, the Company determined the fair value of the derivative liability to be $700,000, and accordingly, during the three and nine months ended July 31, 2013, the Company recorded a gain on the change in the fair value of the derivative liability of $105,189 and $315,189, respectively. There was no change in the fair value of the derivative liability at January 31, 2013.

As of July 31, 2013, the Company calculated the fair value of the embedded conversion feature of the Convertible Debenture due January 2015 using a Monte Carlo simulation, with the observable assumptions as provided in the table below.  The significant unobservable inputs used in the fair value measurement of the reporting entity’s embedded conversion feature are expected stock prices, levels of trading and liquidity of the Company stock, probability of default of the host instrument, and loss severity in the event of such default.  Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement.  Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

As of
July 31, 2013
Stock price on valuation date	$0.22
Conversion price	$0.15
Stock premium for liquidity	42%
Term (years)	1.50
Expected volatility	115%
Weighted average risk-free interest rate	0.3%
Trials	100,000
Aggregate fair value	$700,000

The amortization of debt discount related to the Convertible Debenture due January 2015 was $92,024 and $175,460 for the three and nine months ended July 31, 2013, respectively.

            During the three months ended July 31, 2013, holders of $325,000 and $5,878 of principal and interest, respectively, of the Convertible Debenture due January 2015, converted their holdings into an aggregate of 2,166,775 and 20,125 shares of Common Stock.  In connection with this conversion, the Company recorded a loss on extinguishment of debt in the amount of $343,516.  This loss represents the excess of the fair value of Common Stock on the date of conversion over the net book value of the debt on the date of conversion.  Since the conversion feature on the Convertible Debenture due January 2015 was determined to be a derivative liability, the net book value includes both the value of the debt, net of discount, and the portion of the derivative liability related to its conversion feature.

The loss on extinguishment of debt was calculated as follows:

For the three months ended
July 31, 2013
Face value of debt converted	$325,000
Less: discount	(229,964)
Plus: value of derivative liability	164,811
Net book value of debt converted	$259,847
Fair value of Common stock issued	603,364
Loss on extinguishment of debt	$343,517

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

The sum of the issuance costs was $83,760, and this cost was allocated as provided below:

Attributable to:	Accounting Treatment	Amount

The embedded conversion feature (derivative)	Expensed as incurred	$55,999

The 8% Convertible Debenture Warrant	Charged to additional paid-in capital	10,194

The 8% Convertible Debenture	Recorded as deferred issuance costs and amortized under the interest method over the term of the 8% Convertible Debenture	17,567
Total		$83,760

            In connection with the issuance of the Convertible Debenture due January 2015, on April 24, 2013, the Company prepared and filed a registration statement registering for resale the shares of its common stock which may be issued upon the conversion of the debenture consistent with the terms and conditions of the registration rights agreement the Company entered into with the holders of the registrable shares listed above. The registration statement was declared effective by the SEC on June 19, 2013.

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

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service based stock options and performance based options on the date of grant, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock exceeds two separate price targets we use a Monte Carlo Simulation in estimating the fair value at grant date. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $1,979,000 and $111,000, during the nine-month periods ended July 31, 2013 and 2012, respectively, and approximately $952,000 and $-0- during the three-month periods ended July 31, 2013 and 2012, respectively.

Included in stock-based compensation cost for employees and directors during the nine months ended July 31, 2013 and 2012 was approximately $2,118,000 and $5,000, respectively, and during the three month periods ended July 31, 2013 and 2012 was approximately $1,091,000 and $2,000, respectively, related to the amortization of compensation cost for stock options granted to employees and directors in prior periods but not yet vested.  As of July 31, 2013, there was unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors, related to service based options of approximately $1,997,000 which will be recognized over a weighted-average period of 2.0 years, related to options subject to market conditions of approximately $832,000 which will be recognized over a weighted-average period of 1.2 years and related to performance based options of approximately $97,000 which will be recognized over an expected period of approximately .01 years.

We account for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”).  In accordance with ASC 505-50, we estimate the fair value of service based stock options at each reporting period, and performance based options at each reporting period when the achievement is considered probable, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock exceeds two separate price targets we estimate the fair value at each reporting period using a Monte Carlo Simulation.  We did not issue any stock options to consultants during the nine-month periods ended July 31, 2013 and 2012.

  We recorded stock-based compensation expense for consultants during the three and nine months ended July 31, 2013 of approximately $147,000 and $574,000, respectively, and for the three and nine months ended July 31, 2012 of approximately $-0- and $-0-, respectively, related to stock options granted in prior periods but not yet vested.  As of July 31, 2013, there was unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants, related to service based options of approximately $1,047,000 which will be recognized over a weighted-average period of 2.2 years, related to options subject to market conditions of approximately $663,000 which will be recognized over a weighted-average period of 2.2years and related to performance based options of approximately $472,000 which will be recognized upon attainment of performance.

Fair Value Determination

In September 2012 we instituted changes to our operations as more fully described in Note 1.  Prior to that date we separated the individuals we granted stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors.  To determine the weighted average fair value of stock options on the date of grant, we took a weighted average of the assumptions used for each of these groups.  Subsequent to that date individuals are included in a single group.  The fair value of stock options granted to consultants is determined on an individual basis.  The stock options we granted during the nine months ended July 31, 2013 consisted of awards of options with 5-year terms, which vest over one year and options with 10-year terms which vest in three annual installments commencing on the date of grant or over a nine month period.  The stock options we granted during the nine months ended July 31, 2012 consisted of awards of options with 10-year terms which vested immediately.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the nine months ended July 31, 2013 and 2012. No stock options were granted during the three months ended July 31, 2013 and 2012.

	For the Nine Months
	Ended July 31,
	2013	2012
Weighted average fair value at grant date	$.17	$0.08
Valuation assumptions:
Expected life ( years)	5.26	1.43
Expected volatility	116.5%	124%
Risk-free interest rate	.73%	.20%
Expected dividend yield	0	0

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

Stock Option Activity

During the nine-month periods ended July 31, 2013 and 2012, we granted options to employees and directors to purchase 180,000 and 1,290,000 shares, respectively, of common stock at weighted average exercise prices of $0.20 and $0.16 per share, respectively, pursuant to the CopyTele, Inc. 2010 Share Incentive Plan (the "2010 Share Plan). During the nine-month period ended July 31, 2013, in addition to options granted under the 2010 Share Plan, we granted options to our outside directors to purchase 3,000,000 shares at weighted average excise prices of $0.21 per share. During the nine-month periods ended July 31, 2013 and 2012, stock options to purchase 146,000 shares and 1,290,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $26,000 and $208,000, respectively.

Stock Option Plans

As of July 31, 2013, we have two stock option plans:  the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013. Information regarding the 2003 Share Plan for the nine months ended July 31, 2013 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2012	16,350,045	$0.72
Exercised	(130,000)	$0.18
Forfeited	(521,200)	$0.74
Options Outstanding at July 31, 2013	15,698,845	$0.72	$136,540
Options Exercisable at July 31, 2013	15,638,845	$0.72	$127,750

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of July 31, 2013:

Stock Options Outstanding				Stock Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices			Weighted Average Exercise Price
	Number Outstanding			Number Exercisable

$0.07 - $0.37	1,860,000	3.46	$0.15	1,800,000	3.44	$0.16
$0.43 - $0.70	5,384,770	2.21	$0.60	5,384,770	2.21	$0.60
$0.74 - $0.92	6,199,075	3.03	$0.85	6,199,075	3.03	$0.85
$1.04 - $1.46	2,255,000	2.49	$1.10	2,255,000	2.49	$1.10

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares, and on August 29, 2012, the maximum number of shares was further increased to 30,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.  The 2010 Share Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of July 31, 2013, the 2010 Share Plan had 1,075,020 shares available for future grants.  Information regarding the 2010 Share Plan for the nine months ended July 31, 2013 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2012	2,820,000	$0.25
Granted	180,000	$0.20
Exercised	(16,000)	$0.16
Options Outstanding at July 31, 2013	2,984,000	$0.25	$32,562
Options Exercisable at July 31, 2013	2,126,500	$0.26	$23,622

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of July 31, 2013:

Options Outstanding				Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.12 - $0.37	2,984,000	5.98	$0.25	2,126,500	5.26	$0.26

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, in September 2012, the Board of Directors approved the grant of stock options to purchase 41,500,000 shares and, during the nine months ended July 31, 2013, the Board of Directors approved the grant of stock options to purchase 3,000,000 shares.

Of the stock options granted in September 2012, nonqualified options to purchase 40,000,000 shares were issued to our new executive team, consisting of 16,000,000 stock options issued to our new President and Chief Executive Officer, 8,000,000 stock options issued to our new Senior Vice President of Engineering and 16,000,000 stock options issued to a new strategic advisor to the Company.  These stock options have an exercise price of $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board of Directors) and have a term of ten years.  Half of these stock options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the grantees are terminated by the Company without cause, an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the stock options will vest in three equal installments upon achievement of a cash milestone and two stock price targets.  As of July 31, 2013, the outstanding options to purchase 40,000,000 shares had an intrinsic value of $20,000.  As of July 31, 2013, 5,555,556 of these stock options were exercisable with an aggregate intrinsic value of approximately $3,000.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The remaining nonqualified  stock options granted in September 2012 to purchase 1,500,000 shares consisted of grants of 750,000 stock options to our Chairman in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a director, and 750,000 stock options to a director in compensation for his service in recruiting the Company’s new management team.  These stock options have an exercise price of $0.2225 (the average of the high and low sales price on September 21, 2012) and an intrinsic value as of July 31, 2013 of $-0-.  The options vest in 3 equal annual installments of 250,000 commencing on September 21, 2012 and have a term of ten years.   As of July 31, 2013, 500,000 options were exercisable with an aggregate intrinsic value of $-0-.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.
26

During the nine months ended July 31, 2013, nonqualified stock options to purchase 3,000,000 shares were granted to our outside directors for service rendered to our Company.  Of these options,

(a)  In November 2012, nonqualified stock options to purchase 1,000,000 shares were issued to one of our directors as additional compensation for service in recruiting the Company’s new management team. These options have an exercise price of $0.211 (the average of the high and low sales price on date of grant) and vest 333,334 shares upon grant and 333,333 shares in two annual installments commencing November 30, 2013.

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

As of July 31, 2013, the options to purchase 3,000,000 shares had an intrinsic value of $30,000, and the portion exercisable of 1,166,668 shares had an intrinsic value of approximately $14,000.  These options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The following table summarizes information about the above stock options outstanding that were not granted under the 2003 Share Plan or the 2010 Share Plan as of July 31, 2013:

Options Outstanding				Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.195- $0.235	44,500,000	9.16	$0.22	7,222,224	9.19	$0.22

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  During the nine-month periods ended July 31, 2013 and 2012, we issued -0- shares and 6,463,830 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the 2010 Share Plan.  We recorded compensation expense for the nine-month periods ended July 31, 2013 and 2012, of approximately $-0- and $861,000, respectively, and for the three-month periods ended July 31, 2013 and 2012 of approximately $-0- and $337,000, respectively, for the shares of common stock issued to employees.  In addition, during the nine-month periods ended July 31, 2013 and 2012, we issued 665,000 shares and 304,910 shares, respectively, of common stock to consultants for services rendered pursuant to the 2010 Share Plan.  We recorded consulting expense for the nine-month periods ended July 31, 2013 and 2012 of approximately $168,000 and $40,000, respectively, and for the three-month periods ended July 31, 2013 and 2012 of approximately $117,000 and $-0-, respectively, for the shares of common stock issued to consultants.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of July 31, 2013:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$982,031	$-	$-	$982,031
Videocon Industries Limited global depository receipts	4,269,141	-	-	4,269,141
Total financial assets	$5,251,172	$-	$-	$5,251,172

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2012:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$339,693	$-	$-	$339,693
U.S. government securities - Cash and cash equivalents	-	500,000	-	500,000
Videocon Industries Limited global depository receipts	4,728,367	-	-	4,728,367
Total financial assets	$5,068,060	$500,000	$-	$5,568,060

We did not have any financial liabilities that were required to be measured at fair value on a recurring basis as of October 31, 2012.  The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of July 31, 2013:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$700,000	$700,000

            The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Nine Months Ending July 31, 2013
Beginning balance	$-
Aggregate fair value of bifurcated conversion feature issued	1,180,000
Change in fair value of bifurcated conversion feature	(480,000)
Ending balance	$700,000

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

In accordance with the provisions of ASC 815, the Company presents the bifurcated conversion feature liability at fair value in its condensed consolidated balance sheet, with the corresponding changes in fair value, if any, recorded in the Company’s condensed statements of operations for the applicable reporting periods.  As disclosed in Note 2, the Company computed the fair value of the derivative liability at the date of issuance and the reporting date of July 31, 2013 using the Monte Carlo simulation model.

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

5.         INVESTMENTS

Short-term Investments

At October 31, 2012, we had marketable securities consisting of certificates of deposit of $500,000, which were classified as "available-for-sale securities" and reported at fair value.  Upon maturity, $500,000 was deposited in the Company’s money market account.

Investment in Videocon

Our investment in Videocon is classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as a component of accumulated other comprehensive income (loss) in shareholders’ deficiency.  The original cost basis of $16,200,000 was determined using the specific identification method.  The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.

ASC 320 “Investments-Debt and Equity Securities” (“ASC 320”) and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the carrying cost of the investment, other than temporary impairment should be recorded.  At each reporting period we assess our investment in Videocon to determine if a decline that is other than temporary has occurred.  As of July 31, 2013 a write-down of the investment, on a cumulative basis, of approximately $10,818,000 had been recorded, which established a new cost basis of approximately $5,382,000.  The fair value of investment in Videocon as of July 31, 2013 and October 31, 2012, and the unrealized loss for the nine month period ended July 31, 2013, are as follows:

Investment in Videocon
Fair Value as of October 31, 2012	$4,728,367
Reversal of unrealized loss at October 31, 2012	653,684
Unrealized loss	(1,112,910)
Fair Value as of July 31, 2013	$4,269,141

Investment in ZQX Advisors, LLC

In August 2009, we entered into an Engagement Agreement with ZQX Advisors, LLC (“ZQX”) to assist us in seeking business opportunities and licenses for our electrophoretic display technology.  Concurrently with entering into the Engagement Agreement, we acquired a 19.5% ownership interest in ZQX.  On January 21, 2013, we terminated the Engagement Agreement with ZQX, but currently retain our 19.5% interest in ZQX. We have classified our interest in ZQX of approximately $48,000 as a reduction of additional paid-in capital within shareholders’ deficiency since this investment in ZQX consists entirely of our equity securities.  During the three months ended July 31, 2013, we received approximately $24,000 representing our share of the proceeds from the sale of CopyTele common stock by ZQX.

6.          NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the nine and three-month periods ended July 31, 2013 and 2012, were stock options to purchase 63,182,845 and 17,340,045 shares respectively, and warrants to purchase 9,878,759 and 7,500,000 shares, respectively and debentures convertible into 9,600,480 shares and -0- shares respectively.

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

8.         INCOME TAXES

We file Federal and New York State income tax returns.  Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1997.   We account for interest and penalties related to income tax matters in selling, general and administrative expenses. There are no unrecognized income tax benefits as of July 31, 2013 and October 31, 2012.

9.         CONTINGENCES

On January 28, 2013, we filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract and other charges, and are seeking compensatory, punitive, and treble damages.   In addition to numerous material breaches by AUO of the AUO License Agreements, the Complaint alleges that AUO and E Ink conspired to obtain rights to CopyTele’s EPD and nFED technology.  CopyTele alleges that such activities violated several State and Federal anti-trust and unfair competition statutes for which punitive and/or treble damages are applicable.  We can give no assurance as to the potential outcome of this litigation.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

As used herein, “we,” “us,” “our,” the “Company,” “CopyTele” or “CTI” refers to CopyTele, Inc.  Our principal operations include the development, acquisition, licensing, and enforcement of patented technologies. While in the past, the primary operations of the Company involved licensing in connection with the development of patented technologies, the primary operations of the Company are now patent monetization, and patent assertion, in connection with the unauthorized use of patented technologies that are either owned or controlled by the Company or one of its wholly owned subsidiaries.  As part of our patent assertion activities in the ordinary course of business, the Company, or our wholly owned subsidiaries, will likely initiate patent infringement lawsuits, and engage in patent infringement litigation.  In addition to continuing to mine and monetize our existing patents, our wholly owned subsidiary, CTI Patent Acquisition Corporation will continue to acquire patents and the exclusive rights to exclusively license and enforce patents from third parties.  The changes in the primary operations of the Company included elimination of product development efforts, accordingly, we are no longer incurring research and development expenses. Due to arrangements previously entered into by the Company, certain of our patents contain encumbrances which may negatively impact our patent monetization and patent assertion activities. Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent monetization and patent assertion efforts. We have obtained and will continue to obtain the rights to license and enforce additional patents from third parties, and when necessary, will assist such parties in the further development of their patent portfolios through the filing of additional patent applications.

During the second quarter of fiscal year 2013, CopyTele, through its wholly owned subsidiary, CTI Patent Acquisition Corporation, acquired the exclusive rights to license and enforce two patent portfolios relating to (i) loyalty awards programs commonly provided by airlines, credit card companies, hotels, retailers, casinos, and others, and (ii) window frames with integrated J-Channels, commonly used in manufactured housing and replacement windows.  The Loyalty Conversion Systems patent portfolio covers the conversion of non-negotiable, loyalty awards points into negotiable funds used to purchase goods and services from third parties, and the conversion of awards points into points and awards provided by other loyalty program providers.  The J-Channel Window Frame Construction patent portfolio covers window frames that integrate a feature commonly known in the industry as a “J-channel” or “J-rail,” resulting in easier and faster assembly and installation.

Patent Monetization and Patent Assertion

Patent monetization is the generation of revenue and proceeds from patents and patented technologies (“Patent Monetization”).  Patent assertion is a specialized type of Patent Monetization where a patent owner, or a representative of the patent owner, seeks to prohibit or collect royalties from the unauthorized manufacture, sale, and use of the owner’s patented invention (“Patent Assertion”).  CTI’s new business model is Patent Monetization and Patent Assertion.  We currently own or control 6 patent portfolios which we have identified for patent monetization: ePaper® Electrophoretic Display (“EPD”); Nano Field Emission Display (“nFED”); Key Based Web Conferencing Encryption (“KB Encryption”); J-Channel Window Frame Construction (“J-Channel”);  Loyalty Conversion Systems (“LCS”); and Micro Electro Mechanical Systems Display (“MEMS”).

Key Based Web Conferencing Encryption

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

Nano Field Emission Display

The nFED patent portfolio covers a new type of flat panel display consisting of low voltage color phosphors, specially coated carbon nanotubes, nano materials to generate secondary electrons, and ionized noble gas, resulting in a bright, sharp, high contrast color image.  This emerging technology could result in a flat panel display utilizing less power, with better picture quality and lower manufacturing costs than is currently found in the display industry.

Micro Electro Mechanical Systems Display

The MEMS patent portfolio covers vanadium dioxide coated pixels that electrically modulate light at extremely high speeds to form an image, as well as the use of electrostatic force to move pixel sized membranes that create a color image. These are emerging, low voltage, display technologies with numerous potential commercial applications.

Loyalty Conversion Systems

The LCS patent portfolio covers coalition loyalty awards programs commonly provided by airlines, credit card companies, hotels, retailers, casinos, and others.  The portfolio covers the electronic conversion of non-negotiable, loyalty awards points into negotiable funds used to purchase goods and services from third parties, as well as covering the electronic conversions of awards points into points and awards provided by other loyalty program providers.

J-Channel Window Frame Construction

The J-Channel patent portfolio covers window frames commonly used in manufactured housing and replacement windows.  The portfolio covers window frames that integrate a feature commonly known in the industry as a "J-channel" or "J-rail," resulting in easier and faster assembly and installation.

Patent Monetization and Patent Assertion Activities

On January 28, 2013, CTI initiated a patent infringement lawsuit in the United States District Court for the Northern District of California against E Ink Corporation (“E INK”), regarding certain patents owned by CTI pertaining to CTI’s ePaper® Electrophoretic Display technology.  CTI alleges that E Ink has infringed and continues to infringe such patents in connection with the manufacture, sale, use, and importation of electrophoretic displays.  On January 28, 2013, CTI filed a separate lawsuit against AU Optronics Corp. (“AUO”) and E Ink, the AUO/E Ink Lawsuit (as defined below). In June of 2013, CTI and AUO greed to arbitrate CTI’s charges in the AUO/E Ink Lawsuit.  The Court also ordered E Ink to participate in the arbitration, for purposes of discovery.  Because issues in the AUO/E Ink arbitration need to be resolved before the patent infringement case can proceed against E Ink, the Court dismissed the patent infringement case, without prejudice, meaning that CTI can re-file the patent infringement lawsuit, if necessary, following the arbitration.  We can give no assurance as to the potential outcome of this litigation.

On May 1, 2013, CTI’s wholly owned subsidiary, Secure Web Conference Corporation, initiated a patent infringement lawsuit in the United States District Court for the Eastern District of New York against Microsoft Corporation, with respect to encryption technology utilized by Microsoft’s SKYPE video conferencing service.  On July 8, 2013, Secure Web Conference Corporation initiated similar lawsuits in the United States District Court for the Eastern District of New York against Citrix Systems and Logitech International.  We can give no assurance as to the potential outcome of this litigation.

On August 7, 2013, CTI’s wholly owned subsidiary, J-Channel Industries Corporation, filed 8 separate patent infringement lawsuits in the United States District Court for the Eastern District of Tennessee, against Lowe’s Companies, Clayton Homes, Pella Corporation, Jeld-Wen, Atrium Windows and Doors, Ply Gem Industries, RGF Industries, Tafco Corporation, Kinro Manufacturing, and Elixir Industries, all in connection with our patented J-Channel Window Frame Construction technology. We can give no assurance as to the potential outcome of this litigation.

On August 20, 2013, CTI’s wholly owned subsidiary, Loyalty Conversion System Corporation, filed 10 separate patent infringement lawsuits in the United States District Court for the Eastern District of Texas, against Alaska Airlines, American Airlines, Delta Airlines, Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines, United Airlines, and U.S. Airways, all in connection with our Loyalty Conversion Systems patent portfolio. We can give no assurance as to the potential outcome of this litigation.

Prior Agreements

AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AUO (together the “AUO License Agreements”).  Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our E-Paper® Electrophoretic Display patents and technology, in connection with AUO jointly developing products with CTI.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our nFED Display patents and technology, in connection with AUO jointly developing products with CTI.

On January 28, 2013, we terminated the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment, unfair business practices, attempted monopolization, and other charges, and we are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”).  In June of 2013, CTI and AUO agreed to arbitrate CTI’s charges, which we believe should result in a faster and more efficient adjudication. A copy of the Complaint filed in the AUO/E Ink Lawsuit is available at www.CopyTele.com.  For more details on the AUO/E Ink Lawsuit, please see “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (as amended in May 2008), (the “Videocon License Agreement”) with Videocon.  Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our nFED technology.  We are not presently involved in development efforts with Videocon and it is not anticipated that such efforts will be resumed in the future.  We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

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

Prior to initiation of the AUO/E Ink Lawsuit, at each reporting period we assessed the progress in completing our performance obligations under the AUO License Agreements and recognized license fee revenue over the remaining estimated period that we expected to complete the conditions for the respective technologies.  Commencing in the fourth quarter of fiscal year 2012, revenue recognition under the AUO License Agreements was suspended pending resolution of the AUO/E Ink Lawsuit.  For more details on the AUO/E Ink Lawsuit, please see Note 9, “Contingencies” to the condensed consolidated financial statements.

During the nine-month periods ended July 31, 2013 and 2012 we recognized approximately $-0- and $940,000, respectively, and for the three-month periods ended July 31, 2013 and 2012 $-0- and $247,000, respectively, of license fee revenue from AUO. License fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of July 31, 2013) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet.

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

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $2,118,000 and $111,000 during the nine-month periods ended July 31, 2013 and 2012, respectively and during the three-month periods ended July 31, 2013 and 2012 of approximately $1,091,000 and $-0-, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50.  We recognized stock-based compensation expense for stock options granted to non-employee consultants during the nine-month periods ended July 31, 2013 and 2012, of approximately $574,000 and $-0-, respectively and for the three-month periods ended July 31, 2013 and 2012, of approximately $147,000 and $-0-, respectively  See Note 3 to the condensed consolidated financial statements for additional information.

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  We recorded stock-based compensation expense for the nine-month periods ended July 31, 2013 and 2012, of approximately $-0- and $861,000, respectively, and for the three-month periods ended July 31, 2013 and 2012 of approximately $-0- and $337,000, respectively, for the shares of common stock issued to employees.  In addition, we recorded consulting expense for the nine-month periods ended July 31, 2013 and 2012 of approximately $168,000 and $40,000, respectively, and for the three-month periods ended July 31, 2013 and 2012 of approximately $117,000 and $-0-, respectively, for the shares of common stock issued to consultants.

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

            The conversion feature of the convertible debenture issued on January 25, 2013 qualified as an embedded derivative instrument and was bifurcated from the host convertible debenture.  Accordingly, this instrument has been classified as a derivative liability in the accompanying condensed consolidated balance sheet as of July 31, 2013.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

RESULTS OF OPERATIONS

            In light of the change in our primary operations to Patent Monetization and Patent Assertion from research, development and licensing, the comparison of our results of operations may have limited future value.

RESULTS OF OPERATIONS

Nine months ended July 31, 2013 compared with nine months ended July 31, 2012

Net Revenue

Net revenue decreased by approximately $945,000 in the nine months ended July 31, 2013, to approximately $2,000, as compared to approximately $947,000 in the comparable prior-year period.  Revenue during the prior period was principally from display technology license fees related to the AUO License Agreements of approximately $940,000.  We did not record revenue from display technology license fees during the comparable current-year period.  Revenue recognition of license fees has been suspended pending resolution of the AUO/E Ink Lawsuit. See “- General” above in this Item 2.  Revenue from sales of encryption products decreased by approximately $5,000 in the nine months ended July 31, 2013, to approximately $2,000, as compared to approximately $7,000 in the comparable prior-year period.

Cost of Encryption Products Sold

The cost of encryption products sold increased by approximately $25,000 in the nine months ended July 31, 2013, to approximately $27,000, as compared to approximately $2,000 in the comparable prior-year period.  During the nine months ended July 31, 2013 we wrote-off our remaining inventory of encryption products of approximately $26,000.

Research and Development Expenses

We discontinued all research and development activity during the fourth quarter of fiscal year 2012.  Accordingly, research and development expenses have decreased to $-0- in the nine months ended July 31, 2013 from approximately $1,712,000 during the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $4,476,000 to approximately $6,117,000 in the nine months ended July 31, 2013, from approximately $1,641,000 in the comparable prior-year period.  The increase in the current period reflected the effect of discontinuing research and development activities in the fourth quarter of fiscal year 2012, including the discontinuation of allocating certain overhead cost to research and development expense.  The increase in selling, general and administrative expenses was principally due to an increase in employee stock option expense of approximately $2,048,000, an increase in consultant stock option expense of approximately $574,000, an increase in legal and accounting fees of approximately $449,000, an increase in shareholder relations expense of approximately $609,000, an increase in rent expense of approximately $220,000, and an increase in employee compensation and related costs, other than stock option expense, of approximately $262,000.  During the first quarter of fiscal 2013 we began to vacate and return a substantial portion of our facilities to the landlord for possible re-letting and recorded an expense of approximately $186,000 related to future rentals of unused facilities.  The additional legal and accounting fees and shareholder relations expense are related to the Company’s restructuring, which commenced in the fourth quarter of the fiscal year ended October 31, 2012, filing a registration statement with the SEC and the lawsuit filed against AUO and E Ink in January 2013.

Change in fair value of derivative liability

The gain recorded from the change in fair value of derivative liability increased to approximately $315,000 in the nine months ended July 31, 2013, compared to $-0- in the comparable prior-year period.

Loss on extinguishment of debt

Loss on extinguishment of debt aggregated approximately $344,000 in the nine months ended July 31, 2013, compared to $-0- in the comparable prior-year period.

Interest Expense

Interest expense increased to approximately $983,000 in the nine month period ended July 31, 2013 from $-0- in the prior year period, due to interest expense and amortization of debt discount recorded in connection with the convertible debentures issued September 2012 and January 2013.  The convertible debentures due September 2016 and accrued interest were converted into shares of common stock during the nine-month period ended July 31, 2013.  The conversion of the debentures resulted in a charge to interest expense of approximately $717,000 during the second quarter of fiscal 2013.

Dividend Income

Dividend income decreased approximately $13,000 in the nine months ended July 31, 2013 to approximately $-0- compared to $13,000 in the prior year period. Dividend income received in the nine months ended July 31, 2012 was related to the Videocon GDR’s acquired in December 2007.

Interest Income

Interest income decreased to $-0- in the current period compared to approximately $3,000 in the nine months ended July 31, 2012.

Three months ended July 31, 2013 compared with three months ended July 31, 2012

Net Revenue

Net revenue decreased by approximately $250,000 in the three months ended July 31, 2013, to $-0- as compared to approximately $250,000 in the comparable prior-year period.  Revenue during the prior period was principally from display technology license fees related to the AUO License Agreements of approximately $247,000.  We did not record revenue from display technology license fees during the comparable current-year period.  Revenue recognition of license fees has been suspended pending resolution of the AUO/E Ink Lawsuit. See “- General” above in this Item 2.  Revenue from sales of encryption products decreased by approximately $3,000 in the three months ended July 31, 2013, to approximately $-0-, as compared to approximately $3,000 in the comparable prior-year period.

Cost of Encryption Products Sold

The cost of encryption products sold was $-0- in the current year period compared to less than $1,000 in the comparable prior year period.

Research and Development Expenses

We discontinued all research and development activity during the fourth quarter of fiscal year 2012.  Accordingly, research and development expenses have decreased to $-0- in the three months ended July 31, 2013 from approximately $458,000 during the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1,785,000 to approximately $2,219,000 in the three months ended July 31, 2013, from approximately $434,000 in the comparable prior-year period.  The increase in the current period reflected the effect of discontinuing research and development activities in the fourth quarter of fiscal year 2012, including the discontinuation of allocating certain overhead cost to research and development expense.  The increase in selling, general and administrative expenses was principally due to an increase in employee stock option expense of approximately $1,091,000, an increase in consultant stock option expense of approximately $147,000, an increase in legal and accounting fees of approximately $127,000, an increase in shareholder relations expense of approximately $206,000, and an increase in employee compensation and related costs, other than stock option expense, of approximately $140,000.  The additional legal and accounting fees and shareholder relations expense are related to the Company’s restructuring, which commenced in the fourth quarter of the fiscal year ended October 31, 2012 and the filing of a registration statement with the SEC during the current fiscal year.

Change in fair value of derivative liability

The gain recorded from the change in fair value of derivative liability increased to approximately $105,000 in the three months ended July 31, 2013, compared to $-0- in the comparable prior-year period.

Loss on extinguishment of debt

Loss on extinguishment of debt aggregated approximately $344,000 in the three months ended July 31, 2013, compared to $-0- in the comparable prior-year period.

Interest Expense

Interest expense increased to approximately $125,000 in the three month period ended July 31, 2013 from $-0- in the prior year period, due to interest expense and amortization of debt discount recorded in connection with the convertible debentures issued January 2013.

Dividend Income

Dividend income decreased approximately $13,000 in the three months ended July 31, 2013 to approximately $-0- compared to $13,000 in the prior year period. Dividend income received in the three months ended July 31, 2012 was related to the Videocon GDR’s acquired in December 2007.

Interest Income

Interest income decreased to $-0- in the current period compared to approximately $1,000 in the three months ended July 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

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

On April 23, 2013, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of our common stock over the two-year term of the agreement.  In consideration for entering into the Stock Purchase Agreement, concurrently with the execution of the agreement, we issued to Aspire Capital 3,500,000 shares of our common stock as a commitment fee. Upon execution of the Stock Purchase Agreement, Aspire Capital purchased 2,500,000 shares on April 23, 2013 for $500,000.  In order to sell any additional shares under the Stock Purchase Agreement, we were required to have a registration statement covering the shares issued to Aspire Capital declared effective by the SEC.  Such registration statement was declared effective by the SEC in June 2013.

Under the Stock Purchase Agreement there are two ways that we can elect to sell shares of common stock to Aspire Capital.  On any business day we can select: (1) through a regular purchase of up to 200,000 shares (but not to exceed $200,000) at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a volume-weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of (i) the closing sale price on the purchase date or (ii) 95% of the VWAP for such purchase date.  The Company can only require a VWAP purchase if the closing sale price for our Common Stock on the notice day for the VWAP purchase is higher than $0.50 and the Company has also submitted a regular purchase notice to Aspire Capital in the amount of 200,000 shares on the notice date for the VWAP purchase.  During the three months ended July 31, 2013 we sold an additional 600,000 shares of our common stock to Aspire Capital for approximately $132,000.

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

The following table presents our expected cash requirements for contractual obligations outstanding as of July 31, 2013:

	Payments Due by Period
	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual Obligations					Total

Non-cancelable Operating Leases	$292,000	$98,000	$-	$-	$390,000
Convertible Debentures due 2015	-	1,440,000	-	-	1,440,000
Secured Loan Obligation to Mars Overseas	-	5,000,000	-	-	5,000,000
Total Contractual Cash Obligations	$292,000	$6,538,000	$-	$-	$6,830,000

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

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June of 2013, CopyTele and AUO agreed to arbitrate CopyTele’s charges, which we believe should result in a faster and more efficient adjudication. The Court also ordered E Ink to participate in the arbitration, for purposes of discovery. Because issues in the AUO/E Ink arbitration need to be resolved before the patent infringement case can proceed against E Ink, the Court dismissed the patent infringement case, without prejudice, meaning that CopyTele can re-file the patent infringement lawsuit, if necessary, following the arbitration.

On May 1, 2013, CopyTele’s wholly owned subsidiary, Secure Web Conference Corporation, initiated a patent infringement lawsuit in the United States District Court for the Eastern District of New York against Microsoft Corporation, with respect to encryption technology utilized by Microsoft’s SKYPE video conferencing service.  On July 8, 2013, Secure Web Conference Corporation initiated similar lawsuits in the United States District Court for the Eastern District of New York against Citrix Systems and Logitech International.  We can give no assurance as to the potential outcome of this litigation.

On August 7, 2013, CopyTele’s wholly owned subsidiary, J-Channel Industries Corporation, initiated 8 separate patent infringement lawsuits in the United States District Court for the Eastern District of Tennessee, against Lowe’s Companies, Clayton Homes, Pella Corporation, Jeld-Wen, Atrium Windows and Doors, Ply Gem Industries, RGF Industries, Tafco Corporation, Kinro Manufacturing, and Elixir Industries, all in connection with our patented J-Channel Window Frame technology. We can give no assurance as to the potential outcome of this litigation.

On August 20, 2013, CopyTele’s wholly owned subsidiary, Loyalty Conversion Systems Corporation, initiated 10 separate patent infringement lawsuits in the United States District Court for the Eastern District of Texas, against Alaska Airlines, American Airlines, Delta Airlines, Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines, United Airlines, and U.S. Airways, all in connection with our Loyalty Conversion Systems patent portfolio.  We can give no assurance as to the potential outcome of this litigation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 29, 2013, the Company offered the holders of the warrants issued in our February 2011 private placement the opportunity to exercise the warrants at a reduced exercise price of $0.16 per share (payable in cash) during the period ended July 15, 2013.   In connection therewith, Messrs. Titterton, Johnson and Herms exercised warrants to purchase 1,400,000, 700,000 and 280,000 shares of our Common Stock and we received gross proceeds of $380,800.  On June 17 2013, Mr. Krusos exercised the warrants previously issued to him in our February 2011 private placement on a “cashless” basis and received 547,493 shares of Common Stock.

During the quarter ended July 31, 2013, we issued 101,000 shares of our Common Stock in payment of interest on the $1,765,000 principal amount of 8% Convertible Debentures due 2015 that we issued in our January 2013 private placement.  Between June 21, 2013 and July 9, 2013, holders of $325,000 and $5,878 of principal and interest, respectively, of the debentures, converted their holdings into an aggregate of 2,166,775 and 20,125 shares of Common Stock

On April 23, 2013, we entered into a common stock purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of our common stock over the two-year term of the agreement. During the quarter ended July 31, 2013, we sold an aggregate of 600,000 shares of common stock to Aspire Capital at an average purchase price of $0.2192 per share.

Pursuant to the terms of an Agreement, dated as of February 15, 2013, between the Company and Harllon Holdings, LLC (“Harllon”), the Company issued Harllon 375,000 shares on June 7, 2013 of common stock in payment of public relations and communications services.

Pursuant to the terms of a series of agreements between the Company and Larkin/Volpatt Communications (“Larkin/Volpatt”), the Company issued Larkin/Volpatt 40,000 shares common stock in payment of public relations and communications services during the quarter ended July 31, 2013.

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

Item 6.  Exhibits.

31.1   Certification of Chief Executive Officer, pursuant to Section 302 of   the Sarbanes-Oxley Act of 2002, dated September 16, 2013.

31.2   Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 16, 2013.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 16, 2013.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 16 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
September 16, 2013		(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal
September 16, 2013		Financial and Accounting Officer)

