Form 10-Q/A
period 2013-07-31
COPYTELE INC
filed 2013-09-20
CIK 715446

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2013 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.

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

COPYTELE, INC.

By: Robert A. Berman

Robert A. Berman

President and Chief Executive Officer

September 20, 2013

(Principal Executive Officer)

By: Henry P. Herms

Henry P. Herms

Vice President - Finance and

Chief Financial Officer (Principal

September 20, 2013

Financial and Accounting Officer)