Form 10-K
period 2013-10-31
COPYTELE INC
filed 2014-01-16
CIK 715446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2013
or
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

Large accelerated filer [__] Accelerated filer [__]

Non-accelerated filer [__] (Do not check if a smaller reporting company) Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the Over-the-Counter Bulletin Board on such date ($0.228 ): $37,710,056

On January 10, 2014, the registrant had outstanding 210,447,530 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING

STATEMENTS

Information included in this Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Annual Report on Form 10-K under “Item 1A. – Risk Factors” below.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Annual Report on Form 10-K.

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company”, “CopyTele” or “CTI” means CopyTele, Inc. unless otherwise indicated.  Unless otherwise indicated, all references in this Form 10-K to “dollars” or “$” refer to US dollars.

PART I

Item 1.             Business.

Overview

Our principal operations include the development, acquisition, licensing, and enforcement of patented technologies that are either owned or controlled by the Company or one of our wholly owned subsidiaries.  The Company currently owns or controls nine patent portfolios.  As part of our patent assertion activities and in the ordinary course of our business, the Company, and our wholly owned subsidiaries, have initiated and will likely continue to initiate patent infringement lawsuits, and engage in patent infringement litigation. Since implementing our new business model in January 2013, the Company has initiated 41 lawsuits in connection with 5 of our patent portfolios.Our primary source of revenue will come from licenses resulting from the unauthorized use of our patented technologies, including the settlement of patent infringement lawsuits. In 2013, we entered into 4 revenue producing licenses from 2 of our patent portfolios. In addition to continuing to mine and monetize our existing patents, our wholly owned subsidiary, CTI Patent Acquisition Corporation, will continue to acquire patents and the exclusive rights to license and enforce patents from third parties.  In 2013, the Company acquired the rights to four additional patent portfolios.

Due to arrangements previously entered into by the Company, certain of our patents contain encumbrances, as described below, which may negatively impact our patent monetization and patent assertion activities. Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent monetization and patent assertion activities.  We have obtained and will continue to obtain the rights to license and enforce additional patents from third parties, and when necessary, will assist such parties in the further development of their patent portfolios through the filing of additional patent applications.

In April 2013, CopyTele, through its wholly owned subsidiary, CTI Patent Acquisition Corporation, acquired the exclusive rights to license and enforce patent portfolios relating to (i) loyalty awards programs commonly provided by airlines, credit card companies, hotels, retailers, casinos, and others, and (ii) vinyl windows with integrated J-Channels, commonly used in modular buildings, mobile homes, and conventional, new home construction.  In November 2013, CTI Patent Acquisition Corporation acquired 2 patent portfolios in the rapidly expanding area of unified communications relating to (i) the multicast delivery of streaming data, media, and other content, within the confines of specialized virtual private networks, and (ii) the integration of telephonic participation in web-based audio/video conferences by creating a gateway between the internet and cellular or traditional landline telephones.

Patent Monetization and Patent Assertion

Patent monetization is the generation of revenue and proceeds from patents and patented technologies (“Patent Monetization”).  Patent assertion is a specialized type of Patent Monetization where a patent owner, or a representative of the patent owner, seeks to prohibit or collect royalties from the unauthorized manufacture, sale, and use of the owner’s patented invention (“Patent Assertion”).  CTI’s business model is Patent Monetization and Patent Assertion.  We currently own or control nine patent portfolios which we have identified for patent monetization: (i) Encrypted Mobile Communication; (ii) ePaper® Electrophoretic Display; (iii) Internet Telephonic Gateway; (iv) J-Channel Window Frame Construction; (v) Key Based Web Conferencing Encryption; (vi) Loyalty Conversion Systems; (vii) Micro Electro Mechanical Systems Display; (viii) Nano Field Emission Display; and (ix) VPN Multicast Communications.

CTI’s Patent Portfolios

Encrypted Mobile Communications

The Encrypted Mobile Communications patent portfolio covers hardware and software used to encrypt cellular phone calls and other mobile communications.  With the increased use of mobile devices, and the increased concerns regarding privacy and the protection of personal information, we believe the demand for secure mobile communications is increasing for both businesses and consumers.

ePaper® Electrophoretic Display

The ePaper® Electrophoretic Display patent portfolio covers core electrophoretic technology that is used in the world’s most popular eReader devices such as the Nook® and the Kindle. The ePaper patents cover the underlying chemistry that is used to manufacture both the particles and the suspension, two of the key elements that are fundamental to the generation of the black and white eReader display.  CTI’s ePaper patents also cover the manufacturing, assembly, and physical structure of the display unit itself, as well as the electronics and internal operation of the device.

Internet Telephonic Gateway

The internet telephonic gateway patent portfolio covers the integration of telephonic participation in web-based audio/video conferences by creating a gateway between the Internet, and cellular or traditional landline telephones. The end result is that participants can join and participate in online, audio/video conferences via a cellular or conventional telephone. This internet telephonic gateway technology is commonly used for web based audio/video events with broad based audience participation such as earnings calls, webinars, and virtual town hall meetings.

J-Channel Window Frame Construction

The J-Channel Window Frame Construction patent portfolio covers vinyl windows with an integrated frame, known in the industry as a “J-Channel”. Such windows are commonly used in modular buildings, mobile homes, and conventional, new home construction, resulting in easier and faster window installation.

Key Based Web Conferencing Encryption

The Key Based Web Conferencing Encryption patent portfolio covers the generation and management of encryption keys.  This type of encryption technology is commonly used to encrypt web-based conferencing, email for regulatory compliance purposes, and personal information such as contracts.

Loyalty Conversion Systems

The Loyalty Conversion System patent portfolio covers coalition loyalty awards programs commonly provided by airlines, credit card companies, hotels, retailers, casinos, and others.  The portfolio covers the electronic conversion of non-negotiable, loyalty awards points into negotiable funds used to purchase goods and services from third parties, as well as covering the electronic conversions of awards points into points and awards provided by other loyalty program providers.

Micro Electro Mechanical Systems Display

The Micro Electro Mechanical Systems Display patent portfolio covers vanadium dioxide coated pixels that electrically modulate light at extremely high speeds to form an image, as well as the use of electrostatic force to move pixel sized membranes that create a color image. These are emerging, low voltage, display technologies with numerous potential commercial applications.

Nano Field Emission Display

The Nano Field Emission Display patent portfolio covers a new type of flat panel display consisting of low voltage color phosphors, specially coated carbon nanotubes, nano materials to generate secondary electrons, and ionized noble gas, resulting in a bright, sharp, high contrast color image.  This emerging technology could result in a flat panel display utilizing less power, with better picture quality and lower manufacturing costs than is currently found in the flat panel display industry.

VPN Multicast Communications

The VPN Multicast Communications patent portfolio covers the multicast, internet delivery of streaming data, media, and other content to large numbers of recipients, within the confines of specialized virtual private networks (“VPN’s). Multicasting is a commonly used content delivery protocol that enables several recipients to simultaneous receive content from a single internet transmission, greatly reducing Internet bandwidth costs. When combined with specialized VPN’s, the content and communications are protected from unwanted disclosure and piracy. Applications for these live, VPN multicast communications include videoconferences, online training and e-learning classes, internet television, web-based corporate events and strategy sessions, and other live transmissions of sensitive or protected content.

Patent Monetization and Patent Assertion Activities

On January 28, 2013, CTI initiated a patent infringement lawsuit in the United States District Court for the Northern District of California against E Ink Corporation (“E Ink”), regarding certain patents owned by CTI pertaining to CTI’s ePaper® Electrophoretic Display technology.  CTI alleges that E Ink has infringed and continues to infringe such patents in connection with the manufacture, sale, use, and importation of electrophoretic displays.  On January 28, 2013, CTI also filed a separate joint lawsuit against both AU Optronics Corp. (“AUO”) and E Ink, the AUO/E Ink Lawsuit (as defined below). In June of 2013, CTI and AUO greed to arbitrate CTI’s charges in the AUO/E Ink Lawsuit.  The Court also ordered E Ink to participate in the arbitration, for purposes of discovery. Because issues in the AUO/E Ink arbitration need to be resolved before the patent infringement case can proceed against E Ink, the Court dismissed the patent infringement case, without prejudice, meaning that CTI can re-file the patent infringement lawsuit, if necessary, following the arbitration.

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

On October 9, 2013, CTI’s wholly owned subsidiary, J-Channel Industries Corporation, filed 19 patent infringement lawsuits in the Federal District Court for the Eastern District of Tennessee, in connection with its patented J-Channel Window Frame Construction technology. Defendants in the lawsuits consist of retailers and window manufacturers, including: Home Depot U.S.A., Inc.; Anderson Corporation; American Builders & Contractors Supply Co., Inc. (ABC Supply); Comfort View Products, LLC; Croft, LLC; Moss Supply Company; Wincore Window Company LLC; Vinylmax, LLC; Simonton Building Products, Inc.; HWD Acquisition, Inc. (Hurd Windows); Magnolia Windows and Doors, LLC; MGM Industries, Inc., MI Windows and Doors LLC; PGT Industries, Inc.; Quaker Window Products Co.; Sun Windows, Inc.; Weather Shield Manufacturing, Inc.; West Window Corporation; Woodgrain Millwork, Inc.; and YKK-AP American Inc.

The Company has engaged in and will continue to engage in patent infringement lawsuits in the ordinary course of its business operations.  All litigation involves a significant degree of uncertainty, and we give no assurances as to the outcome or duration of any lawsuit.

Licensing Activity

The Company has entered into 4 license agreements in connection with 2 of our patent technologies. In October 2013, we entered into a license agreement with Alaska Air Group, Inc. in connection with our Loyalty Conversion Systems technology. In addition, in October 2013 we entered into license agreements with Tafco Corporation, RGF Industries and Elixir Industries in connection with our patented J-Channel Window Frame Construction technology. These licenses resolved lawsuits that were pending against the aforementioned companies.

Agreements Relating to Previous Business Operations

AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AUO (together the “AUO License Agreements”).  Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our ePaper® Electrophoretic Display patents and technology, in connection with AUO jointly developing products with CTI.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our Nano Field Emission Display patents and technology, in connection with AUO jointly developing products with CTI.

On January 28, 2013, we terminated the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment, unfair business practices, attempted monopolization, and other charges, and we are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”).  In June of 2013, CTI and AUO agreed to arbitrate CTI’s charges, which we believe should result in a faster and more efficient adjudication.  For more details on the AUO/E Ink Lawsuit, please see “Item 3, Legal Proceedings” in this Annual Report on Form 10-K.

Videocon Industries Limited

In November 2007, we entered into a Technology License Agreement (the “Videocon License Agreement”) with Videocon Industries Limited (“Videocon”).  Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our Nano Field Emission Display technology.  We are not presently involved in development efforts with Videocon and it is not anticipated that such efforts will be resumed in the future.  We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

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

For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.  The loan payable to Mars Overseas is solely a liability of CopyTele International without recourse to CopyTele, Inc., its parent company.  The loans are for a period of seven years, do not bear interest, and provide for customary events of default, which may result in forfeiture of the Securities by the defaulting party, and also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits in respect of the Securities.  We have entered into discussions with Videocon regarding the disposition of the Subscription Agreement, GDR Purchase Agreement, and Loan and Pledge Agreements. The outcome of these discussions and the disposition of the related assets and liabilities may have a material effect on our financial statements. We cannot presently estimate the timing or impact of any such resolution.

Competition

CTI expects to encounter competition in the areas of patent acquisitions for the sake of enforcement from both private and publicly traded companies that engage in Patent Monetization and Patent Assertion. This includes competition from companies seeking to acquire the same patents and patent rights that we may seek to acquire.  Entities such as Acacia Research Corporation, Intellectual Ventures, Wi-LAN, MOSAID, Round Rock Research LLC, IPvalue Management Inc., Vringo Inc., Pendrell Corporation, and others derive all or a substantial portion of their revenue from Patent Assertion and we expect more entities to enter the market.

We also compete with venture capital firms, strategic corporate buyers and various industry leaders for patent and technology acquisitions and licensing opportunities.  Many of these competitors have more financial and human resources than our company.

Research and Development

Research and development expenses were $-0- and approximately $2,212,000 for the fiscal years ended October 31, 2013 and 2012, respectively.  In accordance with the changes in the primary operations of the Company during the fourth quarter of fiscal year 2012, we are no longer incurring research and development expenses.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and our Consolidated Financial Statements.

Employees

As of October 31, 2013, we had six full-time employees and one part time employee.

Other

On October 11, 2013, our stockholders’ approved an amendment to our certificate of incorporation to increase the number of shares of common stock we are authorized to issue from 300 million to 600 million.

We were incorporated on November 5, 1982 under the laws of the State of Delaware.  From inception through end of fiscal year 2012, our primary operations involved licensing in connection with the development of patented technologies.  Since that date, our primary operations include the development, acquisition, licensing, and enforcement of patented technologies that are either owned or controlled by the Company or one of our wholly owned subsidiaries.  Our principal executive offices are located at 900 Walt Whitman Road, Melville, New York 11747, our telephone number is 631-549-5900, and our Internet website address is www.CTIpatents.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”).  Alternatively, you may also access our reports at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. and 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Financial Information About Segments and Geographical Areas

See our Consolidated Financial Statements.

Item 1A.         Risk Factors.

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

Risks Related to Our Financial Condition and Operations

We have a history of losses and may incur additional losses in the future.

On a cumulative basis  we have sustained substantial losses and negative cash flows from operations since our inception.  As of October 31, 2013, our accumulated deficit was approximately $134,750,000.  As of October 31, 2013, we had approximately $898,000 in cash and cash equivalents on hand, and negative working capital of approximately $1,978,000.We incurred losses of approximately $10,080,000 in fiscal 2013. We expect to continue incurring significant legal and general and administrative expenses in connection with our operations.  As a result, we anticipate that we will incur losses in the future.

We may need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

Based on currently available information, we believe that our existing cash and cash equivalents together with expected cash flows from patent licensing and enforcement, the sale of our common stock under the Stock Purchase Agreement with Aspire Capital Fund LLC (described in Item 5 below – “Recent Sales of Unregistered Securities”), the gross proceeds of $3,500,000 received from the private placement in November 2013 of a 6% Convertible Debenture (also described in Item 5 below – “Recent Sales of Unregistered Securities”), and other potential sources of cash flow will be sufficient to enable us to continue our patent licensing and enforcement activities for at least 12 months. However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or securities convertible into or exercisable for equity securities could result in dilution to our stockholders.  We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  We can also give no assurance that we will have sufficient funds to repay our outstanding indebtedness. If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business will suffer.

Our consolidated cash, cash equivalents and short-term investments totaled approximately $898,000 and $840,000  at October 31, 2013 and 2012, respectively.  To date, we have relied primarily upon cash from the public and private sale of equity securities to generate the working capital needed to finance our operations.

Although we received aggregate gross proceeds of $3,500,000 from the issuance of a 6% convertible debenture on November 11, 2013, we may need substantial additional capital to continue to operate our business.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to obtain  additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise.  Other than the Stock Purchase Agreement with Aspire Capital Fund LLC, we have not identified other sources for additional funding and cannot be certain that additional funding will be available on acceptable terms, or at all.  If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Failure to effectively manage our potential growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our change in business strategy and potential growth is expected to place a strain on our managerial, operational and  financial resources and systems.  Further, if our business grows, we will be required to manage multiple relationships.  Any growth by us, or an increase in the number of our strategic relationships, may place additional strain on our managerial, operational and financial resources and systems.  Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results will be materially harmed.

Our equity arrangements with Videocon involve market risks.

At the same time as we entered into the Videocon License Agreement (defined above), we entered into the Share Subscription Agreement with Mars Overseas Limited (“Mars Overseas”), an affiliate of Videocon, to purchase the 20,000,000 CopyTele Shares (defined above), and our subsidiary, CopyTele International, entered into the GDR Purchase Agreement to purchase the 1,495,845 Videocon GDRs (defined above). The value of the Videocon GDRs owned by us depends upon, among other things, the value of Videocon’s securities in its home market of India, as well as exchange rates between the U.S. dollar and Indian rupee (the currency in which Videocon’s securities are traded in its home market).  Based on both the duration and the continuing magnitude of the market price declines and the uncertainty of recovery, we recorded other than temporary impairments as of October 31, 2009, 2011 and 2013. We can give no assurances that the value of the Videocon GDRs will not decline in the future and future write downs may occur.

In addition, for the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.  The loan payable to Mars Overseas is solely a liability of CopyTele International without recourse to CopyTele, Inc. , its parent company.  The loans are for a term of seven years, do not bear interest and prepayment of the loans will not release the lien on the Securities prior to the end of the seven year period.  The loan agreements also provide for customary events of default which may result in forfeiture of the Securities by the defaulting party.  We can give no assurances that the respective parties receiving such loans will not default on such loans.

Risks Related to Patent Monetization and Patent Assertion Activities

We may not be able to monetize our patent portfolios.

The primary operations of the Company are Patent Monetization and Patent Assertion. We expect to generate revenues and related cash flows from the licensing and enforcement of patents that we currently own and from the rights to license and enforce additional patents we have obtained, and may obtain in the future, from third parties.  However, we can give no assurances that we will be able to identify opportunities to exploit such patents or that such opportunities, even if identified, will generate sufficient revenues to sustain future operations.

Certain of our patent portfolios are subject to existing license agreements with AUO and Videocon which may limit our ability to monetize them.

            In the course of entering into the EPD License Agreement and the Nano Display License Agreement with AUO, and the Videocon License Agreement with Videocon, certain rights to our ePaper® Electrophoretic Display patents were licensed to AUO, and certain rights to our Nano Field Emission Display patents were licensed to AUO and Videocon, respectively.  We have terminated the EPD License Agreement and the Nano Display License Agreement with AUO although we can give no assurance that AUO will not challenge the effectiveness of such terminations, and we are engaged in discussions with Videocon with respect to the Videocon License Agreement. We intend to take the steps necessary to seek to remove any encumbrances that may inhibit our patent licensing and enforcement efforts; however, we can give no assurance that the ePaper® Electrophoretic Display patents and the Nano Field Emission Display patents will be unencumbered.  If the patent portfolios remain encumbered or if our termination of the AUO license agreements are deemed to be ineffective, it could limit our ability to monetize such portfolios.

While we recently commenced lawsuits against AUO and E Ink, and currently have 37 patent infringement lawsuits, we may not be successful in obtaining judgments in our favor.

On January 28, 2013, we filed the AUO/E Ink Lawsuit and currently we have 37 patent infringement lawsuits.  We can give no assurance that these lawsuits will be decided in our favor or even if they are that the damages and other remedies will be material.

Our revenues are unpredictable, and this may harm our financial condition.

Due to the nature of the licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of potential licensees and certain other factors, our revenues, if any,  may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

Our success depends in part upon our ability to retain top legal counsel to represent us in patent enforcement litigation.

The success of our licensing business depends upon our ability to retain top legal counsel to prosecute  patent infringement litigation. As our patent enforcement actions increase, it will become more difficult to find top legal counsel to handle all of our cases because many of the top law firms may have a conflict of interest that prevents their representation of us.

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

In connection with patent enforcement actions conducted by certain of our subsidiaries, a court may rule unfavorably in counterclaims filed against us or that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us and our operating subsidiaries to certain material liabilities.

In connection with any of our patent enforcement actions, it is possible that a defendant may file counterclaims against us or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if we or our operating subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and our financial position.

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue.

We may apply for patents and may spend a significant amount of resources to enforce those patents. If new legislation, regulations or rules are implemented either by Congress, the United States Patent and Trademark Office (“USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions, and potential new rules requiring that the losing party pay legal fees of the prevailing party could also significantly increase the cost of our enforcement actions.

United States patent laws were recently amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. The America Invents Act and its implementation increases the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

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

We hold a number of pending patents. We have identified a trend of increasing patent applications each year, which we believe is resulting in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in recognizing revenue, if any, from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

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

Our patented technologies have an uncertain market value.

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

In the future, we may issue securities to raise cash for operations and acquisitions of patents and/or companies.  We have and in the future may issue securities convertible into our common stock. Any of these events may dilute stockholders' ownership interests in our company and have an adverse impact on the price of our common stock.

In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

Any actual or anticipated sales of shares by Aspire Capital may cause the trading price of our common stock to decline. Additional issuances of shares to Aspire Capital may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the purchase agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover of our company that might otherwise result in our stockholders receiving a premium over the market price of their shares.

Provisions of Delaware General Corporation Law (“DGCL”) and our certificate of incorporation and bylaws could make the acquisition of our company by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors, more difficult. These provisions include:

•         Section 203 of the DGCL, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder;

•         The authorization in our certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover; and

•         Provisions in our bylaws regarding stockholders' rights to call a special meeting of stockholders limit such rights to stockholders holding together at least a majority of shares of the Company entitled to vote at the meeting, which could make it more difficult for stockholders to wage a proxy contest for control of our board of directors (the “Board”) or to vote to repeal any of the anti-takeover provisions contained in our certificate of incorporation and bylaws.

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

•         expenses related to, and the timing and results of, patent filings and other enforcement proceedings relating to intellectual property rights, as more fully described in this section; and

•         The outcome of any of our patent infringement lawsuits.

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

Our common stock fits the definition of a penny stock and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks.  The SEC rules may have the effect of reducing trading activity in our common stock making it more difficult for investors to sell their shares.  The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market.  The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction.  In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction.  The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices.

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

The securities issued in our private placements may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

In connection with our private placements in February 2011, January 2013 and November 2013, we have outstanding convertible debentures and warrants which are convertible into or exercisable for an aggregate of 46,727,653 shares of our common stock, at prices ranging from $0.15 to $0.3784 per share.  In addition, as we are required to register these shares for resale by the holders, it is possible that a significant number of shares could be sold at the same time.  Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock.  Furthermore, the mere existence of a significant number of shares of common stock issuable upon conversion of the debentures or the exercise of warrants may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale, actual or anticipated, of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

We have the right to sell up to $10 million of our shares of common stock to Aspire, including the 5,380,000 shares sold to Aspire Capital since April 23, 2013, and have issued 3,500,000 shares to Aspire Capital as a commitment fee. We cannot execute any sales to Aspire when the closing price of our common stock is less than $0.15 per share. We were obligated to register these shares with the SEC. The registration statement declared effective by the SEC on June 19, 2013 registers 20,000,000 shares for issuance and sale to Aspire Capital under the Purchase Agreement.  It is anticipated that these shares will be sold by Aspire Capital pursuant to the registration statementor sold in reliance on an exemption from registration in Rule 144A of the Securities Act.

Any actual or anticipated sales of shares by Aspire Capital may cause the trading price of our common stock to decline. Additional issuances of shares to Aspire Capital may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the purchase agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

We may not have access to the full amount available under the Purchase Agreement with Aspire Capital.

In order for us to receive the full $10 million proceeds under the Purchase Agreement it is unlikely that the 20,000,000 shares registered will be sufficient.  Accordingly, our ability to have access to the full amount under the Purchase Agreement with Aspire Capital will likely be subject to our ability to prepare and file one or more additional registration statements registering the resale of additional shares. These subsequent registration statements may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured. The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Aspire Capital under the Purchase Agreement.

Raising funds by issuing equity or debt securities could dilute the value of the common stock and impose restrictions on our working capital.

If we were to raise additional capital by issuing equity securities, including sales of shares of common stock to Aspire Capital, the value of the then outstanding common stock would be reduced, unless the additional equity securities were issued at a price equal to or greater than the market value of the common stock at the time of issuance of the new securities. If the additional equity securities were issued at a per share price less than the per share value of the outstanding shares, then all of the outstanding shares would suffer a dilution in value with the issuance of such additional shares. Further, the issuance of debt securities in order to obtain additional funds may impose restrictions on our operations and may impair our working capital as we service any such debt obligations.

Item 1B.          Unresolved Staff Comments.

                        None.

Item 2.             Properties.

We lease approximately 7,500 square feet of office facilities at 900 Walt Whitman Road, Melville, New York (our principal executive offices) from an unrelated party pursuant to a lease that expires November 30, 2014.  Our base rent is approximately $228,000 per annum and the lease provides an escalation clause for increases in certain operating costs.  See Note 8 to our Consolidated Financial Statements.

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

Other than the foregoing and the suits we bring to enforce our patent rights, which are an integral part of our business plan, we are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 4.            Mine Safety Disclosures.

                        Not applicable.

PART II

Item 5.            Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “COPY”.  The high and low sales prices as reported by the OTCBB for each quarterly fiscal period during our fiscal years ended October 31, 2013 and 2012 have been as follows:

Fiscal Period	High	Low
4th quarter 2013 3rd quarter 2013 2nd quarter 2013 1st quarter 2013	$0.23 0.40 0.28 0.31	$0.18 0.20 0.18 0.11
4th quarter 2012 3rd quarter 2012 2nd quarter 2012 1st quarter 2012	$0.34 0.16 0.29 0.17	$0.07 0.08 0.10 0.10

Holders

As of January 10, 2014, the approximate number of record holders of our common stock was 1,166 and the closing price of our common stock was $0.19 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception.  We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 25, 2013, we completed a private placement with 20 accredited investors, including Robert A. Berman, the Company’s President, Chief Executive Officer and a director, Dr. Amit Kumar, a consultant and director of the Company, and Bruce Johnson, a director of the Company (the “Investors”), pursuant to which we sold $1,765,000 principal amount of 8% Convertible Debentures due 2015 (the “January 2013 Debentures”) and warrants (the “January 2013 Warrants”) to purchase 5,882,745 shares of common stock of the Company, par value $0.01 per share (the “January 2013 Warrant Shares”) at an exercise price of $0.30 per share.  The January 2013 Debentures mature on January 25, 2015, bear interest at the rate of 8% payable quarterly and are convertible into shares (the “January 2013 Conversion Shares”) of our common stock at a price per share of $0.15.  The Company may prepay the January 2013 Debentures at any time without penalty upon 30 days prior notice, but only if the sales price of the common stock on the principal market on which the common stock is primarily listed and quoted for trading is at least $0.30 for 20 trading days in any 30-day trading period ending no more than 15 days before the Company’s prepayment notice.

The January 2013 Debentures contain full ratchet anti-dilution protection which means, that, subject to certain exceptions, if the Company sells shares of common stock (or securities convertible or exchangeable into common stock) at an effective price of less than $0.15 per share of common stock, the conversion price of the January 2013 Debentures will be reduce to such lower effective sales price.  The January 2013 Debentures also provide for events of default which, if any of them occurs, would permit the principal of and accrued interest on the January 2013 Debentures to become or to be declared due and payable, unless the event of default has been cured or the holder of the January 2013 Debenture has waived in writing the event of default.  If all of the January 2013 Debentures are converted, the Company would issue 6,667 shares of common stock for each $1,000 principal amount of the January 2013 Debentures or 11,767,255 shares of its common stock in the aggregate.  For each $1,000 principal amount of the January 2013 Debentures, the Company issued a January 2013 Warrant to purchase 3,333 shares of common stock.  Each January 2013 Warrant grants the holder the right to purchase the January 2013 Warrant Shares at the purchase price per share of $0.30 on or before January 25, 2016.  If there is not an effective registration statement covering the January 2013 Warrant Shares at the time the warrants are exercised, the January 2013 Warrants may be exercised on a cashless basis.

Pursuant to the January 2013 Debentures and January 2013 Warrants, no Investor may convert or exercise such Investor’s January 2013 Debenture or January 2013 Warrant if such conversion or exercise would result in the Investor beneficially owning in excess of 4.99% of our then issued and outstanding common stock. A holder may, however, increase this limitation (but in no event exceed 9.99% of the number of shares of common stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase this limitation.

In connection with this offering, the Company granted each Investor registration rights with respect to the January 2013 Conversion Shares and the January 2013 Warrant Shares. The Company was obligated to use its reasonable best efforts to cause a registration statement registering for resale the January 2013 Conversion Shares and the January 2013 Warrant Shares to be filed no later than 90 days from January 25, 2013 and declared effective no later than 180 days from January 25, 2013. The registration statement was declared effective by the SEC on June 19, 2013. The Company is required to use it reasonable best efforts to keep the registration statement effective until the January 2013 Conversion Shares and the January 2013 Warrant Shares can be sold under Rule 144(k) of the Securities Act or such earlier date when all January 2013 Conversion Shares and the January 2013 Warrant Shares have been sold publicly; provided, however, the Company shall not be required to keep the registration statement effective for more than three years from January 25, 2013.

In connection with the January 2013 offering, we paid The Benchmark Company LLC, as placement agent, a cash placement fee of $41,400 (or 6% of the aggregate purchase price from the Investors they introduced to us) and issued to them warrants to purchase 276,000 shares of common stock (or 6% of the aggregate number of shares underlying the January 2013 Debentures issued to the Investors they introduced to us) upon the same terms as the January 2013 Warrants issued in the offering.

The issuance of securities in the January 2013 offering were not registered under the Securities Act, in reliance on an exemption from Section 4(2) of the Securities Act, and Rule 506 promulgated thereunder, based on the fact that all of the investors were “accredited investors,” as such term is defined in Rule 501 of Regulation D. No underwriting discounts or commissions were paid in connection with the January 2013 offering.

On April 23, 2013, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of our common stock over the two-year term of the agreement.  In consideration for entering into the Stock Purchase Agreement, concurrently with the execution of the agreement, we issued to Aspire Capital 3,500,000 shares of our common stock with a fair value of $700,000 as a commitment fee.  Upon execution of the Stock Purchase Agreement, Aspire Capital purchased 2,500,000 shares for $500,000.  In order to sell any additional shares under the Stock Purchase Agreement, we were required to have a registration statement covering the shares issued to Aspire Capital declared effective by the SEC.  Such registration statement was declared effective by the SEC on June 19, 2013.  During the period from July through September 2013, we sold an additional 2,880,000 shares of our common stock to Aspire Capital for approximately $592,000.

The issuance of securities to Asprie Capital was not registered under the Securities Act, in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On May 29, 2013, the Company offered the holders of the warrants issued in our February 2011 private placement the opportunity to exercise the warrants at a reduced exercise price of $0.16 per share (payable in cash) during the period ended July 15, 2013.   In connection therewith, Lewis H. Titterton, Jr., the Company’s Chairman, Bruce Johnson, a director of the Company, and Henry P. Herms, the Company’s Chief Financial Officer and a director, exercised warrants to purchase 1,400,000, 700,000 and 280,000 shares of our common stock and we received gross proceeds of $380,800.  On June 17, 2013, Mr. Krusos, our former Chief Executive Officer, exercised the warrants previously issued to him in our February 2011 private placement on a “cashless” basis and received 547,493 shares of our common stock.

The issuance of securities in the February 2011 private placement were not registered under the Securities Act, in reliance on an exemption from registration under Section 4(2) of the Securities Act, and Rule 506 promulgated thereunder, based on the fact that all of the investors were “accredited investors,” as such term is defined in Rule 501 of Regulation D. No underwriting discounts or commissions were paid in connection with the offering.

During June and July 2013, holders of $325,000 of principal of the January 2013 Debentures converted their holdings into an aggregate of 2,166,775 shares of common stock and an additional 20,125 shares of common stock were issued in payment of accrued interest. In April, July and October 2013, respectively, 117,864, 101,000 and 140,556 shares of our common stock were issued in payment of interest on the January 2013 Debentures.

From October 18, 2012 through October 15, 2013, the Company entered into various agreements with companies to provide investor relations and public relations services to us for which the Company issued an aggregate of 1,490,000 shares of our common stock in payment for such services.

During the period from April 2013 to November 2013, the Company issued an aggregate of 1,200,000 shares of our common stock to various inventors in connection with the acquisition of rights to patent portfolios.

In both instances, the common stock was issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

On November 11, 2013, we completed a private placement with a single institutional investor, pursuant to which the Company issued a $3,500,000 principal amount of 6% Convertible Debenture due 2016 (the “November 2013 Debenture”) at an exercise price of $0.1892 per share and a warrant (the “November 2013 Warrant”) to purchase 9,249,472 shares of our common stock of the Company, par value $0.01 per share (the “November 2013 Warrant Shares”) at an exercise price of $0.3784 per share.   The November 2013 Debenture matures on November 11, 2016, bears interest at the rate of 6% payable annually and is convertible into shares (the “November 2013 Conversion Shares”) of our common stock at a price per share of $0.1892, which was 100% of the volume weighted average closing sales price of the common stock for the 30 trading days prior to November 11, 2013.  The November 2013 Debenture contains full ratchet anti-dilution protection in the event that the Company enters into a new financing arrangement to issue additional shares of Common Stock at an effective net price of less than $0.1419 (or 75% of the conversion price of the November 2013 Debenture).  The November 2013 Debenture also provides for standard and customary events of default which, if any of them occurs, would permit the principal of and accrued interest on the November 2013 Debenture to become or to be declared due and payable, unless the event of default has been cured or the holder of the November 2013 Debenture has waived in writing the event of default.  If the entire principal amount of the November 2013 Debenture is converted, the Company would issue 18,498,943 shares of Common Stock.

The November 2013 Warrant grants the holder the right to purchase the November  2013 Warrant Shares at the purchase price per share of $0.3784 on or before November 11, 2016.  If there is not an effective registration statement covering the November  2013 Warrant Shares, the November 2013 Warrant may be exercised on a cashless basis, otherwise the November 2013 Warrant holder must exercise for cash.  If the entire November  2013 Warrant were exercised, the Company would receive $3,500,000 in gross proceeds.

Pursuant to its terms the November 2013 Debenture and the November  2013 Warrant, the November 2013 Debenture or November 2013 Warrant may not be exercised if such conversion or exercise would result in the holder beneficially owning in excess of 4.99% of our then issued and outstanding common stock.  The holder may, however, increase this limitation (but in no event exceed 9.99% of the number of shares of our common stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase this limitation.

In connection with the November 2013 offering, the Company granted registration rights with respect to the November 2013 Conversion Shares and the November 2013 Warrant Shares.  The Company is obligated to use its reasonable best efforts to cause a registration statement registering for resale the November 2013 Conversion Shares and the November 2013 Warrant Shares to be filed no later than 90 days from the November 11, 2013.  The Company is required to use it reasonable best efforts to keep the registration statement effective until the November 2013 Conversion Shares and the November 2013 Warrant Shares can be sold under Rule 144(k) of the Securities Act or such earlier date when all November 2013 Conversion Shares and the November 2013 Warrant Shares have been sold publicly; provided, however, the Company shall not be required to keep the registration statement effective for a period of more than three years from November 11, 2013.  If a registration statement covering the resale of the November2013 Conversion Shares is not filed within the 90-day period (the “Filing Default”), then on the date of the Filing Default and on each monthly anniversary (if the Filing Default has not been cured by such date) until the Filing Default is cured, the Company shall pay in cash to the November 2013 Debenture holder liquidated damages equal to 1.0% of the principal amount represented by the November 2013 Debenture.  The liquidated damages will apply on a daily pro-rata basis for any portion of a month prior to curing of the Filing Default.  The Company will not be liable for liquidated damages with respect to the November2013 Warrant or November2013 Warrant Shares.  The Company also granted the investor the right to designate an observer to the Company’s Board or, in the alternative, the right to appoint a director to the Company’s Board for so long as it owns at least 2,000,000 shares of the Company’s common stock (including any shares which the investor has the right to acquire upon conversion of the November 2013 Debenture or exercise of the November 2013 Warrant).

The issuances of the securities in November 2013 were not registered under the Securities Act, in reliance on an exemption from registration under or Section 4(2) of the Securities Act, and Rule 506 promulgated thereunder, based on the fact that all of the investors are “accredited investors,” as such term is defined in Rule 501 of Regulation D. No underwriting discounts or commissions were paid in connection with the January 2013 offering.

Issuer Purchases of Equity Securities

None.

Item 6.             Selected Financial Data.

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with those statements, and the notes related thereto, which are included in this Annual Report on Form 10-K.

	As of and for the fiscal years ended October 31,
	2013	2012	2011	2010	2009
Revenue from patent assertion activities	$388,850	$-	$-	$-	$-
Amortization of revenue from display technology development and license fees received from AUO in 2011	-	940,010	872,670	-	-
Amortization of revenue from display technology development and license fees received from Videocon	-	-	-	600,000	913,332
Encryption products & engineering services revenue	-	-	130,523	130,675	142,465
Inventor royalties and contingent legal fees	207,743	-	-	-	-
Litigation and licensing expense	108,915	-	-	-	-
Cost of encryption products & engineering services	-	-	34,081	82,307	65,688
Research and development expenses	-	2,211,506	3,124,773	3,007,459	4,116,200
Marketing, general and administrative expenses	7,989,846	2,863,060	2,872,605	2,889,129	4,194,227
Impairment in value of investments	1,184,710	127,500	1,785,793	-	9,218,972
Change in value of derivative liability – income (loss)	475,189	-	-	-	-
Loss on extinguishment of debt	343,517	-	-	-	-
Interest expense	1,109,519	7,664	-	-	-
Dividend income	-	13,463	33,507	68,211	29,468
Interest income	125	3,458	2,516	4,878	20,807
Provision for income taxes	-	-	600,000	-	-
Net loss	(10,080,086)	(4,252,799)	(7,378,036)	(5,175,131)	(16,489,015)
Net loss per share of common stock – basic and diluted	($.05)	($.02)	($.04)	($.03)	($.12)
Total assets	5,439,538	5,660,676	8,645,832	10,046,076	9,848,446
Long term obligations	5,548,598	5,032,273	-	-	-
Shareholders’ equity	(3,320,593)	(1,194,056)	1,058,033	4,595,955	4,452,272
Cash dividends per share of common stock	-	-	-	-	-

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Consolidated Financial Statements and the notes related thereto.

Results of Operations

            In light of the change in our primary operations from product development and licensing to patent monetization, and patent assertion in connection with the unauthorized use of patented technologies, the comparison of our results of operations may have limited future value.

Fiscal Year ended October 31, 2013 compared with Fiscal Year ended October 31, 2012

Revenue

Although overall revenue decreased by approximately $551,000 in fiscal year 2013, to approximately $389,000, as compared to approximately $940,000 in fiscal year 2012, in the fourth quarter of fiscal 2013, the Company received approximately $214,00 from patent assertion activities relating to the issuance of licenses. Revenue from fiscal 2012 was attributable to display technology development and license fees related to the AUO License Agreements. Revenue recognition of display technology development and license fees has been suspended pending resolution of the AUO/E Ink Lawsuit. See “- Agreements Relating to Previous Business Operations” above in Item 1.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees of approximately $208,000 are attributable to our patent assertion activities initiated during fiscal 2013, and are expensed in the period that the related revenues are recognized.  The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.  We did not incur any such costs during fiscal year 2012.

Litigation and Licensing Expenses

Litigation and licensing expenses of approximately $109,000 are attributable to our patent assertion activities initiated during fiscal 2013 and the AUO/EInk Lawsuit initiated in January 2013. We did not incur any such costs during fiscal year 2012.

Research and Development Expenses

We discontinued all research and development activity during the fourth quarter of fiscal year 2012.  Accordingly, research and development expenses have decreased to $-0- in fiscal year 2013 from approximately $2,212,000 during fiscal year 2012.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased by approximately $5,127,000 to approximately $7,990,000 in fiscal year 2013, from approximately $2,863,000 in fiscal 2012.  The increase in marketing, general and administrative expenses was principally due to an increase in employee stock option expense of approximately $2,311,000, an increase in consultant stock option expense of approximately $995,000, an increase in investor relations and public relations expense of approximately $670,000, an increase in legal and accounting fees of approximately $286,000, an increase in employee compensation and related costs, other than stock option expense, of approximately $266,000, an increase in rent expense of approximately $219,000, and  an increase in consultant fees other than stock option expense of approximately $162,000.  As of October 31, 2013, there was unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors of approximately $2,352,000, which will be recognized in future periods upon vesting of the stock options.  In addition, as of October 31, 2013, there was unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants of approximately $1,370,000, which will be recognized in future periods upon vesting of the stock options.  The increase in rent expense in fiscal year 2013 is a result of discontinuing research and development activities in the fourth quarter of fiscal year 2012 and the discontinuation of allocating certain overhead cost, such as rent expense, to research and development expense.  During fiscal year 2013 we vacated and returned a substantial portion of our leased facilities to the landlord for possible re-letting and at October 31, 2013 we recorded an expense of approximately $65,000 related to future rentals of unused facilities. The additional legal and accounting fees and shareholder relations expense are related to the Company’s restructuring, which commenced in the fourth quarter of the fiscal year 2012 and the filing of a registration statement with the SEC during fiscal year 2013.

Change in Fair Value of Derivative Liability

The gain recorded from the change in fair value of derivative liability was approximately $475,000 in fiscal 2013, compared to $-0- in fiscal 2012. The derivative liability is related to the issuance of the January 2013 convertible debentures and is changed each reporting period based upon the market price of common stock and the time remaining to the maturity of the debentures.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of approximately $344,000 in fiscal year 2013 compared to $-0- in fiscal year 2012, related to the conversion of $325,000 principal amount of Convertible Debentures due January 2015 into shares of our common stock.

Interest Expense

Interest expense increased to approximately $1,110,000 in fiscal year 2013 from approximately $8,000 in fiscal year 2012, due to interest expense, amortization of debt discount and debt discount expensed upon conversion of debentures into shares of our common stock.  The full principal amount of $750,000 of the Convertible Debentures due September 2016 was converted into shares of common stock during fiscal year 2013 resulting in a charge to interest expense of approximately $717,000 during fiscal year 2013, as the associated beneficial conversion feature was fully amortized.

Dividend Income

Dividend income decreased to $-0- in fiscal year 2013 compared to approximately $13,000 in fiscal year 2012.  Dividend income received in fiscal year 2012 was related to the Videocon GDR’s acquired in December 2007.

Interest Income

Interest income decreased to approximately $-0- in fiscal year 2013 compared to approximately $3,000 the fiscal year 2012.

Liquidity and Capital Resources

In September 2012, the Company received aggregate gross proceeds of $750,000 from the issuance of 8% convertible debentures due September 12, 2016 in a private placement, of which $300,000 was sold to the Company’s current Chairman and then Chief Executive Officer and one other director of the Company.  The September 2012 debentures paid interest quarterly and were convertible into shares of our common stock at a conversion price of $0.092 per share on or before September 12, 2016.  The Company recorded a discount to the carrying amount of the September 2012 debentures of approximately $717,000 related to the debentures’ beneficial conversion feature.  The Company was permitted to prepay the September 2012 debentures at any time without penalty upon 30 days prior notice.  The Company also had the option to pay interest on the September 2012 debentures in common stock.  During the three month period ended April 30, 2013, the entire $750,000 principal amount of the September 2012 debentures were converted into 8,152,170 shares of common stock and an additional 100,725 shares were issued in payment of approximately $9,300 of accrued interest through the conversion date.  The conversion of the September 2012 debentures resulted in a charge to interest expense of approximately $717,000 during the second quarter of fiscal 2013.

In January 2013, we received aggregate gross proceeds of $1,765,000 from the issuance of 8% convertible debentures due January 25, 2015, of which $250,000 was received from our current President, Chief Executive Officer and director, and two other directors of the Company.  The January 2013 debentures pay interest quarterly and are convertible into shares of our common stock at a conversion price of $0.15 per share on or before January 25, 2015.  The embedded conversion feature has certain weighted average anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $0.15 per share.  We have the option to pay any interest on the January 2013 debentures in common stock based on the average of the closing prices of  our common stock for the 10 trading days immediately preceding the interest payment date.  We also have the option to pay any interest on the January 2013 debentures with additional debentures.  We may prepay the January 2013 debentures at any time without penalty upon 30 days prior notice but only if the sales price of the common stock on the principal market on which the common stock is primarily listed and quoted for trading is at least $0.30 for 20 trading days in any 30-day trading period ending no more than 15 days before the Company’s prepayment notice.  In conjunction with the issuance of the January 2013 debentures, we issued warrants to purchase 5,882,745 shares of our common stock.  Each January 2013 warrant grants the holder the right to purchase one share of our common stock at the purchase price of $0.30 per share on or before January 25, 2016.  In connection with the sale of January 2013 debentures, we paid a placement fee of approximately $41,000 and issued the placement agent a warrant to purchase 276,014 shares of common stock with identical provisions as January 2013 warrants issued with the January 2013 debentures.  We also agreed to register the common stock issuable upon conversion of the January 2013 debentures and exercise of the January 2013 warrants.  The January 2013 warrants may be exercised on a cashless basis only if there is not an effective registration statement covering such shares at the time the warrants are exercised.  During June and July 2013, holders of $325,000 of principal of the January 2013 debentures converted their holdings into an aggregate of 2,166,775 shares of common stock and an additional 20,125 shares of common stock were issued in payment of accrued interest.

In April 2013, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of our common stock over the two-year term of the agreement.  In consideration for entering into the Stock Purchase Agreement, concurrently with the execution of the agreement, we issued to Aspire Capital 3,500,000 shares of our common stock with a fair value of $700,000 as a commitment fee.  Upon execution of the Stock Purchase Agreement, Aspire Capital purchased 2,500,000 shares for $500,000.  In order to sell any additional shares under the Stock Purchase Agreement, we were required to have a registration statement covering the shares issued to Aspire Capital declared effective by the Securities and Exchange Commission (the “SEC”).  Such registration statement was declared effective by the SEC in June 2013.

Under the Stock Purchase Agreement there are two ways that we can elect to sell shares of common stock to Aspire Capital.  On any business day we can select: (1) through a regular purchase of up to 200,000 shares (but not to exceed $200,000) at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a volume-weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of (i) the closing sale price on the purchase date or (ii) 95% of the VWAP for such purchase date.  The Company can only require a VWAP purchase if the closing sale price for our Common Stock on the notice day for the VWAP purchase is higher than $0.50.  During the third and fourth quarters of fiscal year 2013 we sold an additional 2,880,000 shares of our common stock to Aspire Capital for approximately $592,000.

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

On May 29, 2013, the Company offered the holders of the warrants issued in our February 2011 private placement, exercisable at a purchase price of $0.178 per share, the opportunity to exercise the warrants at a reduced exercise price of $0.16 per share (payable in cash) during the period ended July 15, 2013.   In connection therewith, our Chairman, our Chief Financial Officer and director, and one other director of the Company exercised warrants to purchase 2,380,000 shares of our Common Stock and we received gross proceeds of approximately $381,000.  Utilizing the Black-Scholes option-pricing model, the Company determined that the aggregate incremental fair value of the repriced warrants was immaterial and no discount charge was recorded.   In addition, we issued 547,493 shares of our common stock upon the exercise, on a “cashless” basis, of warrants to purchase 1,400,000 shares at a purchase price of $0.178 per share.

In November 2013, we received gross proceeds of $3,500,000 from the issuance of a 6% Convertible Debenture due November 11, 2016, to a single institutional investor.  The November 2013 debenture pays interest annually and is convertible into shares of our common stock at a conversion price of $0.1892 per share on or before November 11, 2016.  The embedded conversion feature has certain anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $0.1419 per share.  In conjunction with the issuance of the November 2013 debentures, we issued warrants to purchase 9,249,472 shares of our common stock.  Each November 2013 warrant grants the holder the right to purchase one share of our common stock at the purchase price of $0.3784 per share on or before November 11, 2016.  We also agreed to register the common stock issuable upon conversion of the November 2013 debentures and exercise of the November 2013 warrants.  The November 2013 warrants may be exercised on a cashless basis only if there is not an effective registration statement covering such shares at the time the warrants are exercised.

Based on currently available information, we believe that our existing cash and cash equivalents together with expected cash flows from patent licensing and enforcement, the sale of our common stock under the Stock Purchase Agreement with Aspire Capital Fund LLC (described in Item 5 above – “Recent Sales of Unregistered Securities”), the gross proceeds of $3,500,000 received from the private placement in November 2013 of a 6% Convertible Debenture (also described in Item 5 below – “Recent Sales of Unregistered Securities”), and other potential sources of cash flow will be sufficient to enable us to continue our patent licensing and enforcement activities for at least 12 months. However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or securities convertible into or exercisable for equity securities could result in dilution to our stockholders.  We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  We can also give no assurance that we will have sufficient funds to repay our outstanding indebtedness. If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2013:

	Payments Due by Period
	Less than 1 year
		1-3 years	3-5 years	After 5 years
Contractual Obligations					Total

Non-cancelable Operating Leases	$228,000	$19,000	$-	$-	$247,000

Convertible Debentures due 2015	-	1,440,000	-	-
					1,440,000
Secured Loan Obligation to Mars Overseas	-	5,000,000	-	-	5,000,000

Total Contractual Cash Obligations	$228,000	$6,459,000	$-	$-	$6,687,000

Off-Balance Sheet Arrangements

We have no variable interest entities or other off-balance sheet obligation arrangements.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly.

We believe that, of the significant accounting policies discussed in Note 2  to our notes to consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•         Revenue recognition;

•         Investment Securities;

•         Stock-Based Compensation; and

•         Convertible Debentures

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Patent Monetization and Patent Assertion

In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted are perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, and when all other revenue recognition criteria have been met.

Display Technology Development and License Fees

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting. Under the AUO License Agreements, we received initial development and license fees of $3 million, of aggregate development and license fees of up to $10 million.  The additional $7 million in development and license fees were payable upon completion of certain conditions for the respective technologies.  We have determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology. Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial development and license fees over the estimated periods that we expected to complete the conditions for the respective technologies. We have not recognized any portion of the $7 million of additional development and license fees as either deferred revenue or revenue as it is considered contingent revenue.  The AUO License Agreements also provided for the basis for royalty payments on future production, if any, by AUO to CopyTele, which we have determined represent separate units of accounting.  We have not recognized any royalty income under the AUO License Agreements.

Prior to initiation of the AUO/E Ink Lawsuit, at each reporting period we assessed the progress in completing our performance obligations under the AUO License Agreements and recognized development and license fee revenue over the remaining estimated period that we expected to complete the conditions for the respective technologies.  Commencing in the fourth quarter of fiscal year 2012, revenue recognition under the AUO License Agreements was suspended pending resolution of the AUO/E Ink Lawsuit.  For more details on the AUO/E Ink Lawsuit, please see Note 8, “Commitments and Contingencies – Litigation Matters” herein.

During the fiscal years ended October 31, 2013 and 2012 we recognized approximately $-0- and $940,000, respectively, of development and license fee revenue from AUO.  Development and license fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of October 31, 2013) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheet.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment. In evaluating our investment in Videocon GDR’s at October 31, 2013, we determined that based on both the duration and continuing magnitude of the market price decline compared to the carrying cost basis of approximately $5,382,000, and the uncertainty of its recovery we recorded a write-down of the investment of approximately of $1,185,000 and established a new cost basis of approximately $4,197,000.  During fiscal year 2012 we discontinued utilizing Volga, for contract research and development work.  In evaluating our investment in Volga-Svet, Ltd., (“Volga”), a Russian company, at October 31, 2012, we determined that the discontinuation of funding from CTI and lack of available financial information from Volga has impaired the value of our investment in Volga.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $2,693,000 and $615,000 during the years ended October 31, 2013 and 2012, respectively. We account for stock options granted to consultants using the accounting guidance under ASC 505-50. We recognized stock-based compensation expense for stock options granted to non-employee consultants during the years ended October 31, 2013 and 2012, of approximately $1,105,000 and $110,000, respectively. See Note 2 to the consolidated financial statements for additional information.

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively. We recorded stock-based compensation expense for the years ended October31, 2013 and 2012, of approximately $-0- and $927,000, respectively, for the shares of common stock issued to employees.  n addition, we recorded consulting expense for the years ended October 31, 2013 and 2012 of approximately $305,000 and $76,000, respectively, for the shares of common stock issued to consultants.

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

            The conversion feature of the convertible debenture issued on January 25, 2013 qualified as an embedded derivative instrument and was bifurcated from the host convertible debenture. Accordingly, this instrument has been classified as a derivative liability in the accompanying condensed consolidated balance sheet as of October 31, 2013. Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

Effect of Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This amendment defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. ASU 2011-12 is effective at the same time as Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU 2011-12 is deferring. ASUs 2011-12 and 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted ASUs 2011-05 and 2011-12 on November 1, 2012.  The adoption of these new disclosure requirements did not have a material impact on our disclosures or consolidated financial statements.

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

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

At October 31, 2013, our investment in Videocon GDRs is recorded at fair value of approximately $4,197,000 and has exposure to additional price risk.  The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to market risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of October 31, 2013, amounts to approximately $420,000.

Item 8.             Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9.             Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act.  Based upon that evaluation, our President and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2013.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2013.  In making this assessment our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2013.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K.  Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2013 has not been audited by our auditors, Haskell & White LLP, or any other independent registered accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.          Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

(a)        Our Directors and Executive Officers

The following table sets forth certain information with respect to all of our directors and executive officers:

Name	Position with the Company and Principal Occupation	Age	Director and/or Executive Officer Since
Lewis H. Titterton Jr.	Chairman of the Board	69	2010
Robert A. Berman	Director, President and Chief Executive Officer	50	2012
Henry P. Herms	Director, Chief Financial Officer and Vice President – Finance	68	2000
Dr. Amit Kumar	Director, Strategic Advisor	49	2012
Bruce F. Johnson	Director	71	2012
Kent B. Williams	Director	64	2012
John Roop	Senior Vice President – Engineering	64	2012

We believe that our Board represents a desirable mix of backgrounds, skills, and experiences. The principal occupation and business experience during the last five years for our executive officers and directors and some of the specific experiences, qualifications, attributes or skills that led to the conclusion that each person should serve as one of our directors in light of our business and structure is as follows:

Lewis H. Titterton, 68, Chairman of the Board. Mr. Titterton has served as a director since August 2010. Mr. Titterton is also currently Chairman of the Board of NYMED, Inc., a diversified health services company.  His background is in high technology with an emphasis on health care and he has been with NYMED, Inc. since 1989.  Mr. Titterton founded MedE America, Inc. in 1986 and was Chief Executive Officer of Management and Planning Services, Inc. from 1978 to 1986.  Mr. Titterton also served as one of our Directors from July 1999 to January 2003.  He holds a M.B.A. from the State University of New York at Albany, and a B.A. degree from Cornell University.  Mr. Titterton has been involved with our Company as a director or investor for over 20 years. Mr. Titterton also has substantial experience with advising on the strategic development of technology companies and over forty years of experience in various aspects of the technology industry.

            Robert A. Berman, 50, Director, President and Chief Executive Officer. Mr. Berman has served as our President and Chief Executive Officer since September 19, 2012 and was elected to our Board on November 30, 2012. Mr. Berman has experience in a broad variety of areas including finance, acquisitions, marketing, and the development, licensing, and monetization of intellectual property.  He was recently the CEO of IP Dispute Resolution Corporation, a consulting company focused on patent monetization, from March 2007 to September 2012. Prior to IPDR, Mr. Berman was the Chief Operating Officer and General Counsel of Acacia Research Corporation from 2000 to March 2007.   Mr. Berman holds a J.D from the Northwestern University School of Law and a B.S. in Entrepreneurial Management from the Wharton School of the University of Pennsylvania.  Mr. Berman has experience in development, licensing, and monetization of intellectual property as well a broad variety of other areas including finance, acquisitions, and marketing, and has served as an officer of another publicly traded patent monetization company.

Robert P. Herms, 68, Director, Chief Financial Officer and Vice President – Finance. Mr. Herms has served as our Chief Financial Officer and Vice President – Finance since November 2000 and as one of our Directors since August 2001. Mr. Herms was also our Chief Financial Officer from 1982 to 1987. He is also a former audit manager and CPA with the firm of Arthur Andersen LLP. He holds a B.B.A. degree from Adelphi University. Mr. Herms has a deep understanding of the financial aspects of our business. He also has substantial experience as a public accountant, which is important to the Board’s ability to review our consolidated financial statements, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Dr. Amit Kumar, 49, Director, Strategic Advisor. Dr. Kumar has served on our Board since November 30, 2012 and has been a strategic advisor to the Company since September 19, 2012.  Dr. Kumar has been CEO of Geo Fossil Fuels LLC, an energy company, since December 2010.  From September 2001 to June 2010, Dr. Kumar was President and CEO of CombiMatrix Corporation, a Nasdaq listed biotechnology company and also served as director from September 2000 to June 2012.  Dr. Kumar was Vice President of Life Sciences of Acacia Research Corp., a publicly traded patent monetization company, from July 2000 to August 2007 and also served as a director from January 2003 to August 2007.   Dr. Kumar has served as Chairman of the board of directors of Ascent Solar Technologies, Inc., a publicly-held solar energy company, since June 2007, and as a director of Aeolus Pharmaceuticals, Inc. since June 2004.  Dr. Kumar holds an A.B. in Chemistry from Occidental College and Ph.D. from Caltech. Dr. Kumar has experience in development, licensing, and monetization of intellectual property as well as a broad variety of other areas including finance, acquisitions, R&D, and marketing, and has served as a director and officer of another publicly traded patent monetization company.

Bruce F. Johnson, 71, Director. Mr. Johnson has served on our Board since August 29, 2012.  Mr. Johnson has been a commodity trader on the Chicago Mercantile Exchange for over 40 years. He has served as a member of the board of directors of CME Group Inc. since 1998. He had previously served as President, Director and part-owner of Packers Trading Company, a former futures commission merchant/clearing firm at the CME from 1969 to 2003. He also serves on the board of directors of the Chicago Crime Commission. Mr. Johnson holds a B.S. in Marketing from Bradley University and a J.D. from John Marshall Law School.  Mr. Johnson has been involved with the Company as an investor for over 10 years and has over 30 years’ experience in the capital markets as a result of his investment background.

Kent B. Williams, 64, Director. Mr. Williams has served on our Board since August 21, 2012.  He has the managing member of Vista Asset Management LLC, an investment advisory firm, since 2002. He has more than 40 years’ experience in the capital markets, including positions with U.S. Trust, Wood Island Associates and Merrill Lynch. In 2011, he also founded VIA Motors, a clean tech, plug-in electric vehicle company. He is a member of the CFA Institute and the CFA Society of San Francisco and received his M.B.A. from St Mary’s College of California and a B.A. from the University of California at Berkeley.  Mr. Williams has been involved with the Company as an investor for over 13 years and has over 40 years’ experience in the capital markets.

John Roop, 64, Senior Vice President, Engineering. Mr. Roop has served as our Senior Vice President – Engineering since September 19, 2012.  Mr. Roop has 18 years of experience analyzing and evaluating patents for acquisition and licensing, and over 20 years of experience as a Silicon Valley design engineer and engineering executive.  From June 2008 until September 2012, he was a technology consultant and expert witness. Prior thereto, he was Senior Vice President of Engineering at Acacia Research from November 2002 until June 2008 and was instrumental in developing Acacia's patent acquisition operations. Previously, Mr. Roop was a co-founder and Senior Vice President of Engineering at StarSight Telecast, a pioneering developer of electronic program guides, and Vice President of Engineering at VSAT Systems, Inc., a satellite telecommunications systems developer.  Mr. Roop holds a B.S.E.E degree in Electrical Engineering from University of California, Berkeley.

Except for Dr. Kumar and Mr. Johnson, none of our current directors or executive officers has served as a director of another public company within the past five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.  Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2013.

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

Nomination Procedures

There were no changes to the procedures by which security holders may recommend nominations to our Board of Directors during our fiscal year 2013.

Audit Committee and Audit Committee Financial Expert

The Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  We do not have a separately-designated standing Audit Committee.  The functions of the Audit Committee have been assumed by our full Board.  The Commission’s rules do not require us to have an audit committee financial expert, and our Board has determined that it possesses sufficient financial expertise to effectively discharge its obligations.

Item 11.          Executive Compensation.

Compensation Discussion and Analysis

The following discusses our executive compensation philosophy, decisions and practices for fiscal year 2013.  As a small company with only 7 employees and a small management team, we have implemented a simple and modest compensation structure based on our overall goal to ensure that the total compensation paid to our executives is fair, reasonable and competitive.  Our Board deems such a simple, less formula-based compensation structure advisable and consistent with the Company’s overall compensation objectives and philosophies.  Accordingly, the method of compensation decision-making actually employed by the Company does not lend itself to extensive analytical and quantitative analysis, but rather is based on the business judgment of the Company’s Chief Executive Officer and our Board as described in more detail below.

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

Role of our Board of Directors

Our Board is primarily responsible for determining executive compensation and employee benefit plans for fiscal year 2013.  Our Board evaluates the performance of our Chief Executive Officer directly.  The Chief Executive Officer is not present during the Board’s deliberations as to his compensation.

With respect to senior management other than the Chief Executive Officer, Mr. Berman, our current Chief Executive Officer, participates in the decision-making by making recommendations to the Board. After informal discussion regarding such recommendations, the Board of Directors vote on any recommended compensation changes.  Our Board do not utilize any particular formula in determining any compensation changes but instead exercises its business judgment in view of our overall compensation philosophy and objectives.

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

Base Salary

In setting salaries for fiscal year 2013, the Board considered several factors to help evaluate the reasonableness and competitiveness of the Company’s base salaries.  The Board initially determines base salary for each executive based on the executive’s salary for the prior fiscal year.  In light of our transition to a company whose primary business is Patent Monetization and Patent Assertion, in considering the base salary for our new management team, we considered (a) the executive’s role in such transition, (b) his level of job responsibilities, (c) the executive’s experience and tenure with other companies in that business, (d) the executive’s performance in helping in the (x)  monetization and assertion of the Company’s existing patent portfolios, and (y) acquisition of patents and patent enforcement rights from third parties.  The Board give no specific weight to any of the above factors so it is not possible to provide a complete qualitative and quantitative discussion linking the Company’s compensation objectives and policies with the actual salaries paid to our executives.

Because the market for talented executives is extremely competitive, the Board also considers, from time to time, the form and amount of compensation paid to executives of other companies, compiled from publicly available information.  While the Company takes into account competitive market data, it does not target a specific benchmark for compensation from the other companies whose compensation it reviews.  To maintain flexibility, the Company also does not target base salary at any particular percent of total compensation.  While the Board can engage compensation consultants to assist with this task, the Board did not retain any third party consultants or engaged in any formal comparison of compensation of the Company to compensation at other companies during fiscal year 2013.    Individual base salaries are reviewed annually.

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

In general, we grant stock options under stock equity incentive plans to directors, officers, and other employees upon commencement of their employment with us and periodically thereafter.  We generally grant stock options at regularly scheduled Board meetings.  The option awards are granted at an exercise price equal to the closing price of common stock on the grant date (the date the grant is approved.)  Options for directors and officers generally vest on the date of grant or after a period ranging from 3 months to 3 years following the grant date, provided the directors or officers remain employed on the vesting date, so that such compensation is at risk of forfeiture based on the directors or officers’ continued service with us.

As with other elements of executive compensation, the determination of stock options granted were not based on complex or extensive quantitative or qualitative factors that lend themselves to substantive disclosure. Instead, the awards granted in fiscal year 2013 were based primarily on the business judgment of the Board.

The stock equity incentive plans also provide for the award of restricted stock, although such awards have not been used in any material respect.  No restricted stock was awarded during fiscal year 2013.

Shareholder Advisory Vote

At our Annual Meeting of Stockholders on October 22, 2013, our stockholders approved, on a non-binding basis, the compensation of our named executive officers.  Our stockholders also approved, on a non-binding basis, the frequency for the advisory vote to approve compensation of our named executive officers to be every three years.

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

Policy on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers named in the proxy statement, unless certain requirements are met.  To maintain flexibility in compensating executive officers in a manner designed to aid in retention and promote varying corporate performance objectives, the Board has not adopted a policy of meeting the Section 162(m) requirements.

Compensation Committee Interlocks and Insider Participation

As disclosed above, the Board is primarily responsible for overseeing our compensation and employee benefit plans and practices.  We do not have a compensation committee or other Board committee that performs equivalent functions. During the last fiscal year, no officer or employee of the Company (other than officers who are also directors of the Company), nor any former officer of the Company, participated in deliberations of the Company’s Board concerning executive compensation.

Executive Compensation

The following table sets forth certain information for fiscal year ended October 31, 2013, with respect to compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Engineering (the “Named Executive Officers”).  No other executive officer received total compensation in excess of $100,000 during fiscal year 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total Compensation ($)
Robert A. Berman (1) Chief Executive Officer and Director	2013 2012	$290,000 $ 32,223	$ 50,000 $ -	$ - $2,882,667	$ - $ -	$ 340,000 $2,914,890
Henry P. Herms Chief Financial Officer, Vice President- Finance and Director	2013 2012 2011	$150,000 $150,000 $129,167	$ - $ - $ 12,500	$ - $ 69,219 $ 29,893	$ 16,665 $ 15,033 $ 18,508	$ 166,665 $ 234,252 $ 190,068
John Roop (1) Senior Vice President of Engineering	2013 2012	$225,000 $ 25,000	$ 50,000 $ -	$ - $1,441,333	$ - $ -	$ 275,000 $1,466,333

(1)   A portion of Robert A. Berman’s and John Roop’s salary and bonus, which has been earned and accrued, has been deferred.

(2)   Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal years ended October 31, 2013, 2012 and 2011 for each Named Executive Officer in accordance with ASC 718 and also reflects the repricing of certain options on September 5, 2012. A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2013, included elsewhere in this Annual Report on Form 10-K.

(3)   Amounts in the All Other Compensation column reflect, for each Named Executive Officer, the sum of the incremental cost to us of all perquisites and personal benefits, which consisted solely of auto allowance and related expenses for fiscal years ended October 31, 2013, 2012 and 2011.

Employment and Consulting Agreements

            Employment Agreement with Robert Berman

            On September 19, 2012, the Company entered into an Employment Agreement with Mr. Berman (the “Berman Agreement”) to serve as President and Chief Executive Officer of the Company.  Pursuant to the Berman Agreement, Mr. Berman was to receive an annual base salary of $290,000, provided, however that payment of his salary was to be deferred until the Cash Milestone (as described below) was achieved.  In February 2013, the Board elected to commence paying Mr. Berman his salary effective February 1, 2013, but his deferred salary, which has been earned and accrued, has not yet been paid.  In August 2013, the Cash Milestone was achieved.

            In addition to his base salary, Mr. Berman was entitled to a cash bonus of $50,000, if the Company generates aggregate cash payments in excess of a specified amount (the “Cash Milestone”) prior to September 19, 2013.  The Cash Milestone bonus, which has been earned and accrued, has not yet been paid.  Mr. Berman was also entitled to two additional cash bonuses of $50,000 if the average trading price of the Company’s common stock exceeds two separate price targets (the “Stock Price Targets”) prior to September 19, 2013, which Stock Price Targets were not achieved prior to September 19, 2013.

The Company also granted Mr. Berman options to purchase 16,000,000 shares of the Company’s common stock, with an exercise price equal $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board). Half of the options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the Berman Agreement is terminated or constructively terminated by the Company without cause (as defined below), an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable. The balance of the options vest in three equal installments upon achievement of the Cash Milestone (which Cash Milestone has been achieved) and the Stock Price Targets (without regard to the 12 month period). The vesting conditions of the Stock Price Target options have been amended as described below. The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan (as defined below).

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

Employment Agreement with John Roop

On September 19, 2012, the Company entered into an Employment Agreement with Mr. Roop (the “Roop Agreement”) to serve as Senior Vice President of Engineering of the Company.  Pursuant to the Roop Agreement, Mr. Roop was to receive an annual base salary of $225,000, provided, however that payment of his salary was to be deferred until the Cash Milestone (as described below) was achieved.  In February 2013, the Board elected to commence paying Mr. Roop his salary effective February 1, 2013, but his deferred salary, which has been earned and accrued, has not yet been paid.  In August 2013, the Cash Milestone was achieved.

In addition to his base salary, Mr. Roop was entitled to a cash bonus of $50,000, if the Company generates aggregate cash payments in excess of a specified amount (the “Cash Milestone”) prior to September 19, 2013.  The Cash Milestone bonus, which has been earned and accrued, has not yet been paid.  Mr. Roop was also entitled to two additional cash bonuses of $50,000 if the average trading price of the Company’s common stock exceeds two separate price targets (the “Stock Price Targets”) prior to September 19, 2013, which Stock Price Targets were not achieved prior to September 19, 2013.

The Company also granted Mr. Roop options to purchase 8,000,000 shares of the Company’s common stock, with an exercise price equal $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board).  Half of the options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the Roop Agreement is terminated or constructively terminated by the Company without cause (as defined below), an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the options vest in three equal installments upon achievement of the Cash Milestone (which Cash Milestone has been achieved) and the Stock Price Targets (without regard to the 12 month period).  The vesting conditions of the Stock Price Target options have been amended as described below.  The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan (as defined below).

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

Consulting Agreement with Amit Kumar

On September 19, 2012, the Company entered into a Consulting Agreement with Dr. Amit Kumar (the “Kumar Agreement”) pursuant to which Dr. Kumar agreed to provide business consulting services for an annual consulting fee of $120,000, provided, however that payment of the consulting fee was to be deferred until the Cash Milestone was achieved.  In February 2013, the Board elected to commence paying Dr. Kumar his consulting fee effective February 1, 2013, but his deferred consulting fee, which has been earned and accrued, has not yet been paid.  In August 2013, the Cash Milestone was achieved.

In addition to his consulting fee, Dr. Kumar was entitled to a cash bonus of $50,000, if the Company generates aggregate cash payments in excess of a specified amount (the “Cash Milestone”) prior to September 19, 2013.  The Cash Milestone bonus, which has been earned and accrued, has not yet been paid.  Dr. Kumar was also entitled to two additional cash bonuses of $50,000 if the average trading price of the Company’s common stock exceeds two separate price targets (the “Stock Price Targets”) prior to September 19, 2013, which Stock Price Targets were not achieved prior to September 19, 2013.

The Company also granted Dr. Kumar options to purchase 16,000,000 shares of the Company’s common stock, with an exercise price equal $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board).  Half of the options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the Kumar Agreement is terminated or constructively terminated by the Company without cause (as defined below), an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the options vest in three equal installments upon achievement of the Cash Milestone (which Cash Milestone has been achieved) and the Stock Price Targets (without regard to the 12 month period).  The vesting conditions of the Stock Price Target options have been amended as described below.  The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan (as defined below).

If Dr. Kumar’s services are terminated by the Company or he terminates his services for any reason or no reason, the Company shall be obligated to pay to Dr. Kumar only any earned compensation and/or bonus due under the Kumar Agreement and any unpaid reasonable and necessary expenses, due to him through the date of termination.  All such payments shall be made in a lump sum immediately following termination.

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

Amendment to Employment, Consulting and Stock Option Agreements

Robert A. Berman’s, John Roop’s and Dr. Amit Kumar’s employment and consulting agreements include the grant of certain stock options.  On November 8, 2013, in light of the cost and expense of valuing the unvested portion of the options on a quarterly basis for financial reporting purposes, the Board approved an amendment to the Stock Price Target stock options awarded on September 19, 2012 (the “Option Awards”) to Messrs. Berman, Roop and Dr. Kumar.  The amendment modifies the Option Awards’ vesting conditions to provide that the unvested portion of the stock options will vest in 23 consecutive monthly installments, commencing on November 30, 2013 through September 30, 2015.  Prior to the amendment, the Option Awards had provided that the stock options would vest if certain milestone targets were met.  All the other terms and conditions of the Option Awards remain unchanged.

Stock Options

The following table sets forth certain information with respect to unexercised stock options held by the Named Executive Officers outstanding on October 31, 2013:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un -Exercisable	Option Exercise Price ($)	Option Expiration Date
Robert A. Berman	2,888,894(1) 2,666,667(2) –	5,111,106(1) 5,333,333(3)	$0.2175 $0.2175 $0.2175	9/19/2022 9/19/2022 9/19/2022
Henry P. Herms	5,000 45,000 70,000 100,000 100,000 50,000 50,000 75,000 100,000 100,000 108,341(4)	191,659(4)	$0.145 $0.810 $0.145 $0.650 $0.520 $0.145 $0.700 $0.145 $0.145 $0.370 $0.235	5/10/2014 5/10/2014 10/25/2014 2/17/2015 10/30/2015 5/31/2016 11/20/2016 11/11/2017 10/7/2019 6/01/2021 9/19/2022
John Roop	1,444,447(5) 1,333,334(6) –	2,555,553(5) 2,666,666(7)	$0.2175 $0.2175 $0.2175	9/19/2022 9/19/2022 9/19/2022

(1)        Options vest and became exercisable in 36 consecutive monthly installments, beginning October 31, 2012 and continuing through September 30, 2015.

(2)        Options vested upon achievement of the Cash Milestone.

(3)        Options were to vest in two equal installments upon achievement of the Stock Price Targets.  On November 8, 2013, the vesting conditions were modified by the Board to provide that the unvested portion of the stock options will vest in 23 consecutive monthly installments, commencing on November 30, 2013 through September 30, 2015.

(4)        Options vest and became exercisable in 36 consecutive monthly installments, beginning October 31, 2012 and continuing through September 30, 2015.

(5)        Options vest and became exercisable in 36 consecutive monthly installments, beginning October 31, 2012 and continuing through September 30, 2015.

(6)        Options vested upon achievement of the Cash Milestone.

(7)        Options were to vest in two equal installments upon achievement of the Stock Price Targets.  On November 8, 2013, the vesting conditions were modified by the Board to provide that the unvested portion of the stock options will vest in 23 consecutive monthly installments, commencing on November 30, 2013 through September 30, 2015.

There were no grants of stock options to the Named Executive Officers during fiscal year 2013.

There were no stock options exercised during fiscal year 2013 by Named Executive Officers.

Potential Payments upon Termination or Change in Control

            Robert A. Berman

            As more fully described in “Employment Agreement with Robert Berman,” if Mr. Berman is terminated without cause, an additional 12 months of vesting of his options will be accelerated and such accelerated options will become immediately exercisable.  The intrinsic value of such options would be $-0-, which was calculated by multiplying (a) 2,666,664 options (being the number of options granted to him on September 19, 2012 that would be accelerated) (b) an amount equal to the excess of the (x) our closing share price on October 31, 2013 of $0.195 and (y) the options’ exercise price of $0.2175 per share.

            In addition to the acceleration of the options, if Mr. Berman’s employment is terminated by the Company or he terminates his employment for any reason or no reason, the Company shall be obligated to pay to Mr. Berman only any earned compensation and/or bonus due under the Berman Agreement, any unpaid reasonable and necessary expenses, and any accrued and unpaid benefits due to him in accordance with the terms and conditions of the Company’s benefit plans and policies including any accrued but unpaid vacation up to the cap of 20 days through the date of termination (which accrued and unpaid benefits would have a maximum value of $23,077).

John Roop

            As more fully described in “Employment Agreement with John Roop,” if Mr. Roop is terminated without cause, an additional 12 months of vesting of his options will be accelerated and such accelerated options will become immediately exercisable.  The intrinsic value of such options would be $-0-, which was calculated by multiplying (a) 1,333,332 options (being the number of options granted to him on September 19, 2012 that would be accelerated options by (b) an amount equal to the excess of the (x) our closing share price on October 31, 2013 of $0.195 and (y) the options’ exercise price of $0.2175 per share.

In addition to the acceleration of the options, if Mr. Roop’s employment is terminated by the Company or he terminates his employment for any reason or no reason, the Company shall be obligated to pay to Mr. Roop only any earned compensation and/or bonus due under the Roop Agreement, any unpaid reasonable and necessary expenses, and any accrued and unpaid benefits due to him in accordance with the terms and conditions of the Company’s benefit plans and policies including any accrued but unpaid vacation up to the cap of 20 days through the date of termination (which accrued and unpaid benefits would have a maximum value of $ 17,654)

            Henry P. Herms

            Mr. Herms’ outstanding unvested stock option awards granted under the 2010 Share Incentive Plan would immediately vest and become exercisable upon a change in control as defined below.  The intrinsic value of Mr. Herms’ outstanding options would be $-0-, which was calculated by multiplying (a) 191,659 options (being the unvested portion of options granted to him on September 19, 2012 that he held on October 31, 2013) by (b) an amount equal to the excess of the (x) our closing share price on October 31, 2013 of $0.195 and (y) the options’ exercise price of $0.235 per share.

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

Director’s Compensation

There is no present arrangement for cash compensation of directors for services in that capacity.  Under the CopyTele, Inc. 2010 Share Incentive Plan (the “2010 Share Incentive Plan”), each non-employee director was entitled to receive nonqualified stock options to purchase 60,000 shares of common stock upon their election to the Board and 60,000 shares of common stock at the time of each annual meeting of our stockholders at which they are elected to the Board.  Accordingly, each of Messrs. Lewis H. Titterton Jr., Bruce F. Johnson and Kent B. Williams received such an award upon re-election to our Board at our 2012 annual meeting of stockholders on November 30, 2012.  In addition, the Board awarded Mr. Williams an option to purchase 1,000,000 shares of common stock on November 30, 2012 in recognition of his efforts to identify and bring on the new management team and on February 15, 2013, the Board approved a grant to Mr. Titterton Jr. of a stock option to purchase 1,000,000 shares of Company common stock in compensation for his service as Chairman of the Board.

On March 28, 2013, the Board approved an increase in the annual stock option grant to non-employee directors and granted Messrs. Titterton Jr., Johnson and Williams non-qualified stock options to purchase 400,000, 300,000 and 300,000 shares of our common stock, respectively. These stock options (i) vested in four equal installments on March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, (ii) will terminate on December 31, 2022 and (iii) have an exercise price of $0.195.

Consistent with the non-employee director compensation approved on March 28, 2013 for calendar year 2013, on November 8, 2013, the Board approved an amendment to the 2010 Share Incentive Plan to provide that on January 1st of each year commencing on January 1, 2014, each non-employee director (a “Director Participant”) of the Company at that time shall automatically be granted a 10 year nonqualified stock option to purchase 300,000 shares of Common Stock (or 400,000 in the case of the Chairman of the Board to the extent he qualifies as a Director Participant), with an exercise price equal to the closing price on the date of grant, that will vest in four equal quarterly installments in the year of grant.  In addition, each person who is a Director Participant and joins the Board of Directors after January 1 of any year, shall be granted on the date such person joins the Board of Directors a nonqualified stock option to purchase 300,000 shares of Common Stock (or 400,000 in the case of the Chairman of the Board) pro-rated based upon the number of calendar quarters remaining in the calendar year in which such person joins the Board (rounded up for partial quarters).

Our employee directors, Robert A. Berman and Henry P. Herms, did not receive any additional compensation for services provided as a director during fiscal year 2013.  The following table sets forth compensation of Messrs. Titterton, Johnson and Williams, our non-employee directors for fiscal year 2013:

DIRECTORS COMPENSATION
Name	Option Awards ($) (1)	Bonus ($)	All Other Compensation ($)
Lewis H. Titterton Jr.	$268,572	-	-
Bruce F. Johnson	$ 56,562	-	-
Kent B. Williams	$230,562	-	-

(1)   Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal year ended October 31, 2013, in accordance with ASC 718.    A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2013, included elsewhere in this Annual Report on Form 10-K.  At October 31, 2013, Messrs. Titterton Jr., Johnson and Williams held unexercised stock options to purchase 2,210,000, 420,000 and 2,170,000 shares respectively, of our common stock.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to our common stock beneficially owned as of January 10, 2014 (or exercisable within 60 days) by (a) each person who is known by our management to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and (c) all directors and executive officers as a group:

	Amount and Nature of Beneficial
Name and Address of Beneficial Owner	Ownership (1)(2)(3)(4)(5)	Percent of Class (6)
Mars Overseas Limited (7)	20,000,000	9.50%
P.O. Box 309, GI Ugland House
South Church Street, George Town
Grand Cayman, Cayman Island
Lewis H. Titterton Jr.	11,670,691	5.50%
900 Walt Whitman Road
Melville, NY 11747
Robert A. Berman	7,972,221	3.65%
900 Walt Whitman Road
Melville, NY 11747
Dr. Amit Kumar	8,548,323	3.91%
900 Walt Whitman Road
Melville, NY 11747
Bruce F. Johnson	7,936,428	3.75%
900 Walt Whitman Road
Melville, NY 11747
Kent B. Williams	2,060,577	*
900 Walt Whitman Road
Melville, NY 11747
Henry P. Herms	1,360,632	*
900 Walt Whitman Road
Melville, NY 11747
John A. Roop	3,727,660	1.74%
900 Walt Whitman Road
Melville, NY 11747
All Directors and Executive Officers as a Group (7 persons)	43,276,532	18.31%

* Less than 1%.

(1)        A beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security or has the right to obtain such voting power and/or investment power within sixty (60) days.  Except as otherwise noted, each designated beneficial owner in this Annual Report on Form 10-K has sole voting power and investment power with respect to the shares of Common Stock beneficially owned by such person.

(2)        Includes 309,999 shares, 83,334 shares, 83,334 shares, 120,000 shares, 120,000 shares, 882,507 shares, 41,667 shares and 1,640,841 shares which Lewis H. Titterton Jr., Robert A. Berman, Dr. Amit Kumar, Kent B. Williams, Bruce F. Johnson, Henry P. Herms, John Roop and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 2003 Share Incentive Plan and/or the 2010 Share Incentive Plan.

(3)        Includes 99,540 shares indirectly owned through the Vista Asset Management 401(k) plan, of which Kent B. Williams and his wife are the sole trustees, 47,700 shares owned by Mr. Williams’ wife and 215,460 shares indirectly owned by Mr. Williams’ wife through the Vista Asset Management 401(k) plan.  Mr. Williams disclaims beneficial ownership of the shares owned by his wife.

(4)        Includes 500,000 shares, 1,000,000 shares, 1,000,000 shares and 2,500,000 shares that Robert A. Berman, Dr. Amit Kumar, Bruce F. Johnson and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon conversion of debentures and exercise of warrants purchased by them in the private placement on January 25, 2013.

(5)        Includes 1,566,667 shares, 7,371,985 shares, 7,371,985 shares, 300,000 shares, 1,466,667 shares, 3,685,993 shares and 21,763,297 shares which Lewis H. Titterton Jr., Robert A. Berman, Dr. Amit Kumar, Bruce F. Johnson, Kent B. Williams, John Roop and all directors and executive officers as a group, respectively, respectively, have the right to acquire within 60 days pursuant to option agreements with the Company.

(6)        Based on 210,447,530 shares of Common Stock outstanding as of January 10, 2014.

(7)        The Company has relied solely on information provided in Amendment No. 1 to the Schedule 13G which Mars Overseas Limited (“Mars Overseas”) filed with the Securities and Exchange Commission on May 17, 2010.  As reported in the Schedule 13G/A, Mars Overseas is a joint venture controlled by six entities. The governing documents of Mars Overseas require majority voting of the six entities that are party to the joint venture with respect to the 20,000,000 CopyTele shares owned by Mars Overseas.  Four of these six entities are controlled by members of the Dhoot family, which include Messrs. Venugopal N. Dhoot, Rajkumar N. Dhoot and Pradipkumar N. Dhoot. The remaining two entities are publicly traded corporations outside of the United States, of which the above-mentioned members of the Dhoot family hold a significant percentage, although less than 50% of such publicly traded companies. Messrs. Venugopal N. Dhoot, Rajkumar N. Dhoot and Pradipkumar N. Dhoot all disclaim beneficial ownership in the shares held by Mars Overseas except to the extent of their pecuniary interest, and disclaim membership as a group.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information

The following is information as of October 31, 2013 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 2003 Share Incentive Plan and our 2010 Share Incentive Plan.  See Note 7 to Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans not approved by security holders (1)(2)(3)(4)(5)(6)(7)	63,122,845	$0.3429	1,075,020

(1)        On  April 23, 2003 the Board adopted the 2003 Share Incentive Plan.  Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2003 Share Incentive Plan.  The 2003 Share Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, performance awards and stock units (the “2003 Benefits”).  The maximum number of shares of common stock available for issuance under the 2003 Share Incentive Plan initially was 15,000,000 shares.  On October 8, 2004, February 9, 2006, August 22, 2007 and December 3, 2008, the 2003 Share Incentive Plan was amended by our Board to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,000 shares, 55,000,000 shares and 70,000,000 shares, respectively.  The 2003 Share Incentive Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010 by the Board, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board and since November 2012 by the Board, which determines the option price, term and provisions of the Benefits.  The 2003 Share Incentive Plan contains provisions for equitable adjustment of the 2003 Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, spinoff, combination of shares, exchange of shares, dividends in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company.  The 2003 Share Incentive Plan terminates with respect to additional grants on April 21, 2013.  The Board of Directors may amend, suspend or terminate the 2003 Share Incentive Plan at any time.

(2)        On July 14, 2010 the Board adopted the 2010 Share Incentive Plan.  Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2010 Share Incentive Plan.  The 2010 Share Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, and performance awards and stock units (the “2010 Benefits”).  The maximum number of shares of common stock available for issuance under the 2010 Share Incentive Plan was initially 15,000,000 shares.   On July 6, 2011 and August 29, 2012, the 2010 Share Incentive Plan was amended by our Board to increase the maximum number of shares of common stock that may be granted to 27,000,000 and 30,000,000 shares, respectively.  On November 8, 2013, the Board approved an amendment to provide that effective and following November 8, 2013, the maximum aggregate number of shares available for issuance will be 20,000,000 shares.  Additionally, commencing on the first business day in 2014 and on the first business day of each calendar year thereafter, the maximum aggregate number of shares available for issuance shall be replenished such that, as of such first business day, the maximum aggregate number of shares available for issuance shall be 20,000,000 shares. Current and future non-employees directors are automatically granted a 10 year nonqualified stock option to purchase 300,000 shares of Common Stock (or 400,000 in the case of the Chairman of the Board) on January 1st of each year that will vest in four equal quarterly installments.  The 2010 Share Incentive Plan was administered by the Stock Option Committee through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board and since November (1)       2012 by the Board of Directors, which determines the option price, term and provisions of each option.  The 2010 Share Incentive Plan terminates which respect to additional grants on July 14, 2020.  The Board may amend, suspend or terminate the 2010 Share Incentive Plan at any time.

(3)        On September 19, 2012, the Company granted to Messrs. Berman, Kumar and Roop options to purchase 16,000,000 shares, 16,000,000 shares, and 8,000,000 shares, respectively, of the Company’s common stock, with an exercise price equal $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board).   Half of the options granted to each of them vest in 36 equal monthly installments commencing on October 31, 2012, provided that if such person is terminated or constructively terminated by the Company without cause (as defined in the applicable employment or consulting agreement with the Company), an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the options vest in three equal installments if the Company generates aggregate cash payments in excess of a specified amount (the “Cash Milestone”), which Cash Milestone has been achieved, and if the average trading price of the Company’s common stock for a period of 15 trading days exceeds two separate price targets (the “Stock Price Targets”). On November 8, 2013, in light of the cost and expense of valuing the unvested portion of the options on a quarterly basis for financial reporting purposes, the Board approved an amendment to the Stock Price Target stock options modifying the vesting conditions to provide that the unvested portion of the stock options will vest in 23 consecutive monthly installments, commencing on November 30, 2013 through September 30, 2015.  The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

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

(5)        On November 30, 2012, the Board approved a grant to Kent B. Williams of a stock option to purchase 1,000,000 shares of Company common stock in compensation for his service in recruiting the Company’s new management team.  These options have an exercise price of $0.211 (the average of the high and low sales price on date of grant) and vest 333,334 shares upon grant and 333,333 shares in two annual installments commencing November 30, 2013.  The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

(6)        On February 15, 2013, the Board approved a grant to Lewis H. Titterton Jr. of a stock option to purchase 1,000,000 shares of Company common stock in compensation for his service as Chairman of the Board.  These stock options have an exercise price of $0.235 (the average of the high and low sales price on date of grant) and vest 333,334 shares upon grant and 333,333 shares in two annual installments commencing February 15, 2014.  The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

(7)        On March 28, 2013, the Board approved a grant to Lewis H. Titterton Jr., Bruce F. Johnson and Kent B. Williams of a stock option to purchase 400,000 shares, 300,000 shares and 300,000 shares, respectively, of Company common stock as additional compensation as outside directors.  Each of these stock options has an exercise price of $0.195 (the average of the high and low sales price on date of grant) and vest in four equal quarterly installments.   The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

As more fully disclosed in “Item 1. Business – Agreements Relating to Previous Business Operations,” Videocon and Mars Overseas are related persons under Item 404 of Regulation S-K due to Mars Overseas’ beneficial ownership of more than five percent (5%) of our outstanding Common Stock.  Under the terms of the Videocon License Agreement, we were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon.  As of October 31, 2013, we have received aggregate license fee payments from Videocon of $3.2 million and $7.8 million remains owed to us.  No license fee payments were received from Videocon during the fiscal years ended October 31, 2011 and 2012, and no additional license fee payments are anticipated.  We are not presently involved in development efforts with Videocon and it is not anticipated that such efforts will be resumed in the future.  We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

At the same time we entered into the Videocon License Agreement in November 2007, we also entered into a Share Subscription Agreement (the “Share Subscription Agreement”) with Mars Overseas.  Under the Share Subscription Agreement, Mars Overseas purchased 20,000,000 unregistered shares of our common stock (the “CopyTele Shares”) from us for an aggregate purchase price of $16,200,000.  Also in November 2007, our wholly-owned subsidiary, CopyTele International Ltd. (“CopyTele International”), entered into a GDR Purchase Agreement with Global EPC Ventures Limited (“Global”), for CopyTele International to purchase from Global 1,495,845 global depository receipts of Videocon (the “Videocon GDRs”) for an aggregate purchase price of $16,200,000.

For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.  The loan payable to Mars Overseas is solely a liability of CopyTele International without recourse to CopyTele, Inc., its parent company.  The loans are for a period of seven years, do not bear interest, and provide for customary events of default, which may result in forfeiture of the Securities by the defaulting party, and also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits in respect of the Securities.  We have entered into discussions with Videocon regarding the disposition of the Subscription Agreement, GDR Purchase Agreement, and Loan and Pledge Agreements. The outcome of these discussions and the disposition of the related assets and liabilities may have a material effect on our financial statements. We cannot presently estimate the timing or impact of any such resolution.

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

Related Person Transaction Approval Policy

While we have no written policy regarding approval of transactions between us and a related person, our Board, as matter of appropriate corporate governance, reviews and approves all such transactions, to the extent required by applicable rules and regulations.  Generally, management would present to the Board for approval at the next regularly scheduled Board meeting any related person transactions proposed to be entered into by us.  The Board may approve the transaction if it is deemed to be in the best interests of our stockholders and the Company.

Director Independence

Our Board oversees the activities of our management in the handling of the business and affairs of our company.  We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which require that our be Board comprised of a majority of “independent” directors.  Notwithstanding, Bruce F. Johnson and Kent B. William  currently meet the definition of “independent” as promulgated by the NASDAQ Marketplace Rules (the “NASDAQ Rules”).  The Board of Directors does not have separately designated audit, nominating or compensation committees, and Mr. Titterton would not be independent under audit committee independence NASDAQ Rules due to his service as our interim Chief Executive Officer and his participation in the preparation of the Company’s financial statements for the quarter ended July 31, 2012. Our directors, Robert A. Berman, Amit Kumar and Henry Herms, are employees of, or consultants to, the Company and as such do not qualify as “independent” directors.

Item 14.          Principal Accounting Audit Fees and Services.

 The following table describes fees for professional audit services rendered and billed by Haskell & White LLP, our present independent registered public accounting firm and principal accountant, from May 2013 through October 31, 2013, for the audit of our fiscal year 2013 consolidated financial statements, the re-audit of our fiscal year 2012 consolidated financial statements and for other services during the fiscal year 2013 and KPMG LLP, from November 1, 2011 through May 2013, for the audit of our consolidated financial statements and for other services during fiscal 2013 and 2012.

Type of Fee	2013	2012

Audit Fees (1)	$400,330	$270,000
Audit Related Fees (2)	79,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$478,330	$270,000

(1)   Audit fees for fiscal year 2013 represent fees billed for services rendered during fiscal 2013 by Haskell & White LLP and KPMG LLP of $109,330 and $291,000, respectively, for the audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q, including Haskell & White LLP’s re-audit of our fiscal year 2012 consolidated financial statements.

(2)    Audit related fees for fiscal year 2013 represent fees billed for services rendered during fiscal 2013 by KPMG LLP in connection with our Form S-1 Registration Statement filed during fiscal 2013.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Board is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm.  Haskell & White LLP’s engagement to conduct our fiscal year 2013 audit was approved by our Board on May 6, 2013 and our fiscal year 2012 re-audit was approved by our Board on June 19, 2013.  We did not enter into any non-audit engagement or relationship with Haskell & White LLP during fiscal year 2013.  KPMG’s engagement to conduct our audit was approved by our Board on September 5, 2012.  We did not enter into any non-audit engagement or relationship with KPMG during fiscal year 2013 or 2012.

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b)       Exhibits

3.1          Certificate of Incorporation, as amended.  (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form 10-K for the fiscal year ended October 31, 2012).

3.2          Amendment to the Certificate of Incorporation. (Filed herewith.)

3.3          Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated November 8, 2012.)

 4.1           Registration Rights Agreement, dated as of April 23, 2013, by and between the Company and Aspire Capital Fund, LLC. (Incorporated by reference to Exhibit 4.3 to our Form S-1, dated April 24, 2013.)

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

10.8        CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)

10.9        Amendment No. 1 to the CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)

10.10      Amendment No. 2 to the CopyTele, Inc. 2010 Share Incentive Plan. (filed as Exhibit 10.1 to our Form 8-K, dated September 5, 2012).

10.11      Loan and Pledge Agreement, dated November 2, 2007, by and between Mars Overseas Limited and CopyTele International Ltd. (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

10.12      Loan and Pledge Agreement, dated November 2, 2007, by and between CopyTele International Ltd. and Mars Overseas Limited. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

10.13      Employment Agreement, dated as of September 19, 2012, between the Company and Robert Berman. (Incorporated by reference to Exhibit 10.35 to our Form 10-K for the fiscal year ended October 31, 2012.)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for, and related Order by the Commission, dated May 3, 2013, File No. 0-11254-CF#29240, granting confidential treatment for portions of Section 4 of this exhibit to pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.14      Employment Agreement, dated as of September 19, 2012, between the Company and John Roop. (Incorporated by reference to Exhibit 10.36 to our Form 10-K for the fiscal year ended October 31, 2012.)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for, and related Order by the Commission, dated May 3, 2013, File No. 0-11254-CF#29240, granting confidential treatment for portions of Section 4 of this exhibit to pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.15      Consulting Agreement, dated as of September 19, 2012, between the Company and Amit Kumar.  (Incorporated by reference to Exhibit 10.37 to our Form 10-K for the fiscal year ended October 31, 2012.)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for, and related Order by the Commission, dated May 3, 2013, File No. 0-11254-CF#29240, granting confidential treatment for portions of Section 4 of this exhibit to pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

21           Subsidiaries of CopyTele, Inc.  (Filed herewith.)

23.1        Consent of Haskell & White LLP.  (Filed herewith.)

31.1        Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 15, 2014.  (Filed herewith.)

31.2        Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 15, 2014.  (Filed herewith.)

32.1        Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 15, 2014.  (Filed herewith.)

32.2        Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 15, 2014.  (Filed herewith.)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

COPYTELE, INC.

	By:	/s/ Robert A. Berman
Robert Berman
President and Chief Executive Officer
January 16, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Robert A. Berman
Robert Berman
President, Chief Executive Officer
January 16, 2014		and Director (Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance,
Chief Financial Officer and
January 16, 2014		Director (Principal Financial and Accounting Officer)

	By:	/s/ Lewis H. Titterton Jr.
Lewis H. Titterton Jr.
January 16, 2014		Chairman of the Board

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
January 16, 2014		Director

	By:	/s/ Kent B. Williams
Kent B. Williams
January 16, 2014		Director

	By:	/s/ Bruce F. Johnson
Bruce F. Johnson
January 16, 2014		Director

EXHIBITS

3.1          Certificate of Incorporation, as amended.  (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form 10-K for the fiscal year ended October 31, 2012).

3.2          Amendment to the Certificate of Incorporation. (Filed herewith.)

3.3          Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated November 8, 2012.)

 4.1           Registration Rights Agreement, dated as of April 23, 2013, by and between the Company and Aspire Capital Fund, LLC. (Incorporated by reference to Exhibit 4.3 to our Form S-1, dated April 24, 2013.)

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

10.8        CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)

10.9        Amendment No. 1 to the CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)

10.10      Amendment No. 2 to the CopyTele, Inc. 2010 Share Incentive Plan. (filed as Exhibit 10.1 to our Form 8-K, dated September 5, 2012).

10.11      Loan and Pledge Agreement, dated November 2, 2007, by and between Mars Overseas Limited and CopyTele International Ltd. (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

10.12      Loan and Pledge Agreement, dated November 2, 2007, by and between CopyTele International Ltd. and Mars Overseas Limited. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.)

10.13      Employment Agreement, dated as of September 19, 2012, between the Company and Robert Berman. (Incorporated by reference to Exhibit 10.35 to our Form 10-K for the fiscal year ended October 31, 2012.)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for, and related Order by the Commission, dated May 3, 2013, File No. 0-11254-CF#29240, granting confidential treatment for portions of Section 4 of this exhibit to pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.14      Employment Agreement, dated as of September 19, 2012, between the Company and John Roop. (Incorporated by reference to Exhibit 10.36 to our Form 10-K for the fiscal year ended October 31, 2012.)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for, and related Order by the Commission, dated May 3, 2013, File No. 0-11254-CF#29240, granting confidential treatment for portions of Section 4 of this exhibit to pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.15      Consulting Agreement, dated as of September 19, 2012, between the Company and Amit Kumar.  (Incorporated by reference to Exhibit 10.37 to our Form 10-K for the fiscal year ended October 31, 2012.)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for, and related Order by the Commission, dated May 3, 2013, File No. 0-11254-CF#29240, granting confidential treatment for portions of Section 4 of this exhibit to pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

21           Subsidiaries of CopyTele, Inc.  (Filed herewith.)

23.1        Consent of Haskell & White LLP.  (Filed herewith.)

31.1        Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 15, 2014.  (Filed herewith.)

31.2        Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 15, 2014.  (Filed herewith.)

32.1        Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 15, 2014.  (Filed herewith.)

32.2        Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 15, 2014.  (Filed herewith.)

COPYTELE, INC. AND SUBSIDIARIES

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

COPYTELE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CopyTele, Inc.

We have audited the accompanying consolidated balance sheets of CopyTele, Inc. (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficiency, and cash flows for each of the years ended October 31, 2013 and 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years ended October 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

Irvine, California
January 16, 2014

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2013	October 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$898,172	$339,693
Short–term investments in certificates of deposit	-	500,000
Accounts receivable	175,000	-
Prepaid expenses and other current assets	160,646	82,326
Total current assets	1,233,818	922,019
Investment in Videocon Industries Limited global depository receipts, at fair value	4,197,341	4,728,367
Property and equipment, net of accumulated depreciation of $45,654 and $2,185,525, respectively	8,379	10,290
Total assets	$5,439,538	$5,660,676

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,276,470	$635,139
Royalties and contingent legal fees payable	207,743	-
Derivative liability, at fair value	540,000	-
Deferred revenue, nonrefundable development and license fee	1,187,320	1,187,320
Total current liabilities	3,211,533	1,822,459

Convertible debentures due September 2016, net of discount of $717,727 (Note 6)	-	32,273

Convertible debentures due January 2015, net of discount of $891,402 (Note 6)	548,598	-

Loan payable by CopyTele International Ltd. to related party, secured by Videocon Industries Limited global depository receipts (Note1)	5,000,000	5,000,000

Commitments and contingencies (Notes 8 and 11)

Shareholders’ deficiency:
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 600,000,000 and 240,000,000 shares authorized, respectively; 209,276,745 and 184,979,037 shares issued and outstanding, respectively	2,092,767	1,849,790
Additional paid-in capital	134,750,048	127,693,160
Loan receivable from related party (Note 1)	(5,000,000)	(5,000,000)
Accumulated deficit	(135,163,408)	(125,083,322)
Accumulated other comprehensive loss	-	(653,684)
Total shareholders’ deficiency	(3,320,593)	(1,194,056)
Total liabilities and shareholders’ deficiency	$5,439,538	$5,660,676

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2013	2012
Revenue:
Revenue from patent assertion activities	$388,850	$-
Amortization of display technology development and license fees received from AU Optronics Corp. in fiscal year 2011	-	940,010
Total revenue	388,850	940,010

Operating costs and expenses:
Inventor royalties and contingent legal fees	207,743	-
Litigation and licensing expenses	108,915	-
Research and development expenses (including non-cash stock option compensation expense of $233,233)	-	2,211,506
Marketing, general and administrative expenses (including non-cash stock option compensation expense of $3,798,139 and $492,032, respectively)	7,989,846	2,863,060
Total operating costs and expenses	8,306,504	5,074,566
Loss from operations	(7,917,654)	(4,134,556)

Impairment in value of Videocon Industries Limited global depository receipts	(1,184,710)	-

Impairment in value of investment in Volga–Svet Ltd.	-	(127,500)

Change in value of derivative liability	475,189	-

Loss on extinguishment of debt	(343,517)	-

Interest expense	(1,109,519)	(7,664)

Dividend income	-	13,463

Interest income	125	3,458

Loss before income taxes	(10,080,086)	(4,252,799)

Provision for income taxes (Note 10)	-	-

Net loss	$(10,080,086)	$(4,252,799)

Net loss per share:
Basic and diluted	$(0.05)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	196,645,962	181,677,334

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended October 31,
	2013	2012
Net loss	$(10,080,086)	$(4,252,799)
Other comprehensive income (loss):
Reversal of unrealized (loss) as of October 31, 2012, on investment in Videocon Industries Limited global depository receipts	653,684	-
Unrealized (loss) on investment in Videocon Industries Limited global depository receipts	-	(653,684)
Comprehensive loss	$(9,426,402)	$(4,906,483)

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED OCTOBER 31, 2013 and 2012

			Additional Paid-in Capital	Loan Receivable From Related Party	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Total Shareholders’ Deficiency
	Common Stock
	Shares	Par Value

Balance, October 31, 2011	176,131,047	$1,761,310	$125,127,246	$(5,000,000)	$(120,830,523)	$-	$1,058,033

Stock option compensation to employees	-	-	614,914	-	-	-	614,914
Stock option compensation to consultants	-	-	110,351	-	-	-	110,351
Common stock issued upon exercise of stock options	1,290,000	12,900	195,550	-	-	-	208,450
Common stock issued to employees pursuant to stock incentive plans	7,100,818	71,008	856,348	-	-	-	927,356
Common stock issued to consultants	457,172	4,572	71,360	-	-	-	75,932
Discount on convertible debentures	-	-	717,391	-	-	-	717,391
Unrealized loss on investment in Videocon Industries Limited global depository receipts	-	-	-	-	-	(653,684)	(653,684)
Net loss	-	-	-	-	(4,252,799)	-	(4,252,799)
Balance, October 31, 2012	184,979,037	1,849,790	127,693,160	(5,000,000)	(125,083,322)	(653,684)	(1,194,056)

Stock option compensation to employees	-	-	2,693,121	-	-	-	2 ,693,121
Stock option compensation to consultants	-	-	1,105,018	-	-	-	1,105,018
Common stock issued upon exercise of stock options	146,000	1,460	24,150	-	-	-	25,610
Common stock issued to consultants	1,345,000	13,450	291,235	-	-	-	304,685
Common stock issued upon conversion of convertible debentures	10,318,945	103,189	1,250,175	-	-	-	1,353,364
Common stock issued in lieu of interest on convertible debentures	480,270	4,803	93,936	-	-	-	98,739
Sale of common stock to Aspire Capital Fund, LLC net of expense	5,380,000	53,800	996,605	-	-	-	1,050,405
Common stock issued to Aspire Capital Fund LLC, as consideration	3,500,000	35,000	(35,000)	-	-	-	-
Warrants issued in connection with issuance of convertible debentures	-	-	221,985	-	-	-	221,985
Common stock issued upon exercise of warrants	2,927,493	29,275	351,525	-	-	-	380,800
Common stock issued to acquire patent license	200,000	2,000	40,000	-	-	-	42,000
Proceeds on sale of common stock held by ZQX Advisors, LLC	-	-	24,138	-	-	-	24,138
Reversal of unrealized loss as of October 31, 2012 on investment in Videocon Industries Limited global depository receipts	-	-	-	-	-	653,684	653,684
Net loss	-	-	-	-	(10,080,086)	-	(10,080,086)
Balance, October 31, 2013	209,276,745	$2,092,767	$134,750,048	$(5,000,000)	$(135,163,408)	$-	$(3,320,593)

The accompanying notes are an integral part of this statement.

COPYTELE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2013	2012
Cash flows from operating activities:
Payments to suppliers, employees and consultants	$(3,401,499)	$(3,164,613)
Cash received from patent monetization and patent assertion	213,850	7,075
Dividends and interest received	851	16,790
Net cash used in operating activities	(3,186,798)	(3,140,748)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(250,000)	(1,200,000)
Proceeds from maturities of short-term investments in U.S. government securities and certificates of deposit	750,000	2,948,551
Other	(676)	(600)
Net cash provided by investing activities	499,324	1,747,951

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	1,765,000	750,000
Proceeds from sale of common stock, net of expense	1,050,405	-
Proceeds from exercise of warrants to purchase common stock	380,800	-
Proceeds from exercise of stock options	25,610	208,450
Proceeds received on sale of common stock held by ZQX Advisors, LLC	24,138	-
Net cash provided by financing activities	3 ,245,953	958,450

Net increase (decrease) in cash and cash equivalents	558,479	(434,347)
Cash and cash equivalents at beginning of year	339,693	774,040
Cash and cash equivalents at end of year	$898,172	$339,693

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(10,080,086)	$(4,252,799)
Stock option compensation to employees	2,693,121	614,914
Stock option compensation to consultants	1,105,018	110,351
Common stock issued to employees pursuant to stock incentive plans	-	927,356
Common stock issued to consultants	304,685	75,932
Common stock issued to acquire patent license	42,000	-
Common stock issued to pay interest on convertible debentures	98,739	-
Change in value of derivative liability	(475,189)	-
Loss on extinguishment of debt	343,517	-
Amortization of convertible debenture discount to interest expense	991,180	-
Impairment in value of investment in Videocon Industries Limited GDR’s	1,184,710	-
Impairment in value of investment in Volga-Svet Ltd.	-	127,500
Other	9,753	7,956
Change in operating assets and liabilities:
Accounts receivable	(175,000)	-
Prepaid expenses and other current assets	(78,320)	13,382
Accounts payable and accrued expenses	641,331	174,670
Royalties and contingent legal fees payable	207,743	-
Deferred revenue	-	(940,010)
Net cash used in operating activities	$(3,186,798)	$(3,140,748)

Supplemental disclosure of non-cash financing activities:
Common stock issued upon conversion of debentures	$1,075,000	$-
Fair value of debenture embedded conversion feature	$1,180,000	$-
Relative fair value of convertible debenture warrant	$215,819	$-

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company”, “CopyTele” or “CTI” means CopyTele, Inc. and its wholly-owned subsidiaries.  While in the past, the primary operations of the Company involved licensing in connection with the development of patented technologies, our principal operations are now the development, acquisition, licensing, and enforcement of patented technologies that are either owned or controlled by the Company.  The Company currently owns or controls 9 patent portfolios. As part of our patent assertion activities and in the ordinary course of our business, the Company has initiated and will likely continue to initiate patent infringement lawsuits, and engage in patent infringement litigation.  Since implementing our new business model in January of 2013, the Company has initiated 41 lawsuits in connection with 5 of our patent portfolios. Our primary source of revenue will come from licenses resulting from the unauthorized use of our patented technologies, including the settlement of patent infringement lawsuits. In fiscal year 2013, we entered into 4 revenue producing licenses from 2 of our patent portfolios.  In addition to continuing to mine and monetize our existing patents, our wholly owned subsidiary, CTI Patent Acquisition Corporation, will continue to acquire patents and the exclusive rights to license and enforce patents from third parties.

Due to arrangements previously entered into by the Company, certain of our patents contain encumbrances which may negatively impact our patent monetization and patent assertion activities. Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent monetization and patent assertion activities.  We have obtained and will continue to obtain the rights to license and enforce additional patents from third parties, and when necessary, will assist such parties in the further development of their patent portfolios through the filing of additional patent applications.

In April 2013, CopyTele, through its wholly owned subsidiary, CTI Patent Acquisition Corporation, acquired the exclusive rights to license and enforce patent portfolios relating to (i) loyalty awards programs commonly provided by airlines, credit card companies, hotels, retailers, casinos, and others, and (ii) vinyl windows with integrated J-Channels, commonly used in modular buildings, mobile homes, and conventional, new construction.  In exchange, the respective licensors will receive a percentage of all net amounts received from the licensing and enforcement of each patent portfolio.

In November 2013, CTI Patent Acquisition Corporation acquired 2 patent portfolios in the rapidly expanding area of unified communications relating to (i) the multicast Internet delivery of streaming data, media, and other content, within the confines of specialized virtual private networks, and (ii) the integration of telephonic participation in web-based audio/video conferences by creating a gateway between the Internet and cellular or traditional landline telephones.

We currently own or control 9 patent portfolios which we have identified for patent monetization: Encrypted Mobile Communication; ePaper® Electrophoretic Display; Internet Telephonic Gateway; J-Channel Window Frame Construction; Key Based Web Conferencing Encryption; Loyalty Conversion Systems; Micro Electro Mechanical Systems Display; Nano Field Emission Display; and VPN Multicast Communications.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 28, 2013, CTI initiated a patent infringement lawsuit in the United States District Court for the Northern District of California against E Ink Corporation (“E INK”), regarding certain patents owned by CTI pertaining to CTI’s ePaper® Electrophoretic Display technology.  CTI alleges that E Ink has infringed and continues to infringe such patents in connection with the manufacture, sale, use, and importation of electrophoretic displays.  On January 28, 2013, CTI filed a separate lawsuit against AU Optronics Corp. (“AUO”) and E Ink, the AUO/E Ink Lawsuit (as defined below). In June of 2013, CTI and AUO agreed to arbitrate CTI’s charges in the AUO/E Ink Lawsuit.  The Court also ordered E Ink to participate in the arbitration, for purposes of discovery.  Because issues in the AUO/E Ink arbitration need to be resolved before the patent infringement case can proceed against E Ink, the Court dismissed the patent infringement case, without prejudice, meaning that CTI can re-file the patent infringement lawsuit, if necessary, following the arbitration.

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

On October 9, 2013, CTI’s wholly owned subsidiary, J-Channel Industries Corporation, filed 19 patent infringement lawsuits in the Federal District Court for the Eastern District of Tennessee, in connection with its patented J-Channel Window Frame Construction technology. Defendants in the lawsuits consist of retailers and window manufacturers, including: Home Depot U.S.A., Inc.; Anderson Corporation; American Builders & Contractors Supply Co., Inc. (ABC Supply); Comfort View Products, LLC; Croft, LLC; Moss Supply Company; Wincore Window Company LLC; Vinylmax, LLC; Simonton Building Products, Inc.; HWD Acquisition, Inc. (Hurd Windows); Magnolia Windows and Doors, LLC; MGM Industries, Inc., MI Windows and Doors LLC; PGT Industries, Inc.; Quaker Window Products Co.; Sun Windows, Inc.; Weather Shield Manufacturing, Inc.; West Window Corporation; Woodgrain Millwork, Inc.; and YKK-AP American Inc.

The Company has engaged in and will continue to engage in patent infringement lawsuits in the ordinary course of its business operations.  All litigation involves a significant degree of uncertainty, and we give no assurances as to the outcome of any lawsuit or lawsuits.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the change in our operations, during fiscal year 2013 we disposed of approximately $2,144,000 of fully depreciated assets, which primarily related to research and development activities, and reduced our employee count from 19 to 7.  In addition, we have vacated and returned a substantial portion of our facilities to the landlord for re-letting.

            Agreements Relating to Previous Business Operations

            AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AUO (together the “AUO License Agreements”).  Under the EPD License Agreement, we provided AUO with an exclusive, non-transferable, worldwide license of our ePaper® Electrophoretic Display patents and technology, in connection with AUO jointly developing products with CopyTele.  Under the Nano Display License Agreement, we provided AUO with a non-exclusive, non-transferable, worldwide license of our Nano Field Emission Display patents and technology, in connection with AUO jointly developing products with CopyTele.

Under the AUO License Agreements, AUO had agreed to pay CopyTele an aggregate development and license fee of up to $10 million, of which $3 million was paid by AUO in June 2011 and the remaining $7 million would have been payable upon completion of certain conditions for the respective technologies, in each case subject to a 20% foreign withholding tax.  Accordingly, in June 2011 we received a payment from AUO, net of the withholding tax, of $2.4 million.  In addition, the AUO License Agreements also provided for the basis for royalty payments by AUO to CopyTele.

On January 28, 2013, we terminated the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink Corporation (“E Ink”) in connection with the AUO License Agreements, alleging breach of contract and other charges, and we are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”).  In June of 2013, CopyTele and AUO agreed to arbitrate CopyTele’s charges, which we believe should result in a faster and more efficient adjudication.  The Court also ordered E Ink to participate in the arbitration, for purposes of discovery.  For more details on the AUO/E Ink Lawsuit, please see Note 8, “Commitments and Contingences – Litigation Matters” herein.  We can give no assurance as to the outcome of this litigation.

Videocon Industries Limited and Transactions with Related Parties

In November 2007, we entered into a license agreement (the “Videocon License agreement”) with Videocon Industries Limited (“Videocon”).  Under the agreement, we provided Videocon with a non-transferable, worldwide license of our Nano Field Emission Display patented technology and were scheduled to receive a license fee of $11 million from Videocon, payable in installments over a 27 month period and an agreed upon royalty from Videocon based on display sales by Videocon.  As of October 31, 2012, we have received aggregate license fee payments from Videocon of $3.2 million and $7.8 million remains owed to us. No such license fee payments were received from Videocon during the fiscal years ended October 31, 2011 and 2012, and no additional license fee payments are anticipated. We are not presently involved in development efforts with Videocon and it is not anticipated that such efforts will be resumed in the future.  We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

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

For the purpose of effecting a lock up of the Videocon GDRs and CopyTele Shares (collectively, the “Securities”) for a period of seven years, and therefore restricting both parties from selling or transferring the Securities during such period, CopyTele International and Mars Overseas entered into two Loan and Pledge Agreements in November 2007.  The Videocon GDRs are to be held as security for a loan in the principal amount of $5,000,000 from Mars Overseas to CopyTele International, and the CopyTele Shares are similarly held as security for a loan in the principal amount of $5,000,000 from CopyTele International to Mars Overseas.  The loan payable to Mars Overseas is solely a liability of CopyTele International without recourse to CopyTele, Inc., its parent company.  The loans are for a period of seven years, do not bear interest, and provide for customary events of default, which may result in forfeiture of the Securities by the defaulting party, and also provide for the transfer to the respective parties, free and clear of any encumbrances under the agreements, any dividends, distributions, rights or other proceeds or benefits in respect of the Securities.  The loan receivable from Mars Overseas is classified as a contra-equity amount under shareholders’ deficiency in the accompanying consolidated balance sheets because the loan receivable is secured by the CopyTele Shares and the Share Subscription Agreement and Loan and Pledge Agreement were entered into concurrently. We have entered into discussions with Videocon regarding the disposition of the Subscription Agreement, GDR Purchase Agreement, and Loan and Pledge Agreements. The outcome of these discussions and the disposition of the related assets and liabilities may have a material effect on our financial statements. We cannot presently estimate the timing or impact of any such resolution.  However, as of October 31, 2013, if Mars Overseas and the Company each defaulted on its $5,000,000 loans that are due in November 2014 and each party foreclosed on the Securities, the fair value of the CopyTele Shares that the Company would acquire approximates the fair value of the Videocon GDRs that it would surrender.

Funding and Management’s Plans

In September 2012, we received aggregate gross proceeds of $750,000 from the issuance of 8% convertible debentures due September 12, 2016 in a private placement.  During the second quarter of fiscal 2013, the entire principal amount of these debentures was converted into 8,152,170 shares of common stock.  For more details on these debentures, please see Note 6, “Convertible Debentures” herein.

In January 2013, we received aggregate gross proceeds of $1,765,000 from the issuance of 8% convertible debentures due January 25, 2015 in a private placement.  During the third quarter of fiscal 2013, $325,000 principal amount of these debentures were converted into 2,166,775 shares of our common stock.  For more details on these debentures, please see Note 6, “Convertible Debentures” herein.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 23, 2013, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of our common stock over the two-year term of the agreement.  In consideration for entering into the Stock Purchase Agreement, concurrently with the execution of the agreement, we issued to Aspire Capital 3,500,000 shares of our common stock with a fair value of $700,000 as a commitment fee.  Upon execution of the Stock Purchase Agreement, Aspire Capital purchased 2,500,000 shares for $500,000.  In order to sell any additional shares under the Stock Purchase Agreement, we were required to have a registration statement covering the shares issued to Aspire Capital declared effective by the Securities and Exchange Commission (the “SEC”).  Such registration statement was declared effective by the SEC in June 2013.

Under the Stock Purchase Agreement there are two ways that we can elect to sell shares of common stock to Aspire Capital.  On any business day we can select: (1) through a regular purchase of up to 200,000 shares (but not to exceed $200,000) at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a volume-weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of (i) the closing sale price on the purchase date or (ii) 95% of the VWAP for such purchase date.  The Company can only require a VWAP purchase if the closing sale price for our Common Stock on the notice day for the VWAP purchase is higher than $0.50.  During the third and fourth quarters of fiscal year 2013 we sold an additional 2,880,000 shares of our common stock to Aspire Capital for approximately $592,000.

The number of shares covered by and the timing of, each purchase notice are determined by us, at our sole discretion.  The Company cannot execute any sales under the Stock Purchase Agreement when the closing price of our common stock is less than $0.15 per share.  Aspire Capital has no right to require any sales from us, but is obligated to make purchases as directed in accordance with the Stock Purchase Agreement.  The Stock Purchase Agreement may be terminated by us at any time, at our discretion, without any cost or penalty.  We incurred expenses of approximately $42,000 in connection with the execution of the Stock Purchase Agreement in addition to the 3,500,000 shares of our common stock we issued as a commitment fee.

On May 29, 2013, the Company offered the holders of the warrants issued in our February 2011 private placement, exercisable at a purchase price of $0.178 per share, the opportunity to exercise the warrants at a reduced exercise price of $0.16 per share (payable in cash) during the period ended July 15, 2013.   In connection therewith, our Chairman, our Chief Financial Officer and director, and one other director of the Company exercised warrants to purchase 2,380,000 shares of our Common Stock and we received gross proceeds of approximately $381,000.  Utilizing the Black-Scholes option-pricing model, the Company determined that the aggregate incremental fair value of the repriced warrants was immaterial and no charge was recorded.   In addition, we issued 547,493 shares of our common stock upon the exercise, on a “cashless” basis, of warrants to purchase 1,400,000 shares at a purchase price of $0.178 per share.

In November 2013, we received aggregate gross proceeds of $3,500,000 from the issuance of a 6% convertible debenture due November 11, 2016 in a private placement, to a single institutional investor.  The debenture pays interest quarterly and is convertible into shares of our common stock at a conversion price of $0.1892 per share on or before November 11, 2016.   In conjunction with the issuance of the debenture, we issued a warrant to purchase 9,249,472 unregistered shares of our common stock.  The warrant grants the holder the right to purchase one share of our common stock at the purchase price of $0.3784 per share on or before November 11, 2016.  The debenture contains a beneficial conversion feature and a down round provision which we will evaluate in the first quarter of fiscal year 2014.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal year 2013, cash used in operating activities was approximately $3,187,000.  This resulted from payments to suppliers, employees and consultants of approximately $3,402,000, which was offset by cash of approximately $214,000 received from collections of accounts receivable related to patent licensing and enforcement, and approximately $1,000 of interest income received.  Cash provided from investing activities during fiscal year 2013 was approximately $499,000, which primarily resulted from net proceeds from the maturities of short-term investments consisting of certificates of deposit of approximately $500,000.  Our cash provided by financing activities during fiscal year 2013 was approximately $3,246,000, which resulted from cash of $1,765,000 received from the sale of convertible debentures in a private placement and approximately $1,050,000, net of expenses, received upon the sale of common stock, cash received from the exercise of warrants issued in February 2011 of approximately $381,000, proceeds received from ZQX Advisors, LLC (“ZQX”) ( in which CopyTele has a 19.5% ownership interest) from the sale by ZQX of CopyTele common stock held by ZQX of approximately $24,000 and cash received upon the exercise of employee stock options of approximately $26,000.   As a result, our cash, cash equivalents, and short-term investments at October 31, 2013 increased $58,000 to approximately $898,000 from approximately $840,000 at the end of fiscal year 2012.

Total employee compensation expense during fiscal years 2013 and 2012 was approximately $4,072,000 and $3,001,000, respectively, including in fiscal year 2012 approximately $74,000 of expense relating to severance payments to terminated employees.  During fiscal year 2013 and 2012, a significant portion of employee compensation consisted of the issuance of stock and stock options to employees in lieu of cash compensation.  During the fourth quarter of fiscal 2012, management discontinued compensating employees through the issuance of stock.  We recorded compensation expense for the fiscal years ended October 31, 2013 and 2012 of approximately $-0- and $927,000, respectively, for shares of common stock issued to employees.  We recorded approximately $2,693,000 and $615,000 of stock-based compensation expense, related to stock options granted to employees and directors, during the fiscal years ended October 31, 2013 and 2012, respectively.

Based on currently available information, we believe that our existing cash and cash equivalents, together with expected cash flows from the Stock Purchase Agreement with Aspire Capital and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable us to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from the Stock Purchase Agreement and from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our shareholders.  We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  We can also give no assurance that we will have sufficient funds to repay our outstanding indebtedness.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries.  All intercompany transactions have been eliminated.

 Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Patent Monetization and Patent Assertion

In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries. These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted are perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, and when all other revenue recognition criteria have been met.

Display Technology Development and License Fees

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting.  Under the AUO License Agreements, we received initial development and license fees of $3 million, of aggregate development and license fees of up to $10 million. The additional $7 million in development and license fees were payable upon completion of certain conditions for the respective technologies.  We have determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology.  Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial development and license fees over the estimated periods that we expected to complete the conditions for the respective technologies. We have not recognized any portion of the $7 million of additional development and license fees as either deferred revenue or revenue as it is considered contingent revenue.  The AUO License Agreements also provided for the basis for royalty payments on future production, if any, by AUO to CopyTele, which we have determined represent separate units of accounting.  We have not recognized any royalty income under the AUO License Agreements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to initiation of the AUO/E Ink Lawsuit, at each reporting period we assessed the progress in completing our performance obligations under the AUO License Agreements and recognized development and license fee revenue over the remaining estimated period that we expected to complete the conditions for the respective technologies.  Commencing in the fourth quarter of fiscal year 2012, revenue recognition under the AUO License Agreements was suspended pending resolution of the AUO/E Ink Lawsuit. For more details on the AUO/E Ink Lawsuit, please see Note 8, “Commitments and Contingencies – Litigation Matters” herein.

During the fiscal years ended October 31, 2013 and 2012, we recognized approximately $-0- and $940,000, respectively, of development and license fee revenue from AUO.  Development and license fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of October 31, 2013 and 2012) are recorded as non-refundable deferred revenue on the accompanying consolidated balance sheets.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized.

Fair Value Measurements

ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  In accordance with ASC 820, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded in the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial instruments whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which we have the ability to access at the measurement date.

Level 2 - Financial instruments whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

Level 3 – Financial instruments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the instrument.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2013:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$898,172	$-	$-	$898,172
Videocon Industries Limited global depository receipts	4,197,341	-	-	4,197,341
Total financial assets	$5,095,513	$-	$-	$5,095,513

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2012:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$339,693	$-	$-	$339,693
Certificates of deposit– Short-term investments	500,000	-	-	500,000
Videocon Industries Limited global depository receipts	4,728,367	-	-	4,728,367
Total financial assets	$5,568,060	$-	$-	$5,568,060

We did not have any financial liabilities that were required to be measured at fair value on a recurring basis as of October 31, 2012.  The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of October 31, 2013:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$540,000	$540,000

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Year Ending October 31, 2013

Beginning balance	$-
Fair value of bifurcated conversion feature issued	1,180,000
Change in fair value of bifurcated conversion feature	(475,189)
Reduction in value of bifurcated conversion feature upon Conversion of debenture	(164,811)
Ending balance	$540,000

The bifurcated conversion feature is accounted for as a derivative liability and is measured at fair value using a Monte Carlo simulation model and is classified within Level 3 of the valuation hierarchy.

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instrument are discussed in Note 6, “Convertible Debentures”. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Principal Financial Officer with support from the Company’s consultants.

In accordance with the provisions of ASC 815, the Company presents the bifurcated conversion feature liability at fair value in its consolidated balance sheet, with the corresponding changes in fair value, if any, recorded in the Company’s consolidated statements of operations for the applicable reporting periods.  As disclosed in Note 6, the Company computed the fair value of the derivative liability at the date of issuance and the reporting date of October 31, 2013 using the Monte Carlo simulation model.

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

Our non-financial assets that are measured on a non-recurring basis include our property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists.  The estimated fair value of accounts payable and accrued expenses approximates their individual carrying amounts due to the short term nature of these measurements.  It is impractical to determine the fair value of the loan receivable and loan payable to the related party given the nature of these loans.  The convertible debentures have been reported net of the discount for the beneficial conversion features and related warrants.  Cash and cash equivalents are stated at carrying value which approximates fair value.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash equivalents consists of highly liquid, short term investments with original maturities of three months or less when purchased.

Short-term Investments

            At October 31, 2013, we did not have any short-term investments.  At October 31, 2012, we had certificates of deposit with maturities greater than 90 days when acquired of $500,000 that were classified as short-term investments and reported at fair value.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment.  In evaluating our investment in Videocon GDRs at October 31, 2013, we determined that, based on both the duration and the continuing magnitude of the market price decline, there was an other than temporary impairment in our investment in Videocon GDRs.  In evaluating our investment in Volga-Svet Ltd. (“Volga”) at October 31, 2013, we determined that, the discontinuation of funding from CopyTele for contract research and development work and the lack of available financial information from Volga, impaired the value of our investment in Volga.  We will record an additional impairment charge if and when we believe any such investments have experienced an additional decline that is other than temporary.   See Note 4 for further discussion.

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            The conversion feature of the convertible debenture issued on January 25, 2013 qualified as an embedded derivative instrument and was bifurcated from the host convertible debenture.  Accordingly, this instrument has been classified as a derivative liability in the accompanying consolidated balance sheet as of October 31, 2013.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

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

Research and Development Expenses

Research and development expenses are expensed in the period incurred.  We discontinued all research and development activity during the fourth quarter of fiscal year 2012.

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

We maintain stock equity incentive plans under which we may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, performance and performance-based awards, or stock units to employees, non-employee directors and consultants.

Stock Option Compensation Expense

During the fourth quarter of fiscal year 2012, the Company decreased the option price for options to purchase 1,840,000 shares from the original exercise price to $0.145 per share for eleven individuals and recorded stock-based compensation expense related to this re-pricing of approximately $85,000.  Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service based options and performance based options on the date of grant, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock exceeds two separate price targets we use a Monte Carlo Simulation in estimating the fair value at grant date. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  With respect to performance based awards, compensation expense is recognized when the performance target is deemed probable.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $2,693,000 and $615,000, during the twelve months ended October 31, 2013 and 2012, respectively.

Included in stock-based compensation cost for employees and directors during the twelve months ended October 31, 2013 and 2012 was approximately $2,314,000 and $7,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of October 31, 2013, there was unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors, related to service based options of approximately $1,705,000 which will be recognized over a weighted-average period of 1.8 years and related to options subject to market conditions of approximately $647,000 which will be recognized over a weighted-average period of 1.0 year.

We account for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”).  In accordance with ASC 505-50, we estimate the fair value of service based options and performance based options at each reporting period using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock exceeds two separate price targets, we estimate the fair value at each reporting period using a Monte Carlo Simulation. We recognize compensation expense for service based options and options vesting if the trading price of the Company’s common stock exceeds two separate price targets, over the requisite or implied service period of the grant.  For performance based options we recognize compensation expense upon achievement of performance.  We recorded stock-based compensation expense for stock options granted to consultants during the years ended October 31, 2013 and 2012 of approximately $1,105,000 and $110,000, respectively.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in stock-based compensation cost for consultants during the twelve months ended October 31, 2013 and 2012 was approximately $1,105,000 and $7,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of October 31, 2013, there was unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants, related to service based options of approximately $849,000 which will be recognized over a weighted-average period of 1.9 years and related to options subject to market conditions of approximately $522,000 which will be recognized over a weighted-average period of 2.3 years

Fair Value Determination

In September 2012 we instituted changes to our operations as more fully described in Note 1.  Prior to that date we separated the individuals we granted stock options to into three relatively homogenous groups, based on exercise and post-vesting employment termination behaviors.  To determine the weighted average fair value of stock options on the date of grant, we took a weighted average of the assumptions used for each of these groups. Subsequent to that date individuals are included in a single group.  The fair value of stock options granted to consultants is determined on an individual basis. The stock options we granted during the year ended October 31, 2013 consisted of awards of options with 5-year terms, which vest over one year and options with 10-year terms which vest in three annual installments commencing on the date of grant or over a nine month period. The stock options we granted during the year ended October 31, 2012 consisted of awards of options with either 5-year terms, which vest over one year or 10-year terms which vested immediately, over periods up to three years or upon achievement of a cash milestone or stock price targets.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the years ended October 31, 2013 and 2012.

	For the Year Ended October 31,
	2013	2012
Weighted average fair value at grant date	$0.17	$0.18
Valuation assumptions:
Expected life ( years)	5.26	5.75
Expected volatility	116.50%	109%
Risk-free interest rate	.73%	1.16%
Expected dividend yield	0	0

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving performance targets. The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.  For options granted prior to the change in our operations in September 2012, actual historical performance was used for awards exercised or cancelled.  For awards that remained unexercised and outstanding, even exercise over the remaining contractual term was assumed.  Each category was weighted for its relative size in the population and was then multiplied by the indicated expected term for each category to arrive at the expected term for the population.  For options granted subsequent to the changes in our operations during the fourth quarter of fiscal 2012, we used the simplified method to determine expected term.  The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations and the change in terms from historical options which vested immediately to terms including vesting periods of up to three years.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Share of Common Stock

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2013 and 2012, were options to purchase 63,122,845 shares  and 60,670,045 shares, respectively, warrants to purchase 9,878,759 shares and 7,500,000 shares, respectively, and debentures convertible into 9,60,4820 shares and 8,152,170 shares respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates and assumptions are used for, but not limited to, determining stock-based compensation, asset impairment evaluations, tax assets and liabilities, license fee revenue, the allowance for doubtful accounts, depreciation lives and other contingencies.  Actual results could differ from those estimates.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effect of Recently Issued Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12 (“ASU 2011-12”), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This amendment defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. ASU 2011-12 is effective at the same time as Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU 2011-12 is deferring. ASUs 2011-12 and 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASUs 2011-05 and 2011-12 on November 1, 2012.  The adoption of these new disclosure requirements did not have a material impact on our disclosures or consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update 2012-04 (“ASU 2012-04”), Technical Corrections and Improvements. The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification. The amendments in ASU 2012-04 will be effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted ASU 2012-04 on February 1, 2013.The adoption of ASU 2012-04 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

3.         CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable.Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur.  One licensee accounted for 90% of revenue during fiscal year 2013 and 100% of accounts receivable at October 31, 2013.  During fiscal year 2012, one licensee accounted for 100% of revenue.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.         INVESTMENTS

Short-term Investments

At October 31, 2013 we had $-0- of certificates of deposits. At October 31, 2012 we had of certificates of deposit of $500,000.

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

ASC 320 “Investments-Debt and Equity Securities” (“ASC 320”) and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the carrying cost of the investment, an other than temporary impairment should be recorded.  At each reporting period we assess our investment in Videocon to determine if a decline that is other than temporary has occurred.  In evaluating our investment in Videocon at October 31, 2013, we determined that based on both the duration and the continuing magnitude of the market price decline compared to the carrying cost basis of approximately $5,382,000, and the uncertainty of its recovery, a write-down of the investment of approximately $1,185,000 should be recorded as of October 31, 2013, and a new cost basis of approximately $4,197,000 should be established. An other than temporary impairment of approximately $12,003,000, on a cumulative basis, has been recorded as of October 31, 2013. The fair value of investment in Videocon as of October 31, 2013 and 2012, the other than temporary impairment for the year ended October 31, 2013, and unrealized loss as of October 31, 2012, are as follows:

Investment in Videocon

Fair Value as of October 31, 2011	$5,382,051
Unrealized loss	(653,684)
Fair Value as of October 31, 2012	$4,728,367
Reversal of unrealized loss as of October 31, 2012	653,684
Other than temporary impairment	(1,184,710)
Fair Value as of October 31, 2013	$4,197,341

Investment in and Related Party Transactions with Volga-Svet, Ltd

In September 2009, we entered into the Volga License Agreement to produce and market our thin, flat, low voltage phosphor displays in Russia.  In addition, in September 2009, we acquired a 19.9% ownership interest in Volga in exchange for 150,000 unregistered shares of our common stock.  As we do not believe that we can exercise significant influence over Volga, our investment in Volga as of October 31, 2011 was recorded at cost of approximately $128,000 based on the closing price of our common stock at the time of the acquisition. During fiscal 2012, we discontinued utilizing Volga for contract research and development work.   In evaluating our investment in Volga at October 31, 2012, we determined that the discontinuation of funding by CopyTele and the lack of available financial information from Volga has impaired the value of our investment in Volga and accordingly, a write-off of our investment of approximately $128,000 was recorded as of October 31, 2012.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and development expenses in the accompanying consolidated statements of operations include payments to Volga for the year ended October 31, 2012 of approximately $326,000.

Investment in ZQX Advisors, LLC

In August 2009, we entered into an Engagement Agreement with ZQX Advisors, LLC (“ZQX”) to assist us in seeking business opportunities and licenses for our electrophoretic display technology.  Concurrently with entering into the Engagement Agreement, we acquired a 19.5% ownership interest in ZQX.  On January 21, 2013, we terminated the Engagement Agreement with ZQX, but currently retain our 19.5% interest in ZQX. We have classified our interest in ZQX of approximately $48,000 as a reduction of additional paid-in capital within shareholders’ deficiency since this investment in ZQX consists entirely of our equity securities.  During the year ended October 31, 2013, we received approximately $24,000 representing our share of the proceeds from the sale of CopyTele common stock by ZQX.

5.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consist of the following as of:

	October 31,
	2013	2012
Accounts payable	$527,208	$304,523
Payroll and related expenses	345,484	103,451
Accrued litigation expense, consulting and other professional fees	248,730	177,408
Accrued other	155,048	49,757
	$1,276,470	$635,139

6.          CONVERTIBLE DEBENTURES

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		$1,765,000
Face value of Convertible Debenture due January 2015
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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The derivative liability related to the embedded conversion feature is revalued at each reporting period as well as on the date of all conversions, as discussed, below.  As of October 31, 2013, the Company determined the fair value of the derivative liability to be $540,000, and accordingly, during the year ended October 31, 2013, the Company recorded a gain on the change in the fair value of the derivative liability of approximately $475,000.

As of October 31, 2013, the Company calculated the fair value of the embedded conversion feature of the Convertible Debenture due January 2015 using a Monte Carlo simulation, with the observable assumptions as provided in the table below.  The significant unobservable inputs used in the fair value measurement of the reporting entity’s embedded conversion feature are expected stock prices, levels of trading and liquidity of the Company stock, probability of default of the host instrument, and loss severity in the event of such default.  Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement.  Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

As of October 25, 2013

Stock price on valuation date	$0.195
Conversion price	0.15
Stock premium for liquidity	42%
Term (years)	1.25
Expected volatility	115%
Weighted average risk-free interest rate	0.3%
Trials	100,000
Aggregate fair value	$540,000

The amortization of debt discount related to the Convertible Debenture due January 2015 was approximately $273,000 for the year ended October 31, 2013.

            During the year ended October 31, 2013, holders of $325,000 and $5,878 of principal and interest, respectively, of the Convertible Debenture due January 2015, converted their holdings into an aggregate of 2,166,775 and 20,125 shares of Common Stock.  In connection with this conversion, the Company recorded a loss on extinguishment of debt in the amount of $343,517.  This loss represents the excess of the fair value of Common Stock on the date of conversion over the net book value of the debt on the date of conversion.  Since the conversion feature on the Convertible Debenture due January 2015 was determined to be a derivative liability, the net book value includes both the value of the debt, net of discount, and the portion of the derivative liability related to its conversion feature.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loss on extinguishment of debt was calculated as follows:

Year Ended October 31, 2013

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The Company has agreed to maintain the effectiveness of the registration statement through the earlier of three years from the date of the issuance of the Convertible Debenture due January 2015 or until Rule 144 of the Securities Act is available to the holders to allow them to sell all of their registrable securities thereunder.

7.         SHAREHOLDERS’ EQUITY

In November 2012, our shareholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of common stock from 240,000,000 to 300,000,000, and in October 2013, our shareholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of common stock from 300,000,000 to 600,000,000.

Common Stock Issuances

We account for stock awards granted to employees and consultants based on their grant date fair value.  During the years ended October 31, 2013 and 2012, we issued -0- shares  and 7,100,818 shares, respectively, of common stock to certain employees for services rendered, principally in lieu of cash compensation, pursuant to the CopyTele, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”) and the CopyTele, Inc. 2010 Share Incentive Plan (the “2010  Share Plan”).  We recorded compensation expense for the years ended October 31, 2013 and 2012 of approximately $-0- and $927,000, respectively, for shares of common stock issued to employees.  In addition during fiscal years 2013 and 2012, we issued 1,345,000 shares and 457,172 shares, respectively, of common stock to consultants for services rendered, including -0- shares and 457,172 shares pursuant to the 2003 Share Plan and 2010 Share Plan.  We recorded consulting expense for the years ended October 31, 2013 and 2012 of approximately $305,000 and $76,000, respectively, for shares of common stock issued to consultants.

Preferred Stock

In May 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share.  The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors.  As of October 31, 2013 and 2012, there was no preferred stock issued and outstanding.

Stock Option Plans

As of October 31, 2013, we have two stock option plans: the 2003 Share Plan and the 2010 Share Plan which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

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

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the 2003 Share Plan for the two years ended October 31, 2013 is as follows:

		Current Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2011	17,552,045	$0.81
Granted	60,000	$0.07
Forfeited	(195,000)	$0.89
Cancelled	(1,067,000)	$0.86
Options Outstanding and Exercisable at October 31, 2012	16,350,045	$0.72
Exercised	(130,000)	$0.18
Forfeited	(581,200)	$0.74
Options Outstanding and Exercisable at October 31, 2013	15,638,845	$0.72	$95,000

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of October 31, 2013:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.072- $0.37	1,860,000	3.20	$0.15
$0.43 - $0.70	5,384,770	1.95	$0.60
$0.74 - $0.92	6,139,075	2.81	$0.85
$1.04 - $1.46	2,255,000	2.24	$1.10

During the fourth quarter of fiscal 2012 the Company decreased the option price for options to purchased 1,840,000 shares from the original exercise price to $0.145 per share for eleven employees and recorded stock-based compensation expense related to this re-pricing of approximately $85,000.  Such compensation expense is included in the accompanying statements of operations in either research and development expenses or selling, general and administrative expenses, as applicable based on the functions performed by such employees and directors.

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares, and on August 29, 2012, the maximum number of shares was further increased to 30,000,000 shares. Current and future non-employee directors are automatically granted nonqualified stock options to purchase up to 60,000 shares of common stock upon their initial election to the Board of Directors and 60,000 shares of common stock at the time of each subsequent annual meeting of our shareholders at which they are elected to the Board of Directors.  The 2010 Share Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors, and since November 2012 by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of October 31, 2013, the 2010 Share Plan had 1,075,020 shares available for future grants.  Information regarding the 2010 Share Plan for the two years ended October 31, 2013 is as follows:

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2011	1,050,000	$0.31
Granted	3,060,000	$0.19
Exercised	(1,290,000)	$0.16
Options Outstanding at October 31, 2012	2,820,000	$0.25
Granted	180,000	$0.20
Exercised	(16,000)	$0.16
Options Outstanding at October 31, 2013	2,984,000	$0.245	$16,290
Options Exercisable at October 31, 2013	2,257,750	$0.254	$16,290

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.12 - $0.37	2,984,000	5.73	$0.245	2,257,750	5.10	$0.254

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, in September 2012, the Board of Directors approved the grant of stock options to purchase 41,500,000 shares and, during year ended October 31, 2013, the Board of Directors approved the grant of stock options to purchase 3,000,000 shares.

Of the stock options granted in September 2012, nonqualified options to purchase 40,000,000 shares were issued to our new executive team, consisting of 16,000,000 stock options issued to our new President and Chief Executive Officer, 8,000,000 stock options issued to our new Senior Vice President of Engineering and 16,000,000 stock options issued to a new strategic advisor to the Company who is also a Director.  These stock options have an exercise price of $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board of Directors) and have a term of ten years.  Half of these stock options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the grantees are terminated by the Company without cause, an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the stock options will vest in three equal installments upon achievement of a cash milestone, which was satisfied in the fourth quarter of fiscal year 2013, and two stock price targets, which were not achieved as of October 31, 2013 and 2012.  As of October 31, 2013, the outstanding options to purchase 40,000,000 shares had an intrinsic value of $-0-.  As of October 31, 2013, 13,888,889 of these stock options were exercisable with an aggregate intrinsic value of approximately $-0-.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining nonqualified  stock options granted in September 2012 to purchase 1,500,000 shares consisted of grants of 750,000 stock options to our Chairman in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a director, and 750,000 stock options to a director in compensation for his service in recruiting the Company’s new management team.  These stock options have an exercise price of $0.2225 (the average of the high and low sales price on September 21, 2012) and an intrinsic value as of July 31, 2013 of $-0-.  The options vest in 3 equal annual installments of 250,000 commencing on September 21, 2012 and have a term of ten years.   As of October 31, 2013, 1,000,000 options were exercisable with an aggregate intrinsic value of $-0-.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

During the year ended October 31, 2013, nonqualified stock options to purchase 3,000,000 shares were granted to our outside directors for service rendered to our Company.  Of these options,

(a)  In November 2012, nonqualified stock options to purchase 1,000,000 shares were issued to one of our directors as additional compensation for service in recruiting the Company’s new management team. These options have an exercise price of $0.211 (the average of the high and low sales price on date of grant) and vest 333,334 shares upon grant and 333,333 shares in two annual installments commencing November 30, 2013.

(b) In February 2013, nonqualified stock options to purchase 1,000,000 shares were issued to the Chairman of the Board.  These stock options have an exercise price of $0.235 (the average of the high and low sales price on date of grant) and vest 333,334 shares upon grant and 333,333 shares in two annual installments commencing February 15, 2014.

(c) In March 2013, nonqualified stock options to purchase an aggregate of 1,000,000 shares were granted to the Company’s three outside directors.  Each of these stock options has an exercise price of $0.195 (the average of the high and low sales price on date of grant) and vest in four equal quarterly installments.

As of October 31, 2013, the options to purchase 3,000,000 shares had an intrinsic value of $-0-, and the portion exercisable of 1,416,668 shares had an intrinsic value of approximately $-0-.  These options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The following table summarizes information about the above stock options outstanding that were not granted under the 2003 Share Plan or the 2010 Share Plan as of October 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.195- $0.235	44,500,000	8.91	$0.22	16,305,557	8.92	$0.22

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.         COMMITMENTS AND CONTINGENCIES

Leases

We lease space at our principal location for office facilities.  The current lease is for approximately 7,500 square feet and expires on November 30, 2014.  During the first quarter of fiscal 2013 we began to vacate and return a substantial portion of our facilities to the landlord.   At October 31, 2013 a portion of our prior facilities have been leased to new tenants. As of October 31, 2013 our non-cancelable operating lease commitments for the years ending October 31, 2014 and 2015 were approximately $228,000 and $19,000, respectively.  Rent expense for the years ended October 31, 2013 and 2012, was approximately $360,000 and $305,000, respectively.  At October 31, 2013 we have accrued an expense of approximately $65,000 related to future rents of unused leased facilities.

Litigation Matters

On January 28, 2013, we filed a lawsuit in the United States Federal District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract and other charges, and are seeking compensatory, punitive, and treble damages.   In addition to numerous material breaches by AUO of the AUO License Agreements, the Complaint alleges that AUO and E Ink conspired to obtain rights to CopyTele’s ePaper® Electrophoretic Display technology, and CopyTele’s Nano Field Emission Display technology.  CopyTele alleges that such activities violated several State and Federal anti-trust and unfair competition statutes for which punitive and/or treble damages are applicable.  We can give no assurance as to the potential outcome of this litigation. However, it is reasonably possible that the Company will not prevail on its damages claims in arbitration.  Pursuant to the terms of the related arbitration agreement, the Company may be liable for AUO’s attorney’s fees, which may exceed $1 million, if the Company does not prevail.

Commencing in the fourth quarter of fiscal year 2012 the operations of the Company involved patent licensing and enforcement in connection with the unauthorized use of patented technologies.   In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or award attorney's fees and/or expenses to a defendant(s), which could be material.

Other than the foregoing, we are not a party to any material pending legal proceedings.  We are party to claims and complaints that arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.         EMPLOYEE PENSION PLAN

We adopted a qualified noncontributory defined contribution pension plan, effective November 1, 1983, covering all of our employees.  Contributions, which were made to a trust and funded on a current basis, were based upon specified percentages of compensation, as defined in the plan.  During fiscal year 2001, we amended the plan to suspend benefit accruals as of November 1, 2000.  The plan was terminated as of December 31, 2011 and the individual employee account balances will be distributed upon acceptance of termination filings with the Internal Revenue Service.  Accordingly, we did not incur any pension expense for the fiscal years ended October 31, 2013 and 2012.

10.       INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2013	2012
Federal:
Current	$-	$-
Deferred	(2,489,000)	992,000
State:
Current	-	-
Deferred	3,000	32,000
Foreign:
Current	-	-
Adjustment to valuation allowance related to net deferred tax assets	2,486,000	(1,024,000)
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2013 and 2012, are as follows:

	2013	2012
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$25,689,000	$24,284,000
Deferred Compensation	3,484,000	2,255,000
Deferred Revenue	404,000	404,000
Other	300,000	448,000
Subtotal	29,877,000	27,391,000
Less: valuation allowance	(29,877,000)	(27,391,000)
Deferred tax asset, net	$-	$-

As of October 31, 2013, we had tax net operating loss and tax credit carryforwards of approximately $73,957,000 and $1,198,000, respectively, available, within statutory limits (expiring at various dates between 2014 and 2033), to offset any future regular Federal corporate taxable income and taxes payable.  If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital.  Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had tax net operating loss and tax credit carryforwards of approximately $73,834,000 and $13,000, respectively, as of October 31, 2013, available, within statutory limits, to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes.  The tax net operating loss carryforwards expire at various dates between 2014 and 2033 and the tax credit carryforwards expire between 2014 and 2028.

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

	Year Ended October 31,
	2013		2012

Income tax benefit at U.S.Federal statutory income tax rate	$(3,427,000)	(34.00%)	$(1,446,000)	(34.00%)
State income taxes	(6,000)	(.06%)	(2,000)	(.06%)
Permanent differences	294,000	2.92%	8,000	0.19%
Credits	-	-	(63,000)	(1.48%)
Expiring net operating losses, credits and other	250,000	2.48%	2,527,000	59.44%
Foreign rate difference on impairment	403,000	4.00	-	-
Change in valuation allowance	2,486,000	24.66%	(1,024,000)	(24.09%)
Income tax provision	$-	0%	$-	0%

During the two fiscal years ended October 31, 2013, we incurred no Federal and no State income taxes.  We have no unrecognized tax benefits as of October 31, 2013 and 2012 and we account for interest and penalties related to income tax matters in marketing, general and administrative expenses.  Tax years to which our net operating losses relate remain open to examination by Federal authorities and other jurisdictions to the extent which the net operating losses have yet to be utilized.

11.       SUBSEQUENT EVENT

In connection of the acquisition of patents in November 2013, we incurred an obligation, due in November 2017, in the amount of $5,000,000, payable in cash or our common stock, which amount will be reduced by the aggregate of royalty payments during the period, if any.

12.       SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on management’s approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  In the past, the primary operations of the Company involved licensing in connection with and the development of patented technologies.  Commencing in the fourth quarter of fiscal 2012, the primary operations of the Company involved patent licensing in connection with the unauthorized use of patented technologies and patent enforcement.   Prior to the change in the primary operations of the Company, the chief operating decision-maker managed the enterprise in two segments: (i) Display Technology and (ii) Encryption Products and Services.  Subsequent to the change, chief operating decision-maker manages the enterprise as a single segment which includes the licensing and enforcement of patents from both of the previous segments.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

We have generated revenue both domestically (United States) and internationally.  International revenue is based on the country in which the licensee is located.  For the years ended October 31, 2013 and 2012, revenue by geographic area are as follows:

Geographic Data	2013	2012

Net revenue:
United States	$388,830	$-
Taiwan	-	940,010
	$388,830	$940,010

Accounts receivable at October 31, 2013 are from a United States licensee.