Form 10-K/A
period 2013-10-31
COPYTELE INC
filed 2014-01-17
CIK 715446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A

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

                Large accelerated filer [__]                                                                                      Accelerated filer  [__]

                Non-accelerated filer  [__] (Do not check if a smaller reporting company)             Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the Over-the-Counter Bulletin Board on such date ($0.228 ): $37,710,056

On January 10, 2014 ,the registrant had outstanding 210,447,530 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013 (the “10-K”), is to file the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.

No other changes have been made to the 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

PART IV

Item 15.           Exhibits, Financial Statement Schedules

 (b)       Exhibits

3.1          Certificate of Incorporation, as amended.  (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form 10-K for the fiscal year ended October 31, 2012).

3.2          Amendment to the Certificate of Incorporation. (Previously submitted with our Form 10-K dated January 16, 2014.)

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

21           Subsidiaries of CopyTele, Inc.  (Previously submitted with our Form 10-K dated January 16, 2014.)

23.1        Consent of Haskell & White LLP.  (Previously submitted with our Form 10-K dated January 16, 2014.)

31.1        Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 15, 2014.  (Previously submitted with our Form 10-K dated January 16, 2014.)

31.2        Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 15, 2014.  (Previously submitted with our Form 10-K dated January 16, 2014.)

32.1        Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 15, 2014.  (Previously submitted with our Form 10-K dated January 16, 2014.)

32.2        Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 15, 2014.  (Previously submitted with our Form 10-K dated January 16, 2014.)

101.ins    Instance Document. (Filed herewith.)

101.def   XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.sch  XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.cal   XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.lab  XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.pre  XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

By:  /s/ Robert Berman
Robert Berman
President and

January 17, 2014                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:  /s/ Robert Berman
Robert Berman

President, Chief Executive Officer

January 17, 2014                                                       and Director (Principal Executive Officer)

By:  /s/ Henry P. Herms
Henry P. Herms

Vice President - Finance,

Chief Financial Officer and

Director (Principal Financial

January 17, 2014                                                       and Accounting Officer)

By:  /s/ Lewis H. Titterton Jr.
Lewis H. Titterton Jr.

January 17, 2014                                                      Chairman of the Board

                                                                        By:  /s/ Dr. Amit Kumar

Dr. Amit Kumar

January 17, 2014                                                       Director

                                                                        By:  /s/ Kent B. Williams

Kent B. Williams

January 17, 2014                                                       Director

                                                                        By:  /s/ Bruce F. Johnson

Bruce F. Johnson

January 17, 2014                                                       Director

EXHIBITS

3.1          Certificate of Incorporation, as amended.  (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form 10-K for the fiscal year ended October 31, 2012).

3.2          Amendment to the Certificate of Incorporation. (Previously submitted with our Form 10-K dated January 16, 2014.)

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

21           Subsidiaries of CopyTele, Inc.  (Previously submitted with our Form 10-K dated January 16, 2014.)

23.1        Consent of Haskell & White LLP.  (Previously submitted with our Form 10-K dated January 16, 2014.)

31.1        Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 15, 2014.  (Previously submitted with our Form 10-K dated January 16, 2014.)

31.2        Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 15, 2014.  (Previously submitted with our Form 10-K dated January 16, 2014.)

32.1        Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 15, 2014.  (Previously submitted with our Form 10-K dated January 16, 2014.)

32.2        Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 15, 2014.  (Previously submitted with our Form 10-K dated January 16, 2014.)

101.ins    Instance Document. (Filed herewith.)

101.def   XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.sch  XBRL Taxonomy Extension Schema Document.  (Filed herewith.)

101.cal   XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.lab  XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.pre  XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)