Form 10-Q
period 2014-01-31
COPYTELE INC
filed 2014-03-17
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

On March 12, 2014, the registrant had outstanding 212,957,900 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$776,141	$898,172
Short-term investments in certificates of deposit	2,450,000	-
Accounts receivable	-	175,000
Prepaid expenses and other current assets	141,299	160,646
Total current assets	3,367,440	1,233,818

Investment in Videocon Industries Limited global depository receipts, at market value	3,986,427	4,197,341
Patents, net of accumulated amortization of $70,481	2,965,630	-
Property and equipment, net of accumulated depreciation of $46,382 and $45,654 respectively	7,651	8,379
Total assets	$10,327,148	$5,439,538

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,216,425	$1,276,470
Royalties and contingent legal fees payable	45,885	207,743
Current portion of convertible debentures due January 2015, net of discount of $772,044 in 2014	667,956	-
Derivative liabilities, at fair value	3,430,000	540,000
Loan payable to related party (Note 1)	5,000,000	-
Deferred revenue, non-refundable license fees	1,187,320	1,187,320
Total current liabilities	11,547,586	3,211,533

Contingencies (Note 11)
Convertible debentures due January 2015, net of discount of $891,402 in 2013, less current portion	-	548,598
Convertible debentures due November 2016, net of discount of $1,987,978 in 2014	1,512,022	-
Patent acquisition obligation	2,936,977	-
Loan payable to related party (Note 1)	-	5,000,000

Shareholders’ deficiency:

Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 600,000,000 shares authorized; 210,517,530 and 209,276,745 shares issued and outstanding, respectively	2,105,175	2,092,767
Additional paid-in capital	136,214,138	134,750,048
Loan receivable from related party (Note 1)	(5,000,000)	(5,000,000)
Accumulated deficit	(138,777,836)	(135,163,408)
Accumulated other comprehensive (loss)	(210,914)	-
Total shareholders’ deficiency	(5,669,437)	(3,320,593)

Total liabilities and shareholders’ deficiency	$10,327,148	$5,439,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	January 31,
	2014	2013

Revenue from patent assertion activities	$-	$-

Operating costs and expenses:
Litigation and licensing expenses	33,198	-
Marketing, general and administrative expenses (including non-cash stock option compensation expense of $720,638 and $714,203, respectively)	1,931,545	2,072,799
Total operating costs and expenses	1,964,743	2,072,799

Loss from operations	(1,964,743)	(2,072,799)

Change in value of derivative liabilities	(1,320,000)	-

Interest expense	(378,665)	(22,195)

Dividend Income	47,568	-

Interest income	1,412	7

Loss before income taxes	(3,614,428)	(2,094,987)

Provision for income taxes	-	-

Net loss	(3,614,428)	(2,094,987)

Other comprehensive income (loss):
Unrealized gain (loss) on investment in Videocon Industries Limited global depository receipts	(210,914)	1,002,216

Total comprehensive loss	$(3,825,342)	$(1,092,771)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	210,232,227	184,998,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JANUARY 31, 2014 (UNAUDITED)

			Additional Paid-in Capital	Loan Receivable From Related Party		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficiency
	Common Stock				Accumulated Deficit
	Shares	Par Value

Balance, October 31, 2013	209,276,745	$2,092,767	$134,750,048	$(5,000,000)	$(135,163,408)	$-	$(3,320,593)
Stock option compensation to employees	-	-	465,519	-	-	-	465,519
Stock option compensation to consultants	-	-	255,119	-	-	-	255,119
Common stock issued to consultants	90,000	900	27,448	-	-	-	28,348
Common stock issued as payment of interest on convertible debentures	150,785	1,508	27,292	-	-	-	28,800
Warrants issued in connection with issuance of convertible debentures	-	-	513,112	-	-	-	513,112
Common stock issued to acquire patents	1,000,000	10,000	175,600	-	-	-	185,600
Unrealized loss on investment in Videocon
Industries Limited global depository receipts (Note 4)	-	-	-	-	-	(210,914)	(210,914)
Net loss	-	-	-	-	(3,614,428)	-	(3,614,428)
Balance, January 31, 2014	210,517,530	$2,105,175	$136,214,138	$(5,000,000)	$(138,777,836)	$(210,914)	$(5,669,437)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended January 31,
	2014	2013

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(3,614,428)	$(2,094,987)
Stock option compensation to employees	465,519	473,275
Stock option compensation to consultants	255,119	241,928
Common stock issued to consultants	28,348	25,625
Common stock issued to pay interest on convertible debentures	28,800	-
Amortization of patents	70,481	-
Amortized interest on patent acquisition obligations to interest expense	86,466	-
Amortization of convertible debenture discount to interest expense	217,316	5,234
Change in value of derivative liabilities	1,320,000	-
Other	(2,096)	33,945
Change in operating assets and liabilities:
Accounts receivable	175,000	-
Prepaid expenses and other current assets	19,347	(11,172)
Accounts payable and accrued expenses	(60,045)	436,142
Royalties and contingent legal fees payable	(161,858)	-
Net cash used by operating activities	(1,172,031)	(890,010)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(2,700,000)	-
Proceeds from sales of short-term investments in certificates of deposit	250,000	500,000
Other	-	(1,330)
Net cash (used in) provided by investing activities	(2,450,000)	498,670

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	3,500,000	1,765,000
Net cash provided by financing activities	3,500,000	1,765,000

Net (decrease) increase in cash and cash equivalents	(122,031)	1,373,660
Cash and cash equivalents at beginning of year	898,172	339,693
Cash and cash equivalents at end of period	$776,141	$1,713,353

Supplemental disclosure of financing activities:
Fair value of debenture embedded conversion feature at date of issuance	$1,570,000	$1,180,000
Relative fair value of warrants issued with convertible debentures	$513,122	$214,819

The accompanying notes are an integral part of these statements.

COPYTELE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company”, “CopyTele” or “CTI” means CopyTele, Inc. and its wholly-owned subsidiaries. While in the past, the primary operations of the Company involved licensing in connection with the development of patented technologies, our principal operations are now the development, acquisition, licensing, and enforcement of patented technologies that are either owned or controlled by the Company. The Company currently owns or controls 9 patent portfolios. As part of our patent assertion activities and in the ordinary course of our business, the Company has initiated and will likely continue to initiate patent infringement lawsuits, and engage in patent infringement litigation. Since implementing our new business model in January of 2013, the Company has initiated 41 lawsuits in connection with 5 of our patent portfolios. Our primary source of revenue will come from licenses resulting from the unauthorized use of our patented technologies, including the settlement of patent infringement lawsuits. We entered into 4 revenue producing licenses in fiscal year 2013 and 2 additional revenue producing license since January 31, 2014, from 2 of our patent portfolios. In addition to continuing to mine and monetize our existing patents, our wholly owned subsidiary, CTI Patent Acquisition Corporation, will continue to acquire patents and the exclusive rights to license and enforce patents from third parties.

Due to arrangements previously entered into by the Company, certain of our patents contain encumbrances (see “Agreements Relating to Previous Operations” below) which may negatively impact our patent monetization and patent assertion activities. Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent monetization and patent assertion activities. We have obtained and we intend to continue to obtain the rights to license and enforce additional patents from third parties, and when necessary, will assist such parties in the further development of their patent portfolios through the filing of additional patent applications.

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

On January 28, 2013, CTI initiated a patent infringement lawsuit in the United States District Court for the Northern District of California against E Ink Corporation (“E INK”), regarding certain patents owned by CTI pertaining to CTI’s ePaper® Electrophoretic Display technology.  CTI alleges that E Ink has infringed and continues to infringe such patents in connection with the manufacture, sale, use, and importation of electrophoretic displays.  On January 28, 2013, CTI filed a separate lawsuit against AU Optronics Corp. (“AUO”) and E Ink, the AUO/E Ink Lawsuit (as defined below). In June of 2013, CTI and AUO agreed to arbitrate CTI’s charges in the AUO/E Ink Lawsuit. We believe that arbitration should result in a faster and more efficient adjudication.  The Court also ordered E Ink to participate in the arbitration, for purposes of discovery. Because issues in the AUO/E Ink arbitration need to be resolved before the patent infringement case can proceed against E Ink, the Court dismissed the patent infringement case, without prejudice, meaning that CTI can re-file the patent infringement lawsuit, if necessary, following the arbitration.

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

The Company has entered into 6 license agreements in connection with 2 of our patent technologies. In October 2013, we entered into a license agreement with Alaska Air Group, Inc. in connection with our Loyalty Conversion Systems technology. In addition, in October 2013 we entered into license agreements with Tafco Corporation, RGF Industries and Elixir Industries and in February and March 2014 we entered into license agreements with HWD Acquisition, Inc. and PGT Industries, Inc. in connection with our patented J-Channel Window Frame Construction technology. These licenses resolved lawsuits that were pending against the aforementioned companies.

Agreements Relating to Previous Business Operations

      AU Optronics Corp.

In May 2011, we entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AUO (together the “AUO License Agreements”).On January 28, 2013, we terminated the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO. On January 28, 2013, we also filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract and other charges, and we are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”). For more details on the AUO/E Ink Lawsuit, please see Note 11, “Commitment and Contingences – Litigation Matters” herein. We can give no assurance as to the outcome of this litigation.

Videocon Industries Limited and Transactions with Related Parties

In November 2007, we entered into a license agreement (the “Videocon License Agreement”) with Videocon Industries Limited (“Videocon”). Under the Videocon License Agreement, we provided Videocon with a non-transferable, worldwide license of our Nano Field Emission Display patented technology.We are not presently involved in development efforts with Videocon and it is not anticipated that such efforts will be resumed in the future.We have entered into discussions with Videocon regarding the disposition of the Videocon License Agreement.

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

Funding and Management’s Plans

In September 2012, we received aggregate gross proceeds of $750,000 from the issuance of 8% convertible debentures due September 12, 2016 in a private placement. During the second quarter of fiscal 2013, the entire principal amount of these debentures was converted into 8,152,170 shares of common stock.  For details on these debentures, please see Note 2, “Convertible Debentures” herein.

In January 2013, we received aggregate gross proceeds of $1,765,000 from the issuance of 8% convertible debentures due January 25, 2015 in a private placement. During the third quarter of fiscal 2013, $325,000 principal amount of these debentures were converted into 2,166,775 shares of our common stock. For details on these debentures, please see Note 2, “Convertible Debentures” herein.

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

Under the Stock Purchase Agreement there are two ways that we can elect to sell shares of common stock to Aspire Capital. On any business day we can select: (1) through a regular purchase of up to 200,000 shares (but not to exceed $200,000) at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a volume-weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of (i) the closing sale price on the purchase date or (ii) 95% of the VWAP for such purchase date. The Company can only require a VWAP purchase if the closing sale price for our Common Stock on the notice day for the VWAP purchase is higher than $0.50.  During the third and fourth quarters of fiscal year 2013 we sold an additional 2,880,000 shares of our common stock to Aspire Capital for approximately $592,000.  We did not sell any shares of common stock to Aspire Capital during the three months ended January 31, 2014.

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

On November 11, 2013, the Company completed a private placement with a single institutional investor, pursuant to which the Company issued a $3,500,000 principal amount 6% convertible debenture due November 11, 2016. For details on this debenture, please see Note 2, “Convertible Debentures” herein.

During the three months ended January 31, 2014, cash used in operating activities was approximately $1,172,000. Cash used in investing activities during the three months ended January 31, 2014 was $2,450,000, which resulted from the purchase of certificates of deposit totaling $2,700,000 which was partially offset by the sale of certificates of deposit totaling $250,000. Our cash provided by financing activities during the three months ended January 31, 2014 was $3,500,000, which resulted from the sale of convertible debentures in a private placement.  As a result, our cash, cash equivalents, and short-term investments at January 31, 2014 increased approximately $2,328,000 to approximately $3,226,000 from approximately $898,000 at the end of fiscal year 2013.

Total employee compensation expense during the three months ended January 2014 and 2013 was approximately $1,044,000 and $819,000, respectively, which included approximately $466,000 and $473,000, respectively, of non-cash stock-based compensation expense, related to stock options granted to employees and directors. In addition, consulting expense incurred during the three months ended January 31, 2014 and 2013 included approximately $$255,000 and $242,000, respectively, of non-cash stock stock-based compensation expense related to stock options granted to consultants.

Based on currently available information, we believe that our existing cash, cash equivalents and short-term investments, together with expected cash flows from the Stock Purchase Agreement with Aspire Capital and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable us to continue our patent licensing and enforcement activities for at least 12 months. However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand and cash that may be generated from the Stock Purchase Agreement and from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible. The sale of additional equity securities or convertible debt could result in dilution to our shareholders. We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all. We can also give no assurance that we will have sufficient funds to repay our outstanding indebtedness.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

Basis of Presentation

The condensed consolidated financial statements include the accounts of CopyTele, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The results of operations for interim periods presented are not necessarily indicative of the results that may be expected for a full year or any interim period.  Reference is made to the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, for more extensive disclosures than contained in these condensed consolidated financial statements.

            Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

In general, patent assertion revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted are perpetual in nature, extending until the expiration of the related patents. Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, and when all other revenue recognition criteria have been met.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees are expensed in the condensed consolidated statements of operations in the period that the related revenues are recognized.

Patents

Our only identifiable intangible assets are patents and patent rights. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life. Patent acquisition costs capitalized during the three months ended January 31, 2014 and 2013, was approximately $3,036,000 and $-0-, respectively. Patent amortization expense during the three months ended January 31, 2014 and 2013, was approximately $70,000 and $-0-, respectively.

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

            The conversion feature of the convertible debenture issued on January 25, 2013 qualified as an embedded derivative instrument and was bifurcated from the host convertible debenture. Accordingly, this instrument has been classified as a derivative liability in the accompanying condensed consolidated balance sheet as of January 31, 2014. Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

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

The Company determined the fair value of each of the three elements included within the Convertible Debenture due January 2015. The debenture portion (without the conversion feature) bearing interest at 8% was determined to be a debt instrument with a fair value of $1,490,000.The embedded conversion feature was determined to be a derivative liability with a fair value of $1,180,000. The Convertible Debenture Warrant was determined to be an equity instrument with a fair value of $370,000. The Company determined the fair value of each of these instruments based upon the assumptions and methodologies as discussed below.

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

The derivative liability related to the embedded conversion feature is revalued at each reporting period as well as on the date of all conversions. The value of the derivative liability associated with the conversions of the Convertible Debenture due January 2015 during fiscal year 2013 was approximately $165,000. As of October 31, 2013, the Company determined the fair value of the derivative liability to be $540,000, and accordingly, during the year ended October 31, 2013, the Company recorded a gain on the change in the fair value of the derivative liability of approximately $475,000.

As of January 31, 2014, the Company calculated the fair value of the embedded conversion feature of the Convertible Debenture due January 2015 using a Monte Carlo simulation, with the observable assumptions as provided in the table below.  The significant unobservable inputs used in the fair value measurement of the reporting entity’s embedded conversion feature are expected stock prices, levels of trading and liquidity of the Company stock, probability of default of the host instrument, and loss severity in the event of such default.  Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

As of January 31, 2014

Stock price used for valuation	$0.303
Conversion price	0.15
Discount for marketability	38.3%
Term (years)	1.00
Expected volatility	87.7%
Weighted average risk-free interest rate	0.1%
Trials	100,000
Aggregate fair value	$1,020,000

The Company recorded a loss on the change in the fair value of the derivative liability of approximately $480,000 during the three months ended January 31, 2014.

The amortization of debt discount related to the Convertible Debenture due January 2015 was approximately $119,000 for the three months ended January 31, 2014.

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

The sum of the issuance costs was $83,760, and this cost was allocated as provided below:

Attributable to:	Accounting Treatment	Amount

The embedded conversion feature (derivative)	Expensed as incurred	$55, 999
The 8% Convertible Debenture Warrant	Charged to additional paid-in capital	10,194

The 8% Convertible Debenture	Recorded as deferred issuance costs and amortized under the interest method over the term of the 8% Convertible Debenture	17,567
Total		$83,760

            In connection with the issuance of the Convertible Debenture due January 2015, on April 24, 2013, the Company prepared and filed a registration statement registering for resale the shares of its common stock which may be issued upon the conversion of the debentures and exercise of the warrants consistent with the terms and conditions of the registration rights agreement the Company entered into with the holders of the registrable shares listed above. The registration statement was declared effective by the SEC on June 19, 2013.

            The Company has agreed to maintain the effectiveness of the registration statement through the earlier of three years from the date of the issuance of the Convertible Debenture due January 2015 or until Rule 144 of the Securities Act is available to the holders to allow them to sell all of their registrable securities thereunder.

Convertible Debenture due November 2016

In November 2013, the Company received aggregate gross proceeds of $3,500,000 from the issuance of 6% convertible debentures due November 11, 2016 (“Convertible Debenture due November 2016”). The debentures pay interest annually and are convertible into shares of our common stock at a conversion price of $0.1892 per share on or before November 11, 2016.  The embedded conversion feature has certain weighted average anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $0.142 per share. The Company has the option to pay any interest on the debentures in common stock based on 90% of the volume weighted average closing sales price of our common stock for the 30 trading days immediately preceding the interest payment date. In conjunction with the issuance of the debentures, the Company issued warrants (the “Convertible Debenture Warrant”) to purchase 9,249,472 shares of its common stock. Each warrant grants the holder the right to purchase one share of the Company’s common stock at a fixed purchase price of $0.3784 per share on or before November 11, 2016. The Convertible Debenture Warrant may be exercised on a cashless basis only if there is not an effective registration statement covering such shares.

The Company determined, based upon authoritative guidance, that the conversion feature embedded within the Convertible Debenture due November 2016 should be valued separately and bifurcated from the host instrument and accounted for as a free-standing derivative liability and that the Convertible Debenture Warrant should also be valued and accounted for separately as an equity instrument.

The Company determined the fair value of each of the three elements included within the Convertible Debenture due November 2016. The debenture portion (without the conversion feature) bearing interest at 6% was determined to be a debt instrument with a fair value of $2,710,000. The embedded conversion feature was determined to be a derivative liability with a fair value of $1,570,000. The Convertible Debenture Warrant was determined to be an equity instrument with a fair value of $740,000. The Company determined the fair value of each of these instruments based upon the assumptions and methodologies as discussed below.

Since the Convertible Debenture Warrant was determined to be an equity instrument, the Company first computed the relative fair value of the Convertible Debenture due November 2016 (including the value of its conversion feature) with a fair value of $4,280,000 and the Convertible Debenture Warrant with a fair value of $740,000. Accordingly, the relative fair value of the Convertible Debenture Warrant and the Convertible Debenture due November 2016 (including the value of its conversion feature) was determined to be $515,936 and $2,984,064, respectively. Then, from the relative fair value of the Convertible Debenture due November 2016, the Company deducted in full the fair value of the embedded conversion feature of $1,570,000. The discount of $2,085,936 applied to the face value of the Convertible Debenture due November 2016 consists of the sum of the relative fair value of the Convertible Debenture Warrant of $515,936 and the full value of the bifurcated conversion option derivative liability of $1,570,000. The Convertible Debenture due November 2016 was recorded at a net value of $1,414,064, representing its face value of $3,500,000, less aggregate discounts for the derivative liability and warrant of $2,085,936, as summarized in the table below.

Face value of Convertible Debenture due November 2016		$3,500,000
Fair value of embedded conversion feature	$1,570,000
Relative fair value of Convertible Debenture Warrant	515,936
Discount	$2,085,936	(2,085,936)
Proceeds attributable to the Convertible Debenture due November 2016		$1,414,064

Accordingly, the Company accounted for the full amount of the discount as an offset to the Convertible Debenture due November 2016, amortizable under the effective interest method over the term of the debenture.

The Company calculated the fair value of the embedded conversion feature of the Convertible Debenture due November 2016 using a Monte Carlo simulation, with the observable assumptions as provided in the table below. The significant unobservable inputs used in the fair value measurement of the reporting entity’s embedded conversion feature are expected stock prices, levels of trading and liquidity of the Company stock, probability of default of the host instrument, and loss severity in the event of such default. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

As of November 11, 2013

Stock price on valuation date	$0.20
Conversion price	$0.189
Discount for lack of marketability	35.5%
Term (years)	3.00
Expected volatility	102.8%
Weighted average risk-free interest rate	0.62%
Trials	100,000
Aggregate fair value	$1,570,000

The Company calculated the fair value of the Convertible Debenture Warrant issued on November 11, 2013 using a Monte Carlo simulation, with the observable assumptions as provided in the table below. The significant unobservable inputs used in the fair value measurement of the reporting entity’s warrant value are expected stock prices, levels of trading and liquidity of the Company stock, probability of default of the host instrument, and loss severity in the event of such default. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement:

As of November 11, 2013

Stock price on valuation date	$0.20
Exercise price	$0.378
Discount for lack of marketability	22%
Term (years)	3.00

Expected volatility	102.8%
Weighted average risk-free interest rate	0.6%
Number of warrants	9,249,472
Aggregate fair value	$740,000

The Company determined the fair value of the Convertible Debenture due November 2016 by preparing an analysis of discounted cash flows, using a discount rate of 16.0%, which the Company deemed appropriate given the Company’s current risk scenarios.

The derivative liability related to the embedded conversion feature is revalued at each reporting period as well as on the date of all conversions, as discussed, below. As of January 31, 2014, the Company determined the fair value of the derivative liability to be $2,410,000, and accordingly, during the three months ended January 31, 2014, the Company recorded a loss on the change in the fair value of the derivative liability of approximately $840,000.

As of January 31, 2014, the Company calculated the fair value of the embedded conversion feature of the Convertible Debenture due November 2016 using a Monte Carlo simulation, with the observable assumptions as provided in the table below.  The significant unobservable inputs used in the fair value measurement of the reporting entity’s embedded conversion feature are expected stock prices, levels of trading and liquidity of the Company stock, probability of default of the host instrument, and loss severity in the event of such default. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

January 31, 2014

Stock price used for valuation	$0.303
Conversion price	0.189
Discount for lack of marketability	38.3%
Term (years)	2.8
Expected volatility	105%
Weighted average risk-free interest rate	0.6%
Trials	100,000
Aggregate fair value	$2,410,000

The amortization of debt discount related to the Convertible Debenture due November 2016 was approximately $98,000 for the three months ended January 31, 2014.

In connection with the issuance of the Convertible Debenture due November 2016, the Company incurred legal costs which were allocated as provided below:

Attributable to:	Accounting Treatment	Amount

The embedded conversion feature (derivative)	Expensed as incurred	$8,593
The 8% Convertible Debenture Warrant	Charged to additional paid-in capital	2,824

The 8% Convertible Debenture	Recorded as deferred issuance costs and amortized under the interest method over the term of the 8% Convertible Debenture	7,739
Total		$19,156

            In connection with the issuance of the Convertible Debenture due November 2016, on February 7, 2014, the Company prepared and filed a registration statement registering for resale the shares of its common stock which may be issued upon the conversion of the debenture and exercise of the warrant consistent with the terms and conditions of the debenture agreement the Company entered into with the holders of the registrable shares listed above.

            The Company has agreed to maintain the effectiveness of the registration statement through the earlier of three years from the date of the issuance of the Convertible Debenture due November 2016 or until Rule 144 of the Securities Act is available to the holders to allow them to sell all of their registrable securities thereunder.

3.         STOCK BASED COMPENSATION

We maintain stock equity incentive plans under which we may grant non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

On November 8, 2013, the Board of Directors approved an amendment to stock options subject to market conditions awarded on September 19, 2012 to the President and Chief Executive Officer, Senior Vice President of Engineering, and a consultant and director of the Company. The amendment modified the option award’s vesting conditions to provide that the unvested portion of the stock options vest in 23 consecutive monthly installments commencing November 30, 2013. Prior to the amendment, the option awards had provided that the stock options would vest if two separate price targets were met.  The fair value of these options was recalculated to reflect the change to service based options as of November 8, 2013 and the unrecognized compensation amount was adjusted to reflect the increase in fair value.

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”). In accordance with ASC 718, we estimate the fair value of service based stock options and performance based options on the date of grant, using the Black-Scholes pricing model. For options vesting if the trading price of the Company’s common stock exceeds price targets we use a Monte Carlo Simulation in estimating the fair value at grant date.  We recognize compensation expense for service based stock options and options subject to market conditions over the requisite or implied service period of the grant. For performance based awards, compensation expense is recognized over the requisite or implied service period of the grant when the performance target is deemed probable.

We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $466,000 and $473,000, during the three months ended January 31, 2014 and 2013, respectively, which included stock-based compensation expense of approximately $383,000 and $401,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods.  As of January 31, 2014, there was unrecognized compensation cost related to non-vested stock options granted to employees and directors, related to service based options of approximately $3,134,000, which will be recognized over a weighted-average period of 2.0 years.

We account for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 505-50, we estimate the fair value of service based stock options and performance based options at each reporting period, using the Black-Scholes pricing model. For options vesting if the trading price of the Company’s common stock exceeds price targets we estimate the fair value at each reporting period using a Monte Carlo Simulation. We recognize compensation expense for service based stock options and options subject to market conditionsover the requisite or implied service period of the grant. For performance based awards, compensation expense is recognized when the performance target is achieved.

We recorded consulting expense, related to stock options granted to consultants, of approximately $255,000 and $242,000, during the three months ended January 31, 2014 and 2013, respectively, which included consulting expense of approximately $236,000 and $242,000, respectively, related to stock options granted in prior periods. As of January 31, 2014, there was unrecognized consulting expense related to non-vested stock options granted to consultants, related to service based options of approximately $2,168,000, which will be recognized over a weighted-average period of 1.8 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving performance targets. To determine the weighted average fair value of stock options on the date of grant, employees and directors are included in a single group. The fair value of stock options granted to consultants is determined on an individual basis. The stock options we granted during the three months ended January 31, 2014 consisted of awards with 10-year terms that vest over one year and options with 10-year terms that vest over 36 months.  The stock options we granted during the three months ended January 31, 2013 consisted of options with 10-year terms that vested over one year or of options with 10-year terms that vested one-third on the at date of grant and the remainder in two annual installments.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the three months ended January 31, 2014 and 2013.

	For the Three Months Ended January 31,

	2014	2013
Weighted average fair value at grant date	$.17	$.17
Valuation assumptions:
Expected life ( years)	5.69	5.12
Expected volatility	115.4%	115.7%
Risk-free interest rate	1.76%	.58%
Expected dividend yield	0	0

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. We use the simplified method to determine expected term. The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations and the change in terms from historical options which vested immediately to terms including vesting periods of up to three years. Under the Black-Scholes pricing model we estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the options. We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants. We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

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

For options vesting if the trading price of the Company’s common stock exceeds price targets we used a Monte Carlo Simulation in estimating expected term and fair value.

Stock Option Activity

During the three-month periods ended January 31, 2014 and 2013, we granted options to purchase 7,710,000 and 1,180,000 shares, respectively, of common stock at weighted average exercise prices of $0.20 and $0.21 per share, respectively, pursuant to the CopyTele, Inc. 2010 Share Incentive Plan (the "2010 Share Plan).  No stock options were exercised during the three month periods ended January 31, 2014 and 2013.

Stock Option Plans

As of January 31, 2014, we have two stock option plans:  the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013.  Information regarding the 2003 Share Plan for the three months ended January 31, 2014 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	Shares
Options Outstanding at October 31, 2013	15,638,845	$0.72
Options Outstanding and exercisable at January 31, 2014	15,638,845	$0.72	$461,000

The following table summarizes information about stock options outstanding under the 2003 Share Plan as of January 31, 2014:

Stock Options Outstanding
		Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding

$0.07 - $0.37	1,860,000	2.95	$0.15
$0.43 - $0.70	5,384,770	1.70	$0.60
$0.74 - $0.92	6,139,075	2.56	$0.85
$1.04 - $1.46	2,255,000	1.98	$1.10

            The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants. The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares, on August 29, 2012, the maximum number of shares was further increased to 30,000,000 shares. On November 8, 2013 the Board of Directors approved an amendment to provide that effective November 8, 2013, the maximum aggregate number of shares available for issuance will be 20,000,000 shares and that on the first business day in 2014 and on the first business day of each calendar year thereafter the maximum aggregate number of shares available for issuance shall be replenished such that 20,000,000 shares will be available for issuance. Accordingly, during that three month ended January 31, 2014, the number of share in the 2010 Share Plan was increased by 25,634,980 shares to 55,634,980 shares.  In addition, on November 8, 2013 the 2010 Share Plan was amended to provide that on January 2nd of each year commencing on January 2, 2014, each non-employee director of the Company at that time shall automatically be granted a 10 year stock option to purchase 300,000 shares of common stock (400,000 for the Chairman) that will vest in four equal quarterly installments. The 2010 Share Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date. As of January 31, 2014, the 2010 Share Plan had 19,000,000 shares available for future grants.  Information regarding the 2010 Share Plan for the three months ended January 31, 2014 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2013	2,984,000	$0.25
Granted	7,710,000	$0.20
Options Outstanding at January 31, 2014	10,694,000	$0.21	$1,980,000
Options Exercisable at January 31, 2014	2,881,778	$0.24	$444,000

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of January 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.12 - $0.37	10,694,000	8.59	$0.21	2,881,778	5.51	$0.24

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, in September 2012, the Board of Directors approved the grant of stock options to purchase 41,500,000 shares and, during the year ended October 31, 2013, the Board of Directors approved the grant of stock options to purchase 3,000,000 shares.

Of the stock options granted in September 2012, nonqualified options to purchase 40,000,000 shares were issued to our new executive team, consisting of 16,000,000 stock options issued to our new President and Chief Executive Officer, 8,000,000 stock options issued to our new Senior Vice President of Engineering and 16,000,000 stock options issued to a new strategic advisor to the Company who is also a Director. These stock options have an exercise price of $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board of Directors) and have a term of ten years. Half of these stock options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the grantees are terminated by the Company without cause, an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the stock options will vest in three equal installments upon achievement of a cash milestone, which was satisfied in the fourth quarter of fiscal 2013, and two stock price targets, which were not achieved in fiscal 2013. In November 2013, in light of the cost and expense of revaluing the unvested portion of the performance-based stock options on a quarterly basis for financial reporting purposes, the Board of Directors approved an amendment to the performance-based stock options awarded on September 19, 2012 to the President and Chief Executive Officer, Senior Vice President of Engineering and the strategic advisor. The amendment modifies the option award’s vesting conditions to provide that the unvested portion of the stock options vest in 23 consecutive monthly installments commencing November 30, 2013. As of January 31, 2014, the outstanding options to purchase 40,000,000 shares had an intrinsic value of $7,176,000. As of January 31, 2014, 17,294,686 of these stock options were exercisable with an aggregate intrinsic value of approximately $3,103,000. These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The remaining nonqualified  stock options granted in September 2012 to purchase 1,500,000 shares consisted of grants of 750,000 stock options to our Chairman in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a director, and 750,000 stock options to a director in compensation for his service in recruiting the Company’s new management team. These stock options have an exercise price of $0.2225 (the average of the high and low sales price on September 21, 2012) and an intrinsic value as of January 31, 2014 of approximately $262,000. The options vest in 3 equal annual installments of 250,000 commencing on September 21, 2012 and have a term of ten years. As of January 31, 2014, 1,000,000 options were exercisable with an aggregate intrinsic value of approximately $174,000. These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

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

(c) In March 2013, nonqualified stock options to purchase an aggregate of 1,000,000 shares were granted to the Company’s three outside directors. Each of these stock options has an exercise price of $0.195 (the average of the high and low sales price on date of grant) and vest in four equal quarterly installments commencing March 31, 2013.

As of January 31, 2014, the options to purchase 3,000,000 shares had an intrinsic value of approximately $550,000 and the portion exercisable of 2,000,000 shares had an intrinsic value of approximately $380,000. These options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The following table summarizes information about the above stock options outstanding that were not granted under the 2003 Share Plan or the 2010 Share Plan as of January 31, 2014:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.21-$0.235	44,500,000	8.66	$0.22	20,294,687	8.67	$0.22

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  During the three-month periods ended January 31, 2014 and 2013, we issued 90,000 shares and 125,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2010 Share Plan. We recorded consulting expense for the three-month periods ended January 31, 2014 and 2013 of approximately $28,000 and $26,000, respectively for the shares of common stock issued to consultants.

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

Level 3 – Financial instruments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the instruments.

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2014:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$776,141	$-	$-	$776,141

Certificates of deposit Short-term investments	2,450,000	-	-	2,450,000

Videocon Industries Limited global depository receipts	3,986,427	-	-	3,986,427
Total financial assets	$7,212,568	$-	$-	$7,212,568

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2013:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$898,172	$-	$-	$898,172
Videocon Industries Limited global depository receipts	4,197,341	-	-	4,197,341
Total financial assets	$5,095,513	-	$-	$5,095,513

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of January 31, 2014:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$3,430,000	$3,430,000
Patent acquisition obligation	-	-	2,936,977	2,936,977
	$-	$-	$6,366,977	$6,366,977

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of October 31, 2013:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$540,000	$540,000

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Three Months Ended January 31, 2014
Beginning balance	$540,000
Fair value of patent acquisition obligation	2,936,977
Aggregate fair value of bifurcated conversion feature issued	1,570,000
Change in fair value of bifurcated conversion feature	1,320,000
Ending balance	$6,366,977

The bifurcated conversion feature is accounted for as a derivative liability and is measured at fair value using a Monte Carlo simulation model and is classified within Level 3 of the valuation hierarchy. The patent acquisition obligation is measured at fair value based on a discounted present value and is classified within Level 3 of the valuation hierarchy.

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instrument are discussed in Note 2 “Convertible Debentures”. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Principal Financial Officer with support from the Company’s consultants.

In accordance with the provisions of ASC 815, the Company presents the bifurcated conversion feature liability at fair value in its condensed consolidated balance sheet, with the corresponding changes in fair value, if any, recorded in the Company’s condensed statements of operations for the applicable reporting periods. As disclosed in Note 2, the Company computed the fair value of the derivative liability at the date of issuance and the reporting date of January 31, 2014 using the Monte Carlo simulation model.

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

5.         INVESTMENTS

Short-term Investments

At January 31, 2014, we had marketable securities consisting of certificates of deposit of approximately $2,450,000, which were classified as "available-for-sale securities" and reported at fair value.

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

 The fair value of investment in Videocon as of January 31, 2014 and October 31, 2013, and the unrealized loss for the three month period ended January 31, 2014, are as follows:

Investment in Videocon
Fair Value as of October 31, 2013	$4,197,341
Unrealized loss	210,914
Fair Value as of January 31, 2014	$3,926,427

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

6.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consist of the following as of:

	January 31, 2014	October 31, 2013

Accounts payable	$491,773	$527,208
Payroll and related expenses	349,586	345,484
Accrued litigation expense, consulting and other professional fees	205,906	248,730
Accrued other	169,160	155,048
Total	$1,216,425	$1,276,470

7.          NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the three-month periods ended January 31, 2014 and 2013, were stock options to purchase 70,832,845 and 61,408,845 shares respectively, and warrants to purchase 19,128,231 and 13,658,759 shares, respectively and debentures convertible into 28,099,423 shares and 19,919,425 shares respectively.

8.         EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

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

9.         INCOME TAXES

We file Federal, New York State and California State income tax returns. Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1997. We account for interest and penalties related to income tax matters in marketing, general and administrative expenses. There are no unrecognized income tax benefits as of January 31, 2014 and October 31, 2013.

10.       SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on management’s approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  The chief operating decision-maker manages the enterprise as a single segment which includes the licensing and enforcement of patents.

11.       COMMITMENT AND CONTINGENCES

Patent Acquisition Obligations

As of January 31, 2014, we have incurred obligations due no later than November 2017 related to the acquisition of patents, which have a discounted present value of approximately $2,937,000, and which amount will be reduced by royalties paid during the period. The payment due in November 2017 is payable at the option of the Company in cash or common stock.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

As used herein, “we,” “us,” “our,” the “Company”, “CopyTele” or “CTI” means CopyTele, Inc. and its wholly-owned subsidiaries unless otherwise indicated.  Our principal operations include the development, acquisition, licensing, and enforcement of patented technologies that are either owned or controlled by the Company or one of our wholly owned subsidiaries.  The Company currently owns or controls nine patent portfolios.  As part of our patent assertion activities and in the ordinary course of our business, the Company, and our wholly owned subsidiaries, have initiated and will likely continue to initiate patent infringement lawsuits, and engage in patent infringement litigation.  Since implementing our new business model in January 2013, the Company has initiated 41 lawsuits in connection with 5 of our patent portfolios. Our primary source of revenue will come from licenses resulting from the unauthorized use of our patented technologies, including the settlement of patent infringement lawsuits. We entered into 4 revenue producing licenses in fiscal year 2013 and 2 additional revenue producing licenses since January 31, 2014, from 2 of our patent portfolios.  As a result of these licenses, which were in settlement of lawsuits, the Company currently has 35 lawsuits in connection with 5 of our patent portfolios.  In addition to continuing to mine and monetize our existing patents, our wholly owned subsidiary, CTI Patent Acquisition Corporation, will continue to acquire patents and the exclusive rights to license and enforce patents from third parties.

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

Patent Monetization and Patent Assertion Activities

On January 28, 2013, CTI initiated a patent infringement lawsuit in the United States District Court for the Northern District of California against E Ink Corporation (“E Ink”), asserting U.S. Pat. Nos. 5,964,935; 6,113,810; and 6,194,488; covering CTI’s ePaper® Electrophoretic Display technology, which patents expire in 2017. CTI alleges that E Ink has infringed and continues to infringe such patents in connection with the manufacture, sale, use, and importation of electrophoretic displays.  On January 28, 2013, CTI also filed a separate joint lawsuit against both AU Optronics Corp. (“AUO”) and E Ink, the AUO/E Ink Lawsuit (as defined below). In June of 2013, CTI and AUO agreed to arbitrate CTI’s charges in the AUO/E Ink Lawsuit.  The Court also ordered E Ink to participate in the arbitration, for purposes of discovery. Because issues in the AUO/E Ink arbitration need to be resolved before the patent infringement case can proceed against E Ink, the Court dismissed the patent infringement case, without prejudice, meaning that CTI can re-file the patent infringement lawsuit, if necessary, following the arbitration.

On May 1, 2013, CTI’s wholly owned subsidiary, Secure Web Conference Corporation, initiated a patent infringement lawsuit in the United States District Court for the Eastern District of New York against Microsoft Corporation, with respect to U.S. Patent Nos. 6,856,686 and 6,856,687, covering CTI’s Key Based Web Conferencing Encryption technology, allegedly utilized by Microsoft’s SKYPE and Lync video conferencing services, which patents expire in 2020 and 2021, respectively.  On July 8, 2013, Secure Web Conference Corporation initiated similar lawsuits in the United States District Court for the Eastern District of New York against Citrix Systems and Logitech International.

On August 7, 2013, CTI’s wholly owned subsidiary, J-Channel Industries Corporation, filed 8 separate patent infringement lawsuits in the United States District Court for the Eastern District of Tennessee, against Lowe’s Companies, Clayton Homes, Pella Corporation, Jeld-Wen, Atrium Windows and Doors, Ply Gem Industries, RGF Industries, Tafco Corporation, Kinro Manufacturing, and Elixir Industries, all in connection with U.S. Reissue Patent No. 40,041, covering CTI’s J-Channel Window Frame Construction technology, which patent expired in 2012. The lawsuits cover infringements for periods prior to the expiration of the patents.

On August 20, 2013, CTI’s wholly owned subsidiary, Loyalty Conversion System Corporation, filed 10 separate patent infringement lawsuits in the United States District Court for the Eastern District of Texas, against Alaska Airlines, American Airlines, Delta Airlines, Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines, United Airlines, and U.S. Airways, all in connection with U.S. Patent Nos. 8,313,023 and 8,511,550, covering CTI’s Loyalty Conversion Systems technology, which patents expire in 2026.

On October 9, 2013, CTI’s wholly owned subsidiary, J-Channel Industries Corporation, filed 19 patent infringement lawsuits in the Federal District Court for the Eastern District of Tennessee, in connection U.S. Reissue Patent No. 40,041, covering CTI’s J-Channel Window Frame Construction technology, which patent expired in 2012. The lawsuits cover infringements for periods prior to the expiration of the patents. Defendants in the lawsuits consist of retailers and window manufacturers, including: Home Depot U.S.A., Inc.; Anderson Corporation; American Builders & Contractors Supply Co., Inc. (ABC Supply); Comfort View Products, LLC; Croft, LLC; Moss Supply Company; Wincore Window Company LLC; Vinylmax, LLC; Simonton Building Products, Inc.; HWD Acquisition, Inc. (Hurd Windows); Magnolia Windows and Doors, LLC; MGM Industries, Inc., MI Windows and Doors LLC; PGT Industries, Inc.; Quaker Window Products Co.; Sun Windows, Inc.; Weather Shield Manufacturing, Inc.; West Window Corporation; Woodgrain Millwork, Inc.; and YKK-AP American Inc.

The Company has engaged in and will continue to engage in patent infringement lawsuits in the ordinary course of its business operations.  All litigation involves a significant degree of uncertainty, and we give no assurances as to the outcome or duration of any lawsuit.

Licensing Activity

During the fiscal year ended October 31, 2013, the Company has entered into 4 license agreements in connection with 2 of our patented technologies. In October 2013, we entered into a license agreement with Alaska Air Group, Inc. in connection with our Loyalty Conversion Systems technology. In addition, in October 2013 we entered into license agreements with Tafco Corporation, RGF Industries and Elixir Industries, all in connection with our patented J-Channel Window Frame Construction technology. All of the agreements provide for one-time, non-recurring, lump sum payments in exchange for a non-exclusive license, or covenant not to sue. The Alaska Air Group payment covers alleged past and future infringing activity through May of 2026, the expiration date of the Loyalty Conversion Systems patents.  The Tafco, RGF, and Elixir payments cover alleged past infringing activity from February 2008, the date of the re-issued J-Channel Window Frame Construction patent, through February 2012, the date that the J-Channel Window Frame Construction patent expired. All of the aforementioned license agreements were entered into in connection with the settlement of patent infringement lawsuits, which lawsuits have been dismissed.

RESULTS OF OPERATIONS

            Three months ended January 31, 2014 compared to the three months ended January 31, 2013

Revenue from Patent Assertion Activities

The Company currently owns or controls 9 patent portfolios. Since implementing our new business model in January of 2013, the Company has initiated 41 lawsuits in connection with 5 of our patent portfolios. Our primary source of revenue will come from licenses resulting from the unauthorized use of our patented technologies, including the settlement of patent infringement lawsuits.  During the fourth quarter of fiscal year 2013 we entered into 4 license agreements.  The license agreements provided for one-time, non-recurring, lump sum payments in exchange for a non-exclusive retroactive and future license, or covenant not to sue.  Accordingly, the earning process was complete and 100% of the revenue was recognized upon execution of the license agreements. We did not enter into any license agreements during the three months ended January 31, 2014 or 2013 and did not recognize any revenue during those periods.

Litigation and Licensing Expenses

Litigation and licensing expenses of approximately $33,000 in the three months ended January 2014 are attributable to our patent assertion activities and the AUO/EInk Lawsuit.  We initiated lawsuits against AUO and E Ink on January 28, 2013 but did not incur any litigation and licensing expenses during the three months ended January 31, 2013.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $141,000 to approximately $1,932,000 in the three months ended January 31, 2014, from approximately $2,073,000 in the comparable prior-year period. The decrease in marketing, general and administrative expenses was principally due to an increase in employee compensation, excluding stock option expense, of approximately $244,000 which was primarily attributable to employee bonuses, a bonus paid to the Company’s strategic advisor of $100,000, an increase in shareholder relations expense of approximately $70,000, and an increase in patent amortization expense of approximately $70,000. The above increases were offset by decreased legal and accounting fees of approximately $312,000, and decreased rent expense of approximately $246,000. During the first quarter of fiscal 2013 we began to vacate and return a substantial portion of our facilities to the landlord for possible re-letting and recorded an expense of approximately $186,000 related to future rentals of unused facilities. The additional legal and accounting fees in 2013 were primarily related to the Company’s restructuring, which commenced in the fourth quarter of the fiscal year 2012.  Marketing, general and administrative expense for the three month periods ended January 31, 2013 and 2014, includes approximately $721,000 and $714,000, respectively, of non-cash stock option expense.

Change in Value of Derivative Liability

Change in value of derivative liability was a loss of approximately $1,320,000 in the three month period ended January 31, 2014 compared to $-0- in the comparable prior year period.  The derivative liability represents the bifurcated conversion features of the January 2013 Convertible Debentures and the November 2013 Convertible Debentures.

Interest Expense

Interest expense increased by approximately $357,000 to approximately $379,000 in the three month period ended January 31, 2014 from $22,000 in the prior year period.  Interest expense in the current period includes approximately $217,000 of amortization of debt discounts on convertible debentures compared to $-0- in the prior year and approximately $86,000 of amortized interest on our patent acquisition obligation compared to $-0- in the prior year period.

Dividend Income

Dividend income of approximately $48,000 received in the three month period ended January 31, 2014 was related to the Videocon GDR’s.  There was no dividend income received in the three month period ended January 31, 2013.

Interest Income

Interest income increased to $1,000 in the current period compared to approximately $-0- in the three months ended January 31, 2013 due to the increased amount of short term investments during the current period.

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

In November 2013, we received gross proceeds of $3,500,000 from the issuance of a 6% Convertible Debenture due November 11, 2016, to a single institutional investor.  The November 2013 debenture pays interest annually and is convertible into shares of our common stock at a conversion price of $0.1892 per share on or before November 11, 2016.  The embedded conversion feature has certain anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $0.1419 per share.  In conjunction with the issuance of the November 2013 debentures, we issued warrants to purchase 9,249,472 shares of our common stock.  Each November 2013 warrant grants the holder the right to purchase one share of our common stock at a fixed purchase price of $0.3784 per share on or before November 11, 2016.  We also agreed to register the common stock issuable upon conversion of the November 2013 debentures and exercise of the November 2013 warrants.  The November 2013 warrants may be exercised on a cashless basis only if there is not an effective registration statement covering such shares at the time the warrants are exercised.

Based on currently available information, we believe that our existing cash, cash equivalents and short-term investments, together with expected cash flows from the Stock Purchase Agreement with Aspire Capital and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable us to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand and cash that may be generated from the Stock Purchase Agreement and from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our shareholders. We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  We can also give no assurance that we will have sufficient funds to repay our outstanding indebtedness.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

The following table presents our expected cash requirements for contractual obligations outstanding as of January 31, 2014:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Non-cancelable Operating Leases	$ 124,000	$ -	$ -	$ -	$ 124,000

Convertible Debentures due 2016	-	3,500,000	-	-	3,500,000

Convertible Debentures due 2015	1,440,000	-	-	-	1,440,000

Secured Loan Obligation to Mars Overseas	5,000,000	-	-	-	5,000,000

Total Contractual Cash Obligations	$ 6,564,000	$3,500,000	$ -	$ -	$10,064,000

Critical Accounting Policies

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

We believe that, of the significant accounting policies discussed in Note 2  to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, the following accounting policies require our most difficult, subjective or complex judgments:

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

In general, patent revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted are perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, and when all other revenue recognition criteria have been met.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment. In evaluating our investment in Videocon GDR’s at October 31, 2013, we determined that based on both the duration and continuing magnitude of the market price decline compared to the carrying cost basis of approximately $5,382,000, and the uncertainty of its recovery we recorded a write-down of the investment of approximately of $1,185,000 and established a new cost basis of approximately $4,197,000.   During the three months ended January 31, 2014, we recorded an unrealized loss on our investment of approximately $211,000.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $466,000 and $473,000 during the three months ended January 31, 2014 and 2013, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50.  We recognized stock-based compensation expense for stock options granted to non-employee consultants during the three months ended January 31, 2014 and 2013, of approximately $255,000 and $242,000, respectively. See Note 2 to the consolidated financial statements for additional information.

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

FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 and the condensed consolidated financial statements included in this Report.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At January 31, 2014, our investment in Videocon GDRs is recorded at fair value of approximately $3,986,000 and has exposure to additional price risk.  The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of January 31, 2014, amounts to approximately $399,000.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our President and Chief Executive Officer and our Vice President – Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our President and Chief Executive Officer and our Vice President – Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

On January 28, 2013, we filed a lawsuit in the United States Federal District Court for the Northern District of California against AUO and E Ink in connection with the EPD License Agreement and the Nano Display License Agreement, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment, unfair business practices, attempted monopolization, and other charges, and we are seeking compensatory, punitive, and treble damages..

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

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended January 31, 2014, the Company issued an aggregate of 90,000 shares of our common stock to various companies in payment of public relations and investor relations services. In November 2013, the Company issued 1,000,000 shares of our common stock to an inventor in connection with the acquisition of patents.  In both instances, the common stock was issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

During the quarter ended January 31, 2014, the Company issued 150,785 shares of our common stock in payment of interest on the principal amount of the 8% Convertible Debenture due 2015 that we issued in our January 2013 private placement. These securities were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.   None.

Item 4. Mine Safety Disclosures.  Not Applicable.

Item 5. Other Information.

            (a)        None.

(b)        There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.  Exhibits.

10.1        Amendment No. 3 to the CopyTele, Inc. 2010 Share Incentive Plan. (Filed herewith.)

31.1        Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2014. (Filed herewith.)

31.2     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2014. (Filed herewith.)

32.1        Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 17, 2014. (Filed herewith.)

32.2        Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 17, 2014. (Filed herewith.)

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

COPYTELE, INC.

	By:	/s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
March 17, 2014	(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal
March 17, 2014	Financial and Accounting Officer)