Form 10-K/A
period 2013-10-31
COPYTELE INC
filed 2014-04-16
CIK 715446

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

Accelerated filer  [__]

Non-accelerated filer  [__] (Do not check if a smaller reporting company)

Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the OTCQB on such date ($0.228 ): $37,710,056

On January 10, 2014, the registrant had outstanding 210,447,530 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K/A (“Amendment No. 2”) of CopyTele, Inc. (“we”, “our” or the “Company”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013, which was originally filed with the Securities and Exchange Commission (“SEC”) on January 16, 2014 and amended on January 17, 2014 (collectively, the “Original Filing”), in order to include certain additional disclosure relating to our patent portfolios. In addition, as further required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 contains new certifications (the “Certifications”) by our current principal executive officer and principal financial officer, filed as exhibits hereto under Part IV, Item 15 hereof.

TABLE OF CONTENTS

Item No.	Description	Page

Cautionary Statement Regarding Forward-Looking Statements

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B .	Unresolved Staff Comments
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 3.	Legal Proceedings.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk……………………………………………
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART IV
Item 15.	Exhibits

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING

STATEMENTS

Information included in this Amendment No. 2 to our Annual Report on Form 10-K/A (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Report under “Item 1A. – Risk Factors” below.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company”, “CopyTele” or “CTI” means CopyTele, Inc. unless otherwise indicated.  Unless otherwise indicated, all references in this Report to “dollars” or “$” refer to US dollars.

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

On May 1, 2013, CTI’s wholly owned subsidiary, Secure Web Conference Corporation, initiated a patent infringement lawsuit in the United States District Court for the Eastern District of New York against Microsoft Corporation, with respect to U.S. Patent Nos. 6,856,686 and 6,856,687, covering CTI’s Key Based Web Conferencing Encryption technology, allegedly utilized by Microsoft’s SKYPE and Lync video conferencing services, which patents expire in 2020. On July 8, 2013, Secure Web Conference Corporation initiated similar lawsuits in the United States District Court for the Eastern District of New York against Citrix Systems and Logitech International.

On August 7, 2013, CTI’s wholly owned subsidiary, J-Channel Industries Corporation, filed 8 separate patent infringement lawsuits in the United States District Court for the Eastern District of Tennessee, against Lowe’s Companies, Clayton Homes, Pella Corporation, Jeld-Wen, Atrium Windows and Doors, Ply Gem Industries, RGF Industries, Tafco Corporation, Kinro Manufacturing, and Elixir Industries, all in connection with U.S. Reissue Patent No. 40,041, covering CTI’s J-Channel Window Frame Construction technology, which patent expired in 2012. The lawsuits cover infringing activity from February of 2008 through February of 2012. .

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

On October 9, 2013, CTI’s wholly owned subsidiary, J-Channel Industries Corporation, filed 19 patent infringement lawsuits in the Federal District Court for the Eastern District of Tennessee, in connection with U.S. Reissue Patent No. 40,041, covering CTI’s J-Channel Window Frame Construction technology, which patent expired in 2012. Defendants in the lawsuits consist of retailers and window manufacturers, including: Home Depot U.S.A., Inc.; Anderson Corporation; American Builders & Contractors Supply Co., Inc. (ABC Supply); Comfort View Products, LLC; Croft, LLC; Moss Supply Company; Wincore Window Company LLC; Vinylmax, LLC; Simonton Building Products, Inc.; HWD Acquisition, Inc. (Hurd Windows); Magnolia Windows and Doors, LLC; MGM Industries, Inc., MI Windows and Doors LLC; PGT Industries, Inc.; Quaker Window Products Co.; Sun Windows, Inc.; Weather Shield Manufacturing, Inc.; West Window Corporation; Woodgrain Millwork, Inc.; and YKK-AP American Inc. The lawsuits cover infringing activity from February of 2008 through February of 2012.

The Company has engaged in and will continue to engage in patent infringement lawsuits in the ordinary course of its business operations.  All litigation involves a significant degree of uncertainty, and we give no assurances as to the outcome or duration of any lawsuit.

Licensing Activity

During the fiscal year ended October 31, 2013, the Company has entered into 4 license agreements in connection with 2 of our patented technologies. In October 2013, we entered into a license agreement with Alaska Air Group, Inc. in connection with our Loyalty Conversion Systems technology. In addition, in October 2013 we entered into license agreements with Tafco Corporation, RGF Industries and Elixir Industries, all in connection with our patented J-Channel Window Frame Construction technology. All of the agreements provide for one-time, non-recurring, lump sum payments in exchange for a non-exclusive license, or covenants not to sue. The Alaska Air Group payment covers alleged past and future infringing activity through May of 2026, the expiration date of the Loyalty Conversion Systems patents.  The Tafco, RGF, and Elixir payments cover alleged past infringing activity from February 2008, the date of the re-issued J-Channel Window Frame Construction patent, through February 2012, the date that the J-Channel Window Frame Construction patent expired. All of the aforementioned license agreements were entered into in connection with the settlement of patent infringement lawsuits, which lawsuits have been dismissed.

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

On January 28, 2013, we terminated the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, we also filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment, unfair business practices, attempted monopolization, and other charges, and we are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”).  In June of 2013, CTI and AUO agreed to arbitrate CTI’s charges, which we believe should result in a faster and more efficient adjudication.  For more details on the AUO/E Ink Lawsuit, please see “Item 3, Legal Proceedings” in this Report.

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

On a cumulative basis we have sustained substantial losses and negative cash flows from operations since our inception.   As of October 31, 2013, our accumulated deficit was approximately $134,750,000.  As of October 31, 2013, we had approximately $898,000 in cash and cash equivalents on hand, and negative working capital of approximately $1,978,000. We incurred losses of approximately $10,080,000 in fiscal 2013. We expect to continue incurring significant legal and general and administrative expenses in connection with our operations.  As a result, we anticipate that we will incur losses in the future.

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

Certain of our patent portfolios are subject to existing license agreements with AUO and Videocon, which may limit our ability to monetize them.

In the course of entering into the EPD License Agreement and the Nano Display License Agreement with AUO, and the Videocon License Agreement with Videocon, certain rights to our ePaper® Electrophoretic Display patents were licensed to AUO, and certain rights to our Nano Field Emission Display patents were licensed to AUO and Videocon, respectively.  We have terminated the EPD License Agreement and the Nano Display License Agreement with AUO although we can give no assurance that AUO will not challenge the effectiveness of such terminations, and we expect that our relationship with Videocon will end by the end of 2014. We intend to take the steps necessary to seek to remove any encumbrances that may inhibit our patent licensing and enforcement efforts in connection with the ePaper® Electrophoretic Display patents, however, we can give no assurance that the patents will be unencumbered.  If the patent portfolios remain encumbered or if our termination of the AUO license agreements are deemed to be ineffective, it could limit our ability to assert the ePaper® Electrophoretic Display patents against potential infringers, and otherwise monetize the Nano Field Emission Display patents.

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

Our revenues are unpredictable, may come from a small number of licensees, and may harm our financial condition.

In our fiscal year ended October 31, 2013, our revenue was derived from four licenses, and a substantial portion of our revenue was derived from one licensee. It is likely that going forward, a substantial portion of our revenue in each reporting period may come from a small number of licensees, and that one licensee may account for a substantial portion of our revenue. As a result, our revenues may be unpredictable and may vary from period to period.

Our success depends in part upon our ability to retain top legal counsel to represent us in patent enforcement litigation.

The success of our licensing business depends upon our ability to retain top legal counsel to prosecute patent infringement litigation. As our patent enforcement actions increase, it will become more difficult to find the top legal counsel to handle all of our cases because many of the top law firms may have a conflict of interest that prevents their representation of us.

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

We have the right to sell up to $10 million of our shares of common stock to Aspire, including the 5,380,000 shares sold to Aspire Capital since April 23, 2013, and have issued 3,500,000 shares to Aspire Capital as a commitment fee. We cannot execute any sales to Aspire when the closing price of our common stock is less than $0.15 per share.  We were obligated to register these shares with the SEC. The registration statement declared effective by the SEC on June 19, 2013 registers 20,000,000 shares for issuance and sale to Aspire Capital under the Purchase Agreement.  It is anticipated that these shares will be sold by Aspire Capital pursuant to the registration statement or sold in reliance on an exemption from registration in Rule 144A of the Securities Act.

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

PART II

Item 5.

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB under the symbol “COPY”.  The high and low sales prices as reported by the OTCQB for each quarterly fiscal period during our fiscal years ended October 31, 2013 and 2012 have been as follows:

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

In connection with the November 2013 offering, the Company granted registration rights with respect to the November 2013 Conversion Shares and the November 2013 Warrant Shares.  The Company is obligated to use its reasonable best efforts to cause a registration statement registering for resale the November 2013 Conversion Shares and the November 2013 Warrant Shares to be filed no later than 90 days from the November 11, 2013.  The Company is required to use it reasonable best efforts to keep the registration statement effective until the November 2013 Conversion Shares and the November 2013 Warrant Shares can be sold under Rule 144(k) of the Securities Act or such earlier date when all November 2013 Conversion Shares and the November 2013 Warrant Shares have been sold publicly; provided, however, the Company shall not be required to keep the registration statement effective for a period of more than three years from November 11, 2013.  If a registration statement covering the resale of the November 2013 Conversion Shares is not filed within the 90-day period (the “Filing Default”), then on the date of the Filing Default and on each monthly anniversary (if the Filing Default has not been cured by such date) until the Filing Default is cured, the Company shall pay in cash to the November 2013 Debenture holder liquidated damages equal to 1.0% of the principal amount represented by the November 2013 Debenture.  The liquidated damages will apply on a daily pro-rata basis for any portion of a month prior to curing of the Filing Default.  The Company will not be liable for liquidated damages with respect to the November 2013 Warrant or November 2013 Warrant Shares.  The Company also granted the investor the right to designate an observer to the Company’s Board or, in the alternative, the right to appoint a director to the Company’s Board for so long as it owns at least 2,000,000 shares of the Company’s common stock (including any shares which the investor has the right to acquire upon conversion of the November 2013 Debenture or exercise of the November 2013 Warrant).

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

	As of and for the fiscal years ended October 31,
	2013	2012	2011	2010	2009
Revenue from patent assertion activities	$ 388,850	$ -	$ -	$ -	$ -
Amortization of revenue from display technology development and license fees received from AUO in 2011	-	940,010	872,670	-	-
Amortization of revenue from display technology development and license fees received from Videocon	-	-	-	600,000	913,332
Encryption products & engineering services revenue	-	-	130,523	130,675	142,465
Inventor royalties and contingent legal fees	207,743	-	-	-	-
Litigation and licensing expense	108,915	-	-	-	-
Cost of encryption products & engineering services	-	-	34,081	82,307	65,688
Research and development expenses	-	2,211,506	3,124,773	3,007,459	4,116,200
Marketing, general and administrative expenses	7,989,846	2,863,060	2,872,605	2,889,129	4,194,227
Impairment in value of investments	1,184,710	127,500	1,785,793	-	9,218,972
Change in value of derivative liability – income (loss)	475,189	-	-	-	-
Loss on extinguishment of debt	343,517	-	-	-	-
Interest expense	1,109,519	7,664	-	-	-
Dividend income	-	13,463	33,507	68,211	29,468
Interest income	125	3,458	2,516	4,878	20,807
Provision for income taxes	-	-	600,000	-	-
Net loss	(10,080,086)	(4,252,799)	(7,378,036)	(5,175,131)	(16,489,015)
Net loss per share of common stock – basic and diluted	($.05)	($.02)	($.04)	($.03)	($.12)
Total assets	5,439,538	5,660,676	8,645,832	10,046,076	9,848,446
Long term obligations	5,548,598	5,032,273	-	-	-
Shareholders’ equity	(3,320,593)	(1,194,056)	1,058,033	4,595,955	4,452,272
Cash dividends per share of common stock	-	-	-	-	-

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

Fiscal Year ended October 31, 2013 compared with Fiscal Year ended October 31, 2012

Revenue

Revenue decreased by approximately $551,000 in fiscal year 2013, to approximately $389,000, as compared to approximately $940,000 in fiscal year 2012.  Fiscal 2013 revenue of approximately $389,000, which was recognized in the fourth quarter, was attributable to patent assertion activities relating to the issuance of four license agreements.  The license agreements provided for one-time, non-recurring, lump sum payments in exchange for a non-exclusive retroactive and future license, or covenant not to sue.  Accordingly, the earning process was complete and 100% of the revenue was recognized upon execution of the license agreements. The Company received approximately $214,000 of such revenue during the fourth quarter of fiscal 2013 and recorded a receivable of $175,000.

 Revenue from fiscal 2012 was attributable to display technology development and license fees related to the AUO License Agreements. Revenue from the AUO License Agreements was recognized using a proportional performance method over the estimated period that we expected to complete the performance conditions of the agreements.  Revenue recognition of display technology development and license fees has been suspended pending resolution of the AUO/E Ink Lawsuit. See “- Agreements Relating to Previous Business Operations” above in Item 1.

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

The following table presents our expected cash requirements for contractual obligations outstanding as of October 31, 2013:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Non-cancelable Operating Leases	$ 228,000	$ 19,000	$ -	$ -	$ 247,000

Convertible Debentures due 2015	-	1,440,000	-	-	1,440,000

Secured Loan Obligation to Mars Overseas	-	5,000,000	-	-	5,000,000

Total Contractual Cash Obligations	$ 228,000	$ 6,459,000	$ -	$ -	$ 6,687,000

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

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  We recorded stock-based compensation expense for the years ended October31, 2013 and 2012, of approximately $-0- and $927,000, respectively, for the shares of common stock issued to employees.  In addition, we recorded consulting expense for the years ended October 31, 2013 and 2012 of approximately $305,000 and $76,000, respectively, for the shares of common stock issued to consultants.

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

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Report.  Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2013 has not been audited by our auditors, Haskell & White LLP, or any other independent registered accounting firm.

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

10.8

CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)

10.9

Amendment No. 1 to the CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)

10.10

Amendment No. 2 to the CopyTele, Inc. 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012).

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

21

Subsidiaries of CopyTele, Inc.  (Previously submitted with our Form 10-K dated January 16, 2014.)

23.1

Consent of Haskell & White LLP.  (Previously submitted with our Form 10-K dated January 16, 2014.)

31.1

Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2014.  (Filed herewith.)

31.2

Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2014.  (Filed herewith.)

32.1

Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated April 16, 2014.  (Filed herewith.)

32.2

Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated April 16, 2014.  (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

By:  /s/ Robert A. Berman

Robert Berman
President and

April 16, 2014

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:  /s/ Robert A. Berman

Robert Berman

President, Chief Executive Officer

April 16, 2014                                                                                  and Director (Principal Executive Officer)

By:  /s/ Henry P. Herms
Henry P. Herms

Vice President - Finance,

Chief Financial Officer and

Director (Principal Financial

April 16, 2014                                                                                  and Accounting Officer)

By:  /s/ Lewis H. Titterton Jr.
Lewis H. Titterton Jr.

April 16, 2014                                                                                  Chairman of the Board

                                                                                                By:  /s/ Dr. Amit Kumar

Dr. Amit Kumar

April 16, 2014                                                                                  Director

                                                                                                By:  /s/ Kent B. Williams

Kent B. Williams

April 16, 2014                                                                                  Director

                                                                                                By:  /s/ Bruce F. Johnson

Bruce F. Johnson

April 16, 2014                                                                                  Director