Form 10-Q
period 2014-04-30
COPYTELE INC
filed 2014-06-16
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

                                                                                                                         Yes         No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On June 10, 2014, the registrant had outstanding 220,392,190 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

I.  FINANCIAL INFORMAPART TION

Item 1.  Financial Statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	April 30, 2014	October 31, 2013
Current assets:
Cash and cash equivalents	$617,719	$898,172
Short-term investment in certificates of deposit	2,050,000	-
Accounts receivable	828,367	175,000
Prepaid expenses and other current assets	134,183	160,646
Total current assets	3,630,269	1,233,818

Investment in Videocon Industries Limited global depository receipts, at market value	3,977,452	4,197,341
Patents, net of accumulated amortization of $151,805	2,884,306	-
Property and equipment, net of accumulated depreciation of $47,110 and $45,654 respectively	8,252	8,379
Total assets	$10,500,279	$5,439,538

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,261,721	$1,276,470
Royalties and contingent legal fees payable	482,546	207,743
Derivative liability, at fair value	2,750,000	540,000
Loan payable to related party	5,000,000	-
Deferred revenue, non-refundable license fees	1,187,320	1,187,320
Total current liabilities	10,681,587	3,211,533

Contingencies (Note 10)
Convertible debentures due November 2016, net of discount of $1,872,503	1,627,497	-
Convertible debentures due January 2015, net of discount of $891,402	-	548,598
Patent acquisition obligation	3,036,745
Loan payable to related party	-	5,000,000

Shareholders’ deficiency:
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 600,000,000 shares authorized; 219,422,190 and 209,276,745 shares issued and outstanding, respectively	2,194,222	2,092,767
Additional paid-in capital	140,207,396	134,750,048
Loan receivable from related party	(5,000,000)	(5,000,000)
Accumulated deficit	(142,027,279)	(135,163,408)
Accumulated other comprehensive (loss)	(219,889)	-
Total shareholders’ deficiency	(4,845,550)	(3,320,593)

Total liabilities and shareholders’ deficiency	$10,500,279	$5,439,538

The accompanying notes are an integral part of these condensed consolidated financial statements

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Six Months Ended April 30,
	2014	2013

Revenue from patent assertion activities	$1,105,000	$-

Operating costs and expenses:
Inventor royalties and contingent legal fees	465,095	-
Litigation and licensing expenses	104,017	6,750
Amortization of patents	151,840	-
Marketing, general and administrative expenses (including non-cash stock option compensation expense of $1,877,106 and $1,454,960, respectively)	3,704,060	3,917,074
Total operating costs and operating expenses	4,425,012	3,923,824

Loss from operations	(3,320,012)	(3,923,824)

Change in value of derivative liabilities	(2,310,704)	210,000

Loss on extinguishment of debt	(482,915)	-

Interest expense	(801,128)	(857,653)

Dividend income	47,568	-

Interest income	3,320	37

Loss before income taxes	(6,863,871)	(4,571,440)

Provision for income taxes	-	-

Net loss	$(6,863,871)	(4,571,440)

Other comprehensive (loss) income:
Unrealized (loss) gain on investment in Videocon Industries Limited global depository receipts	(219,889)	1,292,410

Total comprehensive loss	$(7,083,760)	(3,279,030)

Net loss per share:
Basic and diluted	$(0.03)	(0.02)

Weighted average common shares outstanding:
Basic and diluted	211,554,021	188,674,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended April 30,
	2014	2013

Revenue from patent assertion activities	$1,105,000	$-

Operating costs and expenses:
Inventor royalties and contingent legal fees	465,095	-
Litigation and licensing expenses	70,819	6,750
Amortization of patents	81,359	-
Marketing, general and administrative expenses (including non-cash stock option compensation expense of $1,156,468 and $740,757, respectively)	1,842,996	1,844,275
Total operating costs and operating expenses	2,460,269	1,851,025

Loss from operations	(1,355,269)	(1,851,025)

Change in value of derivative liabilities	(990,704)	210,000

Loss on extinguishment of debt	(482,915)	-

Interest expense	(422,463)	(835,458)

Interest income	1,908	30

Loss before income taxes	(3,249,443)	(2,476,453)

Provision for income taxes	-	-

Net loss	$(3,249,443)	$(2,476,453)

Other comprehensive (loss) income:
Unrealized (loss) gain on investment in Videocon Industries Limited global depository receipts	(8,975)	290,194

Total comprehensive loss	$(3,258,418)	$(2,186,259)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	212,920,370	191,654,954

The accompanying notes are an integral part of these condensed consolidated financial statements

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED APRIL 30, 2014 (UNAUDITED)

				Loan Receivable From Related Party		Accumulated Other Comprehensive (Loss)
			Additional Paid-in Capital				Total Shareholders’ Deficiency
	Common Stock				Accumulated Deficit
	Shares	Par Value

Balance, October 31, 2013	209,276,745	$2,092,767	$134,750,048	$(5,000,000)	$(135,163,408)	$-	$(3,320,593)
Stock option compensation to employees	-	-	989,407	-	-	-	989,407
Stock option compensation to consultants	-	-	887,699	-	-	-	887,699
Common stock issued to consultants	110,000	1,100	34,048	-	-	-	35,148
Common stock issued upon exercise of stock options	5,000	50	675	-	-	-	725
Warrants issued in connection issuance of convertible debentures	-	-	513,112	-	-	-	513,112
Common stock issued upon conversion of convertible debentures	8,267,080	82,671	2,652,678	-	-	-	2,735,349
Common stock issued in payment of interest on convertible debentures	263,415	2,634	59,144	-	-	-	61,778
Exercise of warrants	499,950	5,000	144,985	-	-	-	149,985
Common stock issued to acquire patent license	1,000,000	10,000	175,600	-	-	-	185,600
Unrealized loss on investment in Videocon Industries Limited global depository receipts	-	-	-	-	-	(219,889)	(219,889)
Net loss	-	-	-	-	(6,863,871)	-	(6,863,871)
Balance, April 30, 2014	219,422,190	$2,194,222	$140,207,396	$(5,000,000)	$(142,027,279)	$(219,889)	$(4,845,550)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COPYTELE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended April 30,
	2014	2013
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(6,863,871)	$(4,571,440)
Stock option compensation to employees	989,407	1,027,832
Stock option compensation to consultants	887,699	427,128
Common stock issued to consultants	35,148	51,875
Common stock issued to pay interest on convertible debentures	61,778	34,761
Amortization of patents	151,840	-
Amortized interest on patent acquisition obligations to interest expense	186,234	-
Amortization of convertible debenture discount to interest expense	446,565	801,125
Loss on extinguishment of debt	482,915	-
Change in value of derivative liability	2,310,704	(210,000)
Common stock issued to acquire patent license	-	42,000
Other	(1,403)	35,809
Change in operating assets and liabilities:
Accounts receivable	(653,367)	-
Prepaid expenses and other current assets	26,463	3,715
Accounts payable and accrued expenses	(14,749)	508,858
Royalties and contingent legal fees payable	274,803	-
Other liabilities	-	45,600
Net cash used in operating activities	(1,679,834)	(1,802,737)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(2,700,000)	-
Proceeds from sales of short-term investments in certificates of deposit	650,000	500,000
Other	(1,329)	421
Net cash (used in) provided by investing activities	(2,051,329)	500,421

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	3,500,000	1,765,000
Proceeds from sale of common stock	-	458,325
Proceeds from exercise of warrants to purchase common stock	149,985	-
Proceeds from exercise of employee stock options	725	13,050
Payments to redeem convertible debentures	(200,000)	-
Net cash provided by financing activities	3,450,710	2,236,375

Net (decrease) increase in cash and cash equivalents	(280,453)	934,059
Cash and cash equivalents at beginning of year	898,172	339,693
Cash and cash equivalents at end of period	$617,719	$1,273,752

Supplemental disclosure of financing activities:
Fair value of debenture embedded conversion feature at date of issuance	$1,570,000	$1,180,000
Relative fair value of warrants issued with convertible debentures	$513,112	$214,819

The accompanying notes are an integral part of these condensed consolidated financial statements

COPYTELE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company”, “CopyTele” or “CTI” means CopyTele, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.  The primary operations of the Company involve the development, acquisition, licensing, and enforcement of patented technologies that are either owned or controlled by the Company.  The Company currently owns or controls 9 patent portfolios including Encrypted Mobile Communication; ePaper® Electrophoretic Display; Internet Telephonic Gateway; J-Channel Window Frame Construction; Key Based Web Conferencing Encryption; Loyalty Conversion Systems; Micro Electro Mechanical Systems Display; Nano Field Emission Display; and VPN Multicast Communications.

As part of our patent assertion activities and in the ordinary course of our business, the Company has initiated and will likely continue to initiate patent infringement lawsuits, and engage in patent infringement litigation.  In March of 2013, the Company initiated its sixth patent assertion campaign, bringing the total number of lawsuits since we implemented our patent monetization business model in January of 2013, to 42.

Our primary source of revenue will come from licenses resulting from the unauthorized use of our patented technologies, including the settlement of patent infringement lawsuits. For the fiscal quarter ended April 30, 2014, the Company entered into 5 revenue producing license and/or settlement agreements including agreements with Logitech Inc. in connection with our patented Key Based Web Encryption technology, and HWD Acquisition, Inc., PGT Industries, Inc., MI Window and Doors LLC, and YKK-AP American Inc., in connection with our patented J-Channel Window Frame Construction technology. These licenses resolved lawsuits that were pending against the aforementioned companies.

Since implementing our new business model in January of 2013, the Company has entered into a total of 9 revenue producing license and/or settlement agreements, and 3 of our 6 patent assertion campaigns have generated revenue. As a result of our license/settlement agreements, the Company currently has 33 pending patent infringement lawsuits.

In addition to continuing to mine and monetize our existing patents, our wholly owned subsidiary, CTI Patent Acquisition Corporation, will continue to acquire patents and the exclusive rights to license and enforce patents from third parties.  When necessary, we will assist such parties in the further development of their patent portfolios through the filing of additional patent applications.

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

Funding and Management’s Plans

In January 2013, we received aggregate gross proceeds of $1,765,000 from the issuance of 8% convertible debentures due January 25, 2015 in a private placement.  During the third quarter of fiscal 2013, $325,000 of the principal amount of these debentures were converted into 2,166,775 shares of our common stock.  During the second quarter of fiscal 2014,  $1,440,000 of the principal amount of the convertible debentures were converted into 8,267,080 of shares of our common stock, and the remaining $200,000 of convertible debt was repaid in cash.

On November 11, 2013, the Company completed a private placement with a single institutional investor, pursuant to which the Company issued a $3,500,000 principal amount 6% convertible debenture due November 11, 2016.  For details on this debenture, please see Note 2, “Convertible Debentures” herein.

During the six months ended April 30, 2014, cash used in operating activities was approximately $1,680,000.  Cash used in investing activities during the six months ended April 30, 2014 was $2,051,000, which resulted from the purchase of certificates of deposit totaling $2,700,000 which was partially offset by the sale of certificates of deposit totaling $650,000.  Our cash provided by financing activities during the six months ended April 30, 2014 was approximately $3,451,000, which resulted from the sale of convertible debentures in a private placement for $3,500,000 and the proceeds from exercise of warrants to purchase common stock of approximately $150,000, offset by the payment to redeem convertible debentures of $200,000.   As a result, our cash, cash equivalents, and short-term investments at April 30, 2014 increased approximately $1,770,000 to approximately $2,668,000 from approximately $898,000 at the end of fiscal year 2013.

Based on currently available information, the Company believes that its existing cash, cash equivalents, short-term investments and accounts receivable, and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable it to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand and cash that may be generated from the Stock Purchase Agreement and from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our shareholders. We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  We can also give no assurance that we will have sufficient funds to repay our outstanding indebtedness.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 31, 2013, as reported by us in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 16, 2014.  The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of April 30, 2014, and results of operations and cash flows for the interim periods represented. The results of operations for the three months ended April 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

Patents

Our only identifiable intangible assets are patents and patent rights. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life. Patent acquisition costs capitalized during the three and six months ended April 30, 2014 and 2013, was approximately $3,036,000 and $-0-, respectively. We recorded patent amortization expense of approximately $152,000 and $-0- during the six months ended April 30, 2014 and 2013, respectively, and approximately $81,000 and $-0- during the three months ended April 30, 2014 and 2013, respectively.

2.  CONVERTIBLE DEBENTURES

Convertible Debenture due January 2015

In January 2013, the Company received aggregate gross proceeds of $1,765,000 from the issuance of 8% convertible debentures due January 25, 2015 (“Convertible Debenture due January 2015”), of which $250,000 was received from our current President, Chief Executive Officer and director, and two other directors of the Company. The debentures paid interest quarterly and were convertible into shares of our common stock at a conversion price of $0.15 per share on or before January 25, 2015. The embedded conversion feature had certain weighted average anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $0.15 per share.  The Company had the option to pay any interest on the debentures in common stock based on the average of the closing prices of  our common stock for the 10 trading days immediately preceding the interest payment date. The Company also had the option to pay any interest on the debentures with additional debentures.  The Company had the right to prepay the debentures at any time without penalty upon 30 days prior notice but only if the sales price of the common stock is at least $.30 for 20 trading days in any 30-day trading period ending no more than 15 days before the Company’s prepayment notice.  In conjunction with the issuance of the debentures, the Company issued warrants (the “Convertible Debenture Warrant”) to purchase 5,882,745 shares of its common stock.  Each warrant grants the holder the right to purchase one share of the Company’s common stock at the purchase price of $0.30 per share on or before January 25, 2016. The Convertible Debenture Warrant may be exercised on a cashless basis only if there is not an effective registration statement covering such shares.

The Company determined, based upon authoritative guidance, that the conversion feature embedded within the Convertible Debenture due January 2015 should be valued separately and bifurcated from the host instrument and accounted for as a free-standing derivative liability and that the Convertible Debenture Warrant should also be valued and accounted for separately as an equity instrument.

The derivative liability related to the embedded conversion feature is revalued at each reporting period as well as on the date of all conversions. The value of the derivative liability associated with the conversions and repayments of the Convertible Debenture due January 2015 during the three and six months ended April 30, 2014 was approximately $1,671,000 and $1,671,000, respectively. As of April 30, 2014, the Company determined the fair value of the derivative liability to be $-0-, as the full value of the Convertible Debenture due January 2015 was converted and/or repaid in full during the period. According, during the three and six months ended April 30, 2014 the Company recorded losses on the change in fair value of the derivative liability of approximately $651,000 and $1,131,000, respectively.

During the three months ended April 30, 2014, holders of $1,240,000 and approximately $9,000 of principal and interest, respectively, of the Convertible Debenture due January 2015, converted their holdings into an aggregate of 8,267,080 and 29,633 shares of Common Stock and holders of $200,000 of principal of the Convertible Debenture due January 2015 consented to prepayment (without conversion) of obligations to them under the instrument’s prepayment provisions. In connection with these conversions and prepayments the Company recorded a loss on extinguishment of debt of approximately $483,000. This loss represents the excess of the fair value of Common Stock issued and cash paid on the date of the respective conversions and prepayments over net book value of the debt on the date of conversion and/or repayment. Since the conversion feature on the Convertible Debenture due January 25, 2015 was determined to be a derivative liability, the net book value includes both the value of the debt, net of discount and the portion of derivative liability related to the conversion feature.

The loss on extinguishment of debt was calculated as follows:

For the Three and Six Months Ended April 30, 2014
Face value of debt converted and/or prepaid	$1,440,000
Less: discount	(658,232)
Plus: value of derivative liability	1,670,704
Net book value of debt converted	$2,452,472
Fair value of Common stock and cash issued	2,935,387
Loss on extinguishment of debt	$482,915

 As of April 30, 2014, the Convertible Debenture due January 2015 was extinguished in full.  However, the Company needed to determine the fair value of the derivative liability for the embedded conversion feature immediately prior to the conversion, in order to determine the change in the fair value of the derivative for the period. The Company determined to measure the derivative immediately prior to the conversion at its intrinsic value, since this method most fairly measured the value of the derivative liability. The intrinsic value computation is provided below.

As of April 30, 2014

Stock price used for valuation	$0.34
6,667 shares issued per $1,000 face value
Aggregate intrinsic value of the $1,150,000 of principal outstanding on April 30, 2014, immediately prior to conversion and repayment	$1,456,797

 The amortization of debt discount related to the Convertible Debenture due January 2015 was approximately $114,000 and $233,000 for the three and six months ended April 30, 2014, respectively.

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

The derivative liability related to the embedded conversion feature is revalued at each reporting period as well as on the date of all conversions, as discussed, below. As of April 30, 2014, the Company determined the fair value of the derivative liability to be $2,750,000, and accordingly, during the three and six months ended April 30, 2014, the Company recorded a loss on the change in the fair value of the derivative liability of approximately $340,000 and $1,180,000, respectively.

As of April 30, 2014, the Company calculated the fair value of the embedded conversion feature of the Convertible Debenture due November 2016 using a Monte Carlo simulation, with the observable assumptions as provided in the table below. The significant unobservable inputs used in the fair value measurement of the reporting entity’s embedded conversion feature are expected stock prices, levels of trading and liquidity of the Company stock, probability of default of the host instrument, and loss severity in the event of such default.  Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

April 30, 2014

Stock price used for valuation	$0.340
Conversion price	0.189
Discount for lack of marketability	37.8%
Term (years)	2.5
Expected volatility	103%
Weighted average risk-free interest rate	0.65%
Trials	100,000
Aggregate fair value	$2,750,000

The amortization of debt discount related to the Convertible Debenture due November 2016 for the three and six months ended April 30, 2014 was approximately $115,000 and $213,000, respectively.

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

3.     STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

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

We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $989,000 and $1,028,000, during the six months ended April 30, 2014 and 2013, respectively, and approximately $524,000 and $555,000 during the three months ended April 30, 2014 and 2013, respectively. Stock-based compensation expense for the six months ended April 30, 2014 and 2013 includes approximately $747,000 and $803,000, respectively, and during the three months ended April 30, 2014 and 2013 approximately $364,000 and $402,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of April 30, 2014, there was unrecognized compensation cost related to non-vested stock options granted to employees and directors, related to service based options of approximately $2,846,000, which will be recognized over a weighted-average period of 1.8 years.

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

We recorded consulting expense, related to stock options granted to consultants, during the six months ended April 30, 2014 and 2013 of approximately $888,000 and $427,000, respectively, and approximately $633,000 and $185,000 during the three months ended April 30, 2014 and 2013, respectively. Stock-based consulting expense for the six and three months ended April 30, 2014 includes approximately $843,000 and $606,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested. As of April 30, 2014, there was unrecognized consulting expense related to non-vested stock options granted to consultants, related to service based options of approximately $2,067,000, which will be recognized over a weighted-average period of 1.6 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving performance targets. To determine the weighted average fair value of stock options on the date of grant, employees and directors are included in a single group. The fair value of stock options granted to consultants is determined on an individual basis. The stock options we granted during the six months ended April 30, 2014 consisted of awards with 10-year terms that vest over one year and options with 10-year terms that vest over 36 months. The stock options we granted during the six months ended April 30, 2013 consisted of awards of options with 5-year terms, which vest over one year and options with 10-year terms which vest in three annual installments commencing on the date of grant or over a nine month period.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the six and three months ended April 30, 2014 and 2013.

	For the Six Months Ended April 30,		For the Three Months Ended April 30,

	2014	2013	2014	2013
Weighted average fair value at grant date	$0.21	$0.17	$0.28	$0.18
Valuation assumptions:
Expected life ( years)	5.69	5.26	5.7	5.35
Expected volatility	115.60%	116.50%	116.60%	117%
Risk-free interest rate	1.77%	0.73%	1.85%	0.82%
Expected dividend yield	0	0	0	0

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.We use the simplified method to determine expected term.The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations and the change in terms from historical options which vested immediately to terms including vesting periods of up to three years. Under the Black-Scholes pricing model we estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the options. We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants. We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

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

Stock Option Activity

During the six months ended April 30, 2014 and 2013, we granted options to purchase 8,710,000 and 180,000 shares, respectively, of common stock at weighted average exercise prices of $0.21 and $0.20 per share, respectively, pursuant to the CopyTele, Inc. 2010 Share Incentive Plan (the "2010 Share Plan).   During the six-month period ended April 30, 2013, in addition to options granted under the 2010 Share Plan, we granted options to our outside directors to purchase 3,000,000 shares at weighted average excise prices of $0.21 per share.  During the six-month periods ended April 30, 2014 and 2013, stock options to purchase 5,000 shares and 90,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $1,000 and $13,000, respectively.

Stock Option Plans

As of April 30, 2014, we have two stock option plans:  the CopyTele, Inc. 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013.  Information regarding the 2003 Share Plan for the six months ended April 30, 2014 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2013	15,638,845	$0.72
Exercised	(5,000)	$0.145
Forfeited	(500,000)	$0.43
Options Outstanding and exercisable at April 30, 2014	15,133,845	$0.73	$356,000

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of April 30, 2014:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.07 - $0.37	1,855,000	2.71	$0.15
$0.43 - $0.70	4,884,770	1.62	$0.62
$0.74 - $0.92	6,139,075	2.31	$0.85
$1.04 - $1.46	2,255,000	1.74	$1.10

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants. The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares, on August 29, 2012, the maximum number of shares was further increased to 30,000,000 shares. On November 8, 2013, the Board of Directors approved an amendment to provide that effective November 8, 2013, the maximum aggregate number of shares available for issuance will be 20,000,000 shares and that on the first business day in 2014 and on the first business day of each calendar year thereafter the maximum aggregate number of shares available for issuance shall be replenished such that 20,000,000 shares will be available for issuance. Accordingly, during the six months ended April, 2014, the number of shares in the 2010 Share Plan was increased by 25,634,980 shares to 55,634,980 shares.  In addition, on November 8, 2013, the 2010 Share Plan was amended to provide that on January 2nd of each year commencing on January 2, 2014, each non-employee director of the Company at that time shall automatically be granted a 10 year stock option to purchase 300,000 shares of common stock (400,000 for the Chairman) that will vest in four equal quarterly installments. The 2010 Share Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of April 30, 2014, the 2010 Share Plan had 18,000,000 shares available for future grants.  Information regarding the 2010 Share Plan for the six months ended April 30, 2014 is as follows:

		Weighted Average Exercise Price Per share	Aggregate Intrinsic Value

	Shares

Options Outstanding at October 31, 2013	2,984,000	$0.25
Granted	8,710,000	$0.21
Options Outstanding at April 30, 2014	11,694,000	$0.22	$1,454,000
Options Exercisable at April 30, 2014	3,762,194	$0.23	$425,000

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of April 30, 2014:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life (in years)
Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.12 - $0.37	11,694,000	8.47	$0.22	3,762,194	6.26	$0.23

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, in September 2012, the Board of Directors approved the grant of stock options to purchase 41,500,000 shares and, during the year ended October 31, 2013, the Board of Directors approved the grant of stock options to purchase 3,000,000 shares.

Of the stock options granted in September 2012, nonqualified options to purchase 40,000,000 shares were issued to our new executive team, consisting of 16,000,000 stock options issued to our new President and Chief Executive Officer, 8,000,000 stock options issued to our new Senior Vice President of Engineering and 16,000,000 stock options issued to a new strategic advisor to the Company who is also a Director. These stock options have an exercise price of $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board of Directors) and have a term of ten years.  Half of these stock options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the grantees are terminated by the Company without cause, an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the stock options will vest in three equal installments upon achievement of a cash milestone, which was satisfied in the fourth quarter of fiscal 2013, and two stock price targets, which were not achieved in fiscal 2013. In November 2013, in light of the cost and expense of revaluing the unvested portion of the performance-based stock options on a quarterly basis for financial reporting purposes, the Board of Directors approved an amendment to the performance-based stock options awarded on September 19, 2012 to the President and Chief Executive Officer, Senior Vice President of Engineering and the strategic advisor. The amendment modifies the option award’s vesting conditions to provide that the unvested portion of the stock options vest in 23 consecutive monthly installments commencing November 30, 2013. The fair value of these options was recalculated to reflect the change to service based options as of November 8, 2013 and the unrecognized compensation amount was adjusted to reflect the increase in fair value. As of April 30, 2014, the outstanding options to purchase 40,000,000 shares had an intrinsic value of $4,900,000. As of April 30, 2014, 20,700,484 of these stock options were exercisable with an aggregate intrinsic value of approximately $2,536,000. These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The remaining nonqualified stock options granted in September 2012 to purchase 1,500,000 shares consisted of grants of 750,000 stock options to our Chairman in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a director, and 750,000 stock options to a director in compensation for his service in recruiting the Company’s new management team.  These stock options have an exercise price of $0.2225 (the average of the high and low sales price on September 21, 2012) and an intrinsic value as of April 30, 2014 of approximately $176,000.  The options vest in 3 equal annual installments of 250,000 commencing on September 21, 2012 and have a term of ten years.   As of April 30, 2014, 1,000,000 options were exercisable with an aggregate intrinsic value of approximately $118,000.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

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

As of April 30, 2014, the options to purchase 3,000,000 shares had an intrinsic value of approximately $379,000 and the portion exercisable of 2,333,334 shares had an intrinsic value of approximately $301,000.  These options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The following table summarizes information about the above stock options outstanding that were not granted under the 2003 Share Plan or the 2010 Share Plan as of April 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)

			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.195-$0.235	44,500,000	8.41	$0.22	24,033,817	8.42	$0.22

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  During the six months ended April 30, 2014 and 2013, we issued 110,000 shares and 250,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2010 Share Plan.  We recorded consulting expense for the six months ended April 30, 2014 and 2013 of approximately $35,000 and $52,000, respectively and for the three months ended April 30, 2014 of approximately $7,000 and $26,000, respectively, for the shares of common stock issued to consultants.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2014:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$617,719	$-	$-	$617,719
Certificates of deposit Short-term investments	2,050,000	-	-	2,050,000
Videocon Industries Limited global depository receipts	3,977,452	-	-	3,977,452
Total financial assets	$6,645,171	$-	$-	$6,645,171

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2013:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$898,172	$-	$-	$898,172
Videocon Industries Limited global depository receipts	4,197,341	-	-	4,197,341
Total financial assets	$5,095,513	$-	$-	$5,095,513

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of April 30, 2014:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$2,750,000	$2,750,000
Patent acquisition obligation	-	-	3,036,745	3,036,745
	$-	$-	$5,786,745	$5,786,745

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of October 31, 2013:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$540,000	$540,000

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

		For the Six Months Ended April 30, 2014
Beginning balance		$540,000
Fair value of patent acquisition obligation
Initial fair value, discounted to present value	$2,850,511
Amortized interest on patent obligation	186,234	3,036,745

Aggregate fair value of bifurcated conversion feature issued		1,570,000
Change in fair value of bifurcated conversion feature		2,310,704
Fair value of bifurcated conversion features related to the Extinguished of debt		(1,670,704)
Ending balance		$5,786,745

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

5.  INVESTMENTS

At April 30, 2014, we had marketable securities consisting of certificates of deposit of $2,050,000, which were classified as "available-for-sale securities" and reported at fair value.

The fair value of investment in Videocon Industries Limited (“Videocon”) global depository receipts (‘Videocon GDRs”) as of April 30, 2014 and October 31, 2013, and the unrealized loss for the six months ended April 30, 2014, are as follows:

Investment in Videocon
Fair Value as of October 31, 2013	$4,197,341
Unrealized loss	219,889
Fair Value as of April 30, 2014	$3,977,452

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consist of the following as of:

	April 30, 2014	October 31, 2013
Accounts payable	$457,759	$527,208
Payroll and related expenses	352,571	345,484
Accrued litigation expense, consulting and other professional fees	286,783	248,730
Accrued other	164,608	155,048
	$1,261,721	$1,276,470

7.    NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the six and three months ended April 30, 2014 and 2013, were stock options to purchase 71,327,845 and 63,318,845 shares respectively, and warrants to purchase 18,628,281 and 13,658,759 shares, respectively and debentures convertible into 18,498,943 shares and 11,767,255 shares respectively.

8.  EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11 (“ASU 2013-11”) which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. ASC 2013-11 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2013.  The adoption of ASC 213-11 on November 1, 2014 is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”.  The amendments in ASU 2014-9 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance.  In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers.  In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASC 2014-09 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2016.  The adoption of ASC 213-11 on November 1, 2017 is not expected to have a material effect on our consolidated financial statements.

9.  INCOME TAXES

We file Federal, New York State and California State income tax returns.  Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1997. We account for interest and penalties related to income tax matters in marketing, general and administrative expenses. There are no unrecognized income tax benefits as of April 30, 2014 and October 31, 2013.

10.  COMMITMENT AND CONTINGENCES

Patent Acquisition Obligations

As of April 30, 2014, we have incurred obligations due no later than November 2017 related to the acquisition of patents, which have a discounted present value of approximately $ 3,037,000, and which amount will be reduced by royalties paid during the period.  The payment due in November 2017 is payable at the option of the Company in cash or common stock.

Litigation Matters

On January 28, 2013, we filed a lawsuit in the United States Federal District Court for the Northern District of California against AUO and E Ink in connection with the AUO License Agreements, alleging breach of contract and other charges, and are seeking compensatory, punitive, and treble damages (the “AUO/E Ink Lawsuit”).  In addition to numerous material breaches by AUO of the AUO License Agreements, the Complaint alleges that AUO and E Ink conspired to obtain rights to CopyTele’s ePaper® Electrophoretic Display technology, and CopyTele’s Nano Field Emission Display technology.  CopyTele alleges that such activities violated several State and Federal anti-trust and unfair competition statutes for which punitive and/or treble damages are applicable.  We can give no assurance as to the potential outcome of this litigation.  However, it is reasonably possible that the Company will not prevail on its damages claims in arbitration.  Pursuant to the terms of the related arbitration agreement, the Company may be liable for AUO’s attorney’s fees, which may exceed $1 million, if the Company does not prevail.

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

Other than the foregoing, we are not a party to any material pending legal proceedings.We are party to claims and complaints that arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

As used herein, “we,” “us,” “our,” the “Company”, “CopyTele” or “CTI” means CopyTele, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.  The primary operations of the Company involve the development, acquisition, licensing, and enforcement of patented technologies that are either owned or controlled by the Company.  The Company currently owns or controls 9 patent portfolios including Encrypted Mobile Communication; ePaper® Electrophoretic Display; Internet Telephonic Gateway; J-Channel Window Frame Construction; Key Based Web Conferencing Encryption; Loyalty Conversion Systems; Micro Electro Mechanical Systems Display; Nano Field Emission Display; and VPN Multicast Communications.

As part of our patent assertion activities and in the ordinary course of our business, the Company has initiated and will likely continue to initiate patent infringement lawsuits, and engage in patent infringement litigation.  In March of 2013, the Company initiated its sixth patent assertion campaign, bringing the total number of lawsuits since we implemented our patent monetization business model in January of 2013, to 42.

Our primary source of revenue will come from licenses resulting from the unauthorized use of our patented technologies, including the settlement of patent infringement lawsuits. For the fiscal quarter ended April 30, 2014, the Company entered into 5 revenue producing license and/or settlement agreements including agreements with Logitech Inc. in connection with our patented Key Based Web Encryption technology, and HWD Acquisition, Inc., PGT Industries, Inc., MI Window and Doors LLC, and YKK-AP American Inc., in connection with our patented J-Channel Window Frame Construction technology. These licenses resolved lawsuits that were pending against the aforementioned companies.

Since implementing our new business model in January of 2013, the Company has entered into a total of 9 revenue producing license and/or settlement agreements, and 3 of our 6 patent assertion campaigns have generated revenue. As a result of our license/settlement agreements, the Company currently has 33 pending patent infringement lawsuits.

In addition to continuing to mine and monetize our existing patents, our wholly owned subsidiary, CTI Patent Acquisition Corporation, will continue to acquire patents and the exclusive rights to license and enforce patents from third parties.  When necessary, we will assist such parties in the further development of their patent portfolios through the filing of additional patent applications.

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

RESULTS OF OPERATIONS

Six months ended April 30, 2014 compared to the six months ended April 30, 2013

Revenue from Patent Assertion Activities

For the six months ended April 30, 2014, we recorded revenue of $1,105,000, from 5 license agreements issued from our Key Based Web Conferencing Encryption and J-Channel Window Frame Construction patent portfolios.  The license agreements provided for one-time, non-recurring, lump sum payments in exchange for a non-exclusive retroactive and future license, or covenant not to sue.  Accordingly, the earning process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.  There was no revenue in the six months ended April 30, 2013.

The Company currently owns or controls 9 patent portfolios.  Since implementing our new business model in January of 2013, the Company has initiated 42 lawsuits in connection with 6 of our patent portfolios.  As of April 30, 2014, 9 license agreements have been issued and the Company has 33 active lawsuits over 6 patent portfolios.  Our primary source of revenue will come from licenses resulting from the unauthorized use of our patented technologies, including the settlement of patent infringement lawsuits

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees of approximately $465,000 during the six months ended April 30, 2014 are attributable to our patent assertion activities initiated during fiscal 2013, and are expensed in the period that the related revenues are recognized.  Inventor royalties and contingent legal fees, as a percentage of revenue from patent assertion activities, will vary between fiscal periods since the economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.  We did not incur any inventor royalties or contingent legal fees during the six months ended April 30, 2013, as we recognized no revenues during this period.

Litigation and Licensing Expenses

Litigation and licensing expenses increased by approximately $97,000 to approximately $104,000 in the six months ended April 30 2014, from approximately $7,000 in the comparable period year period.  Litigation and licensing expenses, which are attributable to our patent assertion activities initiated during fiscal 2013 and the AUO/E Ink Lawsuit, are expensed in the period incurred.

Amortization of Patents

Amortization of patents of approximately $152,000 in the six months ended April 30, 2014 is related to patent portfolios acquired in the first quarter of fiscal 2014.  We did not incur any patent amortization expense during the six months ended April 30, 2013.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $213,000 to approximately $3,704,000 in the six months ended April 30, 2014, from approximately $3,917,000 in the comparable prior-year period. The decrease in marketing, general and administrative expenses was principally due to a decrease in legal and accounting fees of approximately $458,000, a decrease in rent expense of approximately $242,000 and a decrease in shareholder relations expense of approximately $156,000, offset by an increase in employee compensation, excluding stock option expense, of approximately $271,000 which was primarily attributable to employee bonuses, a bonus paid to the Company’s strategic advisor and a director of the Company of $100,000 and an increase in stock option expense for this strategic advisor and director of the Company of approximately $461,000.

 Legal and accounting fees in 2013 included nonrecurring costs related to the Company’s restructuring, which commenced in the fourth quarter of the fiscal year 2012. The decrease in rent expenses reflects the reduction in facilities requirements as a result of the Company’s restructuring.  Marketing, general and administrative expense for the six months ended April 30, 2014 and 2013 includes approximately $1,877,000 and $1,455,000, respectively, of non-cash stock option compensation expense.

Change in Value of Derivative Liability

Change in value of derivative liability was a loss of approximately $2,311,000 in the six months ended April 30, 2014 compared to a gain of $210,000 in the comparable prior year period. The derivative liability represents the bifurcated conversion features of the January 2013 Convertible Debentures and the November 2013 Convertible Debenture.  An increase in the price of our common stock results in an increase in derivative liability and a loss from change in value of derivative liability. See Note 2 to the condensed consolidated financial statements for additional information.

Loss on Extinguishment of Debt

During the six months ended April 30, 2014, holders of $1,240,000 of the Convertible Debentures due January 2015 converted their holdings into 8,267,080 shares of Common Stock and holders of $200,000 of principal of Convertible Debentures due January 2015 consented to prepayment of obligations to them. In connection with these conversions and prepayments, the Company recorded a loss on extinguishment of debt of approximately $483,000 in the six months ended April 30, 2014, compared to $-0- in the comparable prior year period.  See Note 2 to the condensed consolidated financial statements for additional information.

Interest Expense

Interest expense decreased by approximately $57,000 to approximately $801,000 in the six months ended April 30, 2014 from approximately $858,000 in the prior year period.  Interest expense in the six months ended April 30, 2014 and 2013 includes approximately $447,000 and $103,000, respectively, of amortization of debt discount on convertible debentures, approximately $186,000 and $-0-, respectively, of amortized interest on our patent acquisition obligation and approximately $99,000 and $-0-, respectively, of accrued interest on the November 2013 convertible debentures.  During the six months ended April 30, 2013, the convertible debentures due September 2016 were converted into shares of common stock. The conversion of these debentures resulted in a charge to interest expense of approximately $717,000 during the six months ended April 30, 2013.  There was no charge to interest expense related to the conversion of debentures in the current fiscal period.

Dividend Income

Dividend income of approximately $48,000 received in the six months ended April 30, 2014 was related to the Videocon GDR’s.  There was no dividend income received in the six months ended April 30, 2013.

Interest Income

Interest income increased to approximately $3,000 in the six months ended April 30, 2014 compared to approximately $-0- in the six months ended April 30, 2013 due to the increased amount of short term investments during the current period.

Three months ended April 30, 2014 compared with three months ended April 30, 2013

Revenue from Patent Assertion Activities

For the three months ended April 30, 2014, we recorded revenue of $1,105,000, from 5 license agreements issued from our Key Based Web Conferencing Encryption and J-Channel Window Frame Construction patent portfolios. The license agreements provided for one-time, non-recurring, lump sum payments in exchange for a non-exclusive retroactive and future license, or covenant not to sue.  Accordingly, the earning process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.  There was no revenue in the three months ended April 30, 2013.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees of approximately $465,000 during the three months ended April 30, 2014 are attributable to our patent assertion activities initiated during fiscal 2013, and are expensed in the period that the related revenues are recognized.  Inventor royalties and contingent legal fees, as a percentage of revenue from patent assertion activities, will vary between fiscal periods since the economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries. We did not incur any inventor royalties or contingent legal fees during the three months ended April 30, 2013, as we recognized no revenues during this period.

Litigation and Licensing Expenses

Litigation and licensing expenses increased by approximately $64,000 to approximately $71,000 in the three months ended April 30 2014, from approximately $7,000 in the comparable period year period.  Litigation and licensing expenses, which are attributable to our patent assertion activities initiated during fiscal 2013 and the AUO/E Ink Lawsuit, are expensed in the period incurred.

Amortization of Patents

Amortization of patents of approximately $81,000 in the three months ended April 30, 2014 is related to patent portfolios acquired in the first quarter of fiscal 2014.  We did not incur any patent amortization expense during the three months ended April 30, 2013.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $1,000 to approximately $1,843,000 in the three months ended April 30, 2014, from approximately $1,844,000 in the comparable prior-year period. The decrease in marketing, general and administrative expenses was principally due to a decrease in legal and accounting fees of approximately $147,000 and a decrease in shareholder relations expense of approximately $206,000, offset by an increase in stock option expense for the Company’s strategic advisor and a director of the Company of $447,000.  Marketing, general and administrative expense for the three months ended April 30, 2014 and 2013 includes approximately $1,156,000 and $741,000, respectively, of non-cash stock option expense.

Change in Value of Derivative Liability

Change in value of derivative liability was a loss of approximately $991,000 in the three months ended April 30, 2014 compared to a gain of $210,000 in the comparable prior year period.  The derivative liability represents the bifurcated conversion features of the January 2013 Convertible Debentures and the November 2013 Convertible Debenture.  An increase in the price of our common stock or the conversion of debentures into shares of our common stock results in an increase in derivative liability and a loss from change in value of derivative liability.  See Note 2 to the condensed consolidated financial statements for additional information.

Loss on Extinguishment of Debt

During the three months ended April 30, 2014 holders of $1,240,000 of the Convertible Debentures due January 2015 converted their holdings into 8,267,080 shares of Common Stock and holders of $200,000 of principal of Convertible Debentures due January 2015 consented to prepayment of obligations to them. In connection with these conversions and prepayments the Company recorded a loss on extinguishment of debt of approximately $483,000 in the three months ended April 30, 2014 compared to $-0- in the comparable prior year period.  See Note 2 to the condensed consolidated financial statements for additional information.

Interest Expense

Interest expense decreased by approximately $413,000 to approximately $422,000 in the three months ended April 30, 2014 from approximately $835,000 in the prior year period.  Interest expense in the three months ended April 30, 2014 and 2013 includes approximately $229,000 and $83,000, respectively, of amortization of debt discount on convertible debentures, approximately $100,000 and $-0-, respectively, of amortized interest on our patent acquisition obligation and approximately $53,000 and $-0-, respectively, of accrued interest on the November 2013 convertible debentures. During the three months ended April 30, 2013, the convertible debentures due September 2016 were converted into shares of common stock.The conversion of these debentures resulted in a charge to interest expense of approximately $717,000 during the three months ended April 30, 2013. There was no charge to interest expense related to the conversion of debentures in the current fiscal period.

Interest Income

Interest income increased to approximately $2,000 in the three months ended April 30, 2014 compared to approximately $-0- in the three months ended April 30, 2013 due to the increased amount of short term investments during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short term investments on hand generated from our operating activities and proceeds from previous financing.

Based on currently available information, the Company believes that its existing cash, cash equivalents, short-term investments and accounts receivable, and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable it to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand and cash that may be generated from the Stock Purchase Agreement and from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our shareholders. We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  We can also give no assurance that we will have sufficient funds to repay our outstanding indebtedness.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.  Curtailing or ceasing some of our operations could jeopardize our future strategic initiatives and business plans.

During the six months ended April 30, 2014, cash used in operating activities was approximately $1,680,000.  Cash used in investing activities during the six months ended April 30, 2014 was $2,051,000, which resulted from the purchase of certificates of deposit totaling $2,700,000 which was partially offset by the sale of certificates of deposit totaling $650,000.  Our cash provided by financing activities during the six months ended April 30, 2014 was approximately $3,451,000, which resulted from the sale of convertible debentures in a private placement for $3,500,000 and the proceeds from exercise of warrants to purchase common stock of approximately $150,000, offset by the payment to redeem convertible debentures of $200,000.   As a result, our cash, cash equivalents, and short-term investments at April 30, 2014 increased approximately $1,770,000 to approximately $2,668,000 from approximately $898,000 at the end of fiscal year 2013.

The majority of accounts receivable at April 30, 2014 of approximately $828,000 are scheduled to be collected in the third quarter of fiscal 2014.  The majority of royalties and contingent legal fees payable at April 30, 2014 of approximately $483,000 are scheduled to be paid in the third quarter of fiscal 2014.

In April 2013, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of the Company’s common stock over the two-year term of the agreement.  In order to sell shares under the Stock Purchase Agreement, the Company was required to have a registration statement covering the shares issued to Aspire Capital declared effective by the Securities and Exchange Commission (the “SEC”).  Such registration statement was declared effective by the SEC in June 2013 and a post-effective amendment was declared effective by the SEC in February 2014.  Under the Stock Purchase Agreement there are two ways that the Company can elect to sell shares of common stock to Aspire Capital.  On any business day the Company can select: (1) through a regular purchase of up to 200,000 shares (but not to exceed $200,000) at a known price based on the market price of the Company’s common stock prior to the time of each sale, and (2) through a volume-weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of (i) the closing sale price on the purchase date or (ii) 95% of the VWAP for such purchase date.  The Company can only require a VWAP purchase if the closing sale price for our Common Stock on the notice day for the VWAP purchase is higher than $0.50.  The number of shares covered by and the timing of, each purchase notice are determined by the Company at its sole discretion.  The Company cannot execute any sales under the Stock Purchase Agreement when the closing for our common stock is less than $0.15.  Aspire Capital has no right to require any sales from us, but is obligated to make purchases as directed in accordance with the Stock Purchase Agreement.  During fiscal year 2013 the Company sold 5,380,000 shares of our common stock to Aspire Capital for approximately $1,092,000.   No shares of our common stock were sold to Aspire Capital during the six months ended April 30, 2014.

The following table presents our expected cash requirements for contractual obligations outstanding as of April 30, 2014:

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Non-cancelable Operating Leases	$ 87,000	$ -	$ -	$ -	$ 87,000

Convertible Debentures due 2016	-	3,500,000	-	-	3,500,000
Patent acquisition obligation	-	-	3,036,745	-	3,036,745

Secured Loan Obligation to Mars Overseas Limited (1)	5,000,000	-	-	-	5,000,000

Total Contractual Cash Obligations	$5,087,000	$3,500,000	$3,036,745	$ -	$11,623,745

(1) The secured loan obligation to Mars Overseas Limited (an affiliate of Videocon) is solely a liability of our wholly owned subsidiary, CopyTele International Ltd., without recourse to CopyTele, Inc., and is secured by CopyTele International Ltd.’s investment in Videocon GDRs.  Accordingly, if the loan obligation is not paid when due, the Videocon GDRs with a market value as of April 30, 2014 of approximately $3,977,000 would be surrendered to Mars Overseas Limited.

Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment. In evaluating our investment in Videocon GDR’s at October 31, 2013, we determined that based on both the duration and continuing magnitude of the market price decline compared to the carrying cost basis of approximately $5,382,000, and the uncertainty of its recovery we recorded a write-down of the investment of approximately of $1,185,000 and established a new cost basis of approximately $4,197,000. During the six months ended April 30, 2014, we recorded an unrealized loss on our investment of approximately $220,000.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $989,000 and $1,028,000 during the six months ended April 30, 2014 and 2013, respectively, and approximately $524,000 and approximately $555,000 during the three months ended April 30, 2014 and 2013, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50.  We recognized stock-based compensation expense for stock options granted to non-employee consultants during the six months ended April 30, 2014 and 2013, of approximately $888,000 and $427,000, respectively, and for the three months ended April 30, 2014 and 2013 of approximately $633,000 and approximately $185,000, respectively.

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

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11 (“ASU 2013-11”) which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. ASC 2013-11 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2013.  The adoption of ASC 213-11 on November 1, 2014 is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers”. The amendments in ASU 2014-9 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance.  In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers.  In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 2014-09 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2016.  The adoption of ASC 213-11 on November 1, 2017 is not expected to have a material effect on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At April 30, 2014, our investment in Videocon GDRs is recorded at fair value of approximately $3,977,000 and has exposure to additional price risk.  The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of April 30, 2014, amounts to approximately $398,000.

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

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended April 30, 2014, the Company issued an aggregate of 110,000 shares of our common stock to various companies in payment of public relations and investor relations services. In November 2013, the Company issued 1,000,000 shares of our common stock to an inventor in connection with the acquisition of patents.  In both instances, the common stock was issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

During the six months ended April 30, 2014, the Company issued 8,267,080  shares of our common stock upon conversion of the 8% Convertible Debenture due 2015 that we issued in our January 2013 private placement, in addition, we issued 263,416 shares of our common stock in payment of interest on the principal amount of these securities. These securities were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.   None.

Item 4. Mine Safety Disclosures.  Not Applicable.

Item 5. Other Information.

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.  Exhibits.

31.1   Certification of Chief Executive Officer, pursuant to Section 302 of   the Sarbanes-Oxley Act of 2002, dated June 16, 2014.

31.2   Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 16, 2014.

32.1   Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 16, 2014.

32.2   Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 16, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPYTELE, INC.

	By:	/s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
June 16, 2014		(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal
June 16, 2014		Financial and Accounting Officer)