Form 10-Q
period 2014-07-31
ITUS Corp
filed 2014-09-15
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

Commission file number 0-11254

ITUS Corporation

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

On September 1, 2014, the registrant had outstanding 216,842,190 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	July 31, 2014	Pro forma at July 31, 2014 (1)	October 31, 2013

ASSETS

Current assets:
Cash and cash equivalents	$3,651,564	$3,651,564	$898,172
Short-term investments in certificates of deposit	2,550,000	2,550,000	-
Accounts receivable	133,333	133,333	175,000
Prepaid expenses and other current assets	100,580	100,580	160,646
Total current assets	6,435,477	6,435,477	1,233,818

Investment in Videocon Industries Limited global depository receipts, at fair value	4,150,970	-	4,197,341
Patents, net of accumulated amortization of $233,129	2,802,982	2,802,982	-
Property and equipment, net of accumulated depreciation of $47,925 and $45,654, respectively	9,906	9,906	8,379
Total assets	$13,399,335	$9,248,365	$5,439,538

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,304,571	$1,153,488	$1,276,470
Royalties and contingent legal fees payable	152,400	152,400	207,743
Derivative liability, at fair value	1,900,000	-	540,000
Loan payable to related party	5,000,000	-	-
Deferred revenue, non-refundable license fees	-	-	1,187,320
Total current liabilities	8,356,971	1,305,888	3,211,533

Contingencies (Note 12)
Convertible debentures due November 2016, net of discount of $1,743,858	1,756,142	-	-
Convertible debentures due January 2015, net of discount of $891,402	-	-	548,598
Patent acquisition obligation	3,136,513	3,136,513	-
Loan payable to related party	-	-	5,000,000
Total liabilities	13,249,626	4,442,401	8,760,131
Shareholders’ equity:
Preferred stock, par value $100 per share; 500,000, 496,500 and 500,000 shares authorized; no shares issued or outstanding at July 31, 2014, July 31, 2014 pro forma and October 31, 2013, respectively	-	-	-
Series A convertible preferred stock, par value $100 per share; 0, 3,500 and 0 shares issued and outstanding at July 31, 2014, July 31, 2014 pro forma and October 31, 2013, respectively	-	350,000	-
Common stock, par value $.01 per share; 600,000,000 shares authorized; 236,822,190, 219,342,190 and 209,276,745 shares issued and outstanding at July 31, 2014, July 31, 2014 pro forma and October 31, 2013, respectively	2,368,222	2,193,422	2,092,767
Additional paid-in capital	144,444,136	144,989,691	134,750,048
Loan receivable from related party	(5,000,000)	-	(5,000,000)
Accumulated deficit	(141,616,278)	(142,727,149)	(135,163,408)
Accumulated other comprehensive (loss)	(46,371)	-	-
Total shareholders’ equity	149,709	4,805,964	$(3,320,593)
Total liabilities and shareholders’ equity	$13,399,335	$9,248,365	$5,439,538

(1) Pro forma explanation:

On August 29, 2014, the Company (as defined below) terminated its business relationship with Videocon Industries Limited and its affiliates (collectively “Videocon”). The unaudited pro forma balance sheet as of July 31, 2014 gives effect to the termination, including the cancellation of loans receivable and payable of $5,000,000 and the exchange of 1,495,845 global depository receipts formerly held by the Company and 20,000,000 shares of ITUS Corporation common stock formerly held by Videocon, as if all such transactions were effected on on July 31, 2014.  The Company thereupon recorded the retirement of the 20,000,000 shares of its common stock.

On September 9, 2014, the Company and the holder of a $3,500,000 Convertible Debenture due November 2016 agreed to a transaction resulting in the conversion of the principal and accrued interest of the Convertible Debenture into 18,498,943 shares of the Company’s common stock, and the conversion of 15,978,943 shares of common stock into 3,500 shares of Series A Convertible Preferred Stock.  In addition, a warrant to purchase 9,249,472 shares of common stock, initially issued with the Convertible Debenture and with an exercise price of $0.3784 per share, was exchanged for a new warrant with an exercise price of $0.31 per share and with substantially the same terms and exercisable for the same number of shares.  The unaudited pro forma balance sheet as of July 31, 2014 shows a positive adjustment to shareholder’s equity of approximately $3,807,000, giving effect to the conversion of the Convertible Debenture, the extinguishment of the related accrued interest and derivative liability, in exchange for the issuance of shares of common stock and shares of Series A Convertible Preferred Stock, as if all such transactions were effected on on July 31, 2014.

See Note 2, Subsequent Events – for additional information regarding these subsequent events.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Nine Months Ended July 31,

	2014	2013

Revenue from patent assertion activities	$1,105,000	$-
Display technology development and license fees	1,187,320	-
Total revenue	2,292,320	-

Operating costs and expenses:
Inventor royalties and contingent legal fees	465,095	-
Litigation and licensing expenses	266,537	21,955
Amortization of patents	233,129	-
Marketing, general and administrative expenses (including non-cash stock option compensation expense of $2,346,587 and $2,692,798, respectively)	4,807,154	6,120,474
Total operating costs and operating expenses	5,771,915	6,142,429

Loss from operations	(3,479,595)	(6,142,429)

Change in value of derivative liabilities	(1,460,704)	315,189

Loss on extinguishment of debt	(482,915)	(343,517)

Interest expense	(1,082,041)	(982,688)

Dividend income	47,568	-

Interest income	4,817	113

Loss before income taxes	(6,452,870)	(7,153,332)

Provision for income taxes	-	-

Net loss	$(6,452,870)	$(7,153,332)

Other comprehensive (loss) income:
Unrealized (loss) gain on investment in Videocon Industries Limited global depository receipts	(46,371)	(459,226)
Total comprehensive loss	$(6,499,241)	$(7,612,558)

Net loss per share:
Basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	215,496,115	192,889,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended July 31,

	2014	2013
Revenue from patent assertion activities	$-	$-
Display technology development and license fees	1,187,320	-
Total revenue	1,187,320	-

Operating costs and expenses:
Inventor royalties and contingent legal fees	-	-
Litigation and licensing expenses	162,520	15,205
Amortization of patents	81,289	-
Marketing, general and administrative expenses (including non-cash stock option compensation expense of $469,481 and $1,237,838, respectively)	1,103,094	2,203,400
Total operating costs and operating expenses	1,346,903	2,218,605

Loss from operations	(159,583)	(2,218,605)

Change in value of derivative liabilities	850,000	105,189

Loss on extinguishment of debt	-	(343,517)

Interest expense	(280,913)	(125,035)

Interest income	1,497	76

Income (loss) before income taxes	411,001	(2,581,892)

Provision for income taxes	-	-

Net income (loss)	$411,001	$(2,581,892)

Other comprehensive (loss) income:
Unrealized (loss) gain on investment in Videocon Industries Limited global depository receipts	173,518	(1,751,636)

Total comprehensive income (loss)	$584,519	$(4,333,528)

Net loss per share:
Basic and diluted	$0.00	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	223,251,755	201,965,186

The accompanying notes are an integral part of these condensed consolidated financial statements

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED JULY 31, 2014 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Loan Receivable From Related Party	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Deficiency

	Shares	Par Value

Balance, October 31, 2013	209,276,745	$2,092,767	$134,750,048	$(5,000,000)	$(135,163,408)	$-	$(3,320,593)
Stock option compensation to employees	-	-	1,562,350	-	-	-	1,562,350
Stock option compensation to consultants	-	-	784,237	-	-	-	784,237
Common stock issued to consultants	130,000	1,300	39,448	-	-	-	40,748
Common stock issued upon exercise of stock options	345,000	3,450	47,775	-	-	-	51,225
Warrants issued in connection with the issuance of convertible debentures	-	-	513,112	-	-	-	513,112

Common stock issued upon exercise of warrants	1,339,950	13,400	286,609	-	-	-	300,009
Sale of common stock, net of expenses of $326,865	16,000,000	160,000	3,513,135	-	-	-	3,673,135
Common stock issued upon conversion of convertible debentures	8,267,080	82,671	2,652,678	-	-	-	2,735,349
Common stock issued in payment of interest on convertible debentures	263,415	2,634	59,144	-	-	-	61,778
Common stock issued to acquire patent license	1,200,000	12,000	235,600	-	-	-	247,600
Unrealized loss on investment in Videocon Industries Limited global depository receipts	-	-	-	-	-	(46,371)	(46,371)
Net loss	-	-	-	-	(6,452,870)	-	(6,452,870)
Balance, July 31, 2014	236,822,190	$2,368,222	$144,444,136	$(5,000,000)	$(141,616,278)	$(46,371)	$149,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended July 31,
	2014	2013
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(6,452,870)	$(7,153,332)
Stock option compensation to employees	1,562,350	2,118,424
Stock option compensation to consultants	784,237	574,374
Common stock issued to consultants	40,748	168,475
Common stock issued to pay interest on convertible debentures	61,778	69,939
Amortization of patents	233,129	-
Amortized interest on patent acquisition obligations to interest expense	286,002	-
Amortization of convertible debenture discount to interest expense	575,210	893,149
Loss on extinguishment of debt	482,915	343,517
Change in value of derivative liability	1,460,704	(315,189)
Common stock issued to acquire patent license	62,000	42,000
Other	(553)	35,490
Change in operating assets and liabilities:
Accounts receivable	41,667	-
Prepaid expenses and other current assets	60,066	8,574
Accounts payable and accrued expenses	28,101	572,180
Royalties and contingent legal fees payable	(55,343)	-
Deferred revenue	(1,187,320)	-
Net cash used in operating activities	(2,017,179)	(2,642,399)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(3,700,000)	-
Proceeds from sales of short-term investments in certificates of deposit	1,150,000	500,000
Other	(3,798)	(676)
Net cash (used in) provided by investing activities	(2,553,798)	499,324

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	3,500,000	1,765,000
Proceeds from sale of common stock, net	3,673,135	589,865
Proceeds from exercise of warrants to purchase common stock	300,009	380,800
Proceeds from exercise of employee stock options	51,225	25,610
Proceeds from sale of common stock held by ZQX Advisors LLC	-	24,138
Payments to redeem convertible debentures	(200,000)	-
Net cash provided by financing activities	7,324,369	2,785,413

Net increase in cash and cash equivalents	2,753,392	642,338
Cash and cash equivalents at beginning of year	898,172	339,693
Cash and cash equivalents at end of period	$3,651,564	$982,031

Supplemental disclosure of non-cash investing and financing activities:
Non-cash patent acquisition	$3,036,111	$-
Common stock to acquire patent license	$247,600	$42,000
Common stock issued upon conversion of convertible debentures	$2,735,349	$1,353,364
Fair value of debenture embedded conversion feature at date of issuance	$1,570,000	$1,180,000
Relative fair value of warrants issued with convertible debentures	$513,112	$214,819

The accompanying notes are an integral part of these condensed consolidated financial statements

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company”, or “ITUS” means ITUS Corporation and its wholly-owned subsidiaries, unless otherwise indicated.  The primary operations of the Company involve the development, acquisition, licensing, and enforcement of patented technologies that are either owned or controlled by the Company.  In June 2014, ITUS Patent Acquisition Corporation acquired the exclusive rights to license and enforce our 10th patent portfolio called Enhanced Auction Technologies, which covers enhanced presentation and cross selling technologies used by some of the world’s leading auction sites. The Company currently owns or controls 10 patent portfolios including Encrypted Mobile Communication; Enhanced Auction Technologies: ePaper® Electrophoretic Display; Internet Telephonic Gateway; J-Channel Window Frame Construction; Key Based Web Conferencing Encryption; Loyalty Conversion Systems; Micro Electro Mechanical Systems Display; Nano Field Emission Display; and VPN Multicast Communications.

As part of our patent assertion activities and in the ordinary course of our business, the Company has initiated and will likely continue to initiate patent infringement lawsuits, and engage in patent infringement litigation.  In September of 2014, the Company initiated its seventh patent assertion campaign, bringing the total number of lawsuits since we implemented our patent monetization business model in January of 2013 to 44.

 Our primary source of revenue will come from licenses resulting from the unauthorized use of our patented technologies, including the settlement of patent infringement lawsuits. During the nine months ended July 31, 2014, we entered into 5 license and/or settlement agreements including agreements in connection with our patented Key Based Web Encryption technology and our patented J-Channel Window Frame Construction technology. In September 2014, we entered into 5 additional license and/or settlement agreements with Jeld-Wen, Inc., Atrium Windows and Doors, Inc., Pella Corporation, Ply Gem Industries, Inc. and Simonton Building Products, Inc., all in connection with our patented J-Channel Window Frame Construction technology. These licenses resolved lawsuits that were pending against the aforementioned companies. Since implementing our new business model in January of 2013, the Company has entered into a total of 14 revenue producing license and/or settlement agreements, and 3 of our 7 patent assertion campaigns have now generated revenue.

On August 29, 2014, the Company ended its relationship with Videocon Industries Limited, terminating Videocon’s license to the Company’s patented Nano Field Emission Display technology.  On September 3, 2014, the United States District Court for the Eastern District of Texas invalidated two of our Loyalty Conversion Systems patents by ruling that they did not cover patentable subject matter, resulting in the dismissal of 7 of our Loyalty Conversion Systems Corporation’s lawsuits.  On September 8, 2014, the Company filed patent infringement lawsuits against Ebay, Vendio, and Auctiva in connection with our patented Enhanced Auction Technologies. The Company currently has 27 pending lawsuits in connection with its patented technologies.

 In addition to continuing to mine and monetize our existing patents, our wholly owned subsidiary, ITUS Patent Acquisition Corporation, will continue to acquire patents and the exclusive rights to license and enforce patents from third parties.  When necessary, we will assist such parties in the further development of their patent portfolios through the filing of additional patent applications.

Due to arrangements previously entered into by the Company, certain of our patents contain encumbrances which may negatively impact our patent monetization and patent assertion activities.  Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent monetization and patent assertion activities.

Name Change

On September 2, 2014, the Company changed its name to ITUS Corporation.  The Name Change was approved by the Company’s Board of Directors on May 28, 2014 and was subsequently approved by the Company’s stockholders at the Annual Meeting of Stockholders on August 8, 2014.   In Greek mythology, ITUS was the God of Protection. The Name Change better aligns the Company’s corporate name with its current business and mission to develop, acquire, license and enforce of patented technologies that are either owned or controlled by the Company or one of its wholly owned subsidiaries.

Funding and Management’s Plans

In January 2013, we received aggregate gross proceeds of $1,765,000 from the issuance of 8% convertible debentures due January 25, 2015 in a private placement.  During the third quarter of fiscal 2013, $325,000 of the principal amount of these debentures were converted into 2,166,775 shares of our common stock.  During the second quarter of fiscal 2014, $1,240,000 of the principal amount of the convertible debentures were converted into 8,267,080 of shares of our common stock, and the remaining $200,000 of convertible debt was repaid in cash.

In November 2013, the Company completed a private placement with a single institutional investor, pursuant to which the Company issued a $3,500,000 principal amount 6% convertible debenture due November 11, 2016.  For details of this debenture, please see Note 3, Convertible Debentures herein.

In July 2014, the Company completed the sale of 16,000,000 shares of its common stock at the offering price of $0.25 per share. The net proceeds from this sale totaled approximately $3,673,000.  See Note 4, Sale of Common Stock – for additional information regarding this transaction.

           During the nine months ended July 31, 2014, cash used in operating activities was approximately $2,017,000. Cash used in investing activities during the nine months ended July 31, 2014 was approximately $2,554,000, which principally resulted from the purchase of certificates of deposit totaling $3,700,000 which was partially offset by the sale of certificates of deposit totaling $1,150,000. Our cash provided by financing activities during the nine months ended July 31, 2014 was approximately $7,324,000, which resulted from the net proceeds from the sale of 16,000,000 shares of the Company’s common stock for approximately $3,673,000, the sale of convertible debentures in a private placement for $3,500,000, the proceeds from exercise of warrants to purchase common stock of approximately $300,000, and the proceeds from exercise of stock options of approximately $51,000 offset by the payment to redeem convertible debentures of $200,000. As a result, our cash, cash equivalents, and short-term nvestments at July 31, 2014 increased approximately $5,304,000 to approximately $6,202,000 from approximately $898,000 at the end of fiscal year 2013.

Based on currently available information, the Company believes that its existing cash, cash equivalents, short-term investments, accounts receivable, and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable it to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, short term investments and cash that may be generated from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible. The sale of additional equity securities or convertible debt could result in dilution to our shareholders. We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 31, 2013, as reported by us in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 16, 2014.  The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of July 31, 2014, and results of operations and cash flows for the interim periods represented.  The results of operations for the three and nine months ended July 31, 2014 are not necessarily indicative of the results to be expected for the entire year.

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

Display Technology Development and License Fees

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting.  Under the AUO License Agreements, we received initial development and license fees of $3 million, of aggregate development and license fees of up to $10 million.  The additional $7 million in development and license fees were to be payable upon completion of certain conditions for the respective technologies.  We have determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology.  Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial development and license fees over the estimated periods that we expected to complete the conditions for the respective technologies. We have not recognized any portion of the $7 million of additional development and license fees as either deferred revenue or revenue as it is considered contingent revenue.  Each of the license agreements with AUO also provide for the basis for royalty payments on future production, if any, by AUO to CopyTele, which we have determined represent separate units of accounting.  We have not recognized any royalty income under the AUO License Agreements.

At each reporting period we assess our remaining performance obligations under the AUO License agreements and recognize display technology development and license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies.  Development and license fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of October 31, 2013) are recorded as non-refundable deferred revenue on the accompanying condensed consolidated balance sheet. As a result of the AUO/E Ink Lawsuit described below we have not recorded any display technology development and license fee revenue during the period from the fourth quarter of fiscal 2012 through the second quarter of this fiscal year due to uncertainty as to our remaining performance obligations, if any. Based on our assessment for the three month period ended July 31, 2014, we have determined that we have no further performance obligations under the AUO License Agreements and accordingly we have recognized display technology development and license fee revenue of approximately $1,187,000, representing the balance of the initial $3 million payment received from AUO.

Patents

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  Patent acquisition costs capitalized during the nine months ended July 31, 2014 and 2013, was approximately $3,036,000 and $-0-, respectively, and none during the three months ended July 31, 2014 and 2013, respectively. We recorded patent amortization expense of approximately $233,000 and $-0- during the nine months ended July 31, 2014 and 2013, respectively, and approximately $81,000 and $-0- during the three months ended July 31, 2014 and 2013, respectively.

2.         SUBSEQUENT EVENTS

Unwinding of Business Relationship and Interests with Videocon

On August 29, 2014, the Company and CopyTele International Ltd., a wholly-owned subsidiary of the Company (the “Subsidiary”), terminated their business relationship (the “Business Relationship”) with Videocon Industries Limited (“Videocon”) and Mars Overseas Limited, an affiliate of Videocon (“Mars” and together with the Company, the Subsidiary and Videocon, the “Parties”).  The Business Relationship began in November 2007 and related to a proposed joint development effort between the Company and Videocon to develop a certain Nano Field Emission Display technology (the “Technology”). In connection with the proposed joint venture, (i) the Company granted a non-transferable, worldwide license to Videocon for the Technology (the “License”), (ii) the Subsidiary made a $5 million dollar loan to Mars (the “Subsidiary Loan”), (iii) Mars made an identical $5 million dollar loan to the Subsidiary (the “Mars Loan” and together with the Subsidiary Loan, the “Loans”), (iv) the Company sold to Mars 20 million shares of the Company’s common stock (the “Shares”) and (v) Global EPC Ventures Limited sold to the Company 1,495,845 global depository receipts of Videocon (the “GDRs”). The Shares and GDRs were subsequently used to secure the Loans.

Because Videocon was unable to continue with its joint development responsibilities, the Technology was not jointly developed by the Parties, and Videocon introduced the Company to AU Optronics Corp. to jointly develop the Technology with the Company. Because the Company entered into a separate agreement with AU Optronics Corp. to jointly develop the Technology, the Business Relationship with Videocon became immaterial to the Company. Accordingly, the Company and Videocon agreed to terminate the Business Relationship. In order to terminate the Business Relationship, the Parties entered into several agreements whereby: (i) the License was terminated, (ii) both of the Loans were canceled and (iii) the Shares and GDRs were exchanged for each other (collectively, the “Termination Transactions”). The result of these Termination Transactions was to undo the initial transactions between the Parties that set forth the Business Relationship. Aside from this business relationship there is no other material relationship between the Parties.  In accounting for the unwinding of this business relationship, the Company offset the two loans and then recorded its repurchased shares of common stock at the then current fair value of the GDRs and then retired and cancelled those shares.

Preferred Stock

On September 9, 2014, the Company designated 3,500 shares of Series A Convertible Preferred Stock, par value $100 per share, in accordance with the Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on September 9, 2014 (the “Series A Convertible Preferred Stock”).  On September 9, 2014, 3,500 shares of Series A Convertible Preferred Stock were issued in connection with the conversion of the Convertible Debenture due November 2016, as discussed further, below.

Ranking

The Series A Convertible Preferred Stock ranks senior to the Company’s common stock, to all series of any other classes of equity which may be issued and to any indebtedness, unless the Company has obtained the prior written consent of the Series A Convertible Preferred Stock holder.

Optional Conversion

Holders of the Series A Convertible Preferred Stock may at any time convert their shares of Series A Convertible Preferred Stock into such number of shares of the Company’s common stock in such an amount equal to (a) the stated value (initially $1,000) of the shares of Series A Convertible Preferred Stock being converted (the “Stated Value”), divided by the conversion price (initially $0.1892) ( the “Series A Conversion Price”), multiplied by (b) the number of shares of Series A Preferred Stock being converted.  In the event the Series A Convertible Preferred Stock is converted in part, the Company shall deliver a new certificate of like tenor in the amount equal to the remaining balance of the Series A Convertible Preferred Stock after giving effect to such partial conversion.

The holder shall not have the right to convert any portion of the Series A Convertible Preferred Stock if after giving effect to such conversion, the holder, together with any affiliate thereof, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion.

The embedded conversion option has certain anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $0.142 per share.

 Mandatory Conversion

At any time after November 11, 2016, if and only if the average of the high and low trading prices of the Company’s common stock for any 10 out of 20 consecutive trading days (the “Measurement Period,”) exceeds the then Series A Conversion Price, as adjusted, the Company may convert any then outstanding shares of Series A Convertible Preferred Stock into shares of common stock (a “Mandatory Conversion”), provided, however, that any such Mandatory Conversion shall not require a holder to convert a number of shares of Series A Convertible Preferred Stock into an amount of Common Stock that would exceed 50% of the daily average trading volume of the common stock during the Measurement Period. Following November 11, 2016 and subject to the price and volume limitations set forth above, the Company may require such number of successive Mandatory Conversions as are necessary to convert all then outstanding Series A Convertible Preferred Stock.

Redemption

At any time on or after November 11, 2016 (the “Redemption Date”), and upon at least 60 days prior written notice to the Company (a “Redemption Notice”), any holder of the Series A Convertible Preferred Stock shall have a one-time right to require the Company to redeem all or some of its shares of Series A Convertible Preferred Stock (a “Redemption”), for cash generated from a subsequent sale of the Company’s equity securities.   The redemption price shall be equal to the Stated Value for each share of Series A Convertible Preferred Stock (the “Redemption Purchase Price”).  Upon receipt of a Redemption Notice, the Company shall complete a sale or sales of its equity securities for the purpose of accumulating net proceeds sufficient to pay the Redemption Purchase Price (it being understood by the holder of the Series A Convertible Preferred Stock that the Company may only redeem shares of Series A Convertible Preferred Stock with the proceeds from the sale of the Company’s equity securities).

Board and Observer Rights

Each holder of Series A Convertible Preferred Stock shall have the right, upon 10 days' prior written notice, to designate one representative, reasonably acceptable to the Company, who shall be entitled to attend and observe meetings of the Company’s Board of Directors in a non-voting observer capacity (the “Observer”).

Accounting for the Series A Convertible Preferred Stock

The Company determined that the economic characteristics and risks of the conversion feature and the preferred stock instrument were clearly and closely related as equity instruments and accordingly, the conversion feature would not require separate accounting.   In addition, the redemption feature is contingent upon Series A Convertible Preferred Stock not being converted into common stock and upon the holders delivering a redemption notice to the Company. Further, the redemption purchase price may only be paid from the proceeds of a subsequent sale of equity securities. Accordingly, the Series A Convertible Preferred Stock was accounted for as an equity instrument.

Conversion of the Convertible Debenture due November 2016

On September 9, 2014, holders of $3,500,000 and approximately $173,000 of principal and interest, respectively, of the Convertible Debenture due November 2016, converted their holdings into an aggregate of 18,498,943 shares of common stock the (“Conversion Common Stock”).   In addition, the Company exchanged and reissued the warrant for the purchase of 9,249,472 shares of common stock, and upon the reissuance, lowered the exercise price to $0.31 per share.   There was no change to the term of the warrant.

In connection with this conversion, the Company recorded a loss on conversion/exchange of approximately $1,580,000, as summarized below. This loss represents the excess of the fair value of common stock issued on the date of the conversion over the net book value of the debt on the date of conversion. Since the conversion feature on the Convertible Debenture due November 2016 was determined to be a derivative liability, the net book value includes the value of the debt, net of discount, the derivative liability related to the conversion feature (after being marked to market on the conversion date, and the change in the fair value of the warrant on the date of the conversion.

The loss on extinguishment of debt was determined as follows:

Conversion Common Stock
Securities extinguished:
Face value of convertible debenture converted	$3,500,000
Less: debt discount	(1,693,785)
Plus: accrued interest	173,521
Plus: fair value of derivative liability	1,032,241
Plus: fair value of warrant exchanged in connection with the conversion	1,270,000
Net book value of converted debenture, accrued interest, derivative liability and warrant exchanged	4,281,977
Securities issued in conversion/exchange:
Fair value of common stock issued	4,532,241
Fair value of warrant issued September 9, 2014	1,332,000
Subtotal of securities issued in conversion/exchange	5,864,241
(Loss) on conversion/exchange	$(1,582,264)

On September 9, 2014, the Convertible Debenture due November 2016 was extinguished in full.  However, the Company needed to determine the fair value of the derivative liability for the embedded conversion feature immediately prior to the conversion, in order to determine the change in the fair value of the derivative for the period. The Company determined to measure the derivative immediately prior to the conversion at its intrinsic value, since this method most fairly measured the value of the derivative liability. The intrinsic value computation is provided below.

On September 9, 2014

Stock price used for valuation	$0.25
5,285 shares issued per $1,000 face value
Aggregate gross intrinsic value of the $3,500,000 of principal outstanding on September 8, 2014, immediately prior to conversion	4,532,241
Less the face value of the convertible debenture	(3,500,000)
Intrinsic value of the derivative conversion feature	$1,032,241

Immediately after the conversion, the holders exchanged 15,978,943 shares of the Conversion Common Stock into 3,500 shares of Series A Convertible Preferred Stock. Shortly thereafter, the Company retired and cancelled the 15,978,943 shares of common stock received in the exchange.

3.         CONVERTIBLE DEBENTURES

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

The derivative liability related to the embedded conversion feature was revalued at each reporting period as well as on the date of all conversions.  The value of the derivative liability associated with the conversions and repayments of the Convertible Debenture due January 2015 during the three months ended April 30, 2014 was approximately $1,671,000. As of April 30, 2014, the Company determined the fair value of the derivative liability to be $-0-, as the full value of the Convertible Debenture due January 2015 was converted and/or repaid in full during the three months ended April 30, 2014.  Accordingly, during the three and nine months ended July 31, 2014, the Company recorded losses on the change in fair value of the derivative liability of approximately $-0- and $1,131,000, respectively.

During the three months ended April 30, 2014, holders of $1,240,000 and approximately $9,000 of principal and interest, respectively, of the Convertible Debenture due January 2015, converted their holdings into an aggregate of 8,267,080 and 29,633 shares of common stock and holders of $200,000 of principal of the Convertible Debenture due January 2015 consented to prepayment (without conversion) of obligations to them under the instrument’s prepayment provisions. In connection with these conversions and prepayments the Company recorded a loss on extinguishment of debt of approximately $483,000 during the three months ended April 30, 2014. This loss represents the excess of the fair value of Common Stock issued and cash paid on the date of the respective conversions and prepayments over net book value of the debt on the date of conversion and/or repayment. Since the conversion feature on the Convertible Debenture due January 25, 2015 was determined to be a derivative liability, the net book value includes both the value of the debt, net of discount and the portion of derivative liability related to the conversion feature.

The loss on extinguishment of debt was calculated as follows:

For the Nine Months Ended July 31, 2014
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

  The amortization of debt discount related to the Convertible Debenture due January 2015 was approximately $-0- and $233,000 for the three and nine months ended July 31, 2014, respectively, and approximately $92,000 and $175,000 for the three and nine months ended July 31, 2013, respectively.

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

 The Company calculated the fair value of the Convertible Debenture Warrant issued on November 11, 2013 using a Black Scholes Model, with the observable assumptions as provided in the table below. The significant unobservable inputs used in the fair value measurement of the reporting entity’s warrant value are expected stock prices, levels of trading and liquidity of the Company stock, probability of default of the host instrument, and loss severity in the event of such default. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement:

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

The derivative liability related to the embedded conversion feature is revalued at each reporting period as well as on the date of all conversions, as discussed below. As of July 31, 2014, the Company determined the fair value of the derivative liability to be $1,900,000, and accordingly, during the three and nine months ended July 31, 2014, the Company recorded a gain (loss) on the change in the fair value of the derivative liability of approximately $850,000 and ($330,000), respectively.

As of July 31, 2014, the Company calculated the fair value of the embedded conversion feature of the Convertible Debenture due November 2016 using a Monte Carlo simulation, with the observable assumptions as provided in the table below. The significant unobservable inputs used in the fair value measurement of the reporting entity’s embedded conversion feature are expected stock prices, levels of trading and liquidity of the Company stock, probability of default of the host instrument, and loss severity in the event of such default.  Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

As of July 31, 2014

Stock price used for valuation	$0. 260
Conversion price	0.189
Discount for lack of marketability	36.3%
Term (years)	2.3
Expected volatility	100.6%
Weighted average risk-free interest rate	0.78%
Trials	100,000
Aggregate fair value	$1,900,000

The amortization of debt discount related to the Convertible Debenture due November 2016 for the three and nine months ended July 31, 2014 was approximately $129,000 and $342,000, respectively.

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

            See Note 2, Subsequent Events - for discussion of the conversion of the Convertible Debenture due November 2016.

4.         SALE OF COMMON STOCK

On July 15, 2014, the Company, raised $4,000,000 of gross proceeds via a registered direct offering of its common stock to certain investors (the “Investors”) (the “Offering”). The Company sold an aggregate of 16,000,000 shares of common stock and warrants to purchase an aggregate of 8,000,000 shares of common stock. The purchase price of one share of common stock and a warrant to purchase ½ of a share of common stock was $0.25.  The warrants are exercisable immediately as of the date of issuance at an exercise price of $0.40 per share and expire five years from the date of issuance. The exercise price of the warrants is subject to customary adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  Under certain circumstances, the Company has the right to call for cancellation of warrants for which a notice of exercise has not yet been delivered for consideration equal to $.001 per share.  The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3, which became effective on April 25, 2014, pursuant to a prospectus supplement filed with the Securities and Exchange Commission.

5.         STOCK BASED COMPENSATION

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

We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $1,562,000 and $2,118,000, during the nine months ended July 31, 2014 and 2013, respectively, and approximately $573,000 and $1,091,000 during the three months ended July 31, 2014 and 2013, respectively. Stock-based compensation expense for the nine months ended July 31, 2014 and 2013 includes approximately $1,089,000 and $1,816,000, respectively, and during the three months ended July 31, 2014 and 2013 approximately $496,000 and $1,014,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but vested in the current period. As of July 31, 2014, there was unrecognized compensation cost related to non-vested stock options granted to employees and directors, related to service based options of approximately $2,767,000, which will be recognized over a weighted-average period of 1.8 years and related to performance based options of approximately $427,000 which will be recognized when achievement is considered probable.

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

 We recorded consulting expense, related to stock options granted to consultants, during the nine months ended July 31, 2014 and 2013 of approximately $784,000 and $574,000, respectively, and approximately $(103,000) and $147,000 during the three months ended July 31, 2014 and 2013, respectively. Stock-based consulting expense for the nine ended July 31, 2014 and 2013 includes approximately $736,000 and $574,000, respectively, and during the three months ended July 31, 2014 and 2013 approximately $(107,000) and $147,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but vested in the current period. As of July 31, 2014, there was unrecognized consulting expense related to non-vested stock options granted to consultants, related to service based options of approximately $1,223,000, which will be recognized over a weighted-average period of 1.3 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving performance targets.  To determine the weighted average fair value of stock options on the date of grant, employees and directors are included in a single group.  The fair value of stock options granted to consultants is determined on an individual basis.  The stock options we granted during the nine months ended July 31, 2014 consisted of awards with 10-year terms that vest over one year, options with 10-year terms that vest over 36 months, options with 5-year terms which vest immediately and options with 10-year terms which vest upon achievement of performance milestones.  The stock options we granted during the nine months ended July 31, 2013 consisted of awards of options with 5-year terms, which vest over one year and options with 10-year terms which vest in three annual installments commencing on the date of grant or over a nine month period.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the nine months ended July 31, 2014 and 2013, and the three months ended July 31, 2014. No stock options were granted during the three months ended July 31, 2013.

			For the Three Months Ended July 31, 2014
	For the Nine Months Ended July 31,

	2014	2013
Weighted average fair value at grant date	$0.22	$0.17	$0.25
Valuation assumptions:
Expected life (years)	5.79	5.26	5.98
Expected volatility	115.4%	116.5%	115.1%
Risk-free interest rate	1.82%	0.73%	1.93%
Expected dividend yield	0	0	0

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

For options vesting if the trading price of the Company’s common stock exceeds price targets, we used a Monte Carlo Simulation in estimating expected term and fair value.

Stock Option Activity

During the nine months ended July 31, 2014 and 2013, we granted options to purchase 13,010,000 and 180,000 shares, respectively, of common stock at weighted average exercise prices of $0.22 and $0.20 per share, respectively, pursuant to the ITUS Corporation 2010 Share Incentive Plan (the "2010 Share Plan”).   During the nine-month period ended July 31, 2013, in addition to options granted under the 2010 Share Plan, we granted options to our outside directors to purchase 3,000,000 shares at weighted average excise prices of $0.21 per share.  During the nine-month periods ended July 31, 2014 and 2013, stock options to purchase 345,000 shares and 146,000 shares, respectively, of common stock were exercised with aggregate proceeds of approximately $51,000 and $26,000, respectively.

Stock Option Plans

As of July 31, 2014, we have two stock option plans:  the ITUS Corporation 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013.  Information regarding the 2003 Share Plan for the nine months ended July 31, 2014 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2013	15,638,845	$0.72
Exercised	(265,000)	$0.145
Forfeited	(1,389,075)	$0.63
Options Outstanding and exercisable at July 31, 2014	13,984,770	$0.74	$181,000

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of July 31, 2014:

		Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding

$0.07 - $0.37	1,595,000	2.64	$0.15
$0.43 - $0.70	4,684,770	1.43	$0.62
$0.74 - $0.92	5,450,000	2.35	$0.86
$1.04 - $1.46	2,255,000	1.49	$1.10

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares, on August 29, 2012, the maximum number of shares was further increased to 30,000,000 shares.  On November 8, 2013, the Board of Directors approved an amendment to provide that effective November 8, 2013, the maximum aggregate number of shares available for issuance will be 20,000,000 shares and that on the first business day in 2014 and on the first business day of each calendar year thereafter the maximum aggregate number of shares available for issuance shall be replenished such that 20,000,000 shares will be available for issuance. Accordingly, during the nine months ended July 31, 2014, the number of shares in the 2010 Share Plan was increased by 25,634,980 shares to 55,634,980 shares.  In addition, on November 8, 2013, the 2010 Share Plan was amended to provide that on January 2nd of each year commencing on January 2, 2014, each non-employee director of the Company at that time shall automatically be granted a 10 year stock option to purchase 300,000 shares of common stock (400,000 for the Chairman) that will vest in four equal quarterly installments. The 2010 Share Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of July 31, 2014, the 2010 Share Plan had 13,700,000 shares available for future grants.  Information regarding the 2010 Share Plan for the nine months ended July 31, 2014 is as follows:

		Weighted Average Exercise Price Per share	Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2013	2,984,000	$0.25
Granted	13,010,000	$0.22
Exercised	(80,000)	$0.16
Options Outstanding at July 31, 2014	15,914,000	$0.23	$612,000
Options Exercisable at July 31, 2014	5,016,222	$0.23	$229,000

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of July 31, 2014:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life (in years)

					Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.12 - $0.37	15,914,000	8.62	$0.23	5,016,222	6.63	$0.23

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, in September 2012, the Board of Directors approved the grant of stock options to purchase 41,500,000 shares and, during the year ended October 31, 2013, the Board of Directors approved the grant of stock options to purchase 3,000,000 shares.

Of the stock options granted in September 2012, nonqualified options to purchase 40,000,000 shares were issued to our new executive team, consisting of 16,000,000 stock options issued to our new President and Chief Executive Officer, 8,000,000 stock options issued to our new Senior Vice President of Engineering and 16,000,000 stock options issued to a new strategic advisor to the Company who is also a Director.  These stock options have an exercise price of $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board of Directors) and have a term of ten years.  Half of these stock options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the grantees are terminated by the Company without cause, an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the stock options will vest in three equal installments upon achievement of a cash milestone, which was satisfied in the fourth quarter of fiscal 2013, and two stock price targets, which were not achieved in fiscal 2013.  In November 2013, in light of the cost and expense of revaluing the unvested portion of the performance-based stock options on a quarterly basis for financial reporting purposes, the Board of Directors approved an amendment to the performance-based stock options awarded on September 19, 2012 to the President and Chief Executive Officer, Senior Vice President of Engineering and the strategic advisor. The amendment modifies the option award’s vesting conditions to provide that the unvested portion of the stock options vest in 23 consecutive monthly installments commencing November 30, 2013.  The fair value of these options was recalculated to reflect the change to service based options as of November 8, 2013 and the unrecognized compensation amount was adjusted to reflect the increase in fair value.  As of July 31, 2014, the outstanding options to purchase 40,000,000 shares had an intrinsic value of $1,660,000.  As of July 31, 2014, 24,106,280 of these stock options were exercisable with an aggregate intrinsic value of approximately $1,000,000.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The remaining nonqualified  stock options granted in September 2012 to purchase 1,500,000 shares consisted of grants of 750,000 stock options to our Chairman in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a director, and 750,000 stock options to a director in compensation for his service in recruiting the Company’s new management team.  These stock options have an exercise price of $0.2225 (the average of the high and low sales price on September 21, 2012) and an intrinsic value as of July 31, 2014 of approximately $55,000.  The options vest in 3 equal annual installments of 250,000 commencing on September 21, 2012 and have a term of ten years.   As of July 31, 2014, 1,000,000 options were exercisable with an aggregate intrinsic value of approximately $37,000.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

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

As of July 31, 2014, the options to purchase 3,000,000 shares had an intrinsic value of approximately $136,000 and the portion exercisable of 2,333,334 shares had an intrinsic value of approximately $112,000.  These options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

The following table summarizes information about the above stock options outstanding that were not granted under the 2003 Share Plan or the 2010 Share Plan as of July 31, 2014:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life (in years)
Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.195-$0.235	44,500,000	8.16	$0.22	27,439,614	8.17	$0.22

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  During the nine months ended July 31, 2014 and 2013, we issued 130,000 shares and 665,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2010 Share Plan.  We recorded consulting expense for the nine months ended July 31 2014 and 2013 of approximately $41,000 and $168,000, respectively and for the three months ended July 31, 2014 of approximately $6,000 and $117,000, respectively, for the shares of common stock issued to consultants.

6.         FAIR VALUE MEASUREMENTS

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of July 31, 2014:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$3,651,564	$-	$-	$3,651,564
Certificates of deposit Short-term investments	2,550,000	-	-	2,550,000
Videocon Industries Limited global depository receipts	4,150,970	-	-	4,150,970
Total financial assets	$10,352,534	$-	$-	$10,352,534

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2013:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$898,172	$-	$-	$898,172
Videocon Industries Limited global depository receipts	4,197,341	-	-	4,197,341
Total financial assets	$5,095,513	$-	$-	$5,095,513

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of July 31, 2014:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$1,900,000	$1,900,000
Patent acquisition obligation	-	-	3,136,513	3,136,513
	$-	$-	$5,036,513	$5,036,513

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of October 31, 2013:

	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	$-	$540,000	$540,000

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Nine Months Ended July 31, 2014

Derivative liability:
Beginning balance	$540,000
Aggregate fair value of bifurcated conversion feature issued	1,570,000
Change in fair value of bifurcated conversion feature	1,460,704
Fair value of bifurcated conversion features related to the extinguishment of debt	(1,670,704)
Ending balance	$1,900,000
Fair value of patent acquisition obligation:
Beginning balance	$-
Initial fair value, discounted to present value	2,850,511
Amortized interest on patent obligation	286,002
Ending balance	$3,136,513

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

7.         INVESTMENTS

At July 31, 2014, we had marketable securities consisting of certificates of deposit of $2,550,000, which were classified as "available-for-sale securities" and reported at fair value.

 The fair value of investment in Videocon Industries Limited (“Videocon”) global depository receipts (‘Videocon GDRs”) as of July 31, 2014 and October 31, 2013, and the unrealized loss for the nine months ended July 31, 2014, are as follows:

Investment in Videocon

Fair Value as of October 31, 2013	$4,197,341
Unrealized loss	(46,371)
Fair Value as of July 31 2014	$4,150,970

See Note 2, Subsequent Event – for discussion of the disposition of this investment in August 2014.

8.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consist of the following as of:

	July 31, 2014	October 31, 2013

Accounts payable	$529,340	$527,208
Payroll and related expenses	363,336	345,484
Accrued litigation expense, consulting and other professional fees	209,244	248,730
Accrued other	202,651	155,048
	$1,304,571	$1,276,470

9.          NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the nine and three months ended July 31, 2014 and 2013, were stock options to purchase 74,398,770 and 63,182,845 shares respectively, and warrants to purchase 25,923,281 and 9,878,759 shares, respectively and debentures convertible into 18,498,943 shares and 9,600,480 shares respectively.

10.       EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

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

11.       INCOME TAXES

We file Federal, New York State and California State income tax returns.  Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1997.   We account for interest and penalties related to income tax matters in marketing, general and administrative expenses. There are no unrecognized income tax benefits as of July 31, 2014 and October 31, 2013.

12.       COMMITMENT AND CONTINGENCES

Patent Acquisition Obligations

As of July 31, 2014, we have incurred obligations due no later than November 2017 related to the acquisition of patents, which have a discounted present value of approximately $3,137,000, and which amount will be reduced by royalties paid during the period.  The payment due in November 2017 is payable at the option of the Company in cash or common stock.

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

The operations of the Company involve patent licensing and enforcement in connection with the unauthorized use of patented technologies.   In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or award attorney's fees and/or expenses to a defendant(s), which could be material.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

As used herein, “we,” “us,” “our,” the “Company”, or “ITUS” means ITUS Corporation and its wholly-owned subsidiaries, unless otherwise indicated.  The primary operations of the Company involve the development, acquisition, licensing, and enforcement of patented technologies that are either owned or controlled by the Company.  In June 2014, ITUS Patent Acquisition Corporation acquired the exclusive rights to license and enforce our 10th patent portfolio called Enhanced Auction Technologies, which covers enhanced presentation and cross selling technologies used by some of the world’s leading auction sites. The Company currently owns or controls 10 patent portfolios including Encrypted Mobile Communication; Enhanced Auction Technologies: ePaper® Electrophoretic Display; Internet Telephonic Gateway; J-Channel Window Frame Construction; Key Based Web Conferencing Encryption; Loyalty Conversion Systems; Micro Electro Mechanical Systems Display; Nano Field Emission Display; and VPN Multicast Communications.

As part of our patent assertion activities and in the ordinary course of our business, the Company has initiated and will likely continue to initiate patent infringement lawsuits, and engage in patent infringement litigation.  In September of 2014, the Company initiated its seventh patent assertion campaign, bringing the total number of lawsuits since we implemented our patent monetization business model in January of 2013 to 44.

 Our primary source of revenue will come from licenses resulting from the unauthorized use of our patented technologies, including the settlement of patent infringement lawsuits. During the nine months ended July 31, 2014, we entered into 5 license and/or settlement agreements including agreements in connection with our patented Key Based Web Encryption technology and our patented J-Channel Window Frame Construction technology. In September 2014, we entered into 5 additional license and/or settlement agreements with Jeld-Wen, Inc., Atrium Windows and Doors, Inc., Pella Corporation, Ply Gem Industries, Inc. and Simonton Building Products, Inc., all in connection with our patented J-Channel Window Frame Construction technology. These licenses resolved lawsuits that were pending against the aforementioned companies. Since implementing our new business model in January of 2013, the Company has entered into a total of 14 revenue producing license and/or settlement agreements, and 3 of our 7 patent assertion campaigns have now generated revenue.

On August 29, 2014, the Company ended its relationship with Videocon Industries Limited, terminating Videocon’s license to the Company’s patented Nano Field Emission Display technology.  On September 3, 2014, the United States District Court for the Eastern District of Texas invalidated two of our Loyalty Conversion Systems patents by ruling that they did not cover patentable subject matter, resulting in the dismissal of 7 of our Loyalty Conversion Systems Corporation’s lawsuits.  On September 8, 2014, the Company filed patent infringement lawsuits against Ebay, Vendio, and Auctiva connection with our patented Enhanced Auction Technologies. The Company currently has 27 pending lawsuits in connection with its patented technologies.

 In addition to continuing to mine and monetize our existing patents, our wholly owned subsidiary, ITUS Patent Acquisition Corporation, will continue to acquire patents and the exclusive rights to license and enforce patents from third parties.  When necessary, we will assist such parties in the further development of their patent portfolios through the filing of additional patent applications.

Due to arrangements previously entered into by the Company, certain of our patents contain encumbrances which may negatively impact our patent monetization and patent assertion activities.  Where we are able, we will take the steps necessary to remove any encumbrances that may inhibit our patent monetization and patent assertion activities.

Patent Monetization and Patent Assertion

Patent monetization is the generation of revenue and proceeds from patents and patented technologies (“Patent Monetization”).  Patent assertion is a specialized type of Patent Monetization where a patent owner, or a representative of the patent owner, seeks to prohibit or collect royalties from the unauthorized manufacture, sale, and use of the owner’s patented invention (“Patent Assertion”).  Our business model is Patent Monetization and Patent Assertion.

ITUS’s Patent Portfolios

Encrypted Cellular Communications

The Encrypted Cellular Communications patent portfolio covers hardware and software used to encrypt cellular phone calls and other mobile communications.  With the increased use of mobile devices, and the increased concerns regarding privacy and the protection of personal information, we believe the demand for secure mobile communications is increasing for both businesses and consumers.

Enhanced Auction Technology

The Enhanced Auction Technologies patent portfolio covers enhanced presentation and cross selling technologies used by some of the world’s leading auction sites. The enhanced presentation tools covered by these patents enable auction sellers to cross sell and upsell additional items to interested buyers, resulting in incremental sales and higher yields per transaction.

ePaper® Electrophoretic Display

The ePaper® Electrophoretic Display patent portfolio covers core electrophoretic technology that is used in the world’s most popular eReader devices such as the Nook® and the Kindle. The ePaper patents cover the underlying chemistry that is used to manufacture both the particles and the suspension, two of the key elements that are fundamental to the generation of the black and white eReader display.  Our ePaper patents also cover the manufacturing, assembly, and physical structure of the display unit itself, as well as the electronics and internal operation of the device.

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

Loyalty Conversion Systems

The Loyalty Conversion System patent portfolio covers coalition loyalty awards programs commonly provided by airlines, credit card companies, hotels, retailers, casinos, and others.  The portfolio covers the electronic conversion of non-negotiable, loyalty awards points into negotiable funds used to purchase goods and services from third parties, as well as covering the electronic conversions of awards points into points and awards provided by other loyalty program providers. On September 3, 2014, the United States District Court for the Eastern District of Texas invalidated two of our Loyalty Conversion Systems patents by ruling that they did not cover patentable subject matter.  We are studying the Court’s opinion, the prospects of an appeal, and the impact of the decision on the other 22 patents in the portfolio.

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

RESULTS OF OPERATIONS

            Nine months ended July 31, 2014 compared to the nine months ended July 31, 2013

Revenue from Patent Assertion Activities

For the nine months ended July 31, 2014, we recorded revenue from patent assertion activities of $1,105,000, from 5 license agreements issued from our Key Based Web Conferencing Encryption and J-Channel Window Frame Construction patent portfolios.  The license agreements provided for one-time, non-recurring, lump sum payments in exchange for a non-exclusive retroactive and future license, or covenant not to sue.  Accordingly, the earning process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.  There was no revenue from patent assertion activities in the nine months ended July 31, 2013.

The Company currently owns or controls 10 patent portfolios.  Since implementing our new business model in January of 2013, the Company has entered into a total of 14 revenue producing license and/or settlement agreements, and 3 of our 7 patent assertion campaigns have generated revenue. The Company currently has 27 pending lawsuits in connection with its patented technologies.  Our primary source of revenue will come from licenses resulting from the unauthorized use of our patented technologies, including the settlement of patent infringement lawsuits.

Display Technology Development and License Fees

Based on our assessment as of July 31, 2014, we have determined that we have no further performance obligations under the AUO License Agreements and accordingly during the nine months ended July 31, 2014, we have recognized display technology development and license fee revenue of approximately $1,187,000, representing the balance of the initial $3 million payment received from AUO in fiscal year 2011.  We did not record any display technology development and license fees during the nine months ended July 31, 2013.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees of approximately $465,000 during the nine months ended July 31, 2014 are attributable to our patent assertion activities initiated during fiscal 2013, and are expensed in the period that the related revenues are recognized.  Inventor royalties and contingent legal fees, as a percentage of revenue from patent assertion activities, will vary between fiscal periods since the economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.  We did not incur any inventor royalties or contingent legal fees during the nine months ended July 31, 2013, as we recognized no patent assertion revenues during this period.

Litigation and Licensing Expenses

Litigation and licensing expenses increased by approximately $245,000 to approximately $267,000 in the nine months ended July 31, 2014, from approximately $22,000 in the comparable prior year period.  Litigation and licensing expenses other than contingent legal fees, which are attributable to our patent assertion activities initiated during fiscal 2013 and the AUO/E Ink Lawsuit, are expensed in the period incurred.

Amortization of Patents

Amortization of patents of approximately $233,000 in the nine months ended July 31, 2014 is related to patent portfolios acquired in the first quarter of fiscal 2014. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  We did not incur any patent amortization expense during the nine months ended July 31, 2013.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $1,313,000 to approximately $4,807,000 in the nine months ended July 31, 2014, from approximately $6,120,000 in the comparable prior-year period. The decrease in marketing, general and administrative expenses was principally due to a decrease in legal and accounting fees of approximately $614,000, a decrease in rent expense of approximately $246,000, a decrease in shareholder relations expense of approximately $285,000, and a decrease in stock option expense for employees of approximately $556,000, which were partially offset by an increase in employee compensation and related costs, excluding stock option expense, of approximately $240,000, which was primarily attributable to employee bonuses, a bonus paid to the Company’s strategic advisor and a director of the Company of $100,000 and an increase in stock option expense for this strategic advisor and director of the Company of approximately $210,000.

 Legal and accounting fees in 2013 included nonrecurring costs related to the Company’s restructuring, which commenced in the fourth quarter of the fiscal year 2012.

The decrease in rent expenses reflects the reduction in facilities requirements as a result of the Company’s restructuring.  Marketing, general and administrative expense for the nine months ended July 31, 2014 and 2013 includes approximately $2,347,000 and $2,693,000, respectively, of non-cash stock option compensation expense.

Change in Value of Derivative Liability

Change in value of derivative liability was a loss of approximately $1,461,000 in the nine months ended July 31, 2014 compared to a gain of approximately $315,000 in the comparable prior year period.  The derivative liability represents the bifurcated conversion features of the January 2013 Convertible Debentures through its conversion date and the November 2013 Convertible Debenture.  An increase in the price of our common stock results in an increase in derivative liability and a loss from change in value of derivative liability.  See Note 3 to the condensed consolidated financial statements for additional information.

Loss on Extinguishment of Debt

During the nine months ended July 31, 2014, holders of $1,240,000 of the Convertible Debentures due January 2015 converted their holdings into 8,267,080 shares of Common Stock and holders of $200,000 of principal of Convertible Debentures due January 2015 consented to prepayment of obligations to them.  In connection with these conversions and prepayments, the Company recorded a loss on extinguishment of debt of approximately $483,000 in the nine months ended July 31, 2014. During the nine months ended July 31, 2013, holders of $325,000 of the Convertible Debentures due January 2015 converted their holdings into 2,166,775 shares of Common Stock. In connection with these conversions the Company recorded a loss on extinguishment of debt of approximately $344,000 in the nine months ended July 31, 2013.  See Note 3 to the condensed consolidated financial statements for additional information.

Interest Expense

Interest expense increased by approximately $99,000 to approximately $1,082,000 in the nine months ended July 31, 2014 from approximately $983,000 in the prior year period.  Interest expense in the nine months ended July 31, 2014 and 2013 includes approximately $575,000 and $195,000, respectively, of amortization of debt discount on convertible debentures, approximately $286,000 and $-0-, respectively, of amortized interest on our patent acquisition obligation and approximately $151,000 and $-0-, respectively, of accrued interest on the November 2013 convertible debentures and approximately $62,000 and $70,000 of common stock issued to pay interest.  During the nine months ended July 31, 2013, the convertible debentures due September 2016 were converted into shares of common stock. The conversion of these debentures resulted in a charge to interest expense of approximately $717,000 during the nine months ended July 31, 2013.  There was no charge to interest expense related to the conversion of debentures in the current fiscal period.

Dividend Income

Dividend income of approximately $48,000 received in the nine months ended July 31, 2014 was related to the Videocon GDR’s.  There was no dividend income received in the nine months ended July 31, 2013.

Interest Income

Interest income increased to approximately $5,000 in the nine months ended July 31, 2014 compared to approximately $-0- in the nine months ended July 31, 2013 due to the increased amount of short term investments during the current period.

Three months ended July 31, 2014 compared with three months ended July 31, 2013

Revenue from Patent Assertion Activities

The Company currently owns or controls 10 patent portfolios.  Since implementing our new business model in January of 2013, the Company has entered into a total of 14 revenue producing license and/or settlement agreements, and 3 of our 7 patent assertion campaigns have generated revenue. The Company currently has 27 pending lawsuits in connection with its patented technologies.  Our primary source of revenue will come from licenses resulting from the unauthorized use of our patented technologies, including the settlement of patent infringement lawsuits.

Our license agreements primarily provide for one-time, non-recurring, lump sum payments in exchange for a non-exclusive retroactive and future license, or covenant not to sue.  Accordingly, the earning process from these licenses is completed and 100% of the revenue is recognized upon execution of the license agreements.  We did not enter into any license agreements during the three months ended July 31, 2014 and 2013 and we did not record any revenue from patent assertion activities during those periods.

Display Technology Development and License Fees

Based on our assessment as of July 31, 2014, we have determined that we have no further performance obligations under the AUO License Agreements and accordingly during the three months ended July 31, 2014, we have recognized display technology development and license fee revenue of approximately $1,187,000, representing the balance of the initial $3 million payment received from AUO in fiscal year 2011.  We did not record any display technology development and license fees during the nine months ended July 31, 2013.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees are attributable to our patent assertion activities initiated during fiscal 2013, and are expensed in the period that the related revenues are recognized.  Inventor royalties and contingent legal fees, as a percentage of revenue from patent assertion activities, will vary between fiscal periods since the economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries. We did not incur any inventor royalties or contingent legal fees during the three months ended July 31, 2014 and 2013, as we recognized no patent assertion revenues during these periods.

Litigation and Licensing Expenses

Litigation and licensing expenses increased by approximately $148,000 to approximately $163,000 in the three months ended July 31 2014, from approximately $15,000 in the comparable prior year period.  Litigation and licensing expenses other than contingent legal fees, which are attributable to our patent assertion activities initiated during fiscal 2013 and the AUO/E Ink Lawsuit, are expensed in the period incurred.

Amortization of Patents

Amortization of patents of approximately $81,000 in the three months ended July 31, 2014 is related to patent portfolios acquired in the first quarter of fiscal 2014.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  We did not incur any patent amortization expense during the three months ended July 31, 2013.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $1,100,000 to approximately $1,103,000 in the three months ended July 31, 2014, from approximately $2,203,000 in the comparable prior-year period. The decrease in marketing, general and administrative expenses was principally due to a decrease in legal and accounting fees of approximately $163,000, a decrease in shareholder relations expense of approximately $172,000, decrease in stock option expense for employees of approximately $517,000, decrease in stock option expense for the Company’s strategic advisor and a director of the Company of approximately $251,000.  Marketing, general and administrative expense for the three months ended July 31, 2014 and 2013 includes approximately $470,000 and $1,238,000, respectively, of non-cash stock option expense.

Change in Value of Derivative Liability

Change in value of derivative liability was a gain of approximately $850,000 in the three months ended July 31, 2014 compared to a gain of approximately $105,000 in the comparable prior year period.  The derivative liability represents the bifurcated conversion features of the January 2013 Convertible Debentures through its conversion date and the November 2013 Convertible Debenture.  An increase in the price of our common stock results in an increase in derivative liability and a loss from change in value of derivative liability.  See Note 3 to the condensed consolidated financial statements for additional information.

Loss on Extinguishment of Debt

During the three months ended July 31, 2014 there was no extinguishment of debt. During the three months ended July 31, 2013, holders of $325,000 of the Convertible Debentures due January 2015 converted their holdings into 2,166,775 shares of Common Stock.  In connection with these conversions the Company recorded a loss on extinguishment of debt of approximately $344,000 in the three months ended July 31, 2014.  See Note 3 to the condensed consolidated financial statements for additional information.

Interest Expense

Interest expense increased by approximately $156,000 to approximately $281,000 in the three months ended July 31, 2014 from approximately $125,000 in the prior year period.  Interest expense in the three months ended July 31, 2014 and 2013 includes approximately $129,000 and $92,000, respectively, of amortization of debt discount on convertible debentures, approximately $100,000 and $-0-, respectively, of amortized interest on our patent acquisition obligation and approximately $53,000 and $-0-, respectively, of accrued interest on the November 2013 convertible debentures.

Interest Income

Interest income increased to approximately $1,000 in the three months ended July 31, 2014 compared to approximately $-0- in the three months ended July 31, 2013 due to the increased amount of short term investments during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short term investments on hand generated from our operating activities and proceeds from previous financing.

Based on currently available information, the Company believes that its existing cash, cash equivalents, short-term investments, accounts receivable, and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable it to continue our patent licensing and enforcement activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, short term investments and cash that may be generated from patent licensing and enforcement activities are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our shareholders. We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

         During the nine months ended July 31, 2014, cash used in operating activities was approximately $2,017,000.  Cash used in investing activities during the nine months ended July 31, 2014 was approximately $2,554,000, which principally resulted from the purchase of certificates of deposit totaling $3,700,000 which was partially offset by the sale of certificates of deposit totaling $1,150,000.  Our cash provided by financing activities during the nine months ended July 31, 2014 was approximately $7,324,000, which resulted from the net proceeds from the sale of 16,000,000 shares of the company’s common stock for approximately $3,673,000, the sale of convertible debentures in a private placement for $3,500,000, the proceeds from exercise of warrants to purchase common stock of approximately $300,000, and the proceeds from exercise of stock options of approximately $51,000 offset by the payment to redeem convertible debentures of $200,000.   As a result, our cash, cash equivalents, and short-term investments at July 31, 2014 increased approximately $5,304,000 to approximately $6,202,000 from approximately $898,000 at the end of fiscal year 2013.

Accounts receivable at July 31, 2014 of approximately $133,000 are scheduled to be collected in the fourth quarter of fiscal 2014.  The majority of royalties and contingent legal fees payable at July 31, 2014 of approximately $152,000 are scheduled to be paid in the fourth quarter of fiscal 2014.

In April 2013, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of the Company’s common stock over the two-year term of the agreement.  In order to sell shares under the Stock Purchase Agreement, the Company was required to have a registration statement covering the shares issued to Aspire Capital declared effective by the Securities and Exchange Commission (the “SEC”).  Such registration statement was declared effective by the SEC in June 2013 and a post-effective amendment was declared effective by the SEC in February 2014.  Under the Stock Purchase Agreement there are two ways that the Company can elect to sell shares of common stock to Aspire Capital.  On any business day the Company can select: (1) through a regular purchase of up to 200,000 shares (but not to exceed $200,000) at a known price based on the market price of the Company’s common stock prior to the time of each sale, and (2) through a volume-weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of (i) the closing sale price on the purchase date or (ii) 95% of the VWAP for such purchase date.  The Company can only require a VWAP purchase if the closing sale price for our Common Stock on the notice day for the VWAP purchase is higher than $0.50.  The number of shares covered by and the timing of, each purchase notice are determined by the Company at its sole discretion.  The Company cannot execute any sales under the Stock Purchase Agreement when the closing for our common stock is less than $0.15.  Aspire Capital has no right to require any sales from us, but is obligated to make purchases as directed in accordance with the Stock Purchase Agreement.  During fiscal year 2013, the Company sold 5,380,000 shares of our common stock to Aspire Capital for approximately $1,092,000.   No shares of our common stock were sold to Aspire Capital during the nine months ended July 31, 2014.

On July 15, 2014, the Company, raised $4,000,000 of gross proceeds via a registered direct offering of its common stock to certain investors (the “Investors”) (the “Offering”). The Company sold an aggregate of 16,000,000 shares of common stock and warrants to purchase an aggregate of 8,000,000 shares of common stock. The purchase price of the common stock was $0.25 per share. The warrants are exercisable immediately as of the date of issuance at an exercise price of $0.40 per share and expire five years from the date of issuance. The exercise price of the warrants is subject to customary adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  Under certain circumstances, the Company has the right to call for cancellation all or any portion of each warrant for which a notice of exercise has not yet been delivered for consideration equal to $.001 per share.  The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3, which became effective on April 25, 2014, pursuant to a prospectus supplement filed with the Securities and Exchange Commission.

The following table presents our expected cash requirements for contractual obligations outstanding as of July 31, 2014:

	Payments Due by Period
	Less than 1 year
		1-3 years	3-5 years	After 5 years
Contractual Obligations						Total

Non-cancelable Operating Leases	$60,092	$-	$-		$-	$60,092

Convertible Debentures due 2016 (1)	-	3,500,000	-		-	3,500,000

Patent acquisition obligation	-	-	3,136,513		-	3,136,513

Secured Loan Obligation to Mars Overseas (1)	5,000,000	-	-		-	5,000,000
Total Contractual Cash Obligations	$5,060,092	$3,500,000	$3,136,513	$	$ -	$11,696,602

(1) See Note 2 to the condensed consolidated financial statements, Subsequent Events – for subsequent conversion of the convertible debenture and cancellation of the secured loan obligation to Mars Overseas Limited.

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

Display Technology Development and License Fees

We have assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting.  Under the AUO License Agreements, we received initial development and license fees of $3 million, of aggregate development and license fees of up to $10 million.  The additional $7 million in development and license fees were to be payable upon completion of certain conditions for the respective technologies.  We have determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology.  Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial development and license fees over the estimated periods that we expected to complete the conditions for the respective technologies. We have not recognized any portion of the $7 million of additional development and license fees as either deferred revenue or revenue as it is considered contingent revenue.  Each of the license agreements with AUO also provide for the basis for royalty payments on future production, if any, by AUO to CopyTele, which we have determined represent separate units of accounting.  At each reporting period we assess our remaining performance obligations under the AUO License agreements and recognize display technology development and license fee revenue over the remaining estimated period that we expect to complete the conditions for the respective technologies.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment. In evaluating our investment in Videocon GDR’s at October 31, 2013, we determined that based on both the duration and continuing magnitude of the market price decline compared to the carrying cost basis of approximately $5,382,000, and the uncertainty of its recovery we recorded a write-down of the investment of approximately of $1,185,000 and established a new cost basis of approximately $4,197,000.   During the nine months ended July 31, 2014, we recorded an unrealized loss on our investment of approximately $46,000.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $1,562,000 and $2,118,000 during the nine months ended July 31, 2014 and 2013, respectively, and approximately $573,000 and approximately $1,091,000 during the three months ended July 31 2014 and 2013, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50.  We recognized stock-based compensation expense for stock options granted to non-employee consultants during the nine months ended July 31, 2014 and 2013, of approximately $784,000 and $574,000, respectively, and for the three months ended July 31, 2014 and 2013 of approximately $(103,000) and approximately $147,000, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At July 31, 2014, our investment in Videocon GDRs is recorded at fair value of approximately $4,151,000 and has exposure to additional price risk.  The fair value of the Videocon GDRs is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.  Accordingly, the fair value of the Videocon GDRs is subject to price risk and foreign exchange risk.  The potential loss in fair value resulting from a hypothetical 10% adverse change in prices of Videocon equity shares quoted by Indian stock exchanges and in foreign currency exchange rates, as of July 31, 2014, amounts to approximately $415,000.

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

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to numerous and continual material breaches by AUO of the EPD License Agreement, and the Nano Display License Agreement, the Complaint alleges that AUO and E Ink conspired to obtain rights to ITUS’s ePaper® Electrophoretic Display technology, and ITUS’s Nano Field Emission Display technology, through an elaborate scheme whereby AUO obtained certain rights to the technologies under the guise of jointly developing products with ITUS, which products would compete with certain products manufactured by AUO and certain products manufactured and sold by E Ink. Instead of jointly developing products with ITUS and competing with E Ink, AUO clandestinely agreed to sell its electrophoretic display business to E Ink,  and attempted to include a license to ITUS’s ePaper® Electrophoretic Display technology as part of the sale, with ITUS receiving no consideration. ITUS alleges that such activities violated several State and Federal anti-trust and unfair competition statutes for which punitive and/or treble damages are applicable.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2014, the Company issued an aggregate of 20,000 shares of our common stock to various companies in payment of public relations and investor relations services and 200,000 shares of our common stock to inventors in connection with the acquisition of patents. In all instances, the common stock was issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.   None.

Item 4. Mine Safety Disclosures.  Not Applicable.

Item 5. Other Information.

            (a)        None.

(b)        There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.  Exhibits.

31.1   Certification of Chief Executive Officer, pursuant to Section 302 of   the Sarbanes-Oxley Act of 2002, dated September 15, 2014.

31.2   Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 15, 2014.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 15, 2014.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 15, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
September 15, 2014		(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
September 15, 2014		Chief Financial Officer (Principal Financial and Accounting Officer)

