Form 10-K
period 2014-10-31
ITUS Corp
filed 2015-01-29
CIK 715446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2014
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________
Commission file number: 0-11254
ITUS CORPORATION
(Exact Name of Registrant as Specified in its Charter)
Delaware	11-2622630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12100 Wilshire Boulevard Los Angeles, CA 90025 (310) 484-5200
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

Large accelerated filer [__] Accelerated filer [__]

Non-accelerated filer [__] (Do not check if a smaller reporting company) Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the OTCQB on such date ($0.34 ): $67,532,831

On January 23, 2015, the registrant had outstanding 219,712,190 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.
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

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company” or “ITUS” means ITUS Corporation unless otherwise indicated.  Unless otherwise indicated, all references in this Form 10-K to “dollars” or “$” refer to US dollars.

PART I

Item 1.                        Business.

Overview

The primary operations of the Company involve the development, acquisition, licensing, and enforcement of patented technologies that are either owned or controlled by the Company.  The Company currently owns or controls 8 patented technologies. Our primary source of our revenue comes from the monetization of our patented technologies, including the settlement of patent infringement lawsuits. In the fiscal quarter ended October 31, 2014, the Company entered into 22 license and/or settlement agreements, and in the fiscal year ended October 31, 2014, the Company entered into 27 license and/or settlement agreements. All of our license and/or settlement agreements have provided for one time, lump sum payments to be received by the Company.

In August of 2014, the Company ended its relationship with Videocon Industries Limited (“Videocon”), terminating Videocon’s license to the Company’s patented Nano Field Emissions Display technology (the “Videocon Termination”).

On December 29, 2014, the Company and AU Optronics Corporation (“AUO”) entered into a Settlement Agreement (the “AUO Settlement Agreement”) and a Patent Assignment Agreement (the “AUO Patent Assignment Agreement”) pursuant to which the Company received an aggregate of $9,000,000 from AUO (the “AUO Settlement”).  The AUO Settlement Agreement and the AUO Patent Assignment Agreement were entered into to resolve a lawsuit filed by the Company against AUO in January of 2013, relating to joint development projects in connection with the Company’s ePaper® Electrophoretic Display, and Nano Field Emission Display (“nFED”) technologies.  As part of the AUO Settlement, the Company terminated AUO’s license to the Company’s patented Nano Field Emissions Display technology. A more detailed description of the AUO lawsuit and settlement can be found in the section entitled “AU Optronics Corporation Lawsuit and Settlement” below.

As a result of the Videocon Termination and the AUO Settlement, the Company’s Nano Field Emissions Display technology is now unencumbered and ready for continued development.

Patented Technologies

The Company’s business model is to generate revenue from the development and licensing of patented technologies. In certain instances, the Company may seek to collect royalties from the unauthorized manufacture, sale, and use of patented products and services. We currently own or control 8 patented technologies including: (i) Encrypted Cellular Communication; (ii) Internet Telephonic Gateway; (iii) J-Channel Window Frame Construction; (iv) Key Based Web Conferencing Encryption; (v) Micro Electro Mechanical Systems Display; (vi) Nano Field Emission Display; (vii) VPN Multicast Communications; and (vii) Enhanced Auction Technologies.

ITUS’s Patented Technologies

Encrypted Cellular Communications

The Encrypted Cellular Communications technology includes hardware and software used to encrypt cellular phone calls and other mobile communications.  With the increased use of mobile devices, and the increased concerns regarding privacy and the protection of personal information, we believe the demand for secure mobile communications is increasing for both businesses and consumers.

Internet Telephonic Gateway

The internet telephonic gateway technology includes the integration of telephonic participation in web-based audio/video conferences by creating a gateway between the Internet, and cellular or traditional landline telephones. The end result is that participants can join and participate in online, audio/video conferences via a cellular or conventional telephone. This internet telephonic gateway technology is commonly used for web based audio/video events with broad based audience participation such as earnings calls, webinars, and virtual town hall meetings.

J-Channel Window Frame Construction

The J-Channel Window Frame Construction technology includes vinyl windows with an integrated frame, known in the industry as a “J-Channel”. Such windows are commonly used in modular buildings, mobile homes, and conventional, new home construction, resulting in easier and faster window installation.

Key Based Web Conferencing Encryption

The Key Based Web Conferencing Encryption technology includes the generation and management of encryption keys.  This type of encryption technology is commonly used to encrypt web-based conferencing, email for regulatory compliance purposes, and personal information such as contracts.

Micro Electro Mechanical Systems Display

The Micro Electro Mechanical Systems Display technology includes vanadium dioxide coated pixels that electrically modulate light at extremely high speeds to form an image, as well as the use of electrostatic force to move pixel sized membranes that create a color image. These are emerging, low voltage, display technologies with numerous potential commercial applications.

Nano Field Emission Display

The Nano Field Emission Display technology includes a new type of flat panel display consisting of low voltage color phosphors, specially coated carbon nanotubes, nano materials to generate secondary electrons, and ionized noble gas, resulting in a bright, sharp, high contrast color image.  This emerging technology could result in a flat panel display utilizing less power, with better picture quality and lower manufacturing costs than is currently found in the flat panel display industry.

VPN Multicast Communications

The VPN Multicast Communications technology includes the multicast, internet delivery of streaming data, media, and other content to large numbers of recipients, within the confines of specialized virtual private networks (“VPN’s). Multicasting is a commonly used content delivery protocol that enables several recipients to simultaneous receive content from a single internet transmission, greatly reducing Internet bandwidth costs. When combined with specialized VPN’s, the content and communications are protected from unwanted disclosure and piracy. Applications for these live, VPN multicast communications include videoconferences, online training and e-learning classes, internet television, web-based corporate events and strategy sessions, and other live transmissions of sensitive or protected content.

Enhanced Auction Technologies

           The Enhanced Auction Technologies includes tools for the enhanced presentation and cross selling used by some of the world’s leading auction sites. The enhanced presentation tools covered by these patents enable auction sellers to cross sell and upsell additional items to interested buyers, resulting in incremental sales and higher yields per transaction.

AU Optronics Lawsuit and Settlement

In May of 2011, the Company entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AUO (together the “AUO License Agreements”).  Under the EPD License Agreement, the Company provided AUO with an exclusive, non-transferable, worldwide license to its ePaper® Electrophoretic Display (“EPD”) patents and technology, in connection with AUO jointly developing EPD products with the Company.  Under the Nano Display License Agreement, the Company provided AUO with a non-exclusive, non-transferable, worldwide license to its Nano Field Emission Display patents and technology, in connection with AUO jointly developing nFED products with the Company.

On January 28, 2013, the Company terminated the AUO License Agreements due to numerous alleged material and continual breaches of the AUO License Agreements by AUO.  On January 28, 2013, the Company also filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink Corporation in connection with the AUO License Agreements, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment, unfair business practices, and other charges (the “AUO/E Ink Lawsuit”).  In June of 2013, the Company and AUO agreed to arbitrate the charges (the case against E Ink Corporation had been dismissed without prejudice) (the “AUO/E Ink Arbitration”).

Pursuant to the AUO Settlement Agreement entered into on December 29, 2014, AUO paid the Company $2,000,000 in U.S. currency, net of any Taiwanese withholding taxes. The Settlement Agreement further provides that:

•         the Company will dismiss the AUO/E Ink Lawsuit and AUO/E Ink Arbitration, with prejudice;

•         the AUO License Agreements are terminated;

•         AUO gives up all rights to the nFED Technology;

•         for a period of two years, the Company agrees not to initiate (whether on its own or through a third party) any patent infringement lawsuits against AUO or its affiliates alleging infringement by AUO’s or AUO’s affiliates products or services, for patents owned or controlled by the Company as of the date of the Settlement Agreement. Any potential damages for patent infringement will toll uninterrupted during this two year period. The prohibition does not apply to patents acquired by the Company after the date of the Settlement Agreement; and

•         each of AUO and the Company mutually released each other from all claims that either may have against the other in connection with the AUO License Agreements, including any claims relating to the ePaper® Electrophoretic Display and nFED patents and technologies.

 Pursuant to the AUO Patent Assignment Agreement entered into on December 29, 2014, AUO paid the Company $7,000,000 in U.S. currency, net of any Taiwanese withholding taxes in exchange for the Company’s ePaper® Electrophoretic Display patent portfolio for which AUO was previously the exclusive licensee, consisting of:

•         10 active U.S. patents and 1 U.S. pending patent application; and

•         103 expired and/or abandoned U.S. and foreign patents and/or patent applications.

Patent Acquisition and Monetization Activities

In April of 2013, the Company, through its wholly owned subsidiary, ITUS Patent Acquisition Corporation (“IPAC”), acquired the exclusive rights to license and enforce a patent portfolio relating to vinyl windows with integrated J-Channels, commonly used in modular buildings, mobile homes, and conventional, new home construction.  Additionally, in April 2013 IPAC  acquired rights to license and enforce a patent portfolio relating to loyalty awards programs commonly provided by airlines, credit card companies, hotels, retailers, casinos, and others (“Loyalty Conversion Systems”). In November 2013, IPAC acquired two patent portfolios in the area of unified communications relating to (i) the multicast delivery of streaming data, media, and other content, within the confines of specialized virtual private networks, and (ii) the integration of telephonic participation in web-based audio/video conferences by creating a gateway between the internet and cellular or traditional landline telephones.  In June 2014, IPAC acquired the exclusive rights to license and enforce a patent portfolio covering enhanced presentation and cross selling technologies used by some of the world’s leading auction sites. We have obtained and will continue to obtain the rights to develop and license additional technologies from third parties, and when necessary, will assist such parties in the further development of their patent portfolios through the filing of additional patent applications.

On May 6, 2014, the Company’s wholly owned subsidiary, Encrypted Cellular Communications Corporation, filed a patent infringement lawsuit against AT&T in connection with its patented Encrypted Cellular Communications technology. The lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division.

On September 3, 2014, the United States District Court for the Eastern District of Texas invalidated two of our Loyalty Conversion Systems patents by ruling that they did not cover patentable subject matter, resulting in the dismissal of 7 of our Loyalty Conversion Systems’ lawsuits.  On October 18, 2014, the Company terminated its Loyalty Conversion Systems patent assertion campaign.

On September 8, 2014, the Company’s wholly owned subsidiary, Auction Acceleration Corporation, filed patent infringement lawsuits against Ebay, Vendio, and Auctiva, in connection with its Enhanced Auction Technologies patents. Vendio and Auctiva are part of Alibaba Group, one of the largest online and mobile commerce companies in the world. The patents cover presentation and cross selling technologies enabling auction sellers to cross-sell and upsell additional items to interested buyers, resulting in incremental sales, and higher yields per transaction. The lawsuits were filed in the United States District Court for the Northern District of California.

On September 18, 2014, the Company’s wholly owned subsidiary, Secure Web Conference Corporation, filed a patent infringement lawsuit in the U.S. District Court for the Eastern District of New York against Apple Inc., in connection with its patented Key Based Web Conferencing Encryption technology. The Company has already licensed the encryption patents to Logitech in connection with its LifeSize web conferencing service, and has a patent infringement lawsuit pending against Microsoft Corporation in connection with the SKYPE and Lync web conferencing services.

On October 2, 2014, the US District Court for the Eastern District of New York provided a claims construction ruling in Secure Web Conference Corporation's Key Based Web Conferencing Encryption technology patent infringement lawsuit against Microsoft Corporation in which the court construed several key patent claim terms in a manner adverse to Secure Web Conference Corporation. Secure Web Conference Corporation suspended its lawsuits against Apple and Citrix, as well as Encrypted Cellular Communications Corporation patent infringement lawsuit against AT&T, which also rely on the language construed by the Court. On January 22, 2015, the Company filed a notice of appeal with respect to the New York District Court's claim construction ruling.

On November 4, 2014, the Company’s wholly owned subsidiary, VPN Multicast Technologies, LLC, filed patent infringement lawsuits against AT&T, and Dimension Data LLC, in connection with its patented VPN Multicast Communications technology. The lawsuits were filed in the U.S. District Court for the Eastern District of Texas. The complaints allege infringement of United States Patent Number 8,477,778 entitled “Applying Multicast Protocols and VPN Tunneling Techniques to Achieve High Quality of Service for Real Time Media Transport Across IP Networks.”

            The Company has engaged in and may continue to engage in patent infringement lawsuits in the ordinary course of its business operations.  All litigation involves a significant degree of uncertainty, and we give no assurances as to the outcome or duration of any lawsuit.

Licensing Activity

            During the fiscal year ended October 31, 2014, the Company entered into 27 license and/or settlement agreements. We entered into license agreements with HWD Acquisition, Inc. in February 2014, PGT Industries, Inc. and MI Windows and Doors, LLC in March 2014, YKK AP America Inc. in April 2014, Jeld-Wen, Inc., Atrium Windows and Doors, Inc., Pella Corporation, Ply Gem Industries, Inc., Simonton Building Products, Inc. and Quaker Window Products Co. Inc. in September 2014, and Silver Line Building Products LLC, American Builders & Contractors Supply Co., Inc., Deceuninck North America, LLC, VEKA, Inc., L.B. Plastics, Inc., Chelsea Building Products, Inc., Moss Supply Company, Vinylmax, LLC, Wincore Window Company, LLC, Associated Materials, LLC, Comfort View Products, LLC, Croft, LLC, Magnolia Windows & Doors, LLC, MGM Industries, Inc., Sun Windows, Inc., and West Window Corporation in October 2014, all of the foregoing in connection with our patented J-Channel Window Frame Construction technology.  In April 2014, we entered into a license agreement with Logitech, Inc. in connection with our Key Based Web Conferencing Encryption technology.  Each of these agreements resulted in the Company reciving a one-time lump sum payment, the majority of the aforementioned license agreements were entered into in connection with the settlement of patent infringement lawsuits, which lawsuits have been dismissed.

Competition

The Company expects to encounter competition in the areas of development and acquisitions of patented technologies from both private and publicly traded companies. This includes competition from companies that are primarily engaged in patent enforcement that may be seeking to acquire the same patents and patent rights that we may seek to acquire.  Entities such as Acacia Research Corporation, Intellectual Ventures, Wi-LAN, MOSAID, Round Rock Research LLC, IPvalue Management Inc., Vringo Inc., Pendrell Corporation, and others derive all or a substantial portion of their revenue from Patent Assertion.

We also compete with venture capital firms, strategic corporate buyers and various industry leaders in connection with the development and acquisition of patented technologies and licensing opportunities.  Many of these competitors have more financial and human resources than our company.

Research and Development

We did not incur any research and development expenses during the fiscal years ended October 31, 2014 and 2013.

Employees

As of October 31, 2014, we had nine full-time employees.

Other

On September 2, 2014, the Company changed its name from CopyTele, Inc. to ITUS Corporation.  The name change was approved by the Company’s Board of Directors on May 28, 2014 and was subsequently approved by the Company’s stockholders at the Annual Meeting of Stockholders on August 8, 2014.

On October 11, 2013, our stockholders’ approved an amendment to our certificate of incorporation to increase the number of shares of common stock we are authorized to issue from 300 million to 600 million.

We were incorporated on November 5, 1982 under the laws of the State of Delaware.  From inception through end of fiscal year 2012, our primary operations involved licensing in connection with the development of patented technologies.  Since that date, our primary operations include the development, acquisition, licensing, and enforcement of patented technologies that are either owned or controlled by the Company or one of our wholly owned subsidiaries.  Our principal executive offices are located at 12100 Wilshire Boulevard, Suite 1275, Los Angeles, California 90025, our telephone number is 310-484-5200 and our Internet website address is www.ITUScorp.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”).  Alternatively, you may also access our reports at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. and 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Financial Information About Segments and Geographical Areas

See our Consolidated Financial Statements.

Item 1A.         Risk Factors.

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

Risks Related to Our Financial Condition and Operations

We have a history of losses and may incur additional losses in the future.

On a cumulative basis we have sustained substantial losses and negative cash flows from operations since our inception.   As of October 31, 2014, our accumulated deficit was approximately $144,770,000.  As of October 31, 2014, we had approximately $5,861,000 in cash and cash equivalents and short-term investments, and working capital of approximately $4,512,000. We incurred losses of approximately $9,606,000 in fiscal year 2014. We expect to continue incurring significant legal and general and administrative expenses in connection with our operations.  As a result, we anticipate that we will incur losses in the future.

We may need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

Based on currently available information as of January 29, 2015, we believe that our existing cash, cash equivalents, short-term investments, accounts receivable and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short term investments, accounts receivable and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business will suffer.

Our consolidated cash, cash equivalents and short-term investments on hand totaled approximately $5,861,000 and $898,000 at October 31, 2014 and 2013, respectively.  To date, we have relied primarily upon cash from the public and private sale of equity and debt securities to generate the working capital needed to finance our operations.

Although we received aggregate gross proceeds of $4,000,000 from the registered direct offering that closed on July 15, 2014 (the “Registered Direct Offering”), we may need substantial additional capital to continue to operate our business.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise.  Other than as disclosed in this Annual Report, we have not identified other sources for additional funding and cannot be certain that additional funding will be available on acceptable terms, or at all.  If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Failure to effectively manage our potential growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our business strategy and potential growth is expected to place a strain on managerial, operational and financial resources and systems.  Further, as our business grows, we will be required to manage multiple relationships as well as multiple patented technologies.  Any growth by us, or an increase in the number of our strategic relationships or litigation, may place additional strain on our managerial, operational and financial resources and systems.  Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results will be materially harmed.

Risks Related to Patent Monetization and Patent Assertion Activities

We may not be able to monetize our patent portfolios which may have an adverse impact on our future operations.

The primary operations of the Company are patent monetization. We expect to generate revenues and related cash flows from the licensing and enforcement of patents that we currently own and from the rights to license and enforce additional patents we have obtained, and may obtain in the future, from third parties. However, we can give no assurances that we will be able to identify opportunities to exploit such patents or that such opportunities, even if identified, will generate sufficient revenues to sustain future operations.

Our revenues are unpredictable, may come from a small number of licensees, and may harm our financial condition and the market price of our stock.

In the fiscal year ended October 31, 2014, our revenue from patent assertion activities was derived from 27 license and/or settlement agreements, and a substantial portion of this revenue was derived from four of the agreements. It is likely that going forward, a substantial portion of our revenue in each reporting period may come from a small number of licensees, and that one licensee may account for a substantial portion of our revenue. As a result, our revenues may be unpredictable and may vary from period to period.

If we are unable to retain top legal counsel on a contingency basis or otherwise at a reasonable fee to represent us in patent enforcement litigation, it may adversely affect our business.

The success of our licensing business depends in part upon our ability to retain top legal counsel on a contingency fee basis or otherwise at a reasonable fee to represent us in patent infringement litigation. If our patent enforcement actions increase, it may become more difficult to find top legal counsel to handle all of our cases because many of the top law firms may have a conflict of interest that prevents their representation of us.  In addition, the terms of retention of such firms may be unacceptable to us.

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

In connection with patent enforcement actions conducted by certain of our subsidiaries, a court that has ruled unfavorably against us may also impose sanctions or award attorney’s fees, exposing us and our operating subsidiaries to certain material liabilities.

In connection with any of our patent enforcement actions, it is possible that a court that has ruled against us may also impose sanctions or award attorney’s fees to defendants, exposing us or our operating subsidiaries to material liabilities, which could materially harm our operating results and our financial condition.

New legislation, regulations, rules and case-law related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue.

We may obtain the rights to patents and may spend a significant amount of resources to enforce those patents. If new legislation, regulations or rules are implemented either by Congress, the United States Patent and Trademark Office (“USPTO”), or the courts, that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions, and potential new rules requiring that the losing party pay legal fees of the prevailing party could also significantly increase the cost of our enforcement actions.

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

Further, in various pending litigation and appeals in the United States Federal courts, various arguments and legal theories are being advanced to potentially limit the scope of damages a patent licensing company such as the Company might be entitled to.  Any one of these pending cases could result in new legal doctrines that could make our existing or future patent portfolios less valuable or more costly to enforce.

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

We may choose to further develop our patented technologies or invest in new patented technologies which are in need of development.

Early stage technologies involve a high degree of risk, and the development of early stage technologies can be capital intensive. Should we decide to further develop our patented technologies, or invest in new patented technologies, we may not have the capital necessary to continually fund the development of the technologies, and the likelihood of achieving commercial success with any early stage technology is highly speculative.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could adversely affect our financial condition and operating results.

Our business plan depends significantly on economic conditions, and the United States and world economies are only beginning to emerge from weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on our patent assets to enter into licensing or other revenue generating agreements voluntarily which could cause material harm to our business.

We are dependent upon a few key personnel and the loss of their services could adversely affect us.

Our future success to monetize our patent portfolios will depend on the efforts of our President and Chief Executive Officer, Robert A. Berman, and our Senior Vice President – Engineering, John Roop, and our strategic advisor, Dr. Amit Kumar.  While we maintain “key person” life insurance on Mr. Berman, we do not maintain such “key person” life insurance on Messrs. Roop or Dr. Kumar. The loss of the services of any such persons could have a material adverse effect on our business and operating results.

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

Any actual or anticipated sales of shares by our stockholders or by Aspire Capital Fund, LLC (“Aspire Capital”) may cause the trading price of our common stock to decline. Additional issuances of shares to Aspire Capital may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by our stockholders including Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover of our company that might otherwise result in our stockholders receiving a premium over the market price of their shares.

Provisions of Delaware General Corporation Law (“DGCL”) and our certificate of incorporation, as amended (the “Certificate of Incorporation”) and by-laws (“By-Laws”) could make the acquisition of our company by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors, more difficult. These provisions include:

•         Section 203 of the DGCL, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder;

•         The authorization in our Certificate of Incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover; and

•         Provisions in our By-Laws regarding stockholders' rights to call a special meeting of stockholders limit such rights to stockholders holding together at least a majority of shares of the Company entitled to vote at the meeting, which could make it more difficult for stockholders to wage a proxy contest for control of our Board of Directors or to vote to repeal any of the anti-takeover provisions contained in our Certificate of Incorporation and By-Laws.

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

•         announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

•         the timing of or our failure to complete significant transactions.

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

We do not anticipate declaring any cash dividends on our common stock which may adversely impact the market price of our stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

The securities issued in our private placements and registered direct offering may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

In connection with our private placements in February 2011, January 2013 and November 2013 and our registered direct offering in July 2014, we have outstanding shares of preferred stock (following the conversion of the Debenture issued in November 2013) and warrants which are convertible into or exercisable for an aggregate of 25,623,281 shares of our common stock, at prices ranging from $0.1786 to $0.40 per share.  In addition, as we are required to register these shares for resale by the holders, it is possible that a significant number of shares could be sold at the same time.  Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock.  Furthermore, the mere existence of a significant number of shares of common stock issuable upon conversion of the debentures or the exercise of warrants may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale, actual or anticipated, of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

We have the right to sell up to $10 million of our shares of common stock to Aspire Capital, including the 5,380,000 shares sold to Aspire Capital since April 23, 2013, and have issued 3,500,000 shares to Aspire Capital as a commitment fee. We were obligated to register these shares with the SEC. The registration statement declared effective by the SEC on June 19, 2013 (post-effective amendment no. 1 of the registration statement updating the registration statement was declared effective on February 5, 2014) registers 20,000,000 shares for issuance and sale to Aspire Capital under the Purchase Agreement.  It is anticipated that these shares will be sold by Aspire Capital pursuant to a registration statement or sold in reliance on an exemption from registration in Rule 144 of the Securities Act.

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

We may not have access to the full amount available under the Stock Purchase Agreement with Aspire Capital.

In order for us to receive the full $10 million proceeds under the Stock Purchase Agreement it is unlikely that the 20,000,000 shares registered will be sufficient.  Accordingly, our ability to have access to the full amount under that certain common Stock Purchase Agreement (the "Stock Purchase Agreement") with Aspire Capital will likely be subject to our ability to prepare and file one or more additional registration statements registering the resale of additional shares. These subsequent registration statements may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured. The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Aspire Capital under the Stock Purchase Agreement.

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

Item 1B.          Unresolved Staff Comments.

                        None.

Item 2.                        Properties.

We lease approximately 3,000 square feet of office space at 12100 Wilshire Boulevard, Los Angeles, California (our principal executive offices) from an unrelated party pursuant to a lease that expires March 30, 2016.  Our base rent is approximately $10,000 per month and the lease provides an escalation clause for increases in certain operating costs.

Item 3.                        Legal Proceedings.

On December 29, 2014, we settled our lawsuit against AU Optronics Corporation which had been filed on January 28, 2013. For a more detailed description of the settlement with AU Optronics, see the section above entitled “AU Optronics Lawsuit and Settlement”.

Other than suits we bring to enforce our patent rights, which are an integral part of our business plan, we are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 4.                        Mine Safety Disclosures.

                        Not applicable.

PART II

Item 5.            Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB under the symbol “ITUS”.  The high and low sales prices as reported by the OTCQB for each quarterly fiscal period during our fiscal years ended October 31, 2014 and 2013 have been as follows:

Fiscal Period	High	Low
4th quarter 2014 3rd quarter 2014 2nd quarter 2014 1st quarter 2014	$0.27 0.40 0.40 0.48	$0.13 0.22 0.21 0.16
4th quarter 2013 3rd quarter 2013 2nd quarter 2013 1st quarter 2013	$0.23 0.40 0.28 0.31	$0.18 0.20 0.18 0.11

Holders

As of January 23, 2015, the approximate number of record holders of our common stock was 1,078 and the closing price of our common stock was $0.1079 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception.  We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2014, the Company issued an aggregate of 310,000 shares of our common stock to various companies in payment of public relations and investor relations services and 1,200,000 shares of our common stock to inventors in connection with the acquisition of patents. The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

Issuer Purchases of Equity Securities

None.

Item 6.                        Selected Financial Data.

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with those statements, and the notes related thereto, which are included in this Annual Report on Form 10-K.

	As of and for the fiscal years ended October 31,
	2014	2013	2012	2011	2010
Revenue from patent assertion activities	$2,480,000	$388,850	$-	$-	$-
Amortization of revenue from display technology development and license fees received from AUO in 2011	1,187,320	-	940,010	872,670	-
Amortization of revenue from display technology development and license fees received from Videocon	-	-	-	-	600,000
Encryption products & engineering services revenue	-	-	-	130,523	130,675
Inventor royalties and contingent legal fees	1,412,661	207,743	-	-	-
Litigation and licensing expense	575,413	108,915	-	-	-
Amortization of patents	314,453	-	-	-	-
Cost of encryption products & engineering services	-	-	-	34,081	82,307
Research and development expenses	-	-	2,211,506	3,124,773	3,007,459
Marketing, general and administrative expenses	6,408,861	7,989,846	2,863,060	2,872,605	2,889,129
Impairment in value of investments	(62,825)	(1,184,710)	(127,500)	(1,785,793)	-
Change in value of derivative liability – income (loss)	(592,945)	475,189	-	-	-
Loss on extinguishment of debt	(2,699,022)	(343,517)	-	-	-
Interest expense	(1,263,617)	(1,109,519)	(7,664)	-	-
Dividend income	47,568	-	13,463	33,507	68,211
Interest income	8,595	125	3,458	2,516	4,878
Provision for income taxes	-	-	-	(600,000)	-
Net loss	(9,606,314)	(10,080,086)	(4,252,799)	(7,378,036)	(5,175,131)
Net loss per share of common stock – basic and diluted	$(.04)	$(.05)	$(.02)	$(.04)	$(.03)
Total assets	9,055,356	5,439,538	5,660,676	8,645,832	10,046,076
Long term obligations	3,236,281	5,548,598	5,032,273	-	-
Shareholders’ equity (deficit)	4,009,573	(3,320,593)	1,058,033	4,595,955	4,452,272
Cash dividends per share of common stock	-	-	-	-	-

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Consolidated Financial Statements and the notes related thereto.

Results of Operations

Fiscal Year ended October 31, 2014 compared with Fiscal Year ended October 31, 2013

Revenue from Patent Assertion Activities

In fiscal year 2014, we recorded revenue from patent assertion activities of $2,480,000, from 27 license agreements in connection with our J-Channel Window Frame Construction and Key Based Web Conferencing Encryption patent portfolios.  In fiscal year 2013, we recorded revenue from patent assertion activities of approximately $389,000, from 4 license agreements in connection with our J-Channel Window Frame Construction and Loyalty Conversion Systems patent portfolios.  The license agreements provided for one-time, non-recurring, lump sum payments in exchange for non-exclusive retroactive and future licenses, or covenants not to sue.  Accordingly, the earning process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.

Display Technology Development and License Fees

Based on our assessment during fiscal 2014 that we have no further performance obligations under the AUO License Agreements, we recorded approximately $1,187,000 of display technology development and license fees revenue, representing the balance of the initial $3 million payment received from AUO in fiscal year 2011.  We did not record any display technology development and license fees during the fiscal year ended 2013. On December 29, 2014, we settled our lawsuit against AUO and received gross proceeds of $9 million.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees increased by approximately $1,205,000 in fiscal year 2014, to approximately $1,413,000, from approximately $208,000 in fiscal year 2013.  The increase was due to the increase in revenue from patent assertion activities.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.

Amortization of Patents

Amortization of patents of approximately $314,000 in fiscal year 2014 is related to patent portfolios acquired in the first quarter of fiscal 2014. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  We did not incur any patent amortization expense in fiscal year 2013.

Litigation and Licensing Expenses

Litigation and licensing expenses increased by approximately $466,000 in fiscal year 2014, to approximately $575,000 in fiscal year 2014, from approximately $109,000 in fiscal year 2013, resulting from the increase in our patent assertion activities and additional expenses related to the  AUO/EInk Lawsuit initiated in January 2013.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $1,581,000 to approximately $6,409,000 in fiscal year 2014, from approximately $7,990,000 in fiscal 2013.  The decrease in marketing, general and administrative expenses was principally due to a decrease in legal and accounting fees of approximately $683,000, a decrease in employee stock option expense of approximately $565,000, a decrease in shareholder relations expense of approximately $307,000, a decrease in rent expense of approximately $251,000, offset by an increase in employee compensation and related costs, other than stock option expense, of approximately $357,000.  Legal and accounting fees in 2013 included nonrecurring costs related to the Company’s restructuring, which commenced in the fourth quarter of the fiscal year 2012. The decrease in rent expenses reflects the reduction in facilities requirements as a result of the Company’s restructuring.  The increase in employee compensation was primarily attributable to employee bonuses and an increase in staffing.

As of October 31, 2014, there was unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors of approximately $3,129,000, which will be recognized in future periods upon vesting of the stock options.  In addition, as of October 31, 2014, there was unrecognized consulting expense related to non-vested share-based compensation arrangements for stock options granted to consultants with a fair value of approximately $964,000, which may be recognized in future periods upon vesting of the stock options.

Loss on Extinguishment of Debt

Loss on extinguishment of debt in fiscal year 2014 of approximately $2,699,000 consisted of approximately $483,000 related to the conversion of $1,240,000 principal amount of Convertible Debentures due January 2015 into shares of our common stock and the prepayment of $200,000 principal amount of Convertible Debentures due January 2015, and approximately $2,216,000 related to the conversion of $3,500,000 principal amount of Convertible Debentures due November 2016 into shares of our common stock and preferred stock.

Loss on extinguishment of debt of approximately $344,000 in fiscal year 2013 related to the conversion of $325,000 principal amount of Convertible Debentures due January 2015 into shares of our common stock.

Interest Expense

Interest expense increased by approximately $154,000 to approximately $1,264,000 in fiscal year 2014, from approximately $1,110,000 in fiscal 2013.  Interest expense in fiscal years 2014 and 2013 includes approximately $642,000 and $294,000, respectively, of amortization of debt discount and deferred financing costs on convertible debentures, approximately $386,000 and $-0-, respectively, of amortized interest on our patent acquisition obligation and approximately $174,000 and $-0-, respectively, of accrued interest on the Convertible Debenture due November 2016 and approximately $62,000 and $99,000, respectively, of common stock issued to pay interest on the Convertible Debentures due January 2016 and the Convertible Debentures due September 2016.  During fiscal year 2013, the Convertible Debentures due September 2016 were converted into shares of common stock.  The conversion of these debentures resulted in a charge to interest expense of approximately $717,000 during fiscal year 2013.  There was no charge to interest expense related to the conversion of debentures in the current fiscal period.

Change in Fair Value of Derivative Liability

The change in value of derivative liability was a loss in the fiscal year 2014 of approximately $593,000, compared to a gain in fiscal year 2013 of approximately $475,000.  The derivative liability is related to the Convertible Debentures due January 2015 and the Convertible Debentures due November 2016, and is changed each reporting period based upon the market price of common stock and the time remaining to the maturity of the debentures. As of October 31, 2014, the Company no longer has any convertible debentures.

Dividend Income

Dividend income of approximately $48,000 received in the fiscal year 2014 was related to the Videocon GDR’s. There was no dividend income received in the fiscal year 2013.

Interest Income

Interest income increased to approximately $9,000 in fiscal year 2014 compared to approximately $-0- the fiscal year 2013, due to the increase of short-term investments during the current period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short term investments on hand generated from our operating activities and proceeds from previous financing.

Based on currently available information as of January 29, 2015, we believe that our existing cash, cash equivalents, short-term investments, accounts receivable and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short term investments, accounts receivable and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

         During fiscal year 2014, cash used in operating activities was approximately $2,379,000.  Cash used in investing activities was approximately $2,507,000, which principally resulted from the purchase of certificates of deposit totaling $5,200,000 which was partially offset by the proceeds on maturity of certificates of deposit totaling $2,700,000.  Our cash provided by financing activities was approximately $7,349,000, which resulted from the net proceeds from the sale of 16,000,000 shares of the company’s common stock for approximately $3,673,000, the sale of convertible debentures in a private placement for $3,500,000, the proceeds from exercise of warrants to purchase common stock of approximately $300,000, and the proceeds from exercise of stock options of approximately $76,000 offset by the payment to redeem convertible debentures of $200,000.   As a result, our cash, cash equivalents, and short-term investments at October 31, 2014 increased approximately $4,963,000 to approximately $5,861,000 from approximately $898,000 at the end of fiscal year 2013.

Accounts receivable at October 31, 2014 of $400,000 were collected in the first quarter of fiscal 2015.  Approximately $136,000 of royalties and contingent legal fees payable at October 31, 2014 of approximately $297,000, are scheduled to be paid in the first quarter of fiscal 2015. On December 29, 2014, we settled our lawsuit against AUO and received gross proceeds of $9 million.

In April 2013, the Company entered into the Stock Purchase Agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of the Company’s common stock over the two-year term of the agreement.  In order to sell shares under the Stock Purchase Agreement, the Company was required to have a registration statement covering the shares issued to Aspire Capital declared effective by the SEC.  Such registration statement was declared effective by the SEC in June 2013 and a post-effective amendment was declared effective by the SEC in February 2014.  Under the Stock Purchase Agreement there are two ways that the Company can elect to sell shares of common stock to Aspire Capital.  On any business day the Company can select: (1) through a regular purchase of up to 200,000 shares (but not to exceed $200,000) at a known price based on the market price of the Company’s common stock prior to the time of each sale, and (2) through a volume-weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of (i) the closing sale price on the purchase date or (ii) 95% of the VWAP for such purchase date.  The Company can only require a VWAP purchase if the closing sale price for our Common Stock on the notice day for the VWAP purchase is higher than $0.50.  The number of shares covered by and the timing of, each purchase notice are determined by the Company at its sole discretion.  The Company cannot execute any sales under the Stock Purchase Agreement when the closing for our common stock is less than $0.15.  Aspire Capital has no right to require any sales from us, but is obligated to make purchases as directed in accordance with the Stock Purchase Agreement.  During fiscal year 2013, the Company sold 5,380,000 shares of our common stock to Aspire Capital for approximately $1,092,000.   No shares of our common stock were sold to Aspire Capital during fiscal year 2014.

On July 15, 2014, the Company, raised $4,000,000 of gross proceeds via a registered direct offering of its common stock to certain investors (the “Investors”) (the “Offering”). The Company sold an aggregate of 16,000,000 shares of common stock and warrants to purchase an aggregate of 8,000,000 shares of common stock. The purchase price of the common stock was $0.25 per share. The warrants are exercisable immediately as of the date of issuance at an exercise price of $0.40 per share and expire five years from the date of issuance. The exercise price of the warrants is subject to customary adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  Under certain circumstances, the Company has the right to call for cancellation all or any portion of each warrant for which a notice of exercise has not yet been delivered for consideration equal to $.001 per share.  The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3, which became effective on April 25, 2014, pursuant to a prospectus supplement filed with the SEC.

Off-Balance Sheet Arrangements

We have no variable interest entities or other off-balance sheet obligation arrangements.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly.

We believe that, of the significant accounting policies discussed in Note 3  to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

·         Revenue Recognition;

·         Investment Securities;

·         Stock-Based Compensation; and

·         Convertible Debentures

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

Display Technology Development and License Fees

We assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting.  Under the AUO License Agreements, we received initial development and license fees of $3 million, of aggregate development and license fees of up to $10 million.  The additional $7 million in development and license fees were to be payable upon completion of certain conditions for the respective technologies.  We determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology.  Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial development and license fees over the estimated periods that we expected to complete the conditions for the respective technologies. Each of the license agreements also provided for the basis for royalty payments on future production, if any, by AUO to the Company, which we have determined represent separate units of accounting.  We did not recognize any portion of the $7 million of additional development and license fees or any royalty income under the AUO License Agreements. Development and license fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of October 31, 2013) are recorded as non-refundable deferred revenue on the October 31, 2013 consolidated balance sheet.

As a result of the AUO/E Ink Lawsuit described above, we did not record any display technology development and license fee revenue during the period from the fourth quarter of fiscal 2012 through the second quarter of this fiscal year due to uncertainty as to our remaining performance obligations, if any.  Based on our assessment performed for the third quarter of fiscal 2014, we determined that we have no further performance obligations under the AUO License Agreements and accordingly we recognized display technology development and license fee revenue of approximately $1,187,000, representing the balance of the initial $3 million payment received from AUO.

On December 29, 2014, we settled our lawsuit against AUO and received gross proceeds of $9 million.

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

We monitor the value of our investments for indicators of impairment, including changes in market conditions and the operating results of the underlying investment that may result in the inability to recover the carrying value of the investment. In evaluating our investment in Videocon GDR’s at October 31, 2013, we determined that based on both the duration and continuing magnitude of the market price decline compared to the carrying cost basis of approximately $5,382,000, and the uncertainty of its recovery we recorded a write-down of the investment of approximately of $1,185,000 and established a new cost basis of approximately $4,197,000.   On August 29, 2014, the Company ended its relationship with Videocon Industries Limited and exchanged its 1,495,845 Videocon GDR’s for 20,000,000 shares of Company common stock. Accordingly, on August 29, 2014, we recorded a further write-down of approximately $63,000 to reflect our investment in Videocon GDR’s at fair value.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $2,128,000 and $2,693,000 during the years ended October 31, 2014 and 2013, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50.  We recognized stock-based compensation expense for stock options granted to non-employee consultants during the years ended October 31, 2014 and 2013, of approximately $1,022,000 and $1,105,000, respectively.

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

Effect of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued Accounting Standards Update 2014-12 (“ASU 2014-12”), Compensation – Stock Compensation.  This amendment requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. Adoption of this standard is required for annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact ASU 2014-12 will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods beginning after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. Early adoption is permitted. We are currently evaluating the impact ASU 2014-15 will have on our consolidated financial statements and related disclosures.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

As of October 31, 2014, we had investments in short term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

Item 8.                        Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act.  Based upon that evaluation, our President and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2014.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2014.  In making this assessment our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K.  Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2014 has not been audited by our auditors, Haskell & White LLP, or any other independent registered accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.          Other Information.

On January 28, 2015, the Company’s Board of Directors approved a one-time cash bonus of $150,000 for each of Robert A. Berman and Dr. Amit Kumar for their services to the Company during the fiscal year ended October 31, 2014.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

(a)        Our Directors and Executive Officers

The following table sets forth certain information with respect to all of our directors and executive officers:

Name	Position with the Company and Principal Occupation	Age	Director and/or Executive Officer Since
Lewis H. Titterton	Chairman of the Board	70	2010
Robert A. Berman	Director, President and Chief Executive Officer	51	2012
Dr. Amit Kumar	Director, Strategic Advisor	50	2012
Bruce F. Johnson	Director	72	2012
Dr. Andrea Belz	Director	42	2014
Dale Fox	Director	48	2014
Tisha Stender	Chief Operating Officer and Legal Counsel	42	2014
Henry P. Herms	Director, Chief Financial Officer and Vice President – Finance	69	2000

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

Lewis H. Titterton, 70, Chairman of the Board. Mr. Titterton has served as a director since August 16, 2010, the Chairman of the Board since July 20, 2012 and interim Chief Executive Officer from August 21, 2012 until September 19, 2012.  Mr. Titterton is currently also Chairman of the Board of NYMED, Inc., a diversified health services company.  His background is in high technology with an emphasis on health care and he has been with NYMED, Inc. since 1989.  Mr. Titterton founded MedE America, Inc. in 1986 and was Chief Executive Officer of Management and Planning Services, Inc. from 1978 to 1986.  Mr. Titterton also served as one of our Directors from July 1999 to January 2003.  He holds a M.B.A. from the State University of New York at Albany, and a B.A. degree from Cornell University.

Robert A. Berman, 51, Director, President and Chief Executive Officer. Mr. Berman has served as our President and Chief Executive Officer since September 19, 2012 and was elected to our Board on November 30, 2012. Mr. Berman has experience in a broad variety of areas including finance, acquisitions, marketing, and the development, licensing, and monetization of intellectual property.  He was recently the CEO of IP Dispute Resolution Corporation (“IPDR”), a consulting company focused on patent monetization, from March 2007 to September 2012. Prior to IPDR, Mr. Berman was the Chief Operating Officer and General Counsel of Acacia Research Corporation from 2000 to March 2007.   Mr. Berman holds a J.D. from the Northwestern University School of Law and a B.S. in Entrepreneurial Management from the Wharton School of the University of Pennsylvania.

Dr. Amit Kumar, 50, Director, Strategic Advisor. Dr. Kumar has served on our Board since November 30, 2012 and has been a strategic advisor to the Company since September 19, 2012.  Dr. Kumar has been CEO of Geo Fossil Fuels LLC, an energy company, since December 2010.  From September 2001 to June 2010, Dr. Kumar was President and CEO of CombiMatrix Corporation, a NASDAQ listed biotechnology company and also served as director from September 2000 to June 2012.  Dr. Kumar was Vice President of Life Sciences of Acacia Research Corp., a publicly traded patent monetization company, from July 2000 to August 2007 and also served as a director from January 2003 to August 2007.   Dr. Kumar has served as Chairman of the board of directors of Ascent Solar Technologies, Inc., a publicly-held solar energy company, since June 2007, and as a director of Aeolus Pharmaceuticals, Inc. since June 2004.  Dr. Kumar holds an A.B. in Chemistry from Occidental College and Ph.D. from Caltech and completed his post-doctoral training at Harvard University.

Bruce F. Johnson, 72, Director. Mr. Johnson has served on our Board since August 29, 2012.  Mr. Johnson has been a commodity trader on the Chicago Mercantile Exchange for over 40 years. He has served as a member of the board of directors of CME Group Inc. since 1998. He had previously served as President, Director and part-owner of Packers Trading Company, a former futures commissions merchant/clearing firm at the CME from 1969 to 2003. He also serves on the board of directors of the Chicago Crime Commission. Mr. Johnson holds a B.S. in Marketing from Bradley University and a J.D. from John Marshall Law School.

Dr. Andrea Belz, 42, Director. Dr. Belz is an advisor in technology commercialization, specializing in start-up and emerging companies whose core businesses frequently involve the licensing of patented technologies. Dr. Belz is currently on the faculty of the Greif Center for Entrepreneurial Studies at the University of Southern California Marshall School of Business and is the Academic Director of the Master of Science in Entrepreneurship and Innovation program.  She has helped initiate spin-up and spinout efforts at some of the world’s leading sources of patented technologies, including Caltech, NASA’s Jet Propulsion Laboratory, BP, Occidental Petroleum, Avery Dennison,  and UCLA.   Dr. Belz is the Chairperson of the Los Angeles Chapter of the Licensing Executives Society, an organization for intellectual property professionals with chapters throughout the United States and Canada, and serves as a national trainer for courses on best practices in licensing. Dr. Belz is the President of the Belz Consulting Group, founded in 2002, and has been an Executive Committee Board Member at Caltech spinoff Ondax (privately held) since 2013. Dr. Belz holds a PhD in physics from the California Institute of Technology, an MBA in finance from the Pepperdine University Graziadio School of Business, and a BS in physics from the University of Maryland at College Park.

Dale Fox, 49, Director. Mr. Fox is an entrepreneur and innovator who has launched many companies. He is currently the CEO of Tribogenics, a start-up company he co-founded in 2010 that develops portable, powerful X-ray devices based, in part, upon a technology conceived and licensed from the University of California, Los Angeles.  Mr. Fox has raised numerous rounds of capital for many types of companies, including venture capital, strategic investments, and other financings.  Mr. Fox has built executive and advisory teams. He received a Bachelor of Business Administration degree from Southern Methodist University’s Cox School of Business. Since 2009, Mr. Fox has taught at the Founders Institute where he teaches classes on start-ups and continues to mentor young entrepreneurs.

Tisha Stender, 42, Chief Operating Officer and Legal Counsel. Prior to Ms. Stender’s employment with the Company, Ms. Stender served as Senior Vice president of Licensing of Acacia Research Corporation, a company involved in the monetization of patented inventions, from June 2005 through May 2014. At Acacia Research Corporation, Ms. Stender oversaw the licensing and enforcement of certain patent portfolios controlled by the subsidiaries of Acacia Research Corporation. Ms. Stender holds a J.D. and a Master’s of Science in Human Resources and Organizational Development from Loyola University Chicago and a Bachelor’s degree from the University of Illinois at Urbana-Champaign.

Henry P. Herms, 69, Chief Financial Officer and Vice President – Finance. Mr. Herms has served as our Chief Financial Officer and Vice President – Finance since November 2000 and as one of our Directors since August 2001. Mr. Herms was also our Chief Financial Officer from 1982 to 1987. He is also a former audit manager and CPA with the firm of Arthur Andersen LLP. He holds a B.B.A. degree from Adelphi University. Mr. Herms has a deep understanding of the financial aspects of our business. He also has substantial experience as a public accountant, which is important to the Board’s ability to review our consolidated financial statements, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.  Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2014.

Code of Ethics

We have adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  We will provide a copy of our code of ethics to any person without charge, upon request.  For a copy of our code of ethics write to Secretary, ITUS Corporation, 12100 Wilshire Boulevard, Suite 1275, Los Angeles, California.

Nomination Procedures

There were no changes to the procedures by which security holders may recommend nominations to our Board of Directors during our fiscal year 2014.

Audit Committee and Audit Committee Financial Expert

The SEC has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  We do not have a separately-designated standing Audit Committee.  Therefore, we have not designated an audit committee financial expert. The functions of the Audit Committee have been assumed by our full Board.  The SEC’s rules do not require us to have an audit committee financial expert, and our Board has determined that it possesses sufficient financial expertise to effectively discharge its obligations.

Item 11.          Executive Compensation.

Compensation Discussion and Analysis

This item is not required for a smaller reporting company.

Compensation Committee Interlocks and Insider Participation

This item is not required for a smaller reporting company.

Executive Compensation

The following table sets forth certain information for the fiscal years ended October 31, 2014, 2013 and 2012, with respect to compensation awarded to, earned by or paid to our current Chief Executive Officer, our Chief Operating Officer and Legal Counsel and our Chief Financial Officer (the “Named Executive Officers”).  No other executive officer received total compensation in excess of $100,000 during fiscal year 2014.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total Compensation ($)
Robert A. Berman (1) Chief Executive Officer and Director	2014 2013 2012	$300,000 $290,000 $ 32,223	$200,000 $ 50,000 $ -	$ 254,480 $ - $2,882,667	$ 8,320 $ - $ -	$ 762,800 $ 340,000 $2,914,890
Tisha Stender Chief Operating Officer and Legal Counsel	2014	$ 78,200	$ -	$ 850,200	$ -	$ 928,840
Henry P. Herms Chief Financial Officer, Vice President- Finance Director	2014 2013 2012	$168,000 $150,000 $150,000	$ - $ - $ -	$ 92,455 $ - $ 69,219	$ - $ 15,033 $ 15,033	$ 260,455 $ 166,665 $ 234,252

(1)   A portion of Robert A. Berman’s salary and bonus, which has been earned and accrued, has been deferred.

            (2)  Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal years ended October 31, 2014, 2013 and 2012 for each Named Executive Officer in accordance with Accounting Standards Codification (“ASC”) 718 and also reflects the amendment of certain options on November 8, 2013 and the repricing of certain options on September 5, 2012. A discussion of assumptions used in valuation of option awards may be found in Note 3 to our Consolidated Financial Statements for fiscal year ended October 31, 2014, included elsewhere in this Annual Report on Form 10-K.

            (3)  Amounts in the All Other Compensation column reflect, for each Named Executive Officer, the sum of the incremental cost to us of all perquisites and personal benefits, which consisted solely of life insurance premiums for the fiscal year ended October 31, 2014 and auto allowance and related expenses for fiscal years ended October 31, 2013 and 2012.

Employment Agreements

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

Employment Agreement with Tisha Stender

On July 8, 2014, the Company entered into an Employment Agreement with Ms. Stender (the “Stender Agreement”) to serve as Chief Operating Officer and Legal Counsel of the Company.  Pursuant to the Stender Agreement, Ms. Stender is to receive an annual base salary of $277,000 (effective August 4, 2014). In addition to her base salary, Ms. Stender is entitled to receive one or more cash bonuses at the reasonable discretion of Mr. Berman.

The Company also granted Ms. Stender options to purchase 4,000,000 shares of the Company’s common stock, with an exercise price equal $0.25 per share (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board).  Half of the options vest in 36 equal monthly installments commencing on August 31, 2014.  The balance of the options vest in two equal installments upon achievement of the certain Company milestones.

If Ms. Stender’s employment is terminated by the Company or she terminates her employment for any reason or no reason, the Company shall be obligated to pay to Ms. Stender only any earned compensation and/or bonus due under the Stender Agreement, any unpaid reasonable and necessary expenses, and any accrued and unpaid benefits due to her in accordance with the terms and conditions of the Company’s benefit plans and policies including any accrued but unpaid vacation up to the cap of 20 days through the date of termination.  All such payments shall be made in a lump sum immediately following termination as required by law.

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

Amendment to Employment and Stock Option Agreements

Robert A. Berman’s employment agreement includes the grant of certain stock options.  On November 8, 2013, in light of the cost and expense of valuing the unvested portion of the options on a quarterly basis for financial reporting purposes, the Board approved an amendment to the Stock Price Target stock options awarded on September 19, 2012 (the “Option Awards”) to Mr. Berman.  The amendment modifies the Option Awards’ vesting conditions to provide that the unvested portion of the stock options will vest in 23 consecutive monthly installments, commencing on November 30, 2013 through September 30, 2015.  Prior to the amendment, the Option Awards had provided that the stock options would vest if certain milestone targets were met.  All the other terms and conditions of the Option Awards remain unchanged.

Stock Options

The following table sets forth certain information with respect to unexercised stock options held by the Named Executive Officers outstanding on October 31, 2014:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un -Exercisable	Option Exercise Price ($)	Option Expiration Date
Robert A. Berman	5,555,558(1) 2,666,667(2) 2,782,609(3) 305,550(4)	2,444,442(1) 2,550,724(3) 694,450(4)	$0.2175 $0.2175 $0.2175 $0.2000	9/19/2022 9/19/2022 9/19/2022 11/8/2023
Henry P. Herms	100,000 100,000 50,000 50,000 75,000 100,000 100,000 208,337(5) 168,050(4)	91,663(5) 381,950(4)	$0.650 $0.520 $0.145 $0.700 $0.145 $0.145 $0.370 $0.235 $0.200	2/17/2015 10/30/2015 5/31/2016 11/20/2016 11/11/2017 10/7/2019 6/01/2021 9/19/2022 11/8/2018
Tisha Stender	166,685(6)	1,833,315(6) 2,000,000(7)	$0.25 $0.25	7/16/2024 7/16/2024

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

(4)   Options vest and became exercisable in 36 consecutive monthly installments, beginning December 31, 2013 and continuing through November 30, 2016.

(5)   Options vest and became exercisable in 36 consecutive monthly installments, beginning October 31, 2012 and continuing through September 30, 2015.

(6)  Options vest and became exercisable in 36 consecutive monthly installments, beginning August 31, 2014 and continuing through July 3, 2017.

(7)  Options vest in two equal installments upon achievement of certain Company milestones.

The following table sets forth certain information with respect to grants of stock options to the Named Executive Officers during fiscal year 2014:

GRANTS OF PLAN BASED AWARDS TABLE
Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value ($) (1)
Robert A. Berman	11/8/2013	1,000,000	$0.20	$168,100
Henry P. herms	11/8/2013	550,000	$0.20	$92,455
Tisha Stender	7/16/2014	4,000,000(2)	$0.25(3)	$850,200

(1)     Represent the grant date fair value of stock option awards in accordance with Accounting Standards Codification (“ASC”) 718.

(2)     Reflects options granted to Ms. Stender under the Stender Agreement.

(3)     The exercise price was determined by calculating the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board.

The following table summarizes the exercise of stock options during fiscal 2014 by Named Executives:

OPTION EXERCISES AND STOCK VESTED TABLE
Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Henry P. Herms	75,000	$2,482

(1)         The value realized on exercise is calculated based on the difference between the exercise price of the options and the market price of the stock at the time of exercise.

Potential Payments upon Termination or Change in Control

Robert A. Berman

As more fully described in “Employment Agreement with Robert Berman,” if Mr. Berman is terminated without cause, an additional 12 months of vesting of his options will be accelerated and such accelerated options will become immediately exercisable.  The intrinsic value of such options would be $-0-, which was calculated by multiplying (a) 2,444,442 options (being the number of options granted to him on September 19, 2012 that would be accelerated) (b) an amount equal to the excess of (x) our closing share price on October 31, 2014 of $0.20 and (y) the options’ exercise price of $0.2175 per share.

Options granted Mr. Berman on November 8, 2013 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable if Mr. Berman is terminated without cause. The intrinsic value of such options would be $-0-, which was calculated by multiplying (a) 694,450 options (being the number of options granted to him on November 8, 2013 that would be accelerated) (b) an amount equal to the excess of (x) our closing share price on October 31, 2014 of $0.20 and (y) the options’ exercise price of $0.20 per share.

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

Tisha Stender

If Ms. Stender’s employment is terminated by the Company or she terminates her employment for any reason or no reason, the Company shall be obligated to pay to Ms. Stender only any earned compensation and/or bonus due under the Stender Agreement, any unpaid reasonable and necessary expenses, and any accrued and unpaid benefits due to her in accordance with the terms and conditions of the Company’s benefit plans and policies including any accrued but unpaid vacation up to the cap of 20 days through the date of termination (which accrued and unpaid benefits would have a maximum value of $21,308).

Henry P. Herms

            Mr. Herms’ outstanding unvested stock option awards granted under the 2010 Share Incentive Plan would immediately vest and become exercisable upon a change in control as defined below.  The intrinsic value of Mr. Herms’ outstanding options granted on September 19, 2012 would be $-0-, which was calculated by multiplying (a) 91,663 options (being the unvested portion of options granted to him on September 19, 2012 that he held on October 31, 2014) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2014 of $0.20 and (y) the options’ exercise price of $0.235 per share. The intrinsic value of Mr. Herms’ outstanding options granted on November 8, 2013 would be $-0-, which was calculated by multiplying (a) 381,950 options (being the unvested portion of options granted to him on November 8, 2014 that he held on October 31, 2014) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2014 of $0.20 and (y) the options’ exercise price of $0.235 per share.

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

•         Change in Effective Control: A change in effective control of the Company occurs on the date that either:

o   Any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of the Company possessing 30% or more of the total voting power of the stock of the Company; or

o   A majority of the members of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board before the date of the appointment or election; provided, that this paragraph will apply only to the Company if no other corporation is a majority stockholder.

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

Director’s Compensation

There is no present arrangement for cash compensation of directors for services in that capacity.  Consistent with the non-employee director compensation approved on March 28, 2013 for calendar year 2013, on November 8, 2013, the Board approved an amendment to the 2010 Share Incentive Plan to provide that on January 1st of each year commencing on January 1, 2014, each non-employee director (a “Director Participant”) of the Company at that time shall automatically be granted a 10 year nonqualified stock option to purchase 300,000 shares of Common Stock (or 400,000 in the case of the Chairman of the Board to the extent he qualifies as a Director Participant), with an exercise price equal to the closing price on the date of grant, that will vest in four equal quarterly installments in the year of grant.  In addition, each person who is a Director Participant and joins the Board after January 1 of any year, shall be granted on the date such person joins the Board, a nonqualified stock option to purchase 300,000 shares of Common Stock (or 400,000 in the case of the Chairman of the Board) pro-rated based upon the number of calendar quarters remaining in the calendar year in which such person joins the Board (rounded up for partial quarters).

Our employee director, Robert A. Berman and former employee director Henry P. Herms, did not receive any additional compensation for services provided as a director during fiscal year 2014.  The following table sets forth compensation of Lewis H. Titterton, Bruce F. Johnson, Dr. Andrea Belz and Dale Fox, our non-employee directors and Kent B. Williams, our former non-employee director, for fiscal year 2014:

DIRECTORS COMPENSATION
Name	Option Awards ($) (1)	Bonus ($)	All Other Compensation ($)
Lewis H. Titterton	$567,580	-	-
Bruce F. Johnson	$ 47,460	-	-
Kent B. Williams	$118,590	-	-
Dr. Andrea Belz	$30,482	-	-
Dale Fox	$30,482	-	-
Dr. Amit Kumar (2)	-	-	-

(1)    Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal year ended October 31, 2014, in accordance with ASC 718.  A discussion of assumptions used in valuation of option awards may be found in Note 3 to our Consolidated Financial Statements for fiscal year ended October 31, 2014, included elsewhere in this Annual Report on Form 10-K.  At October 31, 2014, Lewis H. Titterton, Brice F. Johnson, Dr. Andrea Belz and Dale Fox held unexercised stock options to purchase 5,610,000, 720,000, 150,000 and 150,000 shares respectively, of our Common Stock.

(2)     Dr. Kumar did not receive any compensation for his services as a director.  However, Dr. Kumar did receive compensation for his services as a consultant.  For more information about Dr. Kumar’s consultancy arrangements, see the section entitled “Transactions with Related Persons” below.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to our common stock beneficially owned as of January 23, 2015 (or exercisable within 60 days) by (a) each person who is known by our management to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and (c) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)(4)(5)	Percent of Class (6)
Lewis H. Titterton 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	14,354,032	6.42%
Robert A. Berman 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	13,933,220	5.98%
Dr. Amit Kumar 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	15,010,911	6.43%
Bruce F. Johnson 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	8,600,615	3.90%
Dr. Andrea Belz 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	150,000	*
Dale Fox 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	150,000	*
Tisha Stender 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	1,588,905	*
Henry P. Herms 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	1,598,956	*
All Directors and Executive Officers as a Group (8 persons)	55,386,639	21.82%

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

(2)        Includes 1,710,007 shares, 416,662 shares, 416,662 shares, 420,000 shares, 150,000 shares, 150,000 shares, 388,905 shares, 1,045,831 shares and  4,698,067 shares which Lewis H. Titterton, Robert A. Berman, Dr. Amit Kumar, Bruce F. Johnson, Dr. Andrea Belz, Dale Fox, Tisha Stender, Henry P. Herms and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 2003 Share Incentive Plan and/or the 2010 Share Incentive Plan.

(3)        Includes 50,000 shares, 166,650 shares, 383,300 shares, 333,300, 400,000 and 1,333,250 shares that Lewis H. Titterton, Robert A. Berman, Dr. Amit Kumar, Bruce F. Johnson, Tisha Stender and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of warrants purchased by them in the private placements on January 25, 2013 and July 15, 2014.

(5)        Includes 2,150,000 shares, 12,821,258 shares, 12,821,258 shares, 300,000 shares and 28,092,516 shares which Lewis H. Titterton, Robert A. Berman, Dr. Amit Kumar, Bruce F. Johnson and all directors and executive officers as a group, respectively, respectively, have the right to acquire within 60 days pursuant to option agreements with the Company.

(6)        Based on 219,712,190 shares of Common Stock outstanding as of January 23, 2015.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information

The following is information as of October 31, 2014 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 2003 Share Incentive Plan and our 2010 Share Incentive Plan.  See Note 7 to Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans not approved by security holders (1)(2)(3)(4)(5)(6)(7)	75,063,770	$0.3040	11,400,000

(1)        On  April 23, 2003 the Board adopted the 2003 Share Incentive Plan.  Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2003 Share Incentive Plan.  The 2003 Share Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, performance awards and stock units (the “2003 Benefits”).  The maximum number of shares of common stock available for issuance under the 2003 Share Incentive Plan initially was 15,000,000 shares. On October 8, 2004, February 9, 2006, August 22, 2007 and December 3, 2008, the 2003 Share Incentive Plan was amended by our Board to increase the maximum number of shares of common stock that may be granted to 30,000,000 shares, 45,000,000 shares, 55,000,000 shares and 70,000,000 shares, respectively.  The 2003 Share Incentive Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010 by the Board, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board and since November 2012 by the Board, which determines the option price, term and provisions of the Benefits.  The 2003 Share Incentive Plan contains provisions for equitable adjustment of the 2003 Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, spinoff, combination of shares, exchange of shares, dividends in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company.  The 2003 Share Incentive Plan terminated with respect to additional grants on April 21, 2013.

(2)               On July 14, 2010 the Board adopted the 2010 Share Incentive Plan.  Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2010 Share Incentive Plan.  The 2010 Share Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, and performance awards and stock units (the “2010 Benefits”).  The maximum number of shares of common stock available for issuance under the 2010 Share Incentive Plan was initially 15,000,000 shares.   On July 6, 2011 and August 29, 2012, the 2010 Share Incentive Plan was amended by our Board to increase the maximum number of shares of common stock that may be granted to 27,000,000 and 30,000,000 shares, respectively.  On November 8, 2013, the Board approved an amendment to provide that effective and following November 8, 2013, the maximum aggregate number of shares available for issuance will be 20,000,000 shares.  Additionally, commencing on the first business day in 2014 and on the first business day of each calendar year thereafter, the maximum aggregate number of shares available for issuance shall be replenished such that, as of such first business day, the maximum aggregate number of shares available for issuance shall be 20,000,000 shares. Current and future non-employees directors are automatically granted a 10 year nonqualified stock option to purchase 300,000 shares of Common Stock (or 400,000 in the case of the Chairman of the Board) on January 1st of each year that will vest in four equal quarterly installments.  The 2010 Share Incentive Plan was administered by the Stock Option Committee through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board and since November 2012 by the Board of Directors, which determines the option price, term and provisions of each option.  The 2010 Share Incentive Plan terminates which respect to additional grants on July 14, 2020.  The Board may amend, suspend or terminate the 2010 Share Incentive Plan at any time.

(3)        On September 19, 2012, the Company granted to Robert A. Berman, Dr. Amit Kumar and John Roop options to purchase 16,000,000 shares, 16,000,000 shares, and 8,000,000 shares, respectively, of the Company’s common stock, with an exercise price equal $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board).   Half of the options granted to each of them vest in 36 equal monthly installments commencing on October 31, 2012, provided that if such person is terminated or constructively terminated by the Company without cause (as defined in the applicable employment or consulting agreement with the Company), an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the options vest in three equal installments if the Company generates aggregate cash payments in excess of a specified amount (the “Cash Milestone”), which Cash Milestone has been achieved, and if the average trading price of the Company’s common stock for a period of 15 trading days exceeds two separate price targets (the “Stock Price Targets”). On November 8, 2013, in light of the cost and expense of valuing the unvested portion of the options on a quarterly basis for financial reporting purposes, the Board approved an amendment to the Stock Price Target stock options modifying the vesting conditions to provide that the unvested portion of the stock options will vest in 23 consecutive monthly installments, commencing on November 30, 2013 through September 30, 2015.  The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

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

(6)        On February 15, 2013, the Board approved a grant to Lewis H. Titterton of a stock option to purchase 1,000,000 shares of Company common stock in compensation for his service as Chairman of the Board.  These stock options have an exercise price of $0.235 (the average of the high and low sales price on date of grant) and vest 333,334 shares upon grant and 333,333 shares in two annual installments commencing February 15, 2014.  The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

(7)        On March 28, 2013, the Board approved a grant to Lewis H. Titterton, Bruce F. Johnson and Kent B. Williams of a stock option to purchase 400,000 shares, 300,000 shares and 300,000 shares, respectively, of Company common stock as additional compensation as outside directors.  Each of these stock options has an exercise price of $0.195 (the average of the high and low sales price on date of grant) and vest in four equal quarterly installments.   The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On January 25, 2013, we completed a private placement of $1,765,000 principal amount of 8% Convertible Debentures due 2015 and warrants to purchase 5,882,745 shares of Common Stock.  We had the option to pay any interest on the debentures in Common Stock based on the average of the closing prices of our Common Stock for the 10 trading days immediately preceding the interest payment date.  During June and July 2013, $325,000 principal amount of these debentures were converted into 2,166,775 shares of Common Stock.  During 2014, an aggregate of $1,240,000 principal amount of these debentures were converted into 8,267,080 shares of Common Stock.  The principal amount outstanding of these debentures of $200,000 was paid in full during April 2014. Robert A. Berman, the Company’s President, Chief Executive Officer and a director, Dr. Amit Kumar, a consultant and director of the Company, and Bruce Johnson, a director of the Company, purchased $50,000, $100,000, and $100,000, respectively, of securities in this offering. Mr. Berman, Dr. Kumar and Mr. Johnson received 333,350 shares, 666,700 shares and 666,700 shares, respectively, upon conversion of the debentures and 21,495 shares, 42,991 shares and 42,991 shares, respectively, in payment of interest on the debentures.  Jeffery Titterton and Christopher Titterton, the adult sons of Lewis H. Titterton, our Chairman of the Board, purchased $25,000 and $25,000, respectively, of securities in this offering.  Jeffery Titterton and Christopher Titterton have received 166,675 shares and 166,675 shares, respectively, upon conversion of the debentures and 10,748 shares and 8,451 shares, respectively, in payment of interest on the debentures.

As more fully described in “Executive Compensation - Employment Agreements,” on September 19, 2012, we entered into an employment with Robert A. Berman, the Company’s President, Chief Executive Officer and a director, and concurrently issued to Mr. Berman options to purchase 16,000,000 shares of the Company’s common stock. Additionally, on July 8, 2014, we entered into an employment agreement with Tisha Stender, the Company’s Chief Operating Officer and Legal Counsel, and issued to her options to purchase 4,000,000 shares of the Company’s common stock.

On September 19, 2012, the Company entered into a Consulting Agreement with Dr. Amit Kumar (the "Kumar Agreement"), a director of the Company, pursuant to which Dr. Kumar agreed to provide business consulting services for an annual consulting fee of $120,000 (Dr. Kumar's fee was initially deferred until a Cash Milestone (as defined above) was achieved and certain of Dr. Kumar's deferred compensation remains accrued but unpaid). In connection with the Kumar Agreement, the Company granted Dr. Kumar options to purchase 16,000,000 shares of the Company's common stock, with an exercise price equal $0.2175. Dr. Kumar has also earned a $50,000 bonus pursuant to the Kumar Agreement. The Kumar Agreement was amended on November 8, 2013 to modify the vesting schedule of any unvested options. If Dr. Kumar's services are terminated by the Company or he terminates his services for any reason or no reason, the Company will be obligated to pay to Dr. Kumar only any earned compensation and/or bonus due under the Kumar Agreement and any unpaid reasonable and necessary expenses, due to him through the date of termination.  All such payments will be made in a lump sum immediately following termination.

On July 15, 2014, the Company sold 16,000,000 shares of its common stock and warrants to purchase 8,000,000 shares of its common stock in a registered direct offering for gross proceeds of $4,000,000. Lewis H. Titterton, the Chairman of the Board of the Company, Dr. Amit Kumar, a consultant and director of the Company, and Tisha Stender, the Chief Operating Officer and Legal Counsel of the Company, purchased $25,000, $25,000, and $200,000, respectively, of securities in this offering. Specifically, Mr. Titterton received 100,000 shares and 50,000 warrants, Dr. Kumar received 100,000 shares and 50,000 warrants and Ms. Stender received 800,000 shares and 200,000 warrants in this offering.

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

Director Independence

Our Board oversees the activities of our management in the handling of the business and affairs of our company.  We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which require that our be Board comprised of a majority of “independent” directors.  Notwithstanding, Lewis H. Titterton, Bruce F. Johnson, Dr. Andrea Belz and Dale Fox currently meet the definition of “independent” as defined by the SEC.  The Board of Directors does not have separately designated audit, nominating or compensation committees. Our directors, Robert A. Berman and Dr. Amit Kumar, are employees of, or consultants to, the Company and as such do not qualify as “independent” directors.

Item 14.          Principal Accounting Audit Fees and Services.

 The following table describes fees for professional audit services rendered and billed by Haskell & White LLP, our present independent registered public accounting firm and principal accountant, from May 2013 through October 31, 2014, for the audit of our fiscal year 2014 and 2013 consolidated financial statements, the re-audit of our fiscal year 2012 consolidated financial statements and for other services during the fiscal years 2014 and 2013 and KPMG LLP, from November 1, 2012 through May 2013, for the audit of our consolidated financial statements and for other services during fiscal 2013.

Type of Fee	2014	2013

Audit Fees (1)	$82,280	$400,330
Audit Related Fees (2)	37,130	79,000
Tax Fees	-	-
All Other Fees	-	-
Total	$119,410	$479,330

       (1)   Audit fees for fiscal year 2013 represent fees billed for services rendered during fiscal 2013 by Haskell & White LLP and KPMG LLP of $109,330 and $291,000, respectively, for the audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q, including Haskell & White LLP’s re-audit of our fiscal year 2012 consolidated financial statements.  Audit fees for fiscal year 2014 represent fees billed for services rendered during fiscal 2014 by Haskell & White LLP for the audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q.

        (2)    Audit related fees for fiscal year 2013 represent fees billed for services rendered during fiscal 2013 by KPMG LLP in connection with our Form S-1 Registration Statement filed during fiscal 2013. Audit related fees for fiscal year 2014 represent fees billed for services rendered during fiscal 2014 by Haskell & White in connection with our Form S-3 Registration Statements filed during fiscal 2014.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Board is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm.  Haskell & White LLP’s engagement to conduct our fiscal year 2014 audit was approved by our Board on May 28, 2014.  We did not enter into any non-audit engagement or relationship with Haskell & White LLP during fiscal year 2014.

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b)       Exhibits
3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 on Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 of our Form 8-K, dated September 10, 2014.)
3.5	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated, November 8, 2012.)
4.1	Registration Rights Agreement, dated as of April 23, 2013, by and between the Company and Aspire Capital Fund, LLC. (Incorporated by reference to Exhibit 4.3 to our Form S-1, dated April 24, 2013.)
10.1	2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003.)
10.2	Amendment No. 1 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)
10.3	Amendment No. 2 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.4	Amendment No. 3 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.5	Amendment No. 4 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)
10.6	Amendment No. 5 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)
10.7	Amendment No. 6 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.5 to our Form 8-K, dated July 20, 2010.)
10.8	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.9	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)
10.10	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.11	Amendment No. 3 to the 2010 Share Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
10.12

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

10.16

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

10.17	Employment Agreement, dated as of July 8, 2014, between the Company and Tisha Stender. (Incorporated by reference to Exhibit 10.17 to our Form S-1 dated December 8, 2014.)
10.18

Securities Purchase Agreement, dated July 15, 2014, between the Company and the Purchasers named therein in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated July 15, 2014.)

10.19	Form of Warrant issued to investors in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 4.1 to Form 8-K, dated August 15, 2014).
10.20

Termination Agreements, each dated August 29, 2014, relating to the Company’s transaction with Videocon Industries Limited. (Incorporated by reference to Exhibit 10.20 to our Form S-1 dated December 8, 2014.)

10.21	Debt Conversion Agreement, dated September 9, 2014, between the Company and Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.21 to our Form S-1 dated December 8, 2014.)
10.22	Warrant issued to Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.22 to our Form S-1 dated December 8, 2014.)
21	Subsidiaries of ITUS Corporation. (Filed herewith.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2015. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2015. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2015. (Filed herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2015. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION
	By:	/s/ Robert A. Berman
Robert Berman
January 29, 2015		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Robert A. Berman
Robert Berman
President, Chief Executive Officer
January 29, 2015		and Director (Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance,
Chief Financial Officer and
January 29, 2015		Director (Principal Financialand Accounting Officer)

	By:	/s/ Lewis H. Titterton
Lewis H. Titterton
January 29, 2015		Chairman of the Board

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
January 29, 2015		Director

	By:	/s/ Bruce F. Johnson
Bruce F. Johnson
January 29, 2015		Director

	By:	/s/ Dr. Andrea Belz
Dr. Andrea Belz
January 29, 2015		Director

	By:	/s/ Dale Fox
Dale Fox
January 29, 2015		Director

EXHIBITS

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 on Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 of our Form 8-K, dated September 10, 2014.)
3.5	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated, November 8, 2012.)
4.1	Registration Rights Agreement, dated as of April 23, 2013, by and between the Company and Aspire Capital Fund, LLC. (Incorporated by reference to Exhibit 4.3 to our Form S-1, dated April 24, 2013.)
10.1	2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003.)
10.2	Amendment No. 1 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)
10.3	Amendment No. 2 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.4	Amendment No. 3 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.5	Amendment No. 4 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)
10.6	Amendment No. 5 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)
10.7	Amendment No. 6 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.5 to our Form 8-K, dated July 20, 2010.)
10.8	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.9	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)
10.10	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)

10.11	Amendment No. 3 to the 2010 Share Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
10.12

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

10.16

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

10.17	Employment Agreement, dated as of July 8, 2014, between the Company and Tisha Stender. (Incorporated by reference to Exhibit 10.17 to our Form S-1 dated December 8, 2014.)
10.18

Securities Purchase Agreement, dated July 15, 2014, between the Company and the Purchasers named therein in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated July 15, 2014.)

10.19	Form of Warrant issued to investors in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 4.1 to Form 8-K, dated August 15, 2014).
10.20

Termination Agreements, each dated August 29, 2014, relating to the Company’s transaction with Videocon Industries Limited. (Incorporated by reference to Exhibit 10.20 to our Form S-1 dated December 8, 2014.)

10.21	Debt Conversion Agreement, dated September 9, 2014, between the Company and Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.21 to our Form S-1 dated December 8, 2014.)
10.22	Warrant issued to Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.22 to our Form S-1 dated December 8, 2014.)
21	Subsidiaries of ITUS Corporation. (Filed herewith.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2015. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2015. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2015. (Filed herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2015. (Filed herewith.)

ITUS CORPORATION AND SUBSIDIARIES

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ITUS Corporation

We have audited the accompanying consolidated balance sheets of ITUS Corporation (the “Company”) as of October 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for each of the years ended October 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years ended October 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

Irvine, California
January 29, 2015

ITUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2014	October 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$3,361,246	$898,172
Short–term investments in certificates of deposit	2,500,000	-
Accounts receivable	400,000	175,000
Prepaid expenses and other current assets	60,577	160,646
Total current assets	6,321,823	1,233,818
Investment in Videocon Industries Limited global depository receipts, at fair value (Note 4)	-	4,197,341
Patents, net of accumulated amortization of $314,453 in 2014	2,721,658	-
Property and equipment, net of accumulated depreciation of $48,842 and $45,654, respectively	11,875	8,379
Total assets	$9,055,356	$5,439,538
LIABILITIES AND SHAREHOLDERS’ EQUITY, (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$1,249,426	$1,276,470
Royalties and contingent legal fees payable	560,076	207,743
Derivative liability, at fair value	-	540,000
Deferred revenue, nonrefundable development and license fees	-	1,187,320
Total current liabilities	1,809,502	3,211,533
Patent acquisition obligation (Note 8)	3,236,281	-
Convertible debentures due January 2015, net of discount of $891,402 (Note 6)	-	548,598
Loan payable by CopyTele International Ltd. to former affiliate, secured by Videocon Industries Limited global depository receipts (Note1)	-	5,000,000
Total liabilities	5,045,783	8,760,131
Commitments and contingencies (Notes 8 and 9)	-

Shareholders’ equity (deficiency):
Preferred stock, par value $100 per share; 496,500 and 500,000 shares authorized; no shares issued or outstanding, respectively	-	-
Series A convertible preferred stock, par value $100 per share; 3,500 and 0 shares issued and outstanding, respectively	350,000	-
Common stock, par value $.01 per share; 600,000,000 shares authorized; 219,692,190 and 209,276,745 shares issued and outstanding, respectively	2,196,922	2,092,767
Additional paid-in capital	146,232,373	134,750,048
Loan receivable from former affiliate (Note 1)	-	(5,000,000)
Accumulated deficit	(144,769,722)	(135,163,408)
Total shareholders’ equity (deficiency)	4,009,573	(3,320,593)
Total liabilities and shareholders’ equity (deficiency)	$9,055,356	$5,439,538

The accompanying notes are an integral part of these statements.

ITUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended October 31,
	2014	2013
Revenue:
Revenue from patent assertion activities	$2,480,000	$388,850
Amortization of display technology development and license fees received from AU Optronics Corp. in fiscal year 2011	1,187,320	-
Total revenue	3,667,320	388,850
Operating costs and expenses:
Inventor royalties and contingent legal fees	1,412,661	207,743
Litigation and licensing expenses	575,413	108,915
Amortization of patents	314,453	-
Marketing, general and administrative expenses (including non-cash stock option compensation expense of $3,149,799 and $3,798,139, respectively)	6,408,861	7,989,846
Total operating costs and expenses	8,711,388	8,306,504
Loss from operations	(5,044,068)	(7,917,654)
Impairment in value of Videocon Industries Limited global depository receipts	(62,825)	(1,184,710)
Change in value of derivative liability	(592,945)	475,189
Loss on extinguishment of debt (Note 6)	(2,699,022)	(343,517)
Interest expense	(1,263,617)	(1,109,519)
Dividend income	47,568	-
Interest income	8,595	125
Loss before income taxes	(9,606,314)	(10,080,086)
Provision for income taxes (Note 9)	-	-
Net loss	$(9,606,314)	$(10,080,086)
Net loss per share:
Basic and diluted	$(.04)	$(.05)
Weighted average common shares outstanding:
Basic and diluted	217,771,673	196,645,962
Other comprehensive income:
Reversal of unrealized loss as of October 31, 2012, on investment in Videocon Industries Limited global depository receipts	$-	$653,684
Comprehensive loss	$(9,606,314)	$(9,426,402)

The accompanying notes are an integral part of these statements.

ITUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED OCTOBER 31, 2014 and 2013

						Loan Receivable From former affiliate		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficiency)
					Additional Paid-in Capital
	Preferred Stock		Common Stock				Accumulated Deficit
	Shares	Par Value	Shares	Par Value

BALANCE, October 31, 2012	-	$-	184,979,037	$1,849,790	$127,693,160	$(5,000,000)	$(125,083,322)	$(653,684)	$(1,194,056)
Stock option compensation to employees	-	-	-	-	2,693,121	-	-	-	2,693,121
Stock option compensation to consultants	-	-	-	-	1,105,018	-	-	-	1,105,018
Common stock issued upon exercise of stock options	-	-	146,000	1,460	24,150	-	-	-	25,610
Common stock issued to consultants	-	-	1,345,000	13,450	291,235	-	-	-	304,685
Common stock issued upon conversion of convertible debentures due September 2016 and January 2015	-	-	10,318,945	103,189	1,250,175	-	-	-	1,353,364
Common stock issued in lieu of interest on convertible debentures	-	-	480,270	4,803	93,936	-	-	-	98,739
Sale of common stock to Aspire Capital Fund, LLC net of expense	-	-	5,380,000	53,800	996,605	-	-	-	1,050,405
Common stock issued to Aspire Capital Fund LLC, as consideration	-	-	3,500,000	35,000	(35,000)	-	-	-	-
Warrants issued in connection with issuance of convertible debentures	-	-	-	-	221,985	-	-	-	221,985
Common stock issued upon exercise of warrants	-	-	2,927,493	29,275	351,525	-	-	-	380,800
Common stock issued to acquire patent license	-	-	200,000	2,000	40,000	-	-	-	42,000
Proceeds on sale of common stock held by ZQX Advisors, LLC	-	-	-	-	24,138	-	-	-	24,138
Reversal of unrealized loss as of October 31, 2012 on investment in Videocon Industries Limited global depository receipts	-	-	-	-	-	-	-	653,684	653,684
Net loss	-	-	-	-	-	-	(10,080,086)	-	(10,080,086)
BALANCE, October 31, 2013	-	-	209,276,745	2,092,767	134,750,048	(5,000,000)	(135,163,408)	-	(3,320,593)
Stock option compensation to employees	-	-	-	-	2,127,719	-	-	-	2,127,719
Stock option compensation to consultants	-	-	-	-	1,022,080	-	-	-	1,022,080
Common stock issued upon exercise of stock options	-	-	515,000	5,150	70,725	-	-	-	75,875
Common stock issued to consultants	-	-	310,000	3,100	81,598	-	-	-	84,698
Common stock issued upon conversion of convertible debentures due January 2015	-	-	8,267,080	82,671	2,652,678	-	-	-	2,735,349
Common stock and preferred stock issued upon conversion of convertible debentures due November 2016	3,500	350,000	2,520,000	25,200	4,854,441	-	-	-	5,229,641
Common stock issued in lieu of interest on convertible debentures	-	-	263,415	2,634	59,144	-	-	-	61,778
Sale of common stock, net of expenses	-	-	16,000,000	160,000	3,513,135	-	-	-	3,673,135
Acquisition of common stock in exchange for investment in Videocon Industries Limited global depository receipts	-	-	-	-	(4,134,516)	-	-	-	(4,134,516)
Retire common stock acquired in exchange for investment in Videocon Industries Limited global depository receipts	-	-	(20,000,000)	(200,000)	200,000	-	-	-	-
Warrants issued in connection with issuance of convertible debentures	-	-	-	-	513,112	-	-	-	513,112
Common stock issued upon exercise of warrants	-	-	1,339 950	13,400	286,609	-	-	-	300,009
Common stock issued to acquire patent license	-	-	1,200,000	12,000	235,600	-	-	-	247,600
Satisfaction of loan receivable from former affiliate	-	-	-	-	-	5,000,000	-	-	5,000,000
Net loss	-	-	-	-	-	-	(9,606,314)	-	(9,606,314)
BALANCE, October 31, 2014	3,500	$350,000	219,692,190	$2,196,922	$146,232,373	$-	$(144,769,722)	$-	$4,009,573

The accompanying notes are an integral part of this statement.

ITUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2014	2013
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(9,606,314)	$(10,080,086)
Stock option compensation to employees	2,127,719	2,693,121
Stock option compensation to consultants	1,022,080	1,105,018
Common stock issued to consultants	84,698	304,685
Change in value of derivative liability	592,945	(475,189)
Loss on extinguishment of debt	2,699,022	343,517
Accrued interest reversed on conversion of convertible debenture	173,833	-
Amortization of convertible debenture discount charge to interest expense	634,267	991,180
Impairment in value of investment in Videocon Industries Limited GDR’s	62,825	1,184,710
Amortization of patents	314,453	-
Amortized interest on patent acquisition obligations charged to interest expense	385,770	-
Common stock issued to pay interest on convertible debentures	61,778	98,739
Common stock issued to acquire patent license	16,400	42,000
Other	38,225	9,753
Change in operating assets and liabilities:
Accounts receivable	(225,000)	(175,000)
Prepaid expenses and other current assets	100,069	(78,320)
Accounts payable and accrued expenses	(27,044)	641,331
Royalties and contingent legal fees payable	352,333	207,743
Deferred revenue	(1,187,320)	-
Net cash used in operating activities	(2,379,261)	(3,186,798)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(5,200,000)	(250,000)
Proceeds from maturities of short-term investments in certificates of deposit	2,700,000	750,000
Other	(6,684)	(676)
Net cash (used in) provided by investing activities	(2,506,684)	499,324

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	3,500,000	1,765,000
Proceeds from sale of common stock, net of expense	3,673,135	1,050,405
Proceeds from exercise of warrants to purchase common stock	300,009	380,800
Proceeds from exercise of employee stock options	75,875	25,610
Proceeds received on sale of common stock held by ZQX Advisors, LLC	-	24,138
Payments to redeem convertible securities	(200,000)	-
Net cash provided by financing activities	7,349,019	3,245,953

Net increase in cash and cash equivalents	2,463,074	558,479
Cash and cash equivalents at beginning of year	898,172	339,693
Cash and cash equivalents at end of year	$3,361,246	$898,172

Supplemental disclosure of non-cash investing and financing activities:
Non-cash patent acquisition	$3,036,011	$-
Common stock issued to acquire patent license	$185,600	$42,000
Common stock issued upon conversion of debentures	$2,735,349	$1,353,364
Fair value of debenture embedded conversion feature, at issuance	$1,570,000	$1,180,000
Relative fair value of convertible debenture warrant, at issuance	$513,112	$214,819
Non-cash acquisition of 20,000,000 shares of common stock	$4,134,516	$-

Common stock and preferred stock issued upon conversion of convertible debentures due November 2016	$5,229,641	$-
Cancellation of loan receivable from former affiliate	$(5,000,000)	$-
Cancellation of loan payable to former affiliate	$5,000,000	$-

The accompanying notes are an integral part of these statements.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “ITUS” means ITUS Corporation and its wholly-owned subsidiaries. The primary operations of the Company involve the development, acquisition, licensing, and enforcement of patented technologies that are either owned or controlled by the Company.  The Company currently owns or controls 8 patented technologies. Our primary source of our revenue comes from the monetization of our patented technologies, including the settlement of patent infringement lawsuits. In the fiscal years ended October 31, 2014 and 2013, the Company entered into 27 and 4, respectively, license and/or settlement agreements. All of our license and/or settlement agreements provided for one time, lump sum payments.

In August of 2014, the Company ended its relationship with Videocon Industries Limited (“Videocon”), terminating Videocon’s license to the Company’s patented Nano Field Emissions Display technology (the “Videocon Termination”).  See “Unwinding of Business Relationship and Interest with Videocon” below.

On December 29, 2014, the Company and AU Optronics Corporation (“AUO”) entered into a Settlement Agreement and a Patent Assignment Agreement pursuant to which the Company received an aggregate of $9,000,000 from AUO (the “AUO Settlement”).  The agreements were entered into to resolve a lawsuit filed by the Company against AUO in January of 2013, relating to joint development projects in connection with the Company’s ePaper® Electrophoretic Display, and Nano Field Emission Display (“nFED”) technologies.  As part of the AUO Settlement, the Company terminated AUO’s license to the Company’s patented Nano Field Emissions Display technology. A more detailed description of the AUO lawsuit and settlement can be found in Note 2 “Subsequent Event – AUO Lawsuit and Settlement” below.

As a result of the Videocon Termination and the AUO Settlement, the Company’s Nano Field Emissions Display technology is now unencumbered and ready for continued development.

In April of 2013, the Company, through its wholly owned subsidiary, ITUS Patent Acquisition Corporation (“IPAC”), acquired the exclusive rights to license and enforce a patent portfolio relating to vinyl windows with integrated J-Channels, commonly used in modular buildings, mobile homes, and conventional, new home construction.  Additionally, in April 2013 IPAC  acquired rights to license and enforce a patent portfolio relating to loyalty awards programs commonly provided by airlines, credit card companies, hotels, retailers, casinos, and others (“Loyalty Conversion Systems”). In November 2013, IPAC acquired two patent portfolios in the area of unified communications relating to (i) the multicast delivery of streaming data, media, and other content, within the confines of specialized virtual private networks, and (ii) the integration of telephonic participation in web-based audio/video conferences by creating a gateway between the internet and cellular or traditional landline telephones.  In June 2014, IPAC acquired the exclusive rights to license and enforce a patent portfolio covering enhanced presentation and cross selling technologies used by some of the world’s leading auction sites. We have obtained and will continue to obtain the rights to develop and license additional technologies from third parties, and when necessary, will assist such parties in the further development of their patent portfolios through the filing of additional patent applications.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s business model is to generate revenue from the development and licensing of patented technologies. In certain instances, the Company may seek to collect royalties from the unauthorized manufacture, sale, and use of patented products and services. We currently own or control 8 patented technologies including: (i) Encrypted Cellular Communication; (ii) Internet Telephonic Gateway; (iii) J-Channel Window Frame Construction; (iv) Key Based Web Conferencing Encryption; (v) Micro Electro Mechanical Systems Display; (vi) Nano Field Emission Display; (vii) VPN Multicast Communications; and (vii) Enhanced Auction Technologies.

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

On May 6, 2014, the Company’s wholly owned subsidiary, Encrypted Cellular Communications Corporation, filed a patent infringement lawsuit against AT&T in connection with its patented Encrypted Cellular Communications technology. The lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division.

On September 3, 2014, the United States District Court for the Eastern District of Texas invalidated two of our Loyalty Conversion Systems patents by ruling that they did not cover patentable subject matter, resulting in the dismissal of 7 of our Loyalty Conversion Systems’ lawsuits.  On October 18, 2014, the Company terminated its Loyalty Conversion Systems patent assertion campaign.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 8, 2014, the Company’s wholly owned subsidiary, Auction Acceleration Corporation, filed patent infringement lawsuits against Ebay, Vendio, and Auctiva, in connection with its Enhanced Auction Technologies patents. Vendio and Auctiva are part of Alibaba Group, one of the largest online and mobile commerce companies in the world. The patents cover presentation and cross selling technologies enabling auction sellers to cross-sell and upsell additional items to interested buyers, resulting in incremental sales, and higher yields per transaction. The lawsuits were filed in the United States District Court for the Northern District of California.

On September 18, 2014, the Company’s wholly owned subsidiary, Secure Web Conference Corporation, filed a patent infringement lawsuit in the U.S. District Court for the Eastern District of New York against Apple Inc., in connection with its patented Key Based Web Conferencing Encryption technology. The Company has already licensed the encryption patents to Logitech in connection with its LifeSize web conferencing service, and has a patent infringement lawsuit pending against Microsoft Corporation in connection with the SKYPE and Lync web conferencing services.

On October 2, 2014, the US District Court for the Eastern District of New York provided a claims construction ruling in Secure Web Conference Corporation’s Key Based Web Conferencing Encryption technology patent infringement lawsuit against Microsoft Corporation that was unfavorable to Secure Web Conference Corporation. Secure Web Conference Corporation is evaluating its options for appeal to the Federal Circuit, and in the interim, will suspend lawsuits against Apple and Citrix, as well as Encrypted Cellular Communications Corporation patent infringement lawsuit against AT&T, which also rely on the language construed by the Court. On January 22, 2015, the company filed a notice of appeal with respect to the New York District Court's claim construction ruling.

On November 4, 2014, the Company’s wholly owned subsidiary, VPN Multicast Technologies, LLC, filed patent infringement lawsuits against AT&T, and Dimension Data LLC, in connection with its patented VPN Multicast Communications technology. The lawsuits were filed in the U.S. District Court for the Eastern District of Texas. The complaints allege infringement of United States Patent Number 8,477,778 entitled “Applying Multicast Protocols and VPN Tunneling Techniques to Achieve High Quality of Service for Real Time Media Transport Across IP Networks.”

            The Company has engaged in and may continue to engage in patent infringement lawsuits in the ordinary course of its business operations.  All litigation involves a significant degree of uncertainty, and we give no assurances as to the outcome or duration of any lawsuit.

On September 2, 2014, the Company changed its name from CopyTele, Inc. to ITUS Corporation.  The name change was approved by the Company’s Board of Directors on May 28, 2014 and was subsequently approved by the Company’s stockholders at the Annual Meeting of Stockholders on August 8, 2014.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Because Videocon was unable to continue with its joint development responsibilities, the Technology was not jointly developed by the Parties. Accordingly, the Company and Videocon agreed to terminate the Business Relationship. In order to terminate the Business Relationship, the Parties entered into several agreements whereby: (i) the License was terminated, (ii) both of the Loans were canceled and (iii) the Shares and GDRs were exchanged for each other (collectively, the “Termination Transactions”). The result of these Termination Transactions was to undo the initial transactions between the Parties that set forth the Business Relationship. Aside from this business relationship there is no other material relationship between the Parties.  In accounting for the unwinding of this business relationship, the Company offset the two loans and then recorded its repurchased shares of common stock at the then current fair value of the GDRs and then retired and cancelled those shares.

Funding

During the second quarter of fiscal 2013, the entire principal amount of the Convertible Debentures due September 12, 2016, issued in September 2012, of $750,000 was converted into 8,152,170 shares of common stock.  For further details of this transaction see Note 6, “Convertible Debentures” herein.

In January 2013, we received aggregate gross proceeds of $1,765,000 from the issuance of Convertible Debentures due January 25, 2015, in a private placement.  During the third quarter of fiscal 2013, $325,000 of the principal amount of these debentures were converted into 2,166,775 shares of our common stock.  During the second quarter of fiscal 2014, $1,240,000 of the principal amount of these debentures were converted into 8,267,080 of shares of our common stock, and the remaining $200,000 of convertible debt was repaid in cash. For further details of this transaction see Note 6 “Convertible Debentures” herein.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 23, 2013, we entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of our common stock over the two-year term of the agreement.  In consideration for entering into the Stock Purchase Agreement, concurrently with the execution of the agreement, we issued to Aspire Capital 3,500,000 shares of our common stock with a fair value of $700,000 as a commitment fee.  Upon execution of the Stock Purchase Agreement, Aspire Capital purchased 2,500,000 shares for $500,000.  In order to sell any additional shares under the Stock Purchase Agreement, we were required to have a registration statement covering the shares issued to Aspire Capital declared effective by the Securities and Exchange Commission (the “SEC”).  Such registration statement was declared effective by the SEC in June 2013. During the third and fourth quarters of fiscal year 2013 we sold an additional 2,880,000 shares of our common stock to Aspire Capital for approximately $592,000. The number of shares covered by, and the timing of, each purchase notice are determined by us, at our sole discretion.  The Company cannot execute any sales under the Stock Purchase Agreement when the closing price of our common stock is less than $0.15 per share.  Aspire Capital has no right to require any sales from us, but is obligated to make purchases as directed in accordance with the Stock Purchase Agreement.  The Stock Purchase Agreement may be terminated by us at any time, at our discretion, without any cost or penalty.  We incurred expenses of approximately $42,000 in connection with the execution of the Stock Purchase Agreement in addition to the 3,500,000 shares of our common stock we issued as a commitment fee.

In November 2013, the Company completed a private placement with a single institutional investor, pursuant to which the Company issued a $3,500,000 principal amount 6% convertible debenture due November 11, 2016. On September 9, 2014, the Company and the holder of the Convertible Debenture agreed to a transaction resulting in the conversion of the principal and accrued interest of the Convertible Debenture into 18,498,943 shares of the Company’s common stock, and the concurrent conversion of 15,978,943 of such shares of common stock into 3,500 shares of Series A Convertible Preferred Stock. For further details of this transaction see Note 6 “Convertible Debentures” herein.

In July 2014, the Company completed the sale of 16,000,000 shares of its common stock at the offering price of $0.25 per share. The net proceeds from this sale totaled approximately $3,673,000.  See Note 6, “Sale of Common Stock” for additional information regarding this transaction.

         During the year ended October 31, 2014, cash used in operating activities was approximately $2,379,000.  Cash used in investing activities was approximately $2,507,000, which principally resulted from the purchase of certificates of deposit totaling $5,200,000 which was partially offset by the proceeds on maturity of certificates of deposit totaling $2,700,000.  Our cash provided by financing activities was approximately $7,349,000, which resulted from the net proceeds from the sale of 16,000,000 shares of the Company’s common stock for approximately $3,673,000, the sale of convertible debentures in a private placement for $3,500,000, the proceeds from exercise of warrants to purchase common stock of approximately $300,000, and the proceeds from exercise of stock options of approximately $76,000 offset by the payment to redeem convertible debentures of $200,000.   As a result, our cash, cash equivalents, and short-term investments at October 31, 2014 increased approximately $4,963,000 to approximately $5,861,000 from approximately $898,000 at the end of fiscal year 2013.

Based on currently available information as of January 29, 2015, we believe that our existing cash, cash equivalents, short-term investments, accounts receivable and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short term investments, accounts receivable and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         SUBSEQUENT EVENT – AUO LAWSUIT AND SETTLEMENT

            On December 29, 2014, the Company and AUO entered into a Settlement Agreement (the “Settlement Agreement”) and a Patent Assignment Agreement (the “Patent Assignment Agreement” and together with the Settlement Agreement, the “Agreements”) pursuant to which the Company received an aggregate of $9,000,000 from AUO. The Agreements were entered into to resolve a lawsuit filed by the Company against AUO, relating to the Company’s patented ePaper® Electrophoretic Display, and Nano Field Emission Display (“nFED”) technologies.

            Background

In May 2011, the Company entered into an Exclusive License Agreement (the “EPD License Agreement”) and a License Agreement (the “Nano Display License Agreement”) with AUO (together the “AUO License Agreements”).  Under the EPD License Agreement, the Company provided AUO with an exclusive, non-transferable, worldwide license to its ePaper® Electrophoretic Display (“EPD”) patents and technology, in connection with AUO jointly developing EPD products with the Company.  Under the Nano Display License Agreement, the Company provided AUO with a non-exclusive, non-transferable, worldwide license to its Nano Field Emission Display patents and technology, in connection with AUO jointly developing nFED products with the Company.

On January 28, 2013, the Company terminated the AUO License Agreements due to numerous alleged material and continual breaches of the agreements by AUO.  On January 28, 2013, the Company also filed a lawsuit in the United States District Court for the Northern District of California against AUO and E Ink Corporation in connection with the AUO License Agreements, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, unjust enrichment, unfair business practices, and other charges (the “AUO/E Ink Lawsuit”).  In June 2013, the Company and AUO agreed to arbitrate the charges (the case against E Ink Corporation had been dismissed without prejudice) (the “AUO/E Ink Arbitration”).

The Agreements

Pursuant to the Settlement Agreement, AUO paid the Company $2,000,000 in U.S. currency, net of any Taiwanese withholding taxes. The Settlement Agreement further provides that:

•         the Company will dismiss the AUO/E Ink Lawsuit and AUO/E Ink Arbitration, with prejudice;

•         the AUO License Agreements are terminated;

•         AUO gives up all rights to the nFED Technology;

•         for a period of two years, the Company agrees not to initiate (whether on its own or through a third party) any patent infringement lawsuits against AUO or its affiliates alleging infringement by AUO’s or AUO’s affiliates products or services, for patents owned or controlled by the Company as of the date of the Settlement Agreement. Any potential damages for patent infringement will toll uninterrupted during this two year period. The prohibition does not apply to patents acquired by the Company after the date of the Settlement Agreement; and

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•         each of AUO and the Company mutually released each other from all claims that either may have against the other in connection with the AUO License Agreements, including any claims relating to the ePaper® Electrophoretic Display and nFED patents and technologies.

 Pursuant to the Patent Assignment Agreement, AUO paid the Company $7,000,000 in U.S. currency, net of any Taiwanese withholding taxes in exchange for the Company’s ePaper® Electrophoretic Display patent portfolio for which AUO was previously the exclusive licensee, consisting of:

•         10 active U.S. patents and 1 U.S. pending patent application; and

•         103 expired and/or abandoned U.S. and foreign patents and/or patent applications.

In connection with the lawsuit and settlement, the Company incurred a total of approximately $3,604,000 of contingent legal fees and litigation costs, of which $3,500,000 was paid subsequent to October 31, 2014.

  The following pro forma condensed consolidated balance sheet as of October 31, 2014, recognizes the effects of the AUO Settlement as if it occurred on October 31, 2014. Accordingly, net cash balances increased by $5,500,000 liabilities were decreased by $202,000 and the accumulated deficit was reduced by $5,702,000.

Pro Forma Condensed Consolidated Balance Sheet

October 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$8,861,246
Short-term investments in certificates of deposit	2,500,000
Accounts receivable	400,000
Prepaid expense and other current assets	60,577
Total current assets	11,821,823
Patent, net of accumulated depreciation of $314,453	2,721,658
Property and equipment, net	11,875
Total assets	$14,555,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,047,466
Royalties and contingent legal fees	560,076
Total current liabilities	1,607,542
Patent acquisition obligation	3,236,281
Total liabilities	4,843,823
Shareholders’ equity:
Preferred stock, par value $100 per share	-
Series A preferred stock, par value $100 per share	350,000
Common stock, par value $.01 per share	2,196,922
Additional paid-in capital	146,232,373
Accumulated deficit	(139,067,762)
Total shareholder’s equity	9,711,533
Total liabilities and shareholders’ equity	$14,555,356

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of ITUS Corporation and its wholly owned subsidiaries.  All intercompany transactions have been eliminated.

 Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Patent Monetization and Patent Assertion

In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted are perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement and do not require future performance by ITUS.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, and when all other revenue recognition criteria have been met.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Display Technology Development and License Fees

We assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting.  Under the AUO License Agreements, we received initial development and license fees of $3 million, of aggregate development and license fees of up to $10 million.  The additional $7 million in development and license fees were to be payable upon completion of certain conditions for the respective technologies.  We determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology.  Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial development and license fees over the estimated periods that we expected to complete the conditions for the respective technologies. Each of the license agreements also provided for the basis for royalty payments on future production, if any, by AUO to the Company, which we have determined represent separate units of accounting.  We did not recognize any portion of the $7 million of additional development and license fees or any royalty income under the AUO License Agreements. Development and license fee payments received from AUO which are in excess of the amounts recognized as revenue (approximately $1,187,000 as of October 31, 2013) are recorded as non-refundable deferred revenue on the October 31, 2013 consolidated balance sheet.

As a result of the AUO/E Ink Lawsuit described above we did not record any display technology development and license fee revenue during the period from the fourth quarter of fiscal 2012 through the second quarter of this fiscal year due to uncertainty as to our remaining performance obligations, if any.  Based on our assessment performed for the third quarter of fiscal 2014, we determined that we have no further performance obligations under the AUO License Agreements and accordingly we recognized display technology development and license fee revenue of approximately $1,187,000, representing the balance of the initial $3 million payment received from AUO.

On December 29, 2014, we settled our lawsuit against AUO and received gross proceeds of $9 million (Note 2).

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2014:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$155,964	$-	$-	$155,964
Certificates of deposit - Short term investments	$-	2,500,000	-	2,500,000
Total financial assets	$155,964	$2,500,000	$-	$2,655,964

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2013:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$303,670	$-	$-	$303,670
Videocon Industries Limited global depository receipts	4,197,341	-	-	4,197,341
Total financial assets	$4,501,011	$-	$-	$4,501,011

The following table presents the hierarchy for our financial liabilities measured at fair value on the transaction date and then amortized, as of October 31, 2014:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	-	-	3,236,281	3,236,281

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of October 31, 2013:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$540,000	$540,000

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the two years ended October 31, 2014
Derivative liability:
Balance October 31, 2012	$-
Fair value of bifurcated conversion feature issued	1,180,000
Change in value of bifurcated conversion feature	(475,189)
Reduction of bifurcated conversion feature upon conversion of debentures	(164,811)
Balance October 31, 2013	540,000

Fair value of bifurcated conversion feature issued	1,570,000
Change in value of bifurcated conversion feature	592,945
Reduction of bifurcated conversion feature upon conversion of debentures	(2,702,945)
Balance October 31, 2014	$-

Patent acquisition obligation:
Balance October 31, 2013	$-
Initial fair value, discounted to present value	2,850,511
Amortized interest on patent obligation	385,770
Balance October 31, 2014	$3,236,281

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Short-term Investments

            At October 31, 2014, we had certificates of deposit with maturities greater than 90 days when acquired of $2,500,000 that were classified as short-term investments and reported at fair value.   At October 31, 2013, we did not have any short-term investments.

Patents

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  Patent acquisition costs capitalized during the years ended October 31, 2014 and 2013, was approximately $3,036,000 and $-0-, respectively.  We recorded patent amortization expense of approximately $314,000 and $-0- during the years ended October 31, 2014 and 2013, respectively.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            The conversion features of the convertible debentures issued in January 2013 and November 2013 qualified as an embedded derivative instruments and were bifurcated from the host convertible debentures. Accordingly, these instruments have been classified as a derivative liabilities in the accompanying consolidated balance sheet.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service based options and performance based options on the date of grant, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock exceeds two separate price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  With respect to performance based awards, compensation expense is recognized when the performance target is deemed probable.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $2,128,000 and $2,693,000, during the years ended October 31, 2014 and 2013, respectively.

Included in stock-based compensation cost for employees and directors during the years ended October 31, 2014 and 2013 was approximately $1,426,000 and $2,314,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of October 31, 2014, there was unrecognized compensation cost related to non-vested stock options granted to employees and directors, related to service based options of approximately $2,482,000 which will be recognized over a weighted-average period of 1.6 years and related to performance based options of approximately $647,000, which will be recognized when achievement is considered probable.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recorded consulting expense, related to stock options granted to consultants, during the years ended October 31, 2014 and 2013 of approximately $1,022,000 and $1,105,000, respectively. Stock-based consulting expense for the years ended October 31, 2014 and 2013 includes approximately $964,000 and $1,105,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but vested in the current period. As of October 31, 2014, there was unrecognized consulting expense related to non-vested stock options granted to consultants, related to service based options of approximately $964,000, which will be recognized over a weighted-average period of 1.1 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving performance targets. To determine the weighted average fair value of stock options on the date of grant, employees and directors are included in a single group.  The fair value of stock options granted to consultants is determined on an individual basis.  The stock options we granted during the year ended October 31, 2014 consisted of awards with 10-year terms that vest over one year, options with 10-year terms that vest over 36 months, options with 5-year terms which vest immediately and options with 10-year terms which vest upon achievement of performance milestones.  The stock options we granted during the year ended October 31, 2013 consisted of awards of options with 5-year terms, which vest over one year and options with 10-year terms which vest in three annual installments commencing on the date of grant or over a nine month period.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the years ended October 31, 2014 and 2013

	For the Year Ended October 31,

	2014	2013
Weighted average fair value at grant date	$ 0.23	$ 0.17
Valuation assumptions:
Expected life ( years)	5.80	5.26
Expected volatility	115.3%	116.5%
Risk-free interest rate	1.82%	.73%
Expected dividend yield	0	0

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.  We use the simplified method to determine expected term.  The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations and the change in terms from historical options which vested immediately to terms including vesting periods of up to three years.  Under the Black-Scholes pricing model, we estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the options.  We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants.  We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

Under ASC 718, the amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest.  Accordingly, if deemed necessary, we reduce the fair value of the stock option awards for expected forfeitures, which are forfeitures of the unvested portion of surrendered options.  Based on our historical experience and future expectations, we have not reduced the amount of stock-based compensation expenses for anticipated forfeitures.

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

Net Loss Per Share of Common Stock

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2014 and 2013, were options to purchase 75,063,770 and 63,122,845 shares, respectively, warrants to purchase 26,123,281 shares and 9,878,759 shares, respectively, preferred stock convertible into18,498,943 shares and -0- shares and debentures convertible into -0- shares and 9,604,820 shares, respectively.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effect of Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued Accounting Standards Update 2014-12 (“ASU 2014-12”), Compensation – Stock Compensation.  This amendment requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. Adoption of this standard is required for annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact ASU 2014-12 will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), this amendment requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods beginning after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. Early adoption is permitted. We are currently evaluating the impact ASU 2014-15 will have on our consolidated financial statements and related disclosures.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk are cash equivalents, short-term investments and accounts receivable.  Cash equivalents are primarily highly rated money market funds. Short-term investments are certificates of deposit within federally insured limits. Management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur.

Four licensees individually accounted for 22%, 16%, 14% and 10%, respectively, of revenues from patent assertion activities. One licensee accounted for 90% of revenue during fiscal year 2013. Fifteen licensees accounted for 100% of accounts receivable at October 31, 2014 and one licensee accounted for 100% of accounts receivable at October 31, 2013.

4.         INVESTMENTS

Short-term Investments

At October 31, 2014 and October 31, 2013, we had of certificates of deposit totaling $2,500,000 and $-0-, respectively.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 320 “Investments-Debt and Equity Securities” (“ASC 320”) and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the carrying cost of the investment, an other than temporary impairment should be recorded.  At each reporting period we assess our investment in Videocon to determine if a decline that is other than temporary has occurred.  In evaluating our investment in Videocon at October 31, 2013, we determined that based on both the duration and the continuing magnitude of the market price decline compared to the carrying cost basis of approximately $5,382,000, and the uncertainty of its recovery, a write-down of the investment of approximately $1,185,000 should be recorded as of October 31, 2013, and a new cost basis of approximately $4,197,000 should be established.  On August 29, 2014, we exchanged the Videocon GDRs for 20,000,000 shares of our common stock, see Note 1 “Business and Funding – Description of Business – Unwinding of Business Relationship and Interest with Videocon”.  The investment was written down by approximately $63,000 to its fair value of approximately $4,135,000 prior to the disposition on August 29, 2014.  As of October 31, 2014, we have recorded other than temporary impairments in our investment in Videocon GDRs of approximately $12,065,000.

The fair value of the Videocon GDRs on the date of disposition, reversal of unrealized loss and the other than temporary impairment for the years ended October 31, 2014 and 2013 are as follows:

Investment in Videocon
Fair Value as of October 31, 2012	$4,728,367
Reversal of unrealized loss as of October 31,2012	653,684
Other than temporary impairment	(1,184,710)
Fair Value as of October 31, 2013	4,197,341
Other than temporary impairment	(62,825)
Fair value of Videocon GDRs on date of disposition	(4,134,516)
Fair Value as of October 31, 2014	$-0-

Investment in ZQX Advisors, LLC

In August 2009, we entered into an Engagement Agreement with ZQX Advisors, LLC (“ZQX”) to assist us in seeking business opportunities and licenses for our electrophoretic display technology.  Concurrently with entering into the Engagement Agreement, we acquired a 19.5% ownership interest in ZQX.  On January 21, 2013, we terminated the Engagement Agreement with ZQX, but currently retain our 19.5% interest in ZQX. We have classified our interest in ZQX of approximately $48,000 as a reduction of additional paid-in capital within shareholders’ deficiency since this investment in ZQX consists entirely of our equity securities.  During the year ended October 31, 2013, we received approximately $24,000 representing our share of the proceeds from the sale of our common stock by ZQX.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consist of the following as of:

	October 31,
	2014	2013
Accounts payable	$540,179	$527,208
Payroll and related expenses	372,753	345,484
Accrued litigation expense, consulting and other professional fees	320,493	248,730
Accrued other	16,001	155,048
	$1,249,426	$1,276,470

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company calculated the fair value of the Convertible Debenture Warrant issued on January 25, 2013 using the Black-Scholes option pricing model with the following assumptions:

As of January 25, 2013

Stock price on valuation date	$0.21
Exercise price	$0.30
Stock premium for liquidity	38%
Term (years)	3.00
Warrant exercise trigger price	41%
Expected volatility	95%
Weighted average risk-free interest rate	0.4%
Number of warrants	5,882,745
Aggregate fair value	$370 ,000

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined the fair value of the Convertible Debenture due January 2015 by preparing an analysis of discounted cash flows, using a discount rate of 18.6%, which the Company deemed appropriate given the Company’s current risk scenarios.

In connection with the Convertible Debenture due January 2015, the Company provided compensation to the placement agent consisting of a cash fee of $41,400 and a warrant for the purchase of 276,014 shares of the Company’s common stock (“Placement Agent Warrant”).  The terms of the Placement Agent Warrant are identical to the terms of the Convertible Debenture Warrant, and using Black-Scholes, upon issuance, was determined to have a fair value of $17,360. Assumptions for the valuation of the Placement Agent Warrant were identical to those provided above for the Convertible Debenture Warrant.  In addition, issuance costs included legal fees of approximately $25,000.

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

As of October 31, 2013, the Company determined the fair value of the derivative liability to be $540,000, and accordingly, during the year ended October 31, 2013, the Company recorded a gain on the change in the fair value of the derivative liability of approximately $475,000.  As of October 31, 2014, the Company determined the fair value of the derivative liability to be $-0-, as the full value of the Convertible Debenture due January 2015 was converted and/or repaid in full during the year ended October 31, 2014 and accordingly, during the year ended October 31, 2014, the Company recorded a loss on the change in the fair value of the derivative of approximately $1,131,000.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of October 31, 2013

Stock price on valuation date	$0.195
Conversion price	0.15
Stock premium for liquidity	42%
Term (years)	1.25
Expected volatility	115%
Weighted average risk-free interest rate	0.3%
Trials	100,000
Aggregate fair value	$540,000

 The fair value of the derivative liability associated with the conversions and repayments of the Convertible Debenture due January 2015 was approximately $1,671,000 immediately prior to the conversions and repayments.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2014

Stock price used for valuation	$0.34
6,667 shares issued per $1,000 face value
Aggregate intrinsic value of the $1,150,000 of principal outstanding on April 30, 2014, immediately prior to conversion and repayment	$1,456,797

The amortization of debt discount related to the Convertible Debenture due January 2015 was approximately $233,000 and $273,000, for the years ended October 31, 2014 and 2013, respectively.

            During the year ended October 31, 2013, holders of $325,000 and $5,878 of principal and interest, respectively, of the Convertible Debenture due January 2015, converted their holdings into an aggregate of 2,166,775 and 20,125 shares of Common Stock.  During the year ended October 31, 2014, holders of $1,240,000 and $9,000 of principal and interest, respectively, of the Convertible Debenture due January 2015, converted their holdings into an aggregate of 8,267,080 and 29,633 shares of common stock and holders of $200,000 of principal of the Convertible Debenture due January 2015 consented to prepayment (without conversion) of obligations to them under the instrument’s prepayment provisions. During the years ended October 31, 2014 and 2013, in connection with these conversions and prepayments, the Company recorded losses on extinguishment of debt in the amounts of $482,915 and $343,517, respectively.  These losses represent the excess of the fair value of Common Stock on the date of conversion over the net book value of the debt on the date of conversion.  Since the conversion feature on the Convertible Debenture due January 2015 was determined to be a derivative liability, the net book value includes both the value of the debt, net of discount, and the portion of the derivative liability related to its conversion feature.

The loss on extinguishment of debt was calculated as follows:

	Year Ended October 31, 2014	Year Ended October 31, 2013

Face value of debt converted	$1,440,000	$325,000
Less: discount	(658,232)	(229,964)
Plus: fair value of derivative liability	1,670,704	164,811
Net book value of debt converted	$2,452,472	$259,847
Fair value of common stock issued	2,935,387	603,364
Loss on extinguishment of debt	$(482,915)	$(343,517)

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debenture due November 2016

 In November 2013, the Company received aggregate gross proceeds of $3,500,000 from the issuance of 6% convertible debentures due November 11, 2016 (“Convertible Debenture due November 2016”). The debentures paid interest annually and were convertible into shares of our common stock at a conversion price of $0.1892 per share on or before November 11, 2016.  The embedded conversion feature had certain weighted average anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $0.142 per share.  The Company had the option to pay any interest on the debentures in common stock based on 90% of the volume weighted average closing sales price of our common stock for the 30 trading days immediately preceding the interest payment date.  In conjunction with the issuance of the debentures, the Company issued warrants (the “Convertible Debenture Warrant”) to purchase 9,249,472 shares of its common stock.  Each warrant granted the holder the right to purchase one share of the Company’s common stock at an initial fixed purchase price of $0.3784 per share (see discussion below of amendment to warrant exercise price) on or before November 11, 2016.  The Convertible Debenture Warrant may be exercised on a cashless basis only if there is not an effective registration statement covering such shares.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with this conversion, the Company recorded a loss on conversion/exchange of approximately $2,216,000, as summarized below. This loss represents the excess of the fair value of the common stock issued, net of the shares of common stock exchanged for the issuance of 3,500 shares of Series A Convertible Preferred Stock, plus the fair value of the Series A Convertible Preferred Stock, on the date of the conversion, over the net book value of the debt on the date of conversion. Since the conversion feature on the Convertible Debenture due November 2016 was determined to be a derivative liability, the net book value includes the value of the debt, net of debt discount and deferred issuance costs, plus accrued interest and the derivative liability related to the conversion feature (after being marked to market) on the conversion date, and the change in the fair value of the warrant on the date of the conversion. Because the conversion rate of the Series A Convertible Preferred Stock of $ 0.1892 per share was less than the Company's closing stock price on the date of this transaction, the Company determined that the Series A Convertible Preferred Stock contained a beneficial conversion feature. The beneficial conversion feature was recorded in additional paid- in-capital as a result of the Company's accumulated deficit.

The loss on extinguishment of debt was determined as follows:

Securities extinguished:
Face value of convertible debenture converted	$3,500,000
Less: debt discount	(1,684,801)
Less: deferred issuance costs	(7,739)
Plus: accrued interest	173,833
Plus: fair value of derivative liability	1,032,241
Plus: fair value of warrant exchanged in connection with the conversion	805,000
Net book value of converted debenture, accrued interest, derivative liability and warrant exchanged	3,818,534

Securities issued in conversion/exchange:
Fair value of 2,520,000 shares of common stock issued, net (18,498,943 shares of Conversion Common Stock issued, less 15,978,943 shares exchanged for 3,500 shares of Series A Convertible Preferred Stock)	617,400
Fair value of 3,500 shares of Series A Convertible Preferred Stock (based on a stated value per share of $1,000 and a conversion rate of $0.1892)	4,532,241
Fair value of warrant issued September 9, 2014	885,000
Subtotal of securities issued in conversion/exchange	6,034,641
(Loss) on conversion/exchange	$(2,216,107)

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 9, 2014

Stock price used for valuation	$0.245
5,285 shares issued per $1,000 of face value
Aggregate gross intrinsic value of the $3,500,000 of principal outstanding on September 8, 2014, immediately prior to conversion	4,532,241
Less the face value of the convertible debenture	(3,500,000)
Intrinsic value of the derivative conversion feature	$1,032,241

The derivative liability related to the embedded conversion feature was revalued at each reporting period as well as on the date of all conversions. The value of the derivative liability associated with the conversion of the Convertible Debenture due November 2016 during the year ended October 31, 2014 was approximately $1,032,000. As of October 31, 2014, the Company determined the fair value of the derivative liability to be $-0-, as the full value of the Convertible Debenture due November 2016 was converted in full during the year ended October 31, 2014. During the year ended October 31, 2014 and 2013, the Company recorded losses on the change in fair value of the derivative liability of approximately $538,000 and $0, respectively.

The Company calculated the fair value of the embedded conversion feature of the Convertible Debenture due November 2016 using a Monte Carlo simulation. The significant unobservable inputs used in the fair value measurement of the reporting entity’s embedded conversion feature are expected stock prices, levels of trading and liquidity of the Company stock, probability of default of the host instrument, and loss severity in the event of such default. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

The amortization of debt discount related to the Convertible Debenture due November 2016 for the years ended October 31, 2014 and 2013 was approximately $401,000 and $0, respectively.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         SHAREHOLDERS’ EQUITY

Common Stock

In November 2012, our shareholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of common stock from 240,000,000 to 300,000,000, and in October 2013, our shareholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of common stock from 300,000,000 to 600,000,000.

Common Stock Issuances

We account for stock awards granted to consultants based on their grant date fair value.  During the years ended October 31, 2014 and 2013, we issued 310,000 shares and 1,345,000 shares, respectively, of common stock to consultants for services rendered, including pursuant to the 2010 Share Plan.  We recorded consulting expense for the years ended October 31, 2014 and 2013 of approximately $85,000 and $305,000, respectively, for shares of common stock issued to consultants.

Stock Option Plans

As of October 31, 2014, we have two stock option plans: the 2003 Share Plan and the 2010 Share Plan which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the 2003 Share Plan for the two years ended October 31, 2014 is as follows:

		Current Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2012	16,350,045	$0.72
Exercised	(130,000)	$0.18
Forfeited	(581,200)	$0.74

Options Outstanding and Exercisable at October 31, 2013	15,638,845	$0.72
Exercised	(435,000)	$0.145
Forfeited	(2,854,075)	$0.79
Options Outstanding and Exercisable at October 31, 2014	12,349,770	$0.72	$72,000

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of October 31, 2014:

		Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding

$0.07 - $0.37	1,275,000	3.00	$0.15
$0.43 - $0.70	4,624,770	1.20	$0.62
$0.74 - $0.92	5,450,000	2.10	$0.86
$1.04 - $1.46	1,000,000	2.80	$1.17

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares, on August 29, 2012, the maximum number of shares was further increased to 30,000,000 shares.  On November 8, 2013, the Board of Directors approved an amendment to provide that effective November 8, 2013, the maximum aggregate number of shares available for issuance will be 20,000,000 shares and that on the first business day in 2014 and on the first business day of each calendar year thereafter the maximum aggregate number of shares available for issuance shall be replenished such that 20,000,000 shares will be available for issuance. Accordingly, during the nine months ended July 31, 2014, the number of shares in the 2010 Share Plan was increased by 25,634,980 shares to 55,634,980 shares.  In addition, on November 8, 2013, the 2010 Share Plan was amended to provide that on January 2nd of each year commencing on January 2, 2014, each non-employee director of the Company at that time shall automatically be granted a 10 year stock option to purchase 300,000 shares of common stock (400,000 for the Chairman) that will vest in four equal quarterly installments. The 2010 Share Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of October 31, 2014, the 2010 Share Plan had 11,400,000 shares available for future grants.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the 2010 Share Plan as of October 31, 2014 is as follows:

		Weighted Average Exercise Price Per Share
	Shares		Aggregate Intrinsic Value

Options Outstanding at October 31, 2012	2,820,000	$0.25
Granted	180,000	$0.20
Exercised	(16,000)	$0.16
Options Outstanding at October 31, 2013	2,984,000	$0.245
Granted	15,310,000	$0.23
Exercised	(80,000)	$0.16
Options Outstanding at October 31, 2014	18,214,000	$0.23	$25,910
Options Exercisable at October 31, 2014	6,543,445	$0.23	$23,410

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2014:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life (in years)
Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.12 - $0.37	18,214,000	8.55	$0.23	6,543,445	7.04	$0.23

`

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, in September 2012, the Board of Directors approved the grant of stock options to purchase 41,500,000 shares and, during the year ended October 31, 2013, the Board of Directors approved the grant of stock options to purchase 3,000,000 shares.

Of the stock options granted in September 2012, nonqualified options to purchase 40,000,000 shares were issued to our new executive team, consisting of 16,000,000 stock options issued to our new President and Chief Executive Officer, 8,000,000 stock options issued to our new Senior Vice President of Engineering and 16,000,000 stock options issued to a new strategic advisor to the Company who is also a Director.  These stock options have an exercise price of $0.2175 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board of Directors) and have a term of ten years.  Half of these stock options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the grantees are terminated by the Company without cause, an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable. The balance of the stock options will vest in three equal installments upon achievement of a cash milestone, which was satisfied in the fourth quarter of fiscal 2013, and two stock price targets, which were not achieved in fiscal 2013.  In November 2013, in light of the cost and expense of revaluing the unvested portion of the performance-based stock options on a quarterly basis for financial reporting purposes, the Board of Directors approved an amendment to the performance-based stock options awarded on September 19, 2012 to the President and Chief Executive Officer, Senior Vice President of Engineering and the strategic advisor. The amendment modifies the option award’s vesting conditions to provide that the unvested portion of the stock options vest in 23 consecutive monthly installments commencing November 30, 2013.  The fair value of these options was recalculated to reflect the change to service based options as of November 8, 2013 and the unrecognized compensation amount was adjusted to reflect the increase in fair value.  As of October 31, 2014, the outstanding options to purchase 40,000,000 shares had an intrinsic value of $-0-.  As of October 31, 2014, 27,512,077 of these stock options were exercisable with an aggregate intrinsic value of approximately $-0-.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining nonqualified  stock options granted in September 2012 to purchase 1,500,000 shares consisted of grants of 750,000 stock options to our Chairman in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a director, and 750,000 stock options to a director in compensation for his service in recruiting the Company’s new management team.  These stock options have an exercise price of $0.2225 (the average of the high and low sales price on September 21, 2012) and an intrinsic value as of October 31, 2014 of approximately    $-0-.  The options vest in 3 equal annual installments of 250,000 commencing on September 21, 2012 and have a term of ten years.   As of October 31, 2014, 1,500,000 options were exercisable with an aggregate intrinsic value of approximately $-0-.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

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

As of October 31, 2014, the options to purchase 3,000,000 shares had an intrinsic value of approximately $5,000 and the portion exercisable of 2,333,334 shares had an intrinsic value of approximately $5,000.  These options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the above stock options outstanding that were not granted under the 2003 Share Plan or the 2010 Share Plan as of October 31, 2014:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life (in years)
Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.195-$0.235	44,500,000	7.91	$0.22	31,345,411	7.91	$0.22

Preferred Stock

In May 1986, our shareholders authorized 500,000 shares of preferred stock with a par value of $100 per share.  The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors.  As of October 31, 2014 and 2013, there was no preferred stock issued and outstanding.

Series A Convertible Preferred Stock

On September 9, 2014, the Company designated 3,500 shares of the preferred stock as Series A Convertible Preferred Stock, par value $100 per share, in accordance with the Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on September 9, 2014 (the “Series A Convertible Preferred Stock”).  On September 9, 2014, 3,500 shares of Series A Convertible Preferred Stock were issued in connection with the conversion of the Convertible Debenture due November 2016, as discussed further, in Note 6, “Convertible Debentures” herein.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting for the Series A Convertible Preferred Stock

The Company determined that the economic characteristics and risks of the conversion feature and the preferred stock instrument were clearly and closely related as equity instruments and accordingly, the conversion feature would not require separate accounting.  In addition, the redemption feature is contingent upon Series A Convertible Preferred Stock not being converted into common stock and upon the holders delivering a redemption notice to the Company.  Further, the redemption purchase price may only be paid from the proceeds of a subsequent sale of equity securities. Accordingly, the Series A Convertible Preferred Stock was accounted for as an equity instrument. Further, because the conversion rate of the Series A Convertible Preferred Stock of $ 0.1892 per share was less than the Company's closing stock price on the date of this transaction, the Company determined that the Series A Convertible Preferred Stock contained a beneficial conversion feature. The beneficial conversion feature was recorded in additional paid- in-capital as a result of the Company's accumulated deficit.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.         COMMITMENTS AND CONTINGENCIES

Patent Acquisition Obligations

As of October 31, 2014, we have incurred obligations due no later than November 2017 related to the acquisition of patents, which have a discounted present value of approximately $3,236,000, and which amount will be reduced by royalties paid during the period.  The payment due in November 2017 is payable at the option of the Company in cash or common stock.

Leases

We lease approximately 3,000 square feet of office space in Los Angeles, California pursuant to a lease that expires March 30, 2016.  We also lease approximately 3,000 square feet of office space in Melville, New York pursuant to a lease that expires January 31, 2015. As of October 31, 2014 our non-cancelable operating lease commitments for the years ending October 31, 2015 and 2016 were approximately $135,000 and $44,000, respectively.  Rent expense for the years ended October 31, 2014 and 2013, was approximately $109,000 and $360,000, respectively.

Litigation Matters

On December 29, 2014, we settled our lawsuit against AUO which had been filed on January 28, 2013. For a more detailed description of the settlement with AUO see Note 2, “Subsequent Event – AUO Lawsuit and Settlement”.

Other than suits we bring to enforce our patent rights, which are an integral part of our business plan, we are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.         INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2014	2013
Federal:
Current	$-	$-
Deferred	(1,606,000)	(2,489,000)
State:
Current	-	-
Deferred	(1,000)	3,000
Adjustment to valuation allowance related to net deferred tax assets	1,607,000	2,486,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2014 and 2013, are as follows:

	2014	2013
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$26,669,000	$25,689,000
Deferred Compensation	4,517,000	3,484,000
Deferred Revenue	-	404,000
Other	298,000	300,000
Subtotal	31,484,000	29,877,000

Less: valuation allowance	(31,484,000)	(29,877,000)
Deferred tax asset, net	$-	$-

As of October 31, 2014, we had tax net operating loss and tax credit carryforwards of approximately $77,159,000 and $1,110,000, respectively, available, within statutory limits (expiring at various dates between 2015 and 2034), to offset any future regular Federal corporate taxable income and taxes payable.  If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital.  Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of October 31, 2014, management has not determined the extent of any such limitations, if any.

We had tax net operating loss and tax credit carryforwards of approximately $76,999,000 and $11,000, respectively, as of October 31, 2014, available, within statutory limits (expiring at various dates between 2015 and 2034), to offset future New York State corporate taxable income and taxes payable, if any, under certain computations of such taxes.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended October 31,
	2014		2013
Income tax benefit at U.S.
Federal statutory income Tax rate	$(3,266,00)	(34.00%)	$(3,427,000)	(34.00%)
State income taxes	(6,000)	(.06%)	(6,000)	(.06%)
Permanent differences	1,529,000	15.92%	294,000	2.92%
Expiring net operating losses, credits and other	115,000	1.19%	250,000	2.48%
Foreign rate difference on impairment	21,000.22%		403,000	4.00%
Change in valuation allowance	1,607,000	16.73%	2,486,000	24.66%
Income tax provision	$-	0%	$-	0%

During the two fiscal years ended October 31, 2014, we incurred no Federal and no State income taxes. We have no unrecognized tax benefits as of October 31, 2014 and 2013 and we account for interest and penalties related to income tax matters in marketing, general and administrative expenses.  Tax years to which our net operating losses relate remain open to examination by Federal authorities and other jurisdictions to the extent which the net operating losses have yet to be utilized.