Form 10-K/A
period 2014-10-31
ITUS Corp
filed 2015-01-29
CIK 715446

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
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of ITUS Corporation (“we”, “our” or the “Company”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (the “10-K”), which was originally filed with the Securities and Exchange Commission (“SEC”) on January 29, 2015, in order to include as Exhibit 23.1 the consent of our independent auditors to incorporate by reference our 10-K into certain of our registration statements of Form S-8. No other changes have been made to the 10-K.

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

10.21	Debt Conversion Agreement, dated September 9, 2014, between the Company and Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.21 to our Form S-1 dated December 8, 2014.)
10.22	Warrant issued to Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.22 to our Form S-1 dated December 8, 2014.)
21	Subsidiaries of ITUS Corporation. (Previously submitted with our Form 10-K dated January 29, 2015.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2015. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2015. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2015. (Filed herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2015. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

By:  /s/ Robert A. Berman

Robert Berman
President and

January 29, 2015

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

January 29, 2015

and Accounting Officer)

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

10.21	Debt Conversion Agreement, dated September 9, 2014, between the Company and Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.21 to our Form S-1 dated December 8, 2014.)
10.22	Warrant issued to Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.22 to our Form S-1 dated December 8, 2014.)
21	Subsidiaries of ITUS Corporation. (Previously submitted with our Form 10-K dated January 29, 2015.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2015. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 29, 2015. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2015. (Filed herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 29, 2015. (Filed herewith.)