Form 10-Q
period 2015-01-31
ITUS Corp
filed 2015-03-09
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

Commission filenumber0-11254

ITUS Corporation

(Exact name of registrant as specified in its charter)

Delaware	11-2622630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 Wilshire Boulevard, Suite 1275
Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

(310) 484-5200

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ____    No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On March 4, 2015, the registrant had outstanding 219,732,190 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31,	October 31,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$7,809,564	$3,361,246
Short-term investments in certificates of deposit	2,650,000	2,500,000
Accounts receivable	45,000	400,000
Prepaid expenses and other current assets	66,499	60,577
Total current assets	10,571,063	6,321,823

Patents, net of accumulated amortization of $395,777 and 314,453, respectively	2,640,334	2,721,658
Property and equipment, net of accumulated depreciation of $2,123 and $48,842 respectively	58,995	11,875
Total assets	$13,270,392	$9,055,356

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,401,645	$1,249,426
Royalties and contingent legal fees payable	265,708	560,076
Total current liabilities	1,667,353	1,809,502

Patent acquisition obligation	3,345,467	3,236,281
Total liabilities	5,012,820	5,045,783

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, par value $100 per share; 500,000 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 3,500 shares issued and outstanding, respectively	350,000	350,000
Common stock, par value $.01 per share; 600,000,000 shares authorized; 219,712,190 and 219,692,190 shares issued and outstanding, respectively	2,197,122	2,196,922
Additional paid-in capital	146,727,952	146,232,373
Accumulated deficit	(141,017,502)	(144,769,722)
Total shareholders’ equity	8,257,572	4,009,573
Total liabilities and shareholders’ equity	$13,270,392	$9,055,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended
	January 31,
	2015	2014
Revenue:
Revenue from patent assertion activities	$135,000	$-
Settlement with AU OptronicsCorporation	9,000,000	-
Total revenue	9,135,000	-

Operating costs and expenses:
Inventor royalties and contingent legal fees	88,877	-
Litigation and licensing expense	3,334,702	33,198
Amortization of patents	81,324	70,481
Marketing, general and administrative expenses (including non-cash stock option compensation expenses of $491,779 and $720,638, respectively	1,773,368	1,861,064
Total operating costs and expenses	5,278,271	1,964,743

Income (loss) from operations	3,856,729	(1,964,743)

Change in value of derivative liabilities	-	(1,320,000)

Interest expense	(109,186)	(378,665)

Dividend income	-	47,568

Interest income	4,677	1,412

Income (loss) before income taxes	3,752,220	(3,614,428)

Provision for income taxes	-	-
Net income (loss)	$3,752,220	(3,614,428)

Other comprehensive income (loss):
Unrealized (loss) on investment in Videocon Industries Limited global depository receipts	-	(210,914)
Total comprehensive income (loss)	$3,752,220	$(3,825,342)

Net income (loss) per common share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

Weighted average common shares outstanding:
Basic	219,709,364	210,232,227
Diluted	231,288,373	210,232,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2015 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance, October 31, 2014	3,500	$350,000	219,692,190	$2,196,922	$146,232,373	$(144,769,722)	$4,009,573

Stock option compensation to employees and consultants	-	-	-	-	491,779	-	491,779
Common stock issued to consultants	-	-	20,000	200	3,800	-	4,000
Net income	-	-	-	-	-	3,752,220	3,752,220
Balance, January 31, 2015	3,500	$350,000	219,712,190	$2,197,122	$146,727,952	$(141,017,502)	$8,257,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	January 31,
	2015	2014

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$3,752,220	$(3,614,428)
Stock option compensation to employees and consultants	491,779	720,638
Common stock issued to consultants	4,000	28,348
Common stock issued to pay interest on convertible debentures	-	28,800
Amortization of patents	81,324	70,481
Amortized interest on patent acquisition obligations to interest expense	109,186	86,466
Amortization of convertible debenture discount to interest expense	-	217,316
Change in value of derivative liabilities	-	1,320,000
Other	7,656	(2,096)
Change in operating assets and liabilities:
Accounts receivable	355,000	175,000
Prepaid expenses and other current assets	(5,922)	19,347
Accounts payable and accrued expenses	152,219	(60,045)
Royalties and contingent legal fees payable	(294,368)	(161,858)
Net cash provided by (used in) operating activities	4,653,094	(1,172,031)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(650,000)	(2,700,000)
Proceeds from sales of short-term investments in certificates of deposit	500,000	250,000
Payments for purchases of property and equipment	(54,776)	-
Net cash (used in) investing activities	(204,776)	(2,450,000)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	-	3,500,000
Net cash provided by financing activities	-	3,500,000

Net increase (decrease) in cash and cash equivalents	4,448,318	(122,031)
Cash and cash equivalents at beginning of period	3,361,246	898,172
Cash and cash equivalents at end of period	$7,809,564	$776,141

Supplemental disclosure of financing activities:
Fair value of debenture embedded conversion feature at date of issuance	$-	$1,570,000
Relative fair value of warrants issued with convertible debentures	$-	$513,122

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

On December 29, 2014, the Company and AU Optronics Corporation (“AUO”) entered into a Settlement Agreement and a Patent Assignment Agreement pursuant to which the Company received an aggregate of $9,000,000 from AUO (the “AUO Settlement”).  The agreements were entered into to resolve a lawsuit filed by the Company against AUO in January of 2013, relating to joint development projects in connection with the Company’s ePaper® Electrophoretic Display, and Nano Field Emission Display (“nFED”) technologies.  As part of the AUO Settlement, the Company terminated AUO’s license to the Company’s patented Nano Field Emissions Display technology and assigned to AUO the Company’s ePaper® Electrophoretic Display patent portfolio. A more detailed description of the AUO lawsuit and settlement can be found in Note 2 “AUO Lawsuit and Settlement” below.

As a result of the AUO Settlement, the Company’s Nano Field Emissions Display technology is now unencumbered and ready for continued development.

The Company’s business model is to generate revenue from the development and licensing of patented technologies. In certain instances, the Company may seek to collect royalties from the unauthorized manufacture, sale, and use of patented products and services.  We currently own or control 8 patented technologies including: (i) Encrypted Cellular Communication; (ii) Internet Telephonic Gateway; (iii) J-Channel Window Frame Construction; (iv) Key Based Web Conferencing Encryption; (v) Micro Electro Mechanical Systems Display; (vi) Nano Field Emission Display; (vii) VPN Multicast Communications; and (viii) Enhanced Auction Technologies.

Funding and Management’s Plans

Cash Provided by Operating Activities

During the three months ended January 31, 2015, cash generated in operating activities was approximately $4,653,000.  Cash used in investing activities was approximately $205,000, which resulted from the purchase of certificates of deposit totaling $650,000 and the purchase of property and equipment of approximately $55,000, which was partially offset by the proceeds on maturity of certificates of deposit totaling $500,000.  We did not have any financing activities during the three months ended January 31, 2015.  As a result, our cash, cash equivalents, and short-term investments at January 31, 2015 increased approximately $4,599,000 to approximately $10,460,000 from approximately $5,861,000 at the end of fiscal year 2014.

Based on currently available information as of March 9, 2015, we believe that our existing cash, cash equivalents, short-term investments, accounts receivable and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments, accounts receivable and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 31, 2014, as reported by us in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 29, 2015.  The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of January 31, 2015, and results of operations and cash flows for the interim periods represented.  The results of operations for the three months ended January 31, 2015 are not necessarily indicative of the results to be expected for the entire year.

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

Patents

Our only identifiable intangible assets are patents and patent rights. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  Patent acquisition costs capitalized during the three months ended January 31, 2015 and 2014, was approximately $-0- and $3,036,000, respectively. We recorded patent amortization expense of approximately $81,000 and $70,000 during the three months ended January 31, 2015 and 2014, respectively.

2.

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

The Agreements

Pursuant to the Settlement Agreement, AUO paid the Company $2,000,000 in U.S. currency, net of any Taiwanese withholding taxes. The Settlement Agreement further provides that:

·	the Company dismissed the AUO/E Ink Lawsuit and AUO/E Ink Arbitration, with prejudice;

·	the AUO License Agreements are terminated;

·	AUO gives up all rights to the nFED Technology;

·

for a period of two years, the Company agrees not to initiate (whether on its own or through a third party) any patent infringement lawsuits against AUO or its affiliates alleging infringement by AUO’s or AUO’s affiliates products or services, for patents owned or controlled by the Company as of the date of the Settlement Agreement. Any potential damages for patent infringement will toll uninterrupted during this two year period. The prohibition does not apply to patents acquired by the Company after the date of the Settlement Agreement; and

·

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

Pursuant to the Patent Assignment Agreement, AUO paid the Company $7,000,000 in U.S. currency, net of any Taiwanese withholding taxes in exchange for the Company’s ePaper® Electrophoretic Display patent portfolio for which AUO was previously the exclusive licensee, consisting of:

·	10 active U.S. patents and 1 U.S. pending patent application; and

·	103 expired and/or abandoned U.S. and foreign patents and/or patent applications.

In connection with the lawsuit and settlement, the Company incurred a total of approximately $3,604,000 of contingent legal fees and litigation costs, of which $3,500,000 was paid during the three months ended January 31, 2015.

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

We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $543,000 and $466,000, during the three months ended January 31, 2015 and 2014, respectively.  Stock-based compensation expense for the three months ended January 31, 2015 and 2014 includes approximately $513,000 and $383,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but vested in the current period. As of January 31, 2015, there was unrecognized compensation cost related to non-vested stock options granted to employees and directors related to service based options of approximately $1,396,000, which will be recognized over a weighted-average period of 1.7 years.

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

We recorded consulting expense, related to stock options granted to consultants, during the three months ended January 31, 2015 and 2014 of approximately $(51,000) and $255,000, respectively.  Stock-based consulting expense for the three months ended January 31, 2015 and 2014 includes approximately $(51,000) and $236,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but vested in the current period.  As of January 31, 2015, there was unrecognized consulting expense related to non-vested stock options granted to consultants, related to service based options of approximately $576,000, which will be recognized over a weighted-average period of .8 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving performance targets. To determine the weighted average fair value of stock options on the date of grant, employees and directors are included in a single group.  The fair value of stock options granted to consultants is determined on an individual basis. Stock options we granted during the three months ended January 31, 2015 consisted of awards exercisable for 10 years that vest over one year.  Stock options we granted during the three months ended January 31, 2014 consisted of awards exercisable for 10 years that vest over one year and awards exercisable for 10 years that vest over 36 months.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the three months ended January 31, 2015 and 2014.

	For the Three Months Ended January 31,
	2015	2014
Weighted average fair value at grant date	$0.09	$0.17
Valuation assumptions:
Expected life ( years)	5.30	5.69
Expected volatility	114.3%	115.4%
Risk-free interest rate	1.60%	1.76%
Expected dividend yield	0	0

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

Stock Option Activity

During the three months ended January 31, 2015 and 2014, we granted options to purchase 1,300,000 and 7,710,000 shares, respectively, of common stock at weighted average exercise prices of $0.112 and $0.20 per share, respectively, pursuant to the ITUS Corporation 2010 Share Incentive Plan (the "2010 Share Plan”).   No stock options were exercised during the three months ended January 31, 2015 and 2014.

Stock Option Plans

As of January 31, 2015, we have two stock option plans:  the ITUS Corporation 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013.  Information regarding the 2003 Share Plan for the three months ended January 31, 2015 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2014	12,349,770	$0.72
Forfeited	(80,000)	$0.74
Options Outstanding and exercisable at January 31, 2015	12,269,770	$0.72	$2,130

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of January 31, 2015:

		Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

Range of Exercise Prices	Number Outstanding

$0.07 - $0.37	1,275,000	2.73	$0.15
$0.43 - $0.70	4,624,770.94		$0.62
$0.74 - $0.92	5,370,000	1.87	$0.86
$1.04 - $1.46	1,000,000	2.55	$1.17

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares, on August 29, 2012, the maximum number of shares was further increased to 30,000,000 shares.  On November 8, 2013, the Board of Directors approved an amendment to provide that effective November 8, 2013, the maximum aggregate number of shares available for issuance will be 20,000,000 shares and that on the first business day in 2014 and on the first business day of each calendar year thereafter the maximum aggregate number of shares available for issuance shall be replenished such that 20,000,000 shares will be available for issuance. Accordingly, during the nine months ended July 31, 2014, the number of shares in the 2010 Share Plan was increased by 25,634,980 shares to 55,634,980 shares.  In addition, on November 8, 2013, the 2010 Share Plan was amended to provide that on January 2nd of each year commencing on January 2, 2014, each non-employee director of the Company at that time shall automatically be granted a 10 year stock option to purchase 300,000 shares of common stock (400,000 for the Chairman) that will vest in four equal quarterly installments. The 2010 Share Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of January 31, 2015, the 2010 Share Plan had 24,783,866 shares available for future grants.  Information regarding the 2010 Share Plan for the three months ended January 31, 2015 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2014	18,214,000	$0.23
Granted	1,300,000	$0.11
Forfeited	(6,083,866)	$0.26
Options Outstanding at January 31, 2015	13,430,134	$0.21	$-0-
Options Exercisable at January 31, 2015	7,942,356	$0.23	$-0-

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of January 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.12 - $0.37	13,430,134	7.64	$0.21	7,942,356	6.69	$0.23

          In addition to options granted under the 2003 Share Plan and the 2010 Share Plan the Board of Directors approved the grant of stock options to purchase 44,500,000 shares.  Information regarding stock options outstanding that were not granted under the 2003 Plan or the 2010 Plan for the three months ended January 31, 2015 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2014	44,500,000	$0.22
Options Outstanding at January 31, 2015	44,500,000	$0.22	$-0-
Options Exercisable at January 31, 2015	35,084,542	$0.22	$-0-

The following table summarizes information about the above stock options outstanding that were not granted under the 2003 Share Plan or the 2010 Share Plan as of January 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.195 - $0.235	44,500,000	7.66	$0.22	35,084,542	7.66	$0.22

On February 5, 2015, the Company decreased the option price for options to purchase 54,603,139 shares of common stock from the original exercise price to the closing price of the Company’s common stock on February 5, 2015 of $0.103 per share for nine employees and former employees and five directors.

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively. During the three months ended January 31, 2015 and 2014, we issued 20,000 shares and 90,000 shares, respectively, of common stock to consultants for services rendered pursuant to the 2010 Share Plan. We recorded consulting expense for the three months ended January 31 2015 and 2014 of approximately $4,000 and $28,000, respectively, for the shares of common stock issued to consultants.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2015:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$6,510,659	$-	$-	$6,510,659
Certificates of deposit - Short term investments	-	2,650,000	-	2,650,000
Total financial assets	$6,510,659	$2,650,000	$-	$9,160,659

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2014:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$155,964	$-	$-	$155,964
Certificates of deposit -Short term investments	-	2,500,000	-	2,500,000
Total financial assets	$2,655,964	$2,500,000	$-	$2,655,964

 The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of January 31, 2015:

	Level 1	Level 2	Level 3	Total
Patent acquisition obligation	$-	$-	$3,345,467	$3,345,467
	$-	$-	$3,345,467	$3,345,467

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of October 31, 2014:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$3,236,281	$3,236,281
	$-	$-	$3,236,281	$3,236,281

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Patent acquisition obligation
Balance October 31, 2013	$-
Initial fair value, discounted to present value	2,850,511
Amortized interest on patent obligation	385,770
Balance October 31, 2014	3,236,281
Amortized interest on patent obligation	109,186
Balance January 31, 2015	$3,345,467

Our non-financial assets that are measured at fair value on a non-recurring basis include our patents and property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximates their individual carrying amounts due to the short term nature of these measurements. These assets and liabilities were not presented in the preceding table.

5.  INVESTMENTS

At January 31, 2015 and October 31, 2014, we had marketable securities consisting of certificates of deposit of $2,650,000 and $2,500,000, respectively, which were classified as "available-for-sale securities" and reported at fair value.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consist of the following as of:

	January 31, 2015	October 31, 2014

Accounts payable	$577,607	$540,179
Payroll and related expenses	554,174	372,753
Accrued litigation expense, consulting and other professional fees	261,033	320,493
Accrued other	8,831	16,001
	$1,401,645	$1,249,426

7.    NET LOSS PER SHARE OF COMMON STOCK

In accordance with ASC 260, “Earnings Per Share”, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that any cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period.

Dilutive EPS for the three months ended January 31, 2015 excluded stock options to purchase 70,079,904 shares and warrants to purchase 26,123,281 shares because their effect would be antidilutive.  The following is a reconciliation between basic weighted average common shares outstanding and dilutive weighted average common shares outstanding for the three months ended January 31, 2015:

For the Three Months
Ended
January 31, 2015
Basic weighted average common shares outstanding	219,709,364
Effect of Series A convertible preferred stock	11,539,309
Effect of stock options	39,700
Dilutive weighted average common shares outstanding	231,288,373

Diluted EPS for the three months ended January 31, 2014 is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the three months ended January 31, 2014, were stock options to purchase 70,832,845 shares, warrants to purchase 19,128,231 shares and debentures convertible into 28,099,423 shares.

 8. EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”). This amendment requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods beginning after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. Early adoption is permitted. We are currently evaluating the impact ASU 2014-15 will have on our consolidated financial statements and related disclosures.

9.

INCOME TAXES

We file Federal, New York State and California State income tax returns.  Due to net operating losses, the statute of limitations remains open since the fiscal year ended October 31, 1997.  We account for interest and penalties related to income tax matters, if any, in marketing, general and administrative expenses. There are no unrecognized income tax benefits as of January 31, 2015 and October 31, 2014.

We recognize deferred tax assets and liabilities for the estimated future tax effects of events that have been recognized in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have substantial net operating loss carryforwards in all jurisdictions where we are subject to tax. We have provided a full valuation allowance against our deferred tax asset due to our historical pre-tax losses and the uncertainty regarding the realizability of these deferred tax assets.

On December 29, 2014, we reached a Settlement Agreement resulting in our receipt of an aggregate of $9,000,000 in settlement of a dispute (Note 2). As a result we realized taxable income during the quarter and expect to do so during the full fiscal year.  We expect any taxable income realized for the full fiscal year will be completely offset by our net operating loss carryforwards, resulting in no tax currently due in any jurisdiction. Accordingly, we have not recorded a tax provision for the quarter anticipating a partial release of the valuation reserve recorded against our deferred tax assets to the extent of the net operating loss carryforwards actually used for the full fiscal year.

10. COMMITMENT AND CONTINGENCES

Patent Acquisition Obligations

As of January 31, 2015, we have incurred obligations due no later than November 2017 related to the acquisition of patents, which have a discounted present value of approximately $3,345,000, and which amount will be reduced by royalties paid during the period.  The payment due in November 2017 is payable at the option of the Company in cash or common stock.

Litigation Matters

On December 29, 2014, we settled our lawsuit against AUO which had been filed on January 28, 2013. For a more detailed description of the settlement with AUO see Note 2, “AUO Lawsuit and Settlement”.

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

On December 29, 2014, the Company and AU Optronics Corporation (“AUO”) entered into a Settlement Agreement (the “AUO Settlement Agreement”) and a Patent Assignment Agreement (the “AUO Patent Assignment Agreement”) pursuant to which the Company received an aggregate of $9,000,000 from AUO (the “AUO Settlement”).  The AUO Settlement Agreement and the AUO Patent Assignment Agreement were entered into to resolve a lawsuit filed by the Company against AUO in January of 2013, relating to joint development projects in connection with the Company’s ePaper® Electrophoretic Display, and Nano Field Emission Display (“nFED”) technologies.  As part of the AUO Settlement, the Company terminated AUO’s license to the Company’s patented Nano Field Emissions Display technology. A more detailed description of the AUO lawsuit and settlement can be found in Note 2 to the condensed consolidated financial statements.

As a result of the AUO Settlement, the Company’s Nano Field Emissions Display technology is now unencumbered and ready for continued development.

Patented Technologies

The Company’s business model is to generate revenue from the development and licensing of patented technologies. In certain instances, the Company may seek to collect royalties from the unauthorized manufacture, sale, and use of patented products and services. We currently own or control 8 patented technologies including: (i) Encrypted Cellular Communication; (ii) Internet Telephonic Gateway; (iii) J-Channel Window Frame Construction; (iv) Key Based Web Conferencing Encryption; (v) Micro Electro Mechanical Systems Display; (vi) Nano Field Emission Display; (vii) VPN Multicast Communications; and (viii) Enhanced Auction Technologies.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2015 compared with three months ended January 31, 2014

Revenue from Settlement with AU Optronics Corporation

Revenue from the Settlement with AU Optronics Corporation was $9,000,000 for the three months ended January 31, 2015, compared to $-0- in the comparable prior year period.  On December 29, 2014, the Company and AU Optronics Corporation (“AUO”) entered into a Settlement Agreement (the “AUO Settlement Agreement”) and a Patent Assignment Agreement (the “AUO Patent Assignment Agreement”) pursuant to which the Company received an aggregate of $9,000,000 from AUO (the “AUO Settlement”).  The AUO Settlement Agreement and the AUO Patent Assignment Agreement were entered into to resolve a lawsuit filed by the Company against AUO in January of 2013, relating to joint development projects in connection with the Company’s ePaper® Electrophoretic Display, and Nano Field Emission Display (“nFED”) technologies.  As part of the AUO Settlement, the Company terminated AUO’s license to the Company’s patented Nano Field Emissions Display technology. A more detailed description of the AUO lawsuit and settlement can be found in Note 2 to the condensed consolidated financial statements.

 Revenue from Patent Assertion Activities

For the three months ended January 31, 2015, we recorded revenue from patent assertion activities of $135,000. The Company currently owns or controls 8 patented technologies. Our primary source of our revenue comes from the monetization of our patented technologies, including the settlement of patent infringement lawsuits. Our license agreements primarily provide for one-time, non-recurring, lump sum payments in exchange for non-exclusive retroactive and future licenses, or covenants not to sue.  Accordingly, the earning process from these licenses is completed and 100% of the revenue is recognized upon execution of the license agreements.  We did not enter into any license agreements during the three months ended January 31, 2014 and we did not record any revenue from patent assertion activities during that period.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees are attributable to our patent assertion activities, and are expensed in the period that the related revenues are recognized.  Inventor royalties and contingent legal fees were approximately $89,000 for the three months ended January 31, 2015.  We did not incur any inventor royalties or contingent legal fees during the three months ended January 31, 2014, as we recognized no patent assertion revenues during that period.  Inventor royalties and contingent legal fees, as a percentage of revenue from patent assertion activities, will vary between fiscal periods since the economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.

Litigation and Licensing Expenses

Litigation and licensing expenses increased by approximately $3,302,000 to approximately $3,335,000 in the three months ended January 31 2015, from approximately $33,000 in the comparable prior year period.  Litigation and licensing expenses in the current period were primarily related to the settlement with AUO.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $81,000 for the three months ended January 31, 2015, compared to approximately $70,000 in the comparable prior year period.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $88,000 to approximately $1,773,000 in the three months ended January 31, 2015, from approximately $1,861,000 in the comparable prior-year period. The decrease in marketing, general and administrative expenses was principally due to a decrease in non-cash consultant stock option expense of approximately $306,000, a decrease in investor relations and public relations expense of approximately $115,000, which were partially offset by an increase in employee compensation and related costs, excluding stock option expense, of approximately $116,000, an increase in non-cash employee stock option expense of approximately $77,000 and an increase in legal and accounting fees of approximately $75,000.

Change in Value of Derivative Liability

Change in value of derivative liability was $-0- in the three months ended January 31, 2015, compared to a loss of approximately $1,320,000 in the comparable prior year period. The derivative liability in the prior year period was related to the Convertible Debentures due January 2015 and the Convertible Debentures due November 2016, and changed each reporting period based upon the market price of common stock and the time remaining to the maturity of the debentures. As of October 31, 2014, the Company no longer had any convertible debentures.

Interest Expense

Interest expense decreased by approximately $270,000 to approximately $109,000 for the three months ended January 31, 2015 from approximately $379,000 in the prior year period. Interest expense for the three months ended January 31, 2015 and 2014 includes approximately $-0- and $217,000, respectively, of amortization of debt discount on convertible debentures and approximately $109,000 and $86,000, respectively, of amortized interest on our patent acquisition obligation.

Interest Income

Interest income increased to approximately $5,000 in the three months ended January 31, 2015 compared to approximately $1,000 in the three months ended January 31, 2014 due to the increased amount of short-term investments during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments on hand generated from our operating activities and proceeds from previous financing.

Based on currently available information as of March 9, 2015, we believe that our existing cash, cash equivalents, short-term investments, accounts receivable and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments, accounts receivable and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  We can give no assurance that we will generate sufficient cash flows in the future (through licensing and enforcement of patents, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

During the three months ended January 31, 2015, cash generated in operating activities was approximately $4,653,000. Cash used in investing activities was approximately $205,000, which resulted from the purchase of certificates of deposit totaling $650,000 and the purchase of property and equipment of approximately $55,000, which was partially offset by the proceeds on maturity of certificates of deposit totaling $500,000. We did not have any financing activities during the three months ended January 31, 2015.  As a result, our cash, cash equivalents, and short-term investments at January 31, 2015 increased approximately $4,599,000 to approximately $10,460,000 from approximately $5,861,000 at the end of fiscal year 2014.

Accounts receivable at January 31, 2015 of $45,000 are scheduled for collection in the second quarter of fiscal 2015.  Approximately $75,000 of royalties and contingent legal fees payable at January 31, 2015 are scheduled to be paid in the second quarter of fiscal 2015.

In April 2013, the Company entered into the Stock Purchase Agreement with Aspire Capital, which provides that Aspire Capital is committed to purchase up to an aggregate of $10 million of shares of the Company’s common stock over the two-year term of the agreement.  In order to sell shares under the Stock Purchase Agreement, the Company was required to have a registration statement covering the shares issued to Aspire Capital declared effective by the SEC.  Such registration statement was declared effective by the SEC in June 2013 and a post-effective amendment was declared effective by the SEC in February 2014.  Under the Stock Purchase Agreement there are two ways that the Company can elect to sell shares of common stock to Aspire Capital.  On any business day the Company can select: (1) through a regular purchase of up to 200,000 shares (but not to exceed $200,000) at a known price based on the market price of the Company’s common stock prior to the time of each sale, and (2) through a volume-weighted average price, or VWAP, purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lesser of (i) the closing sale price on the purchase date or (ii) 95% of the VWAP for such purchase date.  The Company can only require a VWAP purchase if the closing sale price for our Common Stock on the notice day for the VWAP purchase is higher than $0.50.  The number of shares covered by and the timing of, each purchase notice are determined by the Company at its sole discretion.  The Company cannot execute any sales under the Stock Purchase Agreement when the closing for our common stock is less than $0.15.  Aspire Capital has no right to require any sales from us, but is obligated to make purchases as directed in accordance with the Stock Purchase Agreement. During fiscal year 2013, the Company sold 5,380,000 shares of our common stock to Aspire Capital for approximately $1,092,000.   No shares of our common stock were sold to Aspire Capital during fiscal year 2014 or the three months ended January 31, 2015.

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

We believe that, of the significant accounting policies discussed in Note 3 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, the following accounting policies require our most difficult, subjective or complex judgments:

•   Revenue Recognition;

•   Investment Securities;

•   Stock-Based Compensation; and

•  ConvertibleDebentures

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

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $543,000 and $466,000 during the three months ended January 31, 2015 and 2014, respectively. We account for stock options granted to consultants using the accounting guidance under ASC 505-50. We recognized stock-based compensation expense for stock options granted to non-employee consultants during the three months ended January 31, 2015 and 2014, of approximately $(51,000) and $236,000, respectively.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”). This amendment requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods beginning after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. Early adoption is permitted. We are currently evaluating the impact ASU 2014-15 will have on our consolidated financial statements and related disclosures.

FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 and the condensed consolidated financial statements included in this Report.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2015, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

On December 29, 2014, we settled our lawsuit against AU Optronics Corporation which had been filed on January 28, 2013. For a more detailed description of the settlement with AU Optronics Corporation, see Note 2 to the condensed consolidated financial statements.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2015, the Company issued 20,000 shares of our common stock to a company in payment of public relations and investor relations services.  The common stock was issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Item 3.Defaults UponSeniorSecurities.

           None.

Item 4.Mine Safety Disclosures.

         Not Applicable.

Item 5.Other Information.

(a)    As of January 30, 2015, Tisha Stender was no longer employed by ITUS Corporation.  On March 5, 2015, in connection with Ms. Stender’s severance arrangement, the Company re-purchased 800,000 shares of the Company’s common stock from Ms. Stender at 25 cents per share, the price at which Ms. Stender acquired the shares in July of 2014.  The Company also cancelled the corresponding warrant that was issued in connection with the July 2014 stock purchase.

(b)   There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.  Exhibits.

31.1   Certification of Chief Executive Officer, pursuant to Section 302 of   the Sarbanes-Oxley Act of 2002, dated March 9, 2015.

31.2   Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2015.

32.1   Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 9, 2015.

32.2   Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 9, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
March 9, 2015		(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal
March 9, 2015		Financial and Accounting Officer)