Form 10-Q
period 2015-04-30
ITUS Corp
filed 2015-05-22
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

On May 18, 2015, the registrant had outstanding 218,932,190 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30,	October 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,080,310	$3,361,246
Short-term investments in certificates of deposit	2,400,000	2,500,000
Accounts receivable	-	400,000
Prepaid expenses and other current assets	42,526	60,577
Total current assets	8,522,836	6,321,823

Patents, net of accumulated amortization of $477,101 and $314,453, respectively	2,559,010	2,721,658
Property and equipment, net of accumulated depreciation of $5,954 and $48,842 respectively	51,119	11,875
Total assets	$11,132,965	$9,055,356

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$445,437	$1,249,426
Royalties and contingent legal fees payable	243,239	560,076
Total current liabilities	688,676	1,809,502

Patent acquisition obligation	3,454,079	3,236,281
Total liabilities	4,142,755	5,045,783

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, par value $100 per share; 496,500 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 3,500 shares issued and outstanding, respectively	350,000	350,000
Common stock, par value $.01 per share; 600,000,000 shares authorized; 218,932,190 and 219,692,190 shares issued and outstanding, respectively	2,189,322	2,196,922
Additional paid-in capital	147,705,061	146,232,373
Accumulated deficit	(143,254,173)	(144,769,722)
Total shareholders’ equity	6,990,210	4,009,573
Total liabilities and shareholders’ equity	$11,132,965	$9,055,356

The accompanying notes are an integral part of these condensed consolidated financial statements

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Six Months Ended
	April 30,
	2015	2014
Revenue:
Revenue from patent licensing activities	$160,000	$1,105,000
Settlement with AU Optronics Corporation	9,000,000	-
Total revenue	9,160,000	1,105,000

Operating costs and expenses:
Inventor royalties and contingent legal fees	103,944	465,095
Litigation and licensing expense	3,440,272	104,017
Amortization of patents	162,648	151,840
Marketing, general and administrative expenses (including non-cash stock option compensation expenses of $1,557,708 and $1,877,106, respectively)	3,729,645	3,704,060
Total operating costs and expenses	7,436,509	4,425,012

Income (loss) from operations	1,723,491	(3,320,012)

Change in value of derivative liabilities	-	(2,310,704)

Loss on extinguishment of debt	-	(482,915)

Interest expense	(217,798)	(801,128)

Dividend income	-	47,568

Interest income	9,856	3,320

Income (loss) before income taxes	1,515,549	(6,863,871)

Provision for income taxes	-	-
Net income (loss)	$1,515,549	$(6,863,871)

Other comprehensive income (loss):
Unrealized (loss) on investment in Videocon Industries Limited global depository receipts	$-	$(219,889)
Total comprehensive income (loss)	$1,515,549	$(7,083,760)

Net income (loss) per common share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Weighted average common shares outstanding:
Basic	219,468,433	211,554,021
Diluted	241,445,865	211,554,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended
	April 30,
	2015	2014
Revenue:
Revenue from patent licensing activities	$25,000	$1,105,000

Total revenue	25,000	1,105,000

Operating costs and expenses:
Inventor royalties and contingent legal fees	15,067	465,095
Litigation and licensing expense	105,570	70,819
Amortization of patents	81,324	81,359
Marketing, general and administrative expenses (including non-cash stock option compensation expenses of $1,065,929 and $1,156,468, respectively)	1,956,277	1,842,996
Total operating costs and expenses	2,158,238	2,460,269

Loss from operations	(2,133,238)	(1,355,269)

Change in value of derivative liabilities	-	(990,704)

Loss on extinguishment of debt	-	(482,915)

Interest expense	(108,612)	(422,463)

Interest income	5,179	1,908

Loss before income taxes	(2,236,671)	(3,249,443)

Provision for income taxes	-	-
Net loss	$(2,236,671)	$(3,249,443)

Other comprehensive loss:
Unrealized loss on investment in Videocon Industries Limited global depository receipts	$-	$(8,975)
Total comprehensive loss	$(2,236,671)	$(3,258,418)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	219,219,381	212,920,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED APRIL 30, 2015 (UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance, October 31, 2014	3,500	$350,000	219,692,190	$2,196,922	$146,232,373	$(144,769,722)	$4,009,573
Stock option compensation to employees and consultants	-	-	-	-	1,557,708	-	1,557,708
Common stock issued to consultants	-	-	40,000	400	5,700	-	6,100
Repurchase of 800,000 shares of common stock and cancellation of warrants to purchase 400,000 shares of common stock	-	-	-	-	(98,720)	-	(98,720)
Retire common stock repurchased	-	-	(800,000)	(8,000)	8,000	-	-
Net income	-	-	-	-	-	1,515,549	1,515,549
Balance, April 30, 2015	3,500	$350,000	218,932,190	$2,189,322	$147,705,061	$(143,254,173)	$6,990,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended April 30,
	2015	2014
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$1,515,549	$(6,863,871)
Stock option compensation to employees and consultants	1,557,708	1,877,106
Common stock issued to consultants	6,100	35,148
Common stock issued to pay interest on convertible debentures	-	61,778
Amortization of patents	162,648	151,840
Accretion of interest on patent acquisition obligations to interest expense	217,798	186,234
Amortization of convertible debenture discount to interest expense	-	446,565
Loss on extinguishment of debt	-	482,915
Change in value of derivative liabilities	-	2,310,704
Loss on acquisition of 800,000 shares of common stock and cancellation of warrants to purchase 400,000 shares of common stock	101,280	-
Other	15,532	(1,403)
Change in operating assets and liabilities:
Accounts receivable	400,000	(653,367)
Prepaid expenses and other current assets	18,051	26,463
Accounts payable and accrued expenses	(803,989)	(14,749)
Royalties and contingent legal fees payable	(316,837)	274,803
Net cash provided by (used in) operating activities	2,873,840	(1,679,834)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(2,400,000)	(2,700,000)
Proceeds from sales of short-term investments in certificates of deposit	2,500,000	650,000
Payments for purchases of property and equipment	(54,776)	-
Other	-	(1,329)
Net cash provided by (used in) investing activities	45,224	(2,051,329)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	-	3,500,000
Proceeds from exercise of warrants to purchase common stock	-	149,985
Proceeds from exercise of employee stock options	-	725
Payments to redeem convertible debentures	-	(200,000)
Payments to acquire 800,000 share common stock and cancellation of warrants to purchase 400,000 shares common stock	(200,000)	-
Net cash (used in) provided by financing activities	(200,000)	3,450,710

Net increase (decrease) in cash and cash equivalents	2,719,064	(280,453)
Cash and cash equivalents at beginning of period	3,361,246	898,172
Cash and cash equivalents at end of period	$6,080,310	$617,719

Supplemental disclosure of financing activities:
Common stock issued upon conversion of debentures	$-	$2,735,349
Fair value of debenture embedded conversion feature at date of issuance	$-	$1,570,000
Relative fair value of warrants issued with convertible debentures	$-	$513,122

The accompanying notes are an integral part of these statements.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “ITUS” means ITUS Corporation and its wholly-owned subsidiaries.  The primary operations of the Company involve the development, acquisition and licensing of emerging technologies.

Over the past several quarters, our revenue has been derived from technology licensing, and the sale of patented technologies, including in connection with the settlement of litigation. In addition to these activities, we may make investments in companies with emerging technologies, acquire companies with emerging technologies, acquire or license emerging technologies for development within our subsidiary companies, and create and capitalize subsidiary companies for the purpose of developing and commercializing technologies that we create.  While we expect to continue to generate revenue from licensing, we may also derive revenue from products and services sold and provided by companies in which we make investments, and technologies that we acquire, develop or create.

The Company currently owns or controls technologies in three primary areas: thin- film displays, encrypted communications, and advanced materials applications. We are continuing our licensing programs in connection with our patented encrypted communications, and advanced materials applications technologies, and have resumed our Nano field emission display development program. The Company is looking to invest its resources in other emerging technology areas.

Funding and Management’s Plans

During the six months ended April 30, 2015, cash generated from operating activities was approximately $2,874,000.  Net cash provided by investing activities was approximately $45,000, which reflected proceeds from the sale or maturity of certificates of deposit totaling $2,500,000 and disbursement of $2,400,000 for the purchase of certificates of deposit and approximately $55,000 for the purchase of property and equipment.  Cash used in financing activities of $200,000 was for the repurchase of 800,000 shares of our common stock and cancellation warrants to purchase 400,000 shares of our common stock.  As a result, our cash, cash equivalents, and short-term investments at April 30, 2015 increased by approximately $2,619,000 to approximately $8,480,000 from approximately $5,861,000 at the end of fiscal year 2014.

Based on currently available information as of May 22, 2015, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements or if we elect to purchase assets or a business for cash, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 31, 2014, as reported by us in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 29, 2015.  The October 31, 2014  consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of April 30, 2015, and results of operations and cash flows for the interim periods represented.  The results of operations for the three and  six months ended April 30, 2015 are not necessarily indicative of the results to be expected for the entire year.

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Patent Licensing

Our past revenue arrangements have provided for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, our operating subsidiaries had no further obligations.  As such, the earnings process was complete and revenue has been recognized upon the execution of the agreement, when collectability was reasonably assured, and when all other revenue recognition criteria had been met.

Intangible Assets

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  Patent acquisition costs capitalized during the six months ended April 30, 2015 and 2014, was approximately $-0- and $3,036,000, respectively.  We did not capitalize any patent acquisition costs during the three months ended April 30, 2015 and 2014. We recorded patent amortization expense of approximately $163,000 and $152,000 during the six months ended April 30, 2015 and 2014, respectively, and approximately $81,000 and $81,000 during the three months ended April 30, 2015 and 2014, respectively.

2.         AUO SETTLEMENT

            On December 29, 2014, the Company and AU Optronics Corporation (“AUO”) entered into a Settlement Agreement, and a Patent Assignment Agreement, resolving a lawsuit filed by the Company against AUO in connection with the joint development and commercialization of the Company’s patented ePaper® Electrophoretic Display, and Nano Field Emission Display technologies. The Company received an aggregate of $9,000,000 from AUO, and transferred certain electrophoretic display patents to AUO. For more information regarding our lawsuit against AUO and the Settlement Agreement and Patent Assignment Agreement with AUO, please refer to our Annual Report on Form 10-K filed with the SEC on January 29, 2015

3.         STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in Accounting Standards Codification  718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service based stock options and performance based options on the date of grant, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock exceeds price targets we use a Monte Carlo Simulation in estimating the fair value at grant date.  We recognize compensation expense for service based stock options and options subject to market conditions over the requisite or implied service period of the grant.  For performance based awards, compensation expense is recognized over the requisite or implied service period of the grant when the performance target is deemed probable.

We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $1,225,000 and $989,000, during the six months ended April 30, 2015 and 2014, respectively, and approximately $683,000 and $524,000 during the three months ended April 30, 2015 and 2014, respectively. Stock-based compensation expense for the six months ended April 30, 2015 and 2014 includes approximately $1,179,000 and $747,000, respectively, and during the three months ended April 30, 2015 and 2014 approximately $646,000 and $364,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of April 30, 2015, there was unrecognized compensation cost related to non-vested stock options granted to employees and directors, related to service based options of approximately $1,063,000, which will be recognized over a weighted-average period of 1 year.

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

We recorded consulting expense, related to stock options granted to consultants, during the six months ended April 30, 2015 and 2014 of approximately $332,000 and $888,000, respectively, and approximately $383,000 and $633,000 during the three months ended April 30, 2015 and 2014, respectively.  Stock-based compensation expense for the six months ended April 30, 2015 and 2014 includes approximately $332,000 and $843,000, respectively, and during the three months ended April 30, 2015 and 2014 approximately $383,000 and $633,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.   As of April 30, 2015, there was unrecognized consulting expense related to non-vested stock options granted to consultants, related to service based options of approximately $417,000, which will be recognized over a weighted-average period of .6 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving performance targets.  To determine the weighted average fair value of stock options on the date of grant, employees and directors are included in a single group.  The fair value of stock options granted to consultants is determined on an individual basis. Stock options we granted during the six months ended April 30, 2015 consisted of awards exercisable for 10 years that vest over one year.  Stock options we granted during the six months ended April 30, 2014 consisted of awards exercisable for 10 years that vest over one year and awards exercisable for 10 years that vest over 36 months.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the six months ended April 30, 2015 and the three months ended April 30, 2015 and 2014.  No stock options were granted during the three months ended April 30, 2015.

			For the Three
	For the Six Months		Months Ended
	Ended April 30,		April 30,
	2015	2014	2014
Weighted average fair value at grant date	$0.09	$0.17	$0.24
Valuation assumptions:
Expected life (years)	5.30	5.69	5.70
Expected volatility	114.3%	115.6%	116.6%
Risk-free interest rate	1.60%	1.77%	1.85%
Expected dividend yield	0%	0%	0%

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

Stock Option Activity

During the six months ended April 30, 2015 and 2014, we granted options to purchase 1,300,000 and 8,710,000 shares, respectively, of common stock at weighted average exercise prices of $0.11 and $0.21 per share, respectively, pursuant to the ITUS Corporation 2010 Share Incentive Plan (the "2010 Share Plan”).   No stock options were exercised during the six months ended April 30, 2015.  During the six months ended April 30, 2014, stock options to purchase 5,000 shares of common stock were exercised with aggregate proceeds of approximately $1,000.

Stock Option Plans

As of April 30, 2015, we have two stock option plans:  the ITUS Corporation 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2003 Share Plan is 70,000,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determine the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013.  Information regarding the 2003 Share Plan for the six months ended April, 2015 is as follows:

		Weighted
		Average Exercise	Aggregate Intrinsic Value
	Shares	Price Per Share
Options Outstanding at October 31, 2014	12,349,770	$0.72
Forfeited	(2,014,770)	$0.63
Options Outstanding and exercisable at April 30, 2015	10,335,000	$0.69	$ 24,959

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of April 30, 2015:

		Weighted
		Average
		Remaining	Weighted
Range of	Number	Contractual Life	Average
Exercise Prices	Outstanding	(in years)	Exercise Price
$0.07 - $0.37	1,987,000	2.12	$0.12
$0.43 - $0.70	2,530,000	1.29	$0.61
$0.74 - $0.92	4,818,000	1.64	$0.86
$1.04 - $1.46	1,000,000	2.31	$1.17

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock available for issuance under the 2010 Share Plan was initially 15,000,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock that may be granted to 27,000,000 shares, on August 29, 2012, the maximum number of shares was further increased to 30,000,000 shares.  On November 8, 2013, the Board of Directors approved an amendment to provide that effective November 8, 2013, the maximum aggregate number of shares available for issuance will be 20,000,000 shares and that on the first business day in 2014 and on the first business day of each calendar year thereafter the maximum aggregate number of shares available for issuance shall be replenished such that 20,000,000 shares will be available for issuance. Accordingly, during the nine months ended July 31, 2014, the number of shares in the 2010 Share Plan was increased by 25,634,980 shares to 55,634,980 shares.  In addition, on November 8, 2013, the 2010 Share Plan was amended to provide that on January 2nd of each year commencing on January 2, 2014, each non-employee director of the Company at that time shall automatically be granted a 10 year stock option to purchase 300,000 shares of common stock (400,000 for the Chairman) that will vest in four equal quarterly installments. The 2010 Share Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of April 30, 2015, the 2010 Share Plan had 24,783,866 shares available for future grants.  Information regarding the 2010 Share Plan for the six months ended April 30, 2015 is as follows:

		Weighted	Aggregate
		Average Exercise	Intrinsic
	Shares	Price Per Share	Value
Options Outstanding at October 31, 2014	18,214,000	$0.23
Granted	1,300,000	$0.11
Forfeited	(6,083,866)	$0.26
Options Outstanding at April 30, 2015	13,430,134	$0.13	$182,854
Options Exercisable at April 30, 2015	8,929,578	$0.14	$106,345

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of April 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual Life	Average	Number	Contractual Life	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	(in years)	Exercise Price

$0.10 - $0.37	13,430,134	7.39	$0.13	8,929,578	6.71	$0.14

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan the Board of Directors approved the grant of stock options to purchase 44,500,000 shares.  Information regarding stock options outstanding that were not granted under the 2003 Plan or the 2010 Plan for the six months ended April 30, 2015 is as follows:

		Weighted	Aggregate
		Average Exercise	Intrinsic
	Shares	Price Per Share	Value
Options Outstanding at October 31, 2014	44,500,000	$0.22
Options Outstanding at April 30, 2015	44,500,000	$0.11	$726,750
Options Exercisable at April 30, 2015	38,826,672	$0.11	$630,252

The following table summarizes information about stock options outstanding that were not granted under the 2003 Share Plan or the 2010 Share Plan as of April 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual Life	Average	Number	Contractual Life	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	(in years)	Exercise Price

$0.10-$0.22	44,500,000	7.51	$0.11	38,823,672	7.48	$0.11

On February 5, 2015, management of the Company acted to re-price 54,603,139 issued and outstanding stock options for all of the officers, directors and employees of the Company as of January 28, 2015 (the “Re-Priced Options”) pursuant to the authority granted to management by the Board of Directors of the Company.  The new exercise price of the Re-Priced Options is $0.1030, the closing sales price of the Company’s common stock on February 5, 2015.  All other terms of the previously granted Re-Priced Options remain the same.  The Company recorded additional stock-based compensation of approximately $297,000, as of February 5, 2015, related to this re-pricing.  This amount was determined to be the incremental value of the fair value of the Re-Priced Options compared to the fair value of the original options immediately before the re-pricing.

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively.  During the six months ended April 30, 2015 and 2014, we issued 40,000 shares and 110,000 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the six months ended April 30, 2015 and 2014 of approximately $6,000 and $35,000, respectively, for the shares of common stock issued to consultants. During the three months ended April 30, 2015 and 2014, we issued 20,000 shares and 20,000 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the three months ended April 30, 2015 and 2014 of approximately $2,000 and $7,000, respectively, for the shares of common stock issued to consultants.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2015:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$5,018,602	$-	$-	$5,018,602
Certificates of deposit - Short term investments	-	2,400,000	-	2,400,000
Total financial assets	$5,018,602	$2,400,000	$-	$7,418,602

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2014:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$155,964	$-	$-	$155,964
Certificates of deposit - Short term investments	-	2,500,000	-	2,500,000
Total financial assets	$2,655,964	$2,500,000	$-	$2,655,964

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of April 30, 2015:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$3,454,079	$3,454,079
	$-	$-	$3,454,079	$3,454,079

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of October 31, 2014:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$3,236,281	$3,236,281
	$-	$-	$3,236,281	$3,236,281

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Patent acquisition obligation
Balance October 31, 2013	$-
Initial fair value, discounted to present value	2,850,511
Accreted interest on patent obligation	385,770
Balance October 31, 2014	3,236,281
Accreted interest on patent obligation	217,798
Balance April 30, 2015	$3,454,079

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

5.         INVESTMENTS

At April 30, 2015 and October 31, 2014, we had marketable securities consisting of certificates of deposit of $2,400,000 and $2,500,000, respectively, which were classified as "available-for-sale securities" and reported at fair value.

6.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consist of the following as of:

	April 30,	October 31,
	2015	2014
Accounts payable	$388,791	$540,179
Payroll and related expenses	46,446	372,753
Accrued litigation expense, consulting and other professional fees	10,200	320,493
Accrued other	-	16,001
	$445,437	$1,249,426

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

Dilutive EPS for the six months ended April 30, 2015 excluded stock options to purchase 13,601,995 shares and warrants to purchase 26,123,281 shares because their effect would be antidilutive.  The following is a reconciliation between basic weighted average common shares outstanding and dilutive weighted average common shares outstanding for the six months ended April, 2015:

For the Six
Months Ended
April 30, 2015
Basic weighted average common shares outstanding	219,468,433
Effect of Series A convertible preferred stock	11,526,655
Effect of stock options	10,450,777
Dilutive weighted average common shares outstanding	241,445,865

Diluted EPS for the three months ended April 30, 2015 and the six and three months ended April 30, 2014 are the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the three months ended April 30, 2014 were stock options to purchase 68,265,134 shares and warrants to purchase 26,123,281 shares and for the six and three months ended April 30, 2014 were stock options to purchase 71,327,845 shares, warrants to purchase 18,628,281 shares and debentures convertible into 18,498,943 shares.

8.         EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted. In April 2015, a one year deferral of the effective date of the new guidance was proposed. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”).  This amendment requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods beginning after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. We do not expect this update to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) to simplify the presentation of debt issuance costs. This amendments requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Adoption of this standard is required for interim and annual periods beginning after December 15, 2015 and is to be applied retrospectively. We are currently evaluating the impact ASU 2015-03 will have on our consolidated financial statements and related disclosures.

9.         INCOME TAXES

We file Federal, New York State and California State income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1997.  We account for interest and penalties related to income tax matters, if any, in marketing, general and administrative expenses. There are no unrecognized income tax benefits as of April 30, 2015 and October 31, 2014.

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

On December 29, 2014, we reached a Settlement Agreement resulting in our receipt of an aggregate of $9,000,000 in settlement of a dispute (Note 2).  As a result we realized taxable income during the quarter and expect to do so during the full fiscal year.  We expect any taxable income for the full fiscal year will be completely offset by our net operating loss carryforwards, resulting in no tax due in any jurisdiction.  Accordingly, we have not recorded a tax provision for the interim periods anticipating a partial release of the valuation reserve recorded against our deferred tax assets to the extent of the net operating loss carryforwards actually used for the full fiscal year.

10.       COMMITMENT AND CONTINGENCES

Patent Acquisition Obligations

As of April 30, 2015, we have incurred obligations due no later than November 2017 related to the acquisition of patents, which have a discounted present value of approximately $3,454,000, and which amount will be reduced by royalties paid during the period.  The payment due in November 2017 is payable at the option of the Company in cash or common stock.

Litigation Matters

On December 29, 2014, we settled our lawsuit against AUO which had been filed on January 28, 2013 (Note 2).

Other than lawsuits we bring to enforce our patent rights, we are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

As used herein, “we,” “us,” “our,” the “Company” or “ITUS” means ITUS Corporation and its wholly-owned subsidiaries.  The primary operations of the Company involve the development, acquisition and licensing of emerging technologies.

Over the past several quarters, our revenue has been derived from technology licensing, and the sale of patented technologies, including in connection with the settlement of litigation. In addition to these activities, we may make investments in companies with emerging technologies, acquire companies with emerging technologies, acquire or in-license emerging technologies for development within our subsidiary companies, and create and capitalize subsidiary companies for the purpose of developing and commercializing technologies that we create.  While we expect to continue to generate revenue from licensing, we may also derive revenue from products and services sold and provided by companies in which we make investments, and technologies that we acquire or create.

The Company currently owns or controls technologies in three primary areas: thin- film displays, encrypted communications, and advanced materials applications. We are continuing our licensing programs in connection with our patented encrypted communications, and advanced materials applications technologies, and have resumed our Nano field emission display development program. The Company is looking to invest its resources in other emerging technology areas.

RESULTS OF OPERATIONS

Six months ended April 30, 2015 compared with six months ended April 30, 2014

Revenue from Settlement with AU Optronics Corporation

Revenue from the Settlement with AU Optronics Corporation was $9,000,000 for the six months ended April 30, 2015, compared to $-0- in the comparable prior year period.  On December 29, 2014, the Company and AU Optronics Corporation (“AUO”) entered into a Settlement Agreement (the “AUO Settlement Agreement”) and a Patent Assignment Agreement (the “AUO Patent Assignment Agreement”) pursuant to which the Company received an aggregate of $9,000,000 from AUO (the “AUO Settlement”).  The AUO Settlement Agreement and the AUO Patent Assignment Agreement were entered into to resolve a lawsuit filed by the Company against AUO in January of 2013, relating to joint development projects in connection with the Company’s ePaper® Electrophoretic Display, and Nano Field Emission Display (“nFED”) technologies.  As part of the AUO Settlement, the Company terminated AUO’s license to the Company’s patented Nano Field Emissions Display technology.

Revenue from Patent Licensing Activities

For the six months ended April 30, 2015, we recorded revenue from patent licensing activities of $160,000, from 2 license agreements in connection with our J-Channel Window Frame Construction patent portfolio.  In the comparable prior year period we recorded revenue from patent licensing activities of $1,105,000 from 5 license agreements in connection with our J-Channel Window Frame Construction and Key Based Web Conferencing Encryption patent portfolios.  The license agreements provided for one-time, non-recurring, lump sum payments in exchange for non-exclusive retroactive and future licenses, or covenants not to sue.  Accordingly, the earning process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees were approximately $104,000 for the six months ended April 30, 2015, compared to approximately $465,000 in the comparable prior year period.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.

Litigation and Licensing Expenses

Litigation and licensing expenses increased by approximately $3,336,000 to approximately $3,440,000 in the six months ended April 30, 2015, from approximately $104,000 in the comparable prior year period.  Litigation and licensing expenses in the current period were primarily related to the settlement with AUO.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $163,000 for the six months ended April 30, 2015, compared to approximately $152,000 in the comparable prior year period.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased by approximately $26,000 to approximately $3,730,000 in the six months ended April 30, 2015, from approximately $3,704,000 in the comparable prior-year period. The increase in marketing, general and administrative expenses was principally due to an increase in employee stock option expense of approximately $236,000, an increase in legal and accounting fees of approximately $162,000, non-recurring costs associated with former employees’ severance arrangements of approximately $101,000, an increase in employee compensation and related costs, excluding stock option expense, of approximately $89,000 and an increase in other miscellaneous expenses of approximately $87,000, which were offset by a decrease in non-cash consultant stock option expense of approximately $555,000 and a decrease in investor relations and public relations expense of approximately $180,000.

Change in Value of Derivative Liability

Change in value of derivative liability was $-0- in the six months ended April 30, 2015, compared to a loss of approximately $2,311,000 in the comparable prior year period.  The derivative liability in the prior year period was related to the embedded conversion features associated with the Convertible Debentures due January 2015 and the Convertible Debentures due November 2016, and changed each reporting period based upon the market price of common stock and the time remaining to the maturity of the debentures.  As of October 31, 2014, the Company no longer had any convertible debentures.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $-0- in the six months ended April 30, 2015, compared to a loss of approximately $483,000 in the comparable prior year period.  The loss during the six months ended April 30, 2014 related to the conversion of $1,240,000 principal amount of the Convertible Debentures due January 2015 into 8,267,080 shares of common stock and the prepayment of $200,000 of principal amount of Convertible Debentures due January 2015.

Interest Expense

Interest expense decreased by approximately $583,000 to approximately $218,000 for the six months ended April 30, 2015 from approximately $801,000 in the prior year period.  Interest expense for the six months ended April 30, 2015 and 2014 includes approximately $-0- and $615,000, respectively, related to convertible debentures and approximately $218,000 and $186,000, respectively, of accreted interest on our patent acquisition obligation.

Dividend Income

There was no dividend income received in the six months ended April 30, 2015.  Dividend income of approximately $48,000 received in the six months ended April 30, 2014 was related to our investment, at that time, in Videocon Industries Limited global depository receipts.

Interest Income

Interest income increased to approximately $10,000 in the six months ended April 30, 2015 compared to approximately $3,000 in the six months ended April 30, 2014 due to an increase in the amount invested in money market funds and certificates of deposit during the current period.

Three months ended April 30, 2015 compared with Three months ended April 30, 2014

Revenue from Patent Licensing Activities

For the three months ended April 30, 2015, we recorded revenue from patent licensing activities of $25,000, from 1 license agreement in connection with our J-Channel Window Frame Construction patent portfolio.  In the comparable prior year period we recorded revenue from patent licensing activities of $1,105,000 from 5 license agreements in connection with our J-Channel Window Frame Construction and Key Based Web Conferencing Encryption patent portfolios.  The license agreements provided for one-time, non-recurring, lump sum payments in exchange for non-exclusive retroactive and future licenses, or covenants not to sue.  Accordingly, the earning process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees were approximately $15,000 for the three months ended April 30, 2015, compared to approximately $465,000 in the comparable prior year period.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.

Litigation and Licensing Expenses

Litigation and licensing expenses were approximately $106,000 in the three months ended April 30, 2015, compared to approximately $71,000 in the comparable prior year period.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $81,000 and $81,000 for the three months ended April 30, 2015 and 2014, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased by approximately $113,000 to approximately $1,956,000 in the three months ended April 30, 2015, from approximately $1,843,000 in the comparable prior-year period.  The increase in marketing, general and administrative expenses was principally due to an increase in employee stock option expense of approximately $158,000, non-recurring costs associated with former employees’ severance arrangements of approximately $101,000, an increase in other miscellaneous expenses of approximately $88,000 and an increase in legal and accounting fees of approximately $87,000, which were offset by a decrease in non-cash consultant stock option expense of approximately $249,000.

Change in Value of Derivative Liability

Change in value of derivative liability was $-0- in the three months ended April 30, 2015, compared to a loss of approximately $991,000 in the comparable prior year period.  The derivative liability in the prior year period was related to the embedded conversion features associated with the Convertible Debentures due January 2015 and the Convertible Debentures due November 2016, and changed each reporting period based upon the market price of common stock and the time remaining to the maturity of the debentures.  As of October 31, 2014, the Company no longer had any convertible debentures.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $-0- in the three months ended April 30, 2015, compared to a loss of approximately $483,000 in the comparable prior year period.  The loss during the three months ended April 30, 2014 related to the conversion of $1,240,000 principal amount of the Convertible Debentures due January 2015 into 8,267,080 shares of common stock and the prepayment of $200,000 of principal amount of Convertible Debentures due January 2015.

Interest Expense

Interest expense decreased by approximately $313,000 to approximately $109,000 for the three months ended April 30, 2015 from approximately $422,000 in the prior year period.  Interest expense for the three months ended April 30, 2015 and 2014 includes approximately $-0- and $322,000, respectively, related to convertible debentures and approximately $109,000 and $100,000, respectively, of accreted interest on our patent acquisition obligation.

Interest Income

Interest income increased to approximately $5,000 in the three months ended April 30, 2015 compared to approximately $2,000 in the three months ended April 30, 2014 due to an increase in the amount invested in money market funds and certificates of deposit during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments on hand generated from our operating activities and proceeds from previous financing.

Based on currently available information as of May 22, 2015, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from patent licensing and enforcement, and other potential sources of cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements or if we elect to purchase assets or a business for cash, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

During the six months ended April 30, 2015, cash generated from operating activities was approximately $2,873,000.  Net cash provided by investing activities was approximately $45,000, which reflected proceeds from the sale or maturity of certificates of deposit totaling $2,500,000 and disbursement of $2,400,000 for the purchase of certificates of deposit and approximately $55,000 for the purchase of property and equipment.  Cash used in financing activities of $200,000 was for the acquisition of 800,000 shares of our common stock and cancellation warrants to purchase 400,000 shares of our common stock.  As a result, our cash, cash equivalents, and short-term investments at April 30, 2015 increased by approximately $2,619,000 to approximately $8,480,000 from approximately $5,861,000 at the end of fiscal year 2014.

CRITIAL ACCOUNTING POLICIES

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

Patent Licensing

Our past revenue arrangements have provided for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, our operating subsidiaries had no further obligations.  As such, the earnings process was complete and revenue has been recognized upon the execution of the agreement, when collectability was reasonably assured, and when all other revenue recognition criteria had been met.

Investment Securities

Through the date we terminated our business relationship with Videocon Industries Limited and its affiliate, August 29, 2014, we classified our investment securities as available-for-sale.  Available-for-sale securities are recorded at fair value.  Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend and interest income are recognized when earned.

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $1,225,000 and $989,000 during the six months ended April 30, 2015 and 2014, respectively, and approximately $683,000 and $524,000 during the three months ended April 30, 2015 and 2014, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50.  We recognized stock-based compensation expense for stock options granted to non-employee consultants during the six months ended April 30, 2015 and 2014, of approximately $332,000 and $888,000, respectively, and for the three months ended April 30, 2015 and 2014 of approximately  $383,000 and $633,000, respectively.

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

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  In April 2015, a one year deferral of the effective date of the new guidance was proposed. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”). This amendment requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods beginning after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. We do not expect this update to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) to simplify the presentation of debt issuance costs. This amendments requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Adoption of this standard is required for interim and annual periods beginning after December 15, 2015 and is to be applied retrospectively. We are currently evaluating the impact ASU 2015-03 will have on our consolidated financial statements and related disclosures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2015, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Other than suits we bring to enforce our patent rights, we are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended April 30, 2015, the Company issued 20,000 shares of our common stock to a company in payment of public relations and investor relations services.  The common stock was issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Item 3.Defaults Upon Senior Securities.  None.

Item 4.Mine Safety Disclosures.  Not Applicable.

Item 5.Other Information.

            (a)        None.

(b)        There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.  Exhibits.

31.1   Certification of Chief Executive Officer, pursuant to Section 302 of   the Sarbanes-Oxley Act of 2002, dated May 22, 2015.

31.2   Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 22, 2015.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated May 22, 2015.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated May 22, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
May 22, 2015		(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer (Principal
May 22, 2015		Financial and Accounting Officer)