Form 10-Q
period 2015-07-31
ITUS Corp
filed 2015-08-18
CIK 715446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

On August 14, 2015, the registrant had outstanding 8,720,878 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ITUS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,160,845	$3,361,246
Short-term investments in certificates of deposit	2,400,000	2,500,000
Accounts receivable	-	400,000
Prepaid expenses and other current assets	193,612	60,577
Total current assets	7,754,457	6,321,823

Patents, net of accumulated amortization of $558,425 and $314,453, respectively	2,477,687	2,721,658
Property and equipment, net of accumulated depreciation of $9,786 and $48,842, respectively	47,287	11,875
Total assets	$10,279,431	$9,055,356

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$436,126	$1,249,426
Royalties and contingent legal fees payable	275,540	560,076
Total current liabilities	711,666	1,809,502

Patent acquisition obligation	3,570,060	3,236,281
Total liabilities	4,281,726	5,045,783

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares issued and outstanding, respectively	14,000	14,000
Common stock, par value $.01 per share; 24,000,000 shares authorized; 8,720,878 and 8,788,176 shares issued and outstanding, respectively	87,209	87,882
Additional paid-in capital	150,752,848	148,677,413
Accumulated deficit	(144,856,352)	(144,769,722)
Total shareholders’ equity	5,997,705	4,009,573

Total liabilities and shareholders’ equity	$10,279,431	$9,055,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Nine Months Ended July 31,

	2015	2014
Revenue:
Revenue from licensing activities	$255,000	$1,105,000
Amortization of display technology development and license fees received from AU Optronics Corp. in fiscal year 2011	-	1,187,320
Settlement with AU Optronics Corporation	9,000,000	-
Total revenue	9,255,000	2,292,320

Operating costs and expenses:
Inventor royalties and contingent legal fees	152,861	465,095
Litigation and licensing expense	3,472,908	266,537
Amortization of patents	243,972	233,129
Marketing, general and administrative expenses (including non-cash stock option compensation expenses of $2,338,299 and $2,346,587, respectively)	5,152,489	4,807,154
Total operating costs and expenses	9,022,230	5,771,915

Income (loss) from operations	232,770	(3,479,595)

Change in value of derivative liabilities	-	(1,460,704)

Loss on extinguishment of debt	-	(482,915)

Interest expense	(333,779)	(1,082,041)

Dividend income	-	47,568

Interest income	14,379	4,817

Loss before income taxes	(86,630)	(6,452,870)

Provision for income taxes	-	-

Net loss	$(86,630)	$(6,452,870)

Other comprehensive loss:
Unrealized loss on investment in Videocon Industries Limited global depository receipts	-	(46,371)

Total comprehensive loss	$(86,630)	$(6,499,241)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.75)

Weighted average common shares outstanding:
Basic and diluted	8,773,279	8,619,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	For the Three Months Ended July 31,

	2015	2014
Revenue:
Revenue from licensing activities	$95,000	$-
Amortization of display technology development and license fees received from AU Optronics Corp. in fiscal year 2011	-	1,187,320
Total revenue	95,000	1,187,320

Operating costs and expenses:
Inventor royalties and contingent legal fees	48,917	-
Litigation and licensing expense	32,636	162,520
Amortization of patents	81,324	81,289
Marketing, general and administrative expenses (including non-cash stock option compensation expenses of $780,591 and $469,481, respectively)	1,422,844	1,103,094
Total operating costs and expenses	1,585,721	1,346,903

Loss from operations	(1,490,721)	(159,583)

Change in value of derivative liabilities	-	850,000

Interest expense	(115,981)	(280,913)

Interest income	4,523	1,497

(Loss) income before income taxes	(1,602,179)	411,001

Provision for income taxes	-	-

Net (loss) income	$(1,602,179)	$411,001

Other comprehensive (loss) income:
Unrealized income on investment in Videocon Industries Limited global depository receipts	-	173,518

Total comprehensive (loss) income	$(1,602,179)	$584,519

Net (loss) income per common share:
Basic	$(0.18)	$0.05
Diluted	$(0.18)	$0.04

Weighted average common shares outstanding:
Basic	8,762,540	8,930,070
Diluted	8,792,540	10,633,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED July 31, 2015 (UNAUDITED)

					Additional Paid-in Capital		Total Shareholders’ Equity
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Par Value	Shares	Par Value

Balance, October 31, 2014	140	$14,000	8,788,176	$87,882	$148,677,413	$(144,769,722)	$4,009,573
Stock option compensation to employees and consultants	-	-	-	-	2,338,299	-	2,338,299
Common stock issued upon exercise of stock options	-	-	13,334	133	34,202		34,335
Common stock issued to consultants	-	-	11,600	116	45,984	-	46,100
Repurchase of 92,232 shares of common stock and cancellation of warrants to purchase 16,000 shares of common stock	-	-	-	-	(343,972)	-	(343,972)
Retire common stock repurchased	-	-	(92,232)	(922)	922	-	-
Net loss	-	-	-	-	-	(86,630)	(86,630)
Balance, July 31, 2015	140	$14,000	8,720,878	$87,209	$150,752,848	$(144,856,352)	$5,997,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	July 31,
	2015	2014
Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(86,630)	$(6,452,870)
Stock option compensation to employees and consultants	2,338,299	2,346,587
Common stock issued to consultants	46,100	40,748
Common stock issued to pay interest on convertible debentures	-	61,778
Amortization of patents	243,972	233,129
Accretion of interest on patent acquisition obligations to interest expense	333,779	286,002
Amortization of convertible debenture discount to interest expense	-	575,210
Loss on extinguishment of debt	-	482,915
Common stock issued to acquire patent license	-	62,000
Change in value of derivative liabilities	-	1,460,704
Loss on acquisition of 32,000 shares of common stock and cancellation of warrants to purchase 16,000 shares of common stock	101,280	-
Other	19,363	(553)
Change in operating assets and liabilities:
Accounts receivable	400,000	41,667
Prepaid expenses and other current assets	(133,035)	60,066
Accounts payable and accrued expenses	(813,300)	28,101
Royalties and contingent legal fees payable	(284,536)	(55,343)
Deferred revenue	-	(1,187,320)
Net cash provided by (used in) operating activities	2,165,292	(2,017,179)
Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(2,550,000)	(3,700,000)
Proceeds from maturities and sales of short-term investments in certificates of deposit	2,650,000	1,150,000
Payments for purchases of property and equipment	(54,776)	-
Other	-	(3,798)
Net cash provided by (used in) investing activities	45,224	(2,553,798)
Cash flows from financing activities:
Proceeds from issuance of convertible debentures	-	3,500,000
Proceeds from sale of common stock, net		3,673,135
Proceeds from exercise of warrants to purchase common stock	-	300,009
Proceeds from exercise of employee stock options	34,335	51,225
Payments to redeem convertible debentures	-	(200,000)
Payments to acquire 92,232 shares of common stock and cancellation of warrants to purchase 16,000 shares of common stock	(445,252)	-
Net cash (used in) provided by financing activities	(410,917)	7,324,369
Net increase in cash and cash equivalents	1,799,599	2,753,392
Cash and cash equivalents at beginning of period	3,361,246	898,172
Cash and cash equivalents at end of period	$5,160,845	$3,651,564

Supplemental disclosure of investing and financing activities:
Non-cash patent acquisition	$-	$3,036,011
Common stock to acquire patent license	$-	$247,600
Common stock issued upon conversion of debentures	$-	$2,735,349
Fair value of debenture embedded conversion feature at date of issuance	$-	$1,570,000
Relative fair value of warrants issued with convertible debentures	$-	$513,122

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

The Company currently owns, controls, or is developing technologies in the primary areas of: thin-film displays, encrypted communications, advanced materials applications, and cancer diagnostics. In June 2015, we formed Anixa Diagnostics Corporation, a wholly owned subsidiary of ITUS that is developing non-invasive, cancer screening tests.  We are continuing our licensing programs in connection with our patented encrypted communications, and advanced materials applications technologies.  In addition we have resumed our Nano field emission display development program. The Company is looking to invest its resources in other emerging technology areas.

Funding and Management’s Plans

During the nine months ended July 31, 2015, cash generated from operating activities was approximately $2,165,000.  Net cash provided by investing activities was approximately $45,000, which reflected proceeds from the sale or maturity of certificates of deposit totaling $2,650,000 and disbursement of $2,550,000 for the purchase of certificates of deposit and approximately $55,000 for the purchase of property and equipment.  Cash used in financing activities was approximately $411,000, which included approximately $445,000 for the repurchase of 92,232 shares of our common stock, including 60,232 shares of common stock purchased in open market transactions at a cost of approximately $245,000, and cancellation warrants to purchase 16,000 shares of our common stock, offset by the proceeds from exercise of stock options of approximately $34,000. As a result, our cash, cash equivalents, and short-term investments at July 31, 2015 increased by approximately $1,700,000 to approximately $7,561,000 from approximately $5,861,000 at the end of fiscal year 2014.

Based on currently available information as of August 18, 2015, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from licensing and other potential sources of cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements or if we elect to purchase assets or a business for cash, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

Reverse Stock Split

On June 26, 2015, we effected a 1-for-25 reverse stock split (the “Stock Split”) of our issued common stock and preferred stock. Each shareholders’ percentage ownership and proportional voting power remained unchanged as a result of the Stock Split. All applicable share data, per share amounts and related information in the condensed consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the Stock Split.  As a result of the Stock Split, the number of shares of our common stock and preferred stock authorized was also decreased by the same proportion as the outstanding shares.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 31, 2014, as reported by us in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 29, 2015.  The October 31, 2014 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of July 31, 2015, and results of operations and cash flows for the interim periods represented.  The results of operations for the three and nine months ended July 31, 2015 are not necessarily indicative of the results to be expected for the entire year.

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Licensing

In certain instances, our past revenue arrangements have provided for the payment of contractually determined fees in settlement of litigation and in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries. These arrangements typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  In such instances, the intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, our operating subsidiaries had no further obligations.  As such, the earnings process was complete and revenue has been recognized upon the execution of the agreement, when collectability was reasonably assured, and when all other revenue recognition criteria had been met.

Intangible Assets

Our only identifiable intangible assets are patents and patent rights. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life. Patent acquisition costs capitalized during the nine months ended July 31, 2015 and 2014, was approximately $-0- and $3,036,000, respectively.  We did not capitalize any patent acquisition costs during the three months ended July 31, 2015 and 2014. We recorded patent amortization expense of approximately $244,000 and $233,000 during the nine months ended July 31, 2015 and 2014, respectively, and approximately $81,000 and $81,000 during the three months ended July, 2015 and 2014, respectively.

2.         AUO SETTLEMENT

            On December 29, 2014, the Company and AU Optronics Corporation (“AUO”) entered into a Settlement Agreement, and a Patent Assignment Agreement, resolving a lawsuit filed by the Company against AUO in connection with the joint development and commercialization of the Company’s patented ePaper® Electrophoretic Display, and Nano Field Emission Display technologies. The Company received an aggregate of $9,000,000 from AUO, and transferred certain electrophoretic display patents to AUO. For more information regarding our lawsuit against AUO and the Settlement Agreement and Patent Assignment Agreement with AUO, please refer to our Annual Report on Form 10-K filed with the SEC on January 29, 2015.

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

We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $1,671,000 and $1,562,000, during the nine months ended July 31, 2015 and 2014, respectively, and approximately $445,000 and $573,000 during the three months ended July 31, 2015 and 2014, respectively. Stock-based compensation expense for the nine months ended July 31, 2015 and 2014 includes approximately $1,587,000 and $1,089,000, respectively, and during the three months ended July 31, 2015 and 2014 approximately $408,000 and $496,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but vested in the current period.  As of July 31, 2015, there was unrecognized compensation cost related to non-vested stock options granted to employees and directors, related to service based options of approximately $644,000, which will be recognized over a weighted-average period of 1 year.

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

We recorded consulting expense, related to stock options granted to consultants, during the nine months ended July 31, 2015 and 2014 of approximately $668,000 and $784,000, respectively, and approximately $335,000 and $(103,000) during the three months ended July 31, 2015 and 2014, respectively.  Stock-based consulting expense for the nine and three months ended July 31, 2015 represents the amortization of compensation cost for stock options granted in prior periods but vested in the current period.  Stock-based consulting expense for the nine and three ended July 31, 2014 includes approximately $736,000 and $(107,000), respectively, related to the amortization of compensation cost for stock options granted in prior periods but vested in the current period. As of July 31, 2015, there was unrecognized consulting expense related to non-vested stock options granted to consultants, related to service based options of approximately $221,000, which will be recognized over a weighted-average period of .5 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving performance targets. To determine the weighted average fair value of stock options on the date of grant, employees and directors are included in a single group.  The fair value of stock options granted to consultants is determined on an individual basis. Stock options we granted during the nine months ended July 31, 2015 consisted of awards exercisable for 10 years that vest over one year or over three years.  The stock options we granted during the nine months ended July 31, 2014 consisted of awards with 10-year terms that vest over one year, options with 10-year terms that vest over 36 months, options with 5-year terms which vest immediately and options with 10-year terms which vest upon achievement of performance milestones.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the nine months ended July 31, 2015 and 2014, and the three months ended July 31, 2015 and 2014.

	For the Nine Months Ended July 31,		For the Three Months Ended July 31,

	2015	2014	2015	2014
Weighted average fair value at grant date	$2.40	$5.50	$3.09	$6.25
Valuation assumptions:
Expected life (years)	5.36	5.79	5.75	5.98
Expected volatility	114.8%	115.4%	117.8%	115.1%
Risk-free interest rate	1.66%	1.82%	2.01%	1.93%
Expected dividend yield	0	0	0	0

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

Stock Option Activity

During the nine months ended July 31, 2015 and 2014, we granted options to purchase 60,400 and 520,400 shares, respectively, of common stock at weighted average exercise prices of $2.91 and $5.50 per share, respectively, pursuant to the ITUS Corporation 2010 Share Incentive Plan (the "2010 Share Plan”).  During the nine months ended July 31, 2015, stock options to purchase 13,334 shares of common stock were exercised with aggregate proceeds of approximately $34,000. During the nine months ended July 31, 2014, stock options to purchase 13,800 shares of common stock were exercised with aggregate proceeds of approximately $51,000.

Stock Option Plans

As of July 31, 2015, we have two stock option plans: the ITUS Corporation 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants. In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013. Information regarding the 2003 Share Plan for the nine months ended July 31, 2015 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2014	493,991	$18.00
Forfeited	(82,191)	$15.57
Options Outstanding and exercisable at July 31, 2015	411,800	$17.22	$156,896

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of July 31, 2015:

		Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding

$ 1.79 - $ 9.25	77,880	1.91	$2.89
$10.75 - $17.50	101,200	1.04	$15.21
$18.50 - $23.00	192,720	1.39	$21.57
$29.25	40,000	2.06	$29.25

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants. As of July 31, 2015, the 2010 Share Plan had 982,955 shares available for future grants. Information regarding the 2010 Share Plan for the nine months ended July 31, 2015 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2014	728,560	$5.75
Granted	60,400	$2.91
Exercised	(13,334)	$2.58
Forfeited	(243,355)	$6.39
Options Outstanding at July 31, 2015	532,271	$3.32	$986,700
Options Exercisable at July 31, 2015	383,982	$3.45	$652,231

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of July 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)

			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$2.58 - $9.25	532,271	7.25	$3.32	383,982	6.75	$3.45

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, the Board of Directors approved the grant of stock options to purchase 1,780,000 shares. Information regarding stock options outstanding that were not granted under the 2003 Plan or the 2010 Plan for the nine months ended July 31, 2015 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2014	1,780,000	$5.50
Options Outstanding at July 31, 2015	1,780,000	$2.69	$3,958,650
Options Exercisable at July 31, 2015	1,689,179	$2.69	$3,748,399

The following table summarizes information about stock options outstanding that were not granted under the 2003 Share Plan or the 2010 Share Plan as of July 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)

			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$2.58-$5.50	1,780,000	7.01	$2.69	1,689,179	7.01	$2.69

On January 28, 2015, the Board of Directors authorized management of the Company to re-price issued and outstanding stock options for all of the officers, directors and employees of the Company, at any time prior to February 16, 2015. On February 5, 2015, management acted to re-price 2,184,126 issued and outstanding stock options (the “Re-Priced Options”) pursuant to the authority granted by the Board of Directors. The new exercise price of the Re-Priced Options is $2.575, the closing sales price of the Company’s common stock on February 5, 2015.  All other terms of the previously granted Re-Priced Options remain the same. The Company recorded additional stock-based compensation of approximately $297,000, as of February 5, 2015, related to this re-pricing. This amount was determined to be the incremental value of the fair value of the Re-Priced Options compared to the fair value of the original option immediately before the re-pricing.

Stock Awards

We account for stock awards granted to employees and consultants based on their grant date fair value, in accordance with ASC 718 and ASC 505-50, respectively. During the nine months ended July 31, 2015 and 2014, we issued 11,600 shares and 5,200 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the nine months ended July 31, 2015 and 2014 of approximately $46,000 and $41,000, respectively, for the shares of common stock issued to consultants. During the three months ended July 31, 2015 and 2014, we issued 10,000 shares and 800 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the three months ended July 31, 2015 and 2014 of approximately $40,000 and $6,000, respectively, for the shares of common stock issued to consultants.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of July 31, 2015:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$3,571,191	$-	$-	$3,571,191
Certificates of deposit - Short term investments	-	2,400,000	-	2,400,000
Total financial assets	$3,571,191	$2,400,000	$-	$5,971,191

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2014:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$155,964	$-	$-	$155,964
Certificates of deposit -Short term investments	-	2,500,000	-	2,500,000
Total financial assets	$155,964	$2,500,000	$-	$2,655,964

          The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of July 31, 2015:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$3,570,060	$3,570,060
	$-	$-	$3,570,060	$3,570,000

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of October 31, 2014:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$3,236,281	$3,236,281
	$-	$-	$3,236,281	$3,236,281

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Patent acquisition obligation
Balance October 31, 2013	$-
Initial fair value	2,850,511
Accreted interest on patent obligation	385,770
Balance October 31, 2014	3,236,281
Accreted interest on patent obligation	333,779
Balance July 31, 2015	$3,570,060

Our non-financial assets that may be measured at fair value on a non-recurring basis include our patents and property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximates their individual carrying amounts due to the short term nature of these measurements. These assets and liabilities were not presented in the preceding table.

5.         INVESTMENTS

At July 31, 2015 and October 31, 2014, we had certificates of deposit of $2,400,000 and $2,500,000, respectively, which were classified as short-term investments and reported at fair value.

6.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consist of the following as of:

	July 31, 2015	October 31, 2014

Accounts payable	$424,688	$540,179
Payroll and related expenses	-	372,753
Accrued litigation expense, consulting and other professional fees	7,000	320,493
Accrued other	4,438	16,001
	$436,126	$1,249,426

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

Dilutive EPS for the three months ended July 31, 2014 excluded stock options to purchase 357,920 shares and warrants to purchase 715,379 shares because their effect would be antidilutive. The following is a reconciliation between basic weighted average common shares outstanding and dilutive weighted average common shares outstanding for the three months ended July 31, 2014:

For the Three Months Ended July 31, 2014

Basic weighted average common shares outstanding	8,930,070
Effect of convertible debentures	739,958
Effect of warrants	71,822
Effect of stock options	892,050
Dilutive weighted average common shares outstanding	10,633,900

Diluted EPS for the nine and three months ended July 31, 2015 and the nine months ended July 31, 2014 are the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the nine and three months ended July 31, 2015 were stock options to purchase 2,724,072 shares, warrants to purchase 1,028,932 shares and preferred stock convertible into 739,958 shares and for the nine months ended July 31, 2014 were stock options to purchase 2,975,951 shares, warrants to purchase 1,036,932 shares and debentures convertible into 739,958 shares.

8.         EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  In July 2015, a one year deferral of the effective date of the new guidance was approved. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

9.         INCOME TAXES

We file Federal, New York State and California State income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1997.  We account for interest and penalties related to income tax matters, if any, in marketing, general and administrative expenses. There are no unrecognized income tax benefits as of July 31, 2015 and October 31, 2014.

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

On December 29, 2014, we reached a Settlement Agreement resulting in our receipt of an aggregate of $9,000,000 in settlement of a dispute (Note 2). As a result we realized taxable income during the first quarter of fiscal year 2015.  We expect any taxable income for the full fiscal year will be completely offset by our net operating loss carryforwards, resulting in no tax due in any jurisdiction. Accordingly, we have not recorded a tax provision for the interim periods anticipating a partial release of the valuation reserve recorded against our deferred tax assets to the extent of the net operating loss carryforwards actually used for the full fiscal year.

10.       COMMITMENT AND CONTINGENCES

Patent Acquisition Obligations

As of July 31, 2015, we have incurred obligations due no later than November 2017 related to the acquisition of patents, which have a discounted present value of approximately $3,570,000, and which amount will be reduced by royalties paid during the period.  The payment due in November 2017 is payable at the option of the Company in cash or common stock.

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

The Company currently owns, controls, or is developing technologies in the primary areas of: thin-film displays, encrypted communications, advanced materials applications, and cancer diagnostics. In June 2015, we formed Anixa Diagnostics Corporation, a wholly owned subsidiary of ITUS that is developing non-invasive, cancer screening tests.  We are continuing our licensing programs in connection with our patented encrypted communications, and advanced materials applications technologies.  In addition we have resumed our Nano field emission display development program. The Company is looking to invest its resources in other emerging technology areas.

RESULTS OF OPERATIONS

Nine months ended July 31, 2015 compared with nine months ended July 31, 2014

Revenue from Settlement with AU Optronics Corporation

Revenue from the Settlement with AU Optronics Corporation was $9,000,000 for the nine months ended July 31, 2015, compared to $-0- in the comparable prior year period.  On December 29, 2014, the Company and AU Optronics Corporation (“AUO”) entered into a Settlement Agreement (the “AUO Settlement Agreement”) and a Patent Assignment Agreement (the “AUO Patent Assignment Agreement”) pursuant to which the Company received an aggregate of $9,000,000 from AUO (the “AUO Settlement”). The AUO Settlement Agreement and the AUO Patent Assignment Agreement were entered into to resolve a lawsuit filed by the Company against AUO in January of 2013, relating to joint development projects in connection with the Company’s ePaper® Electrophoretic Display, and Nano Field Emission Display (“nFED”) technologies.  As part of the AUO Settlement, the Company terminated AUO’s license to the Company’s patented Nano Field Emissions Display technology.

Revenue from Licensing Activities

For the nine months ended July 31, 2015, we recorded revenue from licensing activities of $255,000 from 3 license agreements. In the comparable prior year period we recorded revenue from licensing activities of $1,105,000 from 5 license agreements. The license agreements provided for one-time, non-recurring, lump sum payments in exchange for non-exclusive retroactive and future licenses, or covenants not to sue.  Accordingly, the earning process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.

Display Technology Development and License Fees

For the nine months ended July 31, 2014, we recognized display technology development and license fee revenue of approximately $1,187,000, representing the balance of the initial $3 million payment received from AUO in fiscal year 2011.  We did not record any display technology development and license fees during the nine months ended July 31, 2015.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees were approximately $153,000 for the nine months ended July 31, 2015, compared to approximately $465,000 in the comparable prior year period.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.

Litigation and Licensing Expenses

Litigation and licensing expenses increased by approximately $3,206,000 to approximately $3,473,000 in the nine months ended July 31, 2015, from approximately $267,000 in the comparable prior year period.  Litigation and licensing expenses in the current period were primarily related to the settlement with AUO.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $244,000 for the nine months ended July 31, 2015, compared to approximately $233,000 in the comparable prior year period.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased by approximately $345,000 to approximately $5,152,000 in the nine months ended July 31, 2015, from approximately $4,807,000 in the comparable prior-year period. The increase in marketing, general and administrative expenses was principally due to an increase in legal and accounting fees of approximately $233,000, an increase in non-cash employee stock option expense of approximately $108,000, an increase in consulting expense of approximately $105,000 and non-recurring costs associated with former employees’ severance arrangements of approximately $101,000, offset by a decrease in investor relations and public relations expense of approximately $125,000 and a decrease in non-cash consultant stock option expense of approximately $117,000.

Change in Value of Derivative Liability

Change in value of derivative liability was $-0- in the nine months ended July 31, 2015, compared to a loss of approximately $1,461,000 in the comparable prior year period. The derivative liability in the prior year period was related to the embedded conversion features associated with the Convertible Debentures due January 2015 and the Convertible Debentures due November 2016, and changed each reporting period based upon the market price of common stock and the time remaining to the maturity of the debentures. As of October 31, 2014, the Company no longer had any convertible debentures.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $-0- in the nine months ended July 31, 2015, compared to a loss of approximately $483,000 in the comparable prior year period.  The loss during the nine months ended July 31, 2014 related to the conversion of $1,240,000 principal amount of the Convertible Debentures due January 2015 into 330,684 shares of common stock and the prepayment of $200,000 of principal amount of Convertible Debentures due January 2015.

Interest Expense

Interest expense decreased by approximately $748,000 to approximately $334,000 for the nine months ended July 31, 2015 from approximately $1,082,000 in the prior year period.  Interest expense for the nine months ended July 31, 2015 and 2014 includes approximately $-0- and $796,000, respectively, related to convertible debentures and approximately $334,000 and $286,000, respectively, of accreted interest on our patent acquisition obligation.

Dividend Income

There was no dividend income received in the nine months ended July 31, 2015. Dividend income of approximately $48,000 received in the nine months ended July 31, 2014 was related to our investment, at the time, in Videocon Industries Limited global depository receipts (the “Videocon GDRs”). We disposed of our investment in the Videocon GDRs in August 2014.

Interest Income

Interest income increased to approximately $14,000 in the nine months ended July 31, 2015 compared to approximately $5,000 in the nine months ended July 31, 2014 due to an increase in the amount invested in money market funds and certificates of deposit during the current period.

Three months ended July 31, 2015 compared with three months ended July 31, 2014

Revenue from Licensing Activities

For the three months ended July 31, 2015, we recorded revenue from licensing activities of $95,000 from 1 license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for non-exclusive retroactive and future licenses, or covenants not to sue. Accordingly, the earning process from this license was complete and 100% of the revenue was recognized upon execution of the license agreement. We did not enter into any license agreements during the three months ended July 31, 2014 and we did not record any revenue from licensing activities during that period.

Display Technology Development and License Fees

For the three months ended July 31, 2014, we recognized display technology development and license fee revenue of approximately $1,187,000 representing the balance of the initial $3 million payment received from AUO in fiscal year 2011. We did not record any display technology development and license fees during the three months ended July 31, 2015.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees were approximately $49,000 for the three months ended July 31, 2015, compared to $-0- in the comparable prior year period.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.

Litigation and Licensing Expenses

Litigation and licensing expenses were approximately $33,000 in the three months ended July 31, 2015, compared to approximately $163,000 in the comparable prior year period.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $81,000 and $81,000 for the three months ended July 31, 2015 and 2014, respectively. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased by approximately $320,000 to approximately $1,423,000 in the three months ended July 31, 2015, from approximately $1,103,000 in the comparable prior-year period.  The increase in marketing, general and administrative expenses was principally due to an increase in non-cash consultant stock option expense of approximately $439,000, an increase in legal and accounting fees of approximately $71,000, offset by a decrease in non-cash employee stock option expense of approximately $128,000 and a decrease in other miscellaneous expenses of approximately $114,000

Change in Value of Derivative Liability

Change in value of derivative liability was $-0- in the three months ended July 31, 2015, compared to a gain of approximately $850,000 in the comparable prior year period. The derivative liability in the prior year period was related to the embedded conversion features associated with the Convertible Debentures due January 2015 and the Convertible Debentures due November 2016, and changed each reporting period based upon the market price of common stock and the time remaining to the maturity of the debentures. As of October 31, 2014, the Company no longer had any convertible debentures.

Interest Expense

Interest expense decreased by approximately $165,000 to approximately $116,000 for the three months ended July 31, 2015 from approximately $281,000 in the prior year period. Interest expense for the three months ended July 31, 2015 and 2014 includes approximately $-0- and $181,000, respectively, related to convertible debentures and approximately $116,000 and $100,000, respectively, of accreted interest on our patent acquisition obligation.

Interest Income

Interest income increased to approximately $5,000 in the three months ended July 31, 2015 compared to approximately $1,000 in the three months ended July 31, 2014 due to an increase in the amount invested in money market funds and certificates of deposit during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of August 18, 2015, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from licensing and other potential sources of cash flows will be sufficient to enable us to continue our business activities for at least 12 months. However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements or if we elect to purchase assets or a business for cash, we may seek to sell equity securities or obtain loans from various financial institutions where possible. The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available, if needed, on favorable terms or at all. If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

During the nine months ended July 31, 2015, cash generated from operating activities was approximately $2,165,000.  Net cash provided by investing activities was approximately $45,000, which reflected proceeds from the sale or maturity of certificates of deposit totaling $2,650,000 and disbursement of $2,550,000 for the purchase of certificates of deposit and approximately $55,000 for the purchase of property and equipment.  Cash used in financing activities was approximately $411,000, which included approximately $445,000 for the repurchase of 92,232 shares of our common stock, including 60,232 shares of common stock purchased in open market transactions at a cost of approximately $245,000, and cancellation warrants to purchase 16,000 shares of our common stock, offset by the proceeds from exercise of stock options of approximately $34,000. As a result, our cash, cash equivalents, and short-term investments at July 31, 2015 increased by approximately $1,700,000 to approximately $7,561,000 from approximately $5,861,000 at the end of fiscal year 2014.

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

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $1,671,000 and $1,562,000 during the nine months ended July 31, 2015 and 2014, respectively, and approximately $445,000 and $573,000 during the three months ended July 31, 2015 and 2014, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50. We recognized stock-based compensation expense for stock options granted to non-employee consultants during the nine months ended July 31, 2015 and 2014, of approximately $668,000 and $784,000, respectively, and for the three months ended July 31, 2015 and 2014 of approximately  $335,000 and $(103,000), respectively.

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

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  In July 2015, a one year deferral of the effective date of the new guidance was approved.  We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of July 31, 2015, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2015, the Company issued 10,000 shares of our common stock to a company in payment of public relations and investor relations services.  The common stock was issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

During the three months ended July 31, 2015, the Company repurchased 60,232 shares of our common stock in open market transactions as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plan
June 1 to June 30, 2015	33,757	$3.66	33,757	-
July 2 to July 27, 2015	26,475	$4.60	26,475	-
Total	60,232	$4.07	60,232	$4,755,000

(1) The Company announced the authorization of an up to $5,000,000 stock repurchase program on October 29, 2014. The repurchase program expires on October 29, 2016.

Item 3. Defaults Upon Senior Securities.

 None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

            (a)        None.

(b)        There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.  Exhibits.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 18, 2015.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 18, 2015.

32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated August 18, 2015.

32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated August 18, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
August 18, 2015		(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer
August 18, 2015		(Principal Financial and Accounting Officer)