Form 10-K
period 2015-10-31
ITUS Corp
filed 2015-12-23
CIK 715446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________
Commission file number: 0-11254
ITUS CORPORATION
(Exact Name of Registrant as Specified in its Charter)
Delaware	11-2622630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025 (310) 484-5200
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value
Securities registered pursuant to Section 12(g) of the Act: None

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

Accelerated filer  [__]

Non-accelerated filer  [__] (Do not check if a smaller reporting company)

Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the OTCQB on such date ($3.00 ): $23,589,150

On December 17, 2015, the registrant had outstanding 8,724,878 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.
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

PART I

Item 1.  Business.

Overview

We were incorporated on November 5, 1982 under the laws of the State of Delaware.  From inception through October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  In October of 2012 under the leadership of a new management team, the Company undertook a transformation process to recapitalize the Company, unencumber the Company’s assets, seek reparations from a previous joint development partner, change the Company’s name and ticker symbol, relocate the Company’s headquarters and modernize its systems, and monetize patented technologies developed by the Company, or acquired from third parties. In July of 2015, the Company’s stock was accepted for listing and began trading on the NASDAQ Capital Market.

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation (“Anixa”), to develop non-invasive blood tests for the early detection of solid tumor based cancers. In July of 2015, Anixa entered into a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating Anixa’s cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood stream identified by Anixa and associated with solid tumors. In October of 2015, Anixa and Wistar announced very favorable results from initial testing of a small group of breast cancer patients and healthy controls. One hundred percent (100%) of the blood samples tested from breast cancer patients showed the presence of the biomarkers identified by Anixa, and none of the healthy patient blood samples contained the biomarkers. A more extensive clinical study is currently being conducted.

Based upon and following the results of the more extensive clinical study, Anixa will determine what further studies are necessary and whether and when to begin the process of seeking regulatory approval for a cancer screening test or tests utilizing Anixa’s technology. One manner of seeking regulatory approval is to have a lab certified to run the Anixa cancer screening tests pursuant to the Clinical Laboratory Improvement Act of 1988 (“CLIA”). Among other things, CLIA requires clinical laboratories that perform diagnostic testing to be certified by the state in which the lab is located, as well as the Center for Medicare and Medicaid Services. If Anixa seeks regulatory approval pursuant to CLIA, only those laboratories that are certified under CLIA to run the Anixa diagnostic test would be able to process test samples. CLIA certification may or may not require additional studies. Anixa could seek to establish its own CLIA certified laboratory to run the diagnostic tests, or Anixa could potentially contract with an existing CLIA certified lab, and seek to have that laboratory certified to run the Anixa diagnostic test.

Another manner of obtaining regulatory approval would be to seek to have an Anixa diagnostic test or tests approved by The Food and Drug Administration (“FDA”) pursuant to what are commonly referred to as either the 510(K) process, or the Premarket Application (“PMA”) process. The appropriate pathway for FDA approval would depend upon a variety of factors, including the intended use of the test, and the risks associated with such use. FDA approval can take several years and would entail additional clinical studies.

The decision of whether and when to seek CLIA certification or FDA approval of a diagnostic test or tests utilizing Anixa’s technology will be dependent on a variety of factors, including the results from Anixa’s more extensive clinical study, the capital requirements of each approval process, the landscape for competitive diagnostic testing, and the time and resources required by each approval process. It is possible that Anixa may seek to have one or more diagnostic tests approved via CLIA certification, and other diagnostic test or tests approved by the FDA, or that Anixa may seek simultaneous approval of a particular diagnostic test or tests.

Over the next several quarters, we expect Anixa to be the primary focus of the Company. As part of our legacy operations, the Company has outsourced a small development project in connection with one of the Company’s thin-film display technologies, and through certain of its subsidiary companies, the Company remains engaged in limited patent licensing activities in the areas of encryption and advanced materials.  We do not expect these activities to be a significant part of the Company’s ongoing operations.

Over the past several quarters, our revenue has been derived from technology licensing and the sale of patented technologies, including in connection with the settlement of litigation. In addition to Anixa, the Company expects to make investments in and form new companies to develop additional emerging technologies.

AU Optronics Lawsuit and Settlement

On December 29, 2014, the Company and AU Optronics Corporation (“AUO”) entered into a Settlement Agreement, and a Patent Assignment Agreement, resolving a lawsuit filed by the Company against AUO in connection with the joint development and commercialization of two of the Company’s thin-film display technologies. The Company received an aggregate of $9,000,000 from AUO, and transferred certain patents to AUO as part of the settlement.

Competition

Background

Continuing scientific advances and discoveries, the ability to more quickly process and analyze large amounts of scientific data, and decreases in the cost of sophisticated equipment and technologies, have resulted in the potential for significant advances in cancer treatment, and in particular, cancer diagnostics. Cancer statistics gathered over the past several decades provide overwhelming evidence that the earlier that cancers are detected, the greater the survival rates. Up until now, doctors have primarily relied upon technologies such as imaging (x-rays, CT Scans, MRI’s, PET Scans, Ultrasounds) and biopsies and other invasive procedures for cancer detection and cancer diagnoses. In many cases, these diagnostic procedures were performed after patients exhibited one or more symptoms of cancer, at which point the cancer may likely no longer be at an early stage. Existing diagnostic technologies such as imaging have gotten better, and invasive diagnostic procedures such as colonoscopies have become more accurate and less risky, and we expect these types of traditional diagnostic tools to continue to predominate the cancer diagnostic market for the foreseeable future.

However, we believe that with advancing medical knowledge, improvements in equipment and technologies, and reduction in costs of new technologies, our industry will create new types of cancer diagnostic testing that will outperform many of the traditional diagnostic tests, eliminate many of the negative consequences of existing diagnostic testing, and ultimately predominate the cancer diagnostic market.

Anixa has identified a class of biomarkers that it believes are present in the blood of patients with tumor based cancers, and is perfecting a process and methodology for detecting those biomarkers. The goal is to create a platform that can be used to launch a series of simple and affordable blood tests that can be used to detect and monitor many of the most deadly forms of cancer, including lung cancer, breast cancer, ovarian cancer, colon cancer, pancreatic cancer, and others. It is unlikely that the Company will initially simultaneously launch tests for each of the cancers identified above, and that specific and individual cancer tests for both the cancer screening and cancer monitoring markets will be launched over time.

Statistics from The American Cancer Society indicate that one out of every two males, and one out of every three females, will develop some form of cancer during their lifetimes. With approximately 200 million adults in the United States alone, we believe that the market for new, non-invasive cancer diagnostic technologies and testing will be enormous, and that there will be sufficient demand to support many different technologies and tests.

Cancer Diagnostic Technologies

If successful, we believe Anixa’s cancer diagnostic testing will have several advantages over existing diagnostic technologies. For example, repeated exposure to radiation from x-ray technologies, such as mammograms, has become an increasing concern for the medical community, causing authorities to re-evaluate the recommended frequency of such x-ray based tests.  Traditional biopsies are often impossible for some tumor based cancers depending on the location of the tumor, and are invasive, expensive, and painful enough to warrant only limited use for other tumor based cancers even when the tumor can be accessed. In addition, such biopsies are limited in their inability to detect the heterogeneity of many cancerous tumors, and the ongoing mutations that are often evident as the tumor progresses. False positives in existing testing such as the PSA test, result in otherwise healthy patients being misdiagnosed, and subject to unnecessary follow-on treatments and medical procedures.  Patient inconvenience, risk of side effects from anesthesia, and risk of other complications result in low patient compliance with otherwise effective cancer screening tests such as the colonoscopy.  These are just a few examples of the challenges with traditional tests that Anixa’s technology seeks to eliminate.  Such will be the foundation for the competitive advantages that Anixa’s expects to have over existing diagnostic testing.

Many public and private companies have announced plans and ongoing research efforts to launch non-invasive cancer diagnostic tests, and tools that can be used for non-invasive cancer testing. These companies include well established, and successful biotech companies, start-ups, and companies of all sizes.  Almost every bodily fluid, including blood, plasma, urine, saliva, and excrement, are being studied for biomarkers or indicators of one or more types of cancer. The term that has been used to describe the category of this type of non-invasive cancer diagnostic testing is “Liquid Biopsy”.  In general, most of these companies are focused on identifying and analyzing one of three types of biomarkers: circulating tumor cells (“CTC’s”), circulating tumor DNA (“ctDNA”), and Exosomes. Each of these types of biomarkers has their advantages and disadvantages, and we expect that tests incorporating these and other biomarkers will make their way into the cancer diagnostic marketplace.

Anixa believes that its diagnostic platform has the potential for at least three distinct advantages over the types of biomarker tests referred to above. First, it appears that the biomarkers that Anixa is using may be present in multiple types of tumor based cancers. As a result, our technology could become the basis of a diagnostic platform from which multiple tests could be launched for multiple types of solid tumor based cancers.  Most biomarkers are associated with and useful for only one type or sub-type of cancer. Second, it appears that the biomarkers that Anixa is using may be present in both advanced, and early stages of cancers. Third, Anixa’s potential methodology for detecting the biomarkers that Anixa is using is significantly less expensive than the technologies commonly used for tests based on CTC’s, ctDNA, and Exosomes.

Employees

As of October 31, 2015, on a consolidated basis, we had six full-time employees.

Other

We were incorporated on November 5, 1982 under the laws of the State of Delaware.  From inception through the end of October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  Our current business model includes investing in and forming new companies to develop emerging technologies, including our Anixa Diagnostics Corporation, our cancer diagnostics subsidiary.

Our principal executive offices are located at 12100 Wilshire Boulevard, Suite 1275, Los Angeles, California 90025, our telephone number is 310-484-5200 and our Internet website address is www.ITUScorp.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”).  Alternatively, you may also access our reports at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. and 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Item 1A.

Risk Factors.

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

Risks Related to Our Financial Condition and Operations

We have a history of losses and may incur additional losses in the future.

On a cumulative basis we have sustained substantial losses and negative cash flows from operations since our inception.  As of October 31, 2015, our accumulated deficit was approximately $146,149,000.  As of October 31, 2015, we had approximately $6,769,000 in cash and cash equivalents and short-term investments, and working capital of approximately $6,302,000. We incurred losses of approximately $1,379,000 in fiscal year 2015. We expect to incur material research and development expenses and to continue incurring significant legal and general and administrative expenses in connection with our operations.  As a result, we anticipate that we will incur losses in the future.

We may need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

Based on currently available information as of December 21, 2015, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business will suffer.

Our consolidated cash, cash equivalents and short-term investments on hand totaled approximately $6,769,000 and $5,861,000 at October 31, 2015 and 2014, respectively.  To date, we have relied primarily upon cash from the public and private sale of equity and debt securities, as well as net proceeds from the December 2014 AUO settlement, to generate the working capital needed to finance our operations.

Although we received an aggregate of $9,000,000 from a Settlement Agreement and Patent Assignment Agreement with AU Optronics Corporation, resolving a lawsuit by the Company, we may need substantial additional capital to continue to operate our business.

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

Our business strategy and potential growth may place a strain on managerial, operational and financial resources and systems.  Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results will be materially harmed.

Risks Related to Anixa

Anixa is a pre-revenue biotechnology company and is thus subject to the risks associated with new businesses in that industry.

Since the Company’s primary focus for the foreseeable future will likely be on Anixa, shareholders should understand that Anixa is an early stage biotechnology company with no history of revenue-generating operations, and its only assets consist of certain intellectual property and know-how of its officers. Therefore, this subsidiary is, and expects for the foreseeable future to be, subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in the early detection of certain cancers. Anixa still must establish and implement many important functions necessary to operate a business, including securing its intellectual property rights.

Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the biotechnology field. Shareholders should carefully consider the risks and uncertainties that a new subsidiary with no operating history will face. In particular, shareholders should consider that there is a significant risk that Anixa will not be able to:

•

demonstrate the effectiveness of its tests:

•

implement or execute Anixa’s current business plan, or that Anixa’s business plan is sound;

•

raise sufficient funds in the capital markets or otherwise to fully effectuate Anixa’s business plan;

•

maintain its management team, including the members of its scientific advisory board;

•

determine that the processes and technologies that Anixa has developed or will develop are commercially viable; and/or

•

attract, enter into or maintain contracts with potential commercial partners such as licensors of technology and suppliers.

If Anixa cannot execute any one of the foregoing, its business may fail and the Company will be adversely effected. In addition, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Anixa will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. Anixa may not be able to reach such point of transaction or make such a transition, which would have a material adverse effect on our Company.

We may have difficulty in raising capital for Anixa and may consume resources faster than expected.

Anixa currently does not generate any revenue from its diagnostic technology or otherwise and as of October 31, 2015, the Company only had $6,769,000 in cash. Therefore, we have a limited source of cash to meet Anixa’s future capital requirements, which may include the expensive process of obtaining FDA approval for our technology for each type of cancer for which we desire to launch a diagnostic test. We do not expect Anixa to generate revenues for the foreseeable future, and we may not be able to raise funds for Anixa in the future, which would leave us without resources to continue Anixa’s operations and force us to resort to the Company raising additional capital in the form of equity or debt financings, which may not be available to us. We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of Anixa and Anixa’s lack of revenues as well as the inherent business risks associated with Anixa and present and future market conditions. Also, Anixa may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds for Anixa could lead to decreases in the price of our common stock and the failure of Anixa’s business which would have a material adverse effect on the Company.

While Anixa’s diagnostic technology has shown favorable results from initial testing, we cannot guarantee that these results will be replicated in future testing nor can we guarantee the success of the technology at all.

We have initially used Anixa’s diagnostic technology to test the blood of a small group of individuals consisting of breast cancer patients and healthy patients. While one hundred percent of the blood samples tested from the breast cancer patients showed the presence of the biomarkers identified by Anixa and none of the healthy patient blood samples contained the biomarkers, there is no guarantee that these results will be replicable when we test a larger group of patients or at all. If we are unable to replicate these results, or if we begin to see a high degree of false positives in future testing, Anixa’s diagnostic technology will not have any monetary value and we will be unable to generate any revenue from this product.

Even if we are able to replicate the results from the initial testing of Anixa’s diagnostic technology, our ability to commercialize Anixa’s technology in the future will depend on our ability to provide evidence of clinical utility.

Our ability to successfully commercialize Anixa’s diagnostic technology will depend on numerous factors, including whether health care providers believe that Anixa’s diagnostic tests provide sufficient incremental clinical utility; whether the medical community accepts that Anixa’s diagnostic tests have sufficient sensitivity (there are no or very few false positives), specificity (detects the cancer the test is supposed to detect) and predictive value to be meaningful in patient care and treatment decisions; whether the technology and the cost of a test is reasonably priced and commercially viable; and whether health insurers, government health programs and other third-party payers will cover and pay for Anixa’s diagnostic tests and the amount that they will reimburse for such tests. These factors may present obstacles to commercial acceptance of our diagnostic tests.  To the extent these obstacles arise, we will need to devote substantial time and resources to overcome these obstacles, and we might not be successful. Failure to achieve widespread market acceptance of Anixa’s diagnostic tests would materially harm our business, financial condition and results of operations.

We are unable to give any assurance that we will be successful in providing sufficient evidence of clinical utility or any assurance that we will have adequate managerial, technical or financial resources to support the studies necessary to provide sufficient evidence of clinical utility of Anixa’s diagnostic testing or differentiate from other diagnostic products in the manner, timeframe or cost parameters we anticipate, if at all. If we are unable to provide evidence of clinical utility and differentiate Anixa’s diagnostic testing, we will not be able to generate the revenues and market growth that we seek. Our failure to generate revenue from the sale of our products would materially adversely impact our business, financial condition, results of operations and prospects.

Diagnostic test development involves a lengthy and complex process, and we may be unable to commercialize on a timely basis, or at all, Anixa’s diagnostic technology.

We have begun to devote considerable resources to research and development for Anixa’s diagnostic technology, however there can be no assurance that Anixa’s technology will be capable of reliably predicting the occurrence or recurrence of any cancers with the sensitivity and specificity necessary to be clinically and commercially useful, or, even if such technology is clinically and commercially useful, that it will result in commercially successful products. In addition, before we can fully develop Anixa’s diagnostic technology and commercialize any new products, we will need to:

•

conduct substantial research and development;

•

conduct validation studies;

•

expend significant funds;

•

enter into agreements and maintain relationships with third party vendors to provide third party blood samples;

•

obtain regulatory approval (either CLIA, FDA or both); and

•

establish or contract with the owner of a CLIA certified laboratory to process test samples.

Accordingly, Anixa’s product development process involves a high degree of risk and may take several years, especially if the Company seeks FDA approval for each of the diagnostic tests. If Anixa’s biomarker technology should fail at the research or development stage, not produce sufficient clinical validation data to support the effectiveness of the product or not gain regulatory approval or if we should run out of cash to devote towards the commercialization of the technology or fail to establish agreements with necessary third party vendors, Anixa’s diagnostic technology will not make it to commercialization and we will not generate any revenue from the product.

If we fail to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize Anixa’s diagnostic technology, and our ability to generate revenue and the viability of Anixa and our Company will be materially impaired.

Commercialization of Anixa’s diagnostic technology will require that we obtain either CLIA certification, FDA approval or both. If we are unable to obtain regulatory approval for Anixa’s diagnostic tests, we will be unable to commercialize and generate revenue from the technology which would have a material adverse effect on our business, financial condition and results of operations.

Unless we obtain FDA approval for Anixa’s biomarker testing, we will be dependent on laboratory contractors for testing of patient samples that are essential to the development and validation of Anixa’s diagnostic tests.

To pursue the development and validation of Anixa’s diagnostic tests, Anixa will require access to test results obtained from patient blood samples. Anixa has currently contracted with Wistar to provide these services. Unless and until Anixa’s biomarker tests receive FDA approval, Anixa may elect to seek CLIA certification for one or more of its biomarker tests. Failure to receive FDA approval or CLIA certification would have a material adverse effect on our ability to develop and validate Anixa’s diagnostic tests.

We will be dependent on third parties for the patient samples that are essential to the development and validation of Anixa’s diagnostic tests.

To pursue our development and validation of Anixa’s diagnostic tests, we are likely to need access, over time, to patient blood samples and such patients will need to consent to the use of their blood. We do not have direct access to a supply of patient samples. As a result, we have made arrangements with Wistar that has given us access to patient samples for the development and validation of Anixa’s diagnostic tests. We may lose access to patient samples provided by third parties, or have that access limited, because the third parties decrease the number of patient samples they provide, due to changes in privacy laws governing the use and disclosure of medical information or due to changes in the laws restricting Anixa’s ability to obtain patient samples and associated information. If Anixa fails to secure and maintain an adequate supply of patient samples, Anixa’s ability to pursue its development efforts may be slowed or halted, which could have a material adverse effect on our business, financial condition and results of operations.

Anixa’s business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or changing interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, the Clinical Laboratory Improvement Amendments of 1988, or the FDA or other federal, state or local agencies.

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts. The CLIA are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified under federal law. CLIA does not pre-empt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Several states have similar laws and we may be subject to similar penalties. The FDA regulates diagnostic products and periodically inspects and reviews their manufacturing processes and product performance. We may choose to seek FDA approval for Anixa’s biomarker tests. We cannot assure that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly, including FDA regulation of laboratory developed tests.

Health insurers and other third-party payers may decide not to reimburse Anixa’s diagnostic testing or may provide inadequate reimbursement, which could jeopardize our commercial prospects and require customers to pay for the tests out of pocket.

In the United States, the regulatory process that allows diagnostic tests to be marketed is independent of any coverage determinations made by third-party payers. For new diagnostic tests, private and government payers decide whether to cover the test, the reimbursement amount for a covered test and the specific conditions for reimbursement. Physicians may order diagnostic tests that are not reimbursed by third-party payers, but coverage determinations and reimbursement levels and conditions are critical to the commercial success of a diagnostic product. Each third-party payer makes its own decision about which tests it will cover and how much it will pay, although many payers will follow the lead of Medicare. As a result, the coverage determination process will be a time-consuming and costly process that requires us to provide scientific, clinical and economic support for the use of Anixa’s diagnostic testing to each payer separately, with no assurance that approval will be obtained. If third-party payers decide not to cover Anixa’s diagnostic tests or if they offer inadequate payment amounts, our ability to generate revenue from Anixa’s diagnostic tests could be limited since patients who want to take the diagnostic tests would have to pay for it out of pocket. Even if one or more third-party payers decide to reimburse for Anixa’s tests, a third-party payer may stop or lower payment at any time, which could reduce revenue. We cannot predict whether third-party payers will cover Anixa’s tests or offer adequate reimbursement. We also cannot predict the timing of such decisions. In addition, physicians or patients may decide not to order Anixa’s tests if third-party payments are inadequate, especially if ordering the test could result in financial liability for the patient.

Whether or not health insurers and other third-party payers decide to reimburse Anixa’s diagnostic testing, the technology may cost patients more than we anticipate.

We believe that Anixa’s diagnostic technology will significantly reduce the cost to patients of screening for certain types of cancer. If, however, the cost to utilize Anixa’s technology is more expensive than we anticipate, many patients and third-party payers may elect not to utilize the technology which would significantly impact our ability to generate revenue on the technology.

We operate in a competitive market and expect to face intense competition, often from companies with greater resources and experience than us.

The clinical diagnostics industry is highly competitive and subject to rapid change. We are aware of many different types of diagnostic tests available to detect cancer that are currently in use or being developed and many more types of diagnostic tests may be developed in the future. If we are able to successfully commercialize our diagnostic technology, all of these tests will compete with our product. If our diagnostic technology is more expensive than and/or does not have sufficient specificity, sensitivity or predictive value to compete with tests that are currently on the market, or if any other diagnostic tests that are under development, once successfully developed and commercialized, have greater specificity, sensitivity or predictive value and/or are cheaper than our technology, we may be unable to compete successfully with such products which would have a material adverse effect on our business, financial condition and results of operations.

Furthermore, as the industry continues to expand and evolve, an increasing number of competitors and potential competitors may enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we do. Some of these competitors and potential competitors have more experience than we do in the development of diagnostic products, including validation procedures and regulatory matters. In addition, our diagnostic tests will compete with product offerings from large and well established companies that have greater marketing and sales experience and capabilities than we do. If we are unable to compete successfully, we may be unable to sustain and grow our revenue.

If we are unable to obtain and maintain intellectual property protection, Anixa’s competitive position will be harmed.

Anixa’s ability to compete and to achieve sustained profitability will be impacted by its ability to protect its proprietary discoveries and technologies, including its technology for detecting biomarkers. We expect to rely on a combination of patent protection, copyrights, trademarks, trade secrets, know-how, and regulatory approvals to protect Anixa’s technologies. Anixa’s intellectual property strategy is intended to help develop and maintain its competitive position. However, we cannot assure you that Anixa will be able to obtain patent protection for its methods of detecting biomarkers and processing its diagnostic tests, nor can we be certain that the steps we will have taken will prevent the misappropriation and unauthorized use of our technologies. If we are not able to obtain and maintain patent protection over Anixa’s technologies, our competitive position will be harmed.

We are dependent upon a few key personnel and the loss of their services could adversely affect us.

Our future success of developing our cancer diagnostics subsidiary will depend on the efforts of ITUS’s Vice Chairman, and the Executive Chairman of Anixa, Dr. Amit Kumar.  We do not maintain “key person” life insurance on Dr. Kumar. The loss of the services of Dr. Kumar could have a material adverse effect on our business and operating results.

 Risks Related to Patent Licensing Activities

We may not be able to license our patent portfolios which may have an adverse impact on our future operations.

We may generate revenues and related cash flows from the licensing and enforcement of patents that we currently own, from technologies that we develop and from the rights to license and enforce additional patents we have obtained, and may obtain in the future, from third parties.  However, we can give no assurances that we will be able to identify opportunities to exploit such patents or that such opportunities, even if identified, will generate sufficient revenues to sustain future operations.

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

In connection with patent licensing activities conducted by certain of our subsidiaries, a court that has ruled unfavorably against us may also impose sanctions or award attorney’s fees, exposing us and our operating subsidiaries to certain material liabilities.

In connection with any of our patent licensing activities, it is possible that a court that has ruled against us may also impose sanctions or award attorney’s fees to defendants, exposing us or our operating subsidiaries to material liabilities, which could materially harm our operating results and our financial condition.

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

Any actual or anticipated sales of shares by our stockholders may cause the trading price of our common stock to decline.  The sale of a substantial number of shares of our common stock by our stockholders, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Our reported revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future, specifically as we continue to devote more of our resources towards Anixa and our diagnostic technology. It is possible that in future periods, we will have no revenue or, in any event, revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our common stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

•

clinical trial results relating to our diagnostic technology;

•

progress with regulatory authorities towards the certification/approval of our diagnostic technology;

•

commercialization of our diagnostic technology; and

•

costs related to acquisitions, alliances and licenses;

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

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•

announcements of developments in the cancer diagnostic testing industry;

•

developments in relationships with third party vendors and laboratories;

•

announcements of developments in our remaining patent enforcement actions;

•

developments or disputes concerning our patents and other intellectual property;

•

our or our competitors' technological innovations;

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

In addition, we believe that fluctuations in our stock price during applicable periods can also be impacted by changes in governmental regulations in the diagnostic testing industry and/or court rulings and/or other developments in our remaining patent licensing and enforcement actions. For example, if government regulators no longer allow for the use of diagnostic technology that has not been granted FDA approval (e.g. denying products that have only received CLIA certification), the time and cost to bring our technology to market will increase which will likely have an adverse impact on our stock price.

In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If our common stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could materially harm our business and financial results.

 Our common stock is currently listed on NASDAQ Capital Market, however if our common stock is delisted for any reason, it will become subject to the SEC’s penny stock rules which may make our shares more difficult to sell.

If our common stock is delisted from NASDAQ Capital Market, our common stock will then fit the definition of a penny stock and therefore would be subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks.  The SEC rules may have the effect of reducing trading activity in our common stock making it more difficult for investors to sell their shares.  The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market.  The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction.  In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction.  The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices.

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

In connection with our private placements in February 2011, January 2013 and November 2013 and our registered direct offering in July 2014, we have outstanding shares of preferred stock (following the conversion of the Debenture issued in November 2013) and warrants which are convertible into or exercisable for an aggregate of 1,768,889 shares of our common stock, at prices ranging from $4.465 to $10.00 per share.  In addition, as we have registered these shares for resale by the holders, it is possible that a significant number of shares could be sold at the same time.  Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock.  Furthermore, the mere existence of a significant number of shares of common stock issuable upon conversion of the preferred stock or the exercise of warrants may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

We lease approximately 3,000 square feet of office space at 12100 Wilshire Boulevard, Los Angeles, California (our principal executive offices) from an unrelated party pursuant to a lease that expires March 30, 2016.  Our base rent is approximately $9,000 per month and the lease provides an escalation clause for increases in certain operating costs.

Item 3.

Legal Proceedings.

On December 29, 2014, we settled our lawsuit against AU Optronics Corporation which had been filed on January 28, 2013. For a more detailed description of the settlement with AU Optronics, see the section above entitled “AU Optronics Lawsuit and Settlement”.

Other than suits we bring to enforce our patent rights we are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 4.

Mine Safety Disclosures.

Not applicable.

PART II

Item 5.

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since July 2015, our common stock has traded on the NASDAQ Capital Market under the symbol “ITUS”.  Prior to July 2015, our common stock traded on the OTCQB. The high and low sales prices as reported by the NASDAQ Capital Market and OTCBQ for each quarterly fiscal period during our fiscal years ended October 31, 2015 and 2014 is as follows (all sales prices below reflect our one-for-twenty-five reverse stock split which was effected in June 2015):

Fiscal Period	High	Low
4th quarter 2015 3rd quarter 2015 2nd quarter 2015 1st quarter 2015	$ 6.00 8.95 4.10 5.53	$ 3.72 1.75 1.75 2.25
4th quarter 2014 3rd quarter 2014 2nd quarter 2014 1st quarter 2014	$ 6.75 10.00 10.00 12.00	$ 3.28 5.88 5.27 4.00

Holders

As of December 17, 2015, the approximate number of record holders of our common stock was 1,009 and the closing price of our common stock was $2.49 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception.  We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2015, the Company issued an aggregate of 11,600 shares of our common stock to various companies in payment of public relations and investor relations services. The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Consolidated Financial Statements and the notes related thereto.

Results of Operations

Fiscal Year ended October 31, 2015 compared with Fiscal Year ended October 31, 2014

Revenue from Licensing Activities

In fiscal year 2015, we recorded revenue from licensing activities of $255,000 from 6 license agreements. In fiscal year 2014, we recorded revenue from licensing activities of $2,480,000 from 27 license agreements. The license agreements provided for one-time, non-recurring, lump sum payments in exchange for non-exclusive retroactive and future licenses, and/or covenants not to sue.  Accordingly, the earning process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.

Display Technology Development and License Fees

We did not record any display technology development and license fees during the fiscal year 2015. In fiscal year 2014, we recorded approximately $1,187,000 of display technology development and license fees revenue, representing the balance of the initial $3 million payment received from AUO Optronics Corporation (“AUO”) in fiscal year 2011, based on our assessment during fiscal 2014 that we have no further performance obligations under the license agreements with AUO.

Revenue from Settlement with AU Optronics Corporation

Revenue from the settlement with AUO was $9,000,000 in fiscal year 2015, compared to $-0- in fiscal year 2014.  On December 29, 2014, the Company and AUO entered into a Settlement Agreement (the “AUO Settlement Agreement”) and a Patent Assignment Agreement (the “AUO Patent Assignment Agreement”) pursuant to which the Company received an aggregate of $9,000,000 from AUO.  The AUO Settlement Agreement and the AUO Patent Assignment Agreement were entered into to resolve a lawsuit filed by the Company against AUO in January of 2013, in connection with the joint development and commercialization of two of the Company’s thin-film display technologies.

  Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees decreased by approximately $1,265,000 in fiscal year 2015, to approximately $148,000, from approximately $1,413,000 in fiscal year 2014.  The decrease was due to the decrease in revenue from licensing activities.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by the Company.

Amortization of Patents

Amortization of patents was approximately $325,000 in fiscal year 2015, compared to approximately $314,000 in fiscal year 2014.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Litigation and Licensing Expenses

Litigation and licensing expenses increased by approximately $2,926,000 to approximately $3,501,000 in fiscal year 2015, from approximately $575,000 in fiscal year 2014. Litigation and licensing expenses include approximately $3,298,000 and $306,000 of legal fees and litigation costs in fiscal years 2015 and 2014, respectively, related to the settlement with AUO.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $183,000 to approximately $6,226,000 in fiscal year 2015, from approximately $6,409,000 in fiscal 2014.  The decrease in marketing, general and administrative expenses was principally due to a decrease in consultant stock option expense of approximately $538,000, a decrease in employee compensation and related costs, other than stock option expense, of approximately $151,000, a decrease in investor relations and public relations expense of approximately $125,000, offset by an increase in legal and accounting fees of approximately $231,000, an increase in research and development expense of approximately $151,000, an increase in consulting and outside services expense other than stock option expenses of approximately $147,000 and non-recurring costs associated with former employees’ severance arrangements of approximately $101,000.

As of October 31, 2015, there was unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors of approximately $432,000, which will be recognized in future periods upon vesting of the stock options.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $-0- in fiscal year 2015, compared to a loss of approximately $2,699,000 in fiscal year 2014.  Loss on extinguishment of debt in fiscal year 2014 consisted of approximately $483,000 related to the conversion of $1,240,000 principal amount of Convertible Debentures due January 2015 into shares of our common stock and the prepayment of $200,000 principal amount of Convertible Debentures due January 2015, and approximately $2,216,000 related to the conversion of $3,500,000 principal amount of Convertible Debentures due November 2016 into shares of our common stock and preferred stock.

Interest Expense

Interest expense decreased by approximately $812,000 to approximately $452,000 in fiscal year 2015, from approximately $1,264,000 in fiscal 2014.  Interest expense in fiscal year 2015 consisted of accreted interest on our patent acquisition obligation.  Interest expense in fiscal year 2014 consisted of approximately $642,000 of amortization of debt discount and deferred financing costs on convertible debentures, approximately $386,000 of accreted interest on our patent acquisition obligation, approximately $174,000 of accrued interest on the Convertible Debenture due November 2016 and approximately $62,000 of common stock issued to pay interest on the Convertible Debentures due January 2016 and the Convertible Debentures due September 2016.

Change in Fair Value of Derivative Liability

The change in value of derivative liability was $-0- in fiscal year 2015 and a loss of approximately $593,000 in fiscal year 2014. The derivative liability was related to the Convertible Debentures due January 2015 and the Convertible Debentures due November 2016, and changed each reporting period based upon the market price of common stock and the time remaining to the maturity of the debentures. As of October 31, 2015 and 2014, the Company no longer has any convertible debentures.

Dividend Income

There was no dividend income in fiscal year 2015.  Dividend income of approximately $48,000 received in the fiscal year 2014 was related to the Videocon Industries Limited (“Videocon”) global depository receipts (“GDRs”).

Interest Income

Interest income increased to approximately $18,000 in fiscal year 2015 compared to approximately $9,000 in fiscal year 2014, due to an increase in funds available for short-term investments.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short term investments.

Based on currently available information as of December 21, 2015, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

During the year ended October 31, 2015, cash provided by operating activities was approximately $1,363,000.  Cash provided by investing activities was approximately $45,000, which resulted from the proceeds on maturity of certificates of deposit totaling $3,000,000 which was offset by the purchase of certificates of deposit totaling $2,900,000 and the purchase of property and equipment of approximately $55,000.  Our cash used in financing activities was approximately $401,000, which resulted from approximately $445,000 for the repurchase of 92,232 shares of our common stock and the cancellation of warrants to purchase 16,000 shares of our common stock, offset by the proceeds from exercise of stock options of approximately $45,000.  As a result, our cash, cash equivalents, and short-term investments at October 31, 2015 increased approximately $908,000 to approximately $6,769,000 from approximately $5,861,000 at the end of fiscal year 2014.

On December 29, 2014, the Company and AUO entered into the AUO Settlement Agreement and AUO Patent Assignment Agreement pursuant to which the Company received an aggregate of $9,000,000 from AUO.  The AUO Settlement Agreement and the AUO Patent Assignment Agreement were entered into to resolve a lawsuit filed by the Company against AUO in January of 2013, in connection with the joint development and commercialization of two of the Company’s thin-film display.

In October 2015, the “Company entered into an At Market Issuance Sales Agreement (the “Agreement”) with National Securities Corporation (“National”) to create an at-the-market equity program under which it may sell up to $10,000,000 worth of its common stock (the “Shares”) from time to time through National, as sales agent. The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Agreement or terminate the Agreement. The Shares will be issued pursuant to the Company’s previously filed registration statement that was declared effective by the SEC on September 18, 2015. As of October 31, 2015, no Shares have been sold under the Agreement.

Off-Balance Sheet Arrangements

We have no variable interest entities or other significant off-balance sheet obligation arrangements.

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

We believe that, of the significant accounting policies discussed in Note 2  to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•         Revenue Recognition;

•         Stock-Based Compensation; and

•         Convertible Instruments

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Patent Licensing

In certain instances, our past revenue arrangements have provided for the payment of contractually determined fees in settlement of litigation and in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company.  These arrangements typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  In such instances, the intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, we have no further obligations.   As such, the earnings process was complete and revenue has been recognized upon the execution of the agreement, when collectability was reasonably assured, and when all other revenue recognition criteria were met.

Display Technology Development and License Fees

We assessed the revenue guidance of Accounting Standards Codification (“ASC”) 605-25 “Multiple-Element Arrangements” (“ASC 605-25”) to determine whether multiple deliverables in our arrangements with AUO represent separate units of accounting.  Under certain license agreements with AUO (the “AUO License Agreements”), we received initial development and license fees of $3 million, of aggregate development and license fees of up to $10 million.  The additional $7 million in development and license fees were to be payable upon completion of certain conditions for the respective technologies.  We determined that the transfer of the licensed patents and technology and the effort involved in completion of the conditions for the respective technologies represent a single unit of accounting for each technology.  Accordingly, using a proportional performance method, during the third quarter of fiscal year 2011 we began recognizing the $3 million initial development and license fees over the estimated periods that we expected to complete the conditions for the respective technologies. Each of the license agreements also provided for the basis for royalty payments on future production, if any, by AUO to the Company, which we have determined represent separate units of accounting.  We did not recognize any portion of the $7 million of additional development and license fees or any royalty income under the AUO License Agreements.

As a result of the lawsuit brought by the Company against AUO and E Ink Corporation in connection with the AUO License Agreements we did not record any display technology development and license fee revenue during the period from the fourth quarter of fiscal 2012 through the second quarter of fiscal year 2014 due to uncertainty as to our remaining performance obligations, if any.  Based on our assessment performed for the third quarter of fiscal 2014, we determined that we have no further performance obligations under the AUO License Agreements and accordingly we recognized display technology development and license fee revenue of approximately $1,187,000, representing the balance of the initial $3 million payment received from AUO.

On December 29, 2014, we settled our lawsuit against AUO and received gross proceeds of $9 million which was recognized as revenue in the first quarter of fiscal 2015 (see Note 1 to the consolidated financial statements “Business and Funding – Description of Business - AUO Lawsuit and Settlement “).

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $2,192,000 and $2,128,000 during the years ended October 31, 2015 and 2014, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50.  We recognized stock-based compensation expense for stock options granted to non-employee consultants during the years ended October 31, 2015 and 2014, of approximately $484,000 and $1,022,000, respectively.

Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected term.  If factors change and we employ different assumptions in the application of ASC 718 and ASC 505-50 in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.  See Note 2 to the consolidated financial statements for additional information.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) to simplify the presentation of debt issuance costs. This amendment requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Adoption of this standard is required for interim and annual periods beginning after December 15, 2015 and is to be applied retrospectively. We are currently evaluating the impact ASU 2015-03 will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (“ASU 2015-17”) to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet.  Adoption of this standard is required for annual periods beginning after December 15, 2016. We are currently evaluating the impact ASU 2015-17 will have on our consolidated financial statements and related disclosures.

Item 8.

Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act.  Based upon that evaluation, our President and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2015.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2015.  In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K.  Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2015 has not been audited by our auditors, Haskell & White LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

(a)

Our Directors and Executive Officers

The following table sets forth certain information with respect to all of our directors and executive officers:

Name	Position with the Company and Principal Occupation	Age	Director and/or Executive Officer Since
Lewis H. Titterton	Chairman of the Board	71	2010
Robert A. Berman	Director, President and Chief Executive Officer	52	2012
Dr. Amit Kumar	Vice Chairman of the Board, Executive Chairman and Chief Executive Officer of Anixa Diagnostics	51	2012
Bruce F. Johnson	Director	73	2012
Dale Fox	Director	48	2014
Henry P. Herms	Chief Financial Officer and Vice President – Finance	70	2000

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

Lewis H. Titterton, 71, Chairman of the Board. Mr. Titterton has served as a director since August 16, 2010, the Chairman of the Board since July 20, 2012 and interim Chief Executive Officer from August 21, 2012 until September 19, 2012.  Mr. Titterton is currently also Chairman of the Board of NYMED, Inc., a diversified health services company.  His background is in high technology with an emphasis on health care and he has been with NYMED, Inc. since 1989.  Mr. Titterton founded MedE America, Inc. in 1986 and was Chief Executive Officer of Management and Planning Services, Inc. from 1978 to 1986.  Mr. Titterton also served as one of our Directors from July 1999 to January 2003.  He holds a M.B.A. from the State University of New York at Albany, and a B.A. degree from Cornell University. Mr. Titterton has been involved with our Company as a director or investor for over nineteen years. Mr. Titterton also has substantial experience with advising on the strategic development of technology companies and over forty years of experience in various aspects of the technology industry.

Robert A. Berman, 52, Director, President and Chief Executive Officer. Mr. Berman has served as our President and Chief Executive Officer since September 19, 2012 and was elected to our Board on November 30, 2012. Mr. Berman has experience in a broad variety of areas including finance, acquisitions, marketing, and the development, licensing, and monetization of intellectual property.  He was recently the CEO of IP Dispute Resolution Corporation (“IPDR”), a consulting company focused on technology licensing and product development, from March 2007 to September 2012. Prior to IPDR, Mr. Berman was the Chief Operating Officer and General Counsel of Acacia Research Corporation from 2000 to March 2007.   Mr. Berman holds a J.D. from the Northwestern University School of Law and a B.S. in Entrepreneurial Management from the Wharton School of the University of Pennsylvania.  Mr. Berman has experience in both investing in and starting new ventures and new technologies, in areas including finance, acquisitions, operations, and marketing, and has served as an officer of another publicly traded company.

Dr. Amit Kumar, 51, Vice Chairman of the Board, Executive Chairman and Chief Executive Officer of Anixa Diagnostics. Dr. Kumar has served on our Board since November 30, 2012 and has been a strategic advisor to the Company since September 19, 2012.  On June 15, 2015, Dr. Kumar was appointed Vice Chairman of the Company and Executive Chairman and Chief Executive Officer of Anixa Diagnostics Corporation, a wholly-owned subsidiary of the Company. Upon his appointment as Executive Chairman of Anixa, Dr. Kumar resigned from his position as the CEO of Geo Fossil Fuels LLC, an energy company, which he had held since December 2010.  From September 2001 to June 2010, Dr. Kumar was President and CEO of CombiMatrix Corporation, a NASDAQ listed biotechnology company and also served as director from September 2000 to June 2012.  Dr. Kumar was Vice President of Life Sciences of Acacia Research Corporation, a publicly traded investment company, from July 2000 to August 2007 and also served as a director from January 2003 to August 2007.   Dr. Kumar has served as Chairman of the board of directors of Ascent Solar Technologies, Inc., a publicly-held solar energy company, since June 2007, and as a director of Aeolus Pharmaceuticals, Inc. since June 2004.  Dr. Kumar holds an A.B. in Chemistry from Occidental College and Ph.D. from Caltech and completed his post-doctoral training at Harvard University. Dr. Kumar has experience in technology driven startups, both at the board and operating levels, in a  broad variety of areas including finance, acquisitions, R&D, and marketing, and has served as a director and officer of another publicly traded company.

Bruce F. Johnson, 73, Director. Mr. Johnson has served on our Board since August 29, 2012.  Mr. Johnson has been a commodity trader on the Chicago Mercantile Exchange for over 40 years. He served as a member of the board of directors of CME Group Inc. from 1998 to May 2015. He had previously served as President, Director and part-owner of Packers Trading Company, a former futures commissions merchant/clearing firm at the CME from 1969 to 2003. He also serves on the board of directors of the Chicago Crime Commission. Mr. Johnson holds a B.S. in Marketing from Bradley University and a J.D. from John Marshall Law School.  Mr. Johnson has been involved with the Company as an investor for over 12 years and has over 30 years’ experience in the capital markets as a result of his investment background.

Dale Fox, 48, Director. Mr. Mr. Fox is an entrepreneur and innovator who has launched many companies. He is currently the CEO of Tribogenics, a start-up company he co-founded in 2010 that develops portable, powerful X-ray devices based, in part, upon a technology conceived and licensed from the University of California, Los Angeles.  Mr. Fox has raised numerous rounds of capital for many types of companies, including venture capital, strategic investments, and other financings.  Mr. Fox has built executive and advisory teams. He received a Bachelor of Business Administration degree from Southern Methodist University’s Cox School of Business. Since 2009, Mr. Fox has taught at the Founders Institute where he teaches classes on start-ups and continues to mentor young entrepreneurs.  Mr. Fox is an experienced startup entrepreneur and inventor who has successfully launched a number of companies.  As a result, Mr. Fox has gained experience is a broad variety of other areas including finance, research and development and marketing.

Henry P. Herms, 70, Chief Financial Officer and Vice President – Finance.  Mr. Herms has served as our Chief Financial Officer and Vice President – Finance since November

2000 and served as one of our Directors from August 2001 through August 2014. Mr. Herms was also our Chief Financial Officer from 1982 to 1987. He is also a former audit manager and CPA with the firm of Arthur Andersen LLP. He holds a B.B.A. degree from Adelphi University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.  Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2015.

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

Nomination Procedures

On July 9, 2015, the Board established a nominating and corporate governance committee (the “Nominating Committee”). The Nominating Committee has a charter which will be reviewed on an annual basis by members of the committee and will be at all times composed of exclusively independent directors. The principal duties and responsibilities of the Nominating Committee are to identify qualified individuals to become board members, recommend to the Board individuals to be designated as nominees for election as directors at the annual meetings of stockholders, and develop and recommend to the Board the Company’s corporate governance guidelines. In selecting directors, the Nominating Committee will consider candidates that possess qualifications and expertise that will enhance the composition of the Board, including the considerations set forth below.  The considerations set forth below are not meant as minimum qualifications, but rather as guidelines in weighing all of a candidate’s qualifications and expertise.

•

Candidates should be individuals of personal integrity and ethical character.

•

Candidates should have background, achievements, and experience that will enhance our Board.  This may come from experience in areas important to our business, substantial accomplishments or prior or current associations with institutions noted for their excellence.

•

Candidates should have demonstrated leadership ability, the intelligence and ability to make independent analytical inquiries and the ability to exercise sound business judgment.

•

Candidates should be free from conflicts that would impair their ability to discharge the fiduciary duties owed as a director to ITUS and its stockholders, and we will consider directors’ independence from our management and stockholders.

•

Candidates should have, and be prepared to devote, adequate time and energy to the Board and its committees to ensure the diligent performance of their duties, including by attending meetings of the Board and its committees.

•

Due consideration will be given to the Board’s overall balance of diversity of perspectives, backgrounds and experiences, as well as age, gender and ethnicity.

•

Consideration will also be given to relevant legal and regulatory requirements.

We are of the view that the continuing service of qualified incumbents promotes stability and continuity in the board room, contributing to the Board’s ability to work as a collective body, while giving us the benefit of the familiarity and insight into our affairs that our directors accumulate during their tenure.  Accordingly, the process of the Nominating Committee for identifying nominees for directors will reflect our practice of generally re-nominating incumbent directors who continue to satisfy the Board’s criteria for membership on the Board, whom the

Nominating Committee believes continue to make important contributions and who consent to continue their service on the Board.  If the Nominating Committee determines that an incumbent director consenting to re-nomination continues to be qualified and has satisfactorily performed his or her duties as director during the preceding term, and that there exist no reasons, including considerations relating to the composition and functional needs of the Board as a whole, why in the Nominating Committee’s view the incumbent should not be re-nominated, the Nominating Committee will, absent special circumstances, generally propose the incumbent director for re-election.  Although we do not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the Nominating Committee will take into account the personal characteristics (gender, ethnicity and age), skills and experience, qualifications and background of current and prospective directors’ diversity as one factor in identifying and evaluating potential director candidates, so that the Board, as a whole, will possess what the nominating and corporate governance committee believes are appropriate skills, talent, expertise and backgrounds necessary to oversee our Company’s business.

If the incumbent directors are not nominated for re-election or if there is otherwise a vacancy on the Board, the Nominating Committee may solicit recommendations for nominees from persons that the Nominating Committee believes are likely to be familiar with qualified candidates, including from members of the Board and management.  While the Nominating Committee may also engage a professional search firm to assist in identifying qualified candidates, the Nominating Committee did not engage any third party to identify or evaluate or assist in identifying or evaluating the Director Nominees.   We do not have a policy with regard to the consideration of director candidates recommended by stockholders.  Due to the size of our Company and Board, the Nominating Committee does not believe that such a policy is necessary.

Depending on its level of familiarity with the candidates, the Nominating Committee may choose to interview certain candidates that it believes may possess qualifications and expertise required for membership on the Board.  It may also gather such other information it deems appropriate to develop a well-rounded view of the candidate.  Based on reports from those interviews or from Board members with personal knowledge and experience with a candidate, and on all other available information and relevant considerations, the Nominating Committee will select and nominate candidates who, in its view, are most suited for membership on the Board.

The members of the nominating committee are Messrs. Titterton (Chairman), Johnson and Fox.

Audit Committee and Audit Committee Financial Expert

On July 9, 2015, the Board established a separately-designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act, and Nasdaq Listing Rules. The Audit Committee has a charter which will be reviewed on an annual basis by members of the committee and will be at all times composed of exclusively independent directors who are “financially literate,” meaning they are able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement. In addition, the committee will have at least one member who qualifies as an “audit committee financial expert” as defined in rules and regulations of the SEC.

The principal duties and responsibilities of the Company’s Audit Committee are to appoint the Company’s independent auditors, oversee the quality and integrity of the Company’s financial reporting and the audit of the Company’s financial statements by its independent auditors and in fulfilling its obligations, the Company’s Audit Committee will review with the Company’s management and independent auditors the scope and result of the annual audit, the auditors’ independence and the Company’s accounting policies.

The Audit Committee will be required to report regularly to the Board to discuss any issues that arise with respect to the quality or integrity of the Company’s financial statements, its compliance with legal or regulatory requirements and the performance and independence of the Company’s independent auditors.

The members of the Audit Committee are Messrs. Titterton (Chairman), Johnson and Fox. Our Board has determined that Mr. Titterton qualifies as an Audit Committee financial expert as defined by SEC rules, based on his education, experience and background. Please see Mr. Titterton’s biographical information above for a description of his relevant experience.

Item 11.

Executive Compensation.

The following table sets forth certain information for the fiscal years ended October 31, 2015 and 2014, with respect to compensation awarded to, earned by or paid to our current Chief Executive Officer and our Chief Financial Officer and the Executive Chairman and Chief Executive Officer of Anixa (the “Named Executive Officers”).  No other executive officer received total compensation in excess of $100,000 during fiscal year 2015.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total Compensation ($)
Robert A. Berman Chief Executive Officer and Director	2015 2014	$300,000 $300,000	$150,000 $200,000	$ 169,081 $ 254,480	$ 4,160 $ 8,320	$ 623,241 $ 762,800
Dr. Amit Kumar (1) Vice Chairman of the Board, Executive Chairman and Chief Executive Officer of Anixa Diagnostics	2015	$112,500	$ -	$ -	$ -	$ 112,500
Henry P. Herms Chief Financial Officer, Vice President- Finance	2015 2014	$168,000 $168,000	$ - $ -	$ 16,252 $ 92,455	$ - $ -	$ 184,252 $ 260,455

(1) On June 15, 2015, Dr. Kumar was appointed Vice Chairman of the Company and Executive Chairman and Chief Executive Officer of Anixa Diagnostics Corporation, a wholly-owned subsidiary of the Company. The above table represents Dr. Kumar’s compensation subsequent to June 15, 2015.  Prior to that date Dr. Kumar received compensation for his services as a consultant. For more information about Dr. Kumar’s consultancy arrangements, see the section entitled “Transactions with Related Persons” below.

(2)  Amounts in the Option Awards column reflects repricing of outstanding options on February 5, 2015. See the section entitled “Option Re-Pricing” below.  A discussion of assumptions used in valuation of option awards may be found in Notes 2 and 6 to our Consolidated Financial Statements for fiscal year ended October 31, 2015, included elsewhere in this Annual Report on Form 10-K.

(3)  Amounts in the All Other Compensation column reflect, for each Named Executive Officer, the sum of the incremental cost to us of all perquisites and personal benefits, which consisted solely of life insurance premiums

Employment Agreements

Employment Agreement with Robert Berman

On September 19, 2012, the Company entered into an Employment Agreement with Mr. Berman (the “Berman Agreement”) to serve as President and Chief Executive Officer of the Company.  Pursuant to the Berman Agreement, Mr. Berman was to receive an annual base salary of $290,000, provided, however that payment of his salary was to be deferred until the Cash Milestone (as described below) was achieved.  In February 2013, the Board elected to commence paying Mr. Berman his salary effective February 1, 2013, but his deferred salary, which was earned and accrued, was not paid until fiscal year 2015.  In August 2013, the Cash Milestone was achieved.

In addition to his base salary, Mr. Berman was entitled to a cash bonus of $50,000, if the Company generated aggregate cash payments in excess of a specified amount (the “Cash

Milestone”) prior to September 19, 2013.  The Cash Milestone bonus, which was earned and accrued, was not paid until fiscal year 2015.  Mr. Berman was also entitled to two additional cash bonuses of $50,000 if the average trading price of the Company’s common stock exceeded two separate price targets (the “Stock Price Targets”) prior to September 19, 2013, which Stock Price Targets were not achieved prior to September 19, 2013.

The Company also granted Mr. Berman options to purchase 640,000 shares of the Company’s common stock, with an exercise price of $5.4375 which was the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board (on February 5, 2015 the exercise price was reduced to $2.575 per share). Half of the options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the Berman Agreement is terminated or constructively terminated by the Company without cause (as defined below), an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable. The balance of the options vest in three equal installments upon achievement of the Cash Milestone (which Cash Milestone has been achieved) and the Stock Price Targets (without regard to the 12 month period). The vesting conditions of the Stock Price Target options have been amended as described below. The options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan (as defined below).

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

“Cause” means (i) commission of or entrance of a plea of guilty or nolo contendere to a felony; (ii) conviction for engaging or having engaged in fraud, breach of fiduciary duty, a crime of moral turpitude, dishonesty, or other acts of willful misconduct or gross negligence in connection with the business affairs of the Company or its affiliates; (iii) a conviction for theft, embezzlement, or other intentional misappropriation of funds by employee from the Company or its affiliates; or (iv) a conviction in connection with the willful engaging by employee in conduct which is demonstrably and materially injurious to the Company or its affiliates, monetarily or otherwise.

Amendment to Employment and Stock Option Agreements

Robert A. Berman’s employment agreement includes the grant of certain stock options.  On November 8, 2013, in light of the cost and expense of valuing the unvested portion of the options on a quarterly basis for financial reporting purposes, the Board approved an amendment to the Stock Price Target stock options awarded on September 19, 2012 (the “Option Awards”) to Mr. Berman.  The amendment modifies the Option Awards’ vesting conditions to provide that the unvested portion of the stock options will vest in 23 consecutive monthly installments, commencing on November 30, 2013 through September 30, 2015.  As of October 31, 2015, all Option Awards have vested.  Prior to the amendment, the Option Awards had provided that the stock options would vest if certain milestone targets were met.  All the other terms and conditions of the Option Awards remain unchanged.

Stock Options

The following table sets forth certain information with respect to unexercised stock options held by the Named Executive Officers outstanding on October 31, 2015:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un -Exercisable	Option Exercise Price ($)	Option Expiration Date
Robert A. Berman	320,000(1) 106,667(2) 213,333(3) 28,889(4)	11,111(4)	$2.575 $2.575 $2.575 $2.575	9/19/2022 9/19/2022 9/19/2022 11/8/2023
Dr. Amit Kumar	320,000(1) 106,667(2) 213,333(3) 28,889(4)	11,111(4)	$2.575 $2.575 $2.575 $2.575	9/19/2022 9/19/2022 9/19/2022 11/8/2023
Henry P. Herms	2,000 2,000 3,000 4,000 4,000 12,000 15,889(4)	6,111(4)	$2.575 $2.575 $2.575 $2.575 $2.575 $2.575 $2.575	5/31/2016 11/20/2016 11/11/2017 10/7/2019 6/1/2021 9/19/2022 11/8/2018

(1)   Options vested and became exercisable in 36 consecutive monthly installments, beginning October 31, 2012 and continuing through September 30, 2015.

(2)   Options vested upon achievement of the Cash Milestone.

(3)   Options were to vest in two equal installments upon achievement of the Stock Price Targets.  On November 8, 2013, the vesting conditions were modified by the Board to provide that the unvested portion of the stock options vest in 23 consecutive monthly installments, commencing on November 30, 2013 through September 30, 2015.

(4)   Options vest and became exercisable in 36 consecutive monthly installments, beginning December 31, 2013 and continuing through November 30, 2016.

There were no grants of stock options to Named Executive Officers during fiscal year 2015.

The following table summarizes the exercise of stock options during fiscal 2015 by Named Executive Officers:

OPTION EXERCISES AND STOCK VESTED TABLE
Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Henry P. Herms	4,000	$4,460

(1)

The value realized on exercise is calculated based on the difference between the exercise price of the options and the market price of the stock at the time of exercise.

Option Re-Pricing

On January 28, 2015, the Board of Directors authorized management of the Company to re-price issued and outstanding stock options for all of the officers, directors and employees of the Company, at any time prior to February 16, 2015.  On February 5, 2015, management acted to re-price 87,365 issued and outstanding stock options (the “Re-Priced Options”) pursuant to the authority granted by the Board of Directors. The new exercise price of the Re-Priced Options is $2.575, the closing sales price of the Company’s common stock on February 5, 2015.  All other terms of the previously granted Re-Priced Options remain the same.

The following stock option grants and related stock option agreements issued to the Company’s Named Executive Officers and directors are affected by the re-pricing:

Name	# of Shares	Old Option Price	New Option Price	Expiration Date
Lewis A. Titterton	30,000 2,400 16,000 40,000 120,000 16,000 16,000	$5.625 $5.025 $4.875 $5.875 $5.000 $4.750 $2.800	$2.575 $2.575 $2.575 $2.575 $2.575 $2.575 $2.575	9/19/2022 11/30/2017 12/31/2022 2/15/2023 11/8/2023 1/2/2024 1/2/2025
Robert A. Berman	320,000 106,667 213,333 40,000	$5.7375 $5.7375 $5.7375 $5.7375	$2.575 $2.575 $2.575 $2.575	9/19/2022 9/19/2022 9/19/2022 11/8/2023
Dr. Amit Kumar	320,000 106,667 213,333 40,000	$5.7375 $5.7375 $5.7375 $5.7375	$2.575 $2.575 $2.575 $2.575	9/19/2022 9/19/2022 9/19/2022 11/8/2023
Bruce F. Johnson	2,400 2,400 12,000 12,000 12,000	$3.000 $5.025 $4.875 $4.750 $2.800	$2.575 $2.575 $2.575 $2.575 $2.575	8/30/2014 11/30/2017 12/31/2022 1/2/2024 1/2/2025
Dale Fox	6,000 12,000	$6.250 $2.800	$2.575 $2.575	8/8/2024 1/2/20255
Henry P. Herms	2,000 2,000 3,000 4,000 4,000 12,000 22,000	$3.625 $17.500 $3.625 $3.625 $9.250 $5.875 $5.000	$2.575 $2.575 $2.575 $2.575 $2.575 $2.575 $2.575	5/31/2016 11/20/2016 11/11/2017 10/7/2019 6/1/2021 9/19/2022 11/8/2018

Potential Payments upon Termination or Change in Control

Robert A. Berman

Options granted Mr. Berman on November 8, 2013 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable if Mr. Berman is terminated without cause or upon a change in control as defined below. The intrinsic value of such options would be $16,540, which was calculated by multiplying (a) 14,445 options (being the number of options granted to him on November 8,

2013 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2015 of $3.72 and (y) the options’ exercise price of $2.575 per share.

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

            Henry P. Herms

Options granted Mr. Herms on November 8, 2013 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable if Mr. Herms is terminated without cause or upon a change in control as defined below. The intrinsic value of such options would be $9,097, which was calculated by multiplying (a) 7,945 options (being the unvested portion of options granted to him on November 8, 2014 that he held on October 31, 2015) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2015 of $3.72 and (y) the options’ exercise price of $2.575 per share.

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

Director’s Compensation

There is no present arrangement for cash compensation of directors for services in that capacity.  Consistent with the non-employee director compensation approved on March 28, 2013 for calendar year 2013, on November 8, 2013, the Board approved an amendment to the 2010 Share Incentive Plan to provide that on January 1st of each year commencing on January 1, 2014, each non-employee director (a “Director Participant”) of the Company at that time shall automatically be granted a 10 year nonqualified stock option to purchase 12,000 shares of common stock (or 16,000 in the case of the Chairman of the Board to the extent he qualifies as a Director Participant), with an exercise price equal to the closing price on the date of grant, that will vest in four equal quarterly installments in the year of grant.  In addition, each person who is a Director Participant and joins the Board after January 1 of any year, shall be granted on the date such person joins the Board, a nonqualified stock option to purchase 12,000 shares of common stock (or 16,000 in the case of the Chairman of the Board) pro-rated based upon the number of calendar quarters remaining in the calendar year in which such person joins the Board (rounded up for partial quarters).

Our employee directors, Robert A. Berman and Dr. Amit Kumar, did not receive any additional compensation for services provided as a director during fiscal year 2015.  The following table sets forth compensation of Lewis H. Titterton, Bruce F. Johnson and Dale Fox, our non-employee directors and Dr. Andrea Belz, our former non-employee director, for fiscal year 2015:

DIRECTORS COMPENSATION
Name	Option Awards ($) (1)	Bonus ($)	All Other Compensation ($)
Lewis H. Titterton	$84,177	-	-
Bruce F. Johnson	$32,832	-	-
Dr. Andrea Belz	$15,375	-	-
Dale Fox	$29,265	-	-
Dr. Amit Kumar (2)	-	-	-

(1)    Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal year ended October 31, 2015, in accordance with ASC 718 and reflects repricing of outstanding options on February 5, 2015. See the section entitled “Option Re-Pricing” above.  A discussion of assumptions used in valuation of option awards may be found in Notes 2 and 6 to our Consolidated Financial Statements for fiscal year ended October 31, 2015, included elsewhere in this Annual Report on Form 10-K. At October 31, 2015, Lewis H. Titterton, Bruce F. Johnson, Dr. Andrea Belz and Dale Fox held unexercised stock options to purchase 240,400 40,800, 12,000 and 18,000 shares respectively, of our common stock.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to our common stock beneficially owned as of December 17, 2015 (or exercisable within 60 days of such date) by (a) each person who is known by our management to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and (c) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)(4)(5)	Percent of Class (6)
Lewis H. Titterton 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	704,004	7.88%
Robert A. Berman12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	721,113	7.67%
Dr. Amit Kumar 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	786,629	8.36%
Bruce F. Johnson12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	458,217	5.22%
Dale Fox 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	18,000	*
Henry P. Herms12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	65,014	*
All Directors and Executive Officers as a Group (6 persons)	2,752,976	26.46%

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

(2)

Includes 121,067 shares, 28,889 shares, 28,889 shares, 28,800 shares, 18,000 shares, 31,889 shares and 257,533 shares which Lewis H. Titterton, Robert A. Berman, Dr. Amit Kumar, Bruce F. Johnson, Dale Fox, Henry P. Herms and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 2003 Share Incentive Plan and/or the 2010 Share Incentive Plan.

(3)

Includes 2,000 shares, 6,666 shares, 15,332 shares, 13,332 and 37,330 shares that Lewis H. Titterton, Robert A. Berman, Dr. Amit Kumar, Bruce F. Johnson and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of warrants purchased by them in the private placements on January 25, 2013 and July 15, 2014.

(5)

Includes 86,000 shares, 640,000 shares, 640,000 shares, 12,000 shares and 1,378,000 shares which Lewis H. Titterton, Robert A. Berman, Dr. Amit Kumar, Bruce F. Johnson and all directors and executive officers as a group, respectively, respectively, have the right to acquire within 60 days pursuant to option agreements with the Company.

(6)

Based on 8,720,878 shares of common stock outstanding as of December 17, 2015.

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company in the future.

Equity Compensation Plan Information

The following is information as of October 31, 2015 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 2003 Share Incentive Plan and our 2010 Share Incentive Plan.  See Note 6 to Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans not approved by security holders (1)(2)	2,672,471	$4.91	988,955

(1)

On April 23, 2003 the Board adopted the 2003 Share Incentive Plan.  Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates were eligible to participate in the 2003 Share Incentive Plan.  The 2003 Share Incentive Plan provided for the grant of stock options, stock appreciation rights, stock awards, performance awards and stock units (the “2003 Benefits”).  The maximum number of shares of common stock available for issuance under the 2003 Share Incentive Plan was 2,800,000.  The 2003 Share Incentive Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010 by the Board, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board and since November 2012 by the Board, which determined the option price, term and provisions of the 2003 Benefits.  The 2003 Share Incentive Plan contains provisions for equitable adjustment of the 2003 Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, spinoff, combination of shares, exchange of shares, dividends in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company.  The 2003 Share Incentive Plan terminated with respect to additional grants on April 21, 2013.

(2)

On July 14, 2010 the Board adopted the 2010 Share Incentive Plan.  Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2010 Share Incentive Plan.  The 2010 Share Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, and performance awards and stock units (the “2010 Benefits”).  The maximum number of shares of common stock available for issuance under the 2010 Share Incentive Plan was initially 600,000 shares.   On July 6, 2011 and August 29, 2012, the 2010 Share Incentive Plan was amended by our Board to increase the maximum number of shares of common stock that may be granted to 1,080,000 and 1,200,000 shares, respectively.  On November 8, 2013, the Board approved an amendment to provide that effective and following November 8, 2013, the maximum aggregate number of shares available for issuance will be 800,000 shares.  Additionally, commencing on the first business day in 2014 and on the first business day of each calendar year thereafter, the maximum aggregate number of shares available for issuance shall be replenished such that, as of such first business day, the maximum aggregate number of shares available for issuance shall be 800,000 shares. Current and future non-employees directors are automatically granted a 10 year nonqualified stock option to purchase 12,000 shares of Common Stock (or 16,000 in the case of the Chairman of the Board) on January 1st of each year that will vest in four equal quarterly installments.  The 2010 Share Incentive Plan was administered by the Stock Option Committee through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board and since November 2012 by the Board of Directors, which determines the option price, term and provisions of each option.  The 2010 Share Incentive Plan terminates with respect to additional grants on July 14, 2020.  The Board may amend, suspend or terminate the 2010 Share Incentive Plan at any time.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

As more fully described in “Executive Compensation - Employment Agreements,” on September 19, 2012, we entered into an employment agreement with Robert A. Berman, the

Company’s President, Chief Executive Officer and a director, and concurrently issued to Mr. Berman options to purchase 640,000 shares of the Company’s common stock.

On September 19, 2012, the Company entered into a Consulting Agreement with Dr. Amit Kumar (the "Kumar Agreement"), a director of the Company, pursuant to which Dr. Kumar agreed to provide business consulting services for an annual consulting fee of $120,000. In connection with the Kumar Agreement, the Company granted Dr. Kumar options to purchase 640,000 shares of the Company's common stock, with an exercise price of $5.4375. Dr. Kumar has also earned a $50,000 bonus pursuant to the Kumar Agreement. The Kumar Agreement was amended on November 8, 2013 to modify the vesting schedule of any unvested options.

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

Director Independence

Our Board oversees the activities of our management in the handling of the business and affairs of our company.  Our common stock trades on the NASDAQ Capital Markets and we are subject to listing requirements which include the requirement that our Board be comprised of a majority of “independent” directors.  Lewis H. Titterton, Bruce F. Johnson and Dale Fox currently meet the definition of “independent” as defined by the SEC.  The Board of Directors has separately designated audit, nominating and compensation committees. Our directors, Robert A. Berman and Dr. Amit Kumar, are employees of, or consultants to, the Company and as such do not qualify as “independent” directors.

Item 14.

Principal Accounting Audit Fees and Services.

 The following table describes fees for professional audit services rendered and billed by Haskell & White LLP, our present independent registered public accounting firm and principal accountant, for the audit of our consolidated financial statements and for other services during fiscal years 2015 and 2014.

Type of Fee	2015	2014

Audit Fees (1)	$97,390	$82,280
Audit Related Fees (2)	34,500	37,130
Tax Fees (3)	20,000	-
All Other Fees	-	-
Total	$159,290	$119,410

(1)

Audit fees for fiscal years 2015 and 2014 represent fees billed for services rendered by Haskell & White LLP for the audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q.

(2)

Audit related fees for fiscal years 2015 and 2014 represent fees billed for services rendered by Haskell & White in connection with our Registration Statements filed during fiscal years 2015 and 2014

(3)

Tax Fees for fiscal year 2015 represent fees billed for services rendered by Haskell & White for the preparation of Federal and State income tax returns.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Board was responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm.  On July 9, 2015, the Board established an Audit Committee which assumed these responsibilities.  Haskell & White LLP’s engagement to conduct our fiscal year 2015 audit was approved by our Board on June 15, 2015.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b)

Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 on Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 of our Form 8-K, dated September 10, 2014.)
3.5	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated, November 8, 2012.)
3.6	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 on Form 8-K, dated June 25, 2015.)
4.1	Registration Rights Agreement, dated as of April 23, 2013, by and between the Company and Aspire Capital Fund, LLC. (Incorporated by reference to Exhibit 4.3 to our Form S-1, dated April 24, 2013.)
10.1	2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003.)
10.2	Amendment No. 1 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)
10.3	Amendment No. 2 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.4	Amendment No. 3 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.5	Amendment No. 4 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)
10.6	Amendment No. 5 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)
10.7	Amendment No. 6 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.5 to our Form 8-K, dated July 20, 2010.)
10.8	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.9	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)
10.10	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.11	Amendment No. 3 to the 2010 Share Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
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

10.18	Form of Warrant issued to investors in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 4.1 to Form 8-K, dated July 15, 2014).
10.19

Termination Agreements, each dated August 29, 2014, relating to the Company’s transaction with Videocon Industries Limited. (Incorporated by reference to Exhibit 10.20 to our Form S-1 dated December 8, 2014.)

10.20	Debt Conversion Agreement, dated September 9, 2014, between the Company and Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.21 to our Form S-1 dated December 8, 2014.)
10.21	Warrant issued to Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.22 to our Form S-1 dated December 8, 2014.)
10.22	At Market Issuance Sales Agreement, dated October 2, 2015, between the Company and National Securities Corporation (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated October 2, 2015.)
21	Subsidiaries of ITUS Corporation. (Filed herewith.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 22, 2015. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 22, 2015. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 22, 2015. (Furnished herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 22, 2015. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

By:  /s/ Robert A. Berman

Robert Berman
President and

December 22, 2015

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:  /s/ Robert A. Berman

Robert A. Berman

President, Chief Executive Officer

December 22, 2015

and Director (Principal Executive Officer)

By:  /s/ Henry P. Herms

Henry P. Herms

Vice President - Finance,

Chief Financial Officer and

Director (Principal Financial

December 22, 2015

and Accounting Officer)

By:  /s/ Lewis H. Titterton

Lewis H. Titterton

December 22, 2015

Chairman of the Board

By:  /s/ Dr. Amit Kumar

Dr. Amit Kumar

December 22, 2015

Director

By:  /s/ Bruce F. Johnson

Bruce F. Johnson

December 22, 2015

       Director

By:  /s/ Dale Fox

Dale Fox

December 22, 2015

       Director

EXHIBITS

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 on Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 of our Form 8-K, dated September 10, 2014.)
3.5	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated, November 8, 2012.)
3.6	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 on Form 8-K, dated June 25, 2015.)
4.1	Registration Rights Agreement, dated as of April 23, 2013, by and between the Company and Aspire Capital Fund, LLC. (Incorporated by reference to Exhibit 4.3 to our Form S-1, dated April 24, 2013.)
10.1	2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003.)
10.2	Amendment No. 1 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)
10.3	Amendment No. 2 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.4	Amendment No. 3 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.5	Amendment No. 4 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)
10.6	Amendment No. 5 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)
10.7	Amendment No. 6 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.5 to our Form 8-K, dated July 20, 2010.)
10.8	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.9	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)
10.10	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.11	Amendment No. 3 to the 2010 Share Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
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

10.18	Form of Warrant issued to investors in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 4.1 to Form 8-K, dated July 15, 2014).
10.19

Termination Agreements, each dated August 29, 2014, relating to the Company’s transaction with Videocon Industries Limited. (Incorporated by reference to Exhibit 10.20 to our Form S-1 dated December 8, 2014.)

10.20	Debt Conversion Agreement, dated September 9, 2014, between the Company and Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.21 to our Form S-1 dated December 8, 2014.)
10.21	Warrant issued to Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.22 to our Form S-1 dated December 8, 2014.)
10.22	At Market Issuance Sales Agreement, dated October 2, 2015, between the Company and National Securities Corporation (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated October 2, 2015.)
21	Subsidiaries of ITUS Corporation. (Filed herewith.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 22, 2015. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 22, 2015. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 22, 2015. (Furnished herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 22, 2015. (Furnished herewith.)

ITUS CORPORATION AND SUBSIDIARIES

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

ITUS Corporation

We have audited the accompanying consolidated balance sheets of ITUS Corporation (the “Company”) as of October 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended October 31, 2015 and 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years ended October 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

Irvine, California
December 22, 2015

ITUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4,369,219	$3,361,246
Short–term investments in certificates of deposit	2,400,000	2,500,000
Accounts receivable	-	400,000
Prepaid expenses and other current assets	126,528	60,577
Total current assets	6,895,747	6,321,823

Patents, net of accumulated amortization of $639,744 and $314,453, respectively	2,396,367	2,721,658
Property and equipment, net of accumulated depreciation of $13,617 and $48,842, respectively	43,456	11,875

Total assets	$9,335,570	$9,055,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$380,765	$1,249,426
Royalties and contingent legal fees payable	213,017	560,076
Total current liabilities	593,782	1,809,502

Patent acquisition obligation (Note 7)	3,688,187	3,236,281
Total liabilities	4,281,969	5,045,783

Commitments and contingencies (Notes 7 and 8)
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares
issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares
issued and outstanding	14,000	14,000
Common stock, par value $.01 per share; 24,000,000 shares authorized;
8,724,878 and 8,788,176 shares issued and outstanding, respectively	87,249	87,882
Additional paid-in capital	151,101,117	148,677,413
Accumulated deficit	(146,148,765)	(144,769,722)
Total shareholders’ equity	5,053,601	4,009,573

Total liabilities and shareholders’ equity	$9,335,570	$9,055,356

The accompanying notes are an integral part of these statements.

ITUS CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2015	2014

Revenue:
Revenue from licensing activities	$255,000	$2,480,000
Amortization of display technology development and license fees received from AU Optronics Corporation in fiscal year 2011	-	1,187,320
Settlement with AU Optronics Corporation	9,000,000	-
Total revenue	9,255,000	3,667,320

Operating costs and expenses:
Inventor royalties and contingent legal fees	147,670	1,412,661
Litigation and licensing expenses	3,500,852	575,413
Amortization of patents	325,291	314,453
Marketing, general and administrative expenses (including non-cash stock option compensation expense of $2,676,309 and $3,149,799, respectively)	6,225,946	6,408,861
Total operating costs and expenses	10,199,759	8,711,388

Loss from operations	(944,759)	(5,044,068)

Impairment in value of Videocon Industries Limited global depository receipts	-	(62,825)

Change in value of derivative liability (Note 5)	-	(592,945)

Loss on extinguishment of debt (Note 5)	-	(2,699,022)

Interest expense (Notes 5 and 7)	(451,906)	(1,263,617)

Dividend income	-	47,568

Interest income	17,622	8,595

Loss before income taxes	(1,379,043)	(9,606,314)

Provision for income taxes (Note 8)	-	-

Net loss	$(1,379,043)	$(9,606,314)

Net loss per share:
Basic and diluted	$(0.16)	$(1.10)

Weighted average common shares outstanding:
Basic and diluted	8,760,126	8,710,867

The accompanying notes are an integral part of these statements.

ITUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2015 and 2014

						Loan
						Receivable		Total
					Additional	From		Shareholders’
	Preferred Stock		Common Stock		Paid-in	Former	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Capital	Affiliate	Deficit	(Deficiency)

BALANCE, October 31, 2013	-	$-	8,371,558	$83,716	$136,759,099	$(5,000,000)	$(135,163,408)	$(3,320,593)

Stock option compensation to employees and consultants	-	-	-	-	3,149,799	-	-	3,149,799
Common stock issued upon exercise of stock options	-	-	20,600	206	75,669	-	-	75,875
Common stock issued to consultants	-	-	12,400	124	84,574	-	-	84,698
Common stock issued upon conversion of convertible debentures due January 2015	-	-	330,683	3,307	2,732,042	-	-	2,735,349
Common stock and preferred stock issued upon conversion of convertible debentures due November 2016	140	14,000	100,800	1,008	5,214,633	-	-	5,229,641
Common stock issued in lieu of interest on convertible debentures	-	-	10,537	105	61,673	-	-	61,778
Sale of common stock, net of expense	-	-	640,000	6,400	3,666,735	-	-	3,673,135
Acquisition of common stock in exchange for investment in Videocon Industries Limited global depository receipts	-	-	-	-	(4,134,516)	-	-	(4,134,516)
Retire common stock acquired in exchange for investment in Videocon Industries Limited global depository receipts	-	-	(800,000)	(8,000)	8,000	-	-	-
Warrants issued in connection with issuance of convertible debentures	-	-	-	-	513,112	-	-	513,112
Common stock issued upon exercise of warrants	-	-	53,598	536	299,473	-	-	300,009
Common stock issued to acquire patent license	-	-	48,000	480	247,120	-	-	247,600
Satisfaction of loan receivable from former affiliate	-	-	-	-	-	5,000,000	-	5,000,000
Net Loss	-	-	-	-	-	-	(9,606,314)	(9,606,314)

BALANCE, October 31, 2014	140	14,000	8,788,176	87,882	148,677,413	-	(144,769,722)	4,009,573

Stock option compensation to employees and consultants	-	-	-	-	2,676,309	-	-	2,676,309
Common stock issued upon exercise of stock options	-	-	17,334	173	44,462	-	-	44,635
Common stock issued to consultants	-	-	11,600	116	45,984	-	-	46,100
Repurchase 92,232 shares of common stock and cancellation of warrants to purchase 16,000 shares of common stock	-	-	-	-	(343,973)	-	-	(343,973)
Retire common stock repurchased	-	-	(92,232)	(922)	922	-	-	-
Net Loss	-	-	-	-	-	-	(1,379,043)	(1,379,043)

BALANCE, October 31, 2015	140	$14,000	8,724,878	$87,249	$151,101,117	$-	$(146,148,765)	$5,053,601

The accompanying notes are an integral part of this statement.

ITUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2015	2014
Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(1,379,043)	$(9,606,314)
Stock option compensation to employees and consultants	2,676,309	3,149,799
Common stock issued to consultants	46,100	84,698
Amortization of patents	325,291	314,453
Accretion of interest on patent acquisition obligations to interest expense	451,906	385,770
Loss on acquisition of common stock and warrants to purchase common stock	101,280	-
Change in value of derivative liability	-	592,945
Loss on extinguishment of debt	-	2,699,022
Accrued interest reversed on conversion of convertible debenture	-	173,833
Amortization of convertible debenture discount charge to interest expense	-	634,267
Impairment in value of investment in Videocon Industries Limited GDR’s	-	62,825
Common stock issued to pay interest on convertible debentures	-	61,778
Common stock issued to acquire patent license	-	16,400
Other	23,195	38,225
Change in operating assets and liabilities:
Accounts receivable	400,000	(225,000)
Prepaid expenses and other current assets	(65,951)	100,069
Accounts payable and accrued expenses	(868,661)	(27,044)
Royalties and contingent legal fees payable	(347,059)	352,333
Deferred revenue	-	(1,187,320)
Net cash provided by (used in) operating activities	1,363,367	(2,379,261)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(2,900,000)	(5,200,000)
Proceeds from maturities of short-term investments in certificates of deposit	3,000,000	2,700,000
Purchase of property and equipment	(54,776)	(6,684)
Net cash provided by (used in) investing activities	45,224	(2,506,684)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	-	3,500,000
Proceeds from sale of common stock, net of expense	-	3,673,135
Proceeds from exercise of warrants to purchase common stock	-	300,009
Proceeds from exercise of employee stock options	44,635	75,875
Payments to acquire 92,232 shares of common stock and cancellation of warrants to purchase 16,000 shares of common stock	(445,253)	-
Payments to redeem convertible securities	-	(200,000)
Net cash (used in) provided by financing activities	(400,618)	7,349,019

Net increase in cash and cash equivalents	1,007,973	2,463,074
Cash and cash equivalents at beginning of year	3,361,246	898,172
Cash and cash equivalents at end of year	$4,369,219	$3,361,246

Supplemental disclosure of non-cash investing and financing activities:
Non-cash patent acquisition	$-	$3,036,011
Common stock issued to acquire patent license	$-	$185,600
Common stock issued upon conversion of debentures	$-	$2,735,349
Fair value of debenture embedded conversion feature, at issuance	$-	$1,570,000
Relative fair value of convertible debenture warrant, at issuance	$-	$513,112
Non-cash acquisition of 20,000,000 shares of common stock	$-	$4,134,516
Common stock and preferred stock issued upon conversion of convertible
debentures due November 2016	$-	$5,229,641
Cancellation of loan receivable from former affiliate	$-	$(5,000,000)
Cancellation of loan payable to former affiliate	$-	$5,000,000

The accompanying notes are an integral part of these statements.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “ITUS” means ITUS Corporation and its wholly-owned subsidiaries.  From inception through October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  In October of 2012 under the leadership of a new management team, the Company undertook a transformation process to recapitalize the Company, unencumber the Company’s assets, seek reparations from a previous joint development partner, change the Company’s name and ticker symbol, relocate the Company’s headquarters and modernize its systems, and monetize patented technologies developed by the Company, or acquired from third parties. In July of 2015, the Company’s stock was accepted for listing and began trading on the NASDAQ Capital Market.

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation, to develop non-invasive blood tests for the early detection of solid tumor based cancers. In July of 2015, Anixa entered into a collaborative research agreement  with The Wistar Institute, the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating Anixa’s cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood stream identified by Anixa and associated with solid tumors. In October of 2015, Anixa and Wistar announced very favorable results from initial testing of a small group of breast cancer patients and healthy controls. One hundred percent (100%) of the blood samples tested from breast cancer patients showed the presence of the biomarkers identified by Anixa, and none of the healthy patient blood samples contained the biomarkers. A more extensive clinical study is currently being conducted.

Over the next several quarters, we expect Anixa to be the primary focus of the Company. As part of our legacy operations, the Company has outsourced a small development project in connection with one of the Company’s thin-film display technologies, and through certain of its subsidiary companies, the Company remains engaged in limited patent licensing activities in the areas of encryption, and advanced materials.  We do not expect these activities to be a significant part of the Company’s ongoing operations.

Over the past several quarters, our revenue has been derived from technology licensing and the sale of patented technologies, including in connection with the settlement of litigation. In addition to Anixa, the Company expects to make investments in and form new companies to develop additional emerging technologies.

AUO Lawsuit and Settlement

On December 29, 2014, the Company and AUO Optronics Corporation (“AUO”) entered into a Settlement Agreement (the “Settlement Agreement”) and a Patent Assignment Agreement (the “Patent Assignment Agreement” and together with the Settlement Agreement, the “Agreements”) pursuant to which the Company received an aggregate of $9,000,000 from AUO.  The Agreements were entered into to resolve a lawsuit filed by the Company against AUO, relating to the Company’s patented ePaper® Electrophoretic Display, and Nano Field Emission Display (“nFED”) technologies.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the lawsuit and settlement, the Company incurred a total of approximately $3,604,000 of legal fees and litigation costs.

Unwinding of Business Relationship and Interests with Videocon

On August 29, 2014, the Company and CopyTele International Ltd., a wholly-owned subsidiary of the Company (the “Subsidiary”), terminated their business relationship (the “Business Relationship”) with Videocon Industries Limited (“Videocon”) and Mars Overseas Limited, an affiliate of Videocon (“Mars” and together with the Company, the Subsidiary and Videocon, the “Parties”).  The Business Relationship began in November 2007 and related to a proposed joint development effort between the Company and Videocon to develop a certain Nano Field Emission Display technology (the “Technology”).  In connection with the proposed joint venture, (i) the Company granted a non-transferable, worldwide license to Videocon for the Technology (the “License”), (ii) the Subsidiary made a $5 million dollar loan to Mars (the “Subsidiary Loan”), (iii) Mars made an identical $5 million dollar loan to the Subsidiary (the “Mars Loan” and together with the Subsidiary Loan, the “Loans”), (iv) the Company sold to Mars 800,000 shares of the Company’s common stock (the “Shares”) and (v) Global EPC Ventures Limited sold to the Company 1,495,845 global depository receipts of Videocon (the “GDRs”). The Shares and GDRs were subsequently used to secure the Loans.

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

Funding

In November 2013, the Company completed a private placement with a single institutional investor, pursuant to which the Company issued a $3,500,000 principal amount 6% convertible debenture due November 11, 2016.  On September 9, 2014, the Company and the holder of the Convertible Debenture agreed to a transaction resulting in the conversion of the principal and accrued interest of the Convertible Debenture into 739,958 shares of the Company’s common stock, and the concurrent conversion of 639,159 of such shares of common stock into 3,500 shares of Series A Convertible Preferred Stock.  For further details of this transaction see Note 5 “Convertible Debentures” herein.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2014, the Company completed the sale of 640,000 shares of its common stock at the offering price of $6.25 per share.  The net proceeds from this sale totaled approximately $3,673,000.  See Note 6, “Shareholders’ Equity – Sale of Common Stock” for additional information regarding this transaction.

In October 2015, the “Company entered into an At Market Issuance Sales Agreement (the “Agreement”) with National Securities Corporation (“National”) to create an at-the-market equity program under which it may sell up to $10,000,000 worth of its common stock (the “Shares”) from time to time through National, as sales agent. The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Agreement or terminate the Agreement. The Shares will be issued pursuant to the Company’s previously filed registration statement that was declared effective by the Securities and Exchange Commission (the "SEC") on September 18, 2015. As of October 31, 2015, no Shares have been sold under the Agreement.

During the year ended October 31, 2015, cash provided by operating activities was approximately $1,363,000.  Cash provided by investing activities was approximately $45,000, which resulted from the proceeds on maturity of certificates of deposit totaling $3,000,000 which was offset by the purchase of certificates of deposit totaling $2,900,000 and the purchase of property and equipment of approximately $55,000.  Our cash used in financing activities was approximately $401,000, which resulted from approximately $445,000 for the repurchase of 92,232 shares of our common stock and the cancellation of warrants to purchase 16,000 shares of our common stock, offset by the proceeds from exercise of stock options of approximately $45,000.  As a result, our cash, cash equivalents, and short-term investments at October 31, 2015 increased approximately $908,000 to approximately $6,769,000 from approximately $5,861,000 at the end of fiscal year 2014.

Based on currently available information as of December 21, 2015, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

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

Patent Licensing

In certain instances, our past revenue arrangements have provided for the payment of contractually determined fees in settlement of litigation and in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company.  These arrangements typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  In such instances, the intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, we had no further obligations.   As such, the earnings process was complete and revenue has been recognized upon the execution of the agreement, when collectability was reasonably assured, and when all other revenue recognition criteria were met.

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

As a result of the AUO/E Ink Lawsuit described above we did not record any display technology development and license fee revenue during the period from the fourth quarter of fiscal 2012 through the second quarter of fiscal year 2014 due to uncertainty as to our remaining performance obligations, if any.  Based on our assessment performed for the third quarter of fiscal 2014, we determined that we have no further performance obligations under the AUO License Agreements and accordingly we recognized display technology development and license fee revenue of approximately $1,187,000, representing the balance of the initial $3 million payment received from AUO.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 29, 2014, we settled our lawsuit against AUO and received gross proceeds of $9 million which was recognized as revenue in the first quarter of fiscal 2015 (see Note 1 “Business and Funding – Description of Business - AUO Lawsuit and Settlement “).

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized.

Anixa Development Expenses

Anixa development expenses are expensed in the consolidated statements of operations in the period incurred.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2015:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$ 467,967	$ -	$ -	$ 467,967
Certificates of deposit - Short term investments	-	2,400,000	-	2,400,000
Total financial assets	$ 467,967	$ 2,400,000	$ -	$ 2,867,967

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2014:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$ 155,964	$ -	$ -	$ 155,964
Certificates of deposit - Short term investments	-	2,500,000	-	2,500,000
Total financial assets	$ 155,964	$ 2,500,000	$ -	$ 2,655,964

The following table presents the hierarchy for our financial liabilities measured at fair value on the transaction date and then adjusted for the subsequent accretion of interest, as of October 31, 2015:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	-	-	$ 3,688,187	$ 3,688,187

The following table presents the hierarchy for our financial liabilities measured at fair value on the transaction date and then adjusted for the subsequent accretion of interest, as of October 31, 2014:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	-	-	$ 3,236,281	$ 3,236,281

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the two years ended October 31, 2015
Patent acquisition obligation:
Balance October 31, 2013	$-
Initial fair value	2,850,511
Accretion of interest on patent obligation	385,770
Balance October 31, 2014	3,236,281
Accretion of interest on patent obligation	451,906
Balance October 31, 2015	$3,688,187

Our non-financial assets that are measured on a non-recurring basis include our property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists.  The estimated fair value of prepaid expenses, accounts payable and accrued expenses approximates their individual carrying amounts due to the short term nature of these measurements.  Cash and cash equivalents are stated at carrying value which approximates fair value.

Cash and Cash Equivalents

Cash equivalents consists of highly liquid, short term investments with original maturities of three months or less when purchased.

Short-term Investments

At October 31, 2015 and 2014, we had certificates of deposit with maturities greater than 90 days when acquired of $2,400,000 and $2,500,000, respectively, that were classified as short-term investments and reported at fair value.

Patents

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  Patent acquisition costs capitalized during the years ended October 31, 2015 and 2014, was approximately $-0- and $3,036,000, respectively.  We recorded patent amortization expense of approximately $325,000 and $314,000 during the years ended October 31, 2015 and 2014, respectively.

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

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”). Under ASC 470-20, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815.  Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

            The conversion features of the convertible debentures issued in January 2013 and November 2013 qualified as embedded derivative instruments and were bifurcated from the host convertible debentures.  Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

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

ITUS CORPORATION AND SUBSIDIARIES

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

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service based options and performance based options on the date of grant, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock achieves a defined target, we use a Monte Carlo simulation in estimating the fair value at grant date. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  With respect to performance based awards, compensation expense is recognized when the performance target is deemed probable.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $2,192,000 and $2,128,000, during the years ended October 31, 2015 and 2014, respectively.

Included in stock-based compensation cost for employees and directors during the years ended October 31, 2015 and 2014 was approximately $2,092,781 and $1,426,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of October 31, 2015, there was unrecognized compensation cost related to non-vested stock options granted to employees and directors, related to service based options of approximately $432,000 which will be recognized over a weighted-average period of 1.1 years.

We account for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”).  In accordance with ASC 505-50, we estimate the fair value of service based stock options and performance based options at each reporting period, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock achieves a defined target we estimate the fair value at each reporting period using a Monte Carlo simulation.  We recognize compensation expense for service based stock options and options subject to market conditions over the requisite or implied service period of the grant.  For performance based awards, compensation expense is recognized when the performance target is achieved.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded consulting expense, related to stock options granted to consultants, during the years ended October 31, 2015 and 2014 of approximately $484,000 and $1,022,000, respectively. Stock-based consulting expense for the years ended October 31, 2015 and 2014 includes approximately $484,000 and $964,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but vested in the current period. As of October 31, 2015, there was no unrecognized consulting expense related to non-vested stock options granted to consultants.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving performance targets.  To determine the weighted average fair value of stock options on the date of grant, employees and directors are included in a single group.  The fair value of stock options granted to consultants is determined on an individual basis.  The stock options we granted during the year ended October 31, 2015 consisted of awards with 10-year terms that vest over one year, options with 10-year terms that vest over 36 months. The stock options we granted during the year ended October 31, 2014 consisted of awards with 10-year terms that vest over one year, options with 10-year terms that vest over 36 months, options with 5-year terms which vest immediately and options with 10-year terms which vest upon achievement of performance milestones.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the years ended October 31, 2015 and 2014:

	For the Year Ended October 31,
	2015	2014
Weighted average fair value at grant date	$3.09	$5.75
Valuation assumptions:
Expected life ( years)	5.75	5.80
Expected volatility	117.8%	115.3%
Risk-free interest rate	2.01%	1.82%
Expected dividend yield	0	0

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

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Share of Common Stock

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2015 and 2014, were options to purchase 2,672,471 and 3,002,550 shares, respectively, warrants to purchase 1,028,931 shares and 1,044,931 shares, respectively, preferred stock convertible into 739,958 shares.

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

Effect of Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  This standard update is effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  In July 2015, a one year deferral of the effective date of the new guidance was approved. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements and related disclosures.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) to simplify the presentation of debt issuance costs. This amendment requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Adoption of this standard is required for interim and annual periods beginning after December 15, 2015 and is to be applied retrospectively. We are currently evaluating the impact ASU 2015-03 will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (“ASU 2015-17”) to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet.  Adoption of this standard is required for annual periods beginning after December 15, 2016. We are currently evaluating the impact ASU 2015-17 will have on our consolidated financial statements and related disclosures.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk are cash equivalents, short-term investments and accounts receivable.  Cash equivalents are primarily highly rated money market funds. Short-term investments are certificates of deposit within federally insured limits. Where applicable, management reviews our accounts receivable and other receivables for potential doubtful accounts and maintains an allowance for estimated uncollectible amounts. Our policy is to write-off uncollectable amounts at the time it is determined that collection will not occur.

Three licensees accounted for 53%, 37% and 10%, respectively, of revenues from patent licensing activities during fiscal year 2015. Four licensees accounted for 22%, 16%, 14% and 10%, respectively, of revenues from patent licensing activities during fiscal year 2014.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

INVESTMENTS

Short-term Investments

At October 31, 2015 and October 31, 2014, we had of certificates of deposit totaling $2,400,000 and $2,500,000, respectively.  Terms of the certificates of deposit generally range from greater than three months to nine months.

Investment in Videocon

Our investment in Videocon was classified as an "available-for-sale security" and reported at fair value, with unrealized gains and losses excluded from operations and reported as component of accumulated other comprehensive income (loss) in shareholders’ equity.  The original cost basis of $16,200,000 was determined using the specific identification method.  The fair value of the Videocon GDRs is based on the price on the Luxembourg Stock Exchange, which price is based on the underlying price of Videocon’s equity shares which are traded on stock exchanges in India with prices quoted in rupees.

ASC 320 “Investments-Debt and Equity Securities” (“ASC 320”) and SEC guidance on other than temporary impairments of certain investments in equity securities requires an evaluation to determine if the decline in fair value of an investment is either temporary or other than temporary.  Unless evidence exists to support a realizable value equal to or greater than the carrying cost of the investment, an other than temporary impairment should be recorded.  At each reporting period we assessed our investment in Videocon to determine if a decline that is other than temporary has occurred.  In evaluating our investment in Videocon during fiscal year 2014, we determined that based on both the duration and the continuing magnitude of the market price decline compared to the carrying cost, a write-down of the investment of approximately $63,000 should be recorded and a new cost basis of approximately $4,135,000 should be established.  On August 29, 2014, we exchanged the Videocon GDRs for 800,000 shares of our common stock, see Note 1 “Business and Funding – Description of Business – Unwinding of Business Relationship and Interest with Videocon”.  On a cumulative basis, we have recorded other than temporary impairments in our investment in Videocon GDRs of approximately $12,065,000.

The fair value of the Videocon GDRs on August 29, 2014, the date of disposition, was follows:

Investment in Videocon
Fair Value as of October 31, 2013	$4,197,341
Other than temporary impairment	(62,825)
Fair value of Videocon GDRs on date of disposition	$4,134,516

4.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consist of the following as of:

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	October 31,
	2015	2014
Accounts payable	$374,703	$540,179
Payroll and related expenses	-	372,753
Accrued litigation expense, consulting and other professional fees	-	320,493
Accrued other	6,062	16,001
	$380,765	$1,249,426

5.           CONVERTIBLE DEBENTURES

Convertible Debenture due January 2015

In January 2013, the Company received aggregate gross proceeds of $1,765,000 from the issuance of 8% convertible debentures due January 25, 2015 (“Convertible Debenture due January 2015”), of which $250,000 was received from our current President, Chief Executive Officer and director, and two other directors of the Company. The debentures paid interest quarterly and were convertible into shares of our common stock at a conversion price of $3.75 per share on or before January 25, 2015. The embedded conversion feature had certain weighted average anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $3.75 per share.  The Company had the option to pay any interest on the debentures in common stock based on the average of the closing prices of  our common stock for the 10 trading days immediately preceding the interest payment date. The Company also had the option to pay any interest on the debentures with additional debentures.  The Company had the right to prepay the debentures at any time without penalty upon 30 days prior notice but only if the sales price of the common stock is at least $7.50 for 20 trading days in any 30-day trading period ending no more than 15 days before the Company’s prepayment notice.  In conjunction with the issuance of the debentures, the Company issued warrants (the “Convertible Debenture Warrant”) to purchase 235,310 shares of its common stock.  Each warrant grants the holder the right to purchase one share of the Company’s common stock at the purchase price of $7.50 per share on or before January 25, 2016. The Convertible Debenture Warrant may be exercised on a cashless basis only if there is not an effective registration statement covering such shares.

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

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of January 25, 2013
Stock price on valuation date	$5.25
Conversion price	$3.75
Stock premium for liquidity	57%
Term (years)	2.00
Expected volatility	110%
Weighted average risk-free interest rate	0.3%
Trials	100,000
Aggregate fair value	$1,180,000

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company calculated the fair value of the Convertible Debenture Warrant issued on January 25, 2013 using the Black-Scholes option pricing model with the following assumptions:

As of January 25, 2013
Stock price on valuation date	$5.25
Exercise price	$7.50
Stock premium for liquidity	38%
Term (years)	3.00
Warrant exercise trigger price	41%
Expected volatility	95%
Weighted average risk-free interest rate	0.4%
Number of warrants	5,882,745
Aggregate fair value	$370,000

The Company determined the fair value of the Convertible Debenture due January 2015 by preparing an analysis of discounted cash flows, using a discount rate of 18.6%, which the Company deemed appropriate given the Company’s current risk scenarios.

In connection with the Convertible Debenture due January 2015, the Company provided compensation to the placement agent consisting of a cash fee of $41,400 and a warrant for the purchase of 11,041 shares of the Company’s common stock (“Placement Agent Warrant”).  The terms of the Placement Agent Warrant are identical to the terms of the Convertible Debenture Warrant, and using Black-Scholes, upon issuance, was determined to have a fair value of $17,360. Assumptions for the valuation of the Placement Agent Warrant were identical to those provided above for the Convertible Debenture Warrant.  In addition, issuance costs included legal fees of approximately $25,000.

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

ITUS CORPORATION AND SUBSIDIARIES

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

As of October 31, 2013
Stock price on valuation date	$ 4.875
Conversion price	$ 3.75
Stock premium for liquidity	42%
Term (years)	1.25
Expected volatility	115%
Weighted average risk-free interest rate	0.3%
Trials	100,000
Aggregate fair value	$ 540,000

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

As of April 30, 2014
Stock price used for valuation	$8.50
266.68 shares issued per $1,000 face value
Aggregate intrinsic value of the $1,150,000 of principal outstanding on April 30, 2014, immediately prior to conversion and repayment	$1,456,797

The amortization of debt discount related to the Convertible Debenture due January 2015 was approximately $-0- and $233,000, for the years ended October 31, 2015 and 2014, respectively.

During the year ended October 31, 2013, holders of $325,000 and $5,878 of principal and interest, respectively, of the Convertible Debenture due January 2015, converted their holdings into an aggregate of 86,671 and 805 shares of Common Stock.  During the year ended October 31, 2014, holders of $1,240,000 and $9,000 of principal and interest, respectively, of the Convertible Debenture due January 2015, converted their holdings into an aggregate of 330,683 and 1,185 shares of common stock and holders of $200,000 of principal of the Convertible Debenture due January 2015 consented to prepayment (without conversion) of obligations to them under the instrument’s prepayment provisions. During the year ended October 31, 2014, in connection with these conversions and prepayments, the Company recorded losses on extinguishment of debt in the amount of $482,915.  These losses represent the excess of the fair value of Common Stock on the date of conversion over the net book value of the debt on the date of conversion.  Since the conversion feature on the Convertible Debenture due January 2015 was determined to be a derivative liability, the net book value includes both the value of the debt, net of discount, and the portion of the derivative liability related to its conversion feature.

The loss on extinguishment of debt was calculated as follows:

Year Ended October 31, 2014
Face value of debt converted	$1,440,000
Less: discount	(658,232)
Plus: fair value of derivative liability	1,670,704
Net book value of debt converted	$2,452,472
Fair value of common stock issued	2,935,387
Loss on extinguishment of debt	$(482,915)

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debenture due November 2016

In November 2013, the Company received aggregate gross proceeds of $3,500,000 from the issuance of 6% convertible debentures due November 11, 2016 (“Convertible Debenture due November 2016”). The debentures paid interest annually and were convertible into shares of our common stock at a conversion price of $4.73 per share on or before November 11, 2016.  The embedded conversion feature had certain weighted average anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $3.55 per share.  The Company had the option to pay any interest on the debentures in common stock based on 90% of the volume weighted average closing sales price of our common stock for the 30 trading days immediately preceding the interest payment date.  In conjunction with the issuance of the debentures, the Company issued warrants (the “Convertible Debenture Warrant”) to purchase 369,979 shares of its common stock.  Each warrant granted the holder the right to purchase one share of the Company’s common stock at an initial fixed purchase price of $9.46 per share (see discussion below of amendment to warrant exercise price) on or before November 11, 2016.  The Convertible Debenture Warrant may be exercised on a cashless basis only if there is not an effective registration statement covering such shares.

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

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of November 11, 2013
Stock price on valuation date	$5.00
Conversion price	$4.725
Discount for lack of marketability	35.5%
Term (years)	3.00
Expected volatility	102.8%
Weighted average risk-free interest rate	0.62%
Trials	100,000
Aggregate fair value	$1,570,000

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of November 11, 2013
Stock price on valuation date	$5.00
Exercise price	$9.45
Discount for lack of marketability	22%
Term (years)	3.00
Expected volatility	102.8%
Weighted average risk-free interest rate	0.6%
Number of warrants	369,979
Aggregate fair value	$740,000

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

On September 9, 2014, holders of $3,500,000 and approximately $173,000 of principal and interest, respectively, of the Convertible Debenture due November 2016, converted their holdings into an aggregate of 739,958 shares of common stock the (“Conversion Common Stock”).   In addition, the Company exchanged and reissued the warrant for the purchase of 369,979 shares of common stock, and upon the reissuance, lowered the exercise price to $7.75 per share.   There was no change to the term of the warrant.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Immediately after the conversion, the holders exchanged 639,158 shares of the Conversion Common Stock into 3,500 shares of Series A Convertible Preferred Stock. Shortly thereafter, the Company retired and cancelled the 639,158 shares of common stock received in the exchange.

In connection with this conversion, the Company recorded a loss on conversion/exchange of approximately $2,216,000, as summarized below. This loss represents the excess of the fair value of the common stock issued, net of the shares of common stock exchanged for the issuance of 3,500 shares of Series A Convertible Preferred Stock, plus the fair value of the Series A Convertible Preferred Stock, on the date of the conversion, over the net book value of the debt on the date of conversion. Since the conversion feature on the Convertible Debenture due November 2016 was determined to be a derivative liability, the net book value includes the value of the debt, net of debt discount and deferred issuance costs, plus accrued interest and the derivative liability related to the conversion feature (after being marked to market) on the conversion date, and the change in the fair value of the warrant on the date of the conversion. Because the conversion rate of the Series A Convertible Preferred Stock of $4.73 per share was less than the Company’s closing stock price on the date of this transaction, the Company determined that the Series A Convertible Preferred Stock contained a beneficial conversion feature. The beneficial conversion feature was recorded in additional paid-in-capital as a result of the Company’s accumulated deficit.

The loss on extinguishment of debt was determined as follows:

Securities extinguished:
Face value of convertible debenture converted	$3,500,000
Less: debt discount	(1,684,801)
Less: deferred issuance costs	(7,739)
Plus: accrued interest	173,833
Plus: fair value of derivative liability	1,032,241
Plus: fair value of warrant exchanged in connection with the conversion	805,000
Net book value of converted debenture, accrued interest, derivative liability and warrant exchanged	3,818,534
Securities issued in conversion/exchange:
Fair value of 100,800 shares of common stock issued, net (739,958 shares of Conversion Common Stock issued, less 639,158 shares exchanged for 3,500 shares of Series A Convertible Preferred Stock)	617,400
Fair value of 3,500 shares of Series A Convertible Preferred Stock (based on a stated value per share of $1,000 and a conversion rate of $4.73)	4,532,241
Fair value of warrant issued September 9, 2014	885,000
Subtotal of securities issued in conversion/exchange	6,034,641
(Loss) on conversion/exchange	$(2,216,107)

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

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 9, 2014
Stock price used for valuation	$6.125
211.4 shares issued per $1,000 of face value
Aggregate gross intrinsic value of the $3,500,000 of principal outstanding on September 8, 2014, immediately prior to conversion	4,532,241
Less the face value of the convertible debenture	(3,500,000)
Intrinsic value of the derivative conversion feature	$1,032,241

The derivative liability related to the embedded conversion feature was revalued at each reporting period as well as on the date of all conversions. The value of the derivative liability associated with the conversion of the Convertible Debenture due November 2016 during the year ended October 31, 2014 was approximately $1,032,000. As of October 31, 2014, the Company determined the fair value of the derivative liability to be $-0-, as the full value of the Convertible Debenture due November 2016 was converted in full during the year ended October 31, 2014.  During the year ended October 31, 2014, the Company recorded gains on the change in fair value of the derivative liability of approximately $538,000.

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

The amortization of debt discount related to the Convertible Debenture due November 2016 for the years ended October 31, 2015 and 2014 was approximately $-0- and $401,000, respectively.

6.

SHAREHOLDERS’ EQUITY

Sale of Common Stock

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2014, the Company, raised $4,000,000 of gross proceeds via a registered direct offering of its common stock to certain investors (the “Investors”) (the “Offering”). The Company sold an aggregate of 640,000 shares of common stock and warrants to purchase an aggregate of 320,000 shares of common stock. The purchase price of one share of common stock and a warrant to purchase ½ of a share of common stock was $6.25.  The warrants are exercisable immediately as of the date of issuance at an exercise price of $10.00 per share and expire five years from the date of issuance. The exercise price of the warrants is subject to customary adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  Under certain circumstances, the Company has the right to call for cancellation of warrants for which a notice of exercise has not yet been delivered for consideration equal to $.025 per share.  The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3, which became effective on April 25, 2014, pursuant to a prospectus supplement filed with the SEC.

Reverse Stock Split

On June 26, 2015, we effected a 1-for-25 reverse stock split (the “Stock Split”) of our issued common stock and preferred stock.  Each shareholders’ percentage ownership and proportional voting power remained unchanged as a result of the Stock Split.  All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the Stock Split.  As a result of the Stock Split, the number of shares of our common stock and preferred stock authorized was also decreased by the same proportion as the outstanding shares.

Common Stock Issuances

During the years ended October 31, 2015 and 2014, we issued 11,600 shares and 12,400 shares, respectively, of common stock to consultants for services rendered, pursuant to the 2010 Share Plan.  We recorded consulting expense for the years ended October 31, 2015 and 2014 of approximately $46,000 and $85,000, respectively, for shares of common stock issued to consultants.

Stock Option Plans

As of October 31, 2015, we have two stock option plans: the 2003 Share Plan and the 2010 Share Plan which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock in the 2003 Share Plan was 2,800,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determined the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date. In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the 2003 Share Plan for the two years ended October 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2013	625,554	$18.00
Exercised	(17,400)	$3.63
Forfeited	(114,163)	$19.75
Options Outstanding at October 31, 2014	493,991	$18.00
Exercised	(4,000)	$2.58
Forfeited	(123,771)	$14.71
Options Outstanding and Exercisable at October 31, 2015	366,200	$17.86	$61,665

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of October 31, 2015:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 1.79 - $ 9.25	73,880	1.75	$ 2.91
$14.75 - $17.25	59,600	1.33	$16.75
$18.75 - $23.00	192,720	1.14	$21.57
$29.25	40,000	1.80	$29.25

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock in the 2010 Share Plan was initially 600,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock in the plan to 1,080,000 shares and on August 29, 2012, the maximum number of shares in the plan was further increased to 1,200,000 shares.  On November 8, 2013, the Board of Directors approved an amendment to provide that effective November 8, 2013, the maximum aggregate number of shares available for future issuance will be 800,000 shares and that on the first business day in 2014 and on the first business day of each calendar year thereafter the maximum aggregate number of shares available for future issuance shall be replenished such that 800,000 shares will be available. Accordingly, on November 8, 2013, January 2, 2014 and January 2, 2015, the number of shares in the 2010 Share Plan was increased to 1,956,999 shares, 2,225,399 shares and 2,569,399 shares, respectively.  In addition, on November 8, 2013, the 2010 Share Plan was amended to provide that on January 2nd of each year commencing on January 2, 2014, each non-employee director of the Company at that time shall automatically be granted a 10 year stock option to purchase 12,000 shares of common stock (16,000 for the Chairman) that will vest in four equal quarterly installments. The 2010 Share Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors and since November 2012, by the Board of Directors, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of October 31, 2015, the 2010 Share Plan had 988,995 shares available for future grants.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the 2010 Share Plan as of October 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options Outstanding at October 31, 2013	119,360	$6.13
Granted	612,400	$5.75
Exercised	(3,200)	$4.00
Options Outstanding at October 31, 2014	728,560	$5.75
Granted	60,400	$2.91
Exercised	(13,334)	$2.58
Forfeited	(249,355)	$6.24
Options Outstanding at October 31, 2015	526,271	$3.33	$ 471,292
Options Exercisable at October 31, 2015	406,149	$3.40	$ 342,572

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.58 - $9.25	526,271	6.98	$3.33	406,149	6.57	$3.40

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, in September 2012, the Board of Directors approved the grant of stock options to purchase 1,660,000 shares and, during the year ended October 31, 2013, the Board of Directors approved the grant of stock options to purchase 120,000 shares.

Of the stock options granted in September 2012, nonqualified options to purchase 1,600,000 shares were issued to our new executive team, consisting of 640,000 stock options issued to our new President and Chief Executive Officer, 320,000 stock options issued to our new Senior Vice President of Engineering and 640,000 stock options issued to a new strategic advisor to the Company who was also a Director.  These stock options had an exercise price of $5.44 (the average of the high and the low sales price of the common stock on the trading day immediately preceding the approval of such options by the Board of Directors) and have a term of ten years.  Half of these stock options vest in 36 equal monthly installments commencing on October 31, 2012, provided that if the grantees are terminated by the Company without cause, an additional 12 months of vesting will be accelerated and such accelerated options will become immediately exercisable.  The balance of the stock options will vest in three equal installments upon achievement of a cash milestone, which was satisfied in the fourth quarter of fiscal 2013, and two stock price targets, which were not achieved in fiscal 2013.  In November 2013, in light of the cost and expense of revaluing the unvested portion of the performance-based stock options on a quarterly basis for financial reporting purposes, the Board of Directors approved an amendment to the performance-based stock options awarded on September 19, 2012 to the President and Chief Executive Officer, Senior Vice President of Engineering and the strategic advisor. The amendment modifies the option award’s vesting conditions to provide that the unvested portion of the stock options vest in 23 consecutive monthly installments commencing November 30, 2013.  The fair value of these options was recalculated to reflect the change to service based options as of November 8, 2013 and the unrecognized compensation amount was adjusted to reflect the increase in fair value.  As of October 31, 2015, the options to purchase 1,600,000 shares were exercisable and had an intrinsic value of $1,832,000, based on our closing share price on October 31, 2015 of $3.72.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining nonqualified stock options granted in September 2012 to purchase 60,000 shares consisted of grants of 30,000 stock options to our Chairman in compensation for his service as interim Chief Executive Officer of the Company and as compensation for his prior service as a director, and 30,000 stock options to a director in compensation for his service in recruiting the Company’s new management team.  These stock options had an exercise price of $5.56 (the average of the high and low sales price on September 21, 2012).  The options vest in 3 equal annual installments commencing on September 21, 2012 and have a term of ten years.   As of October 31, 2015, these options were exercisable and had an intrinsic value of approximately $34,000, based on our closing share price on October 31, 2015 of $3.72.  These stock options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

During the year ended October 31, 2013, nonqualified stock options to purchase 120,000 shares were granted to our outside directors for service rendered to our Company.  Of these options,

(a)  In November 2012, nonqualified stock options to purchase 40,000 shares were issued to one of our directors as additional compensation for service in recruiting the Company’s new management team.  These options have an exercise price of $5.28 (the average of the high and low sales price on date of grant) and vested 13,334 shares upon grant and 13,333 shares in two annual installments commencing November 30, 2013.

(b) In February 2013, nonqualified stock options to purchase 40,000 shares were issued to the Chairman of the Board.  These stock options had an exercise price of $5.88 (the average of the high and low sales price on date of grant) and vest 13,334 shares upon grant and 13,333 shares in two annual installments commencing February 15, 2014.

(c) In March 2013, nonqualified stock options to purchase an aggregate of 40,000 shares were granted to the Company’s three outside directors.  Each of these stock options had an exercise price of $4.88 (the average of the high and low sales price on date of grant) and vest in four equal quarterly installments commencing March 31, 2013.

As of October 31, 2015, the options to purchase 120,000 shares were exercisable and had an intrinsic value of approximately $92,000, based on our closing share price on October 31, 2015 of $3.72.  These options otherwise have the same terms and conditions as options granted under the Company’s 2010 Share Incentive Plan.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the above outstanding and exercisable stock options that were not granted under the 2003 Share Plan or the 2010 Share Plan as of October 31, 2015:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 2.58 - $ 5.56	1,780,000	6.76	$ 2.71

On January 28, 2015, the Board of Directors authorized management of the Company to re-price issued and outstanding stock options for all of the officers, directors and employees of the Company, at any time prior to February 16, 2015.  On February 5, 2015, management acted to re-price 2,184,125 issued and outstanding stock options (the “Re-Priced Options”) pursuant to the authority granted by the Board of Directors. The new exercise price of the Re-Priced Options is $2.575, the closing sales price of the Company’s common stock on February 5, 2015.  All other terms of the previously granted Re-Priced Options remain the same.  The Company recorded additional stock-based compensation of approximately $297,000, as of February 5, 2015, related to this re-pricing.  This amount was determined to be the incremental value of the fair value of the Re-Priced Options compared to the fair value of the original option immediately before the re-pricing.

Preferred Stock

In May 1986, our shareholders authorized 200,000 shares of preferred stock with a par value of $100 per share.  The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors.

Series A Convertible Preferred Stock

On September 9, 2014, the Company designated 140 shares of the preferred stock as Series A Convertible Preferred Stock, par value $100 per share, in accordance with the Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on September 9, 2014 (the “Series A Convertible Preferred Stock”).  On September 9, 2014, 140 shares of Series A Convertible Preferred Stock were issued in connection with the conversion of the Convertible Debenture due November 2016, as discussed further, in Note 5, “Convertible Debentures” herein.

Ranking

The Series A Convertible Preferred Stock ranks senior to the Company’s common stock, to all series of any other classes of equity which may be issued and to any indebtedness, unless the Company has obtained the prior written consent of the Series A Convertible Preferred Stock holder.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Optional Conversion

Holders of the Series A Convertible Preferred Stock may at any time convert their shares of Series A Convertible Preferred Stock into such number of shares of the Company’s common stock in such an amount equal to (a) the stated value (initially $1,000) of the shares of Series A Convertible Preferred Stock being converted (the “Stated Value”), divided by the conversion price (initially $4.73) ( the “Series A Conversion Price”), multiplied by (b) the number of shares of Series A Preferred Stock being converted.  In the event the Series A Convertible Preferred Stock is converted in part, the Company shall deliver a new certificate of like tenor in the amount equal to the remaining balance of the Series A Convertible Preferred Stock after giving effect to such partial conversion.

The holder shall not have the right to convert any portion of the Series A Convertible Preferred Stock if after giving effect to such conversion, the holder, together with any affiliate thereof, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion.

The embedded conversion option has certain anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $3.55 per share.

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

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting for the Series A Convertible Preferred Stock

The Company determined that the economic characteristics and risks of the conversion feature and the preferred stock instrument were clearly and closely related as equity instruments and accordingly, the conversion feature would not require separate accounting.   In addition, the redemption feature is contingent upon Series A Convertible Preferred Stock not being converted into common stock and upon the holders delivering a redemption notice to the Company.   Further, the redemption purchase price may only be paid from the proceeds of a subsequent sale of equity securities. Accordingly, the Series A Convertible Preferred Stock was accounted for as an equity instrument. Further, because the conversion rate of the Series A Convertible Preferred Stock of $4.73 per share was less than the Company’s closing stock price on the date of this transaction, the Company determined that the Series A Convertible Preferred Stock contained a beneficial conversion feature. The beneficial conversion feature was recorded in additional paid-in-capital as a result of the Company’s accumulated deficit.

7.

COMMITMENTS AND CONTINGENCIES

Patent Acquisition Obligations

As of October 31, 2015, we have incurred obligations due no later than November 2017 related to the acquisition of patents, which have a discounted present value of approximately $3,688,000, and which amount will be reduced by royalties paid during the period, if any.  The payment due in November 2017 is payable at the option of the Company in cash or common stock.  We recorded interest expense of approximately $452,000 and $386,000, respectively, for the  years ended October 31, 2015 and 2014, for the accretion of interest on patent acquisition obligations.

Leases

We lease approximately 3,000 square feet of office space in Los Angeles, California pursuant to a lease that expires March 30, 2016.  As of October 31, 2015, our non-cancelable operating lease commitments for the year ending October 31, 2016 was approximately $44,000.  Rent expense for the years ended October 31, 2015 and 2014, was approximately $100,000 and $109,000, respectively.

Litigation Matters

On December 29, 2014, we settled our lawsuit against AUO which had been filed on January 28, 2013. For a more detailed description of the settlement with AUO see Note 1, “Business and Funding - Description of Business - AUO Lawsuit and Settlement”.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other than suits we bring to enforce our patent rights we are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

8.

INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2015	2014
Federal:
Current	$-	$-
Deferred	(487,000)	(1,606,000)
State:
Current	-	-
Deferred	(120,000)	(1,000)
Adjustment to valuation allowance related to net deferred tax assets	607,000	1,607,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2015 and 2014, are as follows:

	2015	2014
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$31,261,000	$31,864,000
Deferred compensation	6,522,000	5,437,000
Intangibles	483,000	-
Other	282,000	359,000
Subtotal	38,548,000	37,660,000

Less: valuation allowance	(38,548,000)	(37,660,000)
Deferred tax asset, net	$-	$-

As of October 31, 2015, we had tax net operating loss and tax credit carryforwards of approximately $75,642,000 and $1,110,000, respectively, available within statutory limits (expiring at various dates between 2016 and 2035), to offset any future regular Federal corporate taxable income and taxes payable.  If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital.  Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of October 31, 2015, management has not determined the extent of any such limitations, if any.

We had New York State tax net operating loss and tax credit carryforwards of approximately $72,505,000 and $11,000, respectively, and California tax net operating loss carryforward of approximately $2,803,000, as of October 31, 2015, available within statutory limits (expiring at various dates between 2016 and 2035), to offset future corporate taxable income and taxes payable, if any, under certain computations of such taxes.

ITUS CORPORATION AND SUBSIDIARIES

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

	Year Ended October 31,
	2015		2014
Income tax benefit at U.S. Federal statutory income Tax rate	$ (469,000)	(34.00%)	$ (3,266,000)	(34.00%)
State income taxes	(117,000)	(8.50%)	(6,000)	(.06%)
Permanent differences	1,000.10%		1,529,000	15.92%
Expiring net operating losses, credits and other	(22,000)	(1.60%)	115,000	1.19%
Foreign rate difference on impairment	-	0%	21,000.22%
Change in valuation allowance	607,000	44.00%	1,607,000	16.73%
Income tax provision	$ -	0%	$ -	0%

During the two fiscal years ended October 31, 2015, we incurred no Federal and no State income taxes.  We have no unrecognized tax benefits as of October 31, 2015 and 2014 and we account for interest and penalties related to income tax matters in marketing, general and administrative expenses.  Tax years to which our net operating losses relate remain open to examination by Federal authorities and other jurisdictions to the extent which the net operating losses have yet to be utilized.