Form 10-Q
period 2016-01-31
ITUS Corp
filed 2016-02-19
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

On February 15, 2016, the registrant had outstanding 8,730,878 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31,	October 31,
ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$3,980,826	$4,369,219
Short-term investments in certificates of deposit	2,150,000	2,400,000
Prepaid expenses and other current assets	55,774	126,528
Total current assets	6,186,600	6,895,747

Patents, net of accumulated amortization of $721,069 and $639,744, respectively	2,315,042	2,396,367
Property and equipment, net of accumulated depreciation of $17,465 and $13,617, respectively	145,620	43,456
Total assets	$8,647,262	$9,335,570

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,036,218	$380,765
Royalties and contingent legal fees payable	207,789	213,017
Total current liabilities	1,244,007	593,782

Patent acquisition obligation (Note 9)	3,812,088	3,688,187
Total liabilities	5,056,095	4,281,969

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized;
no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares
issued and outstanding	14,000	14,000
Common stock, par value $.01 per share; 24,000,000 shares authorized; 8,730,878
and 8,724,878 shares issued and outstanding, respectively	87,309	87,249
Additional paid-in capital	151,231,712	151,101,117
Accumulated deficit	(147,741,854)	(146,148,765)
Total shareholders’ equity	3,591,167	5,053,601
Total liabilities and shareholders’ equity	$8,647,262	$9,335,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	January 31,
	2016	2015
Revenue:
Revenue from licensing activities	$-	$135,000
Settlement with AU Optronics Corporation	-	9,000,000
Total revenue	-	9,135,000

Operating costs and expenses:
Inventor royalties and contingent legal fees	-	88,877
Litigation and licensing expense	59,641	3,334,702
Amortization of patents	81,324	81,324
Marketing, general and administrative expenses (including non-cash stock option
compensation expenses of $112,495 and $491,779, respectively)	1,331,474	1,773,368
Total operating costs and expenses	1,472,439	5,278,271

(Loss) income from operations	(1,472,439)	3,856,729

Interest expense (Note 9)	(123,901)	(109,186)

Interest income	3,251	4,677

(Loss) income before income taxes	(1,593,089)	3,752,220

Provision for income taxes	-	-
Net (loss) income	$(1,593,089)	$3,752,220

Net (loss) income per common share:
Basic	$(0.18)	$0.43
Diluted	$(0.18)	$0.41

Weighted average common shares outstanding:
Basic	8,727,035	8,788,375
Diluted	8,727,035	9,251,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2016
(UNAUDITED)

	Series A Convertible
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, October 31, 2015	140	$14,000	8,724,878	$87,249	$151,101,117	$(146,148,765)	$5,053,601
Stock option compensation to employees and directors	-	-	-	-	112,495	-	112,495
Common stock issued to consultants	-	-	2,000	20	6,340	-	6,360
Common stock issued to acquire patents	-	-	4,000	40	11,760	-	11,800
Net loss	-	-	-	-	-	(1,593,089)	(1,593,089)
Balance, January 31, 2016	140	$14,000	8,730,878	$87,309	$151,231,712	$(147,741,854)	$3,591,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	January 31,
	2016	2015
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Net (loss) income	$(1,593,089)	$3,752,220
Stock option compensation to employees, directors and consultants	112,495	491,779
Common stock issued to consultants	6,360	4,000
Depreciation of property and equipment	3,849	1,021
Amortization of patents	81,324	81,324
Accretion of interest on patent acquisition obligations to interest expense	123,901	109,186
Common stock issued to acquire patent license	11,800	-
Other	-	6,635
Change in operating assets and liabilities:
Accounts receivable	-	355,000
Prepaid expenses and other current assets	70,754	(5,922)
Accounts payable and accrued expenses	655,453	152,219
Royalties and contingent legal fees payable	(5,228)	(294,368)
Net cash (used in) provided by operating activities	(532,381)	4,653,094

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(250,000)	(650,000)
Proceeds from maturities of short-term investments in certificates of deposit	500,000	500,000
Payments for purchases of property and equipment	(106,012)	(54,776)
Net cash provided by (used in) investing activities	143,988	(204,776)

Net (decrease) increase in cash and cash equivalents	(388,393)	4,448,318

Cash and cash equivalents at beginning of period	4,369,219	3,361,246
Cash and cash equivalents at end of period	$3,980,826	$7,809,564

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

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation, to develop non-invasive blood tests for the early detection of solid tumor based cancers. In July of 2015, Anixa entered into a collaborative research agreement  with The Wistar Institute, the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating Anixa’s cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood stream identified by Anixa and associated with solid tumors. In October of 2015, Anixa and Wistar announced favorable results from initial testing of a small group of breast cancer patients and healthy controls. One hundred percent (100%) of the blood samples tested from breast cancer patients showed the presence of the biomarkers identified by Anixa, and none of the healthy patient blood samples contained the biomarkers. A more extensive clinical study is currently being conducted.

Over the next several quarters, we expect Anixa to be the primary focus of the Company. As part of our legacy operations, the Company had outsourced a small development project in connection with one of the Company’s thin-film display technologies which was discontinued in February 2016, and through certain of its subsidiary companies, the Company remains engaged in limited patent licensing activities in the areas of encryption, and advanced materials.  We do not expect these activities to be a significant part of the Company’s ongoing operations.

Over the past several quarters, our revenue has been derived from technology licensing and the sale of patented technologies, including in connection with the settlement of litigation. In addition to Anixa, the Company expects to make investments in and form new companies to develop additional emerging technologies.

AUO Lawsuit and Settlement

             On December 29, 2014, the Company and AU Optronics Corporation (“AUO”) entered into a Settlement Agreement, and a Patent Assignment Agreement, resolving a lawsuit filed by the Company against AUO in connection with the joint development and commercialization of the Company’s patented ePaper® Electrophoretic Display, and Nano Field Emission Display technologies. The Company received an aggregate of $9,000,000 from AUO, and transferred certain electrophoretic display patents to AUO. For more information regarding our lawsuit against AUO and the Settlement Agreement and Patent Assignment Agreement with AUO, please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) December 23, 2015.

Funding and Management’s Plans

During the three months ended January 31, 2016, cash used in operating activities was approximately $532,000.  Net cash provided by investing activities was approximately $144,000, which reflected proceeds from the sale or maturity of certificates of deposit totaling $500,000, which was offset by the purchase of certificates of deposit totaling $250,000 and the purchase of property and equipment of approximately $106,000.  As a result, our cash, cash equivalents and short-term investments at January 31, 2016 decreased by approximately $638,000 to approximately $6,131,000 from approximately $6,769,000 at the end of fiscal year 2015.

Based on currently available information as of February 19, 2016, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 31, 2015, as reported by us in our Annual Report on Form 10-K filed with the SEC on December 23, 2015.  The October 31, 2015 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of January 31, 2016, and results of operations and cash flows for the interim periods represented.  The results of operations for the three months ended January 31, 2016 are not necessarily indicative of the results to be expected for the entire year.

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

Intangible Assets

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  We did not capitalize any patent acquisition costs during the three months ended January 31, 2016 and 2015. We recorded patent amortization expense of approximately $81,000 and $81,000 during the three months ended January 31, 2016 and 2015, respectively.

2.          STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense, on a straight-line basis, over the requisite service period (the vesting period of the stock option) which is one to ten years. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $112,000 and $543,000 during the three months ended January 31, 2016 and 2015, respectively.

The compensation cost for stock options granted to consultants is measured based on fair value at each reporting period, using the Black-Scholes pricing model, and is recognized as an expense over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to consultants, of approximately $-0- and $(51,000) during the three months ended January 31, 2016 and 2015, respectively.

Stock Option Activity

We did not grant any stock options during the three months ended January 31, 2016. During the three months ended January 31, 2015, we granted options to purchase 52,000 shares of common stock at an exercise price of $2.80 per share pursuant to the ITUS Corporation 2010 Share Incentive Plan (the "2010 Share Plan”).   During the three months ended January 31, 2016 and 2015, no stock options to purchase shares of common stock were exercised.

Stock Option Plans

As of January 31, 2016, we have two stock option plans:  the ITUS Corporation 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees, directors and consultants.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the three months ended January 31, 2016 is as follows:

		Weighted	Aggregate
		Average Exercise	Intrinsic
	Shares	Price Per Share	Value
Options Outstanding at October 31, 2015	366,200	$ 17.86
Options Outstanding and exercisable at January 31, 2016	366,200	$ 17.86	$20,237

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of January 31, 2016:

	Number	Weighted Average
	Outstanding	Remaining	Weighted
Range of	and	Contractual Life	Average
Exercise Prices	Exercisable	(in years)	Exercise Price
$ 1.79 - $ 7.75	73,880	1.50	$2.91
$13.50 - $17.50	59,600	1.08	$16.75
$18.75 - $23.00	192,720.88		$21.57
$29.25	40,000	1.56	$29.25

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees, directors and consultants.  As of January 31, 2016, the 2010 Share Plan had 988,955 shares available for future grants.  Information regarding the 2010 Share Plan for the three months ended January 31, 2016 is as follows:

		Weighted	Aggregate
		Average Exercise	Intrinsic
	Shares	Price Per Share	Value
Options Outstanding at October 31, 2015	526,272	$ 3.33
Options Outstanding at January 31, 2016	526,272	$ 3.33	$149,942
Options Exercisable at January 31, 2016	447,318	$ 3.33	$124,197

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2016:

	Options Outstanding			Options Exercisable

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual Life	Average	Number	Contractual Life	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	(in years)	Exercise Price

$2.58 - $9.25	526,272	6.72	$3.33	447,318	6.51	$3.33

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, the Board of Directors approved the grant of stock options to purchase 1,780,000 shares.  Information regarding stock options outstanding that were not granted under the 2003 Plan or the 2010 Plan for the three months ended January 31, 2016 is as follows:

		Weighted	Aggregate
		Average Exercise	Intrinsic
	Shares	Price Per Share	Value
Options Outstanding at October 31, 2015	1,780,000	$2.70
Options Outstanding and exercisable at January 31, 2015	1,780,000	$2.70	$619,600

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan or the 2010 Share Plan as of January 31, 2016:

	Number	Weighted Average
	Outstanding	Remaining	Weighted
Range of	and	Contractual Life	Average
Exercise Prices	Exercisable	(in years)	Exercise Price
$2.58-$5.56	1,780,000	6.51	$2.70

Stock Awards

We account for stock awards granted to employees and consultants based on the grant date market price of the underlying common stock.  During the three months ended January 31, 2016 and 2015, we issued 2,000 shares and 800 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the three months ended January 31, 2016 and 2015 of approximately $6,000 and $4,000, respectively, for the shares of common stock issued to consultants.

3.         FAIR VALUE MEASUREMENTS

US GAAP defines fair value and establishes a framework for measuring fair value.  We have categorized our financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2016:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$3,402,588	$-	$-	$3,402,588
Certificates of deposit - Short-term investments	-	2,150,000	-	2,150,000
Total financial assets	$3,402,588	$2,150,000	$-	$5,552,588

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2015:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$467,967	$-	$-	$467,967
Certificates of deposit - Short term investments	-	2,400,000	-	2,400,000
Total financial assets	$467,967	$2,400,000	$-	$2,867,967

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of January 31, 2016:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$3,812,088	$3,812,088

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of October 31, 2015:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$3,688,187	$3,688,187

The following table sets forth the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Patent acquisition obligation
Balance October 31, 2015	$3,688,187
Accreted interest on patent obligation	123,901
Balance January 31, 2016	$3,812,088

Our non-financial assets that are measured on a non-recurring basis include our patents and property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists.  The estimated fair value of prepaid expenses, accounts payable and accrued expenses approximates their individual carrying amounts due to the short term nature of these measurements.  Cash and cash equivalents are stated at carrying value which approximates fair value.

4.          INVESTMENTS

At January 31, 2016 and October 31, 2015, we had certificates of deposit of $2,150,000 and $2,400,000, respectively, which were classified as short-term investments and reported at fair value.

5.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consist of the following as of:

	January 31,	October 31,
	2016	2015
Accounts payable	$560,414	$374,703
Payroll and related expenses	453,629	-
Accrued other	22,175	6,062
	$1,036,218	$380,765

6.         NET LOSS PER SHARE OF COMMON STOCK

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

Diluted EPS for the three months ended January 31, 2016 is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the three months ended January 31, 2016 were stock options to purchase 2,712,472 shares, warrants to purchase 802,587 shares and preferred stock convertible into 739,958 shares.

Dilutive EPS for the three months ended January 31, 2015 excluded stock options to purchase 2,803,196 shares and warrants to purchase 1,044,931 shares because their effect would be antidilutive. The following is a reconciliation between basic weighted average common shares outstanding and dilutive weighted average common shares outstanding for the three months ended January 31, 2015:

For the Three
Months Ended
January 31, 2015
Basic weighted average common shares outstanding	8,788,375
Effect of Series A convertible preferred stock	461,572
Effect of stock options	1,588
Dilutive weighted average common shares outstanding	9,251,535

7.          EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

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

8.         INCOME TAXES

We file Federal, New York State and California State income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1997.  We account for interest and penalties related to income tax matters, if any, in marketing, general and administrative expenses. There are no unrecognized income tax benefits as of January 31, 2016 and October 31, 2015.

We recognize deferred tax assets and liabilities for the estimated future tax effects of events that have been recognized in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have substantial net operating loss carryforwards for Federal and New York State income tax returns. We have provided a full valuation allowance against our deferred tax asset due to our historical pre-tax losses and the uncertainty regarding the realizability of these deferred tax assets.

On December 29, 2014, we reached a Settlement Agreement resulting in our receipt of an aggregate of $9,000,000 in settlement of a dispute (Note 1).  As a result we realized taxable income during the first quarter of fiscal year 2015.  Any taxable income for the full fiscal year was completely offset by our net operating loss carryforwards, resulting in no tax due in any jurisdiction.  Accordingly, we have not recorded a tax provision for the three months ended January 31, 2015 as a result of the partial release of the valuation reserve recorded against our deferred tax assets.

9.         COMMITMENT AND CONTINGENCES

Patent Acquisition Obligations

As of January 31, 2016, we have incurred obligations due no later than November 2017 related to the acquisition of patents, which have a discounted present value of approximately $3,812,000, and which amount will be reduced by royalties paid during the period, if any.  The payment due in November 2017 is payable at the option of the Company in cash or common stock. We recorded interest expense of approximately $124,000 and $109,000, respectively, for the three months ended January 31, 2016 and 2015, for the accretion of interest on patent acquisition obligations.

Litigation Matters

On December 29, 2014, we settled our lawsuit against AUO which had been filed on January 28, 2013 (Note 1).

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

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation, to develop non-invasive blood tests for the early detection of solid tumor based cancers. In July of 2015, Anixa entered into a collaborative research agreement  with The Wistar Institute, the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating Anixa’s cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood stream identified by Anixa and associated with solid tumors. In October of 2015, Anixa and Wistar announced favorable results from initial testing of a small group of breast cancer patients and healthy controls. One hundred percent (100%) of the blood samples tested from breast cancer patients showed the presence of the biomarkers identified by Anixa, and none of the healthy patient blood samples contained the biomarkers. A more extensive clinical study is currently being conducted.

Over the next several quarters, we expect Anixa to be the primary focus of the Company. As part of our legacy operations, the Company has outsourced a small development project in connection with one of the Company’s thin-film display technologies which was discontinued in February 2016, and through certain of its subsidiary companies, the Company remains engaged in limited patent licensing activities in the areas of encryption, and advanced materials.  We do not expect these activities to be a significant part of the Company’s ongoing operations.

Over the past several quarters, our revenue has been derived from technology licensing and the sale of patented technologies, including in connection with the settlement of litigation. In addition to Anixa, the Company expects to make investments in and form new companies to develop additional emerging technologies.

RESULTS OF OPERATIONS

Three months ended January 31, 2016 compared with three months ended January 31, 2015

Revenue from Licensing Activities

We did not record any revenue from licensing activities during the three months ended January 31, 2016. During the three months ended January 31, 2015, we recorded revenue from licensing activities of $135,000 from one license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license and covenant not to sue.  Accordingly, the earning process from this license was complete and 100% of the revenue was recognized upon execution of the license agreement.

Revenue from Settlement with AU Optronics Corporation

We did not record any revenue from settlement with AUO during the three months ended January 31, 2016.  Revenue from the settlement with AUO was $9,000,000 for the three months ended January 31, 2015.  On December 29, 2014, the Company and AUO entered into a Settlement Agreement (the “AUO Settlement Agreement”) and a Patent Assignment Agreement (the “AUO Patent Assignment Agreement”) pursuant to which the Company received an aggregate of $9,000,000 from AUO. The AUO Settlement Agreement and the AUO Patent Assignment Agreement were entered into to resolve a lawsuit filed by the Company against AUO in January of 2013, in connection with the joint development and commercialization of two of the Company’s thin-film display technologies.

Inventor Royalties and Contingent Legal Fees

We did not incur any inventor royalties and contingent legal fees during the three months ended January 31, 2016.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Inventor royalties and contingent legal fees were approximately $89,000 for the three months ended January 31, 2015. The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.

Litigation and Licensing Expenses

Litigation and licensing expenses were approximately $60,000 in the three months ended January 31, 2016 compared to approximately $3,335,000 in the comparable prior year period.  Litigation and licensing expenses in the prior year period were primarily related to the settlement with AUO.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $81,000 in each of the three month periods ended January 31, 2016 and 2015, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $442,000 to approximately $1,331,000 in the three months ended January 31, 2016, from approximately $1,773,000 in the three months ended January 31, 2015. The decrease in marketing, general and administrative expenses was principally due to a decrease in employee stock option expense of approximately $430,000, a decrease in consulting and outside services expense, other than stock option expense, of approximately $101,000, a decrease in legal and auditing fees of approximately $73,000, offset by an increase in outside research and development expense of approximately $92,000.

Interest Expense

Interest expense increased by approximately $15,000 to approximately $124,000 for the three months ended January 31, 2016 from approximately $109,000 in the three months ended January 31, 2015.  Interest expense for both periods represents the accreted interest on our patent acquisition obligation.

Interest Income

Interest income decreased to approximately $3,000 in the three months ended January 31, 2016 compared to approximately $5,000 in the three months ended January 31, 2015 due to a decrease in the amount invested in money market funds and certificates of deposit during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of February 19, 2016, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

During the three months ended January 31, 2016, cash used in operating activities was approximately $532,000.  Net cash provided by investing activities was approximately $144,000, which reflected proceeds from the sale or maturity of certificates of deposit totaling $500,000, which was offset by the purchase of certificates of deposit totaling $250,000 and the purchase of property and equipment of approximately $106,000.  As a result, our cash, cash equivalents and short-term investments at January 31, 2016 decreased by approximately $638,000 to approximately $6,131,000 from approximately $6,769,000 at the end of fiscal year 2015.

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

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, the following accounting policies require our most difficult, subjective or complex judgments:

·   Revenue Recognition; and

·   Stock-Based Compensation

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Stock-Based Compensation

The compensation cost for stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense, on a straight-line basis, over the requisite service period (the vesting period of the stock option) which is one to ten years. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $112,000 and $543,000 during the three months ended January 31, 2016 and 2015, respectively.

The compensation cost for stock options granted to consultants is measured based on fair value at each reporting period, using the Black-Scholes pricing model, and is recognized as an expense over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to consultants, of approximately $-0- and $(51,000) during the three months ended January 31, 2016 and 2015, respectively.

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

FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 and the condensed consolidated financial statements included in this Report.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2016, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2016, the Company issued 6,000 shares of our common stock for payment of public relations and investor relations services and for the acquisition of a patent license.  The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Mine Safety Disclosures.  Not Applicable.

Item 5. Other Information.

            (a)       On February 18, 2016, the Compensation Committee of the Company’s Board of Directors approved a one-time discretionary cash bonus of $200,000 for each of Robert A. Berman and Dr. Amit Kumar for their services to the Company.

On October 3, 2014, the Company announced that its wholly-owned subsidiary, Secure Web Conference Corporation ("SWCC”), received an unfavorable claims construction ruling in its patent infringement lawsuit against Microsoft Corporation. On January 22, 2015, the Company announced that SWCC filed a notice of appeal of the adverse ruling with the U.S. Court of Appeals for the Federal Circuit. On February 17, 2016, the U.S. Court of Appeals for the Federal Circuit issued an opinion affirming the adverse claims construction ruling.

The Company also previously announced that as part of its legacy operations, it had outsourced a small development project in connection with one of the Company’s thin-film display technologies. That project has been terminated. Both the SWCC lawsuit and the development project were not significant parts of the Company’s ongoing operations, and had no impact on the Company’s financial statements.

             (b)       There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.  Exhibits.

31.1    Certification of Chief Executive Officer, pursuant to Section 302 of   the Sarbanes-Oxley Act of 2002, dated February 19, 2016.

31.2    Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 19, 2016.

32.1

Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated February 19, 2016.

32.2

Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated February 19, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
February 19, 2016		(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer
February 19, 2016		(Principal Financial and Accounting Officer)