Form 10-Q
period 2016-04-30
ITUS Corp
filed 2016-05-20
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

On May 16, 2016, the registrant had outstanding 8,739,659 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,612,321	$4,369,219
Short-term investments in certificates of deposit	2,150,000	2,400,000
Prepaid expenses and other current assets	39,032	126,528
Total current assets	4,801,353	6,895,747

Patents, net of accumulated amortization of $802,393 and $639,744, respectively	2,233,719	2,396,367
Property and equipment, net of accumulated depreciation of $27,473 and $13,617 respectively	170,685	43,456
Total assets	$7,205,757	$9,335,570

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$512,796	$380,765
Royalties and contingent legal fees payable	194,134	213,017
Total current liabilities	706,930	593,782

Patent acquisition obligation	3,939,068	3,688,187
Total liabilities	4,645,998	4,281,969

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares issued and outstanding, respectively	14,000	14,000
Common stock, par value $.01 per share; 24,000,000 shares authorized; 8,739,659 and 8,724,878
shares issued and outstanding, respectively	87,397	87,249
Additional paid-in capital	151,472,110	151,101,117
Accumulated deficit	(149,013,748)	(146,148,765)
Total shareholders’ equity	2,559,759	5,053,601
Total liabilities and shareholders’ equity	$7,205,757	$9,335,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended April 30,

	2016	2015
Revenue:
Revenue from patent licensing activities	$-	$160,000
Settlement with AU Optronics Corporation	-	9,000,000
Total revenue	-	9,160,000

Operating costs and expenses:
Inventor royalties and contingent legal fees	-	103,944
Litigation and licensing expenses	75,162	3,440,272
Amortization of patents	162,648	162,648
Marketing, general and administrative expenses (including non-cash stock option
compensation expenses of $329,749 and $1,557,708, respectively)	2,383,016	3,729,645
Total operating costs and expenses	2,620,826	7,436,509

(Loss) income from operations	(2,620,826)	1,723,491

Interest expense	(250,881)	(217,798)

Interest income	6,724	9,856
(Loss) income before income taxes	(2,864,983)	1,515,549

Provision for income taxes	-	-
Net (loss ) income	$(2,864,983)	$1,515,549

Net (loss) income per common share:
Basic	$(0.33)	$0.17
Diluted	$(0.33)	$0.16

Weighted average common shares outstanding:
Basic	8,731,489	8,778,737
Diluted	8,731,489	9,657,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended April 30,

	2016	2015
Revenue:
Revenue from patent licensing activities	$-	$25,000
Total revenue	-	25,000

Operating costs and expenses:
Inventor royalties and contingent legal fees	-	15,067
Litigation and licensing expenses	15,521	105,570
Amortization of patents	81,324	81,324
Marketing, general and administrative expenses (including non-cash stock option
compensation expenses of $217,254 and $1,065,929 respectively)	1,051,542	1,956,277
Total operating costs and expenses	1,148,387	2,158,238

Loss from operations	(1,148,387)	(2,133,238)

Interest expense	(126,980)	(108,612)

Interest income	3,473	5,179
Loss before income taxes	(1,271,894)	(2,236,671)

Provision for income taxes	-	-
Net loss	$(1,271,894)	$(2,236,671)

Net loss per common share:
Basic and diluted	$(0.15)	$(0.26)

Weighted average common shares outstanding:
Basic and diluted	8,736,024	8,768,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED April 30, 2016 (UNAUDITED)

					Additional Paid-in Capital		Total Shareholders’ Equity
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Par Value	Shares	Par Value

Balance, October 31, 2015	140	$14,000	8,724,878	$87,249	$151,101,117	$(146,148,765)	$5,053,601
Stock option compensation to employees and directors	-	-	-	-	329,749	-	329,749
Common stock issued upon exercise of stock options	-	-	7,080	71	18,160	-	18,231
Common stock issued to consultants	-	-	3,701	37	11,324	-	11,361
Common stock issued to acquire patents	-	-	4,000	40	11,760	-	11,800
Net income	-	-	-	-	-	(2,864,983)	(2,864,983)
Balance, April 30, 2016	140	$14,000	8,739,659	$87,397	$151,472,110	$(149,013,748)	$2,559,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended April 30,

2016		2015
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Net (loss) income	$(2,864,983)	$1,515,549
Stock option compensation to employees, directors and consultants	329,749	1,557,708
Common stock issued to consultants	11,361	6,100
Amortization of patents	162,648	162,648
Accretion of interest on patent acquisition obligations to interest expense	250,881	217,798
Common stock issued to acquire patent license	11,800
Loss on acquisition of 800,000 shares of common stock and cancellation of warrants to
purchase 400,000 shares of common stock	-	101,280
Other	13,881	15,532
Change in operating assets and liabilities:
Accounts receivable	-	400,000
Prepaid expenses and other current assets	87,496	18,051
Accounts payable and accrued expenses	132,031	(803,989)
Royalties and contingent legal fees payable	(18,883)	(316,837)
Net cash (used in) provided by operating activities	(1,884,019)	2,873,840

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(1,550,000)	(2,400,000)
Proceeds from sales of short-term investments in certificates of deposit	1,800,000	2,500,000
Purchases of property and equipment	(141,110)	(54,776)
Net cash provided by investing activities	108,890	45,224

Cash flows from financing activities:
Proceeds from exercise of employee stock options	18,231	-
Payments to acquire 800,000 share common stock and cancellation of
warrants to purchase 400,000 shares common stock	-	(200,000)
Net cash provided by (used in) financing activities	18,231	(200,000)

Net (decrease) increase in cash and cash equivalents	(1,756,898)	2,719,064
Cash and cash equivalents at beginning of period	4,369,219	3,361,246
Cash and cash equivalents at end of period	$2,612,321	$6,080,310

The accompanying notes are an integral part of these statements.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.

BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “ITUS” means ITUS Corporation and its wholly-owned subsidiaries.  From inception through October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  In October of 2012, under the leadership of a new management team, the Company undertook a transformation process to recapitalize the Company, unencumber the Company’s assets, seek reparations from a previous joint development partner, change the Company’s name and ticker symbol, relocate the Company’s headquarters and modernize its systems, and monetize patented technologies developed by the Company, or acquired from third parties. In July of 2015, the Company’s stock was accepted for listing and began trading on the NASDAQ Capital Market.

In June of 2015, the Company announced its intention to develop non-invasive blood tests for the early detection of solid tumor based cancers. In July of 2015, the Company entered into a collaborative research agreement with The Wistar Institute, the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating the Company’s cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood stream identified by the Company and associated with solid tumors. In October of 2015, the Company and Wistar announced very favorable results from initial testing of a small group of breast cancer patients and healthy controls. One hundred percent (100%) of the blood samples tested from breast cancer patients showed the presence of the biomarkers identified by the Company, and none of the healthy patient blood samples contained the biomarkers. A more extensive clinical study is currently being conducted.

Over the next several quarters, we expect the blood test for early cancer detection to be the primary focus of the Company. As part of our legacy operations, the Company had outsourced a small development project in connection with one of the Company’s thin-film display technologies which was discontinued in February 2016, and through certain of its subsidiary companies, the Company remains engaged in limited patent licensing activities.  We do not expect these activities to be a significant part of the Company’s ongoing operations.

Over the past several quarters, our revenue has been derived from technology licensing and the sale of patented technologies, including in connection with the settlement of litigation. The Company expects to make investments in and form new companies to develop additional emerging technologies.

AUO Lawsuit and Settlement

On December 29, 2014, the Company settled a lawsuit filed by the Company against AU Optronics Corporation (“AUO”) in connection with the joint development and commercialization of certain of the Company’s patented technologies and received an aggregate of $9,000,000 from AUO.  For more information regarding the settlement with AUO, please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) December 23, 2015.

Funding and Management’s Plans

During the six months ended April 30, 2016, cash used in operating activities was approximately $1,884,000.  Net cash provided by investing activities was approximately $109,000, which reflected proceeds from the sale or maturity of certificates of deposit totaling $1,800,000, which was offset by the purchase of certificates of deposit totaling $1,550,000 and the purchase of property and equipment of approximately $141,000.  Cash provided by financing activities was approximately $18,000, representing proceeds from the exercise of stock options.  As a result, our cash, cash equivalents and short-term investments at April 30, 2016 decreased by approximately $2,007,000 to approximately $4,762,000 from approximately $6,769,000 at the end of fiscal year 2015.

Based on currently available information as of May 20, 2016, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 31, 2015, as reported by us in our Annual Report on Form 10-K filed with the SEC on December 23, 2015.  The October 31, 2015 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of April 30, 2016, and results of operations and cash flows for the interim periods represented.  The results of operations for the six and three months ended April 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

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

Intangible Assets

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life. We did not capitalize any patent acquisition costs during the six months ended April 30, 2016 and 2015. We recorded patent amortization expense of approximately $163,000 and $163,000 during the six months ended April 30, 2016 and 2015, respectively, and approximately $81,000 and $81,000 during the three months ended April 30, 2016 and 2015, respectively.

2.

STOCK-BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense, on a straight-line basis, over the requisite service period (the vesting period of the stock option) which is one to ten years. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $330,000 and $1,225,000 during the six months ended April 30, 2016 and 2015, respectively, and approximately $217,000 and $683,000 during the three months ended April 30, 2016 and 2015, respectively.

The compensation cost for stock options granted to consultants is measured based on fair value at each reporting period, using the Black-Scholes pricing model, and is recognized as an expense over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to consultants, of approximately $-0- and $332,000 during the six months ended April 30, 2016 and 2015, respectively, and approximately $-0- and $383,000 during the three months ended April 30, 2016 and 2015, respectively.

Stock Option Activity

During the six months ended April 30, 2016 and 2015, we granted options to purchase 545,000 shares and 52,000 shares of common stock, respectively, to employees and directors at exercise prices of $2.92 and $2.80 per share, respectively, pursuant to the ITUS Corporation 2010 Share Incentive Plan (the "2010 Share Plan”). During the six months ended April 30, 2016, stock options to purchase 7,080 shares of common stock were exercised with aggregate proceeds of approximately $18,000. During the six months ended April 30, 2015, no stock options to purchase shares of common stock were exercised.

Stock Option Plans

As of April 30, 2016, we have two stock option plans:  the ITUS Corporation 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees, directors and consultants.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the six months ended April 30, 2016 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2015	366,200	$17.86
Exercised	(7,080)	$2.58
Forfeited	(71,920)	$17.16
Options Outstanding and exercisable at April 30, 2016	287,200	$18.41	$9,730

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of April 30, 2016:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$ 1.79 - $ 7.75	50,000	1.91	$2.95
$13.50 - $17.50	59,600.83		$16.75
$18.75 - $23.00	137,600.94		$21.60
$29.25	40,000	1.31	$29.25

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees, directors and consultants. As of April 30, 2016, the 2010 Share Plan had 443,955 shares available for future grants. Information regarding the 2010 Share Plan for the six months ended April 30, 2016 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2015	526,272	$3.33
Granted	545,000	$2.92
Options Outstanding at April 30, 2016	1,071,272	$3.12	$ 100,673
Options Exercisable at April 30, 2016	506,539	$3.26	$ 88,573

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2016:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)

			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$2.58 - $9.25	1,071,272	7.09	$3.12	506,539	6.45	$3.26

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, the Board of Directors approved the grant of stock options to purchase 1,780,000 shares.  Information regarding stock options outstanding that were not granted under the 2003 Plan or the 2010 Plan for the six months ended April 30, 2016 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2015	1,780,000	$2.70
Options Outstanding and exercisable at April 30, 2015	1,780,000	$2.70	$416,010

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan or the 2010 Share Plan as of April 30, 2016:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices
$2.58-$5.56	1,780,000	6.26	$2.70

Stock Awards

We account for stock awards granted to employees and consultants based on the grant date market price of the underlying common stock.  During the six months ended April 30, 2016 and 2015, we issued 3,701 shares and 1,600 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the six months ended April 30, 2016 and 2015 of approximately $11,000 and $6,000, respectively, for the shares of common stock issued to consultants.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2016:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$2,047,039	$-	$-	$2,047,039
Certificates of deposit - Short-term investments	-	2,150,000	-	2,150,000
Total financial assets	$2,047,039	$2,150,000	$-	$4,197,039

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2015:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$467,967	$-	$-	$467,967
Certificates of deposit - Short-term investments	-	2,400,000	-	2,400,000
Total financial assets	$467,967	$2,400,000	$-	$2,867,967

The following table presents the hierarchy for our financial liabilities measured at fair value on the transaction date and then adjusted for the subsequent accretion of interest as of April 30, 2016:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$3,939,068	$3,939,068

The following table presents the hierarchy for our financial liabilities measured at fair value on the transaction date and then adjusted for the subsequent accretion of interest as of October 31, 2015:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$3,688,187	$3,688,187

The following table sets forth the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Patent acquisition obligation
Balance October 31, 2015	$3,688,187
Accreted interest on patent obligation	250,881
Balance April 30, 2016	$3,939,068

Our non-financial assets that are measured on a non-recurring basis include our patents and property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists.  The estimated fair value of prepaid expenses, accounts payable and accrued expenses approximates their individual carrying amounts due to the short-term nature of these measurements.  Cash and cash equivalents are stated at carrying value which approximates fair value.

4.

INVESTMENTS

At April 30, 2016 and October 31, 2015, we had certificates of deposit of $2,150,000 and $2,400,000, respectively, which were classified as short-term investments and reported at fair value.

5.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consist of the following as of:

	April 30, 2016	October 31, 2015

Accounts payable	$418,111	$374,703
Payroll and related expenses	49,126	-
Accrued other	45,559	6,062
	$512,796	$380,765

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

Diluted EPS for the six and three months ended April 30, 2016 and for the three months ended April 30, 2015 is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the six and three months ended April 30, 2016 were stock options to purchase 3,138,472 shares, warrants to purchase 707,387 shares and preferred stock convertible into 739,958 shares and for the three months ended April 30, 2015 were stock options to purchase 2,730,605 shares, warrants to purchase 1,044,931 shares and preferred stock convertible into 739,958 shares.

Dilutive EPS for the six months ended April 30, 2015 excluded stock options to purchase 554,080 shares and warrants to purchase 1,044,931 shares because their effect would be antidilutive.  The following is a reconciliation between basic weighted average common shares outstanding and dilutive weighted average common shares outstanding for the six months ended April 30, 2015:

For the Six Months Ended April 30, 2015

Basic weighted average common shares outstanding	8,778,737
Effect of Series A convertible preferred stock	461,067
Effect of stock options	418,031
Dilutive weighted average common shares outstanding	9,657,835

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

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) to simplify the presentation of debt issuance costs. This amendment requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Adoption of this standard is required for interim and annual periods beginning after December 15, 2015 and is to be applied retrospectively. The adoption of this amendment did not have an impact on our financial position or results of operations.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02") which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. We are currently evaluation the impact ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-09 ("ASU 2016-09") that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently evaluation the impact ASU 2016-09 will have on our consolidated financial statements and related disclosures.

8.

INCOME TAXES

We file Federal, New York State and California State income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1997.  We account for interest and penalties related to income tax matters, if any, in marketing, general and administrative expenses. There are no unrecognized income tax benefits as of April 30, 2016 and October 31, 2015.

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

On December 29, 2014, we reached a Settlement Agreement resulting in our receipt of an aggregate of $9,000,000 in settlement of a dispute (Note 1).  As a result we realized taxable income during the first quarter of fiscal year 2015, but not for the fiscal year ended October 31, 2015.  Accordingly, we have not recorded a tax provision for the six months ended April 30, 2015.

9.

COMMITMENT AND CONTINGENCES

Patent Acquisition Obligations

As of April 30, 2016, we have incurred obligations due no later than November 2017 related to the acquisition of patents, which have a discounted present value of approximately $3,939,000, and which amount will be reduced by royalties paid during the period, if any.  The payment due in November 2017 is payable at the option of the Company in cash or common stock.  We recorded interest expense of approximately $251,000 and $218,000, respectively, for the six months ended April 30, 2016 and 2015, for the accretion of interest on patent acquisition obligations.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

As used herein, “we,” “us,” “our,” the “Company” or “ITUS” means ITUS Corporation and its wholly-owned subsidiaries.  From inception through October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  In October of 2012, under the leadership of a new management team, the Company undertook a transformation process to recapitalize the Company, unencumber the Company’s assets, seek reparations from a previous joint development partner, change the Company’s name and ticker symbol, relocate the Company’s headquarters and modernize its systems, and monetize patented technologies developed by the Company, or acquired from third parties. In July of 2015, the Company’s stock was accepted for listing and began trading on the NASDAQ Capital Market.

In June of 2015, the Company announced its intention to develop non-invasive blood tests for the early detection of solid tumor based cancers. In July of 2015, the Company entered into a collaborative research agreement with The Wistar Institute, the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating the Company’s cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood stream identified by the Company and associated with solid tumors. In October of 2015, the Company and Wistar announced very favorable results from initial testing of a small group of breast cancer patients and healthy controls. One hundred percent (100%) of the blood samples tested from breast cancer patients showed the presence of the biomarkers identified by the Company, and none of the healthy patient blood samples contained the biomarkers. A more extensive clinical study is currently being conducted.

Over the next several quarters, we expect the blood test for early cancer detection to be the primary focus of the Company. As part of our legacy operations, the Company had outsourced a small development project in connection with one of the Company’s thin-film display technologies which was discontinued in February 2016, and through certain of its subsidiary companies, the Company remains engaged in limited patent licensing activities.  We do not expect these activities to be a significant part of the Company’s ongoing operations.

Over the past several quarters, our revenue has been derived from technology licensing and the sale of patented technologies, including in connection with the settlement of litigation. The Company expects to make investments in and form new companies to develop additional emerging technologies.

RESULTS OF OPERATIONS

Six months ended April 30, 2016 compared with six months ended April 30, 2015

Revenue from Licensing Activities

We did not record any revenue from licensing activities or otherwise during the six months ended April 30, 2016. During the six months ended April 30, 2015, we recorded revenue from licensing activities of $160,000 from two license agreements. The license agreements provided for a one-time, non-recurring, lump sum payments in exchange for a non-exclusive retroactive and future licenses and covenants not to sue.  Accordingly, the earning process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreement.

Revenue from Settlement with AU Optronics Corporation

We did not record any revenue from settlement with AUO during the six months ended April 30, 2016.  Revenue from the settlement with AUO was $9,000,000 for the six months ended April 30, 2015.  On December 29, 2014, the Company and AUO entered into a Settlement Agreement (the “AUO Settlement Agreement”) and a Patent Assignment Agreement (the “AUO Patent Assignment Agreement”) pursuant to which the Company received an aggregate of $9,000,000 from AUO. The AUO Settlement Agreement and the AUO Patent Assignment Agreement were entered into to resolve a lawsuit filed by the Company against AUO in January of 2013, in connection with the joint development and commercialization of two of the Company’s thin-film display technologies.

Inventor Royalties and Contingent Legal Fees

We did not incur any inventor royalties and contingent legal fees during the six months ended April 30, 2016.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Inventor royalties and contingent legal fees were approximately $104,000 for the six months ended April 30, 2015. The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.

Litigation and Licensing Expenses

Litigation and licensing expenses were approximately $75,000 in the six months ended April 30, 2016 compared to approximately $3,440,000 in the comparable prior year period. Litigation and licensing expenses in the prior year period were primarily related to the settlement with AUO.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $163,000 in each of the six month periods ended April 30, 2016 and 2015, respectively. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $1,347,000 to approximately $2,383,000 in the six months ended April 30, 2016, from approximately $3,730,000 in the six months ended April 30, 2015. The decrease in marketing, general and administrative expenses was principally due to a decrease in employee stock option expense of approximately $896,000, a decrease in consultant stock option expense of approximately $332,000, a decrease in consulting and outside services expense, other than stock option expense, of approximately $141,000, a decrease in legal and auditing fees of approximately $135,000, a decrease in non-recurring costs associated with a former employee’s severance arrangements of approximately $101,000 and a decrease in other miscellaneous expenses of approximately $90,000, offset by an increase in outside research and development expense of approximately $167,000 and an increase in investor relations and public relations expense of approximately $129,000.

Interest Expense

Interest expense increased by approximately $33,000 to approximately $251,000 for the six months ended April 30, 2016 from approximately $218,000 in the six months ended April 30, 2015.  Interest expense in both periods represents the accreted interest on our patent acquisition obligation.

Interest Income

Interest income decreased to approximately $7,000 in the six months ended April 30, 2016 compared to approximately $10,000 in the six months ended April 30, 2015 due to a decrease in the amount invested in money market funds and certificates of deposit during the current period.

Three months ended April 30, 2016 compared with three months ended April 30, 2015

Revenue from Licensing Activities

We did not record any revenue from licensing activities or otherwise during the three months ended April 30, 2016. During the three months ended April 30, 2015, we recorded revenue from licensing activities of $25,000 from one license agreement. The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license and covenant not to sue.  Accordingly, the earning process from this license was complete and 100% of the revenue was recognized upon execution of the license agreement.

Inventor Royalties and Contingent Legal Fees

We did not incur any inventor royalties and contingent legal fees during the three months ended April 30, 2016.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized. Inventor royalties and contingent legal fees were approximately $15,000 for the three months ended April 30, 2015. The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.

Litigation and Licensing Expenses

Litigation and licensing expenses were approximately $15,000 in the three months ended April 30, 2016 compared to approximately $106,000 in the comparable prior year period.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $81,000 in each of the three month periods ended April 30, 2016 and 2015, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $904,000 to approximately $1,052,000 in the three months ended April 30, 2016, from approximately $1,956,000 in the three months ended April 30, 2015. The decrease in marketing, general and administrative expenses was principally due to a decrease in employee stock option expense of approximately $465,000, a decrease in consultant stock option expense, of approximately $383,000, a decrease in non-recurring costs associated with a former employee’s severance arrangements of approximately $101,000, a decrease in other miscellaneous expenses of approximately $92,000 and a decrease in legal and auditing fees of approximately $62,000, offset by a an increase in investor relations and public relations expense of approximately $139,000 and an increase in outside research and development expense of approximately $84,000.

Interest Expense

Interest expense increased by approximately $18,000 to approximately $127,000 for the three months ended April 30, 2016 from approximately $109,000 in the three months ended April 30, 2015.  Interest expense in both periods represents the accreted interest on our patent acquisition obligation.

Interest Income

Interest income decreased to approximately $3,000 in the three months ended April 30, 2016 compared to approximately $5,000 in the three months ended April 30, 2015 due to a decrease in the amount invested in money market funds and certificates of deposit during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of May 20, 2016, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to enable us to continue our business activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to satisfy our liquidity requirements, we may seek to sell equity securities or obtain loans from various financial institutions where possible.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we cannot obtain such funding if needed or if we cannot sufficiently reduce operating expenses, we would need to curtail or cease some or all of our operations.

During the six months ended April 30, 2016, cash used in operating activities was approximately $1,884,000.  Net cash provided by investing activities was approximately $109,000, which reflected proceeds from the sale or maturity of certificates of deposit totaling $1,800,000, which was offset by the purchase of certificates of deposit totaling $1,550,000 and the purchase of property and equipment of approximately $141,000.  Cash provided by financing activities was approximately $18,000, representing proceeds from the exercise of stock options.  As a result, our cash, cash equivalents and short-term investments at April 30, 2016 decreased by approximately $2,007,000 to approximately $4,762,000 from approximately $6,769,000 at the end of fiscal year 2015.

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

Revenue Recognition; and

•

Stock-Based Compensation

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Stock-Based Compensation

The compensation cost for stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense, on a straight-line basis, over the requisite service period (the vesting period of the stock option) which is one to ten years. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $330,000 and $1,225,000 during the six months ended April 30, 2016 and 2015, respectively.

The compensation cost for stock options granted to consultants is measured based on fair value at each reporting period, using the Black-Scholes pricing model, and is recognized as an expense over the requisite service period of the grant. We recorded stock-based compensation expense, related to stock options granted to consultants, of approximately $-0- and $332,000 during the six months ended April 30, 2016 and 2015, respectively.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) to simplify the presentation of debt issuance costs. This amendment requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Adoption of this standard is required for interim and annual periods beginning after December 15, 2015 and is to be applied retrospectively. The adoption of this amendment did not have an impact on our financial position or results of operations.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 ("ASU 2016-02") which requires lessees and to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early  adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-09 ("ASU 2016-02") that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements and related disclosures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2016, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended April 30, 2016, the Company issued 1,701 shares of our common stock for payment of public relations and investor relations services.  The common stock was issued in reliance on an exemption from registration under Section 4(a) (2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Mine Safety Disclosures.  Not Applicable.

Item 5. Other Information.

(a)

None.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.  Exhibits.

31.1     Certification of Chief Executive Officer, pursuant to Section 302 of   the Sarbanes-Oxley Act of 2002, dated May 20, 2016.

31.2     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 20, 2016.

32.1

Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated May 20, 2016.

32.2

Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated May 20, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
May 20, 2016		(Principal Executive Officer)

	By:	/s/ Henry P. Herms
Henry P. Herms
Vice President - Finance and
Chief Financial Officer
May 20, 2016		(Principal Financial and Accounting Officer)