Form 10-K
period 2016-10-31
ITUS Corp
filed 2016-12-07
CIK 715446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2016
or
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

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ on such date ($2.82): $21,608,013

On November 30, 2016, the registrant had outstanding 8,752,387 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.
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

PART I

Item 1.                       Business.

Overview

We were incorporated on November 5, 1982 under the laws of the State of Delaware. From inception through October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  Beginning in October of 2012 under the leadership of a new management team, we recapitalized the Company, unencumbered the Company’s assets, changed the Company’s name and ticker symbol, relocated the Company’s headquarters, and modernized its systems. In July of 2015, the Company’s stock was accepted for listing and began trading on the NASDAQ Capital Market.

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation (“Anixa”), to develop a platform for non-invasive blood tests for the early detection of cancer. That platform is called Cchek™ .  In July of 2015, ITUS announced a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating our cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood which we identified and which are known to be associated with malignancies. In August of 2016 ITUS announced the renewal and expansion of our relationship with Wistar.

In October of 2015, ITUS and Wistar announced favorable results from initial testing of a small group of Breast Cancer patients and healthy controls. One hundred percent (100%) of the blood samples tested from patients with varying stages of breast cancer showed the presence of the biomarkers we identified, and none of the healthy patient blood samples contained the biomarkers. Breast Cancer is the second most common cancer in the United States and throughout the world.

In April of 2016, ITUS announced that we had demonstrated the efficacy of our Cchek™early cancer detection platform with Lung Cancer.  Lung cancer is the leading cause of death among cancers in the U.S. and throughout the world, accounting for approximately 27% of all cancer related deaths in the U.S. and 19% worldwide. In September of 2016, ITUS announced that we had demonstrated the efficacy of our Cchek™ early cancer detection platform with Colon Cancer. Colon Cancer is the third most common cancer in men and the second most common cancer in woman worldwide, with approximately 1.4 million new cases diagnosed each year, and approximately 700,000 deaths. At the end of September 2016 through the end of October 2016, the Company made similar announcements with respect to the efficacy of our Cchek™ early cancer detection platform for Melanoma, Ovarian Cancer, Liver Cancer, Thyroid Cancer, and Pancreatic Cancer. On November 15, 2016, ITUS announced that we had demonstrated the efficacy of our Cchek™ early cancer detection platform with six additional cancer types including Appendiceal Cancer (cancer of the appendix), Uterine Cancer, Osteosarcoma (cancer of the bone), Leiomyosarcoma (cancer of the soft tissue), Liposarcoma (cancer of the connective tissue), and Vulvar Cancer (cancer of the vulva), bringing the number of cancer types for which the efficacy of Cchek™ has been validated thus far to fourteen.

Our Cchek™ cancer detection platform measures a patient's immune response to a malignancy by detecting the presence, absence, and quantity of certain immune cells that exist in and around a tumor and that enter the blood stream. These types of cells and the tumor micro-environment have been the focus of recent ground breaking published and reported research in immuno-oncology, enabling the development of revolutionary immunotherapies used for treating certain cancer types. Instead of seeking to alter or boost the body's immune system and its ability to destroy cancer cells, as is the case with immunotherapy drugs, we have developed proprietary techniques and protocols for measuring the subtle immunological changes that occur in the blood stream during tumor development. Specifically, we seek to identify a subset of myeloid cells that we believe are diagnostic. These cells, often referred to as Myeloid Derived Suppressor Cells (MDSCs), are identified by specific surface proteins enabling characterization. We generally refer to MDSC’s and other cells of the immune system which we believe can be diagnostic in nature as biomarkers.  Through our proprietary protocols, we have had early success and have demonstrated accuracy in detecting these biomarkers in the peripheral blood of biopsy verified cancer patients, and in distinguishing the blood of healthy patients from the blood of cancer patients. The goal is to establish Cchek™ as a non-invasive, inexpensive, cancer diagnostic blood test that can reduce or eliminate the need for traditionally expensive, invasive, painful, and often inaccurate cancer diagnostic procedures which are currently in use.

In each instance where ITUS has demonstrated the efficacy of its cancer detection platform, fresh (utilized within 48 hours) blood samples from biopsy verified cancer patients have been tested at Wistar using a variety of experimental methodologies and protocols. Such un-blinded, non-uniform testing is common during the initial development stage of new technologies and diagnostic tests. Blood samples from patients with differing severities of cancers (with some cancers such as Breast Cancer stage 0 to stage 4) have been tested, including samples from both pre-treatment and post-treatment patients. In addition, Wistar has also tested blood from healthy donors. A critical aspect of any cancer diagnostic is the ability to accurately distinguish patients with cancer from healthy patients. Based upon our encouraging early results, our scientists are working with Wistar to finalize protocols and methodologies for identifying and classifying the immunologic biomarkers that are the foundation for our Cchek™ early cancer detection platform. Although our scientists, working in collaboration with Wistar, will continue to improve our processes and methodologies to achieve maximum performance, we expect our testing to become more uniform over time, and to eventually test patient samples in a double blinded manner. While studies comparing biopsy verified cancer patients have been compared to healthy donors, we have not yet evaluated benign conditions such as non-malignant neoplasias, systemic inflammatory conditions, infections, and other potential conditions that impact or may impact the immune system. Such testing will be necessary for regulatory approval.

Based upon and following the results of the more extensive clinical study, we will determine what further studies are necessary and whether and when to begin the process of seeking regulatory approval for a cancer screening test or confirmatory diagnostic test based upon our Cchek™ technology. One manner of seeking regulatory approval is to have a lab certified to run our cancer tests pursuant to the Clinical Laboratory Improvement Act of 1988 (“CLIA”). Among other things, CLIA requires clinical laboratories that perform diagnostic testing to be certified by the state in which the lab is located, as well as the Center for Medicare and Medicaid Services. If we seek regulatory approval pursuant to CLIA, only those laboratories that are certified under CLIA to run our diagnostic test would be able to process test samples. CLIA certification may or may not require additional studies. We could seek to establish our own CLIA certified laboratory to run the diagnostic tests, or we could potentially contract with an existing CLIA certified lab, and seek to have that laboratory certified to run our diagnostic test.

Another manner of obtaining regulatory approval would be to seek to have Cchek™ approved by The Food and Drug Administration (“FDA”) pursuant to what are commonly referred to as either the 510(K) process, or the Premarket Application (“PMA”) process. The appropriate pathway for FDA approval would depend upon a variety of factors, including the intended use of the test, and the risks associated with such use. FDA approval can take several years and would entail additional clinical studies.

The decision of whether and when to seek CLIA certification or FDA approval of a diagnostic test or tests utilizing our Cchek™ technology will be dependent on a variety of factors, including the results from more extensive clinical studies, the capital requirements of each approval process, the landscape for competitive diagnostic testing, and the time and resources required by each approval process. It is possible that we may seek to have one or more diagnostic tests approved via CLIA certification, and other diagnostic test or tests approved by the FDA, or that we may seek simultaneous FDA approval and CLIA certification of a particular diagnostic test or tests.

Over the next several quarters, we expect Cchek™ to be the primary focus of the Company. As part of our legacy operations, the Company remains engaged in limited patent licensing activities in the area of encrypted audio/video conference calling. We do not expect these activities to be a significant part of the Company’s ongoing operations.

Over the past several quarters, our revenue has been derived from technology licensing and the sale of patented technologies, including in connection with the settlement of litigation. In addition to Anixa, the Company may make investments in and form new companies to develop additional emerging technologies.

Preliminary Biomarker Results

               On December 7, 2016 we announced the preliminary results from our Cchek™ cancer patient efficacy study. Using our most recent protocols and methods for measuring a patients’ immunological response to a malignancy, the Company achieved Sensitivity of 92% and Specificity of 92% for 88 patient samples, including 54 samples from patients with multiple types and severities of cancer, and 34 healthy patients.  During the initial phase of the study, which involved multiple experimental protocols and techniques for measuring immunological responses, the Company reviewed and analyzed data from a total of 315 patient samples, including 228 patients with varying stages of cancer, as well as blood samples from 87 healthy donors.

            Patient samples representing 14 different types of cancer including Breast Cancer, Lung Cancer, Colon Cancer, Melanoma, Ovarian Cancer, Liver Cancer, Thyroid Cancer, Pancreatic Cancer, Appendiceal Cancer (cancer of the appendix), Uterine Cancer, Osteosarcoma (cancer of the bone), Leiomyosarcoma (cancer of the soft tissue), Liposarcoma (cancer of the connective tissue), and Vulvar Cancer (cancer of the Vulva)were included in the study. The study included samples from patients with early and late stage, biopsy-verified, drug-naïve (before therapy) tumors, as well as biopsy-verified, refractory (unresponsive to attempted chemotherapy) tumors.

            Sensitivity and specificity are scientific measurements commonly used to determine the accuracy of a diagnostic test, where sensitivity measures how good a test is at identifying people with a particular disease, and specificity measures how good a test is at identifying people without the disease. Although published results vary widely,  established diagnostic tests such as Low Dose Computed Tomography (LDCT) , which is used by other companies to screen for Lung Cancer, has sensitivity of approximately 93% and specificity of approximately 73%, the Prostate Specific Antigen (“PSA”) test, which is used by other companies to screen for prostate cancer, has sensitivity of approximately 21% and specificity of approximately 91%, and Mammography, used by other companies to screen for breast cancer and considered to be the “gold standard” for breast cancer screening, has reported sensitivity as low as approximately 68% and specificity as low as approximately 75%. As these results indicate, current diagnostic testing is hampered by low sensitivity, low specificity or both, meaning that the tests miss a substantial portion of the cancers they are supposed to detect, or miss-diagnose a large number of healthy patients as having cancer. There is currently no inexpensive, non-invasive, diagnostic test that excels in both sensitivity and specificity. Our preliminary results, while extremely promising, will have to be confirmed in blinded clinical studies of sufficient size before we can seek marketing approval for Cchek™ from the FDA.

            Initial samples in our study were tested utilizing immunostaining and fluorescent microscopic imaging. While results were promising, subjectivity in interpreting the imaging results together with labor intensive and time consuming sample processing hampered the commercial viability of this approach. Subsequently, patient samples were analyzed using flow cytometry, enabling more efficient processing and analysis. In addition, ITUS is developing a software application using a proprietary neural network, which currently relies on up to 13 quantitative parameters to analyze test results. This approach, which is highly data intensive and requires substantial computer processing power to develop, results in a test which can be performed using a desktop computer.  An initial version of our neural network, which was trained to distinguish between the immunological responses from cancer patients and healthy patients, was responsible for the sensitivity and specificity results reported above. The Company expects to continue to improve its protocols, continue to upgrade its neural network-software by increasing the number of patient samples used to train the software and expanding the range of markers, increasing the data resolution, and enhancing the architecture of the software, which may enable better results.

            Related to our collaborative research agreement, the Company and/or Wistar currently have collaborations with doctors from University of Pennsylvania Abramson Cancer Center, The Helen F. Graham Cancer Center and Research Institute at Christiana Hospital in Wilmington, Delaware, and Virtua Health System in southern New Jersey. In most cases, patients from participating doctors at these healthcare institutions who are beginning or in some cases, continuing cancer treatment are asked to consent to have an additional tube of blood drawn for the purpose of participating in the Cchek™ patients efficacy trials. Because the number of cancer patients treated by these hospitals varies over time, and the decision whether to participate in the Cchek™ patient studies is ultimately at the discretion of the patient, it is difficult to predict the number of patient samples that we will receive in any given week, or during any given month. ITUS is currently in discussions with additional doctors and healthcare providers about providing blood samples for our patient efficacy trials, and the Company has capacity available to process an additional quantity of samples. With the addition of these new sources of patient samples, the Company expects to process enough samples and generate enough data to begin its regulatory discussions in the next 6 to 12 month period.

The Market

            There are four primary markets for a cancer diagnostic test: screening, confirmatory testing, treatment monitoring, and recurrence testing.

•        Screening occurs when asymptomatic people are tested for indications of cancer. Examples of existing screening tests include the mammogram for Breast Cancer, Low Dose Tomography testing for Lung Cancer, and colonoscopy for Colon Cancer. All screening tests have their strengths and weaknesses, and for many cancers there are currently no recommended screening tests available.

•       Confirmatory testing is used to confirm the results of a screening test. In certain instances, existing confirmatory testing can be invasive, painful, expensive, and have relatively high risks of complications. For example, a positive mammogram is often followed up with additional imaging, which can lead to a biopsy during which a needle is inserted into the breast to sample suspicious tissue or lesions. For Lung Cancer, existing confirmatory diagnostics include bronchoscopies, during which a flexible tube is inserted through the nose or mouth and into the lung, and needle biopsies, during which a long needle is inserted between the ribs and into the lung. One potential side effect a lung biopsy is a pneumothorax (commonly referred to as a “collapsed lung”), which has been reported to occur in approximately fifteen percent (15%) of needle biopsies of the lung. A pneumothorax can lead to other complications and sometimes requires extended hospitalization.  In addition to the potential side effects, biopsies of any sort can be extremely painful for the patient.

•        Treatment monitoring includes follow-on testing to monitor the effectiveness of a specific regimen of treatment. For example, diagnostic monitoring testing may be used to monitor the effectiveness of a particular type of chemotherapy, to determine how the cancer is responding and whether such treatment should be continued.

•        Finally, recurrence diagnostic testing is used for cancer survivors to test for cancer recurrence. According to statistics published by the American Cancer Society, there are currently approximately fifteen million cancer survivors in the U.S., sixty-seven (67%) of which were diagnosed with cancer five or more years ago. Most cancer survivors live in fear of recurrence, and limitations of existing diagnostics, including repeated exposure to radiation from imaging tests, and invasiveness and costs and pain from tests such as traditional biopsies, prevent cancer survivors from being tested as often as they would like.

ITUS’s long term vision is to have one or more tests based upon the Cchek™ platform to serve each of the markets identified above. At this stage, it is most likely that Cchek™ will begin as a confirmatory diagnostic test for one particular type of cancer, but our strategy for entering the market place will not be finalized until we have completed our developmental testing and analyzed all of our preliminary data.

Competition

Background

Continuing scientific advances and discoveries, the ability to more quickly process and analyze large amounts of scientific data, and decreases in the cost of sophisticated equipment and technologies, have resulted in the potential for significant advances in cancer treatment, and in particular, cancer diagnostics. Cancer statistics gathered over the past several decades provide overwhelming evidence that the earlier that cancers are detected, the greater the survival rates. Up until now, doctors have primarily relied upon technologies such as imaging (x-rays, mammograms, CT Scans, MRI’s, PET Scans, Ultrasounds) and biopsies and other invasive procedures for cancer detection and cancer diagnoses. In many cases, these diagnostic procedures were performed after patients exhibited one or more symptoms of cancer, at which point the cancer may likely no longer be at an early stage. Existing diagnostic technologies such as imaging have gotten better, and invasive diagnostic procedures such as colonoscopies have become more accurate and less risky, and we expect these types of traditional diagnostic tools to continue to predominate the cancer diagnostic market for the foreseeable future.

We believe that with advancing medical knowledge, improvements in equipment and technologies, and reduction in costs of new technologies, new types of cancer diagnostics will be created and new types of cancer diagnostic testing that will outperform many of the traditional diagnostic tests, eliminate many of the negative consequences of existing diagnostic testing, and ultimately predominate the cancer diagnostic market.

We have identified a class and subclasses of biomarkers that we believe are present in the blood of patients with malignancies, and are perfecting a process and methodology for detecting those biomarkers. The goal is to create a platform, Cchek™ ,  that can be used to launch a series of simple and affordable blood tests that can be used to detect and monitor many of the most deadly forms of cancer, including lung cancer, breast cancer, ovarian cancer, colon cancer, pancreatic cancer, and others. It is unlikely that the Company will initially simultaneously launch tests for each of the cancers identified above, and that specific and individual cancer tests for each of the four markets identified above (screening, confirmatory testing, treatment monitoring, recurrence)  will be launched over time.

Statistics from The American Cancer Society indicate that one out of every two males, and one out of every three females that are born today, will develop some form of cancer during their lifetimes. With approximately 200 million adults in the United States alone, we believe that the market for new, non-invasive cancer diagnostic technologies and testing will be enormous, and that there will be sufficient demand to support many different technologies and tests.

Cancer Diagnostic Technologies

If successful, we believe Cchek™ will have several advantages over existing diagnostic technologies. For example, repeated exposure to radiation from x-ray technologies, such as mammograms, has become an increasing concern for the medical community, causing authorities to re-evaluate the recommended frequency of such x-ray based tests.  Traditional biopsies are often impossible for some tumor based cancers depending on the location of the tumor, and are invasive, expensive, and painful enough to warrant only limited use for other cancers even when the tumor can be accessed. In addition, such biopsies are limited in their inability to detect the heterogeneity of many cancerous tumors, and the ongoing mutations that are often evident as the tumor progresses. False positives in existing testing such as the PSA test, result in otherwise healthy patients being misdiagnosed, and subject to unnecessary follow-on treatments and medical procedures.  Patient inconvenience, risk of side effects from anesthesia, and risk of other complications result in low patient compliance with otherwise effective cancer screening tests such as the colonoscopy.  These are just a few examples of the challenges with traditional diagnostic tests that we seek to eliminate with Cchek™ .  This will be the foundation for the competitive advantages that we expect to have over existing diagnostic testing. We expect Cchek™ will be utilized as a component of multiple diagnostic technologies and patient background information to diagnose and manage the patient’s condition.

Many public and private companies have announced plans and ongoing research efforts to launch non-invasive cancer diagnostic tests and tools that can be used for non-invasive cancer testing. These companies include well established, and successful biotech companies, start-ups, and companies of all sizes.  Almost every bodily fluid, including blood, plasma, urine, saliva, and excrement, are being studied for biomarkers or indicators of one or more types of cancer. The term that has been used to describe the category of this type of non-invasive cancer diagnostic testing is “Liquid Biopsy”.  In general, most of these companies are focused on identifying and analyzing one of three types of biomarkers: circulating tumor cells (“CTC’s”), circulating tumor DNA (“ctDNA”), and Exosomes. Each of these types of biomarkers has their advantages and disadvantages, and we expect that tests incorporating these and other biomarkers will make their way into the cancer diagnostic marketplace.

ITUS believes that its Cchek™ diagnostic platform has the potential for at least three distinct advantages over the types of biomarker tests referred to above. First, it appears that the biomarkers that we are using may be present in multiple types of and varying severities of cancers. As a result, we anticipate that Cchek™ will become a platform from which multiple tests could be launched for multiple types of cancers. Most biomarkers are associated with and useful for only one type or sub-type of cancer. Second, it appears that the biomarkers utilized by Cchek™ may be present in both advanced, and early stages of cancers. Third, we expect Cchek™ to be significantly less expensive than the technologies commonly used for tests based on CTC’s, ctDNA, and Exosomes.

Employees

As of October 31, 2016, on a consolidated basis, we had seven full-time employees.

Other

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

On a cumulative basis we have sustained substantial losses and negative cash flows from operations since our inception.  As of October 31, 2016, our accumulated deficit was approximately $151,165,000.  As of October 31, 2016, we had approximately $3,238,000 in cash and cash equivalents and short-term investments, and working capital of approximately $2,932,000. We incurred losses of approximately $5,016,000 in fiscal year 2016. We expect to incur material research and development expenses and to continue incurring significant legal and general and administrative expenses in connection with our operations.  As a result, we anticipate that we will incur losses in the future.

As a result of our current lack of financial liquidity, our independent registered public accounting firm (“auditors”) has expressed substantial doubt regarding our ability to continue as a “going concern.”

As a result of our limited working capital, historical losses and our current burn rate, our auditors’ report for our financial statements for the year ended October 31, 2016, which is included as part of this Annual Report, contains a statement expressing substantial doubt concerning our ability to continue as a “going concern”. Potential sources of capital include income from operations, debt, and the sale of the company’s equity securities. Many factors impact our ability to generate capital including the results of our ongoing clinical trials, the price of our stock, the liquidity of our stock, factors that influence the capital markets, and the overall health of the U.S. and world economies.

Because Cchek™ is at early stages of development, it is not likely that we will generate revenue from operations for the foreseeable future. In the event that we are unable to raise additional capital, the ongoing development of Cchek™ would be materially and adversely impacted as would the continuing viability of the Company.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over the next 12 months, we will need to raise additional capital.  Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund our operating activities and debt obligations over the next 12 months, which raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

Based on currently available information as of December 7, 2016, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from operations will not be sufficient to fund our activities and debt obligations for the next 12 months. To date, we have relied primarily upon cash from the public and private sale of equity and debt securities, as well as net proceeds from the December 2014 AUO settlement, to generate the working capital needed to finance our operations.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, we will be required to obtain more working capital.  We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible which would be junior to our existing Redemtion Debenture (as defined below). We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Failure to pay our secured debt holder may result in a foreclosure.

On September 9, 2014, we issued 140 shares of Series A Preferred Stock having an aggregate value of $3,500,000  (the "Series A Preferred") and a warrant to purchase 370,000 shares of the Company’s common stock (the “September 2014 Warrant”). The September 2014 Warrant expired on November 11, 2016.  Holders of our Series A Preferred had a one-time right to require the Company to redeem the Series A Preferred shares, which right was set to expire on November 11, 2016 (the "Redemption Date"). Under its terms, the Series A Preferred could only be redeemed from the proceeds of the sale of the Company’s equity securities.  On November 11, 2016 the holder of all of our outstanding Series A Preferred exercised its right of redemption. On December 6, 2016, we entered into an agreement with the holder of the Series A Preferred setting forth the terms under which such redemption would take place (the “Redemption Agreement”) in lieu of paying the redemption from proceeds of the sale of equity securities. Pursuant to the Redemption Agreement, at closing the holder of the Series A Preferred will receive (i) $500,000 in cash,  (ii) a 12% secured debenture evidencing the remaining $3,000,000 amount to be redeemed, $1,000,000 of which is due on or before June 1, 2017 and the remainder of which is due November 11, 2017 (the “Redemption Debenture”), and (iii) a 5 year warrant to purchase 500,000 shares of the Company’s common stock with substantially the same terms as the expired September 2014 Warrant at an exercise price equal to 10% below the thirty (30) day volume weighted average closing price of our common stock at closing. The Redemption Debenture is secured by a lien on the Company’s assets and prohibits the Company from incurring any senior indebtedness other than equipment financing in connection with the Company’s business.

If we default under the Redemption Debenture, the creditor may seek to obtain a judgment against the Company for the remaining balance of the Redemption Debenture and attempt to foreclose on assets of the Company sufficient to repay the remaining balance of the Redemption Debenture. In the event of a default, if the Company is unable to re-negotiate the terms of the Redemption Debenture or raise sufficient capital to repay the remaining balance of the Redemption Debenture, such default could have a material adverse impact on the ongoing operations of the Company.

The terms set forth in the Redemption Debenture may make it difficult for us to borrow additional funds in the future.

Other than trade debt, he terms of the Redemption Debenture prohibit us from incurring indebtedness that is senior to the Redemption Debenture.  This restriction may make it difficult for us to borrow additional funds from third parties. Additionally, the Redemption Debenture is secured by a lien on the assets of the Company which may prevent us from incurring additional secured debt. If we are unable to raise additional capital through the issuance of debt such failure could have a material adverse impact on our business, results of operations and financial condition.

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

Risks Related to Cchek™

Our cancer diagnostic business is  pre-revenue, and subject to the risks of an early stage biotechnology company.

Since the Company’s primary focus for the foreseeable future will likely be our cancer diagnostics business, shareholders should understand that we are primarily an early stage biotechnology company with no history of revenue-generating operations, and our only assets consist of our proprietary technologies and the know-how of our officers. Therefore we are subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in the early detection of certain cancers. Cchek™  is in its early stages of development, and we still must establish and implement many important functions necessary to commercialize the technology.

Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the biotechnology field. Shareholders should carefully consider the risks and uncertainties that a business with no operating history will face. In particular, shareholders should consider that there is a significant risk that we will not be able to:

•         demonstrate the effectiveness of Cchek™;

•         implement or execute our current business plan, or that our current business plan is sound;

•         raise sufficient funds in the capital markets or otherwise to fully effectuate our business plan;

•         maintain our management team, including the members of our scientific advisory board;

•         determine that the processes and technologies that we have developed or will develop are commercially viable; and/or

•         attract, enter into or maintain contracts with potential commercial partners such as licensors of technology and suppliers.

Any of the foregoing risks may adversely affect the Company and  result in the failure of our business. In addition, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. At some point, we  will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be able to reach such achievements, which would have a material adverse effect on our Company.

We may have difficulty in raising capital for our cancer diagnostic business and may consume resources faster than expected.

We currently do not generate any revenue from Cchek™ or otherwise and as of October 31, 2016, the Company only had $3,238,000 in cash, cash equivalents and short-term investments. Therefore, we have a limited source of cash to meet our future capital requirements, which will include the repayment of the Redemption Debentures and may include the expensive process of obtaining FDA approval for Cchek™  for each type of cancer for which we desire to launch a diagnostic test. We do not expect to generate revenues for the foreseeable future, and we may not be able to raise funds in the future, which would leave us without resources to continue our operations and force us to resort to the Company raising additional capital in the form of equity or debt financings, which may not be available to us. We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of  our diagnostic business and our lack of revenues as well as the inherent business risks associated with an early stage, biotechnology company and present and future market conditions. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of  our cancer diagnostic business which would have a material adverse effect on the Company.

While our Cchek™  diagnostic technology has shown favorable results from initial testing, we cannot guarantee that these results will be replicated in future testing nor can we guarantee the success of the technology at all.

We have initially used Cchek™ to test the blood of small groups of individuals consisting of cancer patients and healthy patients and have reported sensitivity of 92% and specificity of 92%. While these preliminary results far exceed existing diagnostic testing, there is no guarantee that these results will be replicable when we test a larger group of patients or at all. If we are unable to consistently attain results that are necessary for commercialization of  Cchek™ , our diagnostic technology will not have any monetary value and we will be unable to generate any revenue from this technology.

Even if we are able to attain results necessary for the commercialization of Cchek™ , our ability to commercialize the technology in the future will depend on our ability to provide evidence of clinical utility.

Our ability to successfully commercialize Cchek™  will depend on numerous factors, including whether health care providers believe that Cchek™  provides sufficient incremental clinical utility; whether the medical community accepts that Cchek™ has sufficient sensitivity (there are no or very few false positives), specificity (detects the cancer the test is supposed to detect) and predictive value to be meaningful in patient care and treatment decisions; whether the cost of the test is reasonably priced and commercially viable; and whether health insurers, government health programs and other third-party payers will cover and pay for Cchek™  and the amount that they will reimburse for such tests. These factors may present obstacles to commercial acceptance of Cchek™ .  To the extent these obstacles arise, we will need to devote substantial time and resources to overcome these obstacles, and we might not be successful. Failure to achieve widespread market acceptance of Cchek™  would materially harm our business, financial condition and results of operations.

We are unable to give any assurance that we will be successful in providing sufficient evidence of clinical utility or any assurance that we will have adequate managerial, technical or financial resources to support the studies necessary to provide sufficient evidence of clinical utility of Cchek™ or to adequately differentiate our test from other diagnostic products in the manner, timeframe or cost parameters we anticipate, if at all. If we are unable to provide evidence of clinical utility and differentiate Cchek™ , we will not be able to generate the revenues and market growth that we seek. Our failure to generate revenue from the sale of our products would materially adversely impact our business, financial condition, results of operations and prospects.

Diagnostic test development involves a lengthy and complex process, and we may be unable to commercialize Cchek™  on a timely basis, or at all.

We have begun to devote considerable resources to research and development for Cchek™ , however there can be no assurance that Cchek™ will be capable of reliably predicting the occurrence or recurrence of any cancers with the sensitivity and specificity necessary to be clinically and commercially useful, or, even if such technology is clinically and commercially useful, that it will result in commercially successful products. In addition, before we can fully develop Cchek™ and commercialize any new products, we will need to:

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

Accordingly, our product development process involves a high degree of risk and may take several years, especially if the Company seeks FDA approval for each of its diagnostic tests. If Cchek™  should fail at the research or development stage, not produce sufficient clinical validation data to support the effectiveness of the product or not gain regulatory approval or if we should run out of cash to devote towards the commercialization of the technology or fail to establish agreements with necessary third party vendors,  we will not make it to commercialization and we will not generate any revenue from the technology.

If we fail to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our Cchek™ technology, and our ability to generate revenue and the viability of our Company will be materially impaired.

Commercialization of Cchek™ will require that we obtain either CLIA certification, FDA approval or both. If we are unable to obtain regulatory approval for Cchek™ , we will be unable to commercialize and generate revenue from the technology which would have a material adverse effect on our business, financial condition and results of operations.

Unless we obtain FDA approval for Cchek™ , we will be dependent on laboratory contractors for testing of patient samples that are essential to the development and validation of Cchek™ .

To pursue the development and validation of Cchek™, we will require access to test results obtained from patient blood samples. We have currently contracted with Wistar to provide these services. Unless and until Cchek™ receives FDA approval, we may elect to seek CLIA certification for one or more of our Cchek™  tests. Failure to receive FDA approval or CLIA certification would have a material adverse effect on our ability to develop and validate Cchek™ .

We will be dependent on third parties for the patient samples that are essential to the development and validation of Cceck™.

To pursue our development and validation of Cchek™, we are likely to need access, over time, to patient blood samples and such patients will need to consent to the use of their blood. As a result, we have made arrangements with Wistar and neighboring hospitals and medical practices to give us access to patient samples for the development and validation of Cchek™. In the event that we are unable to obtain patient samples, or access to patient samples becomes more limited due to changes in privacy laws governing the use and disclosure of medical information or due to changes in the laws restricting our ability to obtain patient samples and associated information, our ability to pursue the development of Cchek™ may be slowed or halted, which could have a material adverse effect on our business, financial condition and results of operations

Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or changing interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, the Clinical Laboratory Improvement Amendments of 1988, or the FDA or other federal, state or local agencies.

ITUS will need to seek regulatory approval in order to market Cchek™. The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts. The Clinical Laboratory Improvement Act of 1967, the Clinical Laboratory Improvement Amendments of 1988 (collectively “CLIA”) are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified under federal law. CLIA does not pre-empt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Several states have similar laws and we may be subject to similar penalties. The FDA regulates diagnostic products and periodically inspects and reviews their manufacturing processes and product performance. We may choose to seek FDA approval for one or more Cchek™ tests, opposed to seeking CLIA certification. We cannot assure that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly, including FDA regulation of laboratory developed tests.

Health insurers and other third-party payers may decide not to reimburse our Cchek™  diagnostic testing or may provide inadequate reimbursement, which could jeopardize our commercial prospects and require customers to pay for the tests out of pocket.

In the United States, the regulatory process that allows diagnostic tests to be marketed is independent of any coverage determinations made by third-party payers. For new diagnostic tests, private and government payers decide whether to cover the test, the reimbursement amount for a covered test and the specific conditions for reimbursement. Physicians may order diagnostic tests that are not reimbursed by third-party payers, but coverage determinations and reimbursement levels and conditions are critical to the commercial success of a diagnostic product. Each third-party payer makes its own decision about which tests it will cover and how much it will pay, although many payers will follow the lead of Medicare. As a result, the coverage determination process will be a time-consuming and costly process that requires us to provide scientific, clinical and economic support for the use of Cchek™ diagnostic testing to each payer separately, with no assurance that approval will be obtained. If third-party payers decide not to cover Cchek™ or if they offer inadequate payment amounts, our ability to generate revenue from Cchek™ could be limited since patients who want to take the diagnostic tests would have to pay for it out of pocket. Even if one or more third-party payers decide to reimburse for Cchek™ diagnostic testing, a third-party payer may stop or lower payment at any time, which could reduce revenue. We cannot predict whether third-party payers will cover Cchek™ diagnostic testing or offer adequate reimbursement. We also cannot predict the timing of such decisions. In addition, physicians or patients may decide not to order Cchek™ tests if third-party payments are inadequate, especially if ordering the test could result in financial liability for the patient.

Whether or not health insurers and other third-party payers decide to reimburse Cchek™ , the technology may cost patients more than we anticipate.

We believe that our Cchek™ diagnostic testing will significantly reduce the cost to patients of screening and confirmatory testing for certain types of cancer. If, however, the cost to utilize  Cchek™ is more expensive than we anticipate, many patients and third-party payers may elect not to utilize the technology which would significantly impact our ability to generate revenue on the technology.

We operate in a competitive market and expect to face intense competition, often from companies with greater resources and experience than us.

The clinical diagnostics industry is highly competitive and subject to rapid change. We are aware of many different types of diagnostic tests available to detect cancer that are currently in use or being developed and many more types of diagnostic tests may be developed in the future. If we are able to successfully commercialize Cchek™ , all of these tests will compete with our product. If  Cchek™  is more expensive than and/or does not have sufficient specificity, sensitivity or predictive value to compete with tests that are currently on the market, or if any other diagnostic tests that are under development, once successfully developed and commercialized, have greater specificity, sensitivity or predictive value and/or are cheaper than our technology, we may be unable to compete successfully with such products which would have a material adverse effect on our business, financial condition and results of operations.

Furthermore, as the industry continues to expand and evolve, an increasing number of competitors and potential competitors may enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we do. Some of these competitors and potential competitors have more experience than we do in the development of diagnostic products, including validation procedures and regulatory matters. In addition, Cchek™  will compete with product offerings from large and well established companies that have greater marketing and sales experience and capabilities than we do. If we are unable to compete successfully, we may be unable to sustain and grow our revenue.

If we are unable to obtain and maintain intellectual property protection, our competitive position will be harmed.

Our ability to compete and to achieve sustained profitability will be impacted by our ability to protect our Cchek™ cancer diagnostic technologies and other  proprietary discoveries and technologies. We expect to rely on a combination of patent protection, copyrights, trademarks, trade secrets, know-how, and regulatory approvals to protect Cchek™ and any of our other technologies. Our intellectual property strategy is intended to help develop and maintain our competitive position. However, there is no assurance that we will be able to obtain patent protection for Cchek™  and any other technologies, nor can we be certain that the steps we will have taken will prevent the misappropriation and unauthorized use of our technologies. If we are not able to obtain and maintain patent protection our competitive position may be harmed.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our Cchek™ cancer diagnostic technologies and other proprietary discoveries and technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our Cchek™ cancer diagnostic technologies and other proprietary discoveries and technologies. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third-party's intellectual property rights, we could be required to obtain a license from such third-party to continue developing our Cchek™ cancer diagnostic technologies and other proprietary discoveries and technologies. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease developing the infringing technology or product. In addition, we could be found liable for monetary damages. Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business.

We are dependent upon a few key personnel and the loss of their services could adversely affect us.

Our future success of developing Cchek™ will depend on the efforts of ITUS’s Executive Chairman of the Board Dr. Amit Kumar. We do not maintain “key person” life insurance on Dr. Kumar. The loss of the services of Dr. Kumar could have a material adverse effect on our business and operating results.

Risks Related to Legacy Patent Licensing Activities

In connection with our legacy patent licensing activities, we may not be able to license our patent portfolios which may have an adverse impact on our future operations.

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

In the future, we may issue securities to raise cash for operations, to pay down existing or then existing indebtedness, to pay for the development of our Cchek™ platform and for acquisitions of companies. We have and in the future may issue securities convertible into our common stock. Any of these events may dilute stockholders' ownership interests in our company and have an adverse impact on the price of our common stock.

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

Our reported revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future, specifically as we continue to devote more of our resources towards our Cchek™ diagnostic technology. It is possible that in future periods, we will have no revenue or, in any event, revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our common stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

•         clinical trial results relating to our diagnostic technology;

•         progress with regulatory authorities towards the certification/approval of our diagnostic technology;

•         commercialization of our diagnostic technology; and

•         costs related to acquisitions, alliances and licenses.

Biotechnology company stock prices are especially volatile, and this volatility may depress the price of our common stock.

The stock market has experienced significant price and volume fluctuations, and the market prices of biotechnology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

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

Item 1B.         Unresolved Staff Comments.

                        None.

Item 2.            Properties.

We lease approximately 3,000 square feet of office space at 12100 Wilshire Boulevard, Los Angeles, California (our principal executive offices) from an unrelated party pursuant to a lease that expires May 31, 2019.  Our base rent is approximately $11,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs.

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

PART II

Item 5.            Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since July 2015, our common stock has traded on the NASDAQ Capital Market under the symbol “ITUS”.  Prior to July 2015, our common stock traded on the OTCQB. The high and low sales prices as reported by the NASDAQ Capital Market and OTCQB for each quarterly fiscal period during our fiscal years ended October 31, 2016 and 2015 is as follows (all sales prices below reflect our one-for-twenty-five reverse stock split which was effected in June 2015):

Fiscal Period	High	Low
4th quarter 2016	$6.82	$2.85
3rd quarter 2016	3.70	2.55
2nd quarter 2016	3.31	1.88
1st quarter 2016	4.85	2.01

4th quarter 2015	$6.00	$3.50
3rd quarter 2015	6.40	1.75
2nd quarter 2015	4.10	1.39
1st quarter 2015	5.53	2.25

Holders

As of  November 30, 2016, the approximate number of record holders of our common stock was 299 and the closing price of our common stock was $5.70 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception.  We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended October 31, 2016, the Company issued an aggregate of 1,038 shares of our common stock to various companies in payment of public relations and investor relations services. The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 6.            Selected Financial Data.

            Not required for a smaller reporting company.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

In reviewing Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should refer to our Consolidated Financial Statements and the notes related thereto.

Results of Operations

Fiscal Year ended October 31, 2016 compared with Fiscal Year ended October 31, 2015

Revenue from Licensing Activities

In fiscal year 2016, we recorded revenue from licensing activities of $300,000 from two license agreements. In fiscal year 2015, we recorded revenue from licensing activities of $255,000 from six license agreements and $9,000,000 from AUO as described below. The license agreements provided for one-time, non-recurring, lump sum payments in exchange for non-exclusive retroactive and future licenses, and/or covenants not to sue. Accordingly, the earnings process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.

Revenue from Settlement with AU Optronics Corporation

We did not record any revenue from the settlement with AUO during the fiscal year 2016.  Revenue from the settlement with AUO was $9,000,000 in fiscal year 2015.  On December 29, 2014, the Company and AUO entered into a Settlement Agreement (the “AUO Settlement Agreement”) and a Patent Assignment Agreement (the “AUO Patent Assignment Agreement”) pursuant to which the Company received an aggregate of $9,000,000 from AUO.  The AUO Settlement Agreement and the AUO Patent Assignment Agreement were entered into to resolve a lawsuit filed by the Company against AUO in January of 2013, in connection with the joint development and commercialization of two of the Company’s thin-film display technologies.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees decreased by approximately $36,000 in fiscal year 2016, to approximately $111,000, from approximately $148,000 in fiscal year 2015. The decrease was due to the decrease in revenue from licensing activities.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by the Company.

Litigation and Licensing Expenses

Litigation and licensing expenses decreased by approximately $3,395,000 to approximately $106,000 in fiscal year 2016, from approximately $3,501,000 in fiscal year 2015. Litigation and licensing expenses included approximately $3,298,000 of legal fees and litigation costs in fiscal year 2015, related to the settlement with AUO.

Amortization of Patents

Amortization of patents was approximately $325,000 in fiscal years 2016 and 2015. We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life. During fiscal year 2016, we did not capitalize any patents or patent rights.

Research and Development Expenses

Research and development expenses increased by approximately $845,000 to approximately $1,556,000 in fiscal year 2016, from approximately $711,000 in fiscal 2015. The increase in research and development expenses was primarily due to an increase in costs in connection with the development of Cchek™, including increased employee compensation and related costs, other than stock option expense, of approximately $626,000 and increased costs related to our collaboration with Wistar of approximately $121,000.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $2,805,000 to approximately $2,710,000 in fiscal year 2016, from approximately $5,515,000 in fiscal 2015. The decrease in marketing, general and administrative expenses was principally due to a decrease in employee stock option expense of approximately $1,272,000, a decrease in employee compensation and related costs, other than stock option expense, of approximately $552,000, a decrease in consultant stock option expense of approximately $484,000, a decrease in consulting and outside services expense other than stock option expenses of approximately $276,000, and a decrease in legal and accounting fees of approximately $224,000, offset by an increase in investor relations and public relations expense of approximately $198,000.

Interest Expense

Interest expense increased by approximately $68,000 to approximately $520,000 in fiscal year 2016, from approximately $452,000 in fiscal 2015. Interest expense in fiscal years 2016 and 2015 consisted of accreted interest on our patent acquisition obligation.

Interest Income

Interest income decreased to approximately $13,000 in fiscal year 2016 compared to approximately $18,000 in fiscal year 2015, due to a decrease in funds available for short-term investments.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short term investments.

Based on currently available information as of December 7, 2016, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from operations will not be sufficient to fund our activities and debt obligations for the next 12 months.  Our basic monthly overhead expenses are approximately $300,000, excluding payments of principal and interest due on our Redemption Debenture in 2017. To date, we have relied primarily upon cash from the public and private sale of equity and debt securities, as well as net proceeds from the December 2014 AUO settlement, to generate the working capital needed to finance our operations.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, we will be required to obtain more working capital.  We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible and as permitted pursuant to the Redemption Debenture which prohibits the Company from incurring any senior indebtedness other than equipment financing in connection with the Company’s business.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding,the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over the next 12 months, we will need to raise additional capital.  Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund our operating activities and debt obligations over the next 12 months, which raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended October 31, 2016, cash used in operating activities was approximately $3,382,000.  Cash provided by investing activities was approximately $1,503,000, which resulted from the proceeds on maturity of certificates of deposit totaling $3,550,000 which was offset by the purchase of certificates of deposit totaling $1,900,000 and the purchase of property and equipment of approximately $147,000.  Our cash used in financing activities was approximately $3,000, which resulted from a royalty payment of approximately $36,000 applied to the patent acquisition obligation liability, offset by the proceeds from exercise of stock options of approximately $34,000. As a result, our cash, cash equivalents, and short-term investments at October 31, 2016 decreased approximately $3,531,000 to approximately $3,238,000 from approximately $6,769,000 at the end of fiscal year 2015.

In October 2015, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with National Securities Corporation (“National”) to create an at-the-market equity program under which the company could sell up to $10,000,000 worth of its common stock (the “Shares”) from time to time through National, as sales agent. On December 2, 2016, the Company terminated the Agreement with National.

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

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $874,000 and $2,192,000 during the years ended October 31, 2016 and 2015, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50.  We recognized stock-based compensation expense for stock options granted to non-employee consultants during the years ended October 31, 2016 and 2015, of approximately $-0- and $484,000, respectively.

As of October 31, 2016, there was unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors of approximately $1,139,000, which will be recognized in future periods upon vesting of the stock options.

Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected term.  If factors change and we employ different assumptions in the application of ASC 718 and ASC 505-50 in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.  See Note 3 to the consolidated financial statements for additional information.

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

In June 2014, the FASB issued Accounting Standards Update 2014-12 (“ASU 2014-12”), Compensation – Stock Compensation. This amendment requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. Adoption of this standard is required for annual periods beginning after December 15, 2015. Early adoption is permitted. We do not expect this update to have a significant impact on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”). This amendment requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods ending after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. We do not expect this update to have a significant impact on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) to simplify the presentation of debt issuance costs. This amendment requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Adoption of this standard is required for interim and annual periods beginning after December 15, 2015 and is to be applied retrospectively. The adoption of this amendment on November 1, 2016 did not have an impact on our consolidated financial statements and related disclosures.

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

            Not required for a smaller reporting company.

Item 8.            Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Vice President - Finance, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act.  Based upon that evaluation, our President and Chief Executive Officer and the Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2016.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2016.  In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2016 has not been audited by our auditors, Haskell & White LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.          Other Information.

Redemption of Series A Preferred

On September 9, 2014, we issued 140 shares of Series A Preferred having an aggregate value of $3,500,000 and the September 2014 Warrant to purchase 370,000 shares of the Company’s common stock. The September 2014 Warrant expired on November 11, 2016.  Holders of our Series A Preferred had a one-time right to require the Company to redeem the Series A Preferred shares, which right was set to expire on November 11, 2016. Under its terms, the Series A Preferred could only be redeemed from the proceeds of the sale of the Company’s equity securities.  On November 11, 2016 the holder of all of our outstanding Series A Preferred exercised its right of redemption. On December 6, 2016, we entered into an agreement with the holder of the Series A Preferred setting forth the terms under which such redemption would take place in lieu of paying the redemption from proceeds of sales of equity securities. Pursuant to the Redemption Agreement, upon closing the holder of the Series A Preferred will receive (i) $500,000 in cash  (ii) a 12% secured debenture evidencing the remaining $3,000,000 amount to be redeemed, and (iii) a 5 year warrant to purchase 500,000 shares of the Company’s common stock.

The Redemption Debenture shall be paid in cash by the Company as follows: $1,000,000 of the principal amount shall be paid on or before June 1, 2017, and the remaining $2,000,000 of the principal amount shall be paid on or before November 11, 2017. Interest shall accrue on any unpaid principal of the Redemption Debenture at the rate of 12% per annum, payable in cash on the first day of each calendar quarter beginning 90 days after issuance of the Redemption Debenture, with all accrued and unpaid interest to be paid with the final payment of principal under the Redemption Debenture (regardless of such repayment date). The Redemption Debenture is secured by a lien on the Company’s assets and prohibits the Company from incurring any senior indebtedness other than equipment financing in connection with the Company’s business.

The warrant grants the holder the right to purchase 500,000 shares of common stock (such shares of common stock issuable upon exercise of the warrant, the “Warrant Shares”) at an exercise price equal to 10% below the thirty (30) day volume weighted average closing price of our common stock at closing. The warrant expires on November 30, 2021.  If there is not an effective registration statement covering the Warrant Shares, the warrant may be exercised on a cashless basis, otherwise the warrant holder must exercise for cash.

Pursuant to the warrant, the investor may not exercise its warrant if such exercise would result in the investor beneficially owning in excess of 4.99% of our then issued and outstanding common stock.  A holder may, however, increase this limitation (but in no event exceed 9.99% of the number of shares of common stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase this limitation.  In connection with this transaction, the Company granted the investor registration rights with respect to the Warrant Shares.

Termination of Sales Agreement

On December 2, 2016, the Company terminated its Sales Agreement with National. The Sales Agreement, which was entered into on October 2, 2015 between the parties, created an at-the-market equity program under which the Company could sell up to $10,000,000 worth of its common stock from time to time through National, as sales agent. The Company did not sell any securities pursuant to the Sales Agreement. The Company elected to terminate the Sales Agreement because it did not desire to pursue an at-the-market equity program.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

(a)        Our Directors and Executive Officers

The following table sets forth certain information with respect to all of our directors and executive officers:

	Position with the Company and Principal Occupation
			Director and/or Executive Officer Since
Name		Age
Dr. Amit Kumar	Executive Chairman of the Board	52	2012
Robert A. Berman	Director, President and Chief Executive Officer	53	2012
Dale Fox	Director	49	2014
Dr. Arnold Baskies	Director	67	2016
Dr. John Monahan	Director	70	2016
Michael J. Catelani	Chief Financial Officer	50	2016

            We believe that our Board represents a desirable mix of backgrounds, skills, and experiences. The principal occupation and business experience during the last five years for our executive officers and directors and some of the specific experiences, qualifications, attributes or skills that led to the conclusion that each person should serve as one of our directors in light of our business and structure is as follows:

Dr. Amit Kumar, 52, Executive Chairman of the Board and Executive Chairman of Anixa Diagnostics. Dr. Kumar has served as a director since November 30, 2012 and as Chairman of the Board since August 23, 2016.  From June 15, 2015 until August 23, 2016, Dr. Kumar served as Vice Chairman of the Company.  Dr. Kumar served as a strategic advisor to the Company since September 19, 2012.  Dr. Kumar has been Executive Chairman of Anixa Diagnostics Corporation, a wholly-owned subsidiary of the Company since June 15, 2015. Upon his appointment as Executive Chairman of Anixa, Dr. Kumar resigned from his position as the CEO of Geo Fossil Fuels LLC, an energy company, which he had held since December 2010.  From September 2001 to June 2010, Dr. Kumar was President and CEO of CombiMatrix Corporation, a NASDAQ listed biotechnology company and also served as director from September 2000 to June 2012.  Dr. Kumar was Vice President of Life Sciences of Acacia Research Corporation, a publicly traded investment company, from July 2000 to August 2007 and also served as a director from January 2003 to August 2007.   Dr. Kumar has served as Chairman of the board of directors of Ascent Solar Technologies, Inc., a publicly-held solar energy company, since June 2007, and as a director of Aeolus Pharmaceuticals, Inc. since June 2004.  Dr. Kumar holds an A.B. in Chemistry from Occidental College and Ph.D. from Caltech and completed his post-doctoral training at Harvard University. Dr. Kumar has experience in technology driven startups, both at the board and operating levels, in a  broad variety of areas including finance, acquisitions, R&D, and marketing, and has served as a director and officer of another publicly traded company.

Robert A. Berman, 53, Director, President and Chief Executive Officer. Mr. Berman has served as our President and Chief Executive Officer since September 19, 2012 and was elected to our Board on November 30, 2012. Mr. Berman has experience in a broad variety of areas including finance, acquisitions, marketing, and the development, licensing, and monetization of intellectual property.  He was recently the CEO of IP Dispute Resolution Corporation (“IPDR”), a consulting company focused on technology licensing and product development, from March 2007 to September 2012. Prior to IPDR, Mr. Berman was the Chief Operating Officer and General Counsel of Acacia Research Corporation from 2000 to March 2007.   Mr. Berman holds a J.D. from the Northwestern University School of Law and a B.S. in Entrepreneurial Management from the Wharton School of the University of Pennsylvania.  Mr. Berman has experience in both investing in and starting new ventures and new technologies, in areas including finance, acquisitions, operations, and marketing, and has served as an officer of another publicly traded company.

Dale Fox, 49, Director. Mr.Fox is an entrepreneur and innovator who has launched many companies. He is currently the CEO of Tribogenics, a start-up company he co-founded in 2010 that develops portable, powerful X-ray devices based, in part, upon a technology conceived and licensed from the University of California, Los Angeles.  Mr. Fox has raised numerous rounds of capital for many types of companies, including venture capital, strategic investments, and other financings.  Mr. Fox has built executive and advisory teams. He received a Bachelor of Business Administration degree from Southern Methodist University’s Cox School of Business. Since 2009, Mr. Fox has taught at the Founders Institute where he teaches classes on start-ups and continues to mentor young entrepreneurs.  Mr. Fox is an experienced startup entrepreneur and inventor who has successfully launched a number of companies.  As a result, Mr. Fox has gained experience is a broad variety of other areas including finance, research and development and marketing.

Dr. Arnold Baskies, 67, Director.  Dr. Baskies, Vice Chairman of the National Board of Directors of the American Cancer Society, is a board certified general surgeon and fellowship trained surgical oncologist with special interests in breast cancer, thyroid cancer, and melanoma. Dr. Baskies has been a member of Virtua Surgical Specialists, a multi-specialty practice since 2011. In addition to his pioneering efforts to promote the latest surgical and nonsurgical techniques, including minimally invasive surgery (and advanced radioguided techniques) for diseases of the breast, thyroid, and parathyroid glands, he has cared for thousands of surgical patients in his 30-year career. Dr. Baskies received his Bachelor of Arts degree summa cum laude and was a member of Phi Beta Kappa at Boston University, graduated from the Boston University School of Medicine, completed his surgical residency at Boston Medical Center, and had fellowship training in surgical oncology at the National Cancer Institute.

Dr. John Monahan, 70, Director.  Dr. Monahan is an experienced executive and has served on a number of biotechnology company boards over the years. He is currently a Scientific Advisory Consultant for Synthetic Biologics, Inc. (NYSE MKT: SYN) and from 2010 through 2015 he was the Sr. Executive Vice President of Research & Development at Synthetic Biologics, Inc. He is also a director of Heat Biologics, Inc. (Nasdaq: HTBX), a position that he has held since 2011, and was a director of Tacere Therapeutics, Inc., a wholly-owned subsidiary of Benitec Biopharma Limited (Nasdaq: BNTC) from 2006 to 2015. In addition to his work with public companies, Dr. Monahan is also currently a member of the Scientific Advisory Board of Agilis Biotherapeutics, Inc., a position that he has held since 2014, and is a board member of several other biotechnology companies. In addition, in 1992 he founded Avigen, Inc., a biotech company that pioneered the development of gene medicines based on adeno-associated virus vectors, now an industry standard. Over a 12-year period as its CEO, Dr. Monahan took Avigen public through an initial public offering raising over $235M and led the company through several Investigational New Drug (IND) applications. Prior to Avigen, Dr. Monahan served as Vice President - Research and Development at Somatix B.V., and Director of Molecular & Cell Biology at Triton Biosciences, Inc. He was also previously Research Group Chief, Department of Molecular Genetics at Hoffmann-LaRoche Inc., and Adjunct Assistant Professor, Department of Cell Biology at New York University. Dr. Monahan earned a Ph.D. in Biochemistry from McMaster University, Hamilton, Canada, and a B.S. in Science from University College, Dublin, Ireland. Dr. Monahan has over 50 publications in scientific literature and has made hundreds of presentations and public TV appearances, to scientific groups, investors and the general public over the years.

Michael J. Catelani, 50, Chief Financial Officer.  Mr. Catelani, has served as our Chief Financial Officer since November 1, 2016. Previously, Mr. Catelani co-founded Tacere Therapeutics, Inc., a privately held biotechnology company, and served as its Chairman, President and Chief Financial Officer until its sale. Prior to Tacere, Mr. Catelani served on the Board of Directors and was the Chief Financial Officer of Benitec Biopharma Limited, an Australian Stock Exchange-listed biotechnology company. Prior to Benitec, Mr. Catelani served as Vice President and Chief Financial Officer at Axon Instruments, a U.S. corporation publicly traded on the Australian Stock Exchange that was a leading designer and manufacturer of instrumentation and software systems for biotechnology and diagnostics research. Prior to Axon, Mr. Catelani served as the Vice President of Finance for Media Arts Group, Inc., an NYSE-listed company. Mr. Catelani has also worked with several early stage start-up companies in a variety of industries, including biotechnology, retail, waste water recovery, and distributed power generation, in both advisory and management roles and has served as a contract Chief Financial Officer to a number of established businesses in the biotechnology field. Mr. Catelani began his professional career at Ernst & Young and is a CPA. He received his B.S. degree in business administration, with a concentration in accountancy, from Sacramento State University and earned his MBA from the University of California, Davis.

Except for Drs. Kumar and Monahan, none of our current directors or executive officers has served as a director of another public company within the past five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.  Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2016.

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

The members of the nominating committee are Dale Fox (Chairman) and Drs. Arnold Baskies and John Monahan.

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

The members of the Audit Committee are Drs. John Monahan (Chairman) and Arnold Baskies, and Dale Fox. Our Board has determined that Dr. Monahan qualifies as an Audit Committee financial expert as defined by SEC rules, based on his education, experience and background. Please see Dr. Monahan’s biographical information above for a description of his relevant experience.

Item 11.          Executive Compensation.

The following table sets forth certain information for the fiscal years ended October 31, 2016 and 2015, with respect to compensation awarded to, earned by or paid to our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer (the “Named Executive Officers”).  No other executive officer received total compensation in excess of $100,000 during fiscal year 2016.

SUMMARY COMPENSATION TABLE
					All Other Compensation ($) (3)	Total Compensation ($)
Name and Principal Position		Salary ($)	Bonus ($)	Option Awards ($) (2)
	Year
Dr. Amit Kumar (1)	2016	$300,000	$200,000	$566,896	$12,000	$1,078,896
Executive Chairman of the Board	2015	$112,500	$-	$-	$-	$112,500
Robert A. Berman	2016	$300,000	$200,000	$566,896	$-	$1.066,896
Chief Executive Officer and Director	2015	$300,000	$150,000	$169,081	$4,160	$623,241

Henry P. Herms (4)	2016	$87,500	$-	$85,034	$-	$172,534
Chief Financial Officer, Vice President- Finance	2015	$168,000	$-	$16,252	$-	$184,252

(1)            On June 15, 2015 Dr. Kumar was appointed Vice Chairman of the Company and Executive Chairman of Anixa Diagnostics Corporation, a wholly-owned subsidiary of the Company. The above table represents Dr. Kumar’s compensation subsequent to June 15, 2015.  Prior to that date Dr. Kumar received compensation for his services as a consultant.For more information about Dr. Kumar’s consultancy arrangements, see the section entitled “Transactions with Related Persons” below.

(2)          Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal years ended October 31, 2016 for each Named Executive Officer in accordance with Accounting Standards Codification (“ASC”) 718 and also reflects the repricing of outstanding options on February 5, 2015.  A discussion of assumptions used in valuation of option awards may be found in Note 3 to our Consolidated Financial Statements for fiscal year ended October 31, 2016, included elsewhere in this Annual Report on Form 10-K.

(3)     Amounts in the All Other Compensation column reflect, for each Named Executive Officer, the sum of the incremental cost to us of all perquisites and personal benefits, which for Dr. Kumar consisted solely of compensation for use of a home office, and for Mr. Berman consisted solely of life insurance premiums.

(4)      Mr, Herms resigned his position as Chief Financial Officer, Vice President-Finance on November 1, 2016. Mr. Herms will retire from the Company on December 31, 2016.

Employment Agreements

Employment Agreement with Robert Berman

On September 19, 2012, the Company entered into an Employment Agreement with Mr. Berman (the “Berman Agreement”) to serve as President and Chief Executive Officer of the Company.  Pursuant to the Berman Agreement, Mr. Berman initially received an annual base salary of $290,000, which was increased to $300,000 by the Board effective November 1, 2013.

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

Consulting Agreement with Amit Kumar

On September 19, 2012, the Company entered into a Consulting Agreement with Dr. Amit Kumar (the “Kumar Agreement”) pursuant to which Dr. Kumar agreed to provide business consulting services for an initial annual consulting fee of $120,000. On June 15, 2015, Dr. Kumar was appointed Vice Chairman of the Company and Executive Chairman of Anixa Diagnostics Corporation, a wholly-owned subsidiary of the Company. As a result of this appointment, Dr. Kumar’s cash compensation was increased to $300,000 by the Board. The terms of the Kumar Agreement still remain in effect.

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

Stock Options

The following table sets forth certain information with respect to unexercised stock options held by the Named Executive Officers outstanding on October 31, 2016:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-Exercisable	Option Exercise Price ($)	Option Expiration Date
Name
Dr. Amit Kumar	320,000(1)		$2.575	9/19/2022
	106,667(2)		$2.575	9/19/2022
	213,333(3)		$2.575	9/19/2022
	38,889(4)	1,111(4)	$2.575	11/8/2023
	44,444(5)	155,556(5)	$2.920	2/18/2026
Robert A. Berman	320,000(1)		$2.575	9/19/2022
	106,667(2)		$2.575	9/19/2022
	213,333(3)		$2.575	9/19/2022
	38,889(4)	1,111(4)	$2.575	11/8/2023
	44,444(5)	155,556(5)	$2.920	2/18/2026
Henry P. Herms	3,000		$2.575	11/11/2017
	4,000		$2.575	10/7/2019
	4,000		$2.575	6/1/2021
	12,000		$2.575	9/19/2022
	21,389(4)	611(4)	$2.575	11/8/2023
	6,667(5)	23,333(5)	$2.920	2/18/2026

(1)        Options vested and became exercisable in 36 consecutive monthly installments, beginning October 31, 2012 and continuing through September 30, 2015.

(2)        Options vested upon achievement of a cash milestone.

(3)        Options were to vest in two equal installments upon achievement of certain stock price targets.  On November 8, 2013, the vesting conditions were modified by the Board to provide that the unvested portion of the stock options vest in 23 consecutive monthly installments, commencing on November 30, 2013 through September 30, 2015.

(4)        Options vest and became exercisable in 36 consecutive monthly installments, beginning December 31, 2013 and continuing through November 30, 2016.

(5)        Options vest and became exercisable in 36 consecutive monthly installments, beginning March 31, 2016 and continuing through February 28, 2019.

The following table summarizes stock option grants during fiscal year 2016.

GRANTS OF PLAN BASED AWARDS TABLE
		All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value
Name	Grant Date	(#)	($)	($)
Dr. Amit Kumar	2/18/16	200,000	$2.920	$566,896
Robert A. Berman	2/18/16	200,000	$2.920	$566,896
Henry P. Herms	2/18/16	30,000	$2.920	$85,034

The following table summarizes the exercise of stock options during fiscal 2016 by Named Executive Officers:

OPTION EXERCISES AND STOCK VESTED TABLE
	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)

Name
Henry P. Herms	4,000	$9,060

(1)         The value realized on exercise is calculated based on the difference between the exercise price of the options and the market price of the stock at the time of exercise.

Potential Payments upon Termination or Change in Control

            Dr. Amit Kumar

Options granted Dr. Kumar on November 8, 2013 and February 18, 2016 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable if Dr. Kumar is terminated without cause or upon a change in control as defined below. The intrinsic value of options granted on November 8, 2013 would be $4,194, which was calculated by multiplying (a) 1,111 options (being the number of options granted to him on November 8, 2013 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2016 of $6.35 and (y) the options’ exercise price of $2.575 per share. The intrinsic value of options granted on February 18, 2016 would be $533,557, which was calculated by multiplying (a) 155,556 options (being the number of options granted to him on February 18, 2016 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2016 of $6.35 and (y) the options’ exercise price of $2.92 per share.

Robert A. Berman

Options granted Mr. Berman on November 8, 2013 and February 18, 2016 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable if Mr. Berman is terminated without cause or upon a change in control as defined below. The intrinsic value of options granted on November 8, 2013 would be $4,194, which was calculated by multiplying (a) 1,111 options (being the number of options granted to him on November 8, 2013 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2016 of $6.35 and (y) the options’ exercise price of $2.575 per share. The intrinsic value of options granted on February 18, 2016 would be $533,557, which was calculated by multiplying (a) 155,556 options (being the number of options granted to him on February 18, 2016 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2016 of $6.35 and (y) the options’ exercise price of $2.92 per share.

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

Henry P. Herms

Options granted Mr. Herms on November 8, 2013 and February 18, 2016 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable if Mr. Herms is terminated without cause or upon a change in control as defined below. The intrinsic value of options granted on November 8, 2013 would be $2,307, which was calculated by multiplying (a) 611 options (being the number of options granted to him on November 8, 2013 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2016 of $6.35 and (y) the options’ exercise price of $2.575 per share. The intrinsic value of options granted on February 18, 2016 would be $80,032, which was calculated by multiplying (a) 23,333 options (being the number of options granted to him on February 18, 2016 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2016 of $6.35 and (y) the options’ exercise price of $2.92 per share.

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

Our employee directors, Dr. Amit Kumar and Robert A. Berman, did not receive any additional compensation for services provided as a director during fiscal year 2016.  The following table sets forth compensation of Dale Fox and Drs. Arnold Baskies and John Monahan, our non-employee directors, and Lewis H. Titterton and Bruce F. Johnson, our former non-employee directors, for fiscal year 2016:

DIRECTORS COMPENSATION
			All Other
	Option Awards	Bonus	Compensation
Name	($) (1)	($)	($)
Dale Fox	$33,939	$ -	$ -
Dr. Arnold Baskies	$18,240	$ -	$ -
Dr. John Monahan	$18,240	$ -	$ -
Lewis H. Titterton	$45,251	$ -	$ -
Bruce F. Johnson	$38,939	$ -	$ -

(1)        Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal year ended October 31, 2016, in accordance with ASC 718.  A discussion of assumptions used in valuation of option awards may be found in Notes 3 to our Consolidated Financial Statements for fiscal year ended October 31, 2016, included elsewhere in this Annual Report on Form 10-K. At October 31, 2016, Dale Fox and Drs. Arnold Baskies and John Monahan, nd Lewis Titterton and Bruce Johnson held unexercised stock options to purchase 30,000, 6,000, 6,000, 256,400 and 52,800 shares respectively, of our common stock.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to our common stock beneficially owned as of November 30, 2016 (or exercisable within 60 days of such date) by (a) each person who is known by our management to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and (c) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)(4)(5)	Percent of Class (6)
Directors and Officers of the Company
Dr. Amit Kumar 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	847,533	8.93%
Robert A. Berman 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	786,683	8.29%
Dale Fox 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	30,000	*
Dr. Arnold Baskies 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	7,000	*
Dr. John Monahan 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	6,000	*
Michael J. Catelani 12100 Wilshire Boulevard, Suite 1275 Los Angeles, CA 90025	-	-
All Directors and Executive Officers as a Group (6 persons)	1,677,216	16.32%
5% Stockholders of the Company
Lewis H. Titterton 1900 Purdy Avenue, Unit 2904 Miami Beach, FL 33139	802,812	8.91%
Bruce F. Johnson 6519 Shabbona Road Indian Head Park, IL 60525	471,919	5.36%
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

(2)        Includes 101,125 shares, 101,125 shares, 30,000 shares, 6,000 shares, 6,000 shares, and 244,250 shares which Dr. Amit Kumar, Robert A. Berman, Dale Fox, Dr. Arnold Baskies, Dr. John Monahan and all directors and executive officers as a group, respectively, and 170,400 shares and 40,800 shares which Lewis H. Titterrton and Bruce Johnson, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 2003 Share Incentive Plan and/or the 2010 Share Incentive Plan.

(3)       Includes 2,000 shares that Dr. Amit Kumar and all directors and executive officers as a group, respectively, and 2,000 shares that Lewis H. Titterton have the right to acquire within 60 days upon exercise of warrants purchased by them in the private placement on July 15, 2014.

(5)       Includes 640,000 shares, 640,000 shares and 1,280,000 shares which Dr. Amit Kumar, Robert A. Berman and all directors and executive officers as a group, respectively, and 86,000 shares and 12,000 shares that Lewis H. Titterton and Bruce Johnson, respectively, have the right to acquire within 60 days pursuant to option agreements with the Company.

(6)        Based on 8,752,387 shares of common stock outstanding as of November 30, 2016.

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company in the future.

Equity Compensation Plan Information

The following is information as of October 31, 2016 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 2003 Share Incentive Plan and our 2010 Share Incentive Plan.  See Note 5 to Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans not approved by security holders (1)(2)	3,086,472	$4.02	431,956

(1)       On April 23, 2003 the Board adopted the 2003 Share Incentive Plan.  Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates were eligible to participate in the 2003 Share Incentive Plan.  The 2003 Share Incentive Plan provided for the grant of stock options, stock appreciation rights, stock awards, performance awards and stock units (the “2003 Benefits”).  The maximum number of shares of common stock available for issuance under the 2003 Share Incentive Plan was 2,800,000.  The 2003 Share Incentive Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board of Directors, from November 2012 to July 2015, by the Board of Directors and since July 2015 by the Compensation Committee, which determined the option price, term and provisions of the 2003 Benefits.    The 2003 Share Incentive Plan contains provisions for equitable adjustment of the 2003 Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, spinoff, combination of shares, exchange of shares, dividends in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders of the Company.  The 2003 Share Incentive Plan terminated with respect to additional grants on April 21, 2013.

(2)       On July 14, 2010 the Board adopted the 2010 Share Incentive Plan.  Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2010 Share Incentive Plan.  The 2010 Share Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, and performance awards and stock units (the “2010 Benefits”).  The maximum number of shares of common stock available for issuance under the 2010 Share Incentive Plan was initially 600,000 shares.   On July 6, 2011 and August 29, 2012, the 2010 Share Incentive Plan was amended by our Board to increase the maximum number of shares of common stock that may be granted to 1,080,000 and 1,200,000 shares, respectively.  On November 8, 2013, the Board approved an amendment to provide that effective and following November 8, 2013, the maximum aggregate number of shares available for issuance will be 800,000 shares.  Additionally, commencing on the first business day in 2014 and on the first business day of each calendar year thereafter, the maximum aggregate number of shares available for issuance shall be replenished such that, as of such first business day, the maximum aggregate number of shares available for issuance shall be 800,000 shares. Current and future non-employees directors are automatically granted a 10 year nonqualified stock option to purchase 12,000 shares of Common Stock (or 16,000 in the case of the Chairman of the Board) on January 1st of each year that will vest in four equal quarterly installments.  The 2010 Share Incentive Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors, from November 2012 through July 2015, by the Board of Directors and since July 2015, by the Compensation Committee, which determines the option price, term and provisions of the 2010 Benefits.  The 2010 Share Incentive Plan terminates with respect to additional grants on July 14, 2020.  The Board may amend, suspend or terminate the 2010 Share Incentive Plan at any time.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Aside from compensation arrangements with executive officers described above, there are no other transactions entered into by the Company with related persons.

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

Director Independence

Our Board oversees the activities of our management in the handling of the business and affairs of our company.  Our common stock trades on the NASDAQ Capital Markets and we are subject to listing requirements which include the requirement that our Board be comprised of a majority of “independent” directors. Dale Fox and Drs. Arnold Baskies and John Monahan currently meet the definition of “independent” as defined by the SEC. The Board of Directors has separately designated audit, nominating and compensation committees. Our directors, Robert A. Berman and Dr. Amit Kumar, are employees of, or consultants to, the Company and as such do not qualify as “independent” directors.

Item 14.          Principal Accounting Audit Fees and Services.

 The following table describes fees for professional audit services rendered and billed by Haskell & White LLP, our present independent registered public accounting firm and principal accountant, for the audit of our consolidated financial statements and for other services during fiscal years 2016 and 2015.

Type of Fee	2016	2015

Audit Fees (1)	$79,910	$97,390
Audit Related Fees (2)	7,500	34,500
Tax Fees (3)	25,025	21,000
All Other Fees (4)	12,450	6,400
Total	$124,885	$159,290

(1)   Audit fees for fiscal years 2016 and 2015 represent fees billed for services rendered by Haskell & White LLP for the audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q.

(2)   Audit related fees for fiscal years 2016 and 2015 represent fees billed for services rendered by Haskell & White in connection with our Registration Statements filed during fiscal years 2016 and 2015.

(3)   Tax Fees for fiscal years 2016 and 2015 represent fees billed for services rendered by Haskell & White for the preparation of Federal and State income tax returns.

(4)   All other fees for fiscal years 2016 and 2015 represent fees billed for services by Haskell & White LLP in connection with the preparation of comfort letters and research of various tax subjects.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Board was responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm.  On July 9, 2015, the Board established an Audit Committee which assumed these responsibilities.  Haskell & White LLP’s engagement to conduct our fiscal year 2016 audit was approved by our Board on May 19, 2016.

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

3.5                Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated, November 8, 2012.)

3.6                Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 on Form 8-K, dated June 25, 2015.)

4.1                Form of Warrant issued to investors in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 4.1 to Form 8-K, dated July 15, 2014).

4.2                Form of Warrant to be issued to Adaptive Capital LLC (filed herewith).

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

10.12            Employment Agreement, dated as of September 19, 2012, between the Company and Robert Berman. (Incorporated by reference to Exhibit 10.35 to our Form 10-K for the fiscal year ended October 31, 2012.)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for, and related Order by the Commission, dated May 3, 2013, File No. 0-11254-CF#29240, granting confidential treatment for portions of Section 4 of this exhibit to pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.13            Consulting Agreement, dated as of September 19, 2012, between the Company and Amit Kumar.  (Incorporated by reference to Exhibit 10.37 to our Form 10-K for the fiscal year ended October 31, 2012.)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for, and related Order by the Commission, dated May 3, 2013, File No. 0-11254-CF#29240, granting confidential treatment for portions of Section 4 of this exhibit to pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.14            Securities Purchase Agreement, dated July 15, 2014, between the Company and the Purchasers named therein in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated July 15, 2014.)

10.15            Termination Agreements, each dated August 29, 2014, relating to the Company’s transaction with Videocon Industries Limited. (Incorporated by reference to Exhibit 10.20 to our Form S-1 dated December 8, 2014.)

10.16            Debt Conversion Agreement, dated September 9, 2014, between the Company and Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.21 to our Form S-1 dated December 8, 2014.)

10.17            Warrant issued to Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.22 to our Form S-1 dated December 8, 2014.)

10.18            At Market Issuance Sales Agreement, dated October 2, 2015, between the Company and National Securities Corporation (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated October 2, 2015.)

10.19            Letter Agreement, dated December 6, 2016, between the Company and Adaptive Capital LLC (Filed herewith).

10.20            Form of 12% Secured Debenture, dated December [ ], 2016, to be issued to Adaptive Capital LLC (Filed herewith).

10.21            Letter Agreement, dated October 17, 2016, between the Company and Mike Catelani (Filed herewith).

21                 Subsidiaries of ITUS Corporation. (Filed herewith.)

23.1              Consent of Haskell & White LLP.  (Filed herewith.)

31.1              Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 5, 2016.  (Filed herewith.)

31.2              Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 5, 2016.  (Filed herewith.)

32.1              Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 5, 2016.  (Furnished herewith.)

32.2              Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 5, 2016.  (Furnished herewith.)

99.1              Collaborative Research Agreement, dated July 14, 2015, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Filed herewith) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

99.2              First Amendment to The Collaborative Research Agreement, dated August 4, 2016, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Filed herewith) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

99.3              Collaborative Research Agreement, dated August 4, 2016, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology. (Filed herewith) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

By:  /s/ Robert A. Berman
Robert Berman
President and

December 7, 2016                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:  /s/ Robert A. Berman
Robert A. Berman

President, Chief Executive Officer

December 7, 2016                                                  and Director (Principal Executive Officer)

By:  /s/ Michael J. Catelani
Michael J. Catelani

Chief Financial Officer

(Principal Financial

December 7, 2016                                                  and Accounting Officer)

                                                                        By:  /s/ Dr. Amit Kumar
                                                                               Dr. Amit Kumar
December 7, 2016                                                  Executive Chairman of the Board

                                                                        By:  /s/ Dale Fox

Dale Fox

December 7, 2016                                                   Director

                                                                        By:  /s/ Dr. Arnold Baskies

Dr. Arnold Baskies

December 7, 2016                                                   Director

                                                                        By:  /s/ Dr. John Monahan

Dr. John Monahan

December 7, 2016                                                   Director

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

3.5                Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated, November 8, 2012.)

3.6                Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 on Form 8-K, dated June 25, 2015.)

4.1                Form of Warrant issued to investors in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 4.1 to Form 8-K, dated July 15, 2014).

4.2                Form of Warrant to be issued to Adaptive Capital LLC (filed herewith).

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

10.12            Employment Agreement, dated as of September 19, 2012, between the Company and Robert Berman. (Incorporated by reference to Exhibit 10.35 to our Form 10-K for the fiscal year ended October 31, 2012.)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for, and related Order by the Commission, dated May 3, 2013, File No. 0-11254-CF#29240, granting confidential treatment for portions of Section 4 of this exhibit to pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.13            Consulting Agreement, dated as of September 19, 2012, between the Company and Amit Kumar.  (Incorporated by reference to Exhibit 10.37 to our Form 10-K for the fiscal year ended October 31, 2012.)  (Portions of Section 4 of this exhibit have been redacted and filed separately with the Commission in accordance with a request for, and related Order by the Commission, dated May 3, 2013, File No. 0-11254-CF#29240, granting confidential treatment for portions of Section 4 of this exhibit to pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)

10.14            Securities Purchase Agreement, dated July 15, 2014, between the Company and the Purchasers named therein in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated July 15, 2014.)

10.15            Termination Agreements, each dated August 29, 2014, relating to the Company’s transaction with Videocon Industries Limited. (Incorporated by reference to Exhibit 10.20 to our Form S-1 dated December 8, 2014.)

10.16            Debt Conversion Agreement, dated September 9, 2014, between the Company and Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.21 to our Form S-1 dated December 8, 2014.)

10.17            Warrant issued to Adaptive Capital, LLC. (Incorporated by reference to Exhibit 10.22 to our Form S-1 dated December 8, 2014.)

10.18            At Market Issuance Sales Agreement, dated October 2, 2015, between the Company and National Securities Corporation (Incorporated by reference to Exhibit 10.1 to Form 8-K, dated October 2, 2015.)

10.19            Letter Agreement, dated December 6, 2016, between the Company and Adaptive Capital LLC (Filed herewith).

10.20            Form of 12% Secured Debenture, dated December [ ], 2016, to be issued to Adaptive Capital LLC (Filed herewith).

10.21            Letter Agreement, dated October 17, 2016, between the Company and Mike Catelani (Filed herewith).

21                 Subsidiaries of ITUS Corporation. (Filed herewith.)

23.1              Consent of Haskell & White LLP.  (Filed herewith.)

31.1              Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 5, 2016.  (Filed herewith.)

31.2              Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 5, 2016.  (Filed herewith.)

32.1              Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 5, 2016.  (Furnished herewith.)

32.2              Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 5, 2016.  (Furnished herewith.)

99.1              Collaborative Research Agreement, dated July 14, 2015, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Filed herewith) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

99.2              First Amendment to The Collaborative Research Agreement, dated August 4, 2016, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Filed herewith) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

99.3              Collaborative Research Agreement, dated August 4, 2016, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology. (Filed herewith) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

ITUS Corporation

We have audited the accompanying consolidated balance sheets of ITUS Corporation (the “Company”) as of October 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended October 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years ended October 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited working capital and limited revenue-generating operations and a history of net losses and net operating cash flow deficits. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

Irvine, California
December 7, 2016

ITUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 31, 2016		October 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$2,488,323	$4,369,219
Short–term investments in certificates of deposit	750,000	2,400,000
Prepaid expenses and other current assets	162,069	126,528
Total current assets	3,400,392	6,895,747

Patents, net of accumulated amortization of $965,040 and $639,744, respectively	2,071,071	2,396,367
Property and equipment, net of accumulated depreciation of $46,950 and $13,617, respectively	156,644	43,456
Total assets	$5,628,107	$9,335,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$468,756	$380,765
Royalties and contingent legal fees payable	-	213,017
Total current liabilities	468,756	593,782

Patent acquisition obligation (Note 6)	4,171,876	3,688,187
Total liabilities	4,640,632	4,281,969

Commitments and contingencies (Notes 6 and 7)

Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized, issued and outstanding	14,000	14,000
Common stock, par value $.01 per share; 24,000,000 shares authorized;
8,752,387 and 8,724,878 shares issued and outstanding, respectively	87,524	87,249
Additional paid-in capital	152,051,144	151,101,117
Accumulated deficit	(151,165,193)	(146,148,765)
Total shareholders’ equity	987,475	5,053,601

Total liabilities and shareholders’ equity	$5,628,107	$9,335,570

The accompanying notes are an integral part of these statements.
See Report of Independent Registered Public Accounting Firm.

ITUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2016	2015
Revenue:
Revenue from licensing activities	$300,000	$255,000
Settlement with AU Optronics Corporation	-	9,000,000
Total revenue	300,000	9,255,000

Operating costs and expenses:
Inventor royalties and contingent legal fees	111,192	147,670
Litigation and licensing expenses	106,224	3,500,852
Amortization of patents	325,296	325,291
Research and development expenses (including non-cash stock option
compensation expenses of $259,930 and $306,584, respectively)	1,556,459	711,391
Marketing, general and administrative expenses (including non-cash stock
option compensation expense of $613,631 and $2,369,806, respectively)	2,709,841	5,514,555
Total operating costs and expenses	4,809,012	10,199,759

Loss from operations	(4,509,012)	(944,759)
Interest expense (Note 6)	(519,946)	(451,906)
Interest income	12,530	17,622
Loss before income taxes	(5,016,428)	(1,379,043)
Provision for income taxes (Note 7)	-	-

Net loss	$(5,016,428)	$(1,379,043)

Net loss per share:
Basic and diluted	$(0.57)	$(0.16)

Weighted average common shares outstanding:
Basic and diluted	8,739,453	8,760,126

The accompanying notes are an integral part of these statements.
See Report of Independent Registered Public Accounting Firm.

ITUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2016 and 2015

	Series A Convertable Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Par Value	Shares	Par Value

BALANCE, October 31, 2014	140	$14,000	8,788,176	$87,882	$148,677,413	$(144,769,722)	$4,009,573
Stock option compensation to employees and consultants	-	-	-	-	2,676,309	-	2,676,309
Common stock issued upon exercise of stock options	-	-	17,334	173	44,462	-	44,635
Common stock issued to consultants	-	-	11,600	116	45,984	-	46,100
Repurchase 92,232 shares of common stock and cancellation
of warrants to purchase 16,000 shares of common stock	-	-	-	-	(343,973)	-	(343,973)
Retire common stock repurchased	-	-	(92,232)	(922)	922	-	-
Net Loss	-	-	-	-	-	(1,379,043)	(1,379,043)

BALANCE, October 31, 2015	140	14,000	8,724,878	87,249	151,101,117	(146,148,765)	5,053,601
Stock option compensation to employees and consultants	-	-	-	-	873,561	-	873,561
Common stock issued upon exercise of stock options	-	-	12,676	127	33,454	-	33,581
Common stock issued to consultants	-	-	10,833	108	31,252	-	31,360
Common stock issued to acquire patents	-	-	4,000	40	11,760	-	11,800
Net Loss	-	-	-	-	-	(5,016,428)	(5,016,428)
BALANCE, October 31, 2016	140	$14,000	8,752,387	$87,524	$152,051,144	$(151,165,193)	$987,475

The accompanying notes are an integral part of this statement.
See Report of Independent Registered Public Accounting Firm.

ITUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,016,428)	$(1,379,043)
Stock option compensation to employees and consultants	873,561	2,676,309
Common stock issued to consultants	31,360	46,100
Amortization of patents	325,296	325,291
Accretion of interest on patent acquisition obligations to interest expense	519,946	451,906
Loss on acquisition of common stock and warrants to purchase common stock	-	101,280
Common stock issued to acquire patent license	11,800	-
Depreciation and amortization of property and equipment	33,333	12,515
Loss on disposal of property and equipment	-	10,680
Change in operating assets and liabilities:
Accounts receivable	-	400,000
Prepaid expenses and other current assets	(35,541)	(65,951)
Accounts payable and accrued expenses	87,991	(868,661)
Royalties and contingent legal fees payable	(213,017)	(347,059)
Net cash (used in) provided by operating activities	(3,381,699)	1,363,367

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(1,900,000)	(2,900,000)
Proceeds from maturities of short-term investments in certificates of deposit	3,550,000	3,000,000
Purchase of property and equipment	(146,521)	(54,776)
Net cash provided by investing activities	1,503,479	45,224

Cash flows from financing activities:
Proceeds from exercise of employee stock options	33,581	44,635
Royalty payment applied to patent acquisition obligation	(36,257)	-
Payments to acquire 92,232 shares of common stock and cancellation of warrants to purchase 16,000 shares of common stock	-	(445,253)
Net cash used in financing activities	(2,676)	(400,618)

Net (decrease) increase in cash and cash equivalents	(1,880,896)	1,007,973
Cash and cash equivalents at beginning of year	4,369,219	3,361,246
Cash and cash equivalents at end of year	$2,488,323	$4,369,219

The accompanying notes are an integral part of these statements.
See Report of Independent Registered Public Accounting Firm.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “ITUS” means ITUS Corporation and its wholly-owned subsidiaries.  From inception through October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  Beginning in October of 2012 under the leadership of a new management team, we recapitalized the Company, unencumbered the Company’s assets, changed the Company’s name and ticker symbol, relocated the Company’s headquarters, and modernized its systems.  In July of 2015, the Company’s stock was accepted for listing and began trading on the NASDAQ Capital Market.

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation (“Anixa”), to develop a platform for non-invasive blood tests for the early detection of cancer.  That platform is called Cchek™ .  In July of 2015, ITUS announced a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating our cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood which we identified and which are known to be associated with malignancies.  In August of 2016 ITUS announced the renewal and expansion of our relationship with Wistar.  In October of 2015, ITUS and Wistar announced favorable results from initial testing of a small group of Breast Cancer patients and healthy controls.  One hundred percent (100%) of the blood samples tested from patients with varying stages of Breast Cancer showed the presence of the biomarkers we identified, and none of the healthy patient blood samples contained the biomarkers.  Breast Cancer is the second most common cancer in the United States and throughout the world.

In April of 2016, ITUS announced that we had demonstrated the efficacy of our Cchek™ early cancer detection platform with Lung Cancer.  Lung cancer is the leading cause of death among cancers in the U.S. and throughout the world, accounting for approximately 27 percent of all cancer related deaths in the U.S. and 19 percent worldwide. In September of 2016, ITUS announced that we had demonstrated the efficacy of our Cchek™ early cancer detection platform with Colon Cancer. Colon Cancer is the third most common cancer in men and the second most common cancer in woman worldwide, with approximately 1.4 million new cases diagnosed each year, and approximately 700,000 deaths. At the end of September 2016 through the end of October 2016, the Company made similar announcements with respect to the efficacy of our Cchek™ early cancer detection platform for Melanoma, Ovarian Cancer, Liver Cancer, Thyroid Cancer, and Pancreatic Cancer. On November 15, 2016, ITUS announced that we had demonstrated the efficacy of our Cchek™ early cancer detection platform with six additional cancer types including Appendiceal Cancer (cancer of the appendix), Uterine Cancer, Osteosarcoma (cancer of the bone), Leiomyosarcoma (cancer of the soft tissue), Liposarcoma (cancer of the connective tissue), and Vulvar Cancer (cancer of the vulva), bringing the number of cancer types for which the efficacy of Cchek™ has been validated thus far to fourteen.

Over the next several quarters, we expect Cchek™ to be the primary focus of the Company.  As part of our legacy operations, the Company remains engaged in limited patent licensing activities in the area of encrypted audio/video conference calling.  We do not expect these activities to be a significant part of the Company’s ongoing operations.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During years ended October 31, 2016 and 2015, our revenue has been derived from technology licensing and the sale of patented technologies, including in connection with the settlement of litigation.  In addition to Anixa, the Company may make investments in and form new companies to develop additional emerging technologies.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•       for a period of two years, the Company agrees not to initiate (whether on its own or through a third party) any patent infringement lawsuits against AUO or its affiliates alleging infringement by AUO’s or AUO’s affiliates products or services, for patents owned or controlled by the Company as of the date of the Settlement Agreement.  Any potential damages for patent infringement will toll uninterrupted during this two-year period. The prohibition does not apply to patents acquired by the Company after the date of the Settlement Agreement; and

•       each of AUO and the Company mutually released each other from all claims that either may have against the other in connection with the AUO License Agreements, including any claims relating to the ePaper® Electrophoretic Display and nFED patents and technologies.

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

Funding

In October 2015, the “Company entered into an At Market Issuance Sales Agreement (the “Agreement”) with National Securities Corporation (“National”) to create an at-the-market equity program under which it may sell up to $10,000,000 worth of its common stock (the “Shares”) from time to time through National, as sales agent. The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Agreement or terminate the Agreement. The Shares will be issued pursuant to the Company’s previously filed registration statement that was declared effective by the Securities and Exchange Commission (the “SEC”) on September 18, 2015. As of October 31, 2016, no Shares have been sold under the Agreement.

During the year ended October 31, 2016, cash used in operating activities was approximately $3,382,000.  Cash provided by investing activities was approximately $1,503,000, which resulted from the proceeds on maturity of certificates of deposit totaling $3,550,000 which was offset by the purchase of certificates of deposit totaling $1,900,000 and the purchase of property and equipment of approximately $147,000.  Our cash used in financing activities was approximately $3,000, which resulted from a royalty payment of approximately $36,000 applied to the patent acquisition obligation liability, offset by the proceeds from exercise of stock options of approximately $34,000.  As a result, our cash, cash equivalents, and short-term investments at October 31, 2016 decreased approximately $3,531,000 to approximately $3,238,000 from approximately $6,769,000 at the end of fiscal year 2015.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on currently available information as of December 7, 2016, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from operations will not be sufficient to fund our activities and debt obligations (Note 2) for the next 12 months. To date, we have relied primarily upon cash from the public and private sale of equity and debt securities, as well as net proceeds from the December 2014 AUO settlement, to generate the working capital needed to finance our operations. If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, we will be required to obtain more working capital. We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible and as permitted pursuant to our existing indebtedness. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over the next 12 months, we will need to raise additional capital. Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund our operating activities and debt obligations over the next 12 months, which raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.         SUBSEQUENT EVENT

On November 11, 2016, the holder of all our outstanding Series A Preferred Stock (the “Series A Preferred”) with an aggregate stated value of $3,500,000 exercised its right of redemption to receive such amount from proceeds from the sale of the Company’s equity securities.  On December 6, 2016, we entered into an agreement with the holder of the Series A Preferred setting forth the terms under which such redemption would take place (the “Series A Redemption Terms”).  Pursuant to the Series A Redemption Terms, at closing the holder of the Series A Preferred will receive (i) $500,000 in cash,  (ii) a 12% secured debenture evidencing the remaining $3,000,000 amount to be redeemed, $1,000,000 of which is due on or before June 1, 2017 and the remainder of which is due November 11, 2017 (the “Redemption Debenture”), and (iii) a 5 year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price equal to 10% below the thirty (30) day volume weighted average closing price of our common stock  at closing. The Redemption Debenture is secured by a lien on the Company’s assets and prohibits the Company from incurring any senior indebtedness other than equipment financing in connection with the Company’s business.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Expenses

Research and development expenses, consisting primarily of salaries and other direct costs associated with developing a platform for non-invasive blood tests for early detection of cancer, are expensed in the consolidated financial statements in the year incurred.

Fair Value Measurements

Accounting Standards Codification ("ASC") 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  In accordance with ASC 820, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 – Financial instruments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the instrument.

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2016:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$1,899,136	$-	$-	$1,899,136
Certificates of deposit - Short term investments	-	750,000	-	750,000
Total financial assets	$1,899,136	$750,000	$-	$2,649,136

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2015:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$467,967	$-	$-	$467,967
Certificates of deposit - Short term investments	-	2,400,000	-	2,400,000
Total financial assets	$467,967	$2,400,000	$-	$2,867,967

The following table presents the hierarchy for our financial liabilities measured at fair value on the transaction date and then adjusted for the subsequent accretion of interest, as of October 31, 2016:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	-	-	$4,171,876	$4,171,876

The following table presents the hierarchy for our financial liabilities measured at fair value on the transaction date and then adjusted for the subsequent accretion of interest, as of October 31, 2015:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	-	-	$3,688,187	$3,688,187

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patent acquisition obligation:
Balance October 31, 2014	$3,236,281
Accretion of interest on patent obligation	451,906
Balance October 31, 2015	3,688,187
Accretion of interest on patent obligation	519,946
Royalty payment applied to patent acquisition obligation	(36,257)
Balance October 31, 2016	$4,171,876

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

Short-term Investments

            At October 31, 2016 and 2015, we had certificates of deposit with maturities greater than 90 days and less than 12 months when acquired of $750,000 and $2,400,000, respectively, that were classified as short-term investments and reported at fair value.

Patents

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  No patent acquisition costs were capitalized during the years ended October 31, 2016 and 2015.  We recorded patent amortization expense of approximately $325,000 and $325,000 during the years ended October 31, 2016 and 2015, respectively.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service based options and performance based options on the date of grant, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock achieves a defined target, we use a Monte Carlo simulation in estimating the fair value at grant date. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  With respect to performance based awards, compensation expense is recognized when the performance target is deemed probable.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $874,000 and $2,192,000, during the years ended October 31, 2016 and 2015, respectively.

Included in stock-based compensation cost for employees and directors during the years ended October 31, 2016 and 2015 was approximately $393,000 and $2,093,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of October 31, 2016, there was unrecognized compensation cost related to non-vested stock options granted to employees and directors, related to service based options of approximately $1,139,000 which will be recognized over a weighted-average period of 2.3 years.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded consulting expense, related to stock options granted to consultants, during the years ended October 31, 2016 and 2015 of approximately $-0- and $484,000, respectively.  Stock-based consulting expense for the years ended October 31, 2016 and 2015 includes approximately $-0- and $484,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but vested in the current period. As of October 31, 2016, there was no unrecognized consulting expense related to non-vested stock options granted to consultants.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time or upon achieving performance targets.  To determine the weighted average fair value of stock options on the date of grant, employees and directors are included in a single group.  The fair value of stock options granted to consultants is determined on an individual basis.  The stock options we granted during the year ended October 31, 2015 consisted of awards with 10-year terms that vest over one year, options with 10-year terms that vest over 36 months. The stock options we granted during the year ended October 31, 2014 consisted of awards with 10-year terms that vest over one year and options with 10-year terms that vest over 36 months, options with 5-year terms which vest immediately and options with 10-year terms which vest upon achievement of performance milestones.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the years ended October 31, 2016 and 2015:

	For the Year Ended October 31,

	2016	2015
Weighted average fair value at grant date	$2.84	$3.09
Valuation assumptions:
Expected life (years)	5.70	5.75
Expected volatility	181.1%	117.8%
Risk-free interest rate	1.26%	2.01%
Expected dividend yield	0%	0%

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Share of Common Stock

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2016 and 2015, were options to purchase 3,086,472 and 2,672,471 shares, respectively, warrants to purchase 707,379 shares and 1,028,931 shares, respectively, preferred stock convertible into 739,958 shares.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2014, the FASB issued Accounting Standards Update 2014-12 (“ASU 2014-12”), Compensation – Stock Compensation.  This amendment requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. Adoption of this standard is required for annual periods beginning after December 15, 2015. Early adoption is permitted. We do not expect this update to have a significant impact on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”). This amendment requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods ending after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. We do not expect this update to have a significant impact on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) to simplify the presentation of debt issuance costs. This amendment requires debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Adoption of this standard is required for interim and annual periods beginning after December 15, 2015 and is to be applied retrospectively. The adoption of this amendment on November 1, 2016 did not have an impact on our consolidated financial statements and related disclosures.

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

Two licensees accounted for 67% and 33%, respectively, of revenues from patent licensing activities during fiscal year 2016. Three licensees accounted for 53%, 37% and 10%, respectively, of revenues from patent licensing activities during fiscal year 2015.

4.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consist of the following as of:

	October 31,
	2016	2015
Accounts payable	$373,224	$374,703
Payroll and related expenses	49,901	-
Accrued other	45,631	6,062
	$468,756	$380,765

5.         SHAREHOLDERS’ EQUITY

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

Common Stock Issuances

During the years ended October 31, 2016 and 2015, we issued 10,833 shares and 11,600 shares, respectively, of common stock to consultants for services rendered, pursuant to the 2010 Share Plan.  We recorded consulting expense for the years ended October 31, 2016 and 2015 of approximately $31,000 and $46,000, respectively, for shares of common stock issued to consultants.

Stock Option Plans

As of October 31, 2016, we have two stock option plans: the ITUS Corporation 2003 Share Incentive Plan (the “2003 Share Plan”) and the ITUS Corporation 2010 Share Incentive Plan (the “2010 Share Plan”) which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock in the 2003 Share Plan was 2,800,000 shares. The 2003 Share Plan was administered by the Stock Option Committee through June 2004, from June 2004 through July 2010, by the Board of Directors, from July 2010 through August 2012, by the Stock Option Committee, from August 2012 through November 2012, by the Executive Committee of the Board of Directors, from November 2012 to July 2015, by the Board of Directors and since July 2015 by the Compensation Committee, which determined the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013.

Information regarding the 2003 Share Plan for the two years ended October 31, 2016 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2014	493,991	$18.00
Exercised	(4,000)	$2.58
Forfeited	(123,791)	$14.71
Options Outstanding at October 31, 2015	366,200	$17.86
Exercised	(11,080)	$2.58
Forfeited	(129,520)	$17.72
Options Outstanding and Exercisable at October 31, 2016	225,600	$18.69	$142,470

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of October 31, 2016:

		Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding

$ 1.79 - $ 7.75	41,200	1.77	$2.91
$14.75 - $17.50	50,400.43		$16.98
$20.50 - $23.00	94,000.83		$22.04
$29.25	40,000.81		$29.25

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The maximum number of shares of common stock in the 2010 Share Plan was initially 600,000 shares. On July 6, 2011, the 2010 Share Plan was amended by our Board of Directors to increase the maximum number of shares of common stock in the plan to 1,080,000 shares and on August 29, 2012, the maximum number of shares in the plan was further increased to 1,200,000 shares.  On November 8, 2013, the Board of Directors approved an amendment to provide that effective November 8, 2013, the maximum aggregate number of shares available for future issuance will be 800,000 shares and that on the first business day in 2014 and on the first business day of each calendar year thereafter the maximum aggregate number of shares available for future issuance shall be replenished such that 800,000 shares will be available. Accordingly, on November 8, 2013, January 2, 2014 and January 2, 2015, the number of shares in the 2010 Share Plan was increased to 1,957,000 shares, 2,225,400 shares and 2,569,400 shares, respectively.  In addition, on November 8, 2013, the 2010 Share Plan was amended to provide that on the first business day of each year commencing on January 2, 2014, each non-employee director of the Company at that time shall automatically be granted a 10-year stock option to purchase 12,000 shares of common stock (16,000 for the Chairman) that will vest in four equal quarterly installments. The 2010 Share Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors, from November 2012 through July 2015, by the Board of Directors and since July 2015, by the Compensation Committee, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of October 31, 2016, the 2010 Share Plan had 431,956 shares available for future grants.

Information regarding the 2010 Share Plan as of October 31, 2016 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares

Options Outstanding at October 31, 2014	728,561	$5.75
Granted	60,400	$2.91
Exercised	(13,334)	$2.58
Forfeited	(249,355)	$6.24
Options Outstanding at October 31, 2015	526,272	$3.33
Granted	557,000	$2.92
Exercised	(2,400)	$4.25
Options Outstanding at October 31, 2016	1,080,872	$3.12	$3,569,079
Options Exercisable at October 31, 2016	659,439	$3.16	$2,126,338

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)

			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$2.58 - $9.25	1,080,872	7.71	$3.12	659,439	6.71	$3.16

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to purchase 1,660,000 shares and 120,000 shares, respectively.

Information regarding stock options that were not granted under the 2003 Share Plan or the 2010 Share Plan for the two years ended October 31, 2016 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares

Options Outstanding at October 31, 2014, 2015 and 2016	1,780,000	$2.70
Options Outstanding and exercisable at October 31, 2016	1,780,000	$2.70	$6,494,275

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan or the 2010 Share Plan as of October 31, 2016:

		Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding

$ 2.58 - $ 5.56	1,780,000	5.76	$2.70

Re-Priced Stock Options

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

Preferred Stock

In May 1986, our shareholders authorized 200,000 shares of preferred stock with a par value of $100 per share.  The shares of preferred stock may be issued in series at the direction of the Board of Directors, and the relative rights, preferences and limitations of such shares will all be determined by the Board of Directors.  As of October 31, 2016, 140 shares of preferred stock had been designated and issued as Series A Preferred Stock.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Convertible Preferred Stock

On September 9, 2014, the Company designated 140 shares of the preferred stock as Series A Convertible Preferred Stock, par value $100 per share, in accordance with the Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on September 9, 2014 (the “Series A Convertible Preferred Stock”).  On September 9, 2014, 140 shares of Series A Convertible Preferred Stock with a stated value of $25,000 per share were issued in connection with the conversion of a Convertible Debenture due November 2016.

Ranking

The Series A Convertible Preferred Stock ranked senior to the Company’s common stock, to all series of any other classes of equity which may be issued and to any indebtedness, unless the Company obtained the prior written consent of the Series A Convertible Preferred Stock holder.

 Redemption

At any time on or after November 11, 2016 (the “Redemption Date”), and upon at least 60 days prior written notice to the Company (a “Redemption Notice”), any holder of the Series A Convertible Preferred Stock had a one-time right to require the Company to redeem all or some of its shares of Series A Convertible Preferred Stock (a “Redemption”) for cash generated from a subsequent sale of the Company’s equity securities.  The redemption price being equal to the stated value ($25,000 per share) of the shares of Series A Convertible Preferred Stock being converted, (the “Redemption Purchase Price”).  Upon receipt of a Redemption Notice, the Company shall complete a sale or sales of its equity securities for the purpose of accumulating net proceeds sufficient to pay the Redemption Purchase Price.

On September 9, 2016, the holder of 140 shares of the Series A Convertible Preferred Stock delivered a Redemption Notice to the Company requesting a redemption date of November 11, 2016 (it being understood by the holder of the Series A Convertible Preferred Stock that the Company may only redeem shares of Series A Convertible Preferred Stock with the proceeds from the sale of the Company’s equity securities). On December 6, 2016, we entered into an agreement with the holder of the Series A Preferred Stock to exchange the Series A Preferred Stock for a secured debenture, cash and warrants. See Note 2, Subsequent Event.

Optional Conversion

Holders of the Series A Convertible Preferred Stock had the right at any time convert their shares of Series A Convertible Preferred Stock into such number of shares of the Company’s common stock in such an amount equal to (a) the stated value of $25,000 per share of the shares of Series A Convertible Preferred Stock being converted, divided by the conversion price of $4.73, multiplied by (b) the number of shares of Series A Preferred Stock being converted.

The holder did not have the right to convert any portion of the Series A Convertible Preferred Stock if after giving effect to such conversion, the holder, together with any affiliate thereof, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The embedded conversion option had certain anti-dilution protection provisions which would be triggered if the Company issues its common stock, or certain common stock equivalents, (as defined) at a price below $3.55 per share.

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

Accounting for the Series A Convertible Preferred Stock

The Company determined that the economic characteristics and risks of the conversion feature and the preferred stock instrument were clearly and closely related as equity instruments and accordingly, the conversion feature would not require separate accounting.   In addition, the redemption feature was contingent upon Series A Convertible Preferred Stock not being converted into common stock and upon the holder delivering a redemption notice to the Company.   Further, the redemption purchase price may only be paid from the proceeds of a subsequent sale of equity securities. Accordingly, the Series A Convertible Preferred Stock was accounted for as an equity instrument. Further, because the conversion rate of the Series A Convertible Preferred Stock of $4.73 per share was less than the Company’s closing stock price on the date of this transaction, the Company determined that the Series A Convertible Preferred Stock contained a beneficial conversion feature. The beneficial conversion feature was recorded in additional paid-in-capital as a result of the Company’s accumulated deficit.

Common Stock Purchase Warrants

As of October 31, 2016, we had warrants to purchase 10,000 shares and 10,000 shares of common stock at $9.25 and $13.875 per share, respectively, expiring on August 19, 2019, warrants to purchase 369,979 shares of common stock at $7.75 per share expiring on November 11, 2016, warrants to purchase 8,000 shares of common stock at $6.925 per share expiring on June 2, 2017 and warrants to purchase 309,400 shares of common stock at $10.00 per share expiring on July 15, 2019.

6.         COMMITMENTS AND CONTINGENCIES

Patent Acquisition Obligations

As of October 31, 2016, we have incurred obligations due no later than November 2017 related to the acquisition of patents, which have a discounted present value of approximately $4,172,000, and which amount will be reduced by royalties paid during the period, if any.  The payment due in November 2017 is payable at the option of the Company in cash or common stock.  We recorded interest expense of approximately $520,000 and $452,000, respectively, for the years ended October 31, 2016 and 2015, for the accretion of interest on patent acquisition obligations.  The payment due date of November 2017 may be extended for up to two years if any patent infringement lawsuit initiated by the Company is stayed because of any re-exam or similar proceeding in the United States Patent and Trademark Office.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

We lease approximately 3,000 square feet of office space in Los Angeles, California pursuant to a lease that expires May 31, 2019.  The lease contains base rentals of approximately $11,000 per month with annual increases of approximately 3% and an escalation clause for increases in certain operating expenses.  As of October 31, 2016, our non-cancelable operating lease commitments for the years ending October 31, 2017, 2018 and 2019 were approximately $129,000, 134,000 and $80,000, respectively.  Rent expense for the years ended October 31, 2016 and 2015, was approximately $104,000 and $100,000, respectively.

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

7.         INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2016	2015
Federal:
Current	$-	$-
Deferred	(1,631,000)	(487,000)
State:
Current	-	-
Deferred	(134,000)	(120,000)
Adjustment to valuation allowance related to net deferred tax assets	1,765,000	607,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2016 and 2015, are as follows:

	2016	2015
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$33,079,000	$31,261,000
Deferred compensation	6,232,000	6,522,000
Intangibles	713,000	483,000
Other	289,000	282,000
Subtotal	40,313,000	38,548,000

Less: valuation allowance	(40,313,000)	(38,548,000)
Deferred tax asset, net	$-	$-

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2016, we had tax net operating loss and tax credit carryforwards of approximately $79,428,000 and $1,110,000, respectively, available within statutory limits (expiring at various dates between 2020 and 2035), to offset any future regular Federal corporate taxable income and taxes payable.  If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of October 31, 2016, management has not determined the extent of any such limitations, if any.

We had New York, California and Pennsylvania tax net operating loss carryforwards of approximately $76,847,000, $4,849,000 and $841,000, respectively, as of October 31, 2016, available within statutory limits (expiring at various dates between 2020 and 2035), to offset future corporate taxable income and taxes payable, if any, under certain computations of such taxes.

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

Year Ended October 31,
2016			2015
Income tax benefit at U.S.
Federal statutory income Tax rate	$(1,706,000)	(34.0)%	$(469,000)	(34.0)%
State income taxes	(411,000)	(8.2)%	(117,000)	(8.5)%
Permanent differences	2,000	0.1%	1,000	0.1%
Expiring net operating losses, credits and other	350,000	7.0%	(22,000)	(1.6)%
Change in valuation allowance	1,765,000	35.1%	607,000	44.0%
Income tax provision	$-	0.0%	$-	0.0%

During the two fiscal years ended October 31, 2016, we incurred no Federal and no State income taxes. We have no unrecognized tax benefits as of October 31, 2016 and 2015 and we account for interest and penalties related to income tax matters in marketing, general and administrative expenses.  Tax years to which our net operating losses relate remain open to examination by Federal authorities and other jurisdictions to the extent which the net operating losses have yet to be utilized.