Form 10-K/A
period 2016-10-31
ITUS Corp
filed 2016-12-08
CIK 715446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

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
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

           This Amendment No. 1 to the Annual Report on Form 10-K of ITUS Corporation (“we”, “our” or the “Company”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016 (the “10-K”), which was originally filed with the Securities and Exchange Commission on December 7, 2016, in order to (i) file the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K and (ii) include certifications by our principal executive officer and principal financial officer as required by Items 601(b)(31) and (32) of Regulation S-K. We are including in this Amendment No. 1 the full 10-K as it was originally filed, but no other changes have been made to the 10-K.

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

4.2                Form of Warrant to be issued to Adaptive Capital LLC (Previously Submitted with our Form 10-K for the fiscl year ended October 31, 2016).

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

10.19            Letter Agreement, dated December 6, 2016, between the Company and Adaptive Capital LLC (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016).

10.20            Form of 12% Secured Debenture, dated December [ ], 2016, to be issued to Adaptive Capital LLC (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016).

10.21            Letter Agreement, dated October 17, 2016, between the Company and Mike Catelani (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016).

21                 Subsidiaries of ITUS Corporation. (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016)

23.1              Consent of Haskell & White LLP.  (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016)

31.1              Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 8, 2016.  (Filed herewith)

31.2              Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 8, 2016.  (Filed herewith)

32.1              Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 8, 2016.  (Filed herewith)

32.2              Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 8, 2016.  (Filed herewith)

99.1              Collaborative Research Agreement, dated July 14, 2015, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

99.2              First Amendment to The Collaborative Research Agreement, dated August 4, 2016, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

99.3              Collaborative Research Agreement, dated August 4, 2016, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology. (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

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

ITUS CORPORATION

By:  /s/ Robert A. Berman
Robert Berman
President and

December 8, 2016                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:  /s/ Robert A. Berman
Robert A. Berman

President, Chief Executive Officer

December 8, 2016                                                  and Director (Principal Executive Officer)

By:  /s/ Michael J. Catelani
Michael J. Catelani

Chief Financial Officer

(Principal Financial

December 8, 2016                                                  and Accounting Officer)

                                                                        By:  /s/ Dr. Amit Kumar
                                                                               Dr. Amit Kumar
December 8, 2016                                                  Executive Chairman of the Board

                                                                        By:  /s/ Dale Fox

Dale Fox

December 8, 2016                                                   Director

                                                                        By:  /s/ Dr. Arnold Baskies

Dr. Arnold Baskies

December 8, 2016                                                   Director

                                                                        By:  /s/ Dr. John Monahan

Dr. John Monahan

December 8, 2016                                                   Director

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

4.2                Form of Warrant to be issued to Adaptive Capital LLC (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016).

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

10.19            Letter Agreement, dated December 6, 2016, between the Company and Adaptive Capital LLC (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016).

10.20            Form of 12% Secured Debenture, dated December [ ], 2016, to be issued to Adaptive Capital LLC (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016).

10.21            Letter Agreement, dated October 17, 2016, between the Company and Mike Catelani (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016).

21                 Subsidiaries of ITUS Corporation. (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016)

23.1              Consent of Haskell & White LLP.  (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016)

31.1              Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 8, 2016.  (Filed herewith)

31.2              Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 8, 2016.  (Filed herewith)

32.1              Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 8, 2016.  (Filed herewith)

32.2              Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated December 8, 2016.  (Filed herewith)

99.1              Collaborative Research Agreement, dated July 14, 2015, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

99.2              First Amendment to The Collaborative Research Agreement, dated August 4, 2016, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

99.3              Collaborative Research Agreement, dated August 4, 2016, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology. (Previously submitted with our Form 10-K for the fiscal year ended October 31, 2016) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

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