Form 10-Q
period 2017-01-31
ITUS Corp
filed 2017-03-16
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

On March 14, 2017, the registrant had outstanding 8,758,050 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,399,954	$2,488,323
Short-term investments in certificates of deposit	600,000	750,000
Prepaid expenses and other current assets	68,589	162,069
Total current assets	2,068,543	3,400,392

Patents, net of accumulated amortization of $1,046,365 and $965,040, respectively	1,989,747	2,071,071
Property and equipment, net of accumulated depreciation of $57,455 and $46,950, respectively	160,260	156,644

Total assets	$4,218,550	$5,628,107

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$723,947	$468,756
Secured debenture (Note 6)	3,000,000	-
Total current liabilities	3,723,947	468,756

Patent acquisition obligation (Note 10)	4,313,175	4,171,876
Total liabilities	8,037,122	4,640,632

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; -0- and 140 shares issued and outstanding, respectively	-	14,000
Common stock, par value $0.01 per share; 24,000,000 shares authorized; 8,758,050 and 8,752,387 shares issued and outstanding, respectively	87,581	87,524
Additional paid-in capital	148,848,300	152,051,144
Accumulated deficit	(152,754,453)	(151,165,193)
Total shareholders’ (deficiency) equity	(3,818,572)	987,475

Total liabilities and shareholders’ equity	$4,218,550	$5,628,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended January 31,
	2017	2016
Revenue	$-	$-

Operating costs and expenses:
Litigation and licensing expense	2,121	59,641
Amortization of patents	81,324	81,324
Research and development expenses (including non-cash stock option compensation expenses of $79,700 and $18,946, respectively)	451,630	458,051
Marketing, general and administrative expenses (including non-cash stock option compensation expenses of $180,037 and $93,549, respectively)	859,885	873,423
Total operating costs and expenses	1,394,960	1,472,439

Loss from operations	(1,394,960)	(1,472,439)

Interest expense (Notes 6 and 10)	(195,299)	(123,901)

Interest income	999	3,251

Loss before income taxes	(1,589,260)	(1,593,089)

Provision for income taxes	-	-

Net loss	(1,589,260)	(1,593,089)

Deemed dividend to preferred stockholder (Note 6)	(2,008,775)	-

Net loss attributable to common stockholders	$(3,598,035)	$(1,593,089)

Net loss per common share:
Basic and diluted	$(0.41)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	8,755,057	8,727,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 (UNAUDITED)

							Total Shareholders’ (Deficiency) Equity
	Series A Convertible Preferred Stock				Additional Paid-in Capital
			Common Stock			Accumulated Deficit
	Shares	Par Value	Shares	Par Value

Balance, October 31, 2016	140	$14,000	8,752,387	$87,524	$152,051,144	$(151,165,193)	$987,475

Stock option compensation to employees and directors	-	-	-	-	259,737	-	259,737

Common stock issued upon exercise of stock options	-	-	2,200	22	5,643	-	5,665

Common stock issued to consultants	-	-	3,463	35	17,776	-	17,811

Redemption of convertible preferred stock (Note 6)	(140)	$(14,000)	-	-	(3,486,000)	-	(3,500,000)

Net loss	-	-	-	-	-	(1,589,260)	(1,589,260)

Balance, January 31, 2017	-	$-	8,758,050	$87,581	$148,848,300	$(152,754,453)	$(3,818,572)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended January 31,

2017		2016
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,589,260)	$(1,593,089)
Stock option compensation to employees and directors	259,737	112,495
Common stock issued to consultants	17,811	6,360
Depreciation of property and equipment	10,505	3,849
Amortization of patents	81,324	81,324
Accretion of interest on patent acquisition obligations to interest expense	141,299	123,901
Accrued interest on secured debenture	54,000	-
Common stock issued to acquire patent license	-	11,800
Change in operating assets and liabilities:
Prepaid expenses and other current assets	93,480	70,754
Accounts payable and accrued expenses	201,191	655,453
Royalties and contingent legal fees payable	-	(5,228)
Net cash used in operating activities	(729,913)	(532,381)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	-	(250,000)
Proceeds from maturities of short-term investments in certificates of deposit	150,000	500,000
Payments for purchases of property and equipment	(14,121)	(106,012)
Net cash provided by investing activities	135,879	143,988

Cash flows from financing activities:
Redemption of convertible preferred stock	(500,000)	-
Exercise of stock options	5,665	-
Net cash used in financing activities	(494,335)	-

Net decrease in cash and cash equivalents	(1,088,369)	(388,393)

Cash and cash equivalents at beginning of period	2,488,323	4,369,219
Cash and cash equivalents at end of period	$1,399,954	$3,980,826

Supplemental disclosure of non-cash financing activities:
Redemption of Series A Preferred Stock into secured debenture (Note 6)	$(3,000,000)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “ITUS” means ITUS Corporation and its wholly-owned subsidiaries.  From inception through October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  Beginning in October of 2012 under the leadership of a new management team, we recapitalized the Company, changed the Company’s name and ticker symbol, relocated the Company’s headquarters, and modernized its systems.  In July of 2015, the Company’s stock was accepted for listing and began trading on the NASDAQ Capital Market.

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation (“Anixa”), to develop a platform for non-invasive blood tests for the early detection of cancer.  That platform is called Cchek™.  In July of 2015, ITUS announced a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating our cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood which we identified and which are known to be associated with malignancies.  In August of 2016 ITUS announced the renewal and expansion of our relationship with Wistar.

From October of 2015 through January of 2017, ITUS announced that we had demonstrated the efficacy of our Cchek™ early cancer detection platform with Breast Cancer, Lung Cancer Melanoma, Ovarian Cancer, Liver Cancer, Thyroid Cancer, Pancreatic Cancer, Appendiceal Cancer (cancer of the appendix), Uterine Cancer, Osteosarcoma (cancer of the bone), Leiomyosarcoma (cancer of the soft tissue), Liposarcoma (cancer of the connective tissue), Vulvar Cancer (cancer of the vulva), and Prostate Cancer, bringing the number of cancer types for which the efficacy of Cchek™ has been validated thus far to fifteen.

Over the next several quarters, we expect Cchek™ to be the primary focus of the Company.  As part of our legacy operations, the Company remains engaged in limited patent licensing activities in the area of encrypted audio/video conference calling.  We do not expect these activities to be a significant part of the Company’s ongoing operations.

In the past, our revenue has been derived from technology licensing and the sale of patented technologies, including in connection with the settlement of litigation.  In addition to Anixa, the Company may make investments in and form new companies to develop additional emerging technologies.

Funding and Management’s Plans

During the three months ended January 31, 2017, cash used in operating activities was approximately $730,000.  Net cash provided by investing activities was approximately $136,000, which reflected proceeds from the sale or maturity of certificates of deposit totaling $150,000, which was offset by the purchase of property and equipment of approximately $14,000.  Cash used in financing activities was approximately $494,000, which related to the redemption of our Series A Convertible Preferred Stock (the “Series A Preferred”), which was offset by the exercise of employee stock options of approximately $6,000. As a result, our cash, cash equivalents and short-term investments at January 31, 2017 decreased by approximately $1,238,000 to approximately $2,000,000 from approximately $3,238,000 at the end of fiscal year 2016.

Based on currently available information as of March 15, 2017, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from operations may not be sufficient to fund our activities and debt obligations for the next 12 months.  To date, we have relied primarily upon cash from the public and private sale of equity and debt securities to generate the working capital needed to finance our operations.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business and repay our indebtedness, we will be required to obtain more working capital.  We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible and as permitted pursuant to our existing indebtedness.  On January 19, 2017, we announced a rights offering for Company shareholders of up to $12,000,000.  The rights offering includes the non-transferable right to purchase one (1) share of Company common stock, at a discount, for each share of Company common stock owned by shareholders of record on March 1, 2017.  The subscription period began on March 3, 2017 and will conclude on March 24, 2017, subject to extension of up to thirty (30) days at the discretion of the Company.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, it could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and notes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 31, 2016, as reported by us in our Annual Report on Form 10-K.  The October 31, 2016 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of January 31, 2017, and results of operations and cash flows for the interim periods represented.  The results of operations for the three months ended January 31, 2017 are not necessarily indicative of the results to be expected for the entire year.

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

Intangible Assets

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  We did not capitalize any patent acquisition costs during the three months ended January 31, 2017 and 2016. We recorded patent amortization expense of approximately $81,000 and $81,000 during the three months ended January 31, 2017 and 2016, respectively.

2.         STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense, on a straight-line basis, over the requisite service period (the vesting period of the stock option) which is one to ten years. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $260,000 and $112,000 during the three months ended January 31, 2017 and 2016, respectively.

Stock Option Activity

During the three months ended January 31, 2017, we granted options to purchase 106,000 shares of common stock to employees and directors at a weighted average exercise price of $5.00 per share pursuant to the ITUS Corporation 2010 Share Incentive Plan (the "2010 Share Plan”).  We did not grant any stock options during the three months ended January 31, 2016.  During the three months ended January 31, 2017, stock options to purchase 2,200 shares of common stock were exercised with aggregate proceeds of approximately $6,000.  During the three months ended January 31, 2016 no stock options to purchase shares of common stock were exercised.  During the three months ended January 31, 2017, stock options to purchase 28,000 shares of common stock expired.  No stock options to purchase shares of common stock expired in the same period of the prior year.

Stock Option Plans

As of January 31, 2017, we have two stock option plans:  the ITUS Corporation 2003 Share Incentive Plan (the "2003 Share Plan") and the ITUS Corporation 2010 Share Incentive Plan (the “2010 Share Plan”), which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees, directors and consultants.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the three months ended January 31, 2017 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding and exercisable at October 31, 2016	225,600	$18.69
Options Outstanding and exercisable at January 31, 2017	195,400	$19.05	$78,195

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of January 31, 2017:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$1.79 - $7.75	39,000	1.56	$2.92
$13.50 - $17.50	22,400	0.66	$16.33
$18.75 - $23.00	94,000	0.58	$22.04
$29.25	40,000	0.55	$29.25

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees, directors and consultants.  As of January 31, 2017, the 2010 Share Plan had 764,000 shares available for future grants.  Information regarding the 2010 Share Plan for the three months ended January 31, 2017 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2016	1,080,872	$3.12
Options Outstanding at January 31, 2017	1,186,872	$3.29	$2,079,574
Options Exercisable at January 31, 2017	732,217	$3.14	$1,389,686

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)
Weighted Average Exercise Price
Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$2.58 - $9.25	1,186,872	7.67	$3.29	732.217	6.70	$3.14

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, the Board of Directors approved the grant of stock options to purchase 1,780,000 shares.  Information regarding stock options outstanding that were not granted under the 2003 Plan or the 2010 Plan for the three months ended January 31, 2017 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2016	1,780,000	$2.70
Options Outstanding and exercisable at January 31, 2017	1,780,000	$2.70	$3,948,150

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan or the 2010 Share Plan as of January 31, 2017:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$2.58 - $5.56	1,780,000	5.51	$2.70

Stock Awards

We account for stock awards granted to employees and consultants based on the grant date market price of the underlying common stock.  During the three months ended January 31, 2017 and 2016, we issued 3,463 shares and 2,000 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the three months ended January 31, 2017 and 2016 of approximately $18,000 and $6,000, respectively, for the shares of common stock issued to consultants.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2017:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$1,090,191	$-	$-	$1,090,191
Certificates of deposit – Short-term investments	-	600,000	-	600,000
Total financial assets	$1,090,191	$600,000	$-	$1,690,191

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2016:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$1,899,136	$-	$-	$1,899,136
Certificates of deposit – Short term investments	-	750,000	-	750,000
Total financial assets	$1,899,136	$750,000	$-	$2,649,136

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of January 31, 2017:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$4,313,175	$4,313,175

 The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of October 31, 2016:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$4,171,876	$4,171,876

The following table sets forth the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Patent acquisition obligation
Balance October 31, 2016	$4,171,876
Accreted interest on patent obligation	141,299
Balance January 31, 2017	$4,313,175

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

4.         INVESTMENTS

At January 31, 2017 and October 31, 2016, we had certificates of deposit of $600,000 and $750,000, respectively, which were classified as short-term investments and reported at fair value.

5.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of:

	January 31, 2017	October 31, 2016

Accounts payable	$540,677	$373,224
Payroll and related expenses	59,788	49,901
Accrued interest on secured debenture	54,000	-
Accrued other	69,482	45,631
	$723,947	$468,756

6.         PREFERRED STOCK REDEMPTION

On November 11, 2016, the holder of all our outstanding Series A Preferred with an aggregate stated value of $3,500,000 exercised its right of redemption to receive such amount from proceeds from the sale of the Company’s equity securities.  On December 6, 2016, we entered into an agreement with the holder of the Series A Preferred setting forth the terms under which such redemption would take place (the “Series A Redemption Terms”).  Pursuant to the Series A Redemption Terms, on December 9, 2016 the holder of the Series A Preferred received (i) $500,000 in cash, (ii) a 12% secured debenture evidencing the remaining $3,000,000 amount to be redeemed, $1,000,000 of which is due on or before June 1, 2017 and the remainder of which is due November 11, 2017 (the “Redemption Debenture”), and (iii) a 5 year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price equal to 10% below the thirty (30) day volume weighted average closing price of our common stock at closing (the “Redemption Warrant”). The Redemption Debenture is secured by a lien on the Company’s assets and prohibits the Company from incurring any senior indebtedness other than equipment financing in connection with the Company’s business.

The difference between the fair value of the consideration given to the holder of our Series A Preferred and the carrying value of the Series A Preferred represents a return to the preferred stockholder which is treated in a similar manner as that of dividends paid on preferred stock.  In the redemption, the Series A Preferred holder received $500,000 in cash, the Redemption Debenture with a present value of approximately $2,999,000 and the Redemption Warrant with a fair value of approximately $2,801,000, determined using the Black Scholes pricing model, and waived the Series A Preferred’s conversion right with an intrinsic value of approximately $792,000, resulting in total consideration given to the Series A Preferred holder of approximately $5,508,000.  The difference between the fair value of the consideration and the $3,500,000 carrying value of the Series A Preferred resulted in a deemed dividend to the Series A Preferred holder of approximately $2,008,000.

7.         NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Net loss attributable to common stockholders includes a deemed dividend to the Series A Preferred holder of $2,008,775.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the three months ended January 31, 2017 and 2016 were stock options to purchase 3,162,272 and 2,712,472 shares, respectively, and warrants to purchase 837,405 and 802,587 shares, respectively.

8.         EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  This standard update was effective for interim and annual reporting periods beginning after December 15, 2016, and were to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  In July 2015, a one-year deferral of the effective date of the new guidance was approved.  We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is currently ongoing.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”) which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities.  The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method.  The requirements of this standard include a significant increase in required disclosures.  We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is ongoing.

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

9.         INCOME TAXES

We file Federal, New York, California and Pennsylvania state income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1997.  We account for interest and penalties related to income tax matters, if any, in marketing, general and administrative expenses. There are no unrecognized income tax benefits as of January 31, 2017 and October 31, 2016.

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

10.       COMMITMENT AND CONTINGENCES

Patent Acquisition Obligations

As of January 31, 2017, we have incurred obligations due no later than November 2017 related to the acquisition of patents, which have a discounted present value of approximately $4,313,000, and which amount will be reduced by royalties paid during the period, if any.  The payment due in November 2017 is payable at the option of the Company in cash or common stock.  On January 27, 2017, the Company announced its intention to issue 947,606 shares of common stock in satisfaction of this obligation.  We recorded interest expense of approximately $141,000 and $124,000, respectively, for the three months ended January 31, 2017 and 2016, for the accretion of interest on patent acquisition obligations.

Litigation Matters

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

As used herein, “we,” “us,” “our,” the “Company” or “ITUS” means ITUS Corporation and its wholly-owned subsidiaries.  From inception through October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  Beginning in October of 2012 under the leadership of a new management team, we recapitalized the Company, changed the Company’s name and ticker symbol, relocated the Company’s headquarters, and modernized its systems.  In July of 2015, the Company’s stock was accepted for listing and began trading on the NASDAQ Capital Market.

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation (“Anixa”), to develop a platform for non-invasive blood tests for the early detection of cancer.  That platform is called Cchek™.  In July of 2015, ITUS announced a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating our cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood which we identified and which are known to be associated with malignancies.  In August of 2016 ITUS announced the renewal and expansion of our relationship with Wistar.  In October of 2015, ITUS and Wistar announced favorable results from initial testing of a small group of Breast Cancer patients and healthy controls.  One hundred percent (100%) of the blood samples tested from patients with varying stages of Breast Cancer showed the presence of the biomarkers we identified, and none of the healthy patient blood samples contained the biomarkers.  Breast Cancer is the second most common cancer in the United States and throughout the world.

In April of 2016, ITUS announced that we had demonstrated the efficacy of our Cchek™ early cancer detection platform with Lung Cancer.  Lung cancer is the leading cause of death among cancers in the U.S. and throughout the world, accounting for approximately 27 percent of all cancer related deaths in the U.S. and 19 percent worldwide.  In September of 2016, ITUS announced that we had demonstrated the efficacy of our Cchek™ early cancer detection platform with Colon Cancer. Colon Cancer is the third most common cancer in men and the second most common cancer in woman worldwide, with approximately 1.4 million new cases diagnosed each year, and approximately 700,000 deaths. At the end of September 2016 through the end of October 2016, the Company made similar announcements with respect to the efficacy of our Cchek™ early cancer detection platform for Melanoma, Ovarian Cancer, Liver Cancer, Thyroid Cancer, and Pancreatic Cancer. On November 15, 2016, ITUS announced that we had demonstrated the efficacy of our Cchek™ early cancer detection platform with six additional cancer types including Appendiceal Cancer (cancer of the appendix), Uterine Cancer, Osteosarcoma (cancer of the bone), Leiomyosarcoma (cancer of the soft tissue), Liposarcoma (cancer of the connective tissue), and Vulvar Cancer (cancer of the vulva).

On December 7, 2016, ITUS announced preliminary results from its Cchek™  cancer patient efficacy study.  Using its most recent protocols and methods for measuring a patient’s immunological response to a malignancy, the Company achieved sensitivity of 92% and specificity of 92% for 88 patient samples, including 54 samples from patients with multiple types and severities of cancer, and 34 healthy patients.

On January 30, 2017, the Company announced that we had demonstrated the efficacy of Cchek™ for Prostate Cancer, bringing the number of cancer types for which the efficacy of Cchek™ has been validated thus far to fifteen.

Over the next several quarters, we expect Cchek™ to be the primary focus of the Company.  As part of our legacy operations, the Company remains engaged in limited patent licensing activities in the area of encrypted audio/video conference calling.  We do not expect these activities to be a significant part of the Company’s ongoing operations.

In the past, our revenue has been derived from technology licensing and the sale of patented technologies, including in connection with the settlement of litigation.  In addition to Anixa, the Company may make investments in and form new companies to develop additional emerging technologies.

RESULTS OF OPERATIONS

Three months ended January 31, 2017 compared with three months ended January 31, 2016

Revenue

We had no revenue in the three month periods ended January 31, 2017 and 2016.

Litigation and Licensing Expenses

Litigation and licensing expenses decreased by approximately $58,000 to approximately $2,000 in the three months ended January 31, 2017 compared to approximately $60,000 in the comparable prior year period.  The decrease is a result of reduced litigation activity in the current period.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $81,000 in each of the three month periods ended January 31, 2017 and 2016, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Research and Development Expenses

Research and development expenses related primarily to the development of our Cchek™ early cancer detection platform and decreased by approximately $6,000 to approximately $452,000 in the three months ended January 31, 2017, from approximately $458,000 in the three months ended January 31, 2016.  The decrease in research and development expenses was primarily due to a decrease in employee compensation and related costs of approximately $91,000 and reduced outside development costs associated with our thin-film display technology of approximately $14,000, offset by an increase in patent development costs related to our Cchek™ platform of approximately $65,000 and an increase in costs related to our collaboration with Wistar of approximately $29,000.

`19

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses decreased by approximately $7,000 to approximately $860,000 in the three months ended January 31, 2017, from approximately $873,000 in the three months ended January 31, 2016. The decrease in marketing, general and administrative expenses was principally due to a decrease in consulting and outside services expense of approximately $89,000, offset by an increase in employee compensation expense of approximately $40,000 and an increase in investor and public relations expenses of approximately $40,000.

Interest Expense

Interest expense increased by approximately $71,000 to approximately $195,000 for the three months ended January 31, 2017 from approximately $124,000 in the three months ended January 31, 2016.  The increase in interest expense was principally due to $54,000 of accrued interest related to the secured debenture issued as a result of the redemption of our Series A Preferred.  The remaining interest expense for both periods presented represents the accreted interest on our patent acquisition obligation.

Interest Income

Interest income decreased to approximately $1,000 in the three months ended January 31, 2017 compared to approximately $3,000 in the three months ended January 31, 2016 due to a decrease in the amount invested in money market funds and certificates of deposit during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of March 15, 2017, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from operations may not be sufficient to fund our activities and debt obligations for the next 12 months.  To date, we have relied primarily upon cash from the public and private sale of equity and debt securities to generate the working capital needed to finance our operations.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, we will be required to obtain more working capital.  We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible and as permitted pursuant to our existing indebtedness.  On January 19, 2017, we announced a rights offering for Company shareholders of up to $12,000,000.  The rights offering includes the non-transferable right to purchase one (1) share of Company common stock, at a discount, for each share of Company common stock owned by shareholders of record on March 1, 2017.  The subscription period began on March 3, 2017 and will conclude on March 24, 2017, subject to extension of up to thirty (30) days at the discretion of the Company.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the three months ended January 31, 2017, cash used in operating activities was approximately $730,000.  Net cash provided by investing activities was approximately $136,000, which reflected proceeds from the sale or maturity of certificates of deposit totaling $150,000, which was offset by the purchase of property and equipment of approximately $14,000.  Cash used in financing activities was approximately $494,000, which related to the redemption of our Series A Preferred, which was offset by the exercise of employee stock options of approximately $6,000.  As a result, our cash, cash equivalents and short-term investments at January 31, 2017 decreased by approximately $1,238,000 to approximately $2,000,000 from approximately $3,238,000 at the end of fiscal year 2016.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

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

We believe that, of the significant accounting policies discussed in Note 3 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, the following accounting policies require our most difficult, subjective or complex judgments:

•         Revenue Recognition; and

•         Stock-Based Compensation

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Stock-Based Compensation

The compensation cost for stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense, on a straight-line basis, over the requisite service period (the vesting period of the stock option) which is one to ten years.  The Black-Scholes pricing model requires the input of highly subjective assumptions.  These variables include, but are not limited to, our stock price volatility over the term of the stock options, and actual and projected employee stock option exercise behaviors. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $260,000 and $112,000 during the three months ended January 31, 2017 and 2016, respectively.

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

We discuss the effect of recently issued pronouncements in the Notes to our Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 and the condensed consolidated financial statements included in this Report.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2017, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, or from those disclosed in our Registration Statement on Form S-1 filed on January 27, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2017, the Company issued 3,463 shares of our common stock for payment of public relations and investor relations services.  The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Mine Safety Disclosures.  Not Applicable.

Item 5.  Other Information.

              (a)        On January 19, 2017, the Company announced a rights offering for Company shareholders of up to $12,000,000.  The rights offering includes the non-transferable right to purchase one (1) share of Company common stock, at a discount, for each share of Company common stock owned by shareholders of record on March 1, 2017.  The subscription period began on March 3, 2017 and will conclude on March 24, 2017, subject to extension of up to thirty (30) days at the discretion of the Company.

                        On January 27, 2017, the Company announced its intention to issue 947,606 shares of common stock to Meetrix Communications, Inc. (“Meetrix”) in satisfaction of an obligation owed by the Company to Meetrix pursuant to the terms of that certain Patent Acquisition Agreement, dated November 11, 2013 by and between the Company and Meetrix.

  (b)        There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.  Exhibits.

31.1   Certification of Chief Executive Officer, pursuant to Section 302 of   the Sarbanes-Oxley Act of 2002, dated March 15, 2017.

31.2   Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 15, 2017.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 15, 2017.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 15, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
March 15, 2017		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Financial Officer
(Principal Financial and
March 15, 2017		Accounting Officer)