Form 10-Q
period 2017-04-30
ITUS Corp
filed 2017-05-26
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Yes   X            No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____         No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On May 25, 2017, the registrant had outstanding 15,120,239 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,876,897	$2,488,323
Short-term investments in certificates of deposit	2,250,000	750,000
Prepaid expenses and other current assets	64,647	162,069
Total current assets	5,191,544	3,400,392

Patents, net of accumulated amortization of $1,127,688 and $965,040, respectively	1,908,423	2,071,071
Property and equipment, net of accumulated depreciation of $68,228 and $46,950, respectively	149,487	156,644
Total assets	$7,249,454	$5,628,107

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$660,023	$468,756
Secured debenture (Note 7)	3,000,000	-
Total current liabilities	3,660,023	468,756

Patent acquisition obligation	-	4,171,876
Total liabilities	3,660,023	4,640,632

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; -0- and 140 shares issued and outstanding, respectively	-	14,000
Common stock, par value $.01 per share; 24,000,000 shares authorized; 11,694,863 and 8,752,387 shares issued and outstanding, respectively	116,949	87,524
Additional paid-in capital	156,066,446	152,051,144
Accumulated deficit	(152,593,964)	(151,165,193)
Total shareholders’ equity	3,589,431	987,475

Total liabilities and shareholders’ equity	$7,249,454	$5,628,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Six Months Ended April 30,

	2017	2016
Revenue	$-	$-

Operating costs and expenses:
Litigation and licensing expenses	2,346	75,162
Amortization of patents	162,648	162,648
Research and development expenses (including non-cash stock option compensation expenses of $148,628 and $91,442, respectively)	882,754	850,910
Marketing, general and administrative expenses (including non-cash stock option compensation expenses of $303,028 and $238,307, respectively)	1,559,230	1,532,106
Total operating costs and expenses	2,606,978	2,620,826

Loss from operations	(2,606,978)	(2,620,826)

Gain on extinguishment of patent acquisition obligation (Note 6)	1,547,608	-

Interest expense	(371,026)	(250,881)

Interest income	1,625	6,724

Loss before income taxes	(1,428,771)	(2,864,983)

Provision for income taxes	-	-

Net loss	(1,428,771)	(2,864,983)

Deemed dividend to preferred stockholder (Note 7)	(2,008,775)	-

Net loss attributable to common stockholders	$(3,437,546)	$(2,864,983)

Net loss per common share:
Basic and diluted	$(0.37)	$(0.33)

Weighted average common shares outstanding:
Basic and diluted	9,236,351	8,731,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended April 30,

	2017	2016
Revenue	$-	$-

Operating costs and expenses:
Litigation and licensing expenses	225	15,521
Amortization of patents	81,324	81,324
Research and development expenses (including non-cash stock option compensation expenses of $68,928 and $72,496, respectively)	431,124	392,589
Marketing, general and administrative expenses (including non-cash stock option compensation expenses of $122,991 and $144,758 respectively)	699,345	658,953
Total operating costs and expenses	1,212,018	1,148,387

Loss from operations	(1,212,018)	(1,148,387)

Gain on extinguishment of patent acquisition obligation (Note 6)	1,547,608	-

Interest expense	(175,727)	(126,980)

Interest income	626	3,473

Income (loss) before income taxes	160,489	(1,271,894)

Provision for income taxes	-	-

Net income (loss)	$160,489	$(1,271,894)

Net income (loss) per common share:
Basic	$0.02	$(0.15)
Diluted	$0.02	$(0.15)

Weighted average common shares outstanding:
Basic	9,734,171	8,736,024
Diluted	9,736,571	8,736,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED April 30, 2017 (UNAUDITED)
					Additional Paid-in Capital		Total Shareholders’ Equity
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Par Value	Shares	Par Value

Balance, October 31, 2016	140	$14,000	8,752,387	$87,524	$152,051,144	$(151,165,193)	$987,475

Stock option compensation to employees and directors	-	-	-	-	451,655	-	451,655

Common stock issued upon exercise of stock options	-	-	2,200	22	5,643	-	5,665

Common stock issued to consultants	-	-	3,463	35	17,776	-	17,811

Redemption of convertible preferred stock (Note 7)	(140)	(14,000)	-	-	(3,486,000)	-	(3,500,000)

Common stock issued to repay patent acquisition obligation (Note 6)	-	-	947,606	9,476	2,842,818	-	2,852,294

Common stock issued in shareholder rights offering	-	-	1,989,207	19,892	4,183,410	-	4,203,302

Net loss	-	-	-	-	-	(1,428,771)	(1,428,771)

Balance, April 30, 2017	-	$-	11,694,863	$116,949	$156,066,446	$(152,593,964)	$3,589,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the six months ended April 30,

	2017	2016
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,428,771)	$(2,864,983)
Stock option compensation to employees and directors	451,655	329,749
Common stock issued to consultants	17,811	11,361
Depreciation of property and equipment	21,278	13,881
Amortization of patents	162,648	162,648
Accretion of interest on patent acquisition obligations to interest expense	228,026	250,881
Accrued interest on secured debenture	30,000	-
Gain on extinguishment of patent acquisition obligation	(1,547,608)	-
Common stock issued to acquire patent license	-	11,800
Change in operating assets and liabilities:
Prepaid expenses and other current assets	97,422	87,496
Accounts payable and accrued expenses	161,267	132,031
Royalties and contingent legal fees payable	-	(18,883)
Net cash used in operating activities	(1,806,272)	(1,884,019)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(2,250,000)	(1,550,000)
Proceeds from maturities of short-term investments in certificates of deposit	750,000	1,800,000
Payments for purchases of property and equipment	(14,121)	(141,110)
Net cash (used in) provided by investing activities	(1,514,121)	108,890

Cash flows from financing activities:
Redemption of convertible preferred stock	(500,000)	-
Proceeds from sale of common stock through a rights offering to shareholders	4,203,302	-
Proceeds from exercise of employee stock options	5,665	18,231
Net cash provided by financing activities	3,708,967	18,231

Net increase (decrease) in cash and cash equivalents	388,574	(1,756,898)
Cash and cash equivalents at beginning of period	2,488,323	4,369,219
Cash and cash equivalents at end of period	$2,876,897	$2,612,321

Supplemental disclosure of non-cash financing activities:
Redemption of Series A convertible preferred stock into secured debenture (Note 7)	$(3,000,000)	$-
Common stock issued to pay patent acquisition obligation (Note 6)	$(4,399,902)	$-

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

Funding and Management’s Plans

During the six months ended April 30, 2017, cash used in operating activities was approximately $1,806,000.  Net cash used by investing activities was approximately $1,514,000, which reflects the purchase of certificates of deposit totaling $2,250,000, offset by proceeds from the sale or maturity of certificates of deposit totaling $750,000 and the purchase of property and equipment of approximately $14,000.  Cash provided by financing activities was approximately $3,709,000, representing net proceeds from the sale of shares of common stock to Company shareholders through a rights offering receiving proceeds of approximately $4,203,000 and the exercise of stock options, offset by the redemption of our Series A Convertible Preferred Stock (the “Series A Preferred”) of $500,000.  As a result, our cash, cash equivalents and short-term investments at April 30, 2017 increased by approximately $1,889,000 to approximately $5,127,000 from approximately $3,238,000 at the end of fiscal year 2016.

Based on currently available information as of May 25, 2017, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from operations will be sufficient to fund our activities and debt obligations for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  To date, we have relied primarily upon cash from the public and private sale of equity and debt securities to generate the working capital needed to finance our operations.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business and repay our indebtedness, we will be required to obtain more working capital.  We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible and as permitted pursuant to our existing indebtedness.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, it could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Subsequent Event

On May 16, 2017, the Company completed a registered public offering of 3,425,376 shares of common stock, generating net proceeds of approximately $3,214,000.  The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, including the potential payment of corporate debt.

As of May 25, 2017, significant balance sheet amounts affected by this offering are approximately as follows:

Cash, cash equivalents and short term investments	$8,104,000
Total assets	$10,227,000
Total shareholders’ equity	$6,567,000

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 31, 2016, as reported by us in our Annual Report on Form 10-K.  The October 31, 2016 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of April 30, 2017, and results of operations and cash flows for the interim periods represented.  The results of operations for the six and three months ended April 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

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

Intangible Assets

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  We did not capitalize any patent acquisition costs during the six months ended April 30, 2017 and 2016. We recorded patent amortization expense of approximately $163,000 during each of the six month periods ended April 30, 2017 and 2016, respectively, and approximately $81,000 during each of the three month periods ended April 30, 2017 and 2016, respectively.

2.         STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense, on a straight-line basis, over the requisite service period (the vesting period of the stock option) which is one to ten years. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $452,000 and $330,000 during the six months ended April 30, 2017 and 2016, respectively, and approximately $192,000 and $217,000 during the three months ended April 30, 2017 and 2016, respectively.

Stock Option Activity

During the six months ended April 30, 2017 and 2016, we granted options to purchase 106,000 shares and 545,000 shares of common stock, respectively, to employees and directors at exercise prices of $5.00 and $2.92 per share, respectively, pursuant to the ITUS Corporation 2010 Share Incentive Plan (the "2010 Share Plan”).  During the six months ended April 30, 2017 and 2016, stock options to purchase 2,200 and 7,080 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $6,000 and $18,000, respectively.

Stock Option Plans

As of April 30, 2017, we have two stock option plans:  the ITUS Corporation 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees, directors and consultants.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the six months ended April 30, 2017 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2016	225,600	$18.69
Exercised	(2,200)	$2.58
Forfeited	(34,400)	$17.85
Options Outstanding and exercisable at April 30, 2017	189,000	$19.03	$390

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of April 30, 2017:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$1.79 - $7.75	39,000	1.32	$2.92
$13.50 - $17.50	21,400.45		$16.46
$18.75 - $23.00	88,600.37		$22.13
$29.25	40,000.31		$29.25

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees, directors and consultants.  As of April 30, 2017, the 2010 Share Plan had 764,000 shares available for future grants.  Information regarding the 2010 Share Plan for the six months ended April 30, 2017 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2016	1,080,872	$3.12
Granted	106,000	$5.00
Options Outstanding at April 30, 2017	1,186,872	$3.29	$-
Options Exercisable at April 30, 2017	793,994	$3.15	$-

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2017:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)
Weighted Average Exercise Price
Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$2.58 - $9.25	1,186,872	7.42	$3.29	793,994	6.65	$3.15

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, the Board of Directors approved the grant of stock options to purchase 1,780,000 shares.  Information regarding stock options outstanding that were not granted under the 2003 Plan or the 2010 Plan for the six months ended April 30, 2017 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2016	1,780,000	$2.70
Options Outstanding and exercisable at April 30, 2017	1,780,000	$2.70	$-

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan or the 2010 Share Plan as of April 30, 2017:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$2.58 - $5.56	1,780,000	5.26	$2.70

Stock Awards

We account for stock awards granted to employees and consultants based on the grant date market price of the underlying common stock.  During the six months ended April 30, 2017 and 2016, we issued 3,463 shares and 3,701 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the six months ended April 30, 2017 and 2016 of approximately $18,000 and $11,000, respectively, for the shares of common stock issued to consultants.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2017:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$2,585,760	$-	$-	$2,585,760
Certificates of deposit – Short-term investments	-	2,250,000	-	2,250,000
Total financial assets	$2,585,760	$2,250,000	$-	$4,835,760

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2016:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$1,899,136	$-	$-	$1,899,136
Certificates of deposit – Short-term investments	-	750,000	-	750,000
Total financial assets	$1,899,136	$750,000	$-	$2,649,136

The following table presents the hierarchy for our financial liabilities measured at fair value on the transaction date and then adjusted for the subsequent accretion of interest as of April 30, 2017:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$-	$-

The following table presents the hierarchy for our financial liabilities measured at fair value on the transaction date and then adjusted for the subsequent accretion of interest as of October 31, 2016:

	Level 1	Level 2	Level 3	Total

Patent acquisition obligation	$-	$-	$4,171,876	$4,171,876

The following table sets forth the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Patent acquisition obligation
Balance October 31, 2016	$4,171,876
Accreted interest on patent obligation	228,026
Extinguishment of patent obligation	(4,399,902)
Balance April 30, 2017	$-

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

4.         INVESTMENTS

At April 30, 2017 and October 31, 2016, we had certificates of deposit of $2,250,000 and $750,000, respectively, which were classified as short-term investments and reported at fair value.

5.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consist of the following as of:

	April 30, 2017	October 31, 2016

Accounts payable	$448,353	$373,224
Payroll and related expenses	59,497	49,901
Accrued interest on secured debenture	30,000	-
Accrued other	122,173	45,631
	$660,023	$468,756

6.         PATENT ACQUISITION OBLIGATION

            On March 27, 2017, the Company issued 947,606 shares of common stock to Meetrix Communications, Inc. (“Meetrix”) in satisfaction of the obligation owed by us to Meetrix pursuant to the terms of the Patent Acquisition Agreement, dated November 11, 2013 between the Company and Meetrix.  The carrying value of the patent acquisition obligation at the date of extinguishment was approximately $4,400,000.  The fair value of the shares of common stock issued to satisfy the obligation on the date of extinguishment was approximately $2,843,000, resulting in the recognition of a gain on the debt extinguishment of approximately $1,548,000.

7.         PREFERRED STOCK REDEMPTION

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

8.         NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

Diluted EPS for the six months ended April 30, 2017 and for the six and three months ended April 30, 2016 is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the six months ended April 30, 2017 were stock options to purchase 3,155,872 shares and warrants to purchase 837,400 shares and for the six and three months ended April 30, 2016 were stock options to purchase 3,138,472 shares, warrants to purchase 707,387 shares and preferred stock convertible into 739,958 shares.

Dilutive EPS for the three months ended April 30, 2017 excluded stock options to purchase 3,153,472 shares and warrants to purchase 837,400 shares because their effect would be antidilutive.  The following is a reconciliation between basic weighted average common shares outstanding and dilutive weighted average common shares outstanding for the three months ended April 30, 2017:

For the Three Months Ended April 30, 2017

Basic weighted average common shares outstanding	9,734,171
Effect of stock options	2,400
Dilutive weighted average common shares outstanding	9,736,571

9.         EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

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

In May 2017, the FASB issued Accounting Standards Update 2017-09 (“ASU 2017-09”) that provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  This update is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those years.  Early adoption is permitted.  We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is ongoing.

10.       INCOME TAXES

We file Federal, New York, California and Pennsylvania state income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1997.  We account for interest and penalties related to income tax matters, if any, in marketing, general and administrative expenses. There are no unrecognized income tax benefits as of April 30, 2017 and October 31, 2016.

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

11.       COMMITMENT AND CONTINGENCES

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

On December 7, 2016, ITUS announced preliminary results from itsCchek™  cancer patient efficacy study.  Using its most recent protocols and methods for measuring a patient’s immunological response to a malignancy, the Company achieved sensitivity of 92% and specificity of 92% for 88 patient samples, including 54 samples from patients with multiple types and severities of cancer, and 34 healthy patients.

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

RESULTS OF OPERATIONS

Six months ended April 30, 2017 compared with six months ended April 30, 2016

Revenue

We had no revenue in the six month periods ended April 30, 2017 and 2016.

Litigation and Licensing Expenses

Litigation and licensing expenses were approximately $2,000 in the six months ended April 30, 2017 compared to approximately $75,000 in the comparable prior year period.  Litigation and licensing expenses in the prior period were primarily related to our  encrypted audio/video conference calling patents.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $163,000 in each of the six month periods ended April 30, 2017 and 2016, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Research and Development Expenses

Research and development expenses related primarily to the development of our Cchek™ early cancer detection platform and increased by approximately $32,000 to approximately $883,000 in the six months ended April 30, 2017, from approximately $851,000 in the six months ended April 30, 2016.  The increase in research and development expenses was primarily due to an increase in patent development costs related to our Cchek™ platform of approximately $100,000 and an increase in costs related to our collaboration with Wistar of approximately $36,000, offset by a decrease in employee compensation and related costs of approximately $88,000 and reduced outside development costs associated with our thin-film display technology of approximately $21,000.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased by approximately $27,000 to approximately $1,559,000 in the six months ended April 30, 2017, from approximately $1,532,000 in the six months ended April 30, 2016. The increase in marketing, general and administrative expenses was principally due to an increase in employee compensation expense of approximately $41,000 and an increase in corporate insurance costs of approximately $30,000, offset by a decrease in consulting expense of approximately $54,000.

Gain on Extinguishment of Patent Acquisition Obligation

The gain on extinguishment of patent acquisition obligation of approximately $1,548,000 resulted from the difference in the carrying value of the patent acquisition obligation and the fair value of the shares of common stock issued to satisfy the obligation on the date of extinguishment.

Interest Expense

Interest expense increased by approximately $120,000 to approximately $371,000 for the six months ended April 30, 2017 from approximately $251,000 in the six months ended April 30, 2016.  The increase in interest expense was principally due to $143,000 of interest related to the secured debenture issued in December 2017, offset by the early extinguishment of the patent acquisition obligation.  The remaining interest expense for both periods presented represents the accreted interest on our patent acquisition obligation through the extinguishment date.

Interest Income

Interest income decreased to approximately $2,000 in the six months ended April 30, 2017 compared to approximately $7,000 in the six months ended April 30, 2016 due to a decrease in the amount invested in money market funds and certificates of deposit during the current period.

Deemed Dividend to Preferred Stockholder

The deemed dividend to preferred stockholder of approximately $2,008,000 resulted from the redemption of our Series A Preferred. The difference between the fair value of the consideration given to the holder of our Series A Preferred and the carrying value of the Series A Preferred represented a return to the preferred stockholder and was treated in a similar manner as that of dividends paid on preferred stock.

Three months ended April 30, 2017 compared with three months ended April 30, 2016

Revenue

We had no revenue in the three month periods ended April 30, 2017 and 2016.

Litigation and Licensing Expenses

Litigation and licensing expenses were approximately $200 in the three months ended April 30, 2017 compared to approximately $16,000 in the comparable prior year period.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $81,000 in each of the three month periods ended April 30, 2017 and 2016, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Research and Development Expenses

Research and development expenses related primarily to the development of ourCchek™ early cancer detection platform and increased by approximately $38,000 to approximately $431,000 in the three months ended April 30, 2017, from approximately $393,000 in the three months ended April 30, 2016.  The increase in research and development expenses was primarily due to an increase in patent development costs related to our Cchek™ platform.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased by approximately $40,000 to approximately $699,000 in the three months ended April 30, 2017, from approximately $659,000 in the three months ended April 30, 2016. The increase in marketing, general and administrative expenses was principally due to an increase in legal and auditing fees of approximately $32,000 and an increase in corporate insurance costs of approximately $11,000, offset by a decrease in investor relations expenses of approximately $25,000.

Gain on Extinguishment of Patent Acquisition Obligation

The gain on extinguishment of patent acquisition obligation of approximately $1,548,000 resulted from the difference in the carrying value of the patent acquisition obligation and the fair value of the shares of common stock issued to satisfy the obligation on the date of extinguishment.

Interest Expense

Interest expense increased by approximately $49,000 to approximately $176,000 for the three months ended April 30, 2017 from approximately $127,000 in the three months ended April 30, 2016.  The increase in interest expense was principally due to $89,000 of interest related to the secured debenture issued in December 2017, offset by the early extinguishment of the patent acquisition obligation.  The remaining interest expense for both periods presented represents the accreted interest on our patent acquisition obligation through the extinguishment date.

Interest Income

Interest income decreased to approximately $600 in the three months ended April 30, 2017 compared to approximately $3,000 in the three months ended April 30, 2016 due to a decrease in the amount invested in money market funds and certificates of deposit during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of May 25, 2017, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from operations will be sufficient to fund our activities and debt obligations for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  To date, we have relied primarily upon cash from the public and private sale of equity and debt securities to generate the working capital needed to finance our operations.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business and repay our indebtedness, we will be required to obtain more working capital.  We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible and as permitted pursuant to our existing indebtedness.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, it could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the six months ended April 30, 2017, cash used in operating activities was approximately $1,806,000.  Net cash used by investing activities was approximately $1,514,000, which reflects the purchase of certificates of deposit totaling $2,250,000, offset by proceeds from the sale or maturity of certificates of deposit totaling $750,000 and the purchase of property and equipment of approximately $14,000.  Cash provided by financing activities was approximately $3,709,000, representing net proceeds from the sale of shares of common stock to Company shareholders through a rights offering receiving proceeds of approximately $4,203,000 and the exercise of stock options, offset by the redemption of our Series A Convertible Preferred Stock (the “Series A Preferred”).  As a result, our cash, cash equivalents and short-term investments at April 30, 2017 increased by approximately $1,889,000 to approximately $5,127,000 from approximately $3,238,000 at the end of fiscal year 2016.

On May 16, 2017, the Company completed a registered public offering of 3,425,376 shares of common stock, generating net proceeds of approximately $3,214,000.  The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, including the potential payment of corporate debt.  As of May 25, 2017, the Company has cash, cash equivalents and short term investments of approximately $8,104,000.

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

Stock-Based Compensation

The compensation cost for stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense, on a straight-line basis, over the requisite service period (the vesting period of the stock option) which is one to ten years.  The Black-Scholes pricing model requires the input of highly subjective assumptions.  These variables include, but are not limited to, our stock price volatility over the term of the stock options, and actual and projected employee stock option exercise behaviors. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $452,000 and $330,000 during the six months ended April 30, 2017 and 2016, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2017, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended April 30, 2017, the Company did not issue any unregistered shares.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Mine Safety Disclosures.  Not Applicable.

Item 5.  Other Information.

            (a)        On May 16, 2017, the Company closed a registered public offering of 3,425,376 shares of common stock, generating gross proceeds of approximately $3,597,000.

(b)        There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.  Exhibits.

31.1     Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 26, 2017.

31.2     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 26, 2017.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated May 26, 2017.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated May 26, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Robert A. Berman
Robert A. Berman
President and Chief Executive Officer
May 26, 2017		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Financial Officer
(Principal Financial and
May 26, 2017		Accounting Officer)