Form 10-Q
period 2017-07-31
ITUS Corp
filed 2017-09-08
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

    3150 Almaden Expressway, Suite 250

    San Jose, CA                                                                                                               95118

(Address of principal executive offices)                                                                                                                        (Zip Code)

(408) 708-9808

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   Yes   X                   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                  Yes   X                   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On September 8, 2017, the registrant had outstanding 15,120,239 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

Table of content

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 31, 2017	October 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,833,768	$2,488,323
Short-term investments in certificates of deposit	4,251,000	750,000
Accounts receivable	221,049	-
Prepaid expenses and other current assets	140,274	162,069
Total current assets	6,446,091	3,400,392

Patents, net of accumulated amortization of $1,209,013 and $965,040, respectively	1,827,098	2,071,071
Property and equipment, net of accumulated depreciation of $79,046 and $46,950, respectively	141,433	156,644
Total assets	$8,414,622	$5,628,107

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$926,688	$468,756
Secured debenture (Note 7)	2,000,000	-
Total current liabilities	2,926,688	468,756

Patent acquisition obligation	-	4,171,876
Total liabilities	2,926,688	4,640,632

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; -0- and 140 shares issued and outstanding, respectively	-	14,000
Common stock, par value $.01 per share; 24,000,000 shares authorized; 15,120,239 and 8,752,387 shares issued and outstanding, respectively	151,202	87,524
Additional paid-in capital	159,725,096	152,051,144
Accumulated deficit	(154,388,364)	(151,165,193)
Total shareholders’ equity	5,487,934	987,475

Total liabilities and shareholders’ equity	$8,414,622	$5,628,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of content

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Nine Months Ended July 31,
2017		2016
Revenue	$362,500	$100,000

Operating costs and expenses:
Litigation and licensing expenses	2,022	83,713
Inventor royalties and contingent legal fees	141,451	61,720
Amortization of patents	243,973	243,972
Research and development expenses (including non-cash stock option compensation expenses of $213,333 and $171,241, respectively)	1,245,722	1,142,973
Marketing, general and administrative expenses (including non-cash stock option compensation expenses of $719,440 and $398,949, respectively)	3,067,235	2,163,332
Total operating costs and expenses	4,700,403	3,695,710

Loss from operations	(4,337,903)	(3,595,710)

Gain on extinguishment of patent acquisition obligation (Note 6)	1,547,608	-

Interest expense	(442,693)	(383,238)

Interest income	9,817	10,190

Loss before income taxes	(3,223,171)	(3,968,758)

Provision for income taxes	-	-

Net loss	(3,223,171)	(3,968,758)

Deemed dividend to preferred stockholder (Note 7)	(2,008,775)	-

Net loss attributable to common stockholders	$(5,231,946)	$(3,968,758)

Net loss per common share:
Basic and diluted	$(0.47)	$(0.45)

Weighted average common shares outstanding:
Basic and diluted	11,030,992	8,736,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of content

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended July 31,
	2017	2016
Revenue	$362,500	$100,000

Operating costs and expenses:
Litigation and licensing expenses	-	8,551
Inventor royalties and contingent legal fees	141,451	61,720
Amortization of patents	81,325	81,324
Research and development expenses (including non-cash stock option compensation expenses of $64,705 and $84,316, respectively)	362,968	292,063
Marketing, general and administrative expenses (including non-cash stock option compensation expenses of $416,411 and $156,125 respectively)	1,507,681	631,226
Total operating costs and expenses	2,093,425	1,074,884

Loss from operations	(1,730,925)	(974,884)

Interest expense	(71,667)	(132,357)

Interest income	8,192	3,466

Loss before income taxes	(1,794,400)	(1,103,775)

Provision for income taxes	-	-

Net loss	$(1,794,400)	$(1,103,775)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	14,561,754	8,745,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of content

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JULY 31, 2017 (UNAUDITED)

					Additional Paid-in Capital		Total Shareholders’ Equity
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Par Value	Shares	Par Value

Balance, October 31, 2016	140	$14,000	8,752,387	$87,524	$152,051,144	$(151,165,193)	$987,475

Stock option compensation to employees and directors	-	-	-	-	932,773	-	932,773

Common stock issued upon exercise of stock options	-	-	2,200	22	5,643	-	5,665

Common stock issued to consultants	-	-	3,463	35	17,776	-	17,811

Redemption of convertible preferred stock (Note 7)	(140)	(14,000)	-	-	(3,486,000)	-	(3,500,000)

Common stock issued to repay patent acquisition obligation (Note 6)	-	-	947,606	9,476	2,842,818	-	2,852,294

Common stock issued in shareholder rights offering	-	-	1,989,207	19,892	4,183,410	-	4,203,302

Common stock issued in public offering	-	-	3,425,376	34,253	3,177,532	-	3,211,785

Net loss	-	-	-	-	-	(3,223,171)	(3,223,171)

Balance, July 31, 2017	-	$-	15,120,239	$151,202	$159,725,096	$(154,388,364)	$5,487,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of content

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended July 31,
2017		2016
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(3,223,171)	$(3,968,758)
Stock option compensation to employees and directors	932,773	570,190
Common stock issued to consultants	17,811	27,996
Depreciation of property and equipment	32,096	24,915
Amortization of patents	243,973	243,972
Accretion of interest on patent acquisition obligations to interest expense	228,026	383,238
Accrued interest on secured debenture	20,667	-
Gain on extinguishment of patent acquisition obligation	(1,547,608)	-
Common stock issued to acquire patent license	-	11,800
Change in operating assets and liabilities:
Accounts receivable	(221,049)	-
Prepaid expenses and other current assets	21,795	70,100
Accounts payable and accrued expenses	437,265	150,859
Royalties and contingent legal fees payable	-	(213,017)
Net cash used in operating activities	(3,057,422)	(2,698,705)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(4,251,000)	(1,900,000)
Proceeds from maturities of short-term investments in certificates of deposit	750,000	2,400,000
Purchase of property and equipment	(16,885)	(144,650)
Net cash (used in) provided by investing activities	(3,517,885)	355,350

Cash flows from financing activities:
Redemption of convertible preferred stock	(500,000)	-
Payments made on secured debenture	(1,000,000)	-
Proceeds from sale of common stock through a rights offering to shareholders	4,203,302	-
Proceeds from sale of common stock through a public offering	3,211,785	-
Proceeds from exercise of employee stock options	5,665	23,381
Net cash provided by financing activities	5,920,752	23,381

Net decrease in cash and cash equivalents	(654,555)	(2,319,974)
Cash and cash equivalents at beginning of period	2,488,323	4,369,219
Cash and cash equivalents at end of period	$1,833,768	$2,049,245

Supplemental disclosure of non-cash financing activities:
Redemption of Series A convertible preferred stock into secured debenture (Note 7)	$(3,000,000)	$-
Common stock issued to pay patent acquisition obligation (Note 6)	$(2,852,294)	$-

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

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation (“Anixa”), to develop a platform for non-invasive blood tests for the early detection of cancer.  That platform is called Cchek™.  In July of 2015, ITUS announced a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating our cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood which we identified and which are known to be associated with malignancies.  In August of 2016, ITUS announced the renewal and expansion of our relationship with Wistar.  Further, in July of 2017, ITUS and Wistar announced that they renewed and expanded their relationship once more.

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

Table of content

Funding and Management’s Plans

During the nine months ended July 31, 2017, cash used in operating activities was approximately $3,057,000.  Net cash used by investing activities was approximately $3,518,000, which reflects the purchase of certificates of deposit totaling $4,251,000, offset by proceeds from the sale or maturity of certificates of deposit totaling $750,000 and the purchase of property and equipment of approximately $17,000.  Cash provided by financing activities was approximately $5,921,000, representing net proceeds from the sale of shares of common stock to Company shareholders through a rights offering receiving proceeds of approximately $4,203,000, net proceeds from the sale of shares of common stock in a registered public offering receiving proceeds of approximately $3,212,000 and the exercise of stock options, offset by payments of $1,000,000 under the secured debenture and the redemption of our Series A Convertible Preferred Stock (the “Series A Preferred”) of $500,000.  As a result, our cash, cash equivalents and short-term investments at July 31, 2017 increased by approximately $2,846,000 to approximately $6,085,000 from approximately $3,238,000 at the end of fiscal year 2016.

Based on currently available information as of September 8, 2017, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from operations will be sufficient to fund our activities and debt obligations for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  To date, we have relied primarily upon cash from the public and private sale of equity and debt securities to generate the working capital needed to finance our operations.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business and repay our indebtedness, we will be required to obtain more working capital.  We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible and as permitted pursuant to our existing indebtedness.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, it could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Table of content

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 31, 2016, as reported by us in our Annual Report on Form 10-K.  The October 31, 2016 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of July 31, 2017, and results of operations and cash flows for the interim periods represented.  The results of operations for the nine and three months ended July 31, 2017 are not necessarily indicative of the results to be expected for the entire year.

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

Intangible Assets

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  We did not capitalize any patent acquisition costs during the nine months ended July 31, 2017 and 2016.  We recorded patent amortization expense of approximately $244,000 during each of the nine month periods ended July 31, 2017 and 2016 and approximately $81,000 during each of the three month periods ended July 31, 2017 and 2016, respectively.

Table of content

2.         STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense, on a straight-line basis, over the requisite service period (the vesting period of the stock option) which is one to ten years. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $933,000 and $570,000 during the nine months ended July 31, 2017 and 2016, respectively, and approximately $481,000 and $240,000 during the three months ended July 31, 2017 and 2016, respectively.  Associated with the resignation of the Company’s former chief executive officer (the “Executive”), all unvested options held by the Executive became fully vested upon Executive’s resignation.  This acceleration of vesting terms resulted in an expense of approximately $285,000 during the three and nine month periods ended July 31, 2017.

Stock Option Activity

During the nine months ended July 31, 2017 and 2016, we granted options to purchase 352,000 shares and 545,000 shares of common stock, respectively, to employees and directors at weighted average exercise prices of $2.18 and $2.92 per share, respectively, pursuant to the ITUS Corporation 2010 Share Incentive Plan (the "2010 Share Plan”).  During the nine months ended July 31, 2017 and 2016, stock options to purchase 2,200 and 9,080 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $6,000 and $23,000, respectively.

Stock Option Plans

As of July 31, 2017, we have two stock option plans:  the ITUS Corporation 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees, directors and consultants.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the nine months ended July 31, 2017 is as follows:

Table of content

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2016	225,600	$18.69
Exercised	(2,200)	$2.58
Forfeited	(34,400)	$17.85
Options Outstanding and exercisable at July 31, 2017	189,000	$19.03	$-

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of July 31, 2017:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$ 1.79 - $ 7.75	39,000	1.06	$2.92
$13.50 - $17.50	21,400.20		$16.46
$18.75 - $23.00	88,600.11		$22.13
$29.25	40,000.06		$29.25

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees, directors and consultants.  As of July 31, 2017, the 2010 Share Plan had 541,266 shares available for future grants.  Information regarding the 2010 Share Plan for the nine months ended July 31, 2017 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2016	1,080,872	$3.12
Granted	352,000	$2.18
Forfeited	(23,266)	$4.68
Options Outstanding at July 31, 2017	1,409,606	$2.86	$-
Options Exercisable at July 31, 2017	950,467	$3.13	$-

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of July 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)
						Weighted Average Exercise Price
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.82 - $0.96	246,000	9.94	$0.96	-	-	$-
$2.58 - $9.25	1,163,606	6.45	$3.26	950,467	5.92	$3.13

Table of content

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, the Board of Directors approved the grant of stock options to purchase 1,780,000 shares.  Information regarding stock options outstanding that were not granted under the 2003 Plan or the 2010 Plan for the nine months ended July 31, 2017 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2016	1,780,000	$2.70
Options Outstanding and exercisable at July 31, 2017	1,780,000	$2.70	$-

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan or the 2010 Share Plan as of July 31, 2017:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$2.58 - $5.56	1,780,000	4.94	$2.70

Stock Awards

We account for stock awards granted to employees and consultants based on the grant date market price of the underlying common stock.  During the nine months ended July 31, 2017 and 2016, we issued 3,463 shares and 9,795 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the nine months ended July 31, 2017 and 2016 of approximately $18,000 and $28,000, respectively, for the shares of common stock issued to consultants.

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

Table of content

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of July 31, 2017:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$1,588,116	$-	$-	$1,588,116
Certificates of deposit – Short-term investments	-	4,251,000	-	4,251,000
Total financial assets	$1,588,116	$4,251,000	$-	$5,839,116

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2016:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$1,899,136	$-	$-	$1,899,136
Certificates of deposit – Short term investments	-	750,000	-	750,000
Total financial assets	$1,899,136	$750,000	$-	$2,649,136

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

The following table sets forth the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Patent acquisition obligation
Balance October 31, 2016	$4,171,876
Accreted interest on patent obligation	228,026
Extinguishment of patent obligation	(4,399,902)
Balance July 31, 2017	$-

Table of content

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

4.         INVESTMENTS

At July 31, 2017 and October 31, 2016, we had certificates of deposit of $4,251,000 and $750,000, respectively, which were classified as short-term investments and reported at fair value.

5.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consist of the following as of:

	July 31, 2017	October 31, 2016

Accounts payable	$444,749	$373,224
Accrued severance costs	352,928	-
Payroll and related expenses	48,084	49,901
Accrued interest on secured debenture	20,667	-
Accrued other	60,260	45,631
	$926,688	$468,756

            Accrued severance costs primarily result from the severance arrangement between the Company and its former chief executive officer, and include one year’s salary and associated taxes.  Severance benefits will be paid out in four equal installments from August 2017 through June 2018.

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

Table of content

7.         PREFERRED STOCK REDEMPTION

On November 11, 2016, the holder of all our outstanding Series A Preferred with an aggregate stated value of $3,500,000 exercised its right of redemption to receive such amount from proceeds from the sale of the Company’s equity securities.  On December 6, 2016, we entered into an agreement with the holder of the Series A Preferred setting forth the terms under which such redemption would take place (the “Series A Redemption Terms”).  Pursuant to the Series A Redemption Terms, on December 9, 2016 the holder of the Series A Preferred received (i) $500,000 in cash, (ii) a 12% secured debenture evidencing the remaining $3,000,000 amount to be redeemed, $1,000,000 of which was due on or before June 1, 2017 and the remainder of which is due November 11, 2017 (the “Redemption Debenture”), and (iii) a 5 year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price equal to 10% below the thirty (30) day volume weighted average closing price of our common stock at closing (the “Redemption Warrant”). The Redemption Debenture is secured by a lien on the Company’s assets and prohibits the Company from incurring any senior indebtedness other than equipment financing in connection with the Company’s business.

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

Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the nine and three months ended July 31, 2017 and 2016, were stock options to purchase 3,378,606 and 3,088,072 shares, respectively, and warrants to purchase 829,400 and 707,387 shares, respectively.

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

Table of content

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

In November 2015, the FASB issued Accounting Standards Update 2015-17 (“ASU 2015-17”) to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet.  Adoption of this standard is required for annual periods beginning after December 15, 2016.  We do not anticipate that the adoption of this amendment will have an impact on our consolidated financial statements and related disclosures.

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

Table of content

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

In July 2017, the FASB issued Accounting Standards Update 2017-11 (“ASU 2017-11”) which changes the accounting for equity instruments that include a down round feature.  For public entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  Early adoption is permitted.  We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is ongoing.

10.       INCOME TAXES

We file Federal, New York, California and Pennsylvania state income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1997.  We account for interest and penalties related to income tax matters, if any, in marketing, general and administrative expenses. There are no unrecognized income tax benefits as of July 31, 2017 and October 31, 2016.

We recognize deferred tax assets and liabilities for the estimated future tax effects of events that have been recognized in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have substantial net operating loss carryforwards for Federal and New York State income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382. We have provided a full valuation allowance against our deferred tax asset due to our historical pre-tax losses and the uncertainty regarding the realizability of these deferred tax assets.

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

Table of content

Market for Company Stock

On August 18, 2017, we received a staff deficiency notice from The Nasdaq Stock Market informing us that our common stock failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market.  Nasdaq’s notice has no immediate effect on the listing of our common stock and we have been provided with an initial compliance period of 180 calendar days, or until February 14, 2018, to regain compliance with the minimum bid price requirement.

12.       SUBSEQUENT EVENT

On September 6, 2017, the compensation committee of the Company re-priced certain issued and outstanding stock options to purchase in the aggregate 2,029,600 shares of Company common stock for all of the current officers, directors and employees of the Company along with certain consultants (the”Re-Priced Options”) pursuant to the authority granted to the compensation committee by the Board of Directors of the Company.  The new exercise price of the Re-Priced Options is $0.67, the closing sales price of the Company’s common stock on September 6, 2017.

All other terms of the previously granted Re-Priced Options remain the same, including without limitation, the number of shares underlying the options granted, the vesting periods of the options, and the expiration dates of the options.

The Company expects to record additional stock-based compensation expense resulting from the incremental value of the fair value of the Re-Priced Options compared to the fair value of the original options immediately prior to the re-pricing, in the fourth quarter of the fiscal year ended October 31, 2017.  The Company has not yet determined the amount of this non-cash charge.

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

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation (“Anixa”), to develop a platform for non-invasive blood tests for the early detection of cancer.  That platform is called Cchek™.  In July of 2015, ITUS announced a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating our cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood which we identified and which are known to be associated with malignancies.  In August of 2016 and again in July of 2017 ITUS announced the renewal and expansion of our relationship with Wistar.  In October of 2015, ITUS and Wistar announced favorable results from initial testing of a small group of Breast Cancer patients and healthy controls.  One hundred percent (100%) of the blood samples tested from patients with varying stages of Breast Cancer showed the presence of the biomarkers we identified, and none of the healthy patient blood samples contained the biomarkers.  Breast Cancer is the second most common cancer in the United States and throughout the world.

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

Table of content

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

RESULTS OF OPERATIONS

Nine months ended July 31, 2017 compared with nine months ended July 31, 2016

Revenue

During the nine months ended July 31, 2017 and 2016, we recorded revenue from patent licensing activities of approximately $363,000 and $100,000, respectively.  The full amount of revenue in each of these periods was the result of a single license agreement in each period.  The license agreements provided for one-time, non-recurring, lump sum payments in exchange for non-exclusive retroactive and future licenses and covenants not to sue.  Accordingly, the earnings process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.

Litigation and Licensing Expenses

Litigation and licensing expenses were approximately $2,000 in the nine months ended July 31, 2017 compared to approximately $84,000 in the comparable prior year period.  Litigation and licensing expenses in the prior period were primarily related to our encrypted audio/video conference calling patents.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees were approximately $141,000 in the nine months ended July 31, 2017 compared to approximately $62,000 in the comparable prior year period.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.

Table of content

Amortization of Patents

Amortization of patents was approximately $244,000 in each of the nine month periods ended July 31, 2017 and 2016, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Research and Development Expenses

Research and development expenses related primarily to the development of our Cchek™ early cancer detection platform and increased by approximately $103,000 to approximately $1,246,000 in the nine months ended July 31, 2017, from approximately $1,143,000 in the nine months ended July 31, 2016.  The increase in research and development expenses was primarily due to an increase in costs related to our collaboration with Wistar of approximately $139,000 as a result of greater involvement by Wistar under the renewed collaboration agreement and an increase in patent development costs related to our Cchek™ platform of approximately $89,000, offset by a decrease in employee compensation and related costs of approximately $84,000 and reduced development costs associated with our thin-film display technology of approximately $58,000.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased by approximately $904,000 to approximately $3,067,000 in the nine months ended July 31, 2017, from approximately $2,163,000 in the nine months ended July 31, 2016. The increase in marketing, general and administrative expenses was principally due to an increase in employee compensation expense of approximately $647,000 resulting from one-time severance arrangement costs of approximately $598,000 which included the non-cash cost of accelerated vesting of stock options of approximately $285,000, an increase in investor relations and public relations consulting expenses of approximately $178,000 and an increase in legal fees of approximately $74,000.

Gain on Extinguishment of Patent Acquisition Obligation

The gain on extinguishment of patent acquisition obligation of approximately $1,548,000 resulted from the difference in the carrying value of the patent acquisition obligation and the fair value of the shares of common stock issued to satisfy the obligation on the date of extinguishment.

Interest Expense

Interest expense increased by approximately $59,000 to approximately $443,000 for the nine months ended July 31, 2017 from approximately $383,000 in the nine months ended July 31, 2016.  The increase in interest expense was principally due to approximately $215,000 of interest related to the secured debenture issued in December 2016, offset by the early extinguishment of the patent acquisition obligation.  The remaining interest expense for both periods presented represents the accreted interest on our patent acquisition obligation through the extinguishment date.

Table of content

Interest Income

Interest income remained unchanged at approximately $10,000 for both periods presented.

Deemed Dividend to Preferred Stockholder

The deemed dividend to preferred stockholder of approximately $2,009,000 resulted from the redemption of our Series A Preferred.  The difference between the fair value of the consideration given to the holder of our Series A Preferred and the carrying value of the Series A Preferred represented a return to the preferred stockholder and was treated in a similar manner as that of dividends paid on preferred stock.

Three months ended July 31, 2017 compared with three months ended July 31, 2016

Revenue

During the three months ended July 31, 2017 and 2016, we recorded revenue from patent licensing activities of approximately $363,000 and $100,000, respectively.  The full amount of revenue in each of these periods was the result of a single license agreement in each period.  The license agreements provided for one-time, non-recurring, lump sum payments in exchange for non-exclusive retroactive and future licenses and covenants not to sue.  Accordingly, the earnings process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.

Litigation and Licensing Expenses

No litigation and licensing expenses were incurred during the three months ended July 31, 2017.  Litigation and licensing expenses were approximately $9,000 in the three months ended July 31, 2016.  Litigation and licensing expenses, other than contingent legal fees, are expensed in the period incurred.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees were approximately $141,000 in the three months ended July 31, 2017 compared to approximately $62,000 in the comparable prior year period.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by our operating subsidiaries.

Amortization of Patents

Amortization of patents was approximately $81,000 in each of the three month periods ended July 31, 2017 and 2016, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Table of content

Research and Development Expenses

Research and development expenses related primarily to the development of our Cchek™ early cancer detection platform and increased by approximately $71,000 to approximately $363,000 in the three months ended July 31, 2017, from approximately $292,000 in the three months ended July 31, 2016.  The increase in research and development expenses was primarily due to an increase in costs related to our collaboration with Wistar of approximately $86,000 as a result of greater involvement by Wistar under the renewed collaboration agreement.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased by approximately $876,000 to approximately $1,508,000 in the three months ended July 31, 2017, from approximately $631,000 in the three months ended July 31, 2016. The increase in marketing, general and administrative expenses was principally due to an increase in employee compensation expense of approximately $605,000 resulting from one time severance arrangement costs of approximately $598,000 which included the non-cash cost of accelerated vesting of stock options of approximately $285,000 and an increase in investor relations and public relations consulting expenses of approximately $199,000.

Interest Expense

Interest expense decreased by approximately $61,000 to approximately $72,000 for the three months ended July 31, 2017 from approximately $132,000 in the three months ended July 31, 2016.  The decrease in interest expense was principally due to the early extinguishment of the patent acquisition obligation, offset by approximately $72,000 of interest related to the secured debenture issued in December 2016.

Interest Income

Interest income increased to approximately $8,000 in the three months ended July 31, 2017 compared to approximately $3,000 in the three months ended July 31, 2016 due to an increase in the amount invested in money market funds and certificates of deposit during the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Table of content

Based on currently available information as of September 8, 2017, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows from operations will be sufficient to fund our activities and debt obligations for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  To date, we have relied primarily upon cash from the public and private sale of equity and debt securities to generate the working capital needed to finance our operations.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business and repay our indebtedness, we will be required to obtain more working capital.  We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible and as permitted pursuant to our existing indebtedness.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, it could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the nine months ended July 31, 2017, cash used in operating activities was approximately $3,057,000.  Net cash used by investing activities was approximately $3,518,000, which reflects the purchase of certificates of deposit totaling $4,251,000, offset by proceeds from the sale or maturity of certificates of deposit totaling $750,000 and the purchase of property and equipment of approximately $17,000.  Cash provided by financing activities was approximately $5,921,000, representing net proceeds from the sale of shares of common stock to Company shareholders through a rights offering receiving proceeds of approximately $4,203,000, net proceeds from the sale of shares of common stock in a registered public offering receiving proceeds of approximately $3,212,000 and the exercise of stock options, offset by payments of $1,000,000 under the secured debenture and the redemption of our Series A Convertible Preferred Stock (the “Series A Preferred”) of $500,000.  As a result, our cash, cash equivalents and short-term investments at July 31, 2017 increased by approximately $2,846,000 to approximately $6,085,000 from approximately $3,238,000 at the end of fiscal year 2016.

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

Table of content

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

Stock-Based Compensation

The compensation cost for stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense, on a straight-line basis, over the requisite service period (the vesting period of the stock option) which is one to ten years.  The Black-Scholes pricing model requires the input of highly subjective assumptions.  These variables include, but are not limited to, our stock price volatility over the term of the stock options, and actual and projected employee stock option exercise behaviors. We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $933,000 and $570,000 during the nine months ended July 31, 2017 and 2016, respectively.

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

Table of content

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of July 31, 2017, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our Chairman, President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended July 31, 2017, the Company did not issue any unregistered shares.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Mine Safety Disclosures.  Not Applicable.

Item 5. Other Information.

Option Re-Pricing

On September 6, 2017, the compensation committee of the Company re-priced certain issued and outstanding stock options to purchase in the aggregate 2,029,600 shares of Company common stock for all of the current officers, directors and employees of the Company along with certain consultants (the “Re-Priced Options”) pursuant to the authority granted to the compensation committee by the Board of Directors of the Company. The new exercise price of the Re-Priced Options is $0.67, the closing sales price of the Company’s common stock on September 6, 2017.

All other terms of the previously granted Re-Priced Options remain the same, including without limitation, the number of shares underlying the options granted, the vesting periods of the options, and the expiration dates of the options.

In the aggregate, options to purchase 1,470,400 shares of the Company’s common stock issued to the Company’s executive officers and directors are affected by the re-pricing:

Table of content

Name of Officer/Director	Number of Options
Dr. Amit Kumar	880,000
Lewis H. Titterton	262,400
Dr. Arnold Baskies	18,000
Dr. John Monahan	18,000
Dale Fox	42,000
Michael Catelani	250,000

Item 6.  Exhibits.

31.1   Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 8, 2017.

31.2   Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 8, 2017.

32.1   Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 8, 2017.

32.2   Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 8, 2017.

Table of content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and Chief Executive Officer
September 8, 2017		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and Chief Financial Officer
(Principal Financial and
September 8, 2017		Accounting Officer)