Form 10-K
period 2017-10-31
ITUS Corp
filed 2018-01-09
CIK 715446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2017
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________
Commission file number: 0-11254
ITUS CORPORATION
(Exact Name of Registrant as Specified in its Charter)
Delaware	11-2622630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3150 Almaden Expressway, Suite 250 San Jose, CA 95118 (408) 708-9808
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

                Large accelerated filer [__]                                                                                       Accelerated filer  [__]

                Non-accelerated filer  [__] (Do not check if a smaller reporting company)             Smaller reporting company  [x]

                Emerging growth company [__]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [x]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 28, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ on such date ($1.95): $22,498,909

On January 4, 2018, the registrant had outstanding 16,609,399 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING

STATEMENTS

Information included in this Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Report under “Item 1A. – Risk Factors” below.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company” or “ITUS” means ITUS Corporation unless otherwise indicated.

PART I

Item 1.                        Business.

Overview

We were incorporated on November 5, 1982 under the laws of the State of Delaware.  From inception through October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  Commencing in October 2012 the primary operations of the Company involved the development, acquisition, licensing, and enforcement of patented technologies that were either owned or controlled by the Company.

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation (“Anixa”), to develop a platform for non-invasive blood tests for the early detection of cancer.  That platform is called Cchek™.  In July of 2015, ITUS announced a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating our cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood which we identified and which are known to be associated with malignancies.  In August of 2016 and again in August of 2017, ITUS announced the renewal and expansion of our relationship with Wistar.

From October of 2015 through January of 2017, ITUS announced that we had demonstrated the efficacy of our Cchek™ early cancer detection platform with 15 different types of cancer, including:  breast, lung, colon, melanoma, ovarian, liver, thyroid, pancreatic, appendiceal, uterine, osteosarcoma, leiomyosarcoma, liposarcoma, vulvar and prostate.  Breast, lung, colon and prostate cancers represent the four largest categories of cancer worldwide.

In November of 2017, the Company announced the formation of a new subsidiary, Certainty Therapeutics, Inc. (“Certainty”), to develop immuno-therapy drugs against cancer.  Certainty entered into a license agreement with Wistar pursuant to which Certainty was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Wistar relating to Wistar’s chimeric endocrine receptor targeted therapy technology (such technology being akin to chimeric antigen receptor T-cell (“CAR-T”) technology).  We plan to initially focus on the development of a treatment for ovarian cancer, but we also may pursue future applications of the technology for the development of treatments for additional solid tumors.

On November 20, 2017, we announced that Certainty entered into a collaboration agreement with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”) to advance toward human clinical testing the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer.  Certainty intends to work with researchers at Moffitt to complete studies necessary to submit an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”).

Over the next several quarters, we expect Cchek™ and Certainty’s ovarian cancer treatment to be the primary focus of the Company.  As part of our legacy operations, the Company remains engaged in limited patent licensing activities in the area of encrypted audio/video conference calling.  We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

Over the past several quarters, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation.  In addition to Anixa and Certainty, the Company may make investments in and form new companies to develop additional emerging technologies.

Cchek™

Our Cchek™ cancer detection platform measures a patient's immune response to a malignancy by detecting the presence, absence, and quantity of certain immune cells that exist in and around a tumor and that can be found in the blood stream.  These types of cells and the tumor micro-environment have been the focus of recent ground breaking published and reported research in immuno-oncology, enabling the development of revolutionary immunotherapies used for treating certain cancer types.  We have developed proprietary techniques and protocols for measuring the subtle immunological changes that occur in the blood stream during tumor development.  Specifically, we seek to identify a subset of myeloid cells that we believe are diagnostic.  These cells, often referred to as Myeloid Derived Suppressor Cells (“MDSCs”), are identified by specific surface proteins enabling characterization.  We generally refer to MDSCs and other cells of the immune system which we believe can be diagnostic in nature as biomarkers.  Through our proprietary protocols, we have had early success and have demonstrated accuracy in detecting these biomarkers in the peripheral blood of biopsy verified cancer patients, and in distinguishing the blood of healthy patients from the blood of cancer patients.  We utilize Artificial Intelligence (“AI”), specifically a Neural Network (“NN”) to analyze our data and to determine the presence of a tumor.  We believe that a NN is better able to identify subtle changes in immune response than other analytical approaches.  The distinguishing feature of a NN is that it can be trained to answer the key biological questions of interest, in our case whether or not the patient is tumor-bearing, and as it is trained with more data, its ability to answer these questions may improve.  Our goal is to establish Cchek™ as a non-invasive, inexpensive, cancer diagnostic blood test that can reduce or eliminate the need for traditionally expensive, invasive, painful, and often inaccurate cancer diagnostic procedures which are currently in use.

In each instance where ITUS has demonstrated the efficacy of its cancer detection platform, fresh (utilized within 48 hours) blood samples from biopsy verified cancer patients have been tested at Wistar using a variety of experimental methodologies and protocols.  Such un-blinded, non-uniform testing is common during the initial development stage of new technologies and diagnostic tests.  Blood samples from patients with differing severities of cancers (with some cancers such as Breast Cancer stage 1 to stage 4) have been tested, including samples from both pre-treatment and post-treatment patients.  In addition, Wistar has also tested blood from healthy donors.  A critical aspect of any cancer diagnostic is the ability to accurately distinguish patients with cancer from healthy patients.  Based upon our encouraging early results, our scientists are working with Wistar to refine protocols and methodologies for identifying and classifying the immunologic biomarkers that are the foundation for our Cchek™ early cancer detection platform.  Although our scientists, working in collaboration with Wistar, will continue to improve our processes and methodologies to achieve maximum performance, we expect our testing to become more uniform over time, and to eventually test patient samples in a double blinded manner.  While studies comparing biopsy verified cancer patients have been compared to healthy donors, we have not yet extensively evaluated benign conditions such as non-malignant neoplasias, systemic inflammatory conditions, infections, and other potential conditions that impact or may impact the immune system.  Such testing will be necessary for regulatory approval.

Based upon and following the results of the more extensive clinical study, we will determine what further studies are necessary and whether and when to begin the process of seeking regulatory approval for a confirmatory diagnostic test based upon our Cchek™ technology.  One manner of seeking regulatory approval is to have a lab certified to run our cancer tests pursuant to the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Act of 1988 (collectively, “CLIA”).  Among other things, CLIA requires clinical laboratories that perform diagnostic testing to be certified by the state in which the lab is located, as well as the Center for Medicare and Medicaid Services.  If we seek regulatory approval pursuant to CLIA, only those laboratories that are certified under CLIA to run our diagnostic test would be able to process test samples.  CLIA certification may or may not require additional studies.  We could seek to establish our own CLIA certified laboratory to run the diagnostic tests, or we could potentially contract with an existing CLIA certified lab, and seek to have that laboratory certified to run our diagnostic test.

Another manner of obtaining regulatory approval would be to seek to have Cchek™ approved by the FDA pursuant to what are commonly referred to as either the 510(K) process, or the Premarket Application (“PMA”) process.  The appropriate pathway for FDA approval would depend upon a variety of factors, including the intended use of the test, and the risks associated with such use.  FDA approval can take several years and would entail additional clinical studies.

We currently anticipate following the FDA approval pathway, however, our decision as to whether and when to seek CLIA certification or FDA approval of a diagnostic test or tests utilizing our Cchek™ technology will be dependent on a variety of factors, including the results from more extensive clinical studies, the capital requirements of each approval process, the landscape for competitive diagnostic testing, and the time and resources required by each approval process.  It is possible that we may seek to have one or more diagnostic tests approved via CLIA certification, and other diagnostic test or tests approved by the FDA, or that we may seek simultaneous FDA approval and CLIA certification of a particular diagnostic test or tests.

While we believe our Cchek™ platform could eventually form the basis of a pan-cancer (all cancer) test, for our first commercial focus we will seek to launch a confirmatory test for one type of cancer.  We feel such an approach will enable faster clinical and regulatory approval.  The decision on which tumor type we will focus will depend on multiple factors including market opportunities, input from potential strategic partners and technical performance.

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

Patient samples representing 14 different types of cancer including breast cancer, lung cancer, colon cancer, melanoma, ovarian cancer, liver cancer, thyroid cancer, pancreatic cancer, appendiceal cancer, uterine cancer, osteosarcoma (cancer of the bone), leiomyosarcoma (cancer of the soft tissue), liposarcoma (cancer of the connective tissue), and vulvar cancer were included in the study.  The study included samples from patients with early and late stage, biopsy-verified, drug-naïve (before therapy) tumors, as well as biopsy-verified, refractory (unresponsive to attempted chemotherapy) tumors.

Sensitivity and specificity are scientific measurements commonly used to determine the accuracy of a diagnostic test, where sensitivity measures how good a test is at identifying people with a particular disease, and specificity measures how good a test is at identifying people without the disease.  Although published results vary widely,  established diagnostic tests such as Low Dose Computed Tomography (LDCT), which is used by other companies to screen for lung cancer, has sensitivity of approximately 93% and specificity of approximately 73%, the Prostate Specific Antigen (“PSA”) test, which is used by other companies to screen for prostate cancer, has sensitivity of approximately 21% and specificity of approximately 91%, and Mammography, used by other companies to screen for breast cancer and considered to be the “gold standard” for breast cancer screening, has reported sensitivity as low as approximately 68% and specificity as low as approximately 75%.  As these results indicate, current diagnostic testing is hampered by low sensitivity, low specificity or both, meaning that the tests miss a substantial portion of the cancers they are supposed to detect, or miss-diagnose a large number of healthy patients as having cancer.  There is currently no inexpensive, non-invasive, diagnostic test that excels in both sensitivity and specificity.  Our preliminary results, while extremely promising, will have to be confirmed in blinded clinical studies of sufficient size before we can seek marketing approval for Cchek™ from the FDA.

Initial samples in our study were tested utilizing immunostaining and fluorescent microscopic imaging.  While results were promising, subjectivity in interpreting the imaging results together with labor intensive and time consuming sample processing hampered the commercial viability of this approach.  Subsequently, patient samples were analyzed using flow cytometry, enabling more efficient processing and analysis.  In addition, ITUS implemented its proprietary NN software application for analysis, which currently relies on up to 13 quantitative parameters to analyze test results.  This approach, which is highly data intensive and requires substantial computer processing power to develop, results in a test which can be performed using a desktop computer.  An initial version of our NN, which was trained to distinguish between the immunological responses from cancer patients and healthy patients, was responsible for the sensitivity and specificity results reported above.  The Company expects to continue to improve its protocols, continue to upgrade its NN-software by increasing the number of patient samples used to train the software and expanding the range of markers, increasing the data resolution, and enhancing the architecture of the software, which may enable better results.

Related to our collaborative research agreement, the Company and/or Wistar currently have or have had collaborations with doctors from University of Pennsylvania Abramson Cancer Center, The Helen F. Graham Cancer Center and Research Institute at Christiana Hospital in Wilmington, Delaware, Virtua Healthcare System in southern New Jersey, Delaware Valley Urology Center, the largest urology practice in the South Jersey and greater Philadelphia Region, and MD Anderson Cancer Center at Cooper Hospital in southern New Jersey.  In most cases, patients from participating doctors at these healthcare institutions who are beginning or in some cases, continuing cancer treatment are asked to consent to have an additional tube of blood drawn for the purpose of participating in the Cchek™ patient efficacy trials.  Because the number of cancer patients treated by these hospitals varies over time, and the decision whether to participate in the Cchek™ patient studies is ultimately at the discretion of the patient, it is difficult to predict the number of patient samples that we will receive in any given week, or during any given month.  In the past year, we did not obtain the quantity of patient samples that we had initially anticipated which slowed our development.  However, as of December 2017 we are seeing an increase in the number of patient samples received and we expect this increase in patient sample volume to be sustained.  ITUS is currently in discussions with additional doctors and healthcare providers about providing blood samples for our patient efficacy trials, and the Company has capacity available to process an additional quantity of samples.  With the addition of these new sources of patient samples, the Company expects to process enough samples and generate enough data to consider regulatory discussions in the next 6 to 12 month period.

The Market

There are four primary markets for a cancer diagnostic test: screening, confirmatory testing, treatment monitoring, and recurrence testing.

•         Screening occurs when asymptomatic people are tested for indications of cancer. Examples of existing screening tests include the mammogram for breast cancer, PSA for prostate cancer, and colonoscopy for colon cancer.  All screening tests have their strengths and weaknesses, and for many cancers there are currently no recommended screening tests available.

•         Confirmatory testing is used to confirm the results of a screening test.  In certain instances, existing confirmatory testing can be invasive, painful, expensive, and have relatively high risks of complications.  For example, a positive mammogram is often followed up with additional imaging, which can lead to a biopsy during which a needle is inserted into the breast to sample suspicious tissue or lesions.  For lung cancer, existing confirmatory diagnostics include bronchoscopies, during which a flexible tube is inserted through the nose or mouth and into the lung, and needle biopsies, during which a long needle is inserted between the ribs and into the lung.  One potential side effect of a lung biopsy is a pneumothorax (commonly referred to as a “collapsed lung”), which has been reported to occur in approximately fifteen percent (15%) of needle biopsies of the lung.  A pneumothorax can lead to other complications and sometimes requires extended hospitalization.  In addition to the potential side effects, biopsies of any sort can be extremely painful for the patient.

•         Treatment monitoring includes follow-on testing to monitor the effectiveness of a specific regimen of treatment.  For example, diagnostic monitoring testing may be used to monitor the effectiveness of a particular type of chemotherapy, to determine how the cancer is responding and whether such treatment should be continued.  Often, imaging techniques are not able to identify whether a treatment is working, so a biopsy is useful, however it is painful and impractical to perform multiple biopsies on a patient.  Therefore, a “liquid biopsy” enabling therapy monitoring via a blood test can be useful.

•         Finally, recurrence diagnostic testing is used for cancer survivors to test for cancer recurrence.  According to statistics published by the American Cancer Society, in 2017, there are approximately fifteen million cancer survivors in the U.S., sixty-seven (67%) of which were diagnosed with cancer five or more years ago.  Most cancer survivors live in fear of recurrence, and limitations of existing diagnostics, including repeated exposure to radiation from imaging tests, and invasiveness and costs and pain from tests such as traditional biopsies, prevent cancer survivors from being tested as often as they would like.

ITUS’s long term vision is to have one or more tests based upon the Cchek™ platform to serve each of the markets identified above.  We anticipate the initial market focus of Cchek will be in the confirmatory, or pre-biopsy, testing.  We estimate that there is a U.S. market of roughly 12 million biopsies annually and a high rate of negative biopsy results.  Accordingly, we believe that positioning Cchek as a pre-biopsy test will reduce the number of unnecessary biopsies, thus improving patient outcomes and reducing healthcare costs.

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

We have identified a class and subclasses of biomarkers that we believe are measurable in the blood of patients with malignancies, and are perfecting a process and methodology for detecting those biomarkers.  The goal is to create a platform, Cchek™, that can be used to launch a series of simple and affordable blood tests that can be used to detect and monitor many of the most deadly forms of cancer, including lung cancer, breast cancer, ovarian cancer, colon cancer, pancreatic cancer, prostate cancer, and others.  It is unlikely that the Company will initially simultaneously launch tests for each of the cancers identified above, and that specific and individual cancer tests for each of the four markets identified above (screening, confirmatory testing, treatment monitoring, recurrence) will be launched over time.

Statistics from The American Cancer Society, in 2017 indicate that one out of every two males, and one out of every three females that are born today, will develop some form of cancer during their lifetimes.  With approximately 200 million adults in the United States alone, we believe that the market for new, non-invasive cancer diagnostic technologies and testing will be enormous, and that there will be sufficient demand to support many different technologies and tests.

Cancer Diagnostic Technologies

If successful, we believe Cchek™ will have several advantages over existing diagnostic technologies.  For example, repeated exposure to radiation from x-ray technologies, such as mammograms, has become an increasing concern for the medical community, causing authorities to re-evaluate the recommended frequency of such x-ray based tests.  Traditional biopsies are often impossible for some tumor based cancers depending on the location of the tumor, and are invasive, expensive, and painful enough to warrant only limited use for other cancers even when the tumor can be accessed.  In addition, such biopsies are limited in their inability to detect the heterogeneity of many cancerous tumors, and the ongoing mutations that are often evident as the tumor progresses.  False positives in existing testing such as the PSA test, result in otherwise healthy patients being misdiagnosed, and subject to unnecessary follow-on treatments and medical procedures.  Patient inconvenience, risk of side effects from anesthesia, and risk of other complications result in low patient compliance with otherwise effective cancer screening tests such as the colonoscopy.  These are just a few examples of the challenges with traditional diagnostic tests that we seek to eliminate with Cchek™.  This will be the foundation for the competitive advantages that we expect to have over existing diagnostic testing.  We expect Cchek™ will be utilized as a component of multiple diagnostic technologies and patient background information to diagnose and manage the patient’s condition.

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

CAR-T therapeutics

Certainty was formed to develop immuno-therapy drugs against cancer, and in November 2017, we entered into a license with Wistar whereby we obtained rights to certain intellectual property surrounding Wistar’s chimeric endocrine receptor targeted therapy technology.

CAR-T therapeutics have demonstrated positive results in B-cell cancers, but very little progress has been made on solid tumors.  Our CAR-T technology is initially focused on ovarian cancer and is based on engineering killer T-cells with the Follicle Stimulating Hormone (“FSH”) to target ovarian cells that express the FSH-Receptor.  The FSH-Receptor has been shown to be a very exclusive protein found on a large percentage of ovarian cancer cells, but not on other healthy tissue in adult females.  Data on this technology, including the animal studies showing efficacy, was published in January 2017 in the journal, Clinical Cancer Research.

We are working with researchers at Moffitt to complete studies necessary to submit an IND application with the FDA.  We then anticipate taking this therapy into human clinical testing for patients suffering from ovarian cancer.  Moffitt is one of the top cancer centers in the country with pre-clinical and clinical expertise with CAR-T technology.  Moffitt has conducted many of the highest profile CAR-T trials in the world.

While there are many uncertainties in drug development, and most drugs fail to reach commercialization, we hope to achieve a profitable outcome by eventually licensing our technology to a large pharmaceutical company that has the resources and infrastructure in place to manufacture, market and sell our technology as a cancer treatment.

Employees

As of October 31, 2017, on a consolidated basis, we had seven full-time employees.

Other

Our principal executive offices are located at 3150 Almaden Expressway, San Jose, California 95118, our telephone number is (408) 708-9808 and our Internet website address is www.ITUScorp.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”).  Alternatively, you may also access our reports at the SEC’s website at www.sec.gov.  You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. and 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Item 1A.         Risk Factors.

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

Risks Related to Our Financial Condition and Operations

We have a history of losses and may incur additional losses in the future.

On a cumulative basis we have sustained substantial losses and negative cash flows from operations since our inception.  As of October 31, 2017, our accumulated deficit was approximately $156,174,000.  As of October 31, 2017, we had approximately $6,839,000 in cash and cash equivalents and short-term investments, and working capital of approximately $6,124,000.  We incurred losses of approximately $5,009,000 in fiscal year 2017.  We expect to incur material research and development expenses and to continue incurring significant legal and general and administrative expenses in connection with our operations.  As a result, we anticipate that we will incur losses in the future.

We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

Based on currently available information as of January 9, 2018, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, we will be required to obtain more working capital.  We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

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

Risks Related to our Biotechnology Research & Development Activities

Our cancer diagnostic and cancer therapeutics businesses are pre-revenue, and subject to the risks of an early stage biotechnology company.

Since the Company’s primary focus for the foreseeable future will likely be our cancer diagnostics and therapeutics businesses, shareholders should understand that we are primarily an early stage biotechnology company with no history of revenue-generating operations, and our only assets consist of our proprietary and licensed technologies and the know-how of our officers.  Therefore we are subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in the early detection of certain cancers and CAR-T cancer therapeutics. Cchek™ and our CAR-T ovarian cancer therapeutics are in their early stages of development, and we still must establish and implement many important functions necessary to commercialize the technologies.

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

•         successfully complete studies necessary to submit an Investigational New Drug Application to the FDA for our ovarian cancer therapeutic;

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

Any of the foregoing risks may adversely affect the Company and result in the failure of our business.  In addition, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.  At some point, we will need to transition from a company with a research and development focus to a company capable of supporting clinical trials and commercial activities.  We may not be able to reach such achievements, which would have a material adverse effect on our Company.

We may have difficulty in raising capital for our cancer diagnostics and therapeutics businesses and may consume resources faster than expected.

We currently do not generate any revenue from Cchek™ or our ovarian cancer therapeutic nor do we generate any other recurring revenues and as of October 31, 2017, the Company only had $6,839,000 in cash, cash equivalents and short-term investments.  Therefore, we have a limited source of cash to meet our future capital requirements, which may include the expensive process of obtaining FDA approvals for our ovarian cancer therapeutic and for Cchek™ for each type of cancer for which we desire to launch a diagnostic test.  We do not expect to generate revenues for the foreseeable future, and we may not be able to raise funds in the future, which would leave us without resources to continue our operations and force us to resort to the Company raising additional capital in the form of equity or debt financings, which may not be available to us.  We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of our diagnostic business and our lack of revenues as well as the inherent business risks associated with an early stage, biotechnology company and present and future market conditions.  Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated.  Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our cancer diagnostic business which would have a material adverse effect on the Company.

If we are unable to obtain and maintain intellectual property protection, our competitive position will be harmed.

Our ability to compete and to achieve sustained profitability will be impacted by our ability to protect our Cchek™ cancer diagnostic technologies, our CAR-T cancer therapeutics technologies and other proprietary discoveries and technologies.  We expect to rely on a combination of patent protection, copyrights, trademarks, trade secrets, know-how, and regulatory approvals to protect Cchek™, our CAR-T cancer therapeutics and any of our other technologies.  Our intellectual property strategy is intended to help develop and maintain our competitive position.  While we have been granted one patent and received a notice of allowance for an additional patent related to Cchek™, there is no assurance that we will be able to obtain further patent protection for Cchek™, our CAR-T cancer therapeutics and any other technologies, nor can we be certain that the steps we will have taken will prevent the misappropriation and unauthorized use of our technologies.  If we are not able to obtain and maintain patent protection our competitive position may be harmed.

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

Risks Related to Cchek™

While our Cchek™  diagnostic technology has shown favorable results from initial testing, we cannot guarantee that these results will be replicated in future testing nor can we guarantee the success of the technology at all.

We have initially used Cchek™ to test the blood of small groups of individuals consisting of cancer patients and healthy patients and have reported sensitivity and specificity of over 90%.  While these preliminary results far exceed existing diagnostic testing, there is no guarantee that these results will be replicable when we test a larger group of patients or at all.  If we are unable to consistently attain results that are necessary for commercialization of Cchek™, our diagnostic technology will not have any monetary value and we will be unable to generate any revenue from this technology.

Even if we are able to attain results necessary for the commercialization of Cchek™, our ability to commercialize the technology in the future will depend on our ability to provide evidence of clinical utility.

Our ability to successfully commercialize Cchek™ will depend on numerous factors, including whether health care providers believe that Cchek™ provides sufficient incremental clinical utility; whether the medical community accepts that Cchek™ has sufficient sensitivity (there are no or very few false positives), specificity (detects the cancer the test is supposed to detect) and predictive value to be meaningful in patient care and treatment decisions; whether the cost of the test is reasonably priced and commercially viable; and whether health insurers, government health programs and other third-party payers will cover and pay for Cchek™ and the amount that they will reimburse for such tests.  These factors may present obstacles to commercial acceptance of Cchek™.  To the extent these obstacles arise, we will need to devote substantial time and resources to overcome these obstacles, and we might not be successful.  Failure to achieve widespread market acceptance of Cchek™ would materially harm our business, financial condition and results of operations.

We are unable to give any assurance that we will be successful in providing sufficient evidence of clinical utility or any assurance that we will have adequate managerial, technical or financial resources to support the studies necessary to provide sufficient evidence of clinical utility of Cchek™ or to adequately differentiate our test from other diagnostic products in the manner, timeframe or cost parameters we anticipate, if at all.  If we are unable to provide evidence of clinical utility and differentiate Cchek™, we will not be able to generate the revenues and market growth that we seek.  Our failure to generate revenue from the sale of our products would materially adversely impact our business, financial condition, results of operations and prospects.

Diagnostic test development involves a lengthy and complex process, and we may be unable to commercialize Cchek™ on a timely basis, or at all.

We have begun to devote considerable resources to research and development for Cchek™, however there can be no assurance that Cchek™ will be capable of reliably predicting the occurrence or recurrence of any cancers with the sensitivity and specificity necessary to be clinically and commercially useful, or, even if such technology is clinically and commercially useful, that it will result in commercially successful products.  In addition, before we can fully develop Cchek™ and commercialize any new products, we will need to:

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

Accordingly, our product development process involves a high degree of risk and may take several years, especially if the Company seeks FDA approval for each of its diagnostic tests.  If Cchek™ should fail at the research or development stage, not produce sufficient clinical validation data to support the effectiveness of the product or not gain regulatory approval or if we should run out of cash to devote towards the commercialization of the technology or fail to establish agreements with necessary third party vendors, we will not be able to commercialize Cchek™ and we will not generate any revenue from the technology.

If we fail to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our Cchek™ technology, and our ability to generate revenue and the viability of our Company will be materially impaired.

Commercialization of Cchek™ will require that we obtain either CLIA certification, FDA approval or both.  If we are unable to obtain regulatory approval for Cchek™, we will be unable to commercialize and generate revenue from the technology which would have a material adverse effect on our business, financial condition and results of operations.

Until we obtain FDA approval for Cchek™, and unless we establish a CLIA certified laboratory, we will be dependent on laboratory contractors for testing of patient samples that are essential to the development and validation of Cchek™.

To pursue the development and validation of Cchek™, we will require access to test results obtained from patient blood samples.  We have currently contracted with Wistar to provide these services.  Unless and until Cchek™ receives FDA approval, or we establish our own CLIA certified laboratory, we will continue to be dependent on contractors or collaborators such as Wistar for testing of patient blood samples to develop and validate  Cchek™.

We will be dependent on third parties for the patient samples that are essential to the development and validation of Cchek™.

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

We will need to seek regulatory approval in order to market Cchek™.  The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts.  The Clinical Laboratory Improvement Act of 1967, the Clinical Laboratory Improvement Amendments of 1988 are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified under federal law. CLIA does not pre-empt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing.  The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties.  Several states have similar laws and we may be subject to similar penalties.  The FDA regulates diagnostic products and periodically inspects and reviews their manufacturing processes and product performance.  We may choose to seek FDA approval for one or more Cchek™ tests, as opposed to seeking CLIA certification.  We cannot assure that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business.  Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business.  In addition, compliance with future legislation could impose additional requirements on us, which may be costly, including FDA regulation of laboratory developed tests.

Health insurers and other third-party payers may decide not to reimburse our Cchek™ diagnostic testing or may provide inadequate reimbursement, which could jeopardize our commercial prospects and require customers to pay for the tests out of pocket.

In the United States, the regulatory process that allows diagnostic tests to be marketed is independent of any coverage determinations made by third-party payers.  For new diagnostic tests, private and government payers decide whether to cover the test, the reimbursement amount for a covered test and the specific conditions for reimbursement.  Physicians may order diagnostic tests that are not reimbursed by third-party payers, but coverage determinations and reimbursement levels and conditions are critical to the commercial success of a diagnostic product.  Each third-party payer makes its own decision about which tests it will cover and how much it will pay, although many payers will follow the lead of Medicare.  As a result, the coverage determination process will be a time-consuming and costly process that requires us to provide scientific, clinical and economic support for the use of Cchek™ diagnostic testing to each payer separately, with no assurance that approval will be obtained.  If third-party payers decide not to cover Cchek™ or if they offer inadequate payment amounts, our ability to generate revenue from Cchek™ could be limited since patients who want to take the diagnostic tests would have to pay for it out of pocket.  Even if one or more third-party payers decide to reimburse for Cchek™ diagnostic testing, a third-party payer may stop or lower payment at any time, which could reduce revenue.  We cannot predict whether third-party payers will cover Cchek™diagnostic testing or offer adequate reimbursement.  We also cannot predict the timing of such decisions. In addition, physicians or patients may decide not to order Cchek™ tests if third-party payments are inadequate, especially if ordering the test could result in financial liability for the patient.

Whether or not health insurers and other third-party payers decide to reimburse Cchek™, the technology may cost patients more than we anticipate.

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

The clinical diagnostics industry is highly competitive and subject to rapid change.  We are aware of many different types of diagnostic tests available to detect cancer that are currently in use or being developed and many more types of diagnostic tests may be developed in the future.  If we are able to successfully commercialize Cchek™, all of these tests will compete with our product.  If Cchek™ is more expensive than and/or does not have sufficient specificity, sensitivity or predictive value to compete with tests that are currently on the market, or if any other diagnostic tests that are under development, once successfully developed and commercialized, have greater specificity, sensitivity or predictive value and/or are cheaper than our technology, we may be unable to compete successfully with such products which would have a material adverse effect on our business, financial condition and results of operations.

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

Our future success of developing Cchek™ will depend on the efforts of the inventor of the technology, our President and Chief Executive Officer Dr. Amit Kumar.  We do not maintain “key person” life insurance on Dr. Kumar.  The loss of the services of Dr. Kumar could have a material adverse effect on our business and operating results.

Risks Related to our CAR-T therapeutics

While our CAR-T technology has shown favorable results from in-vitro and in-vivo testing by others, we cannot guarantee that these results will be replicated in future testing nor can we guarantee the success of the technology at all.

While early studies done by others have shown promising results in small numbers of mice in multiple different models, there is no guarantee that these results will be replicable when we test a larger number of animals under the Good Laboratory Practice (“GLP”) conditions necessary for inclusion in an IND application.  Further, no toxicity studies have as yet been performed, and there can be no assurance that the results of these toxicity studies will be favorable.  If we are unable to obtain results consistent with earlier studies and if our toxicity studies are not positive, we will not be able to file an IND application nor commence human clinical trials and our CAR-T technology may not have any monetary value and we may be unable to generate any revenue from this technology.

While CAR-T technology has shown positive results in B-cell cancers by others, its safety and efficacy has not been seen in solid tumors and we cannot guarantee our CAR-T technology will be safe or effective in ovarian cancer.

CAR-T therapies function through the binding of a genetically engineered killer T-cell to a cancer cell.  However, these engineered T-cells destroy the cell they are bound to whether it is a cancer cell or a healthy cell.  Therefore, the engineered T-cells must be designed to only bind to cancer cells to minimize toxicity.  Our CAR-T technology relies on the natural affinity of FSH to FSH-Receptor.  Research by others has shown that the FSH-Receptor protein is found on ovarian cancer cells and no other healthy tissue, and therefore, we engineer our T-cells with FSH.  However, as the research in this field is still new, we cannot guarantee that there is no FSH-Receptor on any other healthy tissue in the human body.

We are dependent on third parties to perform the necessary studies to file an IND application with the FDA.

While we have contracted with Moffitt to perform the necessary studies to file an IND to begin human clinical testing of our ovarian cancer therapeutic, unless or until we have an in-house scientific team to perform these pre-clinical studies, we will remain reliant on third parties for these services.

Risks Related to Legacy Patent Licensing Activities

In connection with our legacy patent licensing activities, we may not be able to license our patent portfolios which may have an adverse impact on our future operations.

We may generate revenues and related cash flows from the licensing and enforcement of patents that we currently own and from the rights to license and enforce additional patents we have obtained from third parties.  However, we can give no assurances that we will be able to identify opportunities to exploit such patents or that such opportunities, even if identified, will generate sufficient revenues to sustain future operations.

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

Risks Related to Our Common Stock

The issuance or sale of shares in the future to raise money or for strategic purposes could reduce the market price of our common stock.

In the future, we may issue securities to raise cash for operations, to pay down then existing indebtedness, as consideration for the acquisition of assets, as consideration for receipt of goods or services, to pay for the development of our Cchek™ platform, to pay for the development of our CAR-T cancer therapeutics and for acquisitions of companies.  We have and in the future may issue securities convertible into our common stock. Any of these events may dilute stockholders' ownership interests in our company and have an adverse impact on the price of our common stock.

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

Our reported revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future, specifically as we continue to devote more of our resources towards our Cchek™ diagnostic technology and our CAR-T cancer therapeutics.  It is possible that in future periods, we will have no revenue or, in any event, revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our common stock to decline.  The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

•         clinical trial results relating to our diagnostic technology;

•         pre-clinical testing results relating to our CAR-T cancer therapeutics;

•         progress with regulatory authorities towards the certification/approval of our diagnostic technology or our CAR-T cancer therapeutics;

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

The stock market has experienced significant price and volume fluctuations, and the market prices of biotechnology companies have been highly volatile.  We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•         announcements of developments in the cancer diagnostic testing industry or in the field of CAR-T therapeutics;

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

In addition, we believe that fluctuations in our stock price during applicable periods can also be impacted by changes in governmental regulations in the diagnostic testing and drug development industries and/or court rulings and/or other developments in our remaining patent licensing and enforcement actions.  For example, if government regulators no longer allow for the use of diagnostic technology that has not been granted FDA approval (e.g. denying products that have only received CLIA certification), the time and cost to bring our technology to market will increase which will likely have an adverse impact on our stock price.

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

We currently have a limited number of unissued shares of common stock authorized for issuance pursuant to our Certificate of Incorporation which will limit our ability to issue shares in a financing transaction, as compensation to our officers, directors, employees or consultants or as consideration in a strategic transaction.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 24,000,000 shares of common stock. As of the date hereof, there are 16,609,399 shares of common stock issued and outstanding with only 2,278,355 shares available for future issuance. Unless and until we receive stockholder approval to increase the number of shares of common stock that are authorized for issuance (or take another corporate action to increase the number of shares that may be issued under the Certificate of Incorporation), we will be limited in our ability to issue shares of common stock in a financing transaction, as compensation to our officers, directors, employees or consultants or as consideration in a strategic transaction. Such limitation will adversely impact our business.

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

Item 1B.          Unresolved Staff Comments.

            None.

Item 2.                        Properties.

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to a lease that expires September 30, 2019.  Our base rent is approximately $4,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs.  We also lease approximately 3,000 square feet of office space at 12100 Wilshire Boulevard, Los Angeles, California (our former executive offices) from an unrelated party pursuant to a lease that expires May 31, 2019.  We vacated this space during the fourth quarter of fiscal year 2017 and are currently marketing the space for sublease.  Our base rent is approximately $11,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs.

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

PART II

Item 5.            Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “ITUS”.  The high and low sales prices as reported by the NASDAQ Capital Market for each quarterly fiscal period during our fiscal years ended October 31, 2017 and 2016 is as follows:

Fiscal Period	High	Low
4th quarter 2017 3rd quarter 2017 2nd quarter 2017 1st quarter 2017	$ 5.25 2.05 5.50 6.60	$ 0.60 0.71 1.85 4.20
4th quarter 2016 3rd quarter 2016 2nd quarter 2016 1st quarter 2016	$ 6.82 3.70 3.31 4.85	$ 2.85 2.55 1.88 2.01

Holders

As of January 4, 2018, the approximate number of record holders of our common stock was 315 and the closing price of our common stock was $2.40 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception.  We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended October 31, 2017, the Company issued an aggregate of 6,000 shares of our common stock to a company in payment of investor relations services.  The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

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

Results of Operations

Fiscal Year ended October 31, 2017 compared with Fiscal Year ended October 31, 2016

Revenue

In fiscal year 2017, we recorded revenue of approximately $363,000 from one license agreement.  In fiscal year 2016, we recorded revenue of $300,000 from two license agreements.  The license agreements each provided for a one-time, non-recurring, lump sum payment in exchange for non-exclusive retroactive and future licenses, and/or covenants not to sue.  Accordingly, the earnings process from this license was complete and 100% of the revenue was recognized upon execution of the license agreement.

Inventor Royalties and Contingent Legal Fees

Inventor royalties and contingent legal fees decreased by approximately $20,000 in fiscal year 2017, to approximately $91,000, from approximately $111,000 in fiscal year 2016.  We did not incur any royalties in fiscal year 2017, resulting in the decrease in inventor royalties and contingent legal fees.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  The economic terms of patent agreements and contingent legal fee arrangements vary across the patent portfolios owned or controlled by the Company.

Litigation and Licensing Expenses

Litigation and licensing expenses decreased by approximately $93,000 to approximately $13,000 in fiscal year 2017, from approximately $106,000 in fiscal year 2016 as a result of decreased litigation and licensing activities.

Amortization of Patents

Amortization of patents was approximately $325,000 in fiscal years 2017 and 2016.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  During fiscal year 2017, we did not capitalize any patents or patent rights.

Research and Development Expenses

Research and development expenses increased by approximately $41,000 to approximately $1,598,000 in fiscal year 2017, from approximately $1,556,000 in fiscal 2016.  The increase in research and development expenses was primarily due to an increase in costs in connection with the development of Cchek™, including increased costs related to our collaboration with Wistar of approximately $98,000 as a result of greater involvement by Wistar under the renewed collaboration agreement, an increase in patent development costs of approximately $30,000, an approximate $46,000 of expense associated with the sale of no longer necessary lab equipment and increased costs related to obtaining blood samples of approximately $45,000, offset by a decrease in employee compensation and related costs of approximately $108,000 and reduced development costs associated with our legacy thin-film display technology of approximately $58,000.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses increased by approximately $1,701,000 to approximately $4,411,000 in fiscal year 2017, from approximately $2,710,000 in fiscal 2016.  The increase in marketing, general and administrative expenses was principally due to an increase in board compensation expense of approximately $454,000 resulting from the grant of shares of Company common stock to our independent directors, an increase in employee compensation and related costs, other than stock option expense, of approximately $326,000 resulting primarily from the severance arrangement with our former chief executive officer, an increase in employee stock option expense of approximately $321,000 resulting primarily from the re-pricing of stock options held by current employees and directors, an increase in legal and accounting fees of approximately $237,000 resulting primarily from an increase in corporate transactions including the redemption of our Series A preferred stock, filing of registration statements and management turnover, an increase in investor and public relations expenses of approximately $189,000 resulting primarily from increased investor outreach programs and an increase in rent expense of approximately $166,000 resulting from the relocation of our principal executive offices.

Gain on Extinguishment of Patent Acquisition Obligation

The gain on extinguishment of patent acquisition obligation of approximately $1,548,000 in fiscal year 2017 resulted from the difference in the carrying value of the patent acquisition obligation and the fair value of the shares of common stock issued to satisfy the obligation on the date of extinguishment.

Interest Expense

Interest expense decreased by approximately $20,000 to approximately $500,000 in fiscal year 2017, from approximately $520,000 in fiscal 2016.  The decrease in interest expense was due to the early extinguishment of the patent acquisition obligation which reduced interest expense from fiscal year 2016 by approximately $292,000, offset by the approximately $272,000 of interest associated with the secured debenture entered into during fiscal year 2017.

Interest Income

Interest income increased to approximately $19,000 in fiscal year 2017 compared to approximately $13,000 in fiscal year 2016, due to an increase in funds available for short-term investments.

Deemed Dividend to Preferred Stockholder

The deemed dividend to preferred stockholder of approximately $2,008,000 in fiscal year 2017 resulted from the redemption of our Series A preferred stock.  The difference between the fair value of the consideration given to the holder of our Series A preferred stock and the carrying value of the Series A preferred stock represented a return to the preferred stockholder and was treated in a similar manner as that of dividends paid on preferred stock.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short term investments.

As of the date of filing of our last annual report on Form 10-K, there was substantial doubt about our ability to continue as a going concern due to the limited amount of cash, cash equivalents and short-term investments we held as compared to our projected cash needs for the ensuing twelve months.  We evaluated our cash position and future plans for the Company and embarked on a plan to ensure we had sufficient resources to execute our plans.  Accordingly, over the past twelve months, we raised nearly $12 million through multiple financing arrangements, including a shareholder rights offering, a registered direct offering, and an at-the-market equity offering, and satisfied debt obligations through payments of cash and common stock.  With no significant debt and approximately $6.8 million in cash, cash equivalents and short-term investments as of October 31, 2017, we believe that we have alleviated substantial doubt about our ability to continue as a going concern.

Based on currently available information as of January 9, 2018, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  We may seek to obtain working capital during our fiscal year ended 2018 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the year ended October 31, 2017, cash used in operating activities was approximately $3,797,000.  Cash used in investing activities was approximately $2,735,000, resulting from the purchase of certificates of deposit totaling $5,501,000 which was offset by the proceeds on maturities of certificates of deposit totaling $2,751,000 and the sale of property and equipment of approximately $45,000 offset by the purchase of property and equipment of approximately $30,000.  Cash provided by financing activities was approximately $7,383,000, resulting from the sale of common stock in a shareholder rights offering, an at-the-market offering and a registered direct offering of approximately $4,203,000, $3,461,000 and $3,212,000, respectively, offset by payments made on a secured debenture of approximately $3,000,000 and redemption of convertible preferred stock of approximately $500,000.  As a result, our cash, cash equivalents, and short-term investments at October 31, 2017 increased approximately $3,601,000 to approximately $6,839,000 from approximately $3,238,000 at the end of fiscal year 2016.

In November 2017, the Company entered into an At-the-Market Issuance Sales Agreement (the “Agreement”) with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at-the-market equity program under which it may sell up to 3,000,000 shares of its common stock from time to time through B. Riley FBR, as sales agent.  In December 2017, the Company terminated the Agreement.  The Company did not sell any shares under the Agreement and has no further obligations under the Agreement.

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

Revenue Recognition; and

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

Stock-Based Compensation

We account for stock options granted to employees and directors using the accounting guidance in ASC 718.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $1,223,000 and $874,000 during the years ended October 31, 2017 and 2016, respectively.  We account for stock options granted to consultants using the accounting guidance under ASC 505-50.  We recognized stock-based compensation expense for stock options granted to non-employee consultants during the years ended October 31, 2017 and 2016, of approximately $3,000 and $-0-, respectively.

As of October 31, 2017, there was unrecognized compensation cost related to non-vested share-based compensation arrangements for stock options granted to employees and directors of approximately $1,091,000, which will be recognized in future periods upon vesting of the stock options.  As of October 31, 2017, there was unrecognized consulting expense related to non-vested stock options granted to consultants, related to service based options of approximately $44,000, which will be recognized in future periods upon vesting of the stock options.

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

Effect of Recent Accounting Pronouncements

We discuss the effect of recently issued pronouncements in Note 2 to the consolidated financial statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

            Not required for a smaller reporting company.

Item 8.           Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2017.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2017.  In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K.  Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2017 has not been audited by our auditors, Haskell & White LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.          Other Information.

            None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

(a)        Our Directors and Executive Officers

The following table sets forth certain information with respect to all of our directors and executive officers:

Name	Position with the Company and Principal Occupation	Age	Director and/or Executive Officer Since
Dr. Amit Kumar	Chairman of the Board, President and Chief Executive Officer	53	2012
Bruce F. Johnson	Director	75	2017
Dr. John Monahan	Director	71	2016
Lewis H. Titterton, Jr.	Director	73	2017
Richard H. Williams	Director	81	2017
Michael J. Catelani	Chief Operating Officer and Chief Financial Officer	51	2016

            We believe that our Board represents a desirable mix of backgrounds, skills, and experiences.  The principal occupation and business experience during the last five years for our executive officers and directors and some of the specific experiences, qualifications, attributes or skills that led to the conclusion that each person should serve as one of our directors in light of our business and structure is as follows:

Dr. Amit Kumar, 53, Chairman of the Board, President and Chief Executive Officer.  Dr. Kumar has served as our President and Chief Executive Officer since July 2017, as a director of the Company since November 2012 and as Chairman of the Board since August 2016.  From June 2015 until August 2016, Dr. Kumar served as Vice Chairman of the Board.  Dr. Kumar served as a strategic advisor to the Company since September 2012.  Dr. Kumar has been Executive Chairman of the board of directors of Anixa Diagnostics Corporation, a wholly-owned subsidiary of the Company since June 2015.  Upon his appointment as Executive Chairman of Anixa, Dr. Kumar resigned from his position as the CEO of Geo Fossil Fuels LLC, an energy company, which he had held since December 2010.  From September 2001 to June 2010, Dr. Kumar was President and CEO of CombiMatrix Corporation, a NASDAQ listed biotechnology company and also served as director from September 2000 to June 2012.  Dr. Kumar was Vice President of Life Sciences of Acacia Research Corporation, a publicly traded investment company, from July 2000 to August 2007 and also served as a director from January 2003 to August 2007.  Dr. Kumar has served as Chairman of the board of directors of Ascent Solar Technologies, Inc., a publicly-held solar energy company, since June 2007, and as a director of Aeolus Pharmaceuticals, Inc. since June 2004.  Dr. Kumar is Chairman of BioCeryx, Inc., a private diagnostic company, and Actym Therapeutics, a private biotechnology company.  Dr. Kumar holds an A.B. in Chemistry from Occidental College and Ph.D. from Caltech and completed his post-doctoral training at Harvard University.  Dr. Kumar has experience in technology driven startups, both at the board of directors and operating levels, in a broad variety of areas including finance, acquisitions, research and development, and marketing, and, as described above, has served as a director and/or officer of various publicly traded companies.

Bruce F. Johnson, 75, Director.  Mr. Johnson has served on our Board since September 2017 and he previously served on our Board from August 2012 until August 2016.  Mr. Johnson has been a commodity trader on the Chicago Mercantile Exchange for over 40 years.  He served as a member of the board of directors of CME Group Inc. from 1998 to May 2015.  From 1969 to 2003, he served as President, Director and part-owner of Packers Trading Company, a former futures commissions merchant/clearing firm at the CME.  He also serves on the board of directors of the Chicago Crime Commission.  Mr. Johnson holds a B.S. in Marketing from Bradley University and a J.D. from John Marshall Law School.  Mr. Johnson has been involved with the Company as an investor for over 14 years, and has over 30 years’ experience in the capital markets as a result of his investment background.

Dr. John Monahan, 71, Director.  Dr. Monahan has served on our Board since August 2016.  He is an experienced executive and has served on a number of biotechnology company boards over the years.  He is currently a Scientific Advisory Consultant for Synthetic Biologics, Inc. (NYSE MKT: SYN) and from 2010 through 2015 he was the Sr. Executive Vice President of Research & Development at Synthetic Biologics, Inc.  He is also a director of Heat Biologics, Inc. (Nasdaq: HTBX), a position that he has held since 2011, and was a director of Tacere Therapeutics, Inc., a wholly-owned subsidiary of Benitec Biopharma Limited (Nasdaq: BNTC) from 2006 to 2015.  In addition to his work with public companies, Dr. Monahan is also currently a member of the Scientific Advisory Board of Agilis Biotherapeutics, Inc., a position that he has held since 2014, and is a board member of several other biotechnology companies.  In addition, in 1992 he founded Avigen, Inc., a biotech company that pioneered the development of gene medicines based on adeno-associated virus vectors, now an industry standard.  Over a 12-year period as its CEO, Dr. Monahan took Avigen public through an initial public offering raising over $235M and led the company through several Investigational New Drug (IND) applications.  Prior to Avigen, Dr. Monahan served as Vice President - Research and Development at Somatix B.V., and Director of Molecular & Cell Biology at Triton Biosciences, Inc.  He was also previously Research Group Chief, Department of Molecular Genetics at Hoffmann-LaRoche Inc., and Adjunct Assistant Professor, Department of Cell Biology at New York University.  Dr. Monahan earned a Ph.D. in Biochemistry from McMaster University, Hamilton, Canada, and a B.S. in Science from University College, Dublin, Ireland.  Dr. Monahan has over 50 publications in scientific literature and has made hundreds of presentations and public TV appearances, to scientific groups, investors and the general public over the years.

Lewis H. Titterton, Jr., 73, Director.  Mr. Titterton has served as a director since July 2017.  He previously served as a director from August 2010 through August 2016, as the Chairman of the Board from July 2012 through August 2016, and interim Chief Executive Officer from August 2012 until September 2012.  Mr. Titterton is currently Chairman of the Board of NYMED, Inc., a diversified health services company.  His background is in high technology with an emphasis on health care and he has been with NYMED, Inc. since 1989.  Mr. Titterton founded MedE America, Inc. in 1986 and was Chief Executive Officer of Management and Planning Services, Inc. from 1978 to 1986.  Mr. Titterton also served as one of our Directors from July 1999 to January 2003. He holds a M.B.A. from the State University of New York at Albany, and a B.A. degree from Cornell University.  Mr. Titterton has been involved with our Company as a director or investor for over twenty years.  Mr. Titterton also has substantial experience with advising on the strategic development of technology companies and over forty years of experience in various aspects of the technology industry.

Richard H. Williams, 81, Director.  Mr. Williams has served on our Board since September 2017.  Mr. Williams, an experienced businessman and entrepreneur, has served as a consultant to emerging growth companies since 1980.  Mr. Williams currently serves as a special advisor to the Chairman and CEO of ParkerVision, Inc., a NASDAQ listed wireless technology company, in the areas of business development, acquisitions, and investment banking.  Mr. Williams was Chairman and Chief Executive Officer of Sky Titan, Inc, a developer of air cargo aircraft from 2011 to 2013.  Mr. Williams was a director of Iris International, Inc., a NASDAQ listed medical diagnostics company from 2003 to 2009, serving as Chairman of the Board from 2004 to 2007.  Under his guidance, Iris became the world’s largest automated urinalysis company with revenues of over $100 million.  In 1994, Mr. Williams became a director and helped structure, finance and take public InTime Systems International, a software company selling human resource payroll products to Fortune 1000 companies.  In 1988, Mr. Williams was appointed Chairman and Chief Executive Officer of Restor Industries, a telecommunications service company that he acquired with a group of investors.  After several acquisitions, Restor went public and later divested.  Previously, he was Chairman or Chief Executive Officer of several private companies, including an oil and gas exploration company and a telecommunications engineering service company.  From 1970 to 1980, he was Vice President of a $100 million consumer product division of Pfizer Inc.  Mr. Williams holds a B.S. in Business and Finance from New York University.

Michael J. Catelani, 51, Chief Operating Officer and Chief Financial Officer.  Mr. Catelani has served as our Chief Operating Officer since July 2017 and as Chief Financial Officer since November 2016.  Mr. Catelani is a seasoned executive with over 25 years of experience in finance and operations.  From October 2012 to July 2017, Mr. Catelani served as a contract Chief Financial Officer to a number of established privately held businesses in the biotechnology field. Previously, in July 2006, Mr. Catelani co-founded Tacere Therapeutics, Inc., a privately held biotechnology company, and served as its Chairman, President and Chief Financial Officer until its sale in October 2012.  Prior to Tacere, Mr. Catelani served on the Board of Directors and was the Chief Financial Officer of Benitec Biopharma Limited, an Australian Stock Exchange-listed biotechnology company.  Prior to Benitec, Mr. Catelani served as Vice President and Chief Financial Officer at Axon Instruments, a U.S. corporation publicly traded on the Australian Stock Exchange that was a leading designer and manufacturer of instrumentation and software systems for biotechnology and diagnostics research.  Prior to Axon, Mr. Catelani served as the Vice President of Finance for Media Arts Group, Inc., an NYSE-listed company.  Mr. Catelani has also worked with several early stage start-up companies in a variety of industries, including biotechnology, retail, waste water recovery, and distributed power generation, in both advisory and management roles.  Mr. Catelani began his professional career at Ernst & Young and is a CPA.  He holds a B.S. degree in business administration, with a concentration in accountancy, from Sacramento State University and a M.B.A. from the University of California, Davis.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission.  Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.  Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2017.

Code of Ethics

We have adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  We will provide a copy of our code of ethics to any person without charge, upon request.  For a copy of our code of ethics write to Secretary, ITUS Corporation, 3150 Almaden Expressway, Suite 250, San Jose, California 95118.

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

The members of the nominating committee are Dr. John Monahan (Chairman), Richard H. Williams and Bruce F. Johnson.

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

The members of the Audit Committee are Lewis H. Titterton, Jr. (Chairman), Richard H. Williams and Bruce F. Johnson. Our Board has determined that Mr. Titterton qualifies as an Audit Committee financial expert as defined by SEC rules, based on his education, experience and background.  Please see Mr. Titterton’s biographical information above for a description of his relevant experience.

Item 11.          Executive Compensation.

The following table sets forth certain information for the fiscal years ended October 31, 2017 and 2016, with respect to compensation awarded to, earned by or paid to our Chairman of the Board, our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer (the “Named Executive Officers”).  No other executive officer received total compensation in excess of $100,000 during fiscal year 2017.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total Compensation ($)
Dr. Amit Kumar (1) Chairman of the Board, President and Chief Executive Officer	2017 2016	$ 300,000 $ 300,000	$ - $ 200,000	$ 141,938 $ 566,896	$ 12,000 $ 12,000	$ 453,938 $ 1,078,896
Robert A. Berman (4) Chief Executive Officer and Director	2017 2016	$ 228,077 $ 300,000	$ - $ 200,000	$ - $ 566,896	$ 300,000 $ -	$ 528,077 $ 1,066,896
Michael J. Catelani (5) Chief Operating Officer and Chief Financial Officer	2017	$ 174,561	$ -	$ 385,859	$ -	$ 560,420

(1)               Dr. Kumar has served as the Company’s Executive Chairman of the Board since August 2016.  On July 6, 2017 Dr. Kumar was appointed President and Chief Executive Officer of the Company.

(2)               Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal years ended October 31, 2017 and 2016 for each Named Executive Officer in accordance with Accounting Standards Codification (“ASC”) 718 and also reflects the repricing of outstanding options for Dr. Kumar and Mr. Catelani on September 6, 2017.  See the section entitled “Option Re-Pricing” below.  A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2017, included elsewhere in this Annual Report on Form 10-K.

(3)               Amounts in the All Other Compensation column reflect, for each Named Executive Officer, the sum of the incremental cost to us of all perquisites and personal benefits, which for Dr. Kumar consisted solely of compensation for use of a home office, and for Mr. Berman consisted solely of severance obligations related to his resignation on July 6, 2017.

(4)               Mr. Berman resigned his position as President and Chief Executive Officer and as a director on July 6, 2017.

(5)               Mr. Catelani has served as the Company’s Chief Financial Officer since November 1, 2016.  On July 6, 2017, Mr. Catelani was appointed Chief Operating Officer of the Company.

Employment Agreements

Consulting Agreement with Dr. Amit Kumar

On September 19, 2012, the Company entered into a Consulting Agreement with Dr. Amit Kumar (the “Kumar Agreement”) pursuant to which Dr. Kumar agreed to provide business consulting services for an initial annual consulting fee of $120,000.  On June 15, 2015, Dr. Kumar was appointed Vice Chairman of the Company and Executive Chairman of Anixa Diagnostics Corporation, a wholly-owned subsidiary of the Company.  As a result of this appointment, Dr. Kumar’s cash compensation was increased to $300,000 by the Board.  On August 23, 2016, Dr. Kumar was appointed Executive Chairman of the Company, and on July 6, 2017 Dr. Kumar was appointed President and Chief Executive Officer of the Company.  The terms of the Kumar Agreement still remain in effect.

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

On July 6, 2017, Mr. Berman resigned as President and Chief Executive Officer and as a director.  Pursuant to the terms of a separation agreement entered into on August 16, 2017 between Mr. Berman and the Company, Mr. Berman is entitled to receive severance payments in an aggregate amount of $300,000 to be paid in four separate tranches with the final payment occurring on June 1, 2018.

Stock Options

The following table sets forth certain information with respect to unexercised stock options held by the Named Executive Officers outstanding on October 31, 2017:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-Exercisable	Option Exercise Price ($)	Option Expiration Date
Dr. Amit Kumar	320,000 106,667 213,333 40,000(1) 111,111(2)	88,889(2)	$0.67 $0.67 $0.67 $0.67 $0.67	9/19/2022 9/19/2022 9/19/2022 11/8/2023 2/18/2026
Robert A. Berman	320,000 106,667 213,333 40,000(1) 200,000(3)		$2.575 $2.575 $2.575 $2.575 $2.920	7/6/2022 7/6/2022 7/6/2022 7/6/2022 7/6/2022
Michael J. Catelani		50,000(4) 200,000(5)	$0.67 $0.67	11/15/2026 7/6/2027

(1)        Options vested and became exercisable in 36 consecutive monthly installments, beginning December 31, 2013 and continuing through November 30, 2016.

(2)        Options vest and become exercisable in 36 consecutive monthly installments, beginning March 31, 2016 and continuing through February 28, 2019.

(3)        Options were to vest and become exercisable in 36 consecutive monthly installments, beginning March 31, 2016 and continuing through February 28, 2019.  However, pursuant to a separation agreement between the Company and Mr. Berman, the options vested and became exercisable upon Mr. Berman’s resignation on July 6, 2017.

(4)        Options vest and become exercisable in one installment of 16,666 on November 1, 2017 and the remainder in eight consecutive quarterly installments, beginning January 31, 2018 and continuing through October 31, 2019.

(5)        Options vest and become exercisable in one installment of 50,000 on July 6, 2018 and the remainder in twelve consecutive quarterly installments, beginning October 31, 2018 and continuing through July 31, 2021.

The following table summarizes stock option grants during fiscal year 2017.

GRANTS OF PLAN BASED AWARDS TABLE
Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($)	Grant Date Fair Value ($) (1)
Michael J. Catelani	11/15/16 7/6/17	50,000 200,000	$0.67 $0.67	$ 215,330 $ 170,529

(1)        Grant date fair value reflects the repricing of options on September 6, 2017.

During fiscal 2017, no stock options were exercised by Named Executive Officers.

Option Re-Pricing

On September 6, 2017, the compensation committee of the Company re-priced certain issued and outstanding stock options to purchase in the aggregate 2,029,600 shares of Company common stock for all of the current officers, directors and employees of the Company (the “Re-Priced Options”) pursuant to the authority granted to the compensation committee by the Board of Directors of the Company.  The new exercise price of the Re-Priced Options is $0.67, the closing sales price of the Company’s common stock on September 6, 2017.

All other terms of the previously granted Re-Priced Options remain the same, including without limitation, the number of shares underlying the options granted, the vesting periods of the options, and the expiration dates of the options.

The Company recorded additional stock-based compensation expense resulting from the incremental value of the fair value of the Re-Priced Options compared to the fair value of the original options immediately prior to the re-pricing of approximately $261,000 in fiscal year ended October 31, 2017.

The following stock option grants and related stock option agreements issued to the Company’s Named Executive Officers and directors were affected by the re-pricing:

Name	# of Shares	Old Option Price	New Option Price	Expiration Date
Dr. Amit Kumar	320,000 106,667 213,333 40,000 200,000	$2.575 $2.575 $2.575 $2.575 $2.92	$0.67 $0.67 $0.67 $0.67 $0.67	9/19/22 9/19/22 9/19/22 11/8/23 2/18/26
Dr. John Monahan	6,000 12,000	$3.13 $5.30	$0.67 $0.67	8/23/26 1/3/27
Lewis H. Titterton, Jr.	2,400 30,000 16,000 40,000 120,000 16,000 16,000 16,000 6,000	$2.575 $2.575 $2.575 $2.575 $2.575 $2.575 $2.575 $2.92 $0.82	$0.67 $0.67 $0.67 $0.67 $0.67 $0.67 $0.67 $0.67 $0.67	11/30/17 9/19/22 12/31/22 2/15/23 11/8/23 12/31/23 1/2/25 1/14/26 7/17/27
Dr. Arnold Baskies	6,000 12,000	$3.13 $5.30	$0.67 $0.67	8/23/26 1/3/27
Dale Fox	6,000 12,000 12,000 12,000	$2.575 $2.575 $2.92 $5.30	$0.67 $0.67 $0.67 $0.67	8/8/24 1/2/25 1/14/26 1/3/27
Michael J. Catelani	50,000 200,000	$4.85 $0.96	$0.67 $0.67	11/15/26 7/6/27

Potential Payments upon Termination or Change in Control

            Dr. Amit Kumar

Options granted Dr. Kumar on February 18, 2016 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable if Dr. Kumar is terminated without cause or upon a change in control as defined below.  The intrinsic value of options granted on February 18, 2016 would be $122,667, which was calculated by multiplying (a) 88,889 options (being the number of options granted to him on February 18, 2016 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2017 of $2.05 and (y) the options’ exercise price of $0.67 per share.

Michael J. Catelani

Options granted Mr. Catelani on July 6, 2017 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable if Mr. Catelani is terminated without cause or upon a change in control as defined below.  The intrinsic value of options granted on July 6, 2017 would be $276,000, which was calculated by multiplying (a) 200,000 options (being the number of options granted to him on July 6, 2017 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2016 of $2.05 and (y) the options’ exercise price of $0.67 per share.

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

•         Change in Effective Control:  A change in effective control of the Company occurs on the date that either:

•         Any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of the Company possessing 30% or more of the total voting power of the stock of the Company; or

•         a majority of the members of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board before the date of the appointment or election; provided, that this paragraph will apply only to the Company if no other corporation is a majority shareholder.

•         Change in Ownership of Substantial Assets:  A change in the ownership of a substantial portion of the Company’s assets occurs on the date that any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of the assets of the Company immediately before such acquisition or acquisitions.  For this purpose, “gross fair market value” means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

It is the intent that this definition be construed consistent with the definition of “Change of Control” as defined under Code Section 409A and the applicable treasury regulations, as amended from time to time.

Director’s Compensation

There is no present arrangement for cash compensation of directors for services in that capacity.  Consistent with the non-employee director compensation approved on March 28, 2013 for calendar year 2013, on November 8, 2013, the Board approved an amendment to the 2010 Share Incentive Plan to provide that on January 1st of each year commencing on January 1, 2014, each non-employee director (a “Director Participant”) of the Company at that time shall automatically be granted a 10 year nonqualified stock option to purchase 12,000 shares of common stock (or 16,000 in the case of the Chairman of the Board to the extent he qualifies as a Director Participant), with an exercise price equal to the closing price on the date of grant, that will vest in four equal quarterly installments in the year of grant.  In addition, each person who is a Director Participant and joins the Board after January 1 of any year, shall be granted on the date such person joins the Board, a nonqualified stock option to purchase 12,000 shares of common stock (or 16,000 in the case of the Chairman of the Board) pro-rated based upon the number of calendar quarters remaining in the calendar year in which such person joins the Board (rounded up for partial quarters).  In addition to the foregoing, Dr. Monahan and Mr. Titterton, and in lieu of the foregoing, Messrs. Johnson and Williams, were each granted a nonqualified stock option to purchase 50,000 shares of common stock on September 22, 2017.  Further, on September 22, 2017, Mr. Williams was granted an additional nonqualified stock option to purchase 50,000 shares of common stock.

Our employee directors, Dr. Amit Kumar and Robert A. Berman, did not receive any additional compensation for services provided as a director during fiscal year 2017.  The following table sets forth compensation of Bruce F. Johnson, Dr. John Monahan, Lewis H. Titterton, Jr., and Richard H. Williams, our non-employee directors, and Dr. Arnold Baskies and Dale Fox, our former non-employee directors, for fiscal year 2017:

DIRECTORS’ COMPENSATION
Name	Option Awards ($) (1)	All Other Compensation ($) (2)	Total Compensation ($)
Bruce F. Johnson (3)	$ 94,722	$ 113,500	$ 208,222
Dr. John Monahan	$ 150,195	$ 113,500	$ 263,695
Lewis H. Titterton, Jr.	$ 137,255	$ 113,500	$ 250,755
Richard H. Williams (3)	$ 189,444	$ 113,500	$ 302,944
Dr. Arnold Baskies (3)	$ 79,109	$ -	$ 79,109
Dale Fox (3)	$ 58,739	$ -	$ 58,739

(1)        Amounts in the Option Awards column represent the aggregate grant date fair value of stock option awards made during the fiscal year ended October 31, 2017, in accordance with ASC 718 and also reflects the repricing of outstanding options for Drs. Monahan and Baskies and Messrs. Titterton and Fox on September 6, 2017.  See the section entitled “Option Re-Pricing” above.  A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2017, included elsewhere in this Annual Report on Form 10-K.  At October 31, 2017, Bruce Johnson, Dr. John Monahan, Lewis Titterton and Richard Williams held unexercised stock options to purchase 100,400, 68,000, 310,000 and 100,000 shares respectively, of our common stock.

(2)        On September 22, 2017, each non-employee director was awarded 50,000 shares of common stock under the 2010 Share Incentive Plan.  The closing price of the Company’s common stock on the date of the award was $2.27.  Amounts in the All Other Compensation column represent the market value of the shares on the date they were awarded.

(3)        Dr. Baskies and Mr. Fox resigned as directors, and Messrs. Johnson and Williams became directors, on September 22, 2017.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to our common stock beneficially owned as of January 4, 2018 (or exercisable within 60 days of such date) by (a) each person who is known by our management to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and (c) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)(4)	Percent of Class (5)
Directors and Officers of the Company
Dr. Amit Kumar 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	939,741	5.4%
Bruce F. Johnson 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	665,317	4.0%
Dr. John Monahan 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	80,500	*%
Lewis H. Titterton, Jr. 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	1,109,044	6.6%
Richard H. Williams 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	125,000	*%
Michael J. Catelani 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	20,838	*%
All Directors and Executive Officers as a Group (6 persons)	2,940,440	16.5%
5% Stockholders of the Company
Bruce Eames 3 Greenway Plaza, Ste. 200 Houston, TX 77046	1,088,046	6.6%

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

(2)        Includes 173,333 shares, 48,500 shares, 30,500 shares, 186,500 shares, 25,000 shares, 20,838 shares and 484,671 shares which Dr. Amit Kumar, Bruce F. Johnson, Dr. John Monahan, Lewis H. Titterton, Jr., Richard H. Williams, Michael J. Catelani and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 2010 Share Incentive Plan.

(3)        Includes 2,000 shares, 2,000 shares and 4,000 shares that Dr. Amit Kumar, Lewis H. Titterton, Jr. and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of warrants purchased by them in the private placement on July 15, 2014.

(4)        Includes 640,000 shares, 12,000 shares, 86,000 shares and 738,000 shares which Dr. Amit Kumar, Bruce F. Johnson, Lewis H. Titterton, Jr. and all directors and executive officers as a group, respectively, have the right to acquire within 60 days pursuant to option agreements with the Company.

(5)        Based on 16,609,399 shares of common stock outstanding as of January 4, 2018.

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company in the future.

Equity Compensation Plan Information

The following is information as of October 31, 2017 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 2003 Share Incentive Plan and our 2010 Share Incentive Plan.  See Note 5 to Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders (1)(2)	3,447,846	$1.56	69,226

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

(2)        On July 14, 2010 the Board adopted the 2010 Share Incentive Plan.  Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2010 Share Incentive Plan.  The 2010 Share Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, and performance awards and stock units (the “2010 Benefits”).  The maximum number of shares of common stock available for issuance under the 2010 Share Incentive Plan was initially 600,000 shares.  On July 6, 2011 and August 29, 2012, the 2010 Share Incentive Plan was amended by our Board to increase the maximum number of shares of common stock that may be granted to 1,080,000 and 1,200,000 shares, respectively.  On November 8, 2013, the Board approved an amendment to provide that effective and following November 8, 2013, the maximum aggregate number of shares available for issuance will be 800,000 shares.  Additionally, commencing on the first business day in 2014 and on the first business day of each calendar year thereafter, the maximum aggregate number of shares available for issuance shall be replenished such that, as of such first business day, the maximum aggregate number of shares available for issuance shall be 800,000 shares.  Current and future non-employee directors are automatically granted a 10 year nonqualified stock option to purchase 12,000 shares of Common Stock (or 16,000 in the case of the Chairman of the Board) on January 1st of each year that will vest in four equal quarterly installments.  The 2010 Share Incentive Plan was administered by the Stock Option Committee through August 2012, from August 2012 through November 2012, by the Executive Committee of the Board of Directors, from November 2012 through July 2015, by the Board of Directors and since July 2015, by the Compensation Committee, which determines the option price, term and provisions of the 2010 Benefits.  The 2010 Share Incentive Plan terminates with respect to additional grants on July 14, 2020.  The Board may amend, suspend or terminate the 2010 Share Incentive Plan at any time.

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

Director Independence

Our Board oversees the activities of our management in the handling of the business and affairs of our company.  Our common stock trades on the NASDAQ Capital Markets and we are subject to listing requirements which include the requirement that our Board be comprised of a majority of “independent” directors.  Bruce Johnson, Dr. John Monahan, Lewis Titterton and Richard Williams currently meet the definition of “independent” as defined by the SEC.  The Board of Directors has separately designated audit, nominating and compensation committees. Our director, Dr. Amit Kumar, is an employee of the Company and as such does not qualify as an “independent” director.

Item 14.          Principal Accounting Audit Fees and Services.

 The following table describes fees for professional audit services rendered and billed by Haskell & White LLP, our present independent registered public accounting firm and principal accountant, for the audit of our consolidated financial statements and for other services during fiscal years 2017 and 2016.

Type of Fee	2017	2016

Audit Fees (1)	$81,125	$79,910
Audit Related Fees (2)	19,620	7,500
Tax Fees (3)	24,000	25,025
All Other Fees (4)	49,350	12,450
Total	$174,095	$124,885

(1)   Audit fees for fiscal years 2017 and 2016 represent fees billed for services rendered by Haskell & White LLP for the audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q.

(2)   Audit related fees for fiscal years 2017 and 2016 represent fees billed for services rendered by Haskell & White LLP in connection with our Registration Statements filed during fiscal years 2017 and 2016.

(3)   Tax Fees for fiscal years 2017 and 2016 represent fees billed for services rendered by Haskell & White LLP for the preparation of Federal and State income tax returns.

(4)   All other fees for fiscal years 2017 and 2016 represent fees billed for services rendered by Haskell & White LLP in connection with the preparation of comfort letters and research of various tax subjects.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Board was responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm.  On July 9, 2015, the Board established an Audit Committee which assumed these responsibilities.  Haskell & White LLP’s engagement to conduct our fiscal year 2017 audit was approved by our Board on July 17, 2017.

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b)       Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 on Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 of our Form 8-K, dated September 10, 2014.)
3.5	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated, November 8, 2012.)
3.6	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 on Form 8-K, dated June 25, 2015.)
4.1	Form of Warrant issued to investors in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 4.1 to Form 8-K, dated July 15, 2014.)
4.2	Form of Warrant to be issued to Adaptive Capital LLC (Incorporated by reference to Exhibit 4.2 to our Form 10-K, dated December 7, 2016.).
10.1	2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003.)
10.2	Amendment No. 1 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)
10.3	Amendment No. 2 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)

10.4	Amendment No. 3 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.5	Amendment No. 4 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)
10.6	Amendment No. 5 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)
10.7	Amendment No. 6 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.5 to our Form 8-K, dated July 20, 2010.)
10.8	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.9	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)
10.10	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.11	Amendment No. 3 to the 2010 Share Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
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

10.13	Letter Agreement, dated October 17, 2016, between the Company and Mike Catelani. (Incorporated by reference to Exhibit 10.21 to our Form 10-K, dated December 7, 2016.)
10.14

License Agreement, dated November 13, 2017, between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Filed herewith)  (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission)

10.15

Collaboration Agreement, dated November 17, 2017, between Certainty Therapeutics, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc. (Filed herewith)  (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission)

21	Subsidiaries of ITUS Corporation. (Filed herewith.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 9, 2018. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 9, 2018. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 9, 2018. (Furnished herewith.)

32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 9, 2018. (Furnished herewith.)
99.1

Collaborative Research Agreement, dated July 14, 2015, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Incorporated by reference to Exhibit 99.1 to our Form 10-K, dated December 7, 2016.)  (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

99.2

First Amendment to The Collaborative Research Agreement, dated August 4, 2016, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Incorporated by reference to Exhibit 99.2 to our Form 10-K, dated December 7, 2016.)  (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

99.3

Second Amendment to The Collaborative Research Agreement, dated August 1, 2017, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Filed herewith.)  (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

99.4

Collaborative Research Agreement, dated August 4, 2016, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 99.2 to our Form 10-K, dated December 7, 2016.)  (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board, President and
January 9, 2018		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board, President and
Chief Executive Officer
January 9, 2018		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and
Chief Financial Officer
(Principal Financial
January 9, 2018		and Accounting Officer)

	By:	/s/ Bruce F. Johnson
Bruce F. Johnson
January 9, 2018		Director

	By:	/s/ John Monahan
Dr. John Monahan
January 9, 2018		Director

	By:	/s/ Lewis H. Titterton, Jr.
Lewis H. Titterton, Jr.
January 9, 2018		Director

	By:	/s/ Richard H. Williams
Richard H. Williams
January 9, 2018		Director

EXHIBITS

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 on Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 of our Form 8-K, dated September 10, 2014.)
3.5	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated, November 8, 2012.)
3.6	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 on Form 8-K, dated June 25, 2015.)
4.1	Form of Warrant issued to investors in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 4.1 to Form 8-K, dated July 15, 2014.)
4.2	Form of Warrant to be issued to Adaptive Capital LLC (Incorporated by reference to Exhibit 4.2 to our Form 10-K, dated December 7, 2016.).
10.1	2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003.)

10.2	Amendment No. 1 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)
10.3	Amendment No. 2 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.4	Amendment No. 3 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.5	Amendment No. 4 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)
10.6	Amendment No. 5 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)
10.7	Amendment No. 6 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.5 to our Form 8-K, dated July 20, 2010.)
10.8	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.9	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)
10.10	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.11	Amendment No. 3 to the 2010 Share Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
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

10.13	Letter Agreement, dated October 17, 2016, between the Company and Mike Catelani. (Incorporated by reference to Exhibit 10.21 to our Form 10-K, dated December 7, 2016.)
10.14	License Agreement, dated November 13, 2017, between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology. (Filed herewith) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission)
10.15	Collaboration Agreement, dated November 17, 2017, between Certainty Therapeutics, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc. (Filed herewith) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission)
21	Subsidiaries of ITUS Corporation. (Filed herewith.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 9, 2018. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 9, 2018. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 9, 2018. (Furnished herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 9, 2018. (Furnished herewith.)
99.1	Collaborative Research Agreement, dated July 14, 2015, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Incorporated by reference to Exhibit 99.1 to our Form 10-K, dated December 7, 2016.) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)
99.2	First Amendment to The Collaborative Research Agreement, dated August 4, 2016, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Incorporated by reference to Exhibit 99.2 to our Form 10-K, dated December 7, 2016.) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)
99.3	Second Amendment to The Collaborative Research Agreement, dated August 1, 2017, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology (Filed herewith.) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)
99.4	Collaborative Research Agreement, dated August 4, 2016, between Anixa Diagnostic Corporation and The Wistar Institute of Anatomy and Biology. (Incorporated by reference to Exhibit 99.2 to our Form 10-K, dated December 7, 2016.) (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

ITUS Corporation

We have audited the accompanying consolidated balance sheets of ITUS Corporation (the “Company”) as of October 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended October 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years ended October 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

Irvine, California
January 9, 2018

ITUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2017	October 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$3,339,374	$2,488,323
Short–term investments in certificates of deposit	3,500,000	750,000
Prepaid expenses and other current assets	174,566	162,069
Total current assets	7,013,940	3,400,392

Patents, net of accumulated amortization of $1,290,336 and $965,040, respectively	1,745,775	2,071,071
Property and equipment, net of accumulated depreciation of $35,725 and $46,950, respectively	52,701	156,644
Total assets	$8,812,416	$5,628,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$480,324	$373,224
Accrued expenses	409,169	95,532
Total current liabilities	889,493	468,756

Patent acquisition obligation (Note 4)	-	4,171,876
Total liabilities	889,493	4,640,632

Commitments and contingencies (Notes 6 and 7)

Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized, -0- and 140 shares issued and outstanding at October 31, 2017 and 2016, respectively	-	14,000
Common stock, par value $.01 per share; 24,000,000 shares authorized; 16,602,759 and 8,752,387 shares issued and outstanding at October 31, 2017 and 2016, respectively	166,028	87,524
Additional paid-in capital	163,931,079	152,051,144
Accumulated deficit	(156,174,184)	(151,165,193)
Total shareholders’ equity	7,922,923	987,475

Total liabilities and shareholders’ equity	$8,812,416	$5,628,107

The accompanying notes are an integral part of these statements.

ITUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2017	2016

Revenue	$362,500	$300,000

Operating costs and expenses:
Inventor royalties and contingent legal fees	91,451	111,192
Litigation and licensing expenses	13,105	106,224
Amortization of patents	325,296	325,296
Research and development expenses (including non-cash stock option compensation expenses of $288,187 and $259,930, respectively)	1,597,550	1,556,459
Marketing, general and administrative expenses (including non-cash stock option compensation expense of $934,585 and $613,631, respectively)	4,410,682	2,709,841
Total operating costs and expenses	6,438,084	4,809,012

Loss from operations	(6,075,584)	(4,509,012)

Gain on extinguishment of patent acquisition obligation (Note 4)	1,547,608	-

Interest expense (Notes 4 and 5)	(500,455)	(519,946)

Interest income	19,440	12,530

Loss before income taxes	(5,008,991)	(5,016,428)

Provision for income taxes (Note 7)	-	-

Net loss	(5,008,991)	(5,016,428)

Deemed dividend to preferred stockholder (Note 5)	(2,008,775)	-

Net loss attributable to common stockholders	$(7,017,766)	$(5,016,428)

Net loss per share:
Basic and diluted	$(0.58)	$(0.57)

Weighted average common shares outstanding:
Basic and diluted	12,197,340	8,739,453

The accompanying notes are an integral part of these statements.

ITUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2017 and 2016

	Series A Convertible Preferred Stock
					Additional Paid-in Capital		Total Shareholders’ Equity
			Common Stock			Accumulated Deficit
	Shares	Par Value	Shares	Par Value

BALANCE, October 31, 2015	140	$14,000	8,724,878	$87,249	$151,101,117	$(146,148,765)	$5,053,601

Stock option compensation to employees and consultants	-	-	-	-	873,561	-	873,561

Common stock issued upon exercise of stock options	-	-	12,676	127	33,454	-	33,581

Common stock issued to consultants	-	-	10,833	108	31,252	-	31,360

Common stock issued to acquire patents	-	-	4,000	40	11,760	-	11,800

Net Loss	-	-	-	-	-	(5,016,428)	(5,016,428)

BALANCE, October 31, 2016	140	14,000	8,752,387	87,524	152,051,144	(151,165,193)	987,475

Stock option compensation to employees and consultants	-	-	-	-	1,222,772	-	1,222,772

Common stock issued upon exercise of stock options	-	-	40,220	402	6,871	-	7,273

Common stock issued to consultants and directors	-	-	209,463	2,095	484,329	-	486,424

Redemption of convertible preferred stock	(140)	(14,000)	-	-	(3,486,000)	-	(3,500,000)

Common stock issued to repay patent acquisition obligation	-	-	947,606	9,476	2,842,818	-	2,852,294

Common stock issued in shareholder rights offering	-	-	1,989,207	19,892	4,183,410	-	4,203,302

Common stock issued in registered direct offering	-	-	3,425,376	34,254	3,177,534	-	3,211,788

Common stock issued in at-the-market offering	-	-	1,238,500	12,385	3,448,201	-	3,460,586

Net Loss	-	-	-	-	-	(5,008,991)	(5,008,991)

BALANCE, October 31, 2017	-	$-	16,602,759	$166,028	$163,931,079	$(156,174,184)	$7,922,923

The accompanying notes are an integral part of this statement.

ITUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,008,991)	$(5,016,428)
Stock option compensation to employees and consultants	1,222,772	873,561
Common stock issued to consultants and directors	486,424	31,360
Amortization of patents	325,296	325,296
Accretion of interest on patent acquisition obligations to interest expense	228,026	519,946
Common stock issued to acquire patent license	-	11,800
Depreciation and amortization of property and equipment	43,216	33,333
Loss on disposal of property and equipment	45,915	-
Gain on extinguishment of patent acquisition obligation	(1,547,608)	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(12,497)	(35,541)
Accounts payable	107,100	(1,479)
Accrued expenses	313,637	89,470
Royalties and contingent legal fees payable	-	(213,017)
Net cash used in operating activities	(3,796,710)	(3,381,699)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(5,501,000)	(1,900,000)
Proceeds from maturities of short-term investments in certificates of deposit	2,751,000	3,550,000
Proceeds from sale of property and equipment	45,000	-
Purchase of property and equipment	(30,188)	(146,521)
Net cash (used in) provided by investing activities	(2,735,188)	1,503,479

Cash flows from financing activities:
Proceeds from sale of common stock in shareholder rights offering	4,203,302	-
Proceeds from sale of common stock in registered direct offering	3,211,788	-
Proceeds from sale of common stock in at-the-market offering	3,460,586	-
Redemption of convertible preferred stock	(500,000)	-
Payments made on secured debenture	(3,000,000)	-
Proceeds from exercise of employee stock options	7,273	33,581
Royalty payment applied to patent acquisition obligation	-	(36,257)
Net cash provided by (used in) financing activities	7,382,949	(2,676)

Net increase (decrease) in cash and cash equivalents	851,051	(1,880,896)
Cash and cash equivalents at beginning of year	2,488,323	4,369,219
Cash and cash equivalents at end of year	$3,339,374	$2,488,323

Supplemental cash flow information:
Cash payments for interest	$272,429	$-

Supplemental disclosure of non-cash financing activities:
Redemption of Series A convertible preferred stock into secured debenture (Note 5)	$3,000,000	$-
Common stock issued to pay patent acquisition obligation (Note 4)	$2,852,294	$-

The accompanying notes are an integral part of these statements.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “ITUS” means ITUS Corporation and its wholly-owned subsidiaries.  From inception through October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  Commencing in October 2012 the primary operations of the Company involved the development, acquisition, licensing, and enforcement of patented technologies that were either owned or controlled by the Company.

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation (“Anixa”), to develop a platform for non-invasive blood tests for the early detection of cancer.  That platform is called Cchek™.  In July of 2015, ITUS announced a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating our cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood which we identified and which are known to be associated with malignancies.  In August of 2016 and again in August of 2017, ITUS announced the renewal and expansion of our relationship with Wistar.

From October of 2015 through January of 2017, ITUS announced that we had demonstrated the efficacy of our Cchek™ early cancer detection platform with 15 different types of cancer, including:  breast, lung, colon, melanoma, ovarian, liver, thyroid, pancreatic, appendiceal, uterine, osteosarcoma, leiomyosarcoma, liposarcoma, vulvar and prostate.  Breast, lung, colon and prostate cancers represent the four largest categories of cancer worldwide.

In November of 2017, the Company announced the formation of a new subsidiary, Certainty Therapeutics, Inc. (“Certainty”), to develop immuno-therapy drugs against cancer.  Certainty entered into a license agreement with Wistar pursuant to which Certainty was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Wistar relating to Wistar’s chimeric endocrine receptor targeted therapy technology (such technology being akin to chimeric antigen receptor T-cell (“CAR-T”) technology).  We plan to initially focus on the development of a treatment for ovarian cancer, but we also may pursue future applications of the technology for the development of treatments for additional solid tumors.

On November 20, 2017, we announced that Certainty entered into a collaboration agreement with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”) to advance toward human clinical testing the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer.  Certainty intends to work with researchers at Moffitt to complete studies necessary to submit an Investigational New Drug application with the U.S. Food and Drug Administration.

Over the next several quarters, we expect Cchek™ and Certainty’s ovarian cancer treatment to be the primary focus of the Company.  As part of our legacy operations, the Company remains engaged in limited patent licensing activities in the area of encrypted audio/video conference calling.  We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Over the past several quarters, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation.  In addition to Anixa and Certainty, the Company may make investments in and form new companies to develop additional emerging technologies.

Funding

As of the date of filing of our last annual report on Form 10-K, there was substantial doubt about our ability to continue as a going concern due to the limited amount of cash, cash equivalents and short-term investments we held as compared to our projected cash needs for the ensuing 12 months.  We evaluated our cash position and future plans for the Company and embarked on a plan to ensure we had sufficient resources to execute our plans.  Accordingly, over the past twelve months, we raised nearly $12 million through multiple financing arrangements, including a shareholder rights offering, a registered direct offering, and an at-the-market equity offering, and satisfied debt obligations through payments of cash and common stock.  With no significant debt and approximately $6.8 million in cash, cash equivalents and short-term investments as of October 31, 2017, we believe that we have alleviated substantial doubt about our ability to continue as a going concern.

Based on currently available information as of January 9, 2018, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  We may seek to obtain working capital during our fiscal year ended 2018 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the year ended October 31, 2017, cash used in operating activities was approximately $3,797,000.  Cash used in investing activities was approximately $2,735,000, resulting from the purchase of certificates of deposit totaling $5,501,000 which was offset by the proceeds on maturities of certificates of deposit totaling $2,751,000 and the sale of property and equipment of $45,000 offset by the purchase of property and equipment of approximately $30,000.  Cash provided by financing activities was approximately $7,383,000, resulting from the sale of common stock in a shareholder rights offering, an at-the-market offering and a registered direct offering of approximately $4,203,000, $3,461,000 and $3,212,000, respectively, and the proceeds from exercise of stock options of approximately $7,000, offset by payments made on a secured debenture of $3,000,000 and redemption of convertible preferred stock of $500,000.  As a result, our cash, cash equivalents, and short-term investments at October 31, 2017 increased approximately $3,601,000 to approximately $6,839,000 from approximately $3,238,000 at the end of fiscal year 2016.

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

Research and Development Expenses

Research and development expenses, consisting primarily of employee compensation, payments to third parties for research and development activities and other direct costs associated with developing a platform for non-invasive blood tests for early detection of cancer, are expensed in the consolidated financial statements in the year incurred.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  In accordance with ASC 820, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2017:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$3,079,282	$-	$-	$3,079,282
Certificates of deposit - Short term investments	-	3,500,000	-	3,500,000
Total financial assets	$3,079,282	$3,500,000	$-	$6,579,282

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2016:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$1,899,136	$-	$-	$1,899,136
Certificates of deposit - Short term investments	-	750,000	-	750,000
Total financial assets	$1,899,136	$750,000	$-	$2,649,136

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Patent acquisition obligation:
Balance October 31, 2015	$3,688,187
Accretion of interest on patent obligation	519,946
Royalty payment applied to patent acquisition obligation	(36,257)
Balance October 31, 2016	4,171,876
Accretion of interest on patent obligation	228,026
Extinguishment of patent obligation	(4,399,902)
Balance October 31, 2017	$-

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

Cash and Cash Equivalents

Cash equivalents consists of highly liquid, short-term investments with original maturities of three months or less when purchased.

Short-term Investments

            At October 31, 2017 and 2016, we had certificates of deposit with maturities greater than 90 days and less than 12 months when acquired of $3,500,000 and $750,000, respectively, that were classified as short-term investments and reported at fair value.

Patents

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  No patent acquisition costs were capitalized during the years ended October 31, 2017 and 2016.  We recorded patent amortization expense of approximately $325,000 and $325,000 during the years ended October 31, 2017 and 2016, respectively.

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

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service based options and performance based options on the date of grant, using the Black-Scholes pricing model.  For options vesting if the trading price of the Company’s common stock achieves a defined target, we use a Monte Carlo simulation in estimating the fair value at grant date. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  With respect to performance based awards, compensation expense is recognized when the performance target is deemed probable.  We recorded stock-based compensation expense, related to stock options granted to employees and directors, of approximately $1,223,000 and $874,000, during the years ended October 31, 2017 and 2016, respectively.

Included in stock-based compensation cost for employees and directors during the years ended October 31, 2017 and 2016 was approximately $967,000 and $393,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of October 31, 2017, there was unrecognized compensation cost related to non-vested stock options granted to employees and directors, related to service based options of approximately $1,091,000, which will be recognized over a weighted-average period of 1.7 years.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded consulting expense, related to stock options granted to consultants, during the years ended October 31, 2017 and 2016 of approximately $3,000 and $-0-, respectively.  Stock-based consulting expense for the years ended October 31, 2017 and 2016 did not include any amortization of compensation cost for stock options granted in prior periods but vested in the current period.  As of October 31, 2017, there was unrecognized consulting expense related to non-vested stock options granted to consultants, related to service based options of approximately $44,000, which will be recognized over a weighted-average period of 2.1 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options which vest over a specific period of time.  The stock options we granted during the year ended October 31, 2017 consisted of awards with 10-year terms that vest over 6 to 48 months. The stock options we granted during the year ended October 31, 2016 consisted of awards with 10-year terms that vest over 6 to 36 months

The following weighted average assumptions were used in estimating the fair value of stock options granted during the years ended October 31, 2017 and 2016:

	For the Year Ended October 31,

	2017	2016
Weighted average fair value at grant date	$1.72	$2.84
Valuation assumptions:
Expected life (years)	5.63	5.70
Expected volatility	119.2%	181.1%
Risk-free interest rate	1.94%	1.26%
Expected dividend yield	0%	0%

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.  We use the simplified method, which is a weighted average of the vesting term and contractual term, to determine expected term.  The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations and the change in terms from historical options which vested immediately to terms including vesting periods of up to three years.  Under the Black-Scholes pricing model, we estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the options.  We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants.  We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

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

Net Loss Per Share of Common Stock

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2017 and 2016, were options to purchase 3,447,846 and 3,086,472 shares, respectively, warrants to purchase 829,400 shares and 707,379 shares, respectively, preferred stock convertible into -0- and 739,958 shares, respectively.

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

Effect of Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  This standard update is effective for interim and annual reporting periods beginning after December 15, 2016, and were to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  In July 2015, a one-year deferral of the effective date of the new guidance was approved.  We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements and related disclosures.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”).  This amendment requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods ending after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption.  We have provided additional footnote disclosure to our consolidated financial statements in accordance with ASU 2014-15 upon adoption of this amendment.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (“ASU 2015-17”) to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet.  Adoption of this standard is required for annual periods beginning after December 15, 2016.  We do not anticipate that the adoption of this amendment will have an impact on our consolidated financial statements and related disclosures as we currently do not present deferred tax assets or liabilities.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”) that changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. We adopted ASU 2016-09 on November 1, 2017.  We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements and related disclosures.

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

In July 2017, the FASB issued Accounting Standards Update 2017-11 (“ASU 2017-11”) which changes the accounting for equity instruments that include a down round feature.  For public entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  Early adoption is permitted.  We do not anticipate the adoption of this amendment will have an impact on our consolidated financial statements and related disclosures as we currently do not have any such equity instruments.

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

One licensee accounted for 100% of revenues from patent licensing activities during fiscal year 2017.  Two licensees accounted for 67% and 33%, respectively, of revenues from patent licensing activities during fiscal year 2016.

3.         ACCRUED EXPENSES

Accrued liabilities consist of the following as of:

	October 31,
	2017	2016
Accrued severance costs	$237,563	$-
Payroll and related expenses	51,643	49,901
Accrued other	119,963	45,631
	$409,169	$95,532

4.         PATENT ACQUISITION OBLIGATION

In November 2013, we incurred a patent acquisition obligation due no later than November 2017 related to the acquisition of patents.  The payment due in November 2017 was payable at the option of the Company in cash or common stock.  We recorded interest expense of approximately $228,000 and $520,000, respectively, for the years ended October 31, 2017 and 2016, for the accretion of interest on patent acquisition obligation.

            On March 27, 2017, the Company issued 947,606 shares of common stock in satisfaction of the obligation.  The carrying value of the patent acquisition obligation at the date of extinguishment was approximately $4,400,000.  The fair value of the shares of common stock issued to satisfy the obligation on the date of extinguishment was approximately $2,843,000, resulting in the recognition of a gain on the debt extinguishment of approximately $1,548,000.

5.         SHAREHOLDERS’ EQUITY

Common Stock Issuances

We account for stock granted to employees, directors and consultants based on the grant date market price of the underlying common stock.   During the years ended October 31, 2017 and 2016, we issued 9,463 shares and 10,833 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the years ended October 31, 2017 and 2016 of approximately $32,000 and $31,000, respectively, for shares of common stock issued to consultants.  During the year ended October 31, 2017 we issued 200,000 shares to directors for services rendered and recorded expense of $454,000.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plans

As of October 31, 2017, we have two stock option plans: the ITUS Corporation 2003 Share Incentive Plan (the “2003 Share Plan”) and the ITUS Corporation 2010 Share Incentive Plan (the “2010 Share Plan”) which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

          The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  The 2003 Share Plan was administered by the Board of Directors or committees thereof, which determined the option price, term and provisions of each option.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013.

Information regarding the 2003 Share Plan for the two years ended October 31, 2017 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2015	366,200	$17.86
Exercised	(11,080)	$2.58
Forfeited	(129,520)	$17.72
Options Outstanding at October 31, 2016	225,600	$18.69
Exercised	(5,800)	$1.39
Forfeited	(189,200)	$21.55
Options Outstanding and Exercisable at October 31, 2017	30,600	$3.16	$20,148

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of October 31, 2017:

		Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding

$ 0.67 - $ 17.50	30,600	1.13	$3.16

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to key employees and consultants.  On the first business day of each calendar year the maximum aggregate number of shares available for future issuance is replenished such that 800,000 shares are available.  The 2010 Share Plan is administered by the Board of Directors or committees thereof, which determines the option price, term and provisions of each option. The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of October 31, 2017, the 2010 Share Plan had 69,226 shares available for future grants.

Information regarding the 2010 Share Plan as of October 31, 2017 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2015	526,272	$3.33
Granted	557,000	$2.92
Exercised	(2,400)	$4.25
Options Outstanding at October 31, 2016	1,080,872	$3.12
Granted	682,000	$2.03
Exercised	(44,400)	$0.67
Forfeited	(81,226)	$6.20
Options Outstanding at October 31, 2017	1,637,246	$1.50	$1,381,380
Options Exercisable at October 31, 2017	909,024	$1.72	$721,433

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
					Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.67	1,001,000	8.14	$0.67	522,778	7.09	$0.67
$2.27 - $7.00	636,246	6.69	$2.80	386,246	4.62	$3.14

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to purchase 1,660,000 shares and 120,000 shares, respectively.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding stock options that were not granted under the 2003 Share Plan or the 2010 Share Plan for the two years ended October 31, 2017 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares

Options Outstanding and exercisable at October 31, 2016	1,780,000	$2.70
Options Outstanding and exercisable at October 31, 2017	1,780,000	$1.58	$1,443,480

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan or the 2010 Share Plan as of October 31, 2017:

		Weighted Average Remaining Contractual Life (in years)
	Number Outstanding and Exercisable		Weighted Average Exercise Price
Range of Exercise Prices

$0.67	1,046,000	4.91	$0.67
$ 2.58 - $ 5.56	734,000	4.36	$2.88

Re-Priced Stock Options

On September 6, 2017 the Board of Directors re-priced 2,029,600 issued and outstanding stock options (the “Re-Priced Options”) for all of the officers, directors and employees of the Company.  The new exercise price of the Re-Priced Options is $0.67, the closing sales price of the Company’s common stock on September 6, 2017.  All other terms of the previously granted Re-Priced Options remain the same.  The Company recorded additional stock-based compensation of approximately $261,000, as of September 6, 2017, related to this re-pricing.  This amount was determined to be the incremental value of the fair value of the Re-Priced Options compared to the fair value of the original option immediately before the re-pricing.  Accordingly, 18,200 stock options in the 2003 Share Plan with exercise prices of $2.58, 965,400 stock options in the 2010 Share Plan with exercise prices ranging from $0.82 to $5.30 and 1,046,000 stock options that were not granted under the 2003 Share Plan or the 2010 Share plan with exercise prices of $2.58, were re-priced.

Preferred Stock

On November 11, 2016, the holder of all our outstanding Series A Preferred Stock (the “Series A Preferred”) with an aggregate stated value of $3,500,000 exercised its right of redemption to receive such amount from proceeds from the sale of the Company’s equity securities.  On December 6, 2016, we entered into an agreement with the holder of the Series A Preferred setting forth the terms under which such redemption would take place (the “Series A Redemption Terms”).  Pursuant to the Series A Redemption Terms, on December 9, 2016 the holder of the Series A Preferred received (i) $500,000 in cash, (ii) a 12% secured debenture evidencing the remaining $3,000,000 amount to be redeemed, $1,000,000 of which was due on or before June 1, 2017 and the remainder of which was due November 11, 2017 (the “Redemption Debenture”), and (iii) a 5 year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price equal to 10% below the thirty (30) day volume weighted average closing price of our common stock at closing (the “Redemption Warrant”). The Redemption Debenture was secured by a lien on the Company’s assets and prohibited the Company from incurring any senior indebtedness other than equipment financing in connection with the Company’s business.  The Redemption Debenture was paid in full during fiscal year 2017.  Interest expense during the year ended October 31, 2017 in connection with the Redemption Debenture was approximately $272,000.

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Purchase Warrants

As of October 31, 2017, we had warrants to purchase 10,000 shares and 10,000 shares of common stock at $9.25 and $13.875 per share, respectively, expiring on August 19, 2019, warrants to purchase 309,400 shares of common stock at $10.00 per share expiring on July 15, 2019 and warrants to purchase 500,000 shares of common stock at $5.03 per share expiring on November 30, 2021.

6.         COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to a lease that expires September 30, 2019.  Our base rent is approximately $4,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs.  We also lease approximately 3,000 square feet of office space at 12100 Wilshire Boulevard, Los Angeles, California (our former executive offices) from an unrelated party pursuant to a lease that expires May 31, 2019.  Our base rent is approximately $11,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs.

During the fourth quarter of fiscal 2017 we vacated the office space at 12100 Wilshire Boulevard, Los Angeles, California and as of October 31, 2017 we have accrued an expense of approximately $84,000 related to future rents of the unused facilities.  As of October 31, 2017, our non-cancelable operating lease commitments for the years ending October 31, 2018 and 2019 were approximately $182,000 and $125,000, respectively.  Rent expense for the years ended October 31, 2017 and 2016, was approximately $229,000 and $188,000, respectively.

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

ITUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2017	2016
Federal:
Current	$-	$-
Deferred	(12,534,000)	(1,631,000)
State:
Current	-	-
Deferred	(4,351,000)	(134,000)
Adjustment to valuation allowance related to net deferred tax assets	16,885,000	1,765,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2017 and 2016, are as follows:

	2017	2016
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$18,961,000	$33,079,000
Deferred compensation	3,718,000	6,232,000
Intangibles	543,000	713,000
Other	205,000	289,000
Subtotal	23,427,000	40,313,000

Less: valuation allowance	(23,427,000)	(40,313,000)
Deferred tax asset, net	$-	$-

 As of October 31, 2017, we had tax net operating loss and tax credit carryforwards of approximately $83,579,000 and $1,257,000, respectively, available within statutory limits (expiring at various dates between 2018 and 2037), to offset any future regular Federal corporate taxable income and taxes payable.  If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital.  Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of October 31, 2017, management has not determined the extent of any such limitations, if any.

            As a result of the change in future Federal statutory tax rates due to the passing of the Tax Cuts and Jobs Act of 2017, management has determined that the deferred tax assets and liabilities should no longer be valued at a federal statutory rate of 34% but rather at the rate in which the benefit of the deferred tax asset or liability will be realized by the Company.  As such, the Federal statutory rate used to value the Company's deferred tax assets and liabilities is 21%.

We had New York and California tax net operating loss carryforwards of approximately $72,483,000 and $9,656,000, respectively, as of October 31, 2017, available within statutory limits (expiring at various dates between 2018 and 2037), to offset future corporate taxable income and taxes payable, if any, under certain computations of such taxes.

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

	Year Ended October 31,
	2017		2016
Income tax benefit at U.S. Federal statutory income Tax rate	$(1,703,000)	(34.0%)	$(1,706,000)	(34.0%)
State income taxes	(443,000)	(8.84%)	(411,000)	(8.2%)
Permanent differences	(10,000)	(0.20%)	2,000	0.1%
Expiring net operating losses, credits and other	-	-	350,000	7.0%
Rate Changes	19,041,000	380.13%	-	-
Change in valuation allowance	(16,885,000)	(337.09%)	1,765,000	35.1%
Income tax provision	$-	0.0%	$-	0.0%

During the two fiscal years ended October 31, 2017, we incurred no Federal and no State income taxes.  We have no unrecognized tax benefits as of October 31, 2017 and 2016 and we account for interest and penalties related to income tax matters in marketing, general and administrative expenses.  Tax years to which our net operating losses relate remain open to examination by Federal authorities and other jurisdictions to the extent which the net operating losses have yet to be utilized.