Form 10-Q
period 2017-12-01
ITUS Corp
filed 2018-03-09
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

On March 5, 2018, the registrant had outstanding 16,631,191 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,846,863	$3,339,374
Short-term investments in certificates of deposit	2,650,000	3,500,000
Prepaid expenses and other current assets	278,496	174,566
Total current assets	5,775,359	7,013,940

Patents, net of accumulated amortization of $1,371,660 and $1,290,336, respectively	1,664,451	1,745,775
Property and equipment, net of accumulated depreciation of $39,756 and $35,725, respectively	50,828	52,701
Total assets	$7,490,638	$8,812,416

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$416,925	$480,324
Accrued expenses	669,633	409,169
Total current liabilities	1,086,558	889,493

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 24,000,000 shares authorized; 16,631,191 and 16,602,759 shares issued and outstanding, respectively	166,312	166,028
Additional paid-in capital	164,281,744	163,931,079
Accumulated deficit	(158,012,256)	(156,174,184)
Total shareholders’ equity	6,435,800	7,922,923
Noncontrolling interest (Note 1)	(31,720)	-
Total equity	6,404,080	7,922,923

Total liabilities and equity	$7,490,638	$8,812,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended January 31,

	2018	2017
Revenue	$-	$-

Operating costs and expenses:
Inventor royalties, contingent legal fees and litigation and licensing expenses related to patent assertion	25,353	2,121
Amortization of patents	81,324	81,324
Research and development expenses (including non-cash stock option compensation expense of $40,057 and $79,700, respectively)	777,873	451,630
General and administrative expenses (including non-cash stock option compensation expense of $226,916 and $180,037 respectively)	990,036	859,885
Total operating costs and expenses	1,874,586	1,394,960

Loss from operations	(1,874,586)	(1,394,960)

Interest expense	-	(195,299)

Interest income	9,112	999

Loss before income taxes	(1,865,474)	(1,589,260)

Provision for income taxes	-	-

Net loss	(1,865,474)	(1,589,260)

Less: Net loss attributable to noncontrolling interest	(27,402)	-

Net loss attributable to common shareholders before deemed dividend	(1,838,072)	(1,589,260)

Deemed dividend to preferred shareholder (Note 6)	-	(2,008,775)

Net loss attributable to common shareholders	$(1,838,072)	$(3,598,035)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.11)	$(0.41)

Weighted average common shares outstanding:
Basic and diluted	16,610,770	8,755,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JANUARY 31, 2018 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, October 31, 2017	16,602,759	$166,028	$163,931,079	$(156,174,184)	$7,922,923	$-	$7,922,923

Stock option compensation to employees and directors	-	-	214,427	-	214,427	-	214,427

Stock option compensation to consultants	-	-	52,546	-	52,546	-	52,546

Common stock issued upon exercise of stock options	23,085	231	(231)	-	-	-	-

Common stock issued to consultants	5,347	53	14,949	-	15,002	-	15,002

Issuance of noncontrolling interest in Certainty Therapeutics, Inc	-	-	68,974	-	68,974	(4,318)	64,656

Net loss	-	-	-	(1,838,072)	(1,838,072)	(27,402)	(1,865,474)

Balance, January 31, 2018	16,631,191	$166,312	$164,281,744	$(158,012,256)	$6,435,800	$(31,720)	$6,404,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITUS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended January 31,
2018		2017
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(1,865,474)	$(1,589,260)
Stock option compensation to employees and directors	214,427	259,737
Stock option compensation to consultants	52,546	-
Common stock issued to consultants	15,002	17,811
Depreciation of property and equipment	4,391	10,505
Amortization of patents	81,324	81,324
Accretion of interest on patent acquisition obligations to interest expense	-	141,299
Issuance of noncontrolling interest in Certainty Therapeutics, Inc. expensed as a license fee	64,656	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(103,930)	93,480
Accounts payable	(63,399)	167,453
Accrued expenses	260,464	87,738
Net cash used in operating activities	(1,339,993)	(729,913)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(1,250,000)	-
Proceeds from maturities of short-term investments in certificates of deposit	2,100,000	150,000
Purchase of property and equipment	(2,518)	(14,121)
Net cash provided by investing activities	847,482	135,879

Cash flows from financing activities:
Redemption of convertible preferred stock	-	(500,000)
Proceeds from exercise of employee stock options	-	5,665
Net cash used in by financing activities	-	(494,335)

Net decrease in cash and cash equivalents	(492,511)	(1,088,369)
Cash and cash equivalents at beginning of period	3,339,374	2,488,323
Cash and cash equivalents at end of period	$2,846,863	$1,399,954

Supplemental disclosure of non-cash financing activities:
Redemption of Series A convertible preferred stock into secured debenture (Note 6)	$-	$(3,000,000)

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

In November of 2017, the Company announced the formation of a new subsidiary, Certainty Therapeutics, Inc. (“Certainty”), to develop immuno-therapy drugs against cancer.  Certainty entered into a license agreement with Wistar pursuant to which Certainty was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Wistar relating to Wistar’s chimeric endocrine receptor targeted therapy technology (such technology being akin to chimeric antigen receptor T-cell (“CAR-T”) technology).  We plan to initially focus on the development of a treatment for ovarian cancer, but we also may pursue future applications of the technology for the development of treatments for additional solid tumors.  The license agreement requires Certainty to make certain cash and equity payments to Wistar.  With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty.

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

On January 29, 2018, we announced the results of a study augmenting data from our preliminary study released in December 2016. The majority of patient samples collected for this study were from breast cancer and prostate cancer patients, but several other types were also included. With the additional cancers included in this study, we have now demonstrated our technology with 20 types of cancer from solid tumors. In addition to the 15 cancer types noted above, we have evaluated bladder, cervical, head and neck, gastric and testicular cancers.

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

Funding and Management’s Plans

During the three months ended January 31, 2018, cash used in operating activities was approximately $1,340,000.  Net cash provided by investing activities was approximately $847,000, which reflects the purchase of certificates of deposit totaling $1,250,000, offset by proceeds from the sale or maturity of certificates of deposit totaling $2,100,000 and the purchase of property and equipment of approximately $3,000.  As a result, our cash, cash equivalents and short-term investments at January 31, 2018 decreased by approximately $1,342,000 to approximately $5,497,000 from approximately $6,839,000 at the end of fiscal year 2017.

 Based on currently available information as of March 8, 2018, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  We may seek to obtain working capital during our fiscal year ending 2018 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our shareholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2017.  The accompanying October 31, 2017 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of January 31, 2018, and results of operations and cash flows for the interim periods represented.  The results of operations for the three months ended January 31, 2018 are not necessarily indicative of the results to be expected for the entire year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity.  The following table sets forth the changes in noncontrolling interest for the three months ended January 31, 2018:

Balance October 31, 2017	$0
Issuance of noncontrolling interest in Certainty	(4,318)
Net loss attributable to noncontrolling interest	(27,402)
Balance January 31, 2018	$(31,720)

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Patent Licensing Revenue

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

Intangible Assets

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  We did not capitalize any patent acquisition costs during the three months ended January 31, 2018 and 2017.  We recorded patent amortization expense of approximately $81,000 during each of the three-month periods ended January 31, 2018 and 2017, respectively.

2.         STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for service based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to ten years.  We recorded stock-based compensation expense related to stock options granted to employees and directors of approximately $214,000 and $260,000 during the three months ended January 31, 2018 and 2017, respectively.

For service based stock options granted to consultants we estimate the fair value of the stock options and recognize expense at each reporting period using the Black-Scholes pricing model.  We recorded stock-based compensation expense related to stock options granted to consultants of approximately $53,000 and $-0- during the three months ended January 31, 2018 and 2017, respectively.

Stock Option Activity

During the three months ended January 31, 2018 and 2017, we granted options to purchase 50,000 shares and 106,000 shares of common stock, respectively, to employees, directors and consultants at weighted average exercise prices of $2.30 and $5.00 per share, respectively, pursuant to the ITUS Corporation 2010 Share Incentive Plan (the "2010 Share Plan”).  During the three months ended January 31, 2018 and 2017, stock options to purchase 28,600 and 2,200 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $-0- and $6,000, respectively.  Under certain circumstances, stock options may be exercised on a cashless basis.  During the three months ended January 31, 2018 and 2017, 5,515 and -0- shares of common stock, respectively, were withheld in connection with cashless exercises of stock options.

Stock Option Plans

As of January 31, 2018, we have two stock option plans:  the ITUS Corporation 2003 Share Incentive Plan (the "2003 Share Plan") and the 2010 Share Plan, which were adopted by our Board of Directors on April 21, 2003 and July 14, 2010, respectively.

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the three months ended January 31, 2018 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	30,600	$3.16
Exercised	(10,600)	$0.67
Forfeited	(5,600)	$3.63
Options Outstanding and exercisable at January 31, 2018	14,400	$4.81	$17,280

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of January 31, 2018:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$ 0.67 - $17.50	14,400	1.31	$4.81

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of January 31, 2018, the 2010 Share Plan had 802,450 shares available for future grants.  Information regarding the 2010 Share Plan for the three months ended January 31, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	1,637,246	$1.50
Granted	50,000	$2.30
Exercised	(18,000)	$0.67
Forfeited	(4,800)	$3.80
Options Outstanding at January 31, 2018	1,664,446	$1.52	$3,752,696
Options Exercisable at January 31, 2018	1,013,106	$1.72	$2,120,876

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)
						Weighted Average Exercise Price
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.67	983,000	7.40	$0.67	556,754	6.18	$0.67
$ 2.27 - $ 7.00	681,446	6.00	$2.75	456,352	4.61	$2.99

In addition to options granted under the 2003 Share Plan and the 2010 Share Plan, the Board of Directors approved the grant of stock options to purchase 1,780,000 shares.  Information regarding stock options outstanding that were not granted under the 2003 Plan or the 2010 Plan for the three months ended January 31, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	1,780,000	$1.58
Options Outstanding and exercisable at January 31, 2018	1,780,000	$1.58	$3,953,820

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan or the 2010 Share Plan as of January 31, 2018:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$0.67	1,046,000	4.66	$0.67
$ 2.58-$ 5.56	734,000	4.11	$2.88

Stock Awards

We account for stock awards granted to employees, directors and consultants based on the grant date market price of the underlying common stock.  During the three months ended January 31, 2018 and 2017, we issued 5,347 shares and 3,463 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the three months ended January 31, 2018 and 2017 of approximately $15,000 and $18,000, respectively, for the shares of common stock issued to consultants.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2018:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$2,470,624	$-	$-	$2,470,624
Certificates of deposit – Short-term investments	-	2,650,000	-	2,650,000
Total financial assets	$2,470,624	$2,650,000	$-	$5,120,624

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2017:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$3,079,282	$-	$-	$3,079,282
Certificates of deposit – Short term investments	-	3,500,000	-	3,500,000
Total financial assets	$3,079,282	$3,500,000	$-	$6,579,232

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

4.         SHORT-TERM INVESTMENTS

At January 31, 2018 and October 31, 2017, we had certificates of deposit of $2,650,000 and $3,500,000, respectively, which were classified as short-term investments and reported at fair value.

5.         ACCRUED EXPENSES

Accrued expense consist of the following as of:

	January 31, 2018	October 31, 2017

Accrued severance costs	161,475	237,563
Payroll and related expenses	178,916	51,643
Accrued collaborative research and license expenses	220,431	-
Accrued other	108,811	119,963
	$669,633	$409,169

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

The difference between the fair value of the consideration given to the holder of our Series A Preferred and the carrying value of the Series A Preferred represents a return to the preferred shareholder which is treated in a similar manner as that of dividends paid on preferred stock.  In the redemption, the Series A Preferred holder received $500,000 in cash, the Redemption Debenture with a present value of approximately $2,999,000 and the Redemption Warrant with a fair value of approximately $2,801,000, determined using the Black Scholes pricing model, and waived the Series A Preferred’s conversion right with an intrinsic value of approximately $792,000, resulting in total consideration given to the Series A Preferred holder of approximately $5,508,000.  The difference between the fair value of the consideration and the $3,500,000 carrying value of the Series A Preferred resulted in a deemed dividend to the Series A Preferred holder of approximately $2,008,000.

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

Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the three months ended January 31, 2018 and 2017, were stock options to purchase 3,458,846 and 3,162,272 shares, respectively, and warrants to purchase 829,400 and 837,405 shares, respectively.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17 (“ASU 2015-17”) to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet.  Adoption of this standard is required for annual periods beginning after December 15, 2016.  The adoption of this amendment did not have an impact on our consolidated financial statements and related disclosures as we currently do not present deferred tax assets or liabilities.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”) that changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. We adopted ASU 2016-09 on November 1, 2017 and the adoption did not have an impact on our consolidated financial statements and related disclosures.

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

9.         INCOME TAXES

We file Federal, New York, California and Pennsylvania state income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1998.  We account for interest and penalties related to income tax matters, if any, in general and administrative expenses. There are no unrecognized income tax benefits as of January 31, 2018 and October 31, 2017.

We recognize deferred tax assets and liabilities for the estimated future tax effects of events that have been recognized in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have substantial net operating loss carryforwards for Federal, New York State and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382. We have provided a full valuation allowance against our deferred tax asset due to our historical pre-tax losses and the uncertainty regarding the realizability of these deferred tax assets.

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

In November of 2017, the Company announced the formation of a new subsidiary, Certainty Therapeutics, Inc. (“Certainty”), to develop immuno-therapy drugs against cancer.  Certainty entered into a license agreement with Wistar pursuant to which Certainty was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Wistar relating to Wistar’s chimeric endocrine receptor targeted therapy technology (such technology being akin to chimeric antigen receptor T-cell (“CAR-T”) technology).  We plan to initially focus on the development of a treatment for ovarian cancer, but we also may pursue future applications of the technology for the development of treatments for additional solid tumors.  The license agreement requires Certainty to make certain cash and equity payments to Wistar.  With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty.

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

On January 29, 2018, we announced the results of a study augmenting data from our preliminary study released in December 2016. The majority of patient samples collected for this study were from breast cancer and prostate cancer patients, but several other types were also included. With the additional cancers included in this study, we have now demonstrated our technology with 20 types of cancer from solid tumors. In addition to the 15 cancer types noted above, we have evaluated bladder, cervical, head and neck, gastric and testicular cancers.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2018 compared with three months ended January 31, 2017

Revenue

We had no revenue during the three-month periods ended January 31, 2018 and 2017.

Inventor Royalties, Contingent Legal Fees and Litigation and Licensing Expenses Related to Patent Assertion

Inventor royalties, contingent legal fees and litigation and licensing expenses related to patent assertion activities were approximately $25,000 in the three months ended January 31, 2018 compared to approximately $2,000 in the comparable prior year period due to expenses related to continuing litigation.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $81,000 in each of the three-month periods ended January 31, 2018 and 2017, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Research and Development Expenses

Research and development expenses are related to the development of our early cancer detection and cancer immune-therapy drug platforms and increased by approximately $326,000 to approximately $778,000 in the three months ended January 31, 2018, from approximately $452,000 in the three months ended January 31, 2017.  The increase in research and development expenses was primarily due to an increase in costs related to our collaboration and license agreements with Wistar and the initiation of our collaboration agreement with Moffitt of approximately $363,000 and an increase in employee compensation and related costs, other than stock option expense, of approximately $42,000, offset by a decrease in employee stock option expense of approximately $40,000 and a decrease in patent development costs of approximately $26,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $130,000 to approximately $990,000 in the three months ended January 31, 2018, from approximately $860,000 in the three months ended January 31, 2017. The increase in general and administrative expenses was principally due to an increase in legal and accounting fees of approximately $120,000 due primarily to potential strategic transactions, the commencement and subsequent termination of an at-the-market equity program and the special shareholder meeting scheduled for March 2018, an increase in consultant stock option expense of approximately $53,000 and an increase in consultant fees of approximately $22,000, offset by a decrease in employee compensation of approximately $70,000.

Interest Expense

Interest expense decreased from approximately $195,000 in the three months ended January 31, 2017 to $-0- in the current period due to the payment in full of the patent acquisition obligation and the secured debenture during fiscal year 2017.

Interest Income

Interest income increased by approximately $8,000 to approximately $9,000 in the three months ended January 31, 2018, from approximately $1,000 in the comparable prior year period as a result of additional cash on hand.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest of approximately $27,000 in the three months ended January 31, 2018 represents Wistar’s 5% ownership interest in Certainty’s net loss for the three-month period.

Deemed Dividend to Preferred Shareholder

The deemed dividend to preferred shareholder of approximately $2,009,000 in 2017 resulted from the redemption of our Series A Preferred.  The difference between the fair value of the consideration given to the holder of our Series A Preferred and the carrying value of the Series A Preferred represented a return to the preferred shareholder and was treated in a similar manner as that of dividends paid on preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

 Based on currently available information as of March 8, 2018, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  We may seek to obtain working capital during our fiscal year ending 2018 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding,the sale of additional equity securities or convertible debt could result in dilution to our shareholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the three months ended January 31, 2018, cash used in operating activities was approximately $1,340,000.  Net cash provided by investing activities was approximately $847,000, which reflects the purchase of certificates of deposit totaling $1,250,000, offset by proceeds from the sale or maturity of certificates of deposit totaling $2,100,000 and the purchase of property and equipment of approximately $3,000.  As a result, our cash, cash equivalents and short-term investments at January 31, 2018 decreased by approximately $1,342,000 to approximately $5,497,000 from approximately $6,839,000 at the end of fiscal year 2017.

CRITICAL ACCOUNTING POLICIES

The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our condensed consolidated financial statements.  We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates under different assumptions or conditions.  On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly.

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, the following accounting policies require our most difficult, subjective or complex judgments:

Revenue Recognition; and

Stock-Based Compensation

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Patent Licensing Revenue

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

Stock-Based Compensation

The compensation cost for service based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to ten years.  For service based stock options granted to consultants we estimate the fair value of the stock options and recognize expense at each reporting period using the Black-Scholes pricing model.

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

FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 and the condensed consolidated financial statements included in this Report.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2018, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2018, the Company issued an aggregate of 5,347 shares of our common stock to a company in payment of investor relations services.  The common stock was issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act as they were issued to recipients, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Mine Safety Disclosures.  Not Applicable.

Item 5. Other Information. None.

Item 6.  Exhibits.

31.1     Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2018.

31.2     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 8, 2018.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 8, 2018.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 8, 201.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and Chief Executive Officer
March 8, 2018		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and Chief Financial Officer
(Principal Financial and
March 8, 2018		Accounting Officer)