Form 10-Q
period 2018-04-30
ITUS Corp
filed 2018-06-11
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

On June 5, 2018, the registrant had outstanding 18,505,132 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

Table of Content

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,172,450	$3,339,374
Short-term investments in certificates of deposit	1,250,000	3,500,000
Prepaid expenses and other current assets	298,181	174,566
Total current assets	5,720,631	7,013,940

Patents, net of accumulated amortization of $1,452,985 and $1,290,336, respectively	1,583,127	1,745,775
Property and equipment, net of accumulated depreciation of $42,734 and $35,725, respectively	57,145	52,701
Total assets	$7,360,903	$8,812,416

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$452,106	$480,324
Accrued expenses	888,151	409,169
Total current liabilities	1,340,257	889,493

Commitments and contingencies (Note 11)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 48,000,000 and 24,000,000 shares authorized, respectively; 16,850,445 and 16,602,759 shares issued and outstanding, respectively	168,504	166,028
Additional paid-in capital	165,288,632	163,931,079
Accumulated deficit	(159,390,790)	(156,174,184)
Total shareholders’ equity	6,066,346	7,922,923
Noncontrolling interest (Note 1)	(45,700)	-
Total equity	6,020,646	7,922,923
Total liabilities and equity	$7,360,903	$8,812,416

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Content

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended April 30,

	2018	2017
Revenue	$750,000	$-

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	526,023	2,346
Amortization of patents	162,648	162,648
Research and development expenses (including non-cash stock option compensation expenses of $195,826 and $148,628, respectively)	1,438,066	882,754
General and administrative expenses (including non-cash stock option compensation expenses of $402,857 and $303,028, respectively)	1,898,803	1,559,230
Total operating costs and expenses	4,025,540	2,606,978

Loss from operations	(3,275,540)	(2,606,978)

Gain on extinguishment of patent acquisition obligation (Note 6)	-	1,547,608

Interest expense	-	(371,026)

Interest income	17,552	1,625

Loss before income taxes	(3,257,988)	(1,428,771)

Provision for income taxes	-	-

Net loss	(3,257,988)	(1,428,771)

Less: Net loss attributable to noncontrolling interest	(41,382)	-

Net loss attributable to common shareholders before deemed dividend	(3,216,606)	(1,428,771)

Deemed dividend to preferred shareholder (Note 7)	-	(2,008,775)
Net loss attributable to common shareholders	$(3,216,606)	$(3,437,546)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.19)	$(0.37)

Weighted average common shares outstanding:
Basic and diluted	16,661,083	9,236,351

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Content

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended April 30,
	2018	2017
Revenue	$750,000	$-

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion	500,670	225
Amortization of patents	81,324	81,324
Research and development expenses (including non-cash stock option compensation expense of $155,769 and $68,928, respectively)	660,193	431,124
General and administrative expenses (including non-cash stock option compensation expense of $175,941 and $122,991, respectively)	908,767	699,345
Total operating costs and expenses	2,150,954	1,212,018

Loss from operations	(1,400,954)	(1,212,018)

Gain on extinguishment of patent acquisition obligation (Note 6)		1,547,608

Interest expense	-	(175,727)

Interest income	8,440	626

(Loss) income before income taxes	(1,392,514)	160,489

Provision for income taxes	-	-

Net (loss) income	(1,392,514)	160,489

Less: Net (loss) attributable to noncontrolling interest	(13,980)	-

Net (loss) income attributable to common shareholders	$(1,378,534)	$160,489

Net (loss) income per common share attributable to common shareholders:
Basic	$(0.08)	$0.02
Diluted	$(0.08)	$0.02

Weighted average common shares outstanding:
Basic	16,713,091	9,734,171
Diluted	16,713,091	9,736,571

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Content

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED APRIL 30, 2018 (UNAUDITED)

			Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Non- controlling Interest	Total Equity
	Common Stock
	Shares	Par Value

Balance, October 31, 2017	16,602,759	$166,028	$163,931,079	$(156,174,184)	$7,922,923	$-	$7,922,923

Stock option compensation to employees and directors	-	-	472,532	-	472,532	-	472,532

Stock option compensation to consultants	-	-	126,151	-	126,151	-	126,151

Common stock issued upon exercise of stock options	39,816	398	(398)	-	-	-	-

Common stock issued to consultants	5,347	53	14,949	-	15,002	-	15,002

Common stock issued in at-the-market offering	202,523	2,025	675,345	-	677,370	-	677,370

Issuance of noncontrolling interest in Certainty Therapeutics, Inc	-	-	68,974	-	68,974	(4,318)	64,656

Net loss	-	-	-	(3,216,606)	(3,216,606)	(41,382)	(3,257,988)

Balance, April 30, 2018	16,850,445	$168,504	$165,288,632	$(159,390,790)	$6,066,346	$(45,700)	$6,020,646

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Content

ITUS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended April 30,

	2018	2017
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(3,257,988)	$(1,428,771)
Stock option compensation to employees and directors	472,532	451,655
Stock option compensation to consultants	126,151	-
Common stock issued to consultants	15,002	17,811
Depreciation of property and equipment	7,369	21,278
Amortization of patents	162,648	162,648
Accretion of interest on patent acquisition obligations to interest expense	-	228,026
Gain on extinguishment of patent acquisition obligation	-	(1,547,608)
Issuance of noncontrolling interest in Certainty Therapeutics, Inc. expensed as a license fee	64,656	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(123,615)	97,422
Accounts payable	(28,218)	75,129
Accrued expenses	478,982	116,138
Net cash used in operating activities	(2,082,481)	(1,806,272)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(1,250,000)	(2,250,000)
Proceeds from maturities of short-term investments in certificates of deposit	3,500,000	750,000
Purchase of property and equipment	(11,813)	(14,121)
Net cash provided by (used in) investing activities	2,238,187	(1,514,121)

Cash flows from financing activities:
Redemption of convertible preferred stock	-	(500,000)
Proceeds from sale of common stock through a rights offering to shareholders	-	4,203,302
Proceeds from sale of common stock in at-the-market offering	677,370	-
Proceeds from exercise of employee stock options	-	5,665
Net cash provided by financing activities	677,370	3,708,967

Net increase in cash and cash equivalents	833,076	388,574
Cash and cash equivalents at beginning of period	3,339,374	2,488,323
Cash and cash equivalents at end of period	$4,172,450	$2,876,897

Supplemental disclosure of non-cash financing and investing activities:
Redemption of Series A convertible preferred stock into secured debenture (Note 7)	$-	$(3,000,000)
Common stock issued to pay patent acquisition obligation (Note 6)	$-	$(4,399,902)
Issuance of non-controlling interest in Certainty Therapeutics, Inc	$64,656	$-

The accompanying notes are an integral part of these statements

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

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation (“Anixa”), to develop Cchek™ , a platform for non-invasive blood tests for the early detection of cancer.  In July of 2015, ITUS announced a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating our cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood which we identified and which are known to be associated with malignancies.  In August of 2016 and again in August of 2017, ITUS announced the renewal and expansion of our relationship with Wistar.

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

Table of Content

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

On January 29, 2018, we announced the results of a Cchek™ study augmenting data from our preliminary study released in December 2016. The majority of patient samples collected for this study were from breast cancer and prostate cancer patients, but several other types were also included. With the additional cancers included in this study, we have now demonstrated our technology with 20 types of cancer from solid tumors. In addition to the 15 cancer types noted above, we have evaluated bladder, cervical, head and neck, gastric and testicular cancers.

On March 27, 2018, we announced the results of a prostate cancer study with Serametrix Corporation (“Serametrix”) in which data from a previous collaboration between Serametrix and Memorial Sloan Kettering Cancer Center (“MSK”) was re-evaluated using our technology.  Previously, Serametrix analyzed a number of metastatic prostate cancer and normal healthy blood samples using an MSK proprietary assay and algorithm for cancer detection.  Following this, a blinded re-analysis of the data was performed by ITUS, using Cchek™ , our proprietary Artificial Intelligence based liquid biopsy cancer detection technology.  This study achieved 92% sensitivity and 92% specificity using 121 prostate cancer and 125 healthy donor samples.

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

Funding and Management’s Plans

During the six months ended April 30, 2018, cash used in operating activities was approximately $2,082,000.  Net cash provided by investing activities was approximately $2,238,000, which reflects the purchase of certificates of deposit totaling $1,250,000 and the purchase of property and equipment of approximately $12,000, offset by proceeds from the sale or maturity of certificates of deposit totaling $3,500,000.  Cash provided by financing activities was approximately $677,000, representing proceeds from an at-the-market equity offering.  As a result, our cash, cash equivalents and short-term investments at April 30, 2018 decreased by approximately $1,417,000 to approximately $5,422,000 from approximately $6,839,000 at the end of fiscal year 2017.

Table of Content

 Based on currently available information as of June 5, 2018, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  During the six months ended April 30, 2018 we raised approximately $677,000 through an at-the-market equity offering which we are presently continuing.  We may seek to obtain additional working capital during our fiscal year ending 2018 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding,the sale of additional equity securities or convertible debt could result in dilution to our shareholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2017.  The accompanying October 31, 2017 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of April 30, 2018, and results of operations and cash flows for the interim periods represented.  The results of operations for the six months ended April 30, 2018 are not necessarily indicative of the results to be expected for the entire year.

Table of Content

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity.  The following table sets forth the changes in noncontrolling interest for the six months ended April 30, 2018:

Balance October 31, 2017	$-
Issuance of noncontrolling interest in Certainty	(4,318)
Net loss attributable to noncontrolling interest	(41,382)
Balance April 30, 2018	$(45,700)

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

Intangible Assets

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  We did not capitalize any patent acquisition costs during the six months ended April 2018 and 2017.  We recorded patent amortization expense of approximately $163,000 during each of the six-month periods ended April 30, 2018 and 2017, respectively, and approximately $81,000 during each of the three-month periods ended April 30, 2018 and 2017, respectively.

2.         STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Table of Content

Stock Option Compensation Expense

The compensation cost for service based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to ten years.  We recorded stock-based compensation expense related to stock options granted to employees and directors of approximately $473,000 and $452,000 during the six months ended April 30, 2018 and 2017, respectively, and approximately $258,000 and $192,000 during the three months ended April 30, 2018 and 2017, respectively.

We estimate the fair value of service based and performance based stock options granted to consultants and recognize expense at each reporting period using the Black-Scholes pricing model.  We recorded stock-based compensation expense related to stock options granted to consultants of approximately $126,000 and $-0- during the six months ended April 30, 2018 and 2017, respectively, and approximately $74,000 and $-0- during the three months ended April 30, 2018 and 2017, respectively.

Stock Option Activity

During the six months ended April 30, 2018 and 2017, we granted options to purchase 497,000 shares and 106,000 shares of common stock, respectively, to employees, directors and consultants at weighted average exercise prices of $3.48 and $5.00 per share, respectively, pursuant to the ITUS Corporation 2010 Share Incentive Plan (the "2010 Share Plan”) and the ITUS Corporation 2018 Share Incentive Plan (the "2018 Share Plan”).  During the six months ended April 30, 2018 and 2017, stock options to purchase 48,600 and 2,200 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $-0- and $6,000, respectively.  Under certain circumstances, stock options may be exercised on a cashless basis.  During the six months ended April 30, 2018 and 2017, 8,784 and -0- shares of common stock, respectively, were withheld in connection with cashless exercises of stock options.

Stock Option Plans

As of April 30, 2018, we have three stock option plans:  the ITUS Corporation 2003 Share Incentive Plan (the "2003 Share Plan"), the 2010 Share Plan and 2018 Share Plan, which were adopted by our Board of Directors on April 21, 2003, July 14, 2010 and January 25, 2018, respectively.  The 2018 Share Plan was approved by our shareholders on March 29, 2018.

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the six months ended April 30, 2018 is as follows:

Table of Content

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	30,600	$3.16
Exercised	(10,600)	$0.67
Forfeited	(5,600)	$3.63
Options Outstanding and exercisable at April 30, 2018	14,400	$4.81	$17,280

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of April 30, 2018:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$ 0.67 - $17.50	14,400	1.06	$4.81

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of April 30, 2018, the 2010 Share Plan had 725,719 shares available for future grants. Information regarding the 2010 Share Plan for the six months ended April 30, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	1,637,246	$1.50
Granted	175,000	$2.81
Exercised	(38,000)	$0.67
Forfeited	(49,800)	$2.15
Options Outstanding at April 30, 2018	1,724,446	$1.63	$3,702,296
Options Exercisable at April 30, 2018	1,122,259	$1.77	$2,276,255

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)

			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.67	943,000	7.09	$0.67	566,059	5.96	$0.67
$ 2.27 -$ 7.00	781,446	5.13	$2.79	556,200	4.78	$2.90

Table of Content

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of April 30, 2018, the 2018 Share Plan had 4,678,000 shares available for future grants.  Information regarding options outstanding under the 2018 Share Plan for the six months ended April 30, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	-0-
Granted	322,000	$3.84
Options Outstanding at April 30 2018	322,000	$3.84	$-0-
Options Exercisable at April 30, 2018	8,608	$3.84	$-0-

The following table summarizes information about stock options outstanding under the 2018 Share Plan as of April 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)

			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$3.84	322,000	9.92	$3.84	8,608	9.92	$3.84

In addition to options granted under the 2003 Share Plan, the 2010 Share Plan and the 2018 Share Plan, the Board of Directors approved the grant of stock options to purchase 1,780,000 shares.  Information regarding stock options outstanding that were not granted under the 2003 Share Plan, the 2010 Share Plan or the 2018 Share Plan for the six months ended April 30, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	1,780,000	$1.58
Options Outstanding and exercisable at April 30, 2018	1,780,000	$1.58	$3,953,820

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan, the 2010 Share Plan or the 2018 Plan as of April 30, 2018:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$0.67	1,046,000	4.41	$0.67
$ 2.58-$ 5.56	734,000	3.87	$2.88

Table of Content

On May 8, 2018, stock options to purchase 3,100,000 shares were granted under the 2018 Share Plan.  Our Chairman, President and Chief Executive Officer was awarded options for 600,000 shares that were time based options and options for 1,500,000 shares that were performance based options.  Our Chief Operating Officer and Chief Financial Officer was awarded options for 500,000 shares that were time based options.  The remaining options were awarded to other employees of the Company.  The time based options vest over three years and the performance based options vest in three equal installments upon achievement of three stock price targets before May 31, 2021.

Stock Awards

We account for stock awards granted to employees, directors and consultants based on the grant date market price of the underlying common stock.  During the six months ended April 30, 2018 and 2017, we issued 5,347 shares and 3,463 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the six months ended April 30, 2018 and 2017 of approximately $15,000 and $18,000, respectively, for the shares of common stock issued to consultants.

On May 8, 2018, a restricted stock award for 1,500,000 shares was granted under the 2018 Share Plan to our Chairman, President and Chief Executive Officer.  The restricted stock award vests in its entirety upon achievement of a stock price target before May 31, 2021.

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

Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset and liabilities.

Table of Content

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2018:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$3,869,297	$-	$-	$3,869,297
Certificates of deposit - Short-term investments	-	1,250,000	-	1,250,000
Total financial assets	$3,869,297	$1,250,000	$-	$5,119,297

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2017:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$3,079,282	$-	$-	$3,079,282
Certificates of deposit - Short-term investments	-	3,500,000	-	3,500,000
Total financial assets	$3,079,282	$3,500,000	$-	$6,579,232

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

4.         SHORT-TERM INVESTMENTS

At April 30, 2018 and October 31, 2017, we had certificates of deposit of $1,250,000 and $3,500,000, respectively, which were classified as short-term investments and reported at fair value.

5.         ACCRUED EXPENSES

Accrued expense consists of the following as of:

	April 30, 2018	October 31, 2017

Accrued severance costs	80,374	237,563
Payroll and related expenses	293,447	51,643
Accrued royalty	246,177	-
Accrued collaborative research and license expenses	187,500	-
Accrued other	80,653	119,963
	$888,151	$409,169

Table of Content

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

Table of Content

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

Diluted EPS for the six months ended April 30, 2018 and 2017 and for the three months ended April 30, 2018 is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the six and three months ended April 30, 2018 were stock options to purchase 3,840,846 shares and warrants to purchase 829,400 shares and for the six months ended April 30, 2017 were stock options to purchase 3,155,872 shares and warrants to purchase 837,400 shares

Dilutive EPS for the three months ended April 30, 2017 excluded stock options to purchase 3,153,472 shares and warrants to purchase 837,400 shares because their effect would be antidilutive.  The following is a reconciliation between basic weighted average common shares outstanding and dilutive weighted average common shares outstanding for the three months ended April 30, 2017:

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

Table of Content

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”) that changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it previously could for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. We adopted ASU 2016-09 on November 1, 2017 and the adoption did not have an impact on our consolidated financial statements and related disclosures.

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

10.       INCOME TAXES

We file Federal, New York, California and Pennsylvania state income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1998.  We account for interest and penalties related to income tax matters, if any, in general and administrative expenses. There are no unrecognized income tax benefits as of April 30, 2018 and October 31, 2017.

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

Table of Content

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

We discuss the description of our business in the Notes to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Six months ended April 30, 2018 compared with six months ended April 30, 2017

Revenue

For the six months ended April 30, 2018, we recorded revenue of $750,000 from one license agreement.  The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, or covenant not to sue.  Accordingly, the earning process from the license was complete and 100% of the revenue was recognized upon execution of the license agreement.  As discussed in Note 1 to our Condensed Consolidated Financial Statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations.  There was no revenue in the six months ended April 30, 2017.

Inventor Royalties, Contingent Legal Fees and Litigation and Licensing Expenses Related to Patent Assertion

Inventor royalties, contingent legal fees and litigation and licensing expenses related to patent assertion activities were approximately $526,000 in the six months ended April 30, 2018 compared to approximately $2,000 in the comparable prior year.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $163,000 in each of the six-month periods ended April 30, 2018 and 2017, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Research and Development Expenses

Research and development expenses are related to the development of our early cancer detection and cancer immune-therapy drug platforms and increased by approximately $555,000 to approximately $1,438,000 in the six months ended April 30, 2018, from approximately $883,000 in the six months ended April 30, 2017.  The increase in research and development expenses was primarily due to an increase in costs related to our collaboration and license agreements with Wistar and the initiation of our collaboration agreement with Moffitt of approximately $445,000, an increase in employee compensation and related costs, other than stock option expense, of approximately $218,000 and an increase in consultant stock option expense of approximately $90,000.

Table of Content

General and Administrative Expenses

General and administrative expenses increased by approximately $340,000 to approximately $1,899,000 in the six months ended April 30 2018, from approximately $1,559,000 in the six months ended April 30, 2017. The increase in general and administrative expenses was principally due to an increase in legal and accounting fees of approximately $208,000 due primarily to potential acquisitions and collaborative arrangements, the commencement and subsequent termination of an at-the-market equity program and the special shareholder meeting held in March 2018, an increase in consultant stock option expense of approximately $58,000 and an increase in employee stock option expense of approximately $42,000.

Gain on Extinguishment of Patent Acquisition Obligation

The gain on extinguishment of patent acquisition obligation of approximately $1,548,000 in the six months ended April 30, 2017 resulted from the difference in the carrying value of the patent acquisition obligation and the fair value of the shares of common stock issued to satisfy the obligation on the date of extinguishment.

Interest Expense

Interest expense decreased from approximately $371,000 in the six months ended April 30, 2017 to $-0- in the current period due to the payment in full of the patent acquisition obligation and the secured debenture during fiscal year 2017.

Interest Income

Interest income increased by approximately $16,000 to approximately $18,000 in the six months ended April 30, 2018, from approximately $2,000 in the comparable prior year period as a result of additional cash on hand.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest of approximately $41,000 in the six months ended April 30, 2018 represents Wistar’s 5% ownership interest in Certainty’s net loss for the six-month period.  There was no net loss attributable to noncontrolling interest in 2017 because the arrangement with Wistar occurred in 2018.

Deemed Dividend to Preferred Shareholder

The deemed dividend to preferred shareholder of approximately $2,009,000 in 2017 resulted from the redemption of our Series A Preferred in 2017.  The difference between the fair value of the consideration given to the holder of our Series A Preferred and the carrying value of the Series A Preferred represented a return to the preferred shareholder and was treated in a similar manner as that of dividends paid on preferred stock.

Table of Content

Three months ended April 30, 2018 compared with three months ended April 30, 2017

Revenue

For the three months ended April 30, 2018, we recorded revenue of $750,000 from one license agreement.  The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, or covenant not to sue.  Accordingly, the earning process from the license was complete and 100% of the revenue was recognized upon execution of the license agreement.  As discussed in Note 1 to our Condensed Consolidated Financial Statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations.  There was no revenue in the three months ended April 30, 2017.

Inventor Royalties, Contingent Legal Fees and Litigation and Licensing Expenses Related to Patent Assertion

Inventor royalties, contingent legal fees and litigation and licensing expenses related to patent assertion activities were approximately $501,000 in the three months ended April 30, 2018 compared to approximately $200 in the comparable prior year.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $81,000 in each of the three-month periods ended April 30, 2018 and 2017, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Research and Development Expenses

Research and development expenses are related to the development of our early cancer detection and cancer immune-therapy drug platforms and increased by approximately $229,000 to approximately $660,000 in the three months ended April 30, 2018, from approximately $431,000 in the three months ended April 30, 2017.  The increase in research and development expenses was primarily due to an increase in employee compensation and related costs, other than stock option expense, of approximately $176,000 and an increase in consultant stock option expense of approximately $90,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $210,000 to approximately $909,000 in the three months ended April 30, 2018, from approximately $699,000 in the three months ended April 30, 2017. The increase in general and administrative expenses was principally due to an increase in employee compensation and related costs, other than stock option expense, of approximately $100,000, an increase in legal and accounting fees of approximately $89,000 due primarily to potential acquisitions and collaborative arrangements and the special shareholder meeting held in March 2018 and an increase in employee stock option expense of approximately $39,000.

Table of Content

Interest Expense

Interest expense decreased from approximately $175,000 in the three months ended April 30, 2017 to $-0- in the current period due to the payment in full of the patent acquisition obligation and the secured debenture during fiscal year 2017.

Interest Income

Interest income increased by approximately $7,000 to approximately $8,000 in the three months ended April 30, 2018, from approximately $1,000 in the comparable prior year period as a result of additional cash on hand.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest of approximately $14,000 in the three months ended April 30, 2018 represents Wistar’s 5% ownership interest in Certainty’s net loss for the three-month period.  There was no net loss attributable to noncontrolling interest in 2017 because the arrangement with Wistar occurred in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of June 5, 2018, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  During the six months ended April 30, 2018 we raised approximately $677,000 through an at-the-market equity offering which we are presently continuing.  We may seek to obtain additional working capital during our fiscal year ending 2018 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding,the sale of additional equity securities or convertible debt could result in dilution to our shareholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the six months ended April 30, 2018, cash used in operating activities was approximately $2,082,000.  Net cash provided by investing activities was approximately $2,238,000, which reflects the purchase of certificates of deposit totaling $1,250,000 and the purchase of property and equipment of approximately $12,000, offset by proceeds from the sale or maturity of certificates of deposit totaling $3,500,000.  Cash provided by financing activities was approximately $677,000, representing proceeds from an at-the-market equity offering.  As a result, our cash, cash equivalents and short-term investments at April 30, 2018 decreased by approximately $1,417,000 to approximately $5,422,000 from approximately $6,839,000 at the end of fiscal year 2017.

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

Table of Content

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

Table of Content

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2018, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.   None.

Item 3.     Defaults Upon Senior Securities.  None.

Item 4.     Mine Safety Disclosures.  Not Applicable.

Item 5.     Other Information. None.

Item 6.     Exhibits.

3.1       Certificate of Amendment to the Certificate of Incorporation of ITUS Corporation.

31.1     Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 8, 2018.

31.2     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 8, 2018.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 8, 2018.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 8, 2018.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and Chief Executive Officer
June 8, 2018		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and Chief Financial Officer
(Principal Financial and
June 8, 2018		Accounting Officer)