Form 10-Q
period 2018-07-31
ITUS Corp
filed 2018-09-07
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

On September 6, 2018, the registrant had outstanding 18,696,146 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

Table of Content

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 31, 2018	October 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,591,099	$3,339,374
Short-term investments in certificates of deposit	2,750,000	3,500,000
Prepaid expenses and other current assets	378,487	174,566
Total current assets	5,719,586	7,013,940

Patents, net of accumulated amortization of $1,534,308 and $1,290,336, respectively	1,501,803	1,745,775
Property and equipment, net of accumulated depreciation of $47,779 and $35,725, respectively	72,140	52,701
Total assets	$7,293,529	$8,812,416

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$419,410	$480,324
Accrued expenses	710,057	409,169
Total current liabilities	1,129,467	889,493

Commitments and contingencies (Note 11)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 48,000,000 and 24,000,000 shares authorized, respectively; 18,696,146 and 16,602,759 shares issued and outstanding, respectively	186,961	166,028
Additional paid-in capital	171,007,167	163,931,079
Accumulated deficit	(164,867,716)	(156,174,184)
Total shareholders’ equity	6,326,412	7,922,923
Noncontrolling interest (Note 1)	(162,350)	-
Total equity	6,164,062	7,922,923
Total liabilities and equity	$7,293,529	$8,812,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended July 31,

	2018	2017
Revenue	$1,112,500	$362,500

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	767,180	143,473
Amortization of patents	243,972	243,973
Research and development expenses (including non-cash share-based compensation expenses of $2,668,315 and $213,333, respectively)	4,380,137	1,245,722
General and administrative expenses (including non-cash share-based compensation expenses of $2,516,652 and $719,440, respectively)	4,602,555	3,067,235
Total operating costs and expenses	9,993,844	4,700,403

Loss from operations	(8,881,344)	(4,337,903)

Gain on extinguishment of patent acquisition obligation (Note 6)	-	1,547,608

Interest expense	-	(442,693)

Interest income	29,780	9,817

Loss before income taxes	(8,851,564)	(3,223,171)

Provision for income taxes	-	-

Net loss	(8,851,564)	(3,223,171)

Less: Net loss attributable to noncontrolling interest	(158,032)	-

Net loss attributable to common shareholders before deemed dividend	(8,693,532)	(3,223,171)

Deemed dividend to preferred shareholder (Note 7)	-	(2,008,775)
Net loss attributable to common shareholders	$(8,693,532)	$(5,231,946)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.50)	$(0.47)

Weighted average common shares outstanding:
Basic and diluted	17,257,546	11,030,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended July 31,

	2018	2017
Revenue	$362,500	$362,500

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion	241,157	141,127
Amortization of patents	81,324	81,325
Research and development expenses (including non-cash share-based compensation expense of $2,472,489 and $64,705, respectively)	2,942,071	362,968
General and administrative expenses (including non-cash share- based compensation expense of $2,098,793 and $416,411, respectively)	2,703,752	1,508,005
Total operating costs and expenses	5,968,304	2,093,425

Loss from operations	(5,605,804)	(1,730,925)

Interest expense	-	(71,667)

Interest income	12,228	8,192

Loss before income taxes	(5,593,576)	(1,794,400)

Provision for income taxes	-	-

Net loss	(5,593,576)	(1,794,400)

Less: Net loss attributable to noncontrolling interest	(116,650)	-
Net loss attributable to common shareholders	$(5,476,926)	$(1,794,400)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.30)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	18,431,025	14,561,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED JULY 31, 2018 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, October 31, 2017	16,602,759	$166,028	$163,931,079	$(156,174,184)	$7,922,923	$-	$7,922,923

Stock option compensation to employees and directors	-	-	3,598,986	-	3,598,986	-	3,598,986

Stock option compensation to consultants	-	-	197,040	-	197,040	-	197,040

Common stock issued upon exercise of stock options	39,816	398	(398)	-	-	-	-

Common stock award issued to employee pursuant to stock incentive plan	1,500,000	15,000	1,358,940	-	1,373,940	-	1,373,940

Warrants issued to consultant	-	-	57,050	-	57,050	-	57,050

Common stock issued to consultants	5,347	53	14,949	-	15,002	-	15,002

Common stock issued in at-the-market offering	548,224	5,482	1,780,547	-	1,786,029	-	1,786,029

Issuance of noncontrolling interest in Certainty Therapeutics, Inc	-	-	68,974	-	68,974	(4,318)	64,656

Net loss	-	-	-	(8,693,532)	(8,693,532)	(158,032)	(8,851,564)

Balance, July 31, 2018	18,696,146	$186,961	$171,007,167	$(164,867,716)	$6,326,412	$(162,350)	$6,164,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

ITUS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended July 31,

2018		2017
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(8,851,564)	$(3,223,171)
Stock option compensation to employees and directors	3,598,986	932,773
Stock option compensation to consultants	197,040	-
Common stock award issued to employee pursuant to stock incentive plan	1,373,940	-
Warrants issued to consultant	57,050	-
Common stock issued to consultants	15,002	17,811
Depreciation of property and equipment	12,414	32,096
Amortization of patents	243,972	243,973
Accretion of interest on patent acquisition obligations to interest expense	-	228,026
Accrued interest on secured debenture	-	20,667
Gain on extinguishment of patent acquisition obligation	-	(1,547,608)
Issuance of noncontrolling interest in Certainty Therapeutics, Inc. expensed as a license fee	64,656	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(203,921)	(199,254)
Accounts payable	(60,914)	92,191
Accrued expenses	300,888	345,074
Net cash used in operating activities	(3,252,451)	(3,057,422)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(4,000,000)	(4,251,000)
Proceeds from maturities of short-term investments in certificates of deposit	4,750,000	750,000
Purchase of property and equipment	(31,853)	(16,885)
Net cash provided by (used in) investing activities	718,147	(3,517,885)

Cash flows from financing activities:
Redemption of convertible preferred stock	-	(500,000)
Payments made on secured debenture	-	(1,000,000)
Proceeds from sale of common stock through a rights offering to shareholders	-	4,203,302
Proceeds from sale of common stock through a public offering	-	3,211,785
Proceeds from sale of common stock in at-the-market offering	1,786,029	-
Proceeds from exercise of employee stock options	-	5,665
Net cash provided by financing activities	1,786,029	5,920,752

Net decrease in cash and cash equivalents	(748,275)	(654,555)
Cash and cash equivalents at beginning of period	3,339,374	2,488,323
Cash and cash equivalents at end of period	$2,591,099	$1,833,768

Supplemental disclosure of non-cash financing and investing activities:
Redemption of Series A convertible preferred stock into secured debenture (Note 7)	$-	$(3,000,000)
Common stock issued to pay patent acquisition obligation (Note 6)	$-	$(2,852,294)
Issuance of non-controlling interest in Certainty Therapeutics, Inc	$64,656	$-

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

In June of 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation (“Anixa”), to develop Cchek™, a platform for non-invasive blood tests for the early detection of cancer.  In July of 2015, ITUS announced a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating our cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood which we identified and which are known to be associated with malignancies.

We have demonstrated the efficacy of our Cchek™ early cancer detection platform with 20 different types of cancer, including:  breast, lung, colon, melanoma, ovarian, liver, thyroid, pancreatic, appendiceal, uterine, osteosarcoma, leiomyosarcoma, liposarcoma, vulvar, prostate, bladder, cervical, head and neck, gastric and testicular cancers.  Breast, lung, colon and prostate cancers represent the four largest categories of cancer worldwide.

In November of 2017, the Company announced the formation of a new subsidiary, Certainty Therapeutics, Inc. (“Certainty”), to develop immuno-therapy drugs against cancer.  Certainty entered into a license agreement with Wistar pursuant to which Certainty was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Wistar relating to Wistar’s chimeric endocrine receptor targeted therapy technology (such technology being akin to chimeric antigen receptor T-cell (“CAR-T”) technology).  We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue future applications of the technology for the development of treatments for additional solid tumors.  The license agreement requires Certainty to make certain cash and equity payments to Wistar.  With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty.

Following the formation of Certainty and the license agreement with Wistar, we entered into a collaboration agreement with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”) to advance toward human clinical testing the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer.  Certainty is working with researchers at Moffitt to complete studies necessary to submit an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”).

Table of Content

In March 2018, we announced the results of a prostate cancer study with Serametrix Corporation (“Serametrix”) in which data from a previous collaboration between Serametrix and Memorial Sloan Kettering Cancer Center (“MSK”) was re-evaluated using our Cchek™ technology.  Previously, Serametrix analyzed a number of metastatic prostate cancer and normal healthy blood samples using an MSK proprietary assay and algorithm for cancer detection.  Following this, a blinded re-analysis of the data was performed by ITUS, using Cchek™, our proprietary Artificial Intelligence based liquid biopsy cancer detection technology.  This study achieved 92% sensitivity and 92% specificity using 121 prostate cancer and 125 healthy donor samples.

Subsequently, based on key scientific, clinical, and commercial factors, we announced our decision that prostate cancer would be the first commercial focus of Cchek™ followed by breast cancer as our second commercial focus.

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

Funding and Management’s Plans

During the nine months ended July 31, 2018, cash used in operating activities was approximately $3,252,000.  Net cash provided by investing activities was approximately $718,000, which reflects the purchase of certificates of deposit totaling $4,000,000 and the purchase of property and equipment of approximately $32,000, offset by proceeds from the sale or maturity of certificates of deposit totaling $4,750,000.  Cash provided by financing activities was approximately $1,786,000, representing proceeds from an at-the-market equity offering.  As a result, our cash, cash equivalents and short-term investments at July 31, 2018 decreased by approximately $1,498,000 to approximately $5,341,000 from approximately $6,839,000 at the end of fiscal year 2017.

 Based on currently available information as of September 6, 2018, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  During the nine months ended July 31, 2018 we raised approximately $1,786,000 through an at-the-market equity offering which is currently effective and may remain available for us to use in the future.  We may seek to obtain additional working capital during our fiscal year ending 2018 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our shareholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Table of Content

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2017.  The accompanying October 31, 2017 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of July 31, 2018, and results of operations and cash flows for the interim periods represented.  The results of operations for the nine months ended July 31, 2018 are not necessarily indicative of the results to be expected for the entire year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity.  The following table sets forth the changes in noncontrolling interest for the nine months ended July 31, 2018:

Table of Content

Balance October 31, 2017	$-
Issuance of noncontrolling interest in Certainty	(4,318)
Net loss attributable to noncontrolling interest	(158,032)
Balance July 31, 2018	$(162,350)

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

Intangible Assets

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  We did not capitalize any patent acquisition costs during the nine months ended July 31, 2018 and 2017.  We recorded patent amortization expense of approximately $244,000 during each of the nine-month periods ended July 31, 2018 and 2017, respectively, and approximately $81,000 during each of the three-month periods ended July 31, 2018 and 2017, respectively.

2.         STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Table of Content

Stock Option Compensation Expense

The compensation cost for service based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to ten years.  We recorded stock-based compensation expense related to service based stock options granted to employees and directors of approximately $1,153,000 and $933,000 during the nine months ended July 31, 2018 and 2017, respectively, and approximately $702,000 and $481,000 during the three months ended July 31, 2018 and 2017, respectively.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  On May 8, 2018, we issued market condition options to purchase 1,500,000 shares of common stock, to our Chairman, President and Chief Executive Officer,vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months.  The assumptions used in the Monte Carlo Simulation were stock price on date of grant and exercise price of $3.70, contract term of 10 years, expected volatility of 119.6% and risk-free interest rate of 2.97%.  We recorded stock-based compensation expense related to market condition stock options granted to employees and directors of approximately $2,446,000 during the three and nine months ended July 31, 2018.  As of July 31, 2018, the unrecognized compensation cost related to market condition stock options was approximately $1,689,000, which will be recognized over future periods through the first quarter of fiscal 2019.  We did not have any market condition stock options in fiscal year 2017.

We estimate the fair value of service based and performance based stock options granted to consultants and recognize expense at each reporting period using the Black-Scholes pricing model.  We recorded stock-based compensation expense related to stock options granted to consultants of approximately $197,000 and $-0- during the nine months ended July 31, 2018 and 2017, respectively, and approximately $49,000 and $-0- during the three months ended July 31, 2018 and 2017, respectively.

Stock Option Activity

During the nine months ended July, 2018 and 2017, we granted options to purchase 3,897,000 shares and 352,000 shares of common stock, respectively, to employees, directors and consultants at weighted average exercise prices of $3.65 and $2.18 per share, respectively, pursuant to the ITUS Corporation 2010 Share Incentive Plan (the "2010 Share Plan”) and the ITUS Corporation 2018 Share Incentive Plan (the "2018 Share Plan”).  During the nine months ended July 31, 2018 and 2017, stock options to purchase 48,600 and 2,200 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $-0- and $6,000, respectively.  Under certain circumstances, stock options may be exercised on a cashless basis.  During the nine months ended July 31, 2018 and 2017, 8,784 and -0- shares of common stock, respectively, were withheld in connection with cashless exercises of stock options.

Stock Option Plans

As of July 31, 2018, we have three stock option plans:  the ITUS Corporation 2003 Share Incentive Plan (the "2003 Share Plan"), the 2010 Share Plan and 2018 Share Plan, which were adopted by our Board of Directors on April 21, 2003, July 14, 2010 and January 25, 2018, respectively.  The 2018 Share Plan was approved by our shareholders on March 29, 2018.

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the nine months ended July 31, 2018 is as follows:

Table of Content

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	30,600	$3.16
Exercised	(10,600)	$0.67
Forfeited	(8,000)	$7.04
Options Outstanding and exercisable at July 31, 2018	12,000	$2.77	$13,054

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of July 31, 2018:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$0.67 - $17.00	12,000	0.99	$2.77

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of July 31, 2018, the 2010 Share Plan had 425,719 shares available for future grants.  Information regarding the 2010 Share Plan for the nine months ended July31, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	1,637,246	$1.50
Granted	475,000	$3.22
Exercised	(38,000)	$0.67
Forfeited	(49,800)	$2.15
Options Outstanding at July 31, 2018	2,024,446	$1.90	$2,965,764
Options Exercisable at July 31, 2018	1,284,190	$1.73	$2,108,817

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of July 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)

			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.67	943,000	6.94	$0.67	653,142	6.18	$0.67
$ 2.27 -$ 3.01	729,712	5.21	$2.61	579,314	5.28	$2.60
$ 3.46 -$ 7.00	351,734	8.74	$3.73	51,734	1.46	$5.27

Table of Content

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of July 31, 2018, the 2018 Share Plan had 78,000 shares available for future grants.  Information regarding options outstanding under the 2018 Share Plan for the nine months ended July 31, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	-0-
Granted	3,422,000	$3.71
Options Outstanding at July 31, 2018	3,422,000	$3.71	$-0-
Options Exercisable at July 31, 2018	167,779	$3.73	$-0-

The following table summarizes information about stock options outstanding under the 2018 Share Plan as of July 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)

			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$ 3.70 - $3.84	3,422,000	9.77	$3.71	167,779	9.76	$3.73

In addition to options granted under the 2003 Share Plan, the 2010 Share Plan and the 2018 Share Plan, the Board of Directors approved the grant of stock options to purchase 1,780,000 shares to employees and directors.  Information regarding stock options outstanding that were not granted under the 2003 Share Plan, the 2010 Share Plan or the 2018 Share Plan for the nine months ended July 31, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	1,780,000	$1.58
Options Outstanding and exercisable at July 31, 2018	1,780,000	$1.58	$3,206,700

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan, the 2010 Share Plan or the 2018 Plan as of July 31, 2018:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$0.67	1,046,000	4.05	$0.67
$ 2.58-$ 5.56	734,000	3.59	$2.88

Table of Content

Stock Awards

We account for stock awards granted to employees, directors and consultants based on the grant date market price of the underlying common stock.  During the nine months ended July 31, 2018 and 2017, we issued 5,347 shares and 3,463 shares, respectively, of common stock to consultants for services rendered.  We recorded consulting expense for the nine months ended July 31, 2018 and 2017 of approximately $15,000 and $18,000, respectively, for the shares of common stock issued to consultants.

On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted under the 2018 Share Plan to our Chairman, President and Chief Executive Officer.  The restricted stock award vests in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021.  For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  The assumptions used in the Monte Carlo Simulation were stock price on date of grant of $3.70, contract term of 3.06 years, expected volatility of 128.8% and risk-free interest rate of 2.66%.  During the three and nine months ended July 31, 2018 we recorded compensation expense related to the restricted stock award of approximately $1,374,000. As of July 31, 2018, the unrecognized compensation cost related to the restricted stock award was approximately $3,440,000, which will be recognized over future periods through the second quarter of fiscal 2019.

Warrants

            During the three months ended July 31, 2018 we issued a warrant to purchase 25,000 shares of common stock to a consultant for investor relations services.  We recorded consulting expense of approximately $57,000 during the three months ended July 31, 2018 based on the issuance date fair value.  No warrants were issued during the three months ended July 31, 2017.

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

Table of Content

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset and liabilities.

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of July 31, 2018:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$2,310,519	$-	$-	$2,310,519
Certificates of deposit - Short-term investments	-	2,750,000	-	2,750,000
Total financial assets	$2,310,519	$2,750,000	$-	$5,060,519

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2017:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash equivalents	$3,079,282	$-	$-	$3,079,282
Certificates of deposit - Short-term investments	-	3,500,000	-	3,500,000
Total financial assets	$3,079,282	$3,500,000	$-	$6,579,232

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

4.         SHORT-TERM INVESTMENTS

At July 31, 2018 and October 31, 2017, we had certificates of deposit of $2,750,000 and $3,500,000, respectively, which were classified as short-term investments and reported at fair value.

Table of Content

5.         ACCRUED EXPENSES

Accrued expense consists of the following as of:

	July 31, 2018	October 31, 2017

Accrued severance costs	-	237,563
Payroll and related expenses	63,879	51,643
Accrued royalty	366,670	-
Accrued collaborative research and license expenses	187,500	-
Accrued other	92,008	119,963
	$710,057	$409,169

6.         PATENT ACQUISITION OBLIGATION

            On March 27, 2017, the Company issued 947,606 shares of common stock to Meetrix Communications, Inc. (“Meetrix”) in satisfaction of the obligation owed by us to Meetrix pursuant to the terms of the Patent Acquisition Agreement, dated November 11, 2013 between the Company and Meetrix.  The carrying value of the patent acquisition obligation at the date of extinguishment was approximately $4,400,000.  The fair value of the shares of common stock issued to satisfy the obligation on the date of extinguishment was approximately $2,852,000, resulting in the recognition of a gain on the debt extinguishment of approximately $1,548,000.

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

Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the nine and three months ended July 31, 2018 and 2017, were stock options to purchase 7,238,446 and 3,378,606 shares, respectively, and warrants to purchase 854,400 and 829,400 shares, respectively.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07 (“ASU 2018-07”), Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.  This amendment expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  This standard update is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  We do not expect the adoption of ASU 2018-07 to have a material impact on our consolidated financial statements and related disclosures.

10.       INCOME TAXES

We file Federal, New York, California and Pennsylvania state income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1998.  We account for interest and penalties related to income tax matters, if any, in general and administrative expenses. There are no unrecognized income tax benefits as of July 31, 2018 and October 31, 2017.

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

RESULTS OF OPERATIONS

Nine months ended July 31, 2018 compared with nine months ended July 31, 2017

Revenue

For the nine months ended July 31, 2018 and 2017, we recorded revenue of $1,112,500 and $362,500, respectively, from two license agreements in fiscal year 2018 and one license agreement in fiscal year 2017.  Each of the license agreements provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, or covenant not to sue.  Accordingly, the earning process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.  As discussed in Note 1 to our Condensed Consolidated Financial Statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations.

Inventor Royalties, Contingent Legal Fees and Litigation and Licensing Expenses Related to Patent Assertion

Inventor royalties, contingent legal fees and litigation and licensing expenses related to patent assertion activities increased by approximately $624,000 to approximately $767,000 in the nine months ended July 31, 2018 compared to approximately $143,000 in the comparable prior year.  The increase was primarily due to the increase in revenue.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $244,000 in each of the nine-month periods ended July 31, 2018 and 2017, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Research and Development Expenses

Research and development expenses are related to the development of our early cancer detection and cancer immune-therapy drug platforms and increased by approximately $3,134,000 to approximately $4,380,000 in the nine months ended July 31, 2018, from approximately $1,246,000 in the nine months ended July 31, 2017.  The increase in research and development expenses was primarily due to an increase in employee stock option compensation expense of approximately $1,590,000, the granting of an employee stock award of approximately $769,000, an increase in costs related to our collaboration and license agreements with Wistar and the initiation of our collaboration agreement with Moffitt of approximately $581,000, and an increase in employee compensation and related costs, other than stock option compensation expense and stock awards, of approximately $264,000.

Table of Content

General and Administrative Expenses

General and administrative expenses increased by approximately $1,536,000 to approximately $4,603,000 in the nine months ended July 31, 2018, from approximately $3,067,000 in the nine months ended July 31, 2017.  The increase in general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $1,076,000, the granting of an employee stock award of approximately $604,000, an increase in legal and accounting fees of approximately $198,000 due primarily to potential acquisitions and collaborative arrangements, our at-the-market equity programs and the special shareholder meeting held in March 2018, an increase in consultant stock option expense of approximately $105,000, offset by a decrease in employee compensation and related costs, other than stock option compensation expense and stock awards, of approximately $258,000, and a decrease in investor relations and public relations expense of approximately $169,000.

Gain on Extinguishment of Patent Acquisition Obligation

The gain on extinguishment of patent acquisition obligation of approximately $1,548,000 in the nine months ended July 31, 2017 resulted from the difference in the carrying value of the patent acquisition obligation and the fair value of the shares of common stock issued to satisfy the obligation on the date of extinguishment.

Interest Expense

Interest expense decreased from approximately $443,000 in the nine months ended July 31, 2017 to $-0- in the current period due to the payment in full of the patent acquisition obligation and the secured debenture during fiscal year 2017.

Interest Income

Interest income increased by approximately $20,000 to approximately $30,000 in the nine months ended July 31, 2018, from approximately $10,000 in the comparable prior year period as a result of additional cash on hand.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest of approximately $158,000 in the nine months ended July 31, 2018 represents Wistar’s 5% ownership interest in Certainty’s net loss for the nine-month period.  There was no net loss attributable to noncontrolling interest in 2017 because the arrangement with Wistar occurred in 2018.

Table of Content

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

Three months ended July 31, 2018 compared with three months ended July 31, 2017

Revenue

We recorded revenue of  $362,500 in both the three months ended July 31, 2018 and 2017, from one license agreement in each period.  Each of the license agreements provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, or covenant not to sue.  Accordingly, the earning process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreements.  As discussed in Note 1 to our Condensed Consolidated Financial Statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations.

Inventor Royalties, Contingent Legal Fees and Litigation and Licensing Expenses Related to Patent Assertion

Inventor royalties, contingent legal fees and litigation and licensing expenses related to patent assertion activities increased by approximately $100,000 to approximately $241,000 in the three months ended July 31, 2018 compared to approximately $141,000 in the comparable prior year.  The increase was primarily due to an increase in royalties payable in accordance with the terms of our patent acquisition agreements.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $81,000 in each of the three-month periods ended July 31, 2018 and 2017, respectively.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Research and Development Expenses

Research and development expenses are related to the development of our early cancer detection and cancer immune-therapy drug platforms and increased by approximately $2,579,000 to approximately $2,942,000 in the three months ended July 31, 2018, from approximately $363,000 in the three months ended July 31, 2017.  The increase in research and development expenses was primarily due to an increase in employee stock option compensation expense of approximately $1,633,000, the granting of an employee stock award of approximately $769,000 and an increase in costs related to our collaboration and license agreements with Wistar and the initiation of our collaboration agreement with Moffitt of approximately $135,000.

Table of Content

General and Administrative Expenses

General and administrative expenses increased by approximately $1,196,000 to approximately $2,704,000 in the three months ended July 31, 2018, from approximately $1,508,000 in the three months ended July 31, 2017. The increase in general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $1,034,000 and the granting of an employee stock award of approximately $604,000, offset by a decrease in employee compensation and related costs, other than stock option compensation expense and stock awards, of approximately $294,000 and a decrease investor relations and public relations expense of approximately $144,000.

Interest Expense

Interest expense decreased from approximately $72,000 in the three months ended July 31, 2017 to $-0- in the current period due to the payment in full of the patent acquisition obligation and the secured debenture during fiscal year 2017.

Interest Income

Interest income increased by approximately $4,000 to approximately $12,000 in the three months ended July 31, 2018, from approximately $8,000 in the comparable prior year period as a result of additional cash on hand.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest of approximately $116,000 in the three months ended July 31, 2018 represents Wistar’s 5% ownership interest in Certainty’s net loss for the three-month period.  There was no net loss attributable to noncontrolling interest in 2017 because the arrangement with Wistar occurred in 2018.

Table of Content

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of September 6, 2018, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  During the nine months ended July 31, 2018 we raised approximately $1,786,000 through an at-the-market equity offering which is currently effective and may remain available for us to use in the future.  We may seek to obtain additional working capital during our fiscal year ending 2018 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our shareholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the nine months ended July 31, 2018, cash used in operating activities was approximately $3,252,000.  Net cash provided by investing activities was approximately $718,000, which reflects the purchase of certificates of deposit totaling $4,000,000 and the purchase of property and equipment of approximately $32,000, offset by proceeds from the sale or maturity of certificates of deposit totaling $4,750,000.  Cash provided by financing activities was approximately $1,786,000, representing proceeds from an at-the-market equity offering.  As a result, our cash, cash equivalents and short-term investments at July 31, 2018 decreased by approximately $1,498,000 to approximately $5,341,000 from approximately $6,839,000 at the end of fiscal year 2017.

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

Stock-Based Compensation

The compensation cost for service based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to ten years.  For employee options vesting if the trading price of the Company’s common stock exceeds certain price targets we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period.  For service based and performance based stock options granted to consultants we estimate the fair value of the stock options and recognize expense at each reporting period using the Black-Scholes pricing model.

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

Table of Content

FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 and the condensed consolidated financial statements included in this Report.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of July 31, 2018, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year. Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

Item 4.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Exchange Act.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

During the third quarter of fiscal year 2018 the only change in our internal control over financial reporting was our engagement of a valuation expert to prepare Monte Carlo Simulations to compute the fair value of stock options and a restricted stock award vesting upon achievement of target trading prices of the Company’s common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.   None.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Mine Safety Disclosures.  Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

31.1     Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 7, 2018.

31.2     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 7, 2018.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 7, 2018.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 7, 2018.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITUS CORPORATION

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and Chief Executive Officer
September 7, 2018		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and Chief Financial Officer
(Principal Financial and
September 7, 2018		Accounting Officer)