Form 10-K
period 2018-10-31
Anixa Biosciences Inc
filed 2019-01-11
CIK 715446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2018
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________
Commission file number: 0-11254
ANIXA BIOSCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware	11-2622630
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3150 Almaden Expressway, Suite 250 San Jose, CA 95118 (408) 708-9808
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class: Common Stock, $.01 par value	Name of Each Exchange on Which Registered: The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [x]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

                Large accelerated filer [__]                                      Accelerated filer  [__]

                Non-accelerated filer  [x]                                         Smaller reporting company  [x]

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

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of April 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of the registrant’s common stock on the NASDAQ on such date ($3.73): $56,459,801

On January 9, 2019, the registrant had outstanding 19,292,264 shares of common stock, par value $.01 per share, which is the registrant’s only class of common stock.
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

CERTAIN TERMS USED IN THIS REPORT

References in this Report to “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. unless otherwise indicated.

PART I

Item 1.       Business.

Overview

We were incorporated on November 5, 1982 under the laws of the State of Delaware.  Effective October 1, 2018, the Company changed its name from ITUS Corporation to Anixa Biosciences, Inc.  From inception through October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  From October 2012 through June 2015 the primary operations of the Company involved the development, acquisition, licensing, and enforcement of patented technologies that were either owned or controlled by the Company.

In June 2015, the Company announced the formation of a subsidiary, Anixa Diagnostics Corporation (“Anixa Diagnostics”), to develop Cchek™ a platform for non-invasive blood tests for the early detection of cancer.  In July 2015, the Company announced a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating proprietary cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood which we identified and which are known to be associated with malignancies.

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

Based on a number of factors, including key scientific, clinical, and commercial considerations, the initial commercial focus for Cchek™ will be on a prostate cancer confirmatory test.

In November 2017, the Company announced the formation of a new subsidiary, Certainty Therapeutics, Inc. (“Certainty”), to develop immuno-therapy drugs against cancer.  Certainty entered into a license agreement with Wistar pursuant to which Certainty was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Wistar relating to Wistar’s chimeric endocrine receptor targeted therapy technology (such technology being akin to chimeric antigen receptor T-cell (“CAR-T”) technology).  We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue future applications of the technology for the development of treatments for additional solid tumors.  The license agreement requires Certainty to make certain cash and equity payments to Wistar.  With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty.

Following the formation of Certainty and the license agreement with Wistar, Certainty entered into a collaboration agreement with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”) to advance toward human clinical testing the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer.  Certainty is working with researchers at Moffitt to complete studies necessary to submit an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”).

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

Over the past several quarters, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation.  In addition to Anixa Diagnostics and Certainty, the Company may make investments in and form new companies to develop additional emerging technologies.

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

In each instance where the Company has demonstrated the efficacy of its cancer detection platform, fresh (utilized within 48 hours) blood samples from biopsy verified cancer patients have been tested at Wistar using a variety of experimental methodologies and protocols.  Such un-blinded, non-uniform testing is common during the initial development stage of new technologies and diagnostic tests.  Blood samples from patients with differing severities of cancers (with some cancers such as Breast Cancer stage I to stage IV) have been tested, including samples from both pre-treatment and post-treatment patients.  In addition, Wistar has also tested blood from healthy donors.  A critical aspect of any cancer diagnostic is the ability to accurately distinguish patients with cancer from healthy patients.  Based upon our encouraging early results, our scientists are working with Wistar to refine protocols and methodologies for identifying and classifying the immunologic biomarkers that are the foundation for our Cchek™ early cancer detection platform.  Although our scientists, working in collaboration with Wistar, will continue to improve our processes and methodologies to achieve maximum performance, we expect our testing to become more uniform over time, and to eventually test patient samples in a double blinded manner.  While studies comparing biopsy verified cancer patients have been compared to healthy donors, we have only recently begun evaluating benign conditions such as benign prostatic hyperplasia, non-malignant neoplasias, systemic inflammatory conditions, infections, and other potential conditions that impact or may impact the immune system.  Such testing will be necessary for regulatory approval.

Based upon and following the results of more extensive clinical studies, as well as discussions with the FDA, we will determine what further studies are necessary and whether and when to begin the process of seeking regulatory approval for a confirmatory diagnostic test based upon our Cchek™ technology.  One manner of seeking regulatory approval is to have a lab certified to run our cancer tests pursuant to the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Act of 1988 (collectively, “CLIA”).  Among other things, CLIA requires clinical laboratories that perform diagnostic testing to be certified by the state in which the lab is located, as well as the Center for Medicare and Medicaid Services.  If we seek regulatory approval pursuant to CLIA, only those laboratories that are certified under CLIA to run our diagnostic test would be able to process test samples.  CLIA certification may or may not require additional studies.  We could seek to establish our own CLIA certified laboratory to run the diagnostic tests, or we could potentially contract with an existing CLIA certified lab and seek to have that laboratory certified to run our diagnostic test.

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

Our decision as to whether and when to seek CLIA certification or FDA approval of a diagnostic test or tests utilizing our Cchek™ technology will be dependent on a variety of factors, including the capital requirements of each approval process, the landscape for competitive diagnostic testing, and the time and resources required by each approval process.  It is possible that we may seek to have one or more diagnostic tests approved via CLIA certification, and other diagnostic test or tests approved by the FDA, or that we may seek simultaneous FDA approval and CLIA certification of a particular diagnostic test or tests.

While we believe our Cchek™ platform could eventually form the basis of a pan-cancer (all cancer) test, for our first commercial focus we will seek to launch a confirmatory test for prostate cancer.  We feel such an approach will enable faster clinical and regulatory approval.

The decision to initially focus on prostate cancer incorporated a number of factors, including key scientific, clinical, and commercial considerations.  Our recent studies with prostate cancer have demonstrated excellent sensitivity and specificity—over 90% in a blinded study.  The current standard screening method for prostate cancer, Prostate Specific Antigen (“PSA”) testing, results in large numbers of false results, resulting in high numbers of negative biopsies, and therefore presenting a tremendous opportunity for a confirmatory test with high accuracy.

Biomarker Studies

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

Sensitivity and specificity are scientific measurements commonly used to determine the accuracy of a diagnostic test, where sensitivity measures how good a test is at identifying people with a particular disease, and specificity measures how good a test is at identifying people without the disease.  Although published results vary widely, established diagnostic tests such as Low Dose Computed Tomography (LDCT), which is used by other companies to screen for lung cancer, has sensitivity of approximately 93% and specificity of approximately 73%, the PSA test, which is used by other companies to screen for prostate cancer, has sensitivity of approximately 21% and specificity of approximately 91%, and Mammography, used by other companies to screen for breast cancer and considered to be the “gold standard” for breast cancer screening, has reported sensitivity as low as approximately 68% and specificity as low as approximately 75%.  As these results indicate, current diagnostic testing is hampered by low sensitivity, low specificity or both, meaning that the tests miss a substantial portion of the cancers they are supposed to detect, or miss-diagnose a large number of healthy patients as having cancer.  There is currently no inexpensive, non-invasive, diagnostic test that excels in both sensitivity and specificity.

Initial samples in our study were tested utilizing immunostaining and fluorescent microscopic imaging.  While results were promising, subjectivity in interpreting the imaging results together with labor intensive and time consuming sample processing hampered the commercial viability of this approach.  Subsequently, patient samples were analyzed using flow cytometry, enabling more efficient processing and analysis.  In addition, the Company implemented its proprietary NN software application for analysis, which currently relies on multiple quantitative parameters to analyze test results.  This approach, which is highly data intensive and requires substantial computer processing power to develop, results in a test which can be performed using a desktop computer.  An initial version of our NN, which was trained to distinguish between the immunological responses from cancer patients and healthy patients, was responsible for the sensitivity and specificity results reported above.  The Company expects to continue to improve its protocols, continue to upgrade its NN software by increasing the number of patient samples used to train the software and expanding the range of markers, increasing the data resolution, and enhancing the architecture of the software, which may enable better results.

In a study released in January 2018, augmenting data from our preliminary study, we reported a sensitivity of 89% and a specificity of 95%.  All cancer patients were biopsy-verified with all clinical stages (I to IV) included.  The total number of patients in this study was 163, which included 81 cancer patients and 82 healthy donors.  The majority of patient samples collected for this study were from breast cancer and prostate cancer patients, but several other types were also included, bringing the total number of cancer types where we have successfully used Cchek™ to 20.

In an additional study released in March 2018, we announced the results of a prostate cancer study with Serametrix Corporation (“Serametrix”) in which data from a previous collaboration between Serametrix and Memorial Sloan Kettering Cancer Center (“MSK”) was re-evaluated using our Cchek™ technology.  Previously, Serametrix analyzed a number of metastatic prostate cancer and normal healthy blood samples using an MSK proprietary assay and algorithm for cancer detection.  Following this, a blinded re-analysis of the data was performed by Anixa Diagnostics, using Cchek™.  This study achieved 92% sensitivity and 92% specificity using 121 prostate cancer and 125 healthy donor samples.

In October 2018, at the 30th Anniversary AACR Special Conference – Convergence: Artificial Intelligence, we presented data demonstrating the ability of Cchek™ to distinguish, among patients scheduled for biopsy, those who had high risk prostate cancer and those who had benign conditions or low grade cancer, for whom surgery is not required and a biopsy is unnecessary.  The Cchek™ data showed the ability to distinguish healthy males from high risk prostate cancer patients with a sensitivity of 89% and a specificity of 100%.  This study further demonstrated the potential for Cchek™ to reduce the number of unnecessary prostate biopsies by up to 56%, while still retaining 89% sensitivity for detecting prostate cancers.

In November 2018, we released the results of our first study demonstrating the ability of Cchek™ to identify the presence of early stage breast cancer.  Our Cchek™ technology demonstrated a sensitivity of 89% when detecting early stage breast cancer (Stage I or II) and a specificity of 95% when used to test blinded samples.  Furthermore, Cchek™ was also able to detect the early stages of breast cancer (Stage 0) in subjects with biopsy-confirmed ductal carcinoma in situ (DCIS), a type of pre-cancerous/non-invasive breast lesion that often leads to invasive breast cancer, with 72% sensitivity.

Related to our collaborative research agreement, the Company and/or Wistar currently have or have had collaborations with doctors from University of Pennsylvania Abramson Cancer Center, The Helen F. Graham Cancer Center and Research Institute at Christiana Hospital in Wilmington, Delaware, Virtua Healthcare System in southern New Jersey, New Jersey Urology, the largest urology practice in the country, and MD Anderson Cancer Center at Cooper Hospital in southern New Jersey.  In most cases, patients from participating doctors at these healthcare institutions who are beginning or in some cases, continuing cancer treatment are asked to consent to have an additional tube of blood drawn for the purpose of participating in the Cchek™ patient efficacy trials.  Because the number of cancer patients treated by these hospitals varies over time, and the decision whether to participate in the Cchek™ patient studies is ultimately at the discretion of the patient, it is difficult to predict the number of patient samples that we will receive in any given week, or during any given month.  Due to this unpredictability in sample flow, the Company is currently in discussions with additional doctors and healthcare providers about providing blood samples for our patient efficacy trials, and the Company has capacity available to process an additional quantity of samples.

The Market

There are four primary markets for a cancer diagnostic test:  screening, confirmatory testing, treatment monitoring, and recurrence testing.

Screening

Screening occurs when asymptomatic people are tested for indications of cancer. Examples of existing screening tests include the mammogram for breast cancer, PSA for prostate cancer, and colonoscopy for colon cancer.  All screening tests have their strengths and weaknesses, and for many cancers there are currently no recommended screening tests available.

Confirmatory Testing

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

Treatment Monitoring

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

Recurrence Testing

Recurrence testing is used for cancer survivors to test for cancer recurrence.  According to statistics published by the American Cancer Society in 2017, there are approximately fifteen million cancer survivors in the U.S., sixty-seven (67%) of which were diagnosed with cancer five or more years ago.  Most cancer survivors live in fear of recurrence, and limitations of existing diagnostics, including repeated exposure to radiation from imaging tests, and invasiveness and costs and pain from tests such as traditional biopsies, prevent cancer survivors from being tested as often as they would like.

The Company’s long term vision is to have one or more tests based upon the Cchek™ platform to serve each of the markets identified above.  We anticipate the initial market focus of Cchek™ will be in the confirmatory, or pre-biopsy, testing.  We estimate that there is a U.S. market of roughly 12 million biopsies annually and a high rate of negative biopsy results.  Accordingly, we believe that positioning Cchek™ as a pre-biopsy test will reduce the number of unnecessary biopsies, thus improving patient outcomes and reducing healthcare costs.

Competition

Background

Continuing scientific advances and discoveries, the ability to more quickly process and analyze large amounts of scientific data, and decreases in the cost of sophisticated equipment and technologies, have resulted in the potential for significant advances in cancer treatment, and in particular, cancer diagnostics.  Cancer statistics gathered over the past several decades provide overwhelming evidence that the earlier that cancers are detected, the greater the survival rates.  Up until now, doctors have primarily relied upon technologies such as imaging (x-rays, mammograms, CT scans, MRIs, PET scans, ultrasounds) and biopsies and other invasive procedures for cancer detection and cancer diagnoses.  In many cases, these diagnostic procedures were performed after patients exhibited one or more symptoms of cancer, at which point the cancer may likely no longer be at an early stage.  Existing diagnostic technologies such as imaging have gotten better, and invasive diagnostic procedures such as colonoscopies have become more accurate and less risky, and we expect these types of traditional diagnostic tools to continue to predominate the cancer diagnostic market for the foreseeable future.

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

We have identified a class and subclasses of biomarkers that we believe are measurable in the blood of patients with malignancies, and are perfecting a process and methodology for detecting those biomarkers.  The goal is to create a platform, Cchek™, that can be used to launch a series of simple and affordable blood tests that can be used to detect and monitor many of the most deadly forms of cancer, including lung cancer, breast cancer, ovarian cancer, colon cancer, pancreatic cancer, prostate cancer and others.  It is unlikely that the Company will initially simultaneously launch tests for each of the cancers identified above, and that specific and individual cancer tests for each of the four markets identified above (screening, confirmatory testing, treatment monitoring, recurrence) will be launched over time.

Statistics from The American Cancer Society in 2017 indicate that one out of every two males, and one out of every three females that are born today, will develop some form of cancer during their lifetimes.  With approximately 200 million adults in the United States alone, we believe that the market for new, non-invasive cancer diagnostic technologies and testing will be enormous, and that there will be sufficient demand to support many different technologies and tests.

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

The Company believes that its Cchek™ diagnostic platform has the potential for at least three distinct advantages over the types of biomarker tests referred to above.  First, it appears that the biomarkers that we are using may be present in multiple types of and varying severities of cancers.  As a result, we anticipate that Cchek™ will become a platform from which multiple tests could be launched for multiple types of cancers.  Second, it appears that the biomarkers utilized by Cchek™ may be present in both advanced, and early stages of cancers.  Third, we expect Cchek™ to be significantly less expensive than the technologies commonly used for tests based on CTC’s, ctDNA, and exosomes.

CAR-T therapeutics

Certainty was formed to develop immuno-therapy drugs against cancer, and in November 2017, we entered into a license with Wistar whereby we obtained rights to certain intellectual property surrounding Wistar’s chimeric endocrine receptor targeted therapy technology.

CAR-T therapeutics have demonstrated positive results in B-cell cancers, but very little progress has been made on solid tumors.  Our CAR-T technology is initially focused on ovarian cancer and is based on engineering killer T-cells with the Follicle Stimulating Hormone (“FSH”) to target ovarian cells that express the FSH-Receptor.  Data on this technology, including the animal studies showing efficacy, was published in January 2017 in the journal, Clinical Cancer Research.  The FSH-Receptor has been shown to be a very exclusive protein found on a large percentage of ovarian cancer cells, but not on a significant number of non-ovarian healthy tissues in adult females.

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

We have performed numerous studies in preparation for an IND application.  In those studies, several groups of tumor free, female mice were intra-peritoneally infused with increasing concentrations of the murine CAR-T construct and their health status was monitored for up to five months.  The following summarizes the results of these studies:

•        No treated mice showed any signs of pain/stress, difficulty breathing or increased respiratory rate, reduced movement, reduced grooming or feeding, dehydration, anorexia or any other sign of distress.  Control mice also did not show any distress.

•        The treated mice did not show any weight loss.  Control mice also did not show any weight loss.

•        One cohort of treated mice also had blood drawn periodically for measurement of markers for liver function (AST-Aspartate transaminase/ALT-Alanine transaminase), kidney function (creatinine), and metabolic function (glucose).  No abnormal values were observed, as was the case for control mice.

•        Serum IL-6 (interleukin-6) increased in the treated mice, as well as mice treated with control T-cells.  This indicated that the T-cells were inducing the expected inflammatory response.

•        Histological analysis of the ovaries showed that 60% of the treated mice had significant reduction in ovarian mass, while the control mice exhibited no reduction.  This observation confirms that the CAR-T was successfully attacking the ovaries, as we hoped and expected.

While these results are positive, there are many uncertainties in drug development, and most drugs fail to reach commercialization, we hope to achieve a profitable outcome by eventually licensing our technology to a large pharmaceutical company that has the resources and infrastructure in place to manufacture, market and sell our technology as a cancer treatment.

In October 2018, we attended a pre-IND meeting with the FDA to discuss numerous aspects of the planned clinical trial of our CAR-T therapy for ovarian cancer.  The FDA answered a number of questions, providing a good understanding of the design for the clinical trial in our IND application.  We are in the process of completing the final experiments needed to file our IND application.  The IND application, after review and approval by the FDA, will enable us to begin testing our therapy in ovarian cancer patients.  Assuming the FDA approves our IND application, we anticipate beginning the human clinical trial as early as the summer of 2019.

The Market

The American Cancer Society estimates that 1.7 million people in the United States will be diagnosed with cancer in 2018.  The lifetime probability of being diagnosed with an invasive cancer is 39.7% for men and 37.6% for women. It is projected that 610,000 Americans will die from cancer in 2018 and that one in four deaths in the United States is due to cancer.

According to American Cancer Society statistics, ovarian cancer accounts for just 2.5% of all female cancer cases, but 5% of cancer deaths due to the disease’s low survival rate.  It is estimated that in 2018, 22,000 new cases of ovarian cancer will be diagnosed and 16,000 American women will die from this disease.  Despite continuous advances made in the field of cancer research every year, there remains a significant unmet medical need, as the overall five-year relative survival rate for ovarian cancer patients is 47%.  However, ovarian cancer survival varies substantially by age, with the overall five-year survival rate for women 65 and older of only 29%.

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies.  Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future.  While we believe that our proprietary FSH-Receptor targeted immuno-therapy platform for treating solid tumors and scientific expertise in the field of cell therapy provide us with competitive advantages, we face potential competition from various sources, including larger and better-funded pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments.  Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance.  Our competitors’ treatments may be more effective, or more effectively marketed and sold, than any treatment we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors.  These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our program.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.  We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price and the availability of reimbursement from government and other third-party payers.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop.  Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Employees

As of October 31, 2018, on a consolidated basis, we had eight employees, seven full-time and one part time.

Other

Our principal executive offices are located at 3150 Almaden Expressway, San Jose, California 95118, our telephone number is (408) 708-9808 and our Internet website address is www.anixa.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”).  Alternatively, you may also access our reports at the SEC’s website at www.sec.gov.  You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. and 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Item 1A.         Risk Factors.

Our business involves a high degree of risk and uncertainty, including the following risks and uncertainties:

Risks Related to Our Financial Condition and Operations

We have a history of losses and may incur additional losses in the future.

On a cumulative basis we have sustained substantial losses and negative cash flows from operations since our inception.  As of October 31, 2018, our accumulated deficit was approximately $170,170,000.  As of October 31, 2018, we had approximately $5,056,000 in cash, cash equivalents and short-term investments, and working capital of approximately $4,273,000.  In fiscal year 2018, we incurred losses of approximately $14,243,000 and we experienced negative cash flows from operations of approximately $4,273,000.  We expect to incur material research and development expenses and to continue incurring significant legal and general and administrative expenses in connection with our operations.  As a result, we anticipate that we will incur losses in the future.

We will need additional funding in the future which may not be available on acceptable terms, or at all, and, if available, may result in dilution to our stockholders.

Based on currently available information as of January 11, 2019, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  We may seek to obtain working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

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

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential.  Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.  Our spending on current and future research and development programs for product candidates may not yield any commercially viable products.  If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate which it would have been more advantageous to enter into a partnering arrangement.

We are currently subject to a putative shareholder derivative complaint which could distract our management and could result in substantial costs or large judgments against us.

On November 5, 2018, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al., C.A. No. 2018-0804-KSJM (the “Howland Matter”), that alleges claims for breach of fiduciary duty and unjust enrichment.  The complaint named as defendants certain of the Company’s current and former officers and directors, and the Company is named solely as a nominal defendant.  The complaint seeks, on behalf of the Company, a declaration that the defendant officers and directors breached their fiduciary duties, unspecified damages, certain changes to the Company’s internal procedures, and an award of the plaintiff’s attorneys’ fees and costs.  The defendants moved to dismiss the complaint on November 29, 2018 and the parties are currently engaged in briefing the motion.  If the Howland Matter is not dismissed at the pleading stage, we will be required to devote significant time to the adjudication of the matter which will distract our management and may have an adverse impact on our business, operating results and financial condition.  Further, if the Howland Matter is not dismissed, we could incur substantial costs related to the adjudication of the Howland Matter that may not be covered by insurance. In addition, we are obligated pursuant to Article 10 of our by-laws, as amended (the "By-Laws"), to indemnify any person who was or is a party or is threatened to be made a party to, or testifies in, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative in nature, by reason of the fact that such person is or was a director or officer of the Company against expenses (including attorneys' fees and disbursements), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding to the full extent permitted by law. Accordingly, we may incur substantial costs related to the indemnification of our current and former officers and directors that were named as defendants in the Howland Matter.  While we have director and officer insurance, there is no assurance that our policy will cover any or all of the costs associated with the indemnification of our current and former officers and directors that were named as defendants in the Howland Matter.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred net losses since our inception and we may never achieve or sustain profitability.  Generally, losses incurred will carry forward until such losses expire (for losses generated prior to January 1, 2018) or are used to offset future taxable income, if any.  Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited.  We have not completed a study to assess whether an ownership change for purposes of Section 382 or 383 has occurred, or whether there have been multiple ownership changes since our inception.  We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control).  As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset such taxable income will be subject to limitations.  Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes.  As a result, even if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

We have not yet determined the consequences to our business of the “Tax Cuts and Jobs Act” (see the risk factor entitled, “U.S. federal income tax reform could adversely affect us and holders of our common stock” below), which could increase our future U.S. tax expense.  For example, the new tax laws impose a reduction to the maximum deduction allowed for NOLs generated in tax years beginning after December 31, 2017, but allow such NOLs to be carried forward indefinitely.  These changes may adversely affect our future cash flows.

Our employees, scientific advisors, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, scientific advisors, principal investigators, consultants and commercial partners.  Misconduct by these parties could include intentional failures to comply with the regulations of the FDA or other regulatory bodies, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us.  In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices.  These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.  Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation.  We currently have a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, monetary fines, individual imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment or restructuring of our operations, which could have a significant impact on our business.  Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and divert the attention of management in defending ourselves against any of these claims or investigations.

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

•         successfully complete studies necessary to submit an IND application to the FDA for our ovarian cancer therapeutic;

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

Any of the foregoing risks may adversely affect the Company and result in the failure of our business.  In addition, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.  Over the next several quarters, we will need to transition from a company with a research and development focus to a company capable of supporting clinical trials and commercial activities.  We may not be able to reach such achievements, which would have a material adverse effect on our Company.

Our current business model, as it relates to both Cchek™ and our CAR-T cancer therapeutics, relies on strategic collaborations with commercial partners to provide the resources and infrastructure to manufacture and ultimately market and/or sell our technologies.  We may have difficulty in timing the establishment of these partnerships to achieve the greatest economic benefit for the Company, or in establishing these partnerships at all.

We do not currently have the resources and infrastructure to manufacture, market or sell our technologies.  While our technologies have generated interest from multiple potential strategic partners, due to the early stage of development of our technologies, we can give no assurance that we will be able to successfully establish any strategic partnerships.  Further, even if we elect to engage with a potential strategic partner, development of these partnerships can take an extended period of time in which significant analysis is performed by the potential strategic partner on our technologies and our intellectual property, as well as on the market opportunities and how well our technologies may fit strategically with the partner’s existing business.  Accordingly, it will be difficult for us to time the establishment of a strategic partnership to achieve the greatest economic benefit for the Company.

We may have difficulty in raising capital for our cancer diagnostics and therapeutics businesses and may consume resources faster than expected.

We currently do not generate any revenue from Cchek™ or our ovarian cancer therapeutic nor do we generate any other recurring revenues and as of October 31, 2018, the Company only had approximately $5,056,000 in cash, cash equivalents and short-term investments.  Therefore, we have a limited source of cash to meet our future capital requirements, which may include the expensive process of obtaining FDA approvals for our ovarian cancer therapeutic and for Cchek™ for each type of cancer for which we desire to launch a diagnostic test.  We do not expect to generate significant revenues for the foreseeable future, and we may not be able to raise funds in the future, which would leave us without resources to continue our operations and force us to resort to the Company raising additional capital in the form of equity or debt financings, which may not be available to us.  We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of our diagnostic business and our lack of revenues as well as the inherent business risks associated with an early stage, biotechnology company and present and future market conditions.  Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated.  Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our cancer diagnostic and therapeutic businesses which would have a material adverse effect on the Company.

If we are unable to obtain and maintain intellectual property protection, our competitive position will be harmed.

Our ability to compete and to achieve sustained profitability will be impacted by our ability to protect our Cchek™ cancer diagnostic technologies, our CAR-T cancer therapeutics technologies and other proprietary discoveries and technologies.  We expect to rely on a combination of patent protection, copyrights, trademarks, trade secrets, know-how, and regulatory approvals to protect Cchek™, our CAR-T cancer therapeutics and any of our other technologies.  Our intellectual property strategy is intended to help develop and maintain our competitive position.  While we have been granted two patents related to Cchek™, there is no assurance that we will be able to obtain further patent protection for Cchek™, our CAR-T cancer therapeutics and any other technologies, nor can we be certain that the steps we will have taken will prevent the misappropriation and unauthorized use of our technologies.  If we are not able to obtain and maintain patent protection our competitive position may be harmed.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our Cchek™ cancer diagnostic technologies, our CAR-T therapeutics, and other proprietary discoveries and technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties.  We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our Cchek™ cancer diagnostic technologies, our CAR-T therapeutics, and other proprietary discoveries and technologies.  Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.  If we are found to infringe a third-party's intellectual property rights, we could be required to obtain a license from such third-party to continue developing our Cchek™ cancer diagnostic technologies, our CAR-T therapeutics, and other proprietary discoveries and technologies.  However, we may not be able to obtain any required license on commercially reasonable terms or at all.  Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.  We could be forced, including by court order, to cease developing the infringing technology or product.  In addition, we could be found liable for monetary damages.  Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business.

If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.

In the future, we may identify third-party technology we need, including to develop or commercialize new products or services.  In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products or services.  Royalties are a component of cost of products or services and affect the margins on our products or services. We may also need to negotiate licenses to patents or patent applications before or after introducing a commercial product.  We may not be able to obtain necessary licenses to patents or patent applications, and our business may suffer if we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties, or if the licensed patents or other rights are found to be invalid or unenforceable.

Risks Related to Cchek™

While our Cchek™ diagnostic technology has shown favorable results from initial testing, we cannot guarantee that these results will be replicated in future testing nor can we guarantee the success of the technology at all.

We have initially used Cchek™ to test the blood of small groups of individuals consisting of cancer patients and healthy patients and have in some studies reported sensitivity and specificity of over 90%.  While these preliminary results far exceed existing diagnostic testing, there is no guarantee that these results will be replicable when we test a larger group of patients or at all.  If we are unable to consistently attain results that are necessary for commercialization of Cchek™, our diagnostic technology will not have any monetary value and we will be unable to generate any revenue from this technology.

Even if we are able to attain results necessary for the commercialization of Cchek™, our ability to commercialize the technology in the future will depend on our ability to provide evidence of clinical utility.

Our ability to successfully commercialize Cchek™ will depend on numerous factors, including whether health care providers believe that Cchek™ provides sufficient incremental clinical utility; whether the medical community accepts that Cchek™ has sufficient sensitivity (there are no or very few false positives), specificity (detects the cancer the test is supposed to detect) and predictive value to be meaningful in patient care and treatment decisions; whether the cost of the test is reasonably priced and commercially viable; and whether health insurers, government health programs and other third-party payers will cover and pay for Cchek™ and the amount that they will reimburse for such tests.  These factors may present obstacles to commercial acceptance of Cchek™.  To the extent these obstacles arise, we will need to devote substantial time and resources to overcome these obstacles, and we might not be successful.  Failure to achieve market acceptance of Cchek™ would materially harm our business, financial condition and results of operations.

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

We have devoted considerable resources to research and development for Cchek™, however there can be no assurance that Cchek™ will be capable of reliably predicting the occurrence or recurrence of any cancers with the sensitivity and specificity necessary to be clinically and commercially useful, or, even if such technology is clinically and commercially useful, that it will result in commercially successful products.  In addition, before we can fully develop Cchek™ and commercialize any new products, we will need to:

•         conduct substantial research and development;

•         conduct validation studies;

•         expend significant funds;

•         enter into agreements and maintain relationships with third party vendors to provide third party blood samples;

•         obtain regulatory approval (either CLIA, FDA or both); and

•         depending on which regulatory pathway we select, establish or contract with the owner of a CLIA certified laboratory to process test samples.

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

To pursue our development and validation of Cchek™, we will need access, over time, to patient blood samples and such patients will need to consent to the use of their blood.  As a result, we have made arrangements with hospitals and medical practices to give us access to patient samples for the development and validation of Cchek™.  In the event that we are unable to obtain patient samples, or access to patient samples becomes more limited due to changes in privacy laws governing the use and disclosure of medical information or due to changes in the laws restricting our ability to obtain patient samples and associated information, our ability to pursue the development of Cchek™ may be slowed or halted, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success of developing Cchek™ will depend on the efforts of the inventor of the technology, our President and Chief Executive Officer Dr. Amit Kumar.  We do not have an employment agreement with Dr. Kumar which means that Dr. Kumar does not have a set term of employment and may renegotiate his employment arrangement with the Company at any time.  Further, we do not maintain “key person” life insurance on Dr. Kumar.  The loss of the services of Dr. Kumar could have a material adverse effect on our business and operating results.

Risks Related to our CAR-T therapeutics

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty.  We have never generated any revenue from biopharmaceutical product sales and our biopharmaceutical products may never be profitable.

We are in the pre-clinical stage of developing our CAR-T therapeutics technology.  Our ability to generate revenue depends in large part on our ability, alone or with partners, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates.  We do not anticipate generating revenues from sales of such products for the foreseeable future.  Our ability to generate future revenues from product sales of our CAR-T therapeutics technology depends heavily on our success in:

•        progressing our pre-clinical programs into human clinical trials;

•        completing requisite clinical trials through all phases of clinical development of our ovarian cancer therapy and other potential product candidates;

•        seeking and obtaining marketing approvals for our ovarian cancer therapy and other potential product candidates that successfully complete clinical trials, if any;

•        launching and commercializing our ovarian cancer therapy and other potential product candidates for which we obtain marketing approval, if any, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

•        identifying and developing new product candidates;

•        establishing and maintaining supply and manufacturing relationships with third parties;

•        maintaining, protecting, expanding and enforcing our intellectual property; and

•        attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with biologic product development, we are unable to predict the likelihood or timing for when we may receive regulatory approval of our ovarian cancer therapy and any other potential product candidates or when we will be able to achieve or maintain profitability, if ever.  If we are unable to establish a development and or commercialization partnership, or do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected.  Even if we or a partner obtain the regulatory approvals to market and sell one or more of our product candidates, we may never generate significant revenues from any commercial sales for several reasons, including because the market for our products may be smaller than we anticipate, or products may not be adopted by physicians and payors or because our products may not be as efficacious or safe as other treatment options.  If we fail to successfully commercialize one or more products, by ourselves or through a partner, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

CAR-T cell therapies are novel and present significant challenges.

CAR-T product candidates represent a relatively new field of cellular immunotherapy. Advancing this novel and personalized therapy creates significant challenges for us, or a partner, including:

•        obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with commercial development of T-cell therapies for cancer;

•        sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

•        developing a consistent and reliable process, while limiting contamination risks, for engineering and manufacturing T cells ex vivo and infusing the engineered T cells into the patient;

•        educating medical personnel regarding the potential safety benefits, as well as the challenges, of incorporating our product candidates into their treatment regimens;

•        establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy; and

•        the availability of coverage and adequate reimbursement from third-party payors for our novel and personalized therapy.

Our inability to successfully develop CAR-T cell therapies or develop processes related to the manufacture, sales and marketing of these therapies would adversely affect our business, results of operations and prospects.

While CAR-T technology has shown positive results in B-cell cancers by others, its safety and efficacy has not been seen in solid tumors and we cannot guarantee our CAR-T technology will be safe or effective in ovarian cancer.

CAR-T therapies function through the binding of a genetically engineered killer T-cell to a cancer cell.  However, these engineered T-cells destroy the cell they are bound to whether it is a cancer cell or a healthy cell.  Therefore, the engineered T-cells must be designed to only bind to cancer cells to minimize toxicity.  Our CAR-T technology relies on the natural affinity of FSH to FSH-Receptor.  Research by others has shown that in women the FSH-Receptor protein is found on ovary cells and generally in no other healthy tissue, and therefore, we engineer our T-cells with FSH.  However, as the research in this field is still new, we cannot guarantee that there is no FSH-Receptor on any other healthy tissue in the human body.

While our CAR-T technology has shown favorable results from in-vitro and in-vivo testing, including in large numbers of animals under the Good Laboratory Practice (“GLP”) conditions necessary for inclusion in an IND application, we cannot guarantee that these results will be sufficient for the FDA to allow us to commence human clinical trials.

While studies have generated promising results in large numbers of mice under GLP conditions, and toxicity studies have been performed and have had favorable results, there can be no assurance that the FDA will find these results sufficient to allow us to commence testing of our ovarian cancer therapy in human patients.  If we are unable to commence human clinical trials, or if commencement of such trials is significantly delayed, we may be required to expend significant additional resources, which may not be available to us, and our business, prospects, financial condition and results of operations may be adversely affected.

While pre-clinical testing of our ovarian cancer CAR-T therapy has been positive, we may experience unfavorable results once we commence human clinical trials.

We have not initiated clinical trials for our ovarian cancer therapy and we may not be able to commence clinical trials on the time frames we expect.  As this product candidate has only been tested in animals, we face significant uncertainty regarding how effective and safe it will be in human patients and the results from preclinical studies may not be indicative of the results of clinical trials.  Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

Even if clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval.  To the extent that the results of our clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.

We are dependent on third parties to conduct our pre-clinical and clinical trials.

Moffitt is performing the necessary pre-clinical studies to file an IND application to begin human clinical testing of our ovarian cancer therapeutic and will perform the clinical trials.  Unless or until we have an in-house scientific team to perform and manage these studies, we will remain reliant on Moffitt or other third parties for these services.

If we encounter difficulties enrolling patients in our clinical trial, our clinical development activities could be delayed or otherwise adversely affected.

Even if we are permitted to conduct clinical trials for our product candidate, we may experience difficulties in patient enrollment in our clinical trial for a variety of reasons.  The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion.  The enrollment of patients depends on many factors, including:

•         the patient eligibility criteria defined in the clinical trial protocol;

•         the size of the patient population required for analysis of the trial’s primary endpoints;

•         the proximity of patients to the study site;

•         the design of the clinical trial;

•         our ability to retain clinical trial investigators with the appropriate competencies and experience;

•         our ability to obtain and maintain patient consents;

•         the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion; and

•         competing clinical trials and approved therapies available for patients.

In particular, our clinical trial will look to enroll patients with late stage ovarian cancer who have failed conventional treatment.  Our clinical trial will compete with other companies' clinical trials for product candidates that are in the same therapeutic area as our product candidate, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trial may instead opt to enroll in a trial being conducted by one of our competitors.  We expect to conduct our clinical trial at the same clinical trial site that some of our competitors use, which will reduce the number of patients who are available for our clinical trial in this clinical trial site.  Moreover, because our product candidate represents a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use experimental therapies that use conventional technologies, such as chemotherapy and antibody therapy, rather than enroll patients in our future clinical trial.  Patients may also be unwilling to participate in our clinical trial because of negative publicity from adverse events in the biotechnology or gene therapy industries.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trial, which could prevent completion of the clinical trial and adversely affect our ability to advance the development of our ovarian cancer CAR-T therapy.

Any adverse developments that occur during any clinical trials conducted by academic investigators, our collaborators or other entities conducting clinical trials under independent INDs may negatively affect the conduct of our clinical trial or our ability to obtain regulatory approval or commercialize our product candidate.

CAR-T and other immuno-therapy technologies are being used by third parties in clinical trials for which we are collaborating or in clinical trials which are completely independent of our development programs.  We have little to no control over the conduct of those clinical trials.  If serious adverse events occur during these or any other clinical trials using technologies similar to ours, the FDA and other regulatory authorities may delay our clinical trial, or could delay, limit or deny approval of our product candidate or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs.  If we receive regulatory approval for any product candidate and a new and serious safety issue is identified in connection with clinical trials conducted by third parties, the applicable regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell our product. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize our product.

Adverse side effects or other safety risks associated with our ovarian cancer therapy could cause us to suspend or discontinue clinical trials or delay or preclude approval.

In third party clinical trials involving CAR-T cell therapies, the most prominent acute toxicities included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction.  Some patients also experienced toxicity of the central nervous system, such as confusion, cranial nerve dysfunction and speech impairment.  Adverse side effects attributed to CAR-T therapies were severe and life-threatening in some patients.  The life-threatening events were related to kidney dysfunction and toxicities of the central nervous system.  Severe and life-threatening toxicities occurred primarily in the first two weeks after cell infusion and generally resolved within three weeks.  In the past, several patients have also died in clinical trials by others involving CAR-T cells.

Undesirable side effects observed in our clinical trial, whether or not they are caused by our product candidate, could result in the delay, suspension or termination of clinical trials, by the FDA or other regulatory authorities for a number of reasons.  In addition, because the patients who will be enrolled in our clinical trial are suffering from a life-threatening disease and will often be suffering from multiple complicating conditions it may be difficult to accurately assess the relationship between our product candidate and adverse events experienced by very ill patients.  If we elect or are required to delay, suspend or terminate a clinical trial of our ovarian cancer therapy, the commercial prospects of such therapy will be harmed and our ability to generate product revenues from such therapy will be delayed or eliminated.  In addition, serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue.  Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements.  Because our CAR-T ovarian cancer therapy is based on relatively new technology and engineered on a patient-by-patient basis, we expect that it will require extensive research and development and have substantial manufacturing and processing costs.  In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from therapies such as our current and future product candidates can be significant.  Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products.  In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us.  The costs of our clinical trials may increase if the FDA does not agree with our clinical development plans or requires us to conduct additional clinical trials to demonstrate the safety and efficacy of our product candidates.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation.  Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results.  Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions.  Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.  Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.  Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.  Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

We rely on a license from Wistar for our CAR-T technology, and if we lose this license we may be subjected to future litigation.

We are party to a royalty-bearing license agreement that grants us rights to use certain intellectual property, including patents and patent applications.  We may need to obtain additional licenses from others to advance our research, development and commercialization activities.  Our license agreement imposes, and we expect that future license agreements if necessary will impose, various development, diligence, commercialization and other obligations on us.

In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements.  If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization activities.  Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Moreover, disputes may arise with respect to any one of our licensing agreements, including:

•        the scope of rights granted under the license agreement and other interpretation-related issues;

•        the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•        the sublicensing of patent and other rights under the licensing agreement and our collaborative development relationships;

•        our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•        the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•        the priority of invention of patented technology.

If we do not prevail in such disputes, we may lose any of such license agreements.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations.  The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.  Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Our failure to maintain such licenses could have a material adverse effect on our business, financial condition and results of operations.  Any of these licenses could be terminated, such as if either party fails to abide by the terms of the license, or if the licensor fails to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable.  Absent the license agreements, we may infringe patents subject to those agreements, and if the license agreements are terminated, we may be subject to litigation by the licensor.  Litigation could result in substantial costs and be a distraction to management.  If we do not prevail, we may be required to pay damages, including treble damages, attorneys’ fees, costs and expenses, royalties or, be enjoined from selling our products, which could adversely affect our ability to offer products, our ability to continue operations and our financial condition.

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

Provisions of Delaware General Corporation Law (“DGCL”) and our certificate of incorporation, as amended (the “Certificate of Incorporation”), and By-Laws, could make the acquisition of our company by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors, more difficult.  These provisions include:

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

•        provisions in our By-Laws establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•        provisions in our By-Laws regarding stockholders' rights to call a special meeting of stockholders limit such rights to stockholders of record holding together at least 66 2/3% of shares of the Company entitled to vote at the meeting, which could make it more difficult for stockholders to wage a proxy contest for control of our Board of Directors or to vote to repeal any of the anti-takeover provisions contained in our Certificate of Incorporation and By-Laws.

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

•        clinical trial results relating to our CAR-T cancer therapeutics;

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

In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation.  If our common stock was the object of securities class action litigation due to volatility in the market price of our stock, it could result in substantial costs and a diversion of management's attention and resources, which could materially harm our business and financial results.

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

We have issued a significant number of securities pursuant to our incentive plans and may continue to do so in the future.  The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock.

As of the date of this report, we have issued and outstanding options to purchase 7,405,868 shares of our common stock with a weighted average exercise price of $2.75 and 1,500,000 restricted stock awards (including options to purchase 1,500,000 shares of our common stock and a restricted stock award of 1,500,000 shares of our common stock that vest based upon achievement of certain stock price based milestones issued to Dr. Kumar in May 2018).  Further, as of the date of this report, our Board of Directors and Compensation Committee have the authority to issue awards totaling an additional 2,800,000 shares of our common stock (not including any additional shares of common stock that will be available for issuance pursuant to the evergreen provisions in our 2010 Share Incentive Plan and our 2018 Share Incentive Plan on the first business day of the 2020 calendar year as described in more detail herein).  Additionally, we have registered for resale all of the shares of common stock issuable under our incentive plans.  Because the market for our common stock is thinly traded, the sales and/or the perception that those sales may occur, could adversely affect the market price of our common stock.  Furthermore, the mere existence of a significant number of shares of common stock issuable upon vesting and, if applicable, exercise of these securities may be perceived by the market as having a potential dilutive effect, which could lead to a decrease in the price of our common stock.

U.S. federal income tax reform could adversely affect us and holders of our common stock.

On December 22, 2017, President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act,” which significantly reformed the Internal Revenue Code.  The new legislation, among other things, changes the U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system.  Additionally, the legislation imposes a reduction to the maximum deduction allowed for NOLs generated in tax years beginning after December 31, 2017, but allows such NOLs to be carried forward indefinitely.  We continue to examine the impact this tax reform legislation may have on us.  The impact of this tax reform, or of any future administrative guidance interpreting provisions thereof, on holders of our shares is uncertain and could be adverse.  This annual report does not discuss any such tax legislation or the manner in which it might affect holders of our shares.  We urge holders of our shares to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of their ownership of our shares.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to a lease that expires September 30, 2019.  Our base rent is approximately $4,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs.  We also lease approximately 3,000 square feet of office space at 12100 Wilshire Boulevard, Los Angeles, California (our former executive offices) from an unrelated party pursuant to a lease that expires May 31, 2019.  We vacated this space during the fourth quarter of fiscal year 2017 and are currently subleasing the space to an unrelated party.  Our base rent is approximately $11,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs.  Our sublease pays rent of approximately $4,000 per month and terminates at the expiration of our lease of the premises.

Item 3.       Legal Proceedings.

Other than as described below and lawsuits we bring to enforce our patent rights we are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

On November 5, 2018, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al., C.A. No. 2018-0804-KSJM, that alleges claims for breach of fiduciary duty and unjust enrichment.  The complaint named as defendants certain of the Company’s current and former officers and directors, and the Company is named solely as a nominal defendant.  The complaint seeks, on behalf of the Company, a declaration that the defendant officers and directors breached their fiduciary duties, unspecified damages, certain changes to the Company’s internal procedures, and an award of the plaintiff’s attorneys’ fees and costs.  The defendants moved to dismiss the complaint on November 29, 2018 and the parties are currently engaged in briefing the motion. Due to the early nature of the complaint and that the complaint does not specify a dollar amount of damages, we cannot make a reasonable estimate of potential losses at this time.

Item 4.       Mine Safety Disclosures.

Not applicable.

PART II

Item 5.       Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “ANIX”.  The high and low sales prices as reported by the NASDAQ Capital Market for each quarterly fiscal period during our fiscal years ended October 31, 2018 and 2017 is as follows:

Fiscal Period	High	Low
4th quarter 2018	$6.86	$3.10
3rd quarter 2018	3.87	2.96
2nd quarter 2018	5.49	2.62
1st quarter 2018	6.43	1.90
4th quarter 2017	$5.25	$0.60
3rd quarter 2017	2.05	0.71
2nd quarter 2017	5.50	1.85
1st quarter 2017	6.60	4.20

Holders

As of January 9, 2019, the approximate number of record holders of our common stock was 325 and the closing price of our common stock was $3.90 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

No cash dividends have been paid on our common stock since our inception.  We have no present intention to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities during the three months ended October 31, 2018.

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

Results of Operations

Fiscal Year ended October 31, 2018 compared with Fiscal Year ended October 31, 2017

Revenue

In fiscal year 2018, we recorded revenue of approximately $1,113,000 from two license agreements.  In fiscal year 2017, we recorded revenue of approximately $363,000 from one license agreement.  The license agreements each provided for a one-time, non-recurring, lump sum payment in exchange for non-exclusive retroactive and future licenses, and/or covenants not to sue.  Accordingly, the earnings process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreement.  As discussed in Note 1 to our consolidated financial statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations or revenue.

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses Related to Patent Assertion

Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities increased by approximately $663,000 in fiscal year 2018, to approximately $768,000, from approximately $105,000 in fiscal year 2017.  The increase was primarily due to the increase in related revenues.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was approximately $325,000 in fiscal years 2018 and 2017.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  During fiscal year 2018, we did not capitalize any patents or patent rights.

Research and Development Expenses

Research and development expenses are related to the development of our early cancer detection and cancer immuno-therapy drug platforms and increased by approximately $5,215,000 to approximately $6,813,000 in fiscal year 2018, from approximately $1,598,000 in fiscal year 2017.  The increase in research and development expenses was primarily due to an increase in employee stock option compensation expense of approximately $2,593,000, the granting of an employee stock awards of approximately $1,602,000, the costs associated with the commencement of our collaboration with Moffitt for the development of our CAR-T ovarian cancer treatment of approximately $403,000, an increase in employee compensation and related costs, other than equity-based compensation, of approximately $381,000, the costs associated with our license from Wistar for our CAR-T technology of approximately $290,000 that we entered into during the fiscal year 2018 and an increase in stock option compensation expense for options granted to consultants, primarily members of our scientific advisory board, of approximately $114,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $2,501,000 to approximately $6,912,000 in fiscal year 2018, from approximately $4,411,000 in fiscal year 2017.  The increase in general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $1,902,000, the granting of an employee stock award of approximately $1,258,000, an increase in legal and accounting fees of approximately $180,000 due primarily to our at-the-market equity programs, the defense of the Howland Matter, potential acquisitions and collaborative arrangements and the filing of registration statements, an increase in stock option compensation expense for options granted to consultants, primarily associated with strategic alliances, of approximately $147,000, offset by a decrease in board compensation expense of approximately $454,000 resulting from the fiscal year 2017 grant of shares of Company common stock to the independent directors, a decrease in employee compensation and related costs, other than equity-based compensation, of approximately $261,000 resulting primarily from the fiscal year 2017 severance arrangement with our former chief executive officer and a decrease in rent expense of approximately $115,000 resulting from the fiscal year 2017 relocation of our principal executive offices.

Impairment in Carrying Amount of Patent Assets

The impairment in carrying amount of patent assets related to our legacy patent licensing activities of approximately $583,000 in fiscal year 2018 resulted from the write down of the value of our patent assets to the estimated undiscounted future cash flows we anticipate receiving from the patent assets as of October 31, 2018.

Gain on Extinguishment of Patent Acquisition Obligation

The gain on extinguishment of patent acquisition obligation of approximately $1,548,000 in fiscal year 2017 resulted from the difference in the carrying value of the patent acquisition obligation and the fair value of the shares of common stock issued to satisfy the obligation on the date of extinguishment.

Interest Expense

Interest expense of approximately $500,000 in fiscal year 2017 resulted from a patent acquisition obligation which was extinguished in fiscal year 2017.  Accordingly, there was no interest expense recorded in fiscal year 2018.

Interest Income

Interest income increased to approximately $46,000 in fiscal year 2018 compared to approximately $19,000 in fiscal year 2017, due to an increase in funds available for short-term investments.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest of approximately $247,000 in fiscal year 2018 represents Wistar’s 5% ownership interest in Certainty’s net loss for the fiscal year.  Wistar’s interest in Certainty commenced in fiscal year 2018 and accordingly, there was no net loss attributable to noncontrolling interest in fiscal year 2017.

Deemed Dividend to Preferred Stockholder

The deemed dividend to preferred stockholder of approximately $2,009,000 in fiscal year 2017 resulted from the redemption of our Series A preferred stock.  The difference between the fair value of the consideration given to the holder of our Series A preferred stock and the carrying value of the Series A preferred stock represented a return to the preferred stockholder and was treated in a similar manner as that of dividends paid on preferred stock.

Liquidity and Capital Resources

Our primary sources of liquidity are cash, cash equivalents and short term investments.

Based on currently available information as of January 11, 2019, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business (including for the defense of the Howland Matter), or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  During fiscal year 2018, we raised approximately $2,470,000 through an at-the-market equity offering which is currently effective and may remain available for us to use in the future.  We may seek to obtain working capital during our fiscal year 2019 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the year ended October 31, 2018, cash used in operating activities was approximately $4,273,000.  Cash provided by investing activities was approximately $1,462,000, resulting from the proceeds on maturities of certificates of deposit totaling $5,750,000 which was offset by the purchases of certificates of deposit totaling $4,250,000 and the purchase of property and equipment of approximately $38,000.  Cash provided by financing activities was approximately $2,528,000, resulting from the sale of common stock in an at-the-market equity offering of approximately $2,470,000 and the proceeds from exercise of stock options of approximately $58,000.  As a result, our cash, cash equivalents, and short-term investments at October 31, 2018 decreased approximately $1,783,000 to approximately $5,056,000 from approximately $6,839,000 at the end of fiscal year 2017.

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

Patent Licensing

In certain instances, our past revenue arrangements have provided for the payment of contractually determined fees in settlement of litigation and in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company.  These arrangements typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  In such instances, the intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, management believes we have no further obligations.  As such, the earnings process was determined to be complete and revenue has been recognized upon the execution of the agreement, when collectability was reasonably assured, and when all other revenue recognition criteria were met.

Stock-Based Compensation

We account for stock options and stock awards granted to employees and directors using the accounting guidance in ASC 718 and recognize compensation expense over the requisite or implied service period of the grant, based on the grant date fair value.  For service-based stock options we use the Black-Scholes pricing model to estimate grant date fair value and for stock awards that vest on date of grant we use grant date market value as fair value.  For stock options and stock awards that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value.

During the years ended October 31, 2018 and 2017, we recorded stock-based compensation expense related to stock options granted to employees and directors of approximately $5,718,000 and $1,219,000, respectively, and stock based compensation expense related to stock awards granted to employees and directors, of approximately $2,860,000 and $454,000, respectively.  As of October 31, 2018, we had unrecognized compensation costs of approximately $6,920,000 related to service-based stock options, approximately $375,000 related to market condition stock options and approximately $1,954,000 related to market condition stock awards granted to employees and directors, which will be recognized in future periods based on the service period of the grant.

We account for stock options and stock awards granted to consultants using the accounting guidance under ASC 505-50 and recognize compensation expense over the requisite or implied service period of the grant.  For service-based and performance-based stock options we use the Black-Scholes pricing model to estimate fair value at each reporting period and for stock awards that vest on date of grant we use grant date market value as fair value.  During the years ended October 31, 2018 and 2017 we recorded consulting expense related to stock options granted to consultants of approximately $261,000 and $3,000, respectively, and consulting expense related to stock awards granted to consultants of approximately $15,000 and $32,000, respectively.  As of October 31, 2018, we had unrecognized consulting expense of approximately $249,000 related to service-based stock options granted to consultants, which will be recognized in future periods based on the service period of the grant.

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

Item 8.            Financial Statements and Supplementary Data.

See accompanying “Index to Consolidated Financial Statements.”

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Exchange Act.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of fiscal year 2018.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation as to the effectiveness of our internal control over financial reporting as of October 31, 2018.  In making this assessment, our management used the criteria for effective internal control set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of October 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption of the Commission that permits the Company to provide only management’s report in this Annual Report on Form 10-K.  Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2018 has not been audited by our auditors, Haskell & White LLP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.          Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth certain information with respect to all of our directors and executive officers:

Name	Position with the Company and Principal Occupation	Age	Director and/or Executive Officer Since
Dr. Amit Kumar	Chairman of the Board, President and Chief Executive Officer	54	2012
Lewis H. Titterton, Jr.	Lead Independent Director	74	2017
Dr. John Monahan	Director	72	2016
Dr. Arnold Baskies	Director	69	2018
David Cavalier	Director	49	2018
Michael J. Catelani	Chief Operating Officer and Chief Financial Officer	52	2016

We believe that our Board represents a desirable mix of backgrounds, skills, and experiences.  The principal occupation and business experience during the last five years for our executive officers and directors and some of the specific experiences, qualifications, attributes or skills that led to the conclusion that each person should serve as one of our directors in light of our business and structure is as follows:

Dr. Amit Kumar, 54, Chairman of the Board, President and Chief Executive Officer.  Dr. Kumar has served as our President and Chief Executive Officer since July 2017, as a director of the Company since November 2012 and as Chairman of the Board since August 2016.  From June 2015 until August 2016, he served as Vice Chairman of the Board.  Dr. Kumar served as a strategic advisor to the Company since September 2012.  He has been Executive Chairman of the board of directors of Anixa Diagnostics Corporation, a wholly-owned subsidiary of the Company since June 2015.  Upon his appointment as Executive Chairman of Anixa, Dr. Kumar resigned from his position as the CEO of Geo Fossil Fuels LLC, an energy company, which he had held since December 2010.  From September 2001 to June 2010, he was President and CEO of CombiMatrix Corporation, a NASDAQ listed biotechnology company and also served as director from September 2000 to June 2012.  He was Vice President of Life Sciences of Acacia Research Corporation, a publicly traded investment company, from July 2000 to August 2007 and also served as a director from January 2003 to August 2007.  Dr. Kumar has served as Chairman of the board of directors of Ascent Solar Technologies, Inc., a publicly-held solar energy company, since June 2007.  He served as a director of Aeolus Pharmaceuticals, Inc., a publicly traded biotechnology company, from June 2004 to June 2018.  Dr. Kumar is Chairman of BioCeryx, Inc., a private diagnostic company, Actym Therapeutics, a private biotechnology company, and Ambrosia Medical, LLC, a private age-related therapy company.  Dr. Kumar has served on the board of the American Cancer Society since 2016.  Dr. Kumar holds an A.B. in Chemistry from Occidental College.  After graduate studies at Stanford University and Caltech, he received his Ph.D. from Caltech and completed his post-doctoral training at Harvard University.  He has experience in technology driven startups, both at the board of directors and operating levels, in a broad variety of areas including finance, acquisitions, research and development, and marketing, and, as described above, has served as a director and/or officer of various publicly traded companies.

Lewis H. Titterton, Jr., 74, Director.  Mr. Titterton has served as a director since July 2017, and as Lead Independent Director since July 2018.  He previously served as a director of the Company from August 2010 through August 2016, as the Chairman of the Board from July 2012 through August 2016, and interim Chief Executive Officer from August 2012 until September 2012.  Mr. Titterton is currently Chairman of the Board of NYMED, Inc., a diversified health services company, and he serves on the board of directors of ParkerVision, Inc., a publicly traded wireless technology company.  His background is in high technology with an emphasis on health care and he has been the Chairman of the Board of Directors of NYMED, Inc. since 1989.  Mr. Titterton founded MedE America, Inc. in 1986 and was Chief Executive Officer of Management and Planning Services, Inc. from 1978 to 1986.  Mr. Titterton also served as one of our Directors from July 1999 to January 2003. He holds an MBA from the State University of New York at Albany, and a B.A. degree from Cornell University.  Mr. Titterton has been involved with our Company as a director or investor for over twenty years.  Mr. Titterton also has substantial experience with advising on the strategic development of technology companies and over forty years of experience in various aspects of the technology industry.

Dr. John Monahan, 72, Director.  Dr. Monahan has served on our Board since August 2016.  He is an experienced executive and has served on a number of biotechnology company boards over the years.  He is currently a Scientific Advisory Consultant for Synthetic Biologics, Inc., a publicly traded biotechnology company, and from 2010 through 2015 he was the Sr. Executive Vice President of Research & Development at Synthetic Biologics, Inc.  He is also a director of Heat Biologics, Inc., a publicly traded biotechnology company, a position that he has held since 2011, and was a director of Tacere Therapeutics, Inc., a privately held biotechnology company, from 2006 to 2012.  In addition to his work with public companies, Dr. Monahan is also currently a member of the Scientific Advisory Board of Agilis Biotherapeutics, Inc., a position that he has held since 2014, and is a board member of several other biotechnology companies.  In addition, in 1992 he founded Avigen, Inc., a biotech company that pioneered the development of gene medicines based on adeno-associated virus vectors, now an industry standard.  Over a 12-year period as its CEO, Dr. Monahan took Avigen public through an initial public offering raising over $235 million and led the company through several IND applications.  Prior to Avigen, Dr. Monahan served as Vice President - Research and Development at Somatix B.V., and Director of Molecular & Cell Biology at Triton Biosciences, Inc.  He was also previously Research Group Chief, Department of Molecular Genetics at Hoffmann-LaRoche Inc., and Adjunct Assistant Professor, Department of Cell Biology at New York University.  Dr. Monahan earned a Ph.D. in Biochemistry from McMaster University, Hamilton, Canada, and a B.S. in Science from University College, Dublin, Ireland.  Dr. Monahan has over 50 publications in scientific literature and has made hundreds of presentations and public TV appearances, to scientific groups, investors and the general public over the years.

Dr. Arnold Baskies, 69, Director.  Dr. Baskies has served on our Board since September 2018.  He previously served as a director of the Company from August 2016 until September 2017.  Arnold M. Baskies, MD, FACS, is a surgical oncologist at Virtua Health Systems in southern New Jersey, where he specializes in surgical oncology and general surgery.  He trained at Boston University Medical Center and the Surgery Branch of the National Cancer Institute (“NIH”) where his early research involved immunotherapy.  He has extensive experience in all facets of general surgical problems, with special interests in the treatment of breast cancer, gastrointestinal cancers, thyroid cancer, melanoma, and parathyroid disease, and is a co-investigator in several national studies dealing with breast cancer prevention.  He served as chairman of the New Jersey Governor’s Task Force on Early Detection, Prevention and Treatment of Cancer, having created and chaired the cancer control plan for the state from 2000-2016, and is a member of numerous societies, including the Society of Surgical Oncology, the American Society of Breast Surgeons, and the American College of Surgeons.  Dr. Baskies has been involved with the American Cancer Society for 40 years.  He was awarded the Society’s Silver Chalice Award in 1998 and the Society’s St. George National Award in 2009.  He has held leadership positions at many levels of the organization, including service as the first board scientific officer for the American Cancer Society Board of Directors in 2015, and was the chief medical officer and Chairman of the Board of Directors of the former Eastern Division of the American Cancer Society.  In 2017, he served as the Chairman of the Board of the American Cancer Society.  He presently serves as immediate past chair of the American Cancer Society Board of Directors, having served as a member of the Board of Directors since 2013.  He currently chairs the Global Cancer Control Advisory Council for the society.  He received a medical degree from Boston University School of Medicine in 1975 and a bachelor of arts degree from Boston University College of Liberal Arts in 1971.

David Cavalier, 49, Director.  Mr. Cavalier has served on our Board since September 2018.  He is a seasoned executive and investor with over 20 years of experience in the biotechnology sector.  He is currently the President and Chief Operating Officer of Ambrosia Medical, LLC, a company providing therapy for age-related diseases.  Previously, he was the Chairman and Chief Financial Officer of Aeolus Pharmaceuticals, Inc., a biotechnology company where in 2011 he was instrumental in winning and managing a $118 million advanced research and development contract from the U.S. Government.  Prior to Aeolus, Mr. Cavalier was the founder, portfolio manager and Chief Operating Officer of Xmark Opportunity Partners, a biotechnology investment firm.  Xmark was an activist fund, focused on creating positive change at the board and management level for portfolio companies.  He began his biotech investment career at Brown Simpson Asset Management, where he co-managed the life sciences investment group.  Mr. Cavalier previously worked for Tiger Real Estate, a private investment fund sponsored by Tiger Management Corporation.  He began his career in the Investment Banking Division of Goldman, Sachs & Co. working on debt and equity offerings for public and private real estate companies.  Mr. Cavalier currently serves as the Chairman of the New York Advisory Board for Enterprise Community Partners, a non-profit focused on policy, program and capital solutions for affordable housing.  He received his B.A. from Yale University and his M.Phil. from Oxford University.

Michael J. Catelani, 52, Chief Operating Officer and Chief Financial Officer.  Mr. Catelani has served as our Chief Operating Officer since July 2017 and as Chief Financial Officer since November 2016.  Mr. Catelani is a seasoned executive with over 25 years of experience in finance and operations.  From October 2012 to July 2017, he served as a contract Chief Financial Officer to a number of established privately held businesses in the biotechnology field.  In July 2006, he co-founded Tacere Therapeutics, Inc., a privately held biotechnology company, and served as its Chairman, President and Chief Financial Officer until its sale in October 2012.  While at Tacere, Mr. Catelani was instrumental in establishing and managing a $150 million drug development collaboration with Pfizer, Inc.  Prior to Tacere, he served on the Board of Directors and was the Chief Financial Officer of Benitec Biopharma Limited, an Australian Stock Exchange-listed biotechnology company.  Prior to Benitec, Mr. Catelani served as Vice President and Chief Financial Officer at Axon Instruments, Inc., a U.S. corporation publicly traded on the Australian Stock Exchange that was a leading designer and manufacturer of instrumentation and software systems for biotechnology and diagnostics research.  Prior to Axon, he served as the Vice President of Finance for Media Arts Group, Inc., an NYSE-listed company.  Mr. Catelani has also worked with several early stage start-up companies in a variety of industries, including biotechnology, retail, waste water recovery, and distributed power generation, in both advisory and management roles.  Mr. Catelani began his professional career at Ernst & Young and is a CPA.  He holds a B.S. degree in business administration, with a concentration in accountancy, from Sacramento State University and an MBA from the University of California, Davis.

Of our current directors and executive officers, Drs. Kumar and Monahan and Messrs. Titterton and Cavalier have served as a director of another public company within the past five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission.  Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.  Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during fiscal year 2018.

Code of Ethics

We have adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  We will provide a copy of our code of ethics to any person without charge, upon request.  For a copy of our code of ethics write to Secretary, Anixa Biosciences, Inc., 3150 Almaden Expressway, Suite 250, San Jose, California 95118.

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

•        Candidates should be free from conflicts that would impair their ability to discharge the fiduciary duties owed as a director to Anixa and its stockholders, and we will consider directors’ independence from our management and stockholders.

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

The members of the nominating committee are Dr. Arnold Baskies (Chairman), Dr. John Monahan and Lewis H. Titterton, Jr.

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

The members of the Audit Committee are Dr. John Monahan (Chairman), Lewis H. Titterton, Jr.  and Dr. Arnold Baskies. Our Board has determined that Dr. Monahan qualifies as an Audit Committee financial expert as defined by SEC rules, based on his education, experience and background.  Please see Dr. Monahan’s biographical information above for a description of his relevant experience.

Item 11.          Executive Compensation.

The following table sets forth certain information for the fiscal years ended October 31, 2018 and 2017, with respect to compensation awarded to, earned by or paid to our Chairman of the Board, President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer (the “Named Executive Officers”).  No other executive officer received total compensation in excess of $100,000 during fiscal year 2018.

SUMMARY COMPENSATION TABLE

Name and		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total Compensation
Principal Position	Year	($)	($)	($) (1)	($) (1)	($) (2)	($)
Dr. Amit Kumar	2018	$425,000	$233,333	$4,814,265	$6,085,336	$34,700	$11,592,634
Chairman of the Board, President and Chief Executive Officer (3)	2017	$300,000	$-	$-	$141,938	$12,000	$453,938
Michael J. Catelani	2018	$248,583	$33,333	$-	$1,625,000	$-	$1,906,916
Chief Operating Officer and Chief Financial Officer (4)	2017	$174,561	$-	$-	$385,859	$-	$560,420

(1)              These amounts have been calculated in accordance with Accounting Standards Codification (“ASC”) 718.  A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2018, included elsewhere in this Annual Report on Form 10-K.  These amounts reflect our accounting expense for these stock options and restricted stock awards and do not correspond to the actual value that may be recognized by our Named Executive Officers.

(2)              These amounts reflect the sum of the incremental cost to us of all perquisites and personal benefits, which consisted of compensation for use of a home office and reimbursement of medical insurance benefits for Dr. Kumar.

(3)              Effective January 1, 2019, Dr. Kumar’s base salary was increased from $450,000 per year to $481,500 per year.  In addition, Dr. Kumar will receive a cash bonus of $150,000 to be paid on the next regularly scheduled pay date after January 1, 2019.

(4)              Effective January 1, 2019, Mr. Catelani’s base salary was increased from $252,500 per year to $265,125 per year.  In addition, Mr. Catelani will receive a cash bonus of $50,000 to be paid on the next regularly scheduled pay date after January 1, 2019.

Employment Agreements

Consulting Agreement with Dr. Amit Kumar

On September 19, 2012, the Company entered into a Consulting Agreement with Dr. Amit Kumar (the “Kumar Agreement”) pursuant to which Dr. Kumar agreed to provide business consulting services for an initial annual consulting fee of $120,000.  On June 15, 2015, Dr. Kumar was appointed Vice Chairman of the Company and Executive Chairman of Anixa Diagnostics.  As a result of this appointment, Dr. Kumar’s annual cash compensation was increased to $300,000 by the Board.  On August 23, 2016, Dr. Kumar was appointed Executive Chairman of the Company, and on July 6, 2017, Dr. Kumar was appointed President and Chief Executive Officer of the Company.  On January 1, 2018, Dr. Kumar’s annual salary was increased to $450,000.  Effective January 1, 2019, Dr. Kumar’s annual salary was increased to $481,500 by the Compensation Committee of the Board.  The terms of the Kumar Agreement still remain in effect.

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

Stock Options

            Stock Option Awards

The following table sets forth certain information with respect to unexercised stock options held by the Named Executive Officers outstanding on October 31, 2018:

OUTSTANDING OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration Date
	Exercisable	Un-Exercisable	($)
Time-based Option Awards
Dr. Amit Kumar	320,000		$0.67	9/19/2022
	106,667		$0.67	9/19/2022
	213,333		$0.67	9/19/2022
	40,000		$0.67	11/8/2023
	177,778 (1)	22,222 (1)	$0.67	2/18/2026
	100,000 (2)	500,000 (2)	$3.70	5/8/2028
Michael J. Catelani	33,336 (3)	16,664 (3)	$0.67	11/15/2026
	62,500 (4)	137,500 (4)	$0.67	7/6/2027
	83,333 (2)	416,667 (2)	$3.70	5/8/2028
Performance-based Option Awards
Dr. Amit Kumar	500,000 (5)	1,000,000 (5)	$3.70	5/8/2028

(1)               Options vest and become exercisable in 36 consecutive monthly installments, beginning March 31, 2016 and continuing through February 28, 2019.

(2)               Options vest and become exercisable in 36 consecutive monthly installments, beginning May 31, 2018 and continuing through April 30, 2021.

(3)               Options vest and become exercisable in one installment of 16,666 on November 1, 2017 and the remainder in eight consecutive quarterly installments, beginning January 31, 2018 and continuing through October 31, 2019.

(4)               Options vest and become exercisable in one installment of 50,000 on July 6, 2018 and the remainder in twelve consecutive quarterly installments, beginning October 31, 2018 and continuing through July 31, 2021.

(5)               Options shall vest as follows:  (i) 500,000 shares vest if during any 20 trading day period on or before May 31, 2021, the average closing stock price of the Company’s Common Stock is at least $5.00, (ii) 500,000 shares vest if during any 20 trading day period on or before May 31, 2021, the average closing stock price of the Company’s Common Stock is at least $7.00, and (iii) 500,000 shares vest if during any 20 trading day period on or before May 31, 2021, the average closing stock price of the Company’s Common Stock is at least $8.00.

The following table summarizes stock option grants made to the Named Executive Officers during fiscal year 2018.

GRANTS OF PLAN BASED AWARDS
Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($)	Grant Date Fair Value ($)
Time-based Option Awards
Dr. Amit Kumar	5/8/2018	600,000	$3.70	$ 1,950,000
Michael J. Catelani	5/8/2018	500,000	$3.70	$ 1,625,000
Performance-based Option Awards
Dr. Amit Kumar	5/8/2018	1,500,000 (1)	$3.70	$ 4,135,336

(1)               See description of option award performance terms above.

            Stock Option Exercises

During the year ended October 31, 2018, no stock options were exercised by Named Executive Officers.

Stock Awards

On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted under our 2018 Share Incentive Plan to Dr. Kumar.  The restricted stock award vests in its entirety if during any 20 trading day period on or before May 31, 2021, the average closing stock price of the Company’s Common Stock is at least $11.00.  The grant date fair value of this restricted stock award was $4,814,265.

Potential Payments upon Termination or Change in Control

            Dr. Amit Kumar

Options granted Dr. Kumar on February 18, 2016 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable if Dr. Kumar is terminated without cause or upon a change in control as defined below.  The intrinsic value of options granted on February 18, 2016 would be $75,110, which was calculated by multiplying (a) 22,222 options (being the number of options granted to him on February 18, 2016 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2018 of $4.05 and (y) the options’ exercise price of $0.67 per share.

The time-based and performance-based options granted Dr. Kumar on May 8, 2018 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable upon a change in control as defined below.  The intrinsic value of options granted on May 8, 2018 would be $525,000, which was calculated by multiplying (a) 1,500,000 options (being the number of options granted to him on May 8, 2018 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2018 of $4.05 and (y) the options’ exercise price of $3.70 per share.

Michael J. Catelani

Options granted Mr. Catelani on November 15, 2016 and May 8, 2018 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable upon a change in control as defined below.  The intrinsic value of options granted on November 15, 2016 would be $56,324, which was calculated by multiplying (a) 16,664 options (being the number of options granted to him on November 15, 2016 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2018 of $4.05 and (y) the options’ exercise price of $0.67 per share.  The intrinsic value of options granted on May 8, 2018 would be $145,833, which was calculated by multiplying (a) 416,667 options (being the number of options granted to him on May 8, 2018 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2018 of $4.05 and (y) the options’ exercise price of $3.70 per share.

Options granted Mr. Catelani on July 6, 2017 provide for the vesting of the unvested portion of his options to be accelerated and such accelerated options to become immediately exercisable if Mr. Catelani is terminated without cause or upon a change in control as defined below.  The intrinsic value of options granted on July 6, 2017 would be $464,750, which was calculated by multiplying (a) 137,500 options (being the number of options granted to him on July 6, 2017 that would be accelerated) by (b) an amount equal to the excess of (x) our closing share price on October 31, 2018 of $4.05 and (y) the options’ exercise price of $0.67 per share.

Under our 2010 Share Incentive Plan and our 2018 Share Incentive Plan, “change in control” means:

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

Director Compensation

There is no present arrangement for cash compensation of directors for services in that capacity.  Consistent with the non-employee director compensation approved on March 28, 2013 for calendar year 2013, on November 8, 2013, the Board approved an amendment to the 2010 Share Incentive Plan to provide that on January 1st of each year commencing on January 1, 2014, each non-employee director (a “Director Participant”) of the Company at that time shall automatically be granted a 10 year nonqualified stock option to purchase 12,000 shares of common stock (or 16,000 in the case of the Chairman of the Board to the extent he qualifies as a Director Participant), with an exercise price equal to the closing price on the date of grant, that will vest in four equal quarterly installments in the year of grant (the “Annual Grant”).  In addition, each person who is a Director Participant and joins the Board after January 1 of any year, shall be granted on the date such person joins the Board, a nonqualified stock option to purchase 12,000 shares of common stock (or 16,000 in the case of the Chairman of the Board) pro-rated based upon the number of calendar quarters remaining in the calendar year in which such person joins the Board (rounded up for partial quarters) (the “New Director Grant”).  Effective January 1, 2018 through the expiration of the 2010 Share Incentive Plan, each Director Participant has waived their right to receive the Annual Grant.

On July 26, 2018, the independent members of the Board appointed Mr. Titterton as the lead independent director of the Company.  As the Lead Independent Director, Mr. Titterton’s responsibilities include presiding at meetings of the Board at which the Chairman of the Board (who also serves as Chief Executive Officer of the Company) is not present, including executive sessions of the independent directors, and serving as a liaison between the Chairman of the Board and the independent directors.  In connection with his appointment as Lead Independent Director, Mr. Titterton was granted a 10 year nonqualified stock option to purchase 300,000 shares of common stock exercisable at $3.46, such option to vest quarterly over three years.

On October 8, 2018, Drs. Monahan and Baskies and Mr. Cavalier were each granted a 10 year nonqualified stock option to purchase 45,000 shares of common stock exercisable at $5.29, such option vesting monthly over a one year period.

Our employee director, Dr. Amit Kumar, did not receive any additional compensation for services provided as a director during fiscal year 2018.  The following table sets forth compensation of Lewis H. Titterton, Jr., Dr. John Monahan, Dr. Arnold Baskies, and David Cavalier, our non-employee directors, and Bruce F. Johnson and Richard H. Williams, our former non-employee directors, for fiscal year 2018:

DIRECTORS’ COMPENSATION
		All Other	Total
	Option Awards	Compensation	Compensation
Name	($) (1)(2)	($)	($)
Lewis H. Titterton, Jr.	$899,100	$-	$899,100
Dr. John Monahan	$202,140	$-	$202,140
Dr. Arnold Baskies (3)	$202,140	$-	$202,140
David Cavalier (3)	$202,140	$-	$202,140
Bruce F. Johnson (3)	$-	$-	$-
Richard H. Williams (3)	$-	$-	$-

(1)              These amounts have been calculated in accordance with ASC 718.  A discussion of assumptions used in valuation of option awards may be found in Note 2 to our Consolidated Financial Statements for fiscal year ended October 31, 2018, included elsewhere in this Annual Report on Form 10-K.  These amounts reflect our accounting expense for these stock options and restricted stock awards and do not correspond to the actual value that may be recognized by our directors.

(2)              At October 31, 2018, Mr. Titterton, Dr. Monahan, Dr. Baskies and Mr. Cavalier held unexercised stock options to purchase 610,000, 113,000, 83,000 and 45,000 shares respectively, of our common stock.

(3)              Messrs. Johnson and Williams resigned as directors, and Dr. Baskies and Mr. Cavalier became directors, on September 27, 2018.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to our common stock beneficially owned as of January 9, 2019 (or exercisable within 60 days of such date) by (a) each person who is known by our management to be the beneficial owner of more than 5% of our outstanding common stock, (b) each of our directors and executive officers, and (c) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)(4)(5)(6)	Percent of Class (7)
Directors and Officers of the Company
Dr. Amit Kumar 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	3,198,667	15.3%
Lewis H. Titterton, Jr. 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	1,203,544	6.1%
Dr. John Monahan 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	136,750	*%
Dr. Arnold Baskies 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	54,416	*%
David Cavalier 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	18,750	*%
Michael J. Catelani 3150 Almaden Expressway, Suite 250 San Jose, CA 95118	253,641	1.3%
All Directors and Executive Officers as a Group (6 persons)	4,865,768	22.5%

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

(2)              Includes 240,000 shares, 274,000 shares, 86,750 shares, 53,416 shares, 18,750 shares, 112,502 shares and 785,418 shares which Dr. Amit Kumar, Lewis H. Titterton, Jr., Dr. John Monahan, Dr. Arnold Baskies, David Cavalier, Michael J. Catelani and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 2010 Share Incentive Plan.

(3)              Includes 666,667 shares, 138,889 shares and 805,556 shares which Dr. Amit Kumar, Michael J. Catelani and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of options granted pursuant to the 2018 Share Incentive Plan.

(4)              Includes 2,000 shares, 2,000 shares and 4,000 shares that Dr. Amit Kumar, Lewis H. Titterton, Jr. and all directors and executive officers as a group, respectively, have the right to acquire within 60 days upon exercise of warrants purchased by them in the private placement on July 15, 2014.

(5)              Includes 640,000 shares, 86,000 shares and 726,000 shares which Dr. Amit Kumar, Lewis H. Titterton, Jr. and all directors and executive officers as a group, respectively, have the right to acquire within 60 days pursuant to option agreements with the Company.

(6)              Includes 1,500,000 restricted shares of common stock awarded to Dr. Amit Kumar pursuant to the 2018 Share Incentive Plan for which Dr. Kumar has voting rights but that vest only if during any twenty (20) trading day period on or before May 31, 2021 in which Dr. Kumar is employed by Anixa, the average closing stock price of the Company’s common stock is at least $11.00.

(7)              Based on 19,292,264 shares of common stock outstanding as of January 9, 2019.

Change in Control

We are not aware of any arrangement that might result in a change in control of the Company in the future.

Equity Compensation Plan Information

The following is information as of October 31, 2018 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all equity compensation plans in effect as of that date, including our 2003 Share Incentive Plan, our 2010 Share Incentive Plan and our 2018 Share Incentive Plan.  See Note 5 to Consolidated Financial Statements for more information on these plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders (1)(2)	3,923,868	$1.87	291,394
Equity compensation plans approved by security holders (3)	3,482,000	$3.73	18,000

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

(3)              The 2018 Share Incentive Plan was adopted by the Board on January 25, 2018 and approved by our shareholders on March 29, 2018.  Officers, key employees and non-employee directors of, and consultants to, the Company or any of its subsidiaries and affiliates are eligible to participate in the 2018 Share Incentive Plan.  The 2018 Share Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units (the “2018 Benefits”).  The maximum number of shares of common stock available for issuance under the 2018 Share Incentive Plan was initially 5,000,000 shares.  Additionally, commencing on the first business day in January 2019 and on the first business day of each calendar year thereafter, the maximum aggregate number of shares available for issuance shall be replenished such that, as of such first business day, the maximum aggregate number of shares available for issuance shall be 2,000,000 shares.  The 2018 Share Incentive Plan is administered by the Compensation Committee, which determines the option price, term and provisions of the 2018 Benefits.  The 2018 Share Incentive Plan terminates with respect to additional grants on March 28, 2028.  The Board may amend, suspend or terminate the 2018 Share Incentive Plan at any time, subject in certain respects to obtaining shareholder approval.

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

Director Independence

Our Board oversees the activities of our management in the handling of the business and affairs of our company.  Our common stock trades on the NASDAQ Capital Market and we are subject to listing requirements which include the requirement that our Board be comprised of a majority of “independent” directors.  Lewis H. Titterton, Jr., Dr. John Monahan, and Dr. Arnold Baskies currently meet the definition of “independent” as defined by the SEC. Until December 26, 2018, David Cavalier served as the chief executive officer of a company that Dr. Amit Kumar served as the chairman of board of directors, and as such Mr. Cavalier does not qualify as an “independent” director.  Dr. Amit Kumar is an employee of the Company and as such does not qualify as an “independent” director.  The Board of Directors has separately designated audit, nominating and compensation committees.

Item 14.          Principal Accounting Fees and Services.

The following table describes fees for professional audit services rendered and billed by Haskell & White LLP, our present independent registered public accounting firm and principal accountant, for the audit of our consolidated financial statements and for other services during fiscal years 2018 and 2017.

Type of Fee	2018	2017

Audit Fees (1)	$82,035	$81,125
Audit Related Fees (2)	17,750	19,620
Tax Fees (3)	22,000	24,000
All Other Fees (4)	15,950	49,350
Total	$137,735	$174,095

(1)              Audit fees for fiscal years 2018 and 2017 represent fees billed for services rendered by Haskell & White LLP for the audit of our consolidated financial statements and review of our quarterly reports on Form 10-Q.

(2)              Audit related fees for fiscal years 2018 and 2017 represent fees billed for services rendered by Haskell & White LLP in connection with our Registration Statements filed during fiscal years 2018 and 2017.

(3)              Tax Fees for fiscal years 2018 and 2017 represent fees billed for services rendered by Haskell & White LLP for the preparation of Federal and State income tax returns.

(4)              All other fees for fiscal years 2018 and 2017 represent fees billed for services rendered by Haskell & White LLP in connection with the preparation of comfort letters and research of various tax subjects.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our Board is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm.  On July 9, 2015, the Board established an Audit Committee which was authorized to assume these responsibilities.  Haskell & White LLP’s engagement to conduct our fiscal year 2018 audit was approved by our Board on August 13, 2018.

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b)       Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to our Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 10, 2014.)
3.5	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated June 25, 2015.)
3.6	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended April 30, 2018.)
3.7	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated October 1, 2018.)
3.8	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to our Form 8-K dated, October, 1, 2018.)
4.1	Form of Warrant issued to investors in connection with the Company’s registered direct offering. (Incorporated by reference to Exhibit 4.1 to our Form 8-K, dated July 15, 2014.)
4.2	Form of Warrant issued to Adaptive Capital LLC. (Incorporated by reference to Exhibit 4.2 to our Form 10-K, dated December 7, 2016.).
10.1	2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003.)
10.2	Amendment No. 1 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)
10.3	Amendment No. 2 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.4	Amendment No. 3 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.5	Amendment No. 4 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)
10.6	Amendment No. 5 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)
10.7	Amendment No. 6 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.5 to our Form 8-K, dated July 20, 2010.)
10.8	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.9	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)
10.10	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.11	Amendment No. 3 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
10.12	2018 Share Incentive Plan. (Incorporated by reference to Exhibit 4.13 to our Form S-8 dated October 1, 2018.)

10.13

Consulting Agreement, dated as of September 19, 2012, between the Company and Amit Kumar.  (Incorporated by reference to Exhibit 10.37 to our Form 10-K for the fiscal year ended October 31, 2012.)  (Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The redacted portions have been separately filed with the Securities and Exchange Commission.)

10.14	Letter Agreement, dated October 17, 2016, between the Company and Mike Catelani. (Incorporated by reference to Exhibit 10.21 to our Form 10-K, dated December 7, 2016.)
10.15

License Agreement, dated November 13, 2017, between Certainty Therapeutics, Inc. and The Wistar Institute of Anatomy and Biology.  (Incorporated by reference to Exhibit 10.14 to our Form 10-K, dated January 9, 2018.)  (Portions of this exhibit have been redacted pursuant to a request for confidential treatment.  The redacted portions have been separately filed with the Securities and Exchange Commission.)

10.16

Collaboration Agreement, dated November 17, 2017, between Certainty Therapeutics, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc.  (Incorporated by reference to Exhibit 10.15 to our Form 10-K, dated January 9, 2018.)  (Portions of this exhibit have been redacted pursuant to a request for confidential treatment.  The redacted portions have been separately filed with the Securities and Exchange Commission.)

10.17	At Market Issuance Sales Agreement, dated March 27, 2018, between the Company and B. Riley FBR, Inc. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated March 27, 2018.)
21	Subsidiaries of Anixa Biosciences, Inc. (Filed herewith.)
23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 11, 2019. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 11, 2019. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 11, 2019. (Filed herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 11, 2019. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anixa Biosciences, Inc.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board, President and
January 11, 2019		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board, President and
Chief Executive Officer
January 11, 2019		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and
Chief Financial Officer
(Principal Financial
January 11, 2019		and Accounting Officer)

	By:	/s/ Lewis H. Titterton, Jr.
Lewis H. Titterton, Jr.
January 11, 2019		Director

	By:	/s/ John Monahan
Dr. John Monahan
January 11, 2019		Director

	By:	/s/ Arnold Baskies
Dr. Arnold Baskies
January 11, 2019		Director

	By:	/s/ David Cavalier
David Cavalier
January 11, 2019		Director

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

Additional information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anixa Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anixa Biosciences, Inc. (the “Company”) as of October 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended October 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error of fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

We have served as the Company's auditor since 2013.

Irvine, California
January 11, 2019

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2018	October 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$3,055,890	$3,339,374
Short–term investments in certificates of deposit	2,000,000	3,500,000
Prepaid expenses and other current assets	482,482	174,566
Total current assets	5,538,372	7,013,940

Patents, net of impairment of $582,979 in 2018 and accumulated amortization of $1,615,632 and $1,290,336, respectively	837,500	1,745,775
Property and equipment, net of accumulated depreciation of $53,799 and $35,725, respectively	72,670	52,701

Total assets	$6,448,542	$8,812,416

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$582,012	$480,324
Accrued expenses	683,099	409,169
Total current liabilities	1,265,111	889,493

Commitments and contingencies (Note 6 and 7)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 48,000,000 and 24,000,000 shares authorized, respectively; 18,908,632 and 16,602,759 shares issued and outstanding, respectively	189,086	166,028
Additional paid-in capital	175,415,931	163,931,079
Accumulated deficit	(170,170,209)	(156,174,184)
Total shareholders’ equity	5,434,808	7,922,923
Noncontrolling interest (Note 2)	(251,377)	-
Total equity	5,183,431	7,922,923

Total liabilities and equity	$6,448,542	$8,812,416

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended October 31,
	2018	2017

Revenue	$1,112,500	$362,500

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses	768,410	104,556
Amortization of patents	325,296	325,296
Research and development expenses (including non-cash share based compensation expenses of $4,596,866 and $288,187, respectively)	6,813,043	1,597,550
General and administrative expenses (including non-cash share based compensation expenses of $4,298,748 and $1,388,585, respectively)	6,911,830	4,410,682
Impairment in carrying amount of patent assets (Note 2)	582,979	-

Total operating costs and expenses	15,401,558	6,438,084

Loss from operations	(14,289,058)	(6,075,584)

Gain on extinguishment of patent acquisition obligation (Note 4)	-	1,547,608

Interest expense (Notes 4 and 5)	-	(500,455)

Interest income	45,974	19,440

Loss before income taxes	(14,243,084)	(5,008,991)

Provision for income taxes (Note 7)	-	-

Net loss	(14,243,084)	(5,008,991)

Less: Net loss attributable to noncontrolling interest	(247,059)	-

Net loss attributable to common shareholders before deemed dividend	(13,996,025)	(5,008,991)

Deemed dividend to preferred stockholder (Note 5)	-	(2,008,775)

Net loss attributable to common stockholders	$(13,996,025)	$(7,017,766)

Net loss per share:
Basic and diluted	$(0.79)	$(0.58)

Weighted average common shares outstanding:
Basic and diluted	17,624,335	12,197,340

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED OCTOBER 31, 2018 and 2017

	Series A Convertible Preferred Stock
					Additional Paid-in Capital		Total Shareholders Equity	Non- controlling Interest
			Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value	Shares	Par Value

BALANCE, October 31, 2016	140	$14,000	8,752,387	$87,524	$152,051,144	$(151,165,193)	$987,475	$-	$987,475

Stock option compensation to employees and directors	-	-	-	-	1,219,468	-	1,219,468	-	1,219,468

Stock option compensation to consultants	-	-	-	-	3,304	-	3,304	-	3,304

Common stock issued upon exercise of stock options	-	-	40,220	402	6,871	-	7,273	-	7,273

Stock award compensation to directors pursuant to stock incentive plan	-	-	200,000	2,000	452,000	-	454,000	-	454,000

Common stock issued to consultants	-	-	9,463	95	32,329	-	32,424	-	32,424

Redemption of convertible preferred stock	(140)	(14,000)	-	-	(3,486,000)	-	(3,500,000)	-	(3,500,000)

Common stock issued to repay patent acquisition obligation	-	-	947,606	9,476	2,842,818	-	2,852,294	-	2,852,294

Common stock issued in shareholder rights offering	-	-	1,989,207	19,892	4,183,410	-	4,203,302	-	4,203,302

Common stock issued in registered direct offering	-	-	3,425,376	34,254	3,177,534	-	3,211,788	-	3,211,788

Common stock issued in at-the-market offering	-	-	1,238,500	12,385	3,448,201	-	3,460,586	-	3,460,586

Net Loss	-	-	-	-	-	(5,008,991)	(5,008,991)	-	(5,008,991)

BALANCE, October 31, 2017	-	$-	16,602,759	$166,028	$163,931,079	$(156,174,184)	$7,922,923	$-	$7,922,923

Stock option compensation to employees and directors	-	-	-	-	5,717,651	-	5,717,651	-	5,717,651

Stock options and warrants issued to consultants	-	-	-	-	318,139	-	318,139	-	318,139

CONTINUED

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED OCTOBER 31, 2018 and 2017

CONTINUED

	Series A Convertible Preferred Stock
					Additional Paid-in Capital		Total Shareholders Equity	Non- controlling Interest
			Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value	Shares	Par Value

Common stock issued upon exercise of stock options and warrants	-	-	76,636	766	57,372	-	58,138	-	58,138

Restricted stock award compensation to employee pursuant to stock incentive plan	-	-	1,500,000	15,000	2,844,824	-	2,859,824	-	2,859,824

Common stock issued to consultants	-	-	5,347	53	14,949	-	15,002	-	15,002

Common stock issued in at-the-market offering	-	-	723,890	7,239	2,462,943	-	2,470,182	-	2,470,182

Issuance of noncontrolling interest in Certainty Therapeutics, Inc.	-	-	-	-	68,974	-	68,974	(4,318)	64,656

Net Loss	-	-	-	-	-	(13,996,025)	(13,996,025)	(247,059)	(14,243,084)

BALANCE, October 31, 2018	-	$-	18,908,632	$189,086	$175,415,931	$(170,170,209)	$5,434,808	$(251,377)	$5,183,431

The accompanying notes are an integral part of this statement.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended October 31,
	2018	2017
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(14,243,084)	$(5,008,991)
Stock option compensation to employees and directors	5,717,651	1,219,468
Stock options and warrants issued to consultants	318,139	3,304
Stock award compensation to employee and directors pursuant to stock incentive plan	2,859,824	454,000
Common stock issued to consultants	15,002	32,424
Amortization of patents	325,296	325,296
Accretion of interest on patent acquisition obligations to interest expense	-	228,026
Depreciation of property and equipment	18,435	43,216
Loss on disposal of property and equipment	-	45,915
Impairment in carrying amount of patent assets	582,979	-
Gain on extinguishment of patent acquisition obligation	-	(1,547,608)
Issuance of noncontrolling interest in Certainty Therapeutics, Inc. expensed as a license fee	64,656	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(307,916)	(12,497)
Accounts payable	101,688	107,100
Accrued expenses	273,930	313,637
Net cash used in operating activities	(4,273,400)	(3,796,710)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(4,250,000)	(5,501,000)
Proceeds from maturities of short-term investments in certificates of deposit	5,750,000	2,751,000
Proceeds from sale of property and equipment	-	45,000
Purchase of property and equipment	(38,404)	(30,188)
Net cash provided by (used in) investing activities	1,461,596	(2,735,188)

Cash flows from financing activities:
Proceeds from sale of common stock in shareholder rights offering	-	4,203,302
Proceeds from sale of common stock in registered direct offering	-	3,211,788
Proceeds from sale of common stock in at-the-market offering	2,470,182	3,460,586
Redemption of convertible preferred stock	-	(500,000)
Payments made on secured debenture	-	(3,000,000)
Proceeds from exercise of stock options	58,138	7,273
Net cash provided by financing activities	2,528,320	7,382,949

Net (decrease) increase in cash and cash equivalents	(283,484)	851,051
Cash and cash equivalents at beginning of year	3,339,374	2,488,323
Cash and cash equivalents at end of year	$3,055,890	$3,339,374

Supplemental cash flow information:
Cash payments for interest	$-	$272,429

Supplemental disclosure of non-cash financing activities:
Redemption of Series A convertible preferred stock into secured debenture (Note 5)	$-	$3,000,000
Common stock issued to pay patent acquisition obligation (Note 4)	$-	$2,852,294

The accompanying notes are an integral part of these statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its wholly-owned subsidiaries.  From inception through October 2012, our primary operations involved the development of patented technologies in the areas of thin-film displays and encryption.  From October 2012 through June 2015 the primary operations of the Company involved the development, acquisition, licensing, and enforcement of patented technologies that were either owned or controlled by the Company.

In June 2015, the Company announced the formation of a new subsidiary, Anixa Diagnostics Corporation (“Anixa Diagnostics”), to develop Cchek™ a platform for non-invasive blood tests for the early detection of cancer.  In July 2015, the Company announced a collaborative research agreement with The Wistar Institute (“Wistar”), the nation’s first independent biomedical research institute and a leading National Cancer Institute designated cancer research center, for the purpose of validating proprietary cancer detection methodologies and establishing protocols for identifying certain biomarkers in the blood which we identified and which are known to be associated with malignancies.

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

Based on a number of factors, including key scientific, clinical, and commercial considerations, the initial commercial focus for Cchek™ will be on a prostate cancer confirmatory test.

In November 2017, the Company announced the formation of a new subsidiary, Certainty Therapeutics, Inc. (“Certainty”), to develop immuno-therapy drugs against cancer.  Certainty entered into a license agreement with Wistar pursuant to which Certainty was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Wistar relating to Wistar’s chimeric endocrine receptor targeted therapy technology (such technology being akin to chimeric antigen receptor T-cell (“CAR-T”) technology).  We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue future applications of the technology for the development of treatments for additional solid tumors.  The license agreement requires Certainty to make certain cash and equity payments to Wistar.  With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty.

Following the formation of Certainty and the license agreement with Wistar, Certainty entered into a collaboration agreement with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”) to advance toward human clinical testing the CAR-T technology licensed by Certainty from Wistar aimed initially at treating ovarian cancer.  Certainty is working with researchers at Moffitt to complete studies necessary to submit an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”).

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Over the past several quarters, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation.  In addition to Anixa Diagnostics and Certainty, the Company may make investments in and form new companies to develop additional emerging technologies.

Funding

Based on currently available information as of January 11, 2019, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business (including for the defense of the Howland Matter), or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  During fiscal year 2018, we raised approximately $2,470,000 through an at-the-market equity offering which is currently effective and may remain available for us to use in the future.  We may seek to obtain working capital during our fiscal year 2019 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the year ended October 31, 2018, cash used in operating activities was approximately $4,273,000.  Cash provided by investing activities was approximately $1,462,000, resulting from the proceeds on maturities of certificates of deposit totaling $5,750,000, which was offset by the purchases of certificates of deposit totaling $4,250,000 and the purchase of property and equipment of approximately $38,000.  Cash provided by financing activities was approximately $2,528,000, resulting from the sale of common stock in an at-the-market equity offering of approximately $2,470,000 and the proceeds from exercise of stock options of approximately $58,000.  As a result, our cash, cash equivalents, and short-term investments at October 31, 2018 decreased approximately $1,783,000 to approximately $5,056,000 from approximately $6,839,000 at the end of fiscal year 2017.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Anixa Biosciences, Inc. and its wholly owned subsidiaries.  All intercompany transactions have been eliminated.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity.  The following table sets forth the changes in noncontrolling interest for the year ended October 31, 2018:

Balance October 31, 2017	$-
Issuance of noncontrolling interest in Certainty	(4,318)
Net loss attributable to noncontrolling interest	(247,059)
Balance October 31, 2018	$(251,377)

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses

Research and development expenses, consisting primarily of employee compensation, payments to third parties for research and development activities and other direct costs associated with developing a platform for non-invasive blood tests for early detection of cancer and developing immuno-therapy drugs against cancer, are expensed in the consolidated financial statements in the year incurred.

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

Financial assets and liabilities recorded in the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 – Financial instruments whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which we have the ability to access at the measurement date.

Level 2 – Financial instruments whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

Level 3 – Financial instruments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the instrument.

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2018:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$2,031,331	$-	$-	$2,031,331
Certificates of deposit – Cash and cash equivalents	750,000	-	-	750,000
Short term investments	-	2,000,000	-	2,000,000
Total financial assets	$2,781,331	$2,000,000	$-	$4,781,331

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2017:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$3,079,282	$-	$-	$3,079,282
Certificates of deposit – Short term investments	-	3,500,000	-	3,500,000
Total financial assets	$3,079,282	$3,500,000	$-	$6,579,282

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

Short-term Investments

            At October 31, 2018 and 2017, we had certificates of deposit with maturities greater than 90 days and less than 12 months when acquired of $2,000,000 and $3,500,000, respectively, that were classified as short-term investments and reported at fair value.

Patents

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  No patent acquisition costs were capitalized during the years ended October 31, 2018 and 2017.  We recorded patent amortization expense of approximately $325,000 during each of the years ended October 31, 2018 and 2017.  As of October 31, 2018, we recorded a write-down of the carrying amount of capitalized patents of approximately $583,000.  See Impairment below.

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

In evaluating the carrying amount of capitalized patents at October 31, 2018, we determined that based on estimated undiscounted future cash flows a write-down of the carrying amount of approximately $583,000 should be recorded as of October 31, 2018.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

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

Stock Option Compensation Expense

We account for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”).  In accordance with ASC 718, we estimate the fair value of service based options on the date of grant, using the Black-Scholes pricing model.  We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.  We recorded stock-based compensation expense, related to service based stock options granted to employees and directors, of approximately $1,959,000 and $1,223,000, during the years ended October 31, 2018 and 2017, respectively.

Included in stock-based compensation cost for service based options granted to employees and directors during the years ended October 31, 2018 and 2017 was approximately $785,000 and $967,000, respectively, related to the amortization of compensation cost for stock options granted in prior periods but not yet vested.  As of October 31, 2018, there was unrecognized compensation cost related to non-vested service based stock options granted to employees and directors of approximately $6,920,000, which will be recognized over a weighted-average period of 2.4 years.

For stock options granted to employees that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  On May 8, 2018, we issued market condition options to purchase 1,500,000 shares of common stock, to our Chairman, President and Chief Executive Officer, vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months.  The assumptions used in the Monte Carlo Simulation were stock price on date of grant and exercise price of $3.70, contract term of 10 years, expected volatility of 119.6% and risk-free interest rate of 2.97%.  We recorded stock-based compensation expense related to market condition stock options granted to employees of approximately $3,759,000 during the year ended October 31, 2018.  As of October 31, 2018, the unrecognized compensation cost related to market condition stock options was approximately $375,000, which will be recognized during the first quarter of fiscal year 2019.  We did not have any market condition stock options in fiscal year 2017.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We account for stock options granted to consultants using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”).  In accordance with ASC 505-50, we estimate the fair value of service based stock options and performance based options at each reporting period, using the Black-Scholes pricing model.  We recognize compensation expense for service based stock options over the requisite or implied service period of the grant.  For performance based awards, compensation expense is recognized over the requisite or implied service period if it is probable that the performance condition will be satisfied.

We recorded consulting expense, related to service based and performance based stock options granted to consultants, during the years ended October 31, 2018 and 2017 of approximately $261,000 and $3,000, respectively.  Included stock-based consulting expense for the year ended October 31, 2018 was approximately $47,000 related to compensation cost for stock options granted in prior periods but not yet vested. Stock-based consulting expense for the year ended October 31, 2017 did not include any amortization of compensation cost for stock options granted in prior periods.  As of October 31, 2018, there was unrecognized consulting expense related to non-vested stock options granted to consultants, related to service based options of approximately $249,000, which will be recognized over a weighted-average period of 2.7 years.

Fair Value Determination

We use the Black-Scholes pricing model in estimating the fair value of stock options granted to employees and directors which vest over a specific period of time.  The stock options we granted during the year ended October 31, 2018 consisted of awards with 10-year terms that vest over 12 to 36 months. The stock options we granted during the year ended October 31, 2017 consisted of awards with 10-year terms that vest over 6 to 48 months

The following weighted average assumptions were used in estimating the fair value of stock options granted during the years ended October 31, 2018 and 2017:

	For the Year Ended October 31,

	2018	2017
Weighted average fair value at grant date	$3.31	$1.72
Valuation assumptions:
Expected life (years)	5.74	5.63
Expected volatility	124.94%	119.2%
Risk-free interest rate	2.80%	1.94%
Expected dividend yield	0%	0%

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

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

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

Stock Award Compensation Expense

We account for stock awards granted to employees and directors in accordance with ASC 718.  For stock awards vested at date of grant we recognize expense based on the grant date market price of the underlying common stock.  During the year ended October 31, 2017 we issued 200,000 shares vested at date of grant to directors for services rendered and recorded an expense of $454,000. We did not issue any stock awards vested at date of grant during fiscal year 2018.

On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted to our Chairman, President and Chief Executive Officer.  The restricted stock award vests in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021.  For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  The assumptions used in the Monte Carlo Simulation were stock price on date of grant of $3.70, contract term of 3.06 years, expected volatility of 128.8% and risk-free interest rate of 2.66%.  During the year ended October 31, 2018 we recorded compensation expense related to the restricted stock award of approximately $2,860,000.  As of October 31, 2018, the unrecognized compensation cost related to the restricted stock award was approximately $1,954,000, which will be recognized over future periods through the second quarter of fiscal 2019.  We did not issue any restricted stock awards during fiscal year 2017.

We account for stock awards granted to consultants in accordance with ASC 505-50.  For stock awards vested at date of grant we recognize expense based on the grant date market price of the underlying common stock.  During the years ended October 31, 2018 and 2017, we issued 9,463 shares and 5,347 shares, respectively, of common stock vested at date of grant to consultants for services rendered.  We recorded consulting expense for the years ended October31, 2018 and 2017 of approximately $15,000 and $32,000, respectively, for the shares of common stock issued to consultants.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share of Common Stock

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all years presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the years ended October 31, 2018 and 2017, were options to purchase 7,405,868 and 3,447,846 shares, respectively, and warrants to purchase 829,400 shares and 829,400 shares, respectively.

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

Subsequent Events

We evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its financial statements.

Effect of Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  This standard update was effective for interim and annual reporting periods beginning after December 15, 2016, and was to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  In July 2015, a one-year deferral of the effective date of the new guidance was approved.  The Company adopted ASU 2014-09 on November 1, 2018.  We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements. Adoption of ASU 2014-09 will require additional disclosure of accounting policies.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”) which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities.  The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted.  Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method.  The requirements of this standard include a significant increase in required disclosures.  The disclosure requirements of ASU 2016-02 will be effective for the Company on November 1, 2019.  We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is currently ongoing.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued Accounting Standards Update 2017-09 (“ASU 2017-09”) that provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  This update is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those years.  The Company adopted ASU 2017-09 on November 1, 2018.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued Accounting Standards Update 2018-07 (“ASU 2018-07”), Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.  This amendment expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  This standard update is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted.   ASU 2018-07 will be effective for the Company on November 1, 2019.  We do not expect the adoption of ASU 2018-07 to have a material impact on our consolidated financial statements and related disclosures.

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

One licensee accounted for 100% of revenues from patent licensing activities during each fiscal year 2018 and 2017.

3.         ACCRUED EXPENSES

Accrued liabilities consist of the following as of:

	October 31,
	2018	2017
Accrued severance costs	$-	$237,563
Payroll and related expenses	62,965	51,643
Accrued royalty	366,670	-
Accrued collaborative research and license expense	187,500	-
Accrued other	65,964	119,963
	$683,099	$409,169

4.         PATENT ACQUISITION OBLIGATION

In November 2013, we incurred a patent acquisition obligation due no later than November 2017 related to the acquisition of patents.  The payment due in November 2017 was payable at the option of the Company in cash or common stock.  We recorded interest expense of approximately $228,000 for the year ended October 31, 2017 for the accretion of interest on patent acquisition obligation.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.         SHAREHOLDERS’ EQUITY

Stock Option Plans

As of October 31, 2018, we have three stock option plans: the Anixa Biosciences, Inc. 2003 Share Incentive Plan (the “2003 Share Plan”), the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the “2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”) which were adopted by our Board of Directors on April 21, 2003, July 14, 2010 and January 25, 2018, respectively.  The 2018 Share Plan was approved by our shareholders on March 29, 2018

During the years ended October 31, 2018 and 2017, stock options to purchase 76,178 and 50,200 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $58,000 and $7,000, respectively.  Under certain circumstances, stock options may be exercised on a cashless basis.  During the years ended October 31, 2018 and 2017, 9,459 and 9,980 shares of common stock, respectively, were withheld in connection with cashless exercises of stock options.

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  The exercise price with respect to all of the options granted under the 2003 Share Plan since its inception was equal to the fair market value of the underlying common stock at the grant date.   In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the grant of future options on April 21, 2013.  Information regarding the 2003 Share Plan for the two years ended October 31, 2018 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2016	225,600	$ 18.69
Exercised	(5,800)	$ 1.39
Forfeited	(189,200)	$ 21.55
Options Outstanding at October 31, 2017	30,600	$ 3.16
Exercised	(10,600)	$ 0.67
Forfeited	(8,000)	$ 7.04
Options Outstanding and Exercisable at October 31, 2018	12,000	$ 2.77	$ 20,530

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of October 31, 2018:

		Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding

$0.67 - $17.50	12,000	0.74	$ 2.77

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  On the first business day of each calendar year the maximum aggregate number of shares available for future issuance is replenished such that 800,000 shares are available.  The exercise price with respect to all of the options granted under the 2010 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of October 31, 2018, the 2010 Share Plan had 291,394 shares available for future grants.  Information regarding the 2010 Share Plan as of October 31, 2018 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2016	1,080,872	$ 3.12
Granted	682,000	$ 2.03
Exercised	(44,400)	$ 0.67
Forfeited	(81,226)	$ 6.20
Options Outstanding at October 31, 2017	1,637,246	$ 1.50
Granted	610,000	$ 3.68
Exercised	(65,578)	$ 1.33
Forfeited	(49,800)	$ 2.15
Options Outstanding at October 31, 2018	2,131,868	$ 2.11	$ 4,366,005
Options Exercisable at October 31, 2018	1,421,037	$ 1.77	$ 3,324,421

The following table summarizes information about stock options outstanding under the 2010 Share Plan as of October 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
					Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.67	938,000	6.69	$0.67	700,919	6.08	$0.67
$2.27 - $3.01	707,134	4.23	$2.61	632,134	4.58	$2.57
$3.46 - $7.00	486,734	8.89	$4.16	87,984	4.75	$4.76

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  On the first business day of each calendar year the maximum aggregate number of shares available for future issuance is replenished such that 2,000,000 shares are available.  The exercise price with respect to all of the options granted under the 2018 Share Plan was equal to the fair market value of the underlying common stock at the grant date.  As of October 31, 2018, the 2018 Share Plan had 18,000 shares available for future grants.   Information regarding the 2018 Share Plan as of October 31, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	-
Granted	3,482,000	$ 3.65
Options Outstanding at October 31, 2018	3,482,000	$ 3.73	$ 1,152,620
Options Exercisable at October 31, 2018	828,611	$ 3.71	$ 280,991

The following table summarizes information about stock options outstanding under the 2018 Share Plan as of October 31, 2018:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life (in years)
Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$ 3.70 - $4.61	3,482,000	9.52	$3.73	828,611	9.52	$3.71

In addition to options granted under the 2003 Share Plan, the 2010 Share Plan and the 2018 Share Plan, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to purchase 1,660,000 shares and 120,000 shares, respectively.

Information regarding stock options that were not granted under the 2003 Share Plan, the 2010 Share Plan or the 2018 Share Plan for the two years ended October 31, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares

Options Outstanding and exercisable at October 31, 2017	1,780,000	$ 1.58
Options Outstanding and exercisable at October 31, 2018	1,780,000	$ 1.58	$ 4,497,180

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan, the 2010 Share Plan or the 2018 Share Plan as of October 31, 2017:

		Weighted Average Remaining Contractual Life (in years)
	Number Outstanding and Exercisable		Weighted Average Exercise Price
Range of Exercise Prices

$0.67	1,046,000	3.80	$0.67
$ 2.58 - $ 5.56	734,000	3.34	$2.88

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The difference between the fair value of the consideration given to the holder of our Series A Preferred and the carrying value of the Series A Preferred represents a return to the preferred stockholder which is treated in a similar manner as that of dividends paid on preferred stock.  In the redemption, the Series A Preferred holder received $500,000 in cash, the Redemption Debenture with a present value of approximately $2,999,000 and the Redemption Warrant with a fair value of approximately $2,801,000, determined using the Black Scholes pricing model, and waived the Series A Preferred’s conversion right with an intrinsic value of approximately $792,000, resulting in total consideration given to the Series A Preferred holder of approximately $5,508,000.  The difference between the fair value of the consideration and the $3,500,000 carrying value of the Series A Preferred resulted in a deemed dividend to the Series A Preferred holder of approximately $2,009,000.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Warrants

During the year ended October 31, 2018 we issued a warrant, expiring on June 5, 2021, to purchase 25,000 shares of common stock at $3.65 per share and recorded approximately $57,000 of consulting expense based on the fair value of the warrant.  In October 2018, we issued 9,917 shares of common stock upon the exercise of the warrant on a cashless basis.

As of October 31, 2018, we had warrants to purchase 10,000 shares and 10,000 shares of common stock at $9.25 and $13.875 per share, respectively, expiring on August 19, 2019, warrants to purchase 309,400 shares of common stock at $10.00 per share expiring on July 15, 2019 and warrants to purchase 500,000 shares of common stock at $5.03 per share expiring on November 30, 2021.

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

During the fourth quarter of fiscal 2017 we vacated the office space at 12100 Wilshire Boulevard, Los Angeles, California and as of October 31, 2018 we have accrued an expense of approximately $31,000 related to future rents of these facilities.  As of August 1, 2018, we have subleased these facilities.  As of October 31, 2018, our non-cancelable operating lease commitments for the year ending October 31, 2019 was approximately $129,000.  Rent expense for the years ended October 31, 2018 and 2017, was approximately $114,000 and $229,000, respectively.

Litigation Matters

Other than below and lawsuits we bring to enforce our patent rights we are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

On November 5, 2018, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al., C.A. No. 2018-0804-KSJM, that alleges claims for breach of fiduciary duty and unjust enrichment.  The complaint named as defendants certain of the Company’s current and former officers and directors, and the Company is named solely as a nominal defendant.  The complaint seeks, on behalf of the Company, a declaration that the defendant officers and directors breached their fiduciary duties, unspecified damages, certain changes to the Company’s internal procedures, and an award of the plaintiff’s attorneys’ fees and costs.  The defendants moved to dismiss the complaint on November 29, 2018 and the parties are currently engaged in briefing the motion. Due to the early nature of the complaint and that the complaint does not specify a dollar amount of damages, we cannot make a reasonable estimate of potential losses at this time.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collaborative Agreement with Moffitt

            As of October 31, 2018, our commitments under the collaborative agreement with Moffitt for the years ending October 31, 2019 and 2020 were approximately $455,000 and $228,000, respectively.

7.         INCOME TAXES

Income tax provision (benefit) consists of the following:

	Year Ended October 31,
	2018	2017
Federal:
Current	$-	$-
Deferred	(1,784,000)	12,534,000
State:
Current	-	-
Deferred	(1,206,000)	4,351,000
Adjustment to valuation allowance related to net deferred tax assets	2,990,000	(16,885,000)
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset, net, at October 31, 2018 and 2017, are as follows:

	2018	2017
Long-term deferred tax assets:
Federal and state NOL and tax credit carryforwards	$19,282,000	$18,961,000
Deferred compensation	6,176,000	3,718,000
Intangibles	754,000	543,000
Other	205,000	205,000
Subtotal	26,417,000	23,427,000
Less: valuation allowance	(26,417,000)	(23,427,000)
Deferred tax asset, net	$-	$-

As a result of the passing of the Tax Cuts and Jobs Act of 2017, management has determined that the federal statutory rate used to estimate the benefit of the deferred tax asset or liability should be changed from 34% to 21%.

As of October 31, 2018, we had tax net operating loss and tax credit carryforwards of approximately $82,686,000 and $1,398,000, respectively, available within statutory limits (expiring at various dates between 2019 and 2038), to offset any future regular Federal corporate taxable income and taxes payable.  If the tax benefits relating to deductions of option holders’ income are ultimately realized, those benefits will be credited directly to additional paid-in capital.  Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of October 31, 2018, management has not determined the extent of any such limitations, if any.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had New York and California tax net operating loss carryforwards of approximately $70,611,000 and $14,581,000, respectively, as of October 31, 2018, available within statutory limits (expiring at various dates between 2019 and 2038), to offset future corporate taxable income and taxes payable, if any, under certain computations of such taxes.

We have provided a valuation allowance against our deferred tax asset due to our current and historical pre-tax losses and the uncertainty regarding their realizability.  The primary differences from the blended federal statutory rate in effect for our fiscal year ended October 31, 2018 of 23% and the effective rate of 0% is attributable to certain permanent differences and a change in the valuation allowance.  The following is a reconciliation of income taxes at the Federal statutory tax rate to income tax expense (benefit):

	Year Ended October 31,
	2018		2017
Income tax benefit at U.S. Federal statutory income tax rate	$(3,276,000)	(23.0%)	$(1,703,000)	(34.0%)
State income taxes	(1,259,000)	(8.84%)	(443,000)	(8.84%)
Permanent differences	14,000	0.10%	(10,000)	(0.20%)
Expiring net operating losses, credits and other	1,246,000	9.12%	-	-
Rate changes	285,000	2.00%	19,041,000	380.13%
Change in valuation allowance	2,990,000	20.62%	(16,885,000)	(337.09%)
Income tax provision	$-	0.0%	$-	0.0%

During the two fiscal years ended October 31, 2018, we incurred no Federal and no State income taxes.  We have no unrecognized tax benefits as of October 31, 2018 and 2017 and we account for interest and penalties related to income tax matters in marketing, general and administrative expenses.  Tax years to which our net operating losses relate remain open to examination by Federal authorities and other jurisdictions to the extent which the net operating losses have yet to be utilized.

8.         SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on the management approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in three reportable segments, each with different operating and potential revenue generating characteristics: (i) development of our Cchek™ cancer detection platform, (ii) development of CAR-T therapeutics and (iii) our legacy patent licensing activities.  The following represents selected financial information for our segments for the years ended October 31, 2018 and 2017:

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017
Net income (loss):
Cchek™ cancer detection platform	$(5,920,457)	$(5,014,164)
CAR-T therapeutics	(7,073,322)	(504,405)
Patent licensing	(1,249,305)	509,578
Total	$(14,243,084)	$(5,008,991)

Operating costs and expenses	$15,401,558	$6,438,084
Less non-cash share based compensation	(8,895,614)	(1,676,772)
Operating costs and expenses excluding non-cash share based compensation	$6,505,944	$4,761,312

Operating costs and expenses excluding non-cash share based compensation:
Cchek™ cancer detection platform	$2,431,810	$3,659,280
CAR-T therapeutics	2,120,614	342,064
Patent licensing	1,953,520	759,968
Total	$6,505,944	$4,761,312

Total assets:
Cchek™ cancer detection platform	$2,545,803	$5,684,915
CAR-T therapeutics	2,157,359	521,326
Patent licensing	1,745,380	2,606,175
Total	$6,448,542	$8,812,416

Operating costs and expenses excluding non-cash share based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

The Company’s consolidated revenue of $1,112,500 and impairment in carrying amount of patent assets of $582,979 for the year ended October 31, 2018 were solely related to our patent licensing segment.  The Company’s consolidated revenue of $362,500, gain on extinguishment of patent acquisition obligation of $1,547,608 and interest expense of $500,455 for the year ended October 31, 2017 were solely related to our patent licensing segment.  All our revenue is generated domestically (United States) based on the country in which the licensee is located.