Form 10-Q
period 2019-01-31
Anixa Biosciences Inc
filed 2019-03-13
CIK 715446

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

Commission file number 0-11254

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

On March 8, 2019 the registrant had outstanding 19,628,129 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,152,638	$3,055,890
Short-term investments in certificates of deposit	1,750,000	2,000,000
Prepaid expenses and other current assets	333,671	482,482
Total current assets	6,236,309	5,538,372

Patents, net of impairment of $1,001,729 and $582,979, respectively, and accumulated amortization of $1,866,882 and $1,615,632, respectively	167,500	837,500
Property and equipment, net of accumulated depreciation of $59,929 and $53,799, respectively	66,540	72,670
Total assets	$6,470,349	$6,448,542

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$612,940	$582,012
Accrued expenses	714,139	683,099
Total current liabilities	1,327,079	1,265,111

Commitments and contingencies (Note 9)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 48,000,000 shares authorized; 19,470,235 and 18,908,632 shares issued and outstanding, respectively	194,702	189,086
Additional paid-in capital	180,336,763	175,415,931
Accumulated deficit	(175,052,050)	(170,170,209)
Total shareholders’ equity	5,479,415	5,434,808
Noncontrolling interest (Note 1)	(336,145)	(251,377)
Total equity	5,143,270	5,183,431
Total liabilities and equity	$6,470,349	$6,448,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended January 31,
	2019	2018
Revenue	$-	$-

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion	-	25,353
Amortization of patents	251,250	81,324
Research and development expenses (including non-cash share-based compensation expenses of $1,573,779 and $40,057, respectively)	2,247,272	777,873
General and administrative expenses (including non-cash share-based compensation expenses of $1,176,385 and $226,916, respectively)	2,066,456	990,036
Impairment in carrying amount of patent asset (Note 1)	418,750	-
Total operating costs and expenses	4,983,728	1,874,586

Loss from operations	(4,983,728)	(1,874,586)

Interest income	17,119	9,112

Loss before income taxes	(4,966,609)	(1,865,474)

Provision for income taxes	-	-

Net loss	(4,966,609)	(1,865,474)

Less: Net loss attributable to noncontrolling interest	(84,768)	(27,402)

Net loss attributable to common shareholders	$(4,881,841)	$(1,838,072)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.25)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	19,170,591	16,610,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JANUARY 31, 2019 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, October 31, 2018	18,908,632	$189,086	$175,415,931	$(170,170,209)	$5,434,808	$(251,377)	$5,183,431

Stock option compensation to employees and directors	-	-	1,219,560	-	1,219,560	-	1,219,560

Stock options and warrants issued to consultants	-	-	46,219	-	46,219	-	46,219

Common stock issued upon exercise of stock options	10,000	100	22,600	-	22,700	-	22,700

Restricted stock award compensation to employee pursuant to stock incentive plan	-	-	1,484,385	-	1,484,385	-	1,484,385

Common stock issued in at-the-market offering, net of offering expenses of $67,161	551,603	5,516	2,148,068	-	2,153,584	-	2,153,584

Net loss	-	-	-	(4,881,841)	(4,881,841)	(84,768)	(4,966,609)

Balance, January 31, 2019	19,470,235	$194,702	$180,336,763	$(175,052,050)	$5,479,415	$(336,145)	$5,143,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended January 31,

2019		2018
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,966,609)	$(1,865,474)
Stock option compensation to employees and directors	1,219,560	214,427
Stock options and warrants issued to consultants	46,219	52,546
Restricted stock award compensation to employee pursuant to stock incentive plan	1,484,385	-
Common stock issued to consultants	-	15,002
Depreciation of property and equipment	6,130	4,391
Amortization of patents	251,250	81,324
Impairment in carrying amount of patent assets	418,750	-
Issuance of noncontrolling interest in Certainty Therapeutics, Inc. expensed as a license fee	-	64,656
Change in operating assets and liabilities:
Prepaid expenses and other current assets	148,811	(103,930)
Accounts payable	30,928	(63,399)
Accrued expenses	31,040	260,464
Net cash used in operating activities	(1,329,536)	(1,339,993)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	-	(1,250,000)
Proceeds from maturities of short-term investments in certificates of deposit	250,000	2,100,000
Purchase of property and equipment	-	(2,518)
Net cash provided by investing activities	250,000	847,482

Cash flows from financing activities:
Net proceeds from sale of common stock in at-the-market offering	2,153,584	-
Proceeds from exercise of employee stock options	22,700	-
Net cash provided by financing activities	2,176,284	-

Net increase (decrease) in cash and cash equivalents	1,096,748	(492,511)
Cash and cash equivalents at beginning of period	3,055,890	3,339,374
Cash and cash equivalents at end of period	$4,152,638	$2,846,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries.  Our primary operations involve research and development of cancer diagnostics and therapeutics.  Our two oncology programs include development of the Cchek™ liquid biopsy for the early detection of cancer and a chimeric antigen receptor T-cell technology based ovarian cancer therapeutic.

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

In November 2017, the Company announced the formation of a subsidiary, Certainty Therapeutics, Inc. (“Certainty”), to develop immuno-therapy drugs against cancer.  Certainty entered into a license agreement with Wistar pursuant to which Certainty was granted an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by Wistar relating to Wistar’s chimeric endocrine receptor targeted therapy technology (such technology being akin to chimeric antigen receptor T-cell (“CAR-T”) technology).  We have initially focused on the development of a treatment for ovarian cancer, but we also may pursue future applications of the technology for the development of treatments for additional solid tumors.  The license agreement requires Certainty to make certain cash and equity payments to Wistar.  With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty.

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

Funding and Management’s Plans

During the three months ended January 31, 2019, cash used in operating activities was approximately $1,330,000.  Cash provided by investing activities was approximately $250,000, resulting from the proceeds on maturities of certificates of deposit.  Cash provided by financing activities was approximately $2,176,000, resulting from the sale of 551,603 shares of common stock in an at-the-market equity offering of approximately $2,154,000 and the proceeds from exercise of stock options of approximately $23,000.  As a result, our cash, cash equivalents, and short-term investments at January 31, 2019 increased approximately $847,000 to approximately $5,903,000 from approximately $5,056,000 at the end of fiscal year 2018.

 Based on currently available information as of March 13, 2019, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business (including for the defense of a putative shareholder derivative complaint filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al.), or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  During the three months ended January 31, 2019, we raised approximately $2,154,000 through an at-the-market equity offering of 551,603 shares of common stock which is currently effective (we can sell an additional 924,507 shares under our current at-the-market equity program) and may remain available for us to use in the future.  We may seek to obtain working capital during our fiscal year 2019 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2018.  The accompanying October 31, 2018 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of January 31, 2019, and results of operations and cash flows for the interim periods represented.  The results of operations for the three months ended January 31, 2019 are not necessarily indicative of the results to be expected for the entire year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity.  The following table sets forth the changes in noncontrolling interest for the three months ended January 31, 2019:

Balance October 31, 2018	$(251,377)
Net loss attributable to noncontrolling interest	(84,768)
Balance January 31, 2019	$(336,145)

Revenue Recognition

Since fiscal 2016 our revenue has been derived solely from technology licensing and the sale of patented technologies.  Revenue is recognized upon transfer of control of intellectual property rights and satisfaction of other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive.

The Company is required to make certain judgments and estimates in connection with the accounting for revenue.  Such areas may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

Our past revenue arrangements have provided for the payment of contractually determined, one-time, paid-up license fees in settlement of litigation and in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company.  These arrangements typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  In such instances, the intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services.  Licensees obtained control of the intellectual property rights they have acquired upon execution of the agreement.  As such, the earnings process was complete and revenue has been recognized upon the execution of the agreement, when collectability was reasonably assured, and when all other revenue recognition criteria were met.

Cost of Revenues

Cost of revenues include the costs and expenses incurred in connection with our patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external counsel, other patent-related legal expenses paid to external counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs.  These costs are included under the caption “Operating costs and expenses” in the accompanying condensed consolidated statements of operations.

Patents

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  No patent acquisition costs were capitalized during the three months ended January 31, 2019 and 2018.  We recorded patent amortization expense of approximately $251,000 and $81,000 during the three-month periods ended January 31, 2019 and 2018, respectively.  In evaluating the carrying amount of capitalized patents at January 31, 2019, we determined that based on estimated undiscounted future cash flows a write-down of the carrying amount of approximately $419,000 should be recorded as of January 31, 2019.  Our estimates of future cash flows are based on our most recent assessment of the market for potential licensees, as well as the status of ongoing negotiations with potential licensees.

2.         STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to ten years.  We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $844,000 and $214,000 during the three months ended January 31, 2019 and 2018, respectively.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  On May 8, 2018, we issued market condition options to purchase 1,500,000 shares of common stock, to our Chairman, President and Chief Executive Officer, vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months.  In October 2018, the first tranche of 500,000 shares of market condition options became exercisable upon achieving an average closing price above $5.00 per share for twenty consecutive trading days.  We recorded stock-based compensation expense related to market condition stock options granted to employees and directors of approximately $376,000 during the three months ended January 31, 2019.   We did not have any market condition stock options during the three months ended January 31, 2018.

On November 1, 2018 we adopted Accounting Standards Update 2018-07 (“ASU 2018-07”) for stock options granted to consultants.  Upon adoption of ASU 2018-07 we estimated the fair value of unvested service-based and performance-based stock options at the date of adoption, using the Black-Scholes pricing model.  Subsequent to adoption of ASU 2018-07, future grants to consultants will be measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, consistent with our policy for grants to employees and directors.  In prior periods we estimated the fair value of service-based and performance-based stock options granted to consultants at each reporting period using the Black-Scholes pricing model.  We recognize the fair value of stock options granted to consultants as consulting expense over the requisite or implied service period of the grant.  We recorded stock-based consulting expense related to stock options granted to consultants of approximately $25,000 and $53,000 during the three months ended January 31, 2019 and 2018, respectively.

Stock Option Activity

During the three months ended January 31, 2018, we granted options to purchase 50,000 shares of common stock to employees, directors and consultants with an exercise price of $2.30 per share pursuant to the Anixa Biosciences, Inc 2010 Share Incentive Plan (the "2010 Share Plan”).  We did not grant any options during the three months ended January 31, 2019.  During the three months ended January 31, 2019 and 2018, stock options to purchase 10,000 and 28,600 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $23,000 and $-0-, respectively.  Under certain circumstances, stock options may be exercised on a cashless basis.  During the three months ended January 31, 2019 and 2018, -0- and 5,515 shares of common stock, respectively, were withheld in connection with cashless exercises of stock options.

Stock Option Plans

As of January 31, 2019, we have three stock option plans:  the Anixa Biosciences, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"), the 2010 Share Plan and the Anixa Biosciences, Inc. 2018 Share Plan (the “2018 Share Plan”), which were adopted by our Board of Directors on April 21, 2003, July 14, 2010 and January 25, 2018, respectively.  The 2018 Share Plan was approved by our shareholders on March 29, 2018.

2003 Plan

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the three months ended January 31, 2019 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2018	12,000	$ 2.77
Options Outstanding and exercisable at January 31, 2019	12,000	$ 2.77	$ 33,058

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of January 31, 2019:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$ 0.67 - $17.00	12,000	0.49	$ 2.77

Information regarding the 2003 Share Plan for the three months ended January 31, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	30,600	$ 3.16
Exercised	(10,600)	$ 0.67
Forfeited	(5,600)	$ 3.63
Options Outstanding and exercisable at January 31, 2018	14,400	$ 4.81	$ 17,280

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of January 31, 2018:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$ 0.67 - $17.50	14,400	1.31	$ 4.81

2010 Plan

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of January 31, 2019, the 2010 Share Plan had 800,000 shares available for future grants.  Information regarding the 2010 Share Plan for the three months ended January31, 2019 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2018	2,131,868	$ 2.11
Exercised	(10,000)	$ 2.27
Options Outstanding at January 31, 2019	2,121,868	$ 2.11	$ 6,454,772
Options Exercisable at January 31, 2019	1,513,119	$ 1.84	$ 5,014,151

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)

			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$ 0.67	938,000	6.44	$ 0.67	744,251	5.94	$ 0.67
$ 2.27 -$ 3.01	697,134	3.97	$ 2.62	622,134	4.32	$ 2.57
$ 3.46 -$ 7.00	486,734	8.64	$ 4.16	146,734	6.55	$ 4.66

Information regarding the 2010 Share Plan for the three months ended January 31, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	1,637,246	$ 1.50
Granted	50,000	$ 2.30
Exercised	(18,000)	$ 0.67
Forfeited	(4,800)	$ 3.80
Options Outstanding at January 31, 2018	1,664,446	$ 1.52	$ 3,752,696
Options Exercisable at January 31, 2018	1,013,106	$ 1.72	$ 2,120,876

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)

			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$ 0.67	983,000	7.40	$ 0.67	556,754	6.18	$ 0.67
$ 2.27 - $ 7.00	681,446	6.00	$ 2.75	456,352	4.61	$ 2.99

            2018 Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of January 31, 2019, the 2018 Share Plan had 2,000,000 shares available for future grants.  Information regarding options outstanding under the 2018 Share Plan for the three months ended January 31, 2019 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2018	3,482,000	$ 3.73
Options Outstanding at January 31, 2019	3,482,000	$ 3.73	$ 4,879,580
Options Exercisable at January 31, 2019	992,780	$ 3.72	$ 1,401,552

The following table summarizes information about stock options outstanding under the 2018 Share Plan as of January 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)			Weighted Average Remaining Contractual Life (in years)

			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$ 3.70 - $4.61	3,482,000	9.27	$ 3.73	992,780	9.27	$ 3.72

            Outside of Plans

In addition to options granted under the 2003 Share Plan, the 2010 Share Plan and the 2018 Share Plan, the Board of Directors approved the grant of stock options to purchase 1,780,000 shares to employees and directors.  Information regarding stock options outstanding that were not granted under the 2003 Share Plan, the 2010 Share Plan or the 2018 Share Plan for the three months ended January 31, 2019 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2018	1,780,000	$ 1.58
Options Outstanding and exercisable at January 31, 2019	1,780,000	$ 1.58	$ 6,334,080

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan, the 2010 Share Plan or the 2018 Plan as of January 31, 2019:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$ 0.67	1,046,000	3.55	$ 0.67
$ 2.58-$ 5.56	734,000	3.09	$ 2.88

Information regarding stock options outstanding that were not granted under the 2003 Plan or the 2010 Plan for the three months ended January 31, 2018 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2017	1,780,000	$ 1.58
Options Outstanding and exercisable at January 31, 2018	1,780,000	$ 1.58	$ 3,953,820

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan or the 2010 Share Plan as of January 31, 2018:

	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices

$ 0.67	1,046,000	4.66	$ 0.67
$ 2.58-$ 5.56	734,000	4.11	$ 2.88

Stock Awards

For stock awards granted to employees, directors and consultants that vest at date of grant we recognize expense based on the grant date market price of the underlying common stock.  During the three months ended January 31, 2018, we issued 5,347 shares of common stock to consultants for services rendered.  We recorded consulting expense for the three months ended January 31, 2018 of approximately $15,000 for the shares of common stock issued to consultants.  We did not grant any stock awards during the three months ended January 31, 2019.

On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted under the 2018 Share Plan to our Chairman, President and Chief Executive Officer.  The restricted stock award vests in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021.  For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  During the three months ended January 31, 2019 we recorded compensation expense related to the restricted stock award of approximately $1,484,000.

Warrants

During the three months ended January 31, 2019 we issued a warrant, expiring on November 1, 2023, to purchase 25,000 shares of common stock at $4.04 per share, vesting over 12 months, to a consultant for investor relations services.  We recorded consulting expense of approximately $21,000 during the three months ended January 31, 2019, based on the fair value of the warrant recognized on a straight-line basis over the vesting period.  No warrants were issued during the three months ended January 31, 2018.

As of January 31, 2019, we also had warrants outstanding to purchase 10,000 shares and 10,000 shares of common stock at $9.25 and $13.875 per share, respectively, expiring on August 19, 2019, warrants to purchase 309,400 shares of common stock at $10.00 per share expiring on July 15, 2019 and warrants to purchase 500,000 shares of common stock at $5.03 per share expiring on November 30, 2021.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2019:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$3,128,437	$-	$-	$3,128,437
Certificates of deposit – Cash and cash equivalents	750,000	-	-	750,000
Short-term investments	-	1,750,000	-	1,750,000
Total financial assets	$3,878,437	$1,750,000	$-	$5,628,437

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2018:

	Level 1	Level 2	Level 3	Total

Money market funds – Cash and cash equivalents	$2,031,331	$-	$-	$2,031,331
Certificates of deposit - Cash and cash equivalents	750,000		-	750,000
Short-term investments	-	2,000,000	-	2,000,000
Total financial assets	$2,781,331	$2,000,000	$-	$4,781,331

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

4.         SHORT-TERM INVESTMENTS

At January 31, 2019 and October 31, 2018, we had certificates of deposit of $1,750,000 and $2,000,000, respectively, which were classified as short-term investments and reported at fair value.

5.         ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	January 31, 2019	October 31, 2018

Payroll and related expenses	68,592	62,965
Accrued royalty	366,670	366,670
Accrued collaborative research and license expenses	226,940	187,500
Accrued other	51,937	65,964
	$714,139	$683,099

6.         NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the three months ended January 31, 2019 and 2018, were stock options to purchase 7,395,868 and 3,458,846 shares, respectively, and warrants to purchase 854,400 and 829,400 shares, respectively.

7.         EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The Company adopted ASU 2014-09 on November 1, 2018.  The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements, other than required additional disclosure of accounting policies.  See Note 1 regarding our updated revenue recognition policy.

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

In May 2017, the FASB issued Accounting Standards Update 2017-09 (“ASU 2017-09”) that provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  The Company adopted ASU 2017-09 on November 1, 2018.  The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures

In June 2018, the FASB issued Accounting Standards Update 2018-07 (“ASU 2018-07”), Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.  This amendment expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The Company adopted ASU 2018-07 on November 1, 2018.  The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements and related disclosures.  See Note 2 for a discussion of our stock-based compensation policies.

8.         INCOME TAXES

We file Federal, New York and California state income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1999.  We account for interest and penalties related to income tax matters, if any, in general and administrative expenses.  There are no unrecognized income tax benefits as of January 31, 2019 and October 31, 2018.

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

9.         COMMITMENT AND CONTINGENCES

Litigation Matters

Other than below and lawsuits we have historically brought to enforce our patent rights we are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

On November 5, 2018, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al., C.A. No. 2018-0804-KSJM, that alleges claims for breach of fiduciary duty and unjust enrichment.  The complaint named as defendants certain of the Company’s current and former officers and directors, and the Company is named solely as a nominal defendant.  The Company has certain indemnification obligations to the current and former officers and directors named as defendants in the suit, and the attorney fees incurred for this matter are currently being funded by the Company and through available D&O insurance.  The complaint seeks, on behalf of the Company, a declaration that the defendant officers and directors breached their fiduciary duties, unspecified damages, certain changes to the Company’s internal procedures, and an award of the plaintiff’s attorneys’ fees and costs.  The defendants moved to dismiss the complaint on November 29, 2018 and the parties are currently engaged in briefing the motion.  Due to the early nature of the complaint and that the complaint does not specify a dollar amount of damages, we cannot make a reasonable estimate of potential losses at this time.

10.       SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on the management approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in three reportable segments, each with different operating and potential revenue generating characteristics: (i) development of our Cchek™ cancer detection platform, (ii) development of CAR-T therapeutics and (iii) our legacy patent licensing activities.  The following represents selected financial information for our segments for the three months ended January 31, 2019 and 2018 and as of  January 31, 2019 and October 31, 2018:

	For the Three Months Ended January 31,

	2019	2018
Net loss:
Cchek™ cancer detection platform	$(1,804,354)	$(623,249)
CAR-T therapeutics	(2,487,285)	(1,109,018)
Patent licensing	(674,970)	(133,207)
Total	$(4,966,609)	$(1,865,474)

Operating costs and expenses excluding non-cash share based compensation:
Cchek™ cancer detection platform	$759,534	$525,614
CAR-T therapeutics	800,791	954,853
Patent licensing	673,239	127,146
Total	$2,233,564	$1,607,613

Operating costs and expenses excluding non-cash share based compensation	$2,233,564	$1,607,613
Plus non-cash share-based compensation	2,750,164	266,973
Total operating costs and expenses	$4,983,728	$1,874,586

	January 31, 2019	October 31, 2018

Total assets:
Cchek™ cancer detection platform	$2,943,476	$2,545,803
CAR-T therapeutics	3,112,658	2,157,359
Patent licensing	414,215	1,745,380
Total	$6,470,349	$6,448,542

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

We discuss the description of our business in the Notes to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended January 31, 2019 compared with three months ended January 31, 2018

Revenue

We had no revenue during the three-month periods ended January 31, 2019 and 2018.

Inventor Royalties, Contingent Legal Fees and Litigation and Licensing Expenses Related to Patent Assertion

Inventor royalties, contingent legal fees and litigation and licensing expenses related to patent assertion activities were $-0- in the three months ended January 31, 2019 compared to approximately $25,000 in the comparable prior year.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.  The amounts in both periods are insignificant because there was no revenue in either period.

Amortization of Patents

Amortization of patents increased by approximately $170,000 to approximately $251,000 in the three months ended January 31, 2019, from approximately $81,000 in the three months ended January 31, 2018.  The increase in amortization of patents was due to a reduction in the estimated economic useful life of capitalized patents.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.

Research and Development Expenses

Research and development expenses are related to the development of our early cancer detection and cancer immune-therapy drug platforms and increased by approximately $1,469,000 to approximately $2,247,000 in the three months ended January 31, 2019, from approximately $778,000 in the three months ended January 31, 2018.  The increase in research and development expenses was primarily due to an increase in employee stock award compensation expense of approximately $950,000, an increase in employee stock option compensation expense of approximately $559,000 and an increase in employee compensation and related costs, other than stock option compensation expense and stock award compensation expense, of approximately $192,000, offset by a decrease of approximately $290,000 in costs associated with our license from Wistar for our CAR-T technology, that we entered into during the three months ended January 31, 2018.  In addition to the initial license fee recorded during the three months ended January 31, 2018, Wistar will receive payments based on the achievement of certain product development milestones and royalties based on sales of licensed products.

General and Administrative Expenses

General and administrative expenses increased by approximately $1,076,000 to approximately $2,066,000 in the three months ended January 31, 2019, from approximately $990,000 in the three months ended January 31, 2018. The increase in general and administrative expenses was principally due to an increase in employee stock award compensation expense of approximately $534,000, an increase in employee stock option compensation expense of approximately $446,000 and an increase in legal and accounting fees of approximately $172,000 primarily related to a putative shareholder derivative complaint.  See Note 9 to our condensed consolidated financial statements.

Impairment in Carrying Amount of Patent Assets

The impairment in carrying amount of patent assets related to our legacy patent licensing activities of approximately $419,000 in the three months ended January 31, 2019 resulted from the write down of the value of our patent assets to the estimated undiscounted future cash flows we anticipate receiving from the patent assets as of January 31, 2019.  Our estimates of future cash flows are based on our most recent assessment of the market for potential licensees, as well as the status of ongoing negotiations with potential licensees.

Interest Income

Interest income increased by approximately $8,000 to approximately $17,000 in the three months ended January 31, 2019, from approximately $9,000 in the comparable prior year period as a result of additional cash on hand and an increase in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, increased by approximately $58,000 to approximately $85,000 in the three months ended January 31, 2019, from approximately $27,000 in the three months ended January 31, 2018, as Certainty’s net loss increased.  The increase in Certainty’s net loss was primarily due to increases in employee stock option compensation expense and employee stock award compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of March 13, 2019, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business (including for the defense of a putative shareholder derivative complaint filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al.), or if we elect to invest in or acquire a company or companies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  During the three months ended January 31, 2019, we raised approximately $2,154,000 through an at-the-market equity offering of 551,603 shares of common stock which is currently effective (we can sell an additional 924,507 shares under our current at-the-market equity program) and may remain available for us to use in the future.  We may seek to obtain working capital during our fiscal year 2019 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the three months ended January 31, 2019, cash used in operating activities was approximately $1,330,000.  Cash provided by investing activities was approximately $250,000, resulting from the proceeds on maturities of certificates of deposit.  Cash provided by financing activities was approximately $2,176,000, resulting from the sale of 551,603 shares of common stock in an at-the-market equity offering of approximately $2,154,000 and the proceeds from exercise of stock options of approximately $23,000.  As a result, our cash, cash equivalents, and short-term investments at January 31, 2019 increased approximately $847,000 to approximately $5,903,000 from approximately $5,056,000 at the end of fiscal year 2018.

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

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, the following accounting policies require our most difficult, subjective or complex judgments:

Revenue Recognition; and

Stock-Based Compensation

Revenue Recognition

Since fiscal 2016 our revenue has been derived solely from technology licensing and the sale of patented technologies.  Revenue is recognized upon transfer of control of intellectual property rights and satisfaction of other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive.

The Company is required to make certain judgments and estimates in connection with the accounting for revenue.  Such areas may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

Our past revenue arrangements have provided for the payment of contractually determined, one-time, paid-up license fees in settlement of litigation and in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company.  These arrangements typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  In such instances, the intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services.  Licensees obtained control of the intellectual property rights they have acquired upon execution of the agreement.  As such, the earnings process was complete and revenue has been recognized upon the execution of the agreement, when collectability was reasonably assured, and when all other revenue recognition criteria were met.

Stock-Based Compensation

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to ten years.  For employee options vesting if the trading price of the Company’s common stock exceeds certain price targets we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period.

For stock awards granted to employees and directors that vest at date of grant we recognize expense based on the grant date market price of the underlying common stock.  For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).

On November 1, 2018 we adopted Accounting Standards Update 2018-07 (“ASU 2018-027”) for stock-based compensation to non-employees.  Upon adoption of ASU 2018-07 we estimated the fair value of unvested awards at the date of adoption, using the Black-Scholes pricing model.  Future grants to consultants will be measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, consistent with our policy for grants to employees and directors.

The Black-Scholes pricing model we use to estimate fair value requires valuation assumptions of expected term, expected volatility, risk-free interest rates and expected dividend yield.  The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.  We use the simplified method, which is a weighted average of the vesting term and contractual term, to determine expected term.  The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations and the change in terms from historical options.  Under the Black-Scholes pricing model, we estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the grants.  We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants.  We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

We will reconsider use of the Black-Scholes pricing model if additional information becomes available in the future that indicates another model would be more appropriate.  If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

We discuss the effect of recently issued pronouncements in the Notes to our Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 and the condensed consolidated financial statements included in this Report.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2019, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

Other than as described below and lawsuits we have historically brought to enforce our patent rights we are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

On November 5, 2018, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al., C.A. No. 2018-0804-KSJM, that alleges claims for breach of fiduciary duty and unjust enrichment.  The complaint named as defendants certain of the Company’s current and former officers and directors, and the Company is named solely as a nominal defendant.  The Company has certain indemnification obligations to the current and former officers and directors named as defendants in the suit, and the attorney fees incurred for this matter are currently being funded by the Company and through available D&O insurance.   The complaint seeks, on behalf of the Company, a declaration that the defendant officers and directors breached their fiduciary duties, unspecified damages, certain changes to the Company’s internal procedures, and an award of the plaintiff’s attorneys’ fees and costs.  The defendants moved to dismiss the complaint on November 29, 2018 and the parties are currently engaged in briefing the motion.  Due to the early nature of the complaint and that the complaint does not specify a dollar amount of damages, we cannot make a reasonable estimate of potential losses at this time.

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.   None.

Item 3.     Defaults Upon Senior Securities.  None.

Item 4.     Mine Safety Disclosures.  Not Applicable.

Item 5.     Other Information. None.

Item 6.     Exhibits.

31.1     Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 13, 2019.

31.2     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 13, 2019.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 13, 2019.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 13, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and Chief Executive Officer
March 13, 2019		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and Chief Financial Officer
(Principal Financial and
March 13, 2019		Accounting Officer)