Form 10-Q
period 2019-04-30
Anixa Biosciences Inc
filed 2019-06-12
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

Commission file number 0-11254

ANIXA BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2622630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3150 Almaden Expressway, Suite 250
San Jose, CA	95118
(Address of principal executive offices)	(Zip Code)

(408) 708-9808

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, par value $.01 per share	ANIX	NASDAQ Capital Market

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

On June 11, 2019 the registrant had outstanding 20,096,743 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,822,306	$3,055,890
Short-term investments in certificates of deposit	2,750,000	2,000,000
Receivables	796,954	306,991
Prepaid expenses and other current assets	124,272	175,491
Total current assets	7,493,532	5,538,372

Patents, net of impairment of $1,001,729 and $582,979, respectively, and accumulated amortization of $1,992,507 and $1,615,632, respectively	41,875	837,500
Property and equipment, net of accumulated depreciation of $71,907 and $53,799, respectively	230,019	72,670
Total assets	$7,765,426	$6,448,542

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$717,920	$582,012
Accrued expenses	877,841	683,099
Total current liabilities	1,595,761	1,265,111

Commitments and contingencies (Note 8)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no
shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares
authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 48,000,000 shares authorized; 20,005,075 and 18,908,632 shares issued and outstanding, respectively	200,050	189,086
Additional paid-in capital	183,932,744	175,415,931
Accumulated deficit	(177,589,742)	(170,170,209)
Total shareholders’ equity	6,543,052	5,434,808
Noncontrolling interest (Note 1)	(373,387)	(251,377)
Total equity	6,169,665	5,183,431

Total liabilities and equity	$7,765,426	$6,448,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended April 30,

	2019	2018
Revenue	$250,000	$750,000

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion	166,250	526,023
Amortization of patents	376,875	162,648
Research and development expenses (including non-cash share-based compensation expenses of $2,228,845 and $195,826, respectively)	3,516,665	1,438,066
General and administrative expenses (including non-cash share-based compensation expenses of $1,842,769 and $402,857, respectively)	3,348,422	1,898,803
Impairment in carrying amount of patent asset (Note 1)	418,750	-
Total operating costs and expenses	7,826,962	4,025,540

Loss from operations	(7,576,962)	(3,275,540)

Interest income	35,419	17,552

Loss before income taxes	(7,541,543)	(3,257,988)

Provision for income taxes	-	-

Net loss	(7,541,543)	(3,257,988)

Less: Net loss attributable to noncontrolling interest	(122,010)	(41,382)

Net loss attributable to common shareholders	$(7,419,533)	$(3,216,606)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.38)	$(0.19)

Weighted average common shares outstanding:
Basic and diluted	19,403,933	16,661,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended April 30,

	2019	2018
Revenue	$250,000	$750,000

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion	166,250	500,670
Amortization of patents	125,625	81,324
Research and development expenses (including non-cash share-based compensation expenses of $655,066 and $155,769, respectively)	1,269,393	660,193
General and administrative expenses (including non-cash share-based
compensation expenses of $666,384 and $175,941 respectively)	1,281,966	908,767
Total operating costs and expenses	2,843,234	2,150,954

Loss from operations	(2,593,234)	(1,400,954)

Interest income	18,300	8,440

Loss before income taxes	(2,574,934)	(1,392,514)

Provision for income taxes	-	-

Net loss	(2,574,934)	(1,392,514)

Less: Net loss attributable to noncontrolling interest	(37,242)	(13,980)

Net loss attributable to common shareholders	$(2,537,692)	$(1,378,534)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.13)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	19,645,140	16,713,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED APRIL 30, 2019 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, October 31, 2018	18,908,632	$189,086	$175,415,931	$(170,170,209)	$5,434,808	$(251,377)	$5,183,431

Stock option compensation to employees and directors	-	-	2,024,664	-	2,024,664	-	2,024,664

Stock options and warrants issued to consultants	-	-	92,509	-	92,509	-	92,509

Common stock issued upon exercise of stock options	30,000	300	79,500	-	79,800	-	79,800

Restricted stock award compensation to employee pursuant to stock incentive plan	-	-	1,954,441	-	1,954,441	-	1,954,441

Common stock issued pursuant to employee stock purchase plan	5,411	54	18,506	-	18,560	-	18,560

Common stock issued in at-the-market offering, net of offering expenses of $152,911	1,061,032	10,610	4,347,193	-	4,357,803	-	4,357,803

Net loss	-	-	-	(7,419,533)	(7,419,533)	(122,010)	(7,541,543)

Balance, April 30, 2019	20,005,075	$200,050	$183,932,744	$(177,589,742)	$6,543,052	$(373,387)	$6,169,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED APRIL 30, 2018 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, October 31, 2017	16,602,759	$166,028	$163,931,079	$(156,174,184)	$7,922,923	$-	$7,922,923

Stock option compensation to employees and directors	-	-	472,532	-	472,532	-	472,532

Stock option compensation to consultants	-	-	126,151	-	126,151	-	126,151

Common stock issued upon exercise of stock options	39,816	398	(398)	-	-	-	-

Common stock issued to consultants	5,347	53	14,949	-	15,002	-	15,002

Common stock issued in at-the-market offering, net of offering expenses of $82,942	202,523	2,025	675,345	-	677,370	-	677,370

Issuance of noncontrolling interest in Certainty Therapeutics, Inc	-	-	68,974	-	68,974	(4,318)	64,656

Net loss	-	-	-	(3,216,606)	(3,216,606)	(41,382)	(3,257,988)

Balance, April 30, 2018	16,850,445	$168,504	$165,288,632	$(159,390,790)	$6,066,346	$(45,700)	$6,020,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended April 30,

	2019	2018
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(7,541,543)	$(3,257,988)
Stock option compensation to employees and directors	2,024,664	472,532
Stock options and warrants issued to consultants	92,509	126,151
Restricted stock award compensation to employee pursuant to stock incentive plan	1,954,441	-
Common stock issued to consultants	-	15,002
Depreciation of property and equipment	18,108	7,369
Amortization of patents	376,875	162,648
Impairment in carrying amount of patent assets	418,750	-
Issuance of noncontrolling interest in Certainty Therapeutics, Inc. expensed as a license fee	-	64,656
Change in operating assets and liabilities:
Receivables	(489,963)	(41,889)
Prepaid expenses and other current assets	51,219	(81,726)
Accounts payable	135,908	(28,218)
Accrued expenses	194,742	478,982
Net cash used in operating activities	(2,764,290)	(2,082,481)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(1,000,000)	(1,250,000)
Proceeds from maturities of short-term investments in certificates of deposit	250,000	3,500,000
Purchase of property and equipment	(175,457)	(11,813)
Net cash (used in) provided by investing activities	(925,457)	2,238,187

Cash flows from financing activities:
Net proceeds from sale of common stock in at-the-market offering	4,357,803	677,370
Proceeds from sale of common stock pursuant to employee stock purchase plan	18,560	-
Proceeds from exercise of employee stock options	79,800	-
Net cash provided by financing activities	4,456,163	677,370

Net increase in cash and cash equivalents	766,416	833,076
Cash and cash equivalents at beginning of period	3,055,890	3,339,374
Cash and cash equivalents at end of period	$3,822,306	$4,172,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries.

Our primary operations involve research and development of cancer therapeutics and diagnostics.  Our cancer therapeutics program consists of development of chimeric endocrine receptor T-cell (“CER-T”) technology, a novel form of CAR-T technology, initially focused on treating ovarian cancer.  Our cancer diagnostics program consists of development of the artificial intelligence (AI) driven Cchek™ liquid biopsy platform for early cancer detection.

Our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), is developing immuno-therapy drugs against cancer.  Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”) relating to Wistar’s CER-T technology.  We have initially focused on the development of a treatment for ovarian cancer, but we may also pursue applications of the technology for the development of treatments for additional solid tumors.  The license agreement requires Certainty to make certain cash and equity payments to Wistar.  With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing its CER-T technology for treating ovarian cancer.  Certainty is working with researchers at Moffitt to complete studies necessary to submit an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”).  We anticipate filing the IND with the FDA in the fall of 2019, with human clinical trials commencing thereafter, by late 2019 or early 2020.

Our subsidiary, Anixa Diagnostics Corporation (“Anixa Diagnostics”), is developing Cchek™, an AI driven platform of non-invasive blood tests for the early detection of cancer which is based on the body’s immune response to the presence of a malignancy.  We have demonstrated the efficacy of Cchek™ with 20 different types of cancer, including:  breast, lung, colon, melanoma, ovarian, liver, thyroid, pancreatic, appendiceal, uterine, osteosarcoma, leiomyosarcoma, liposarcoma, vulvar, prostate, bladder, cervical, head and neck, gastric and testicular cancers.  Breast, lung, colon and prostate cancers represent the four largest categories of cancer worldwide.

We are currently developing tests for the detection of multiple types of cancer and are working with our development and commercialization partner, ResearchDx, a CLIA-certified laboratory, to launch Cchek™ Prostate Cancer Confirmation as a Laboratory Developed Test by the end of the third calendar quarter of 2019.

Over the next several quarters, we expect the development of Certainty’s CER-T technology and Anixa Diagnostic’s Cchek™ to be the primary focus of the Company.  As part of our legacy operations, the Company remains engaged in limited patent licensing activities in the area of encrypted audio/video conference calling.  We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

Over the past several quarters, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation.  In addition to Certainty and Anixa Diagnostics, the Company may make investments in and form new companies to develop additional emerging technologies.

Funding and Management’s Plans

 Based on currently available information as of June 11, 2019, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business (including for the defense of a putative shareholder derivative complaint filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al.), or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  During the six months ended April 30, 2019, we raised approximately $4,358,000 through our at-the-market equity offering of 1,061,032 shares of common stock which is currently effective (we can sell an additional 415,078 shares under our current at-the-market equity program) and may remain available for us to use in the future.  We may seek to obtain working capital during our fiscal year 2019 or thereafter through sales of our equity securities (including through the commencement of another at-the-market offering) or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2018.  The accompanying October 31, 2018 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of April 30, 2019, and results of operations and cash flows for the interim periods represented.  The results of operations for the six months ended April 30, 2019 are not necessarily indicative of the results to be expected for the entire year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity.  The following table sets forth the changes in noncontrolling interest for the six months ended April 30, 2019:

Balance at October 31, 2018	$(251,377)
Net loss attributable to noncontrolling interest	(122,010)
Balance at April 30, 2019	$(373,387)

Revenue Recognition

Since fiscal 2016 our revenue has been derived solely from technology licensing and the sale of patented technologies.  Revenue is recognized upon transfer of control of intellectual property rights and satisfaction of other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive.

On November 1, 2018 we adopted Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  Upon adoption of ASU 2014-09 we are required to make certain judgments and estimates in connection with the accounting for revenue.  Such areas may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

Our revenue arrangements provide for the payment of contractually determined, one-time, paid-up license fees in settlement of litigation and in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company.  These arrangements typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  In such instances, the intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services.  Licensees obtained control of the intellectual property rights they have acquired upon execution of the agreement.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is probable and all other revenue recognition criteria have been met.

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

Patents

Our only identifiable intangible assets are patents and patent rights.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  No patent acquisition costs were capitalized during the six months ended April 30, 2019 and 2018.  We recorded patent amortization expense of approximately $377,000 and $163,000 during the six-month periods ended April 30, 2019 and 2018, respectively.  In evaluating the carrying amount of capitalized patents at January 31, 2019, we determined that based on estimated undiscounted future cash flows a write-down of the carrying amount of approximately $419,000 should be recorded as of January 31, 2019.  Our estimates of future cash flows are based on our most recent assessment of the market for potential licensees, as well as the status of ongoing negotiations with potential licensees.

2.         STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option).  We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $1,649,000 and $473,000 during the six months ended April 30, 2019 and 2018, respectively, and approximately $805,000 and $258,000 during the three months ended April 30, 2019 and 2018, respectively.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  On May 8, 2018, we issued market condition options to purchase 1,500,000 shares of common stock, to our Chairman, President and Chief Executive Officer, vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months.  In October 2018, the first tranche of 500,000 shares of market condition options became exercisable upon achieving an average closing price above $5.00 per share for twenty consecutive trading days.  We recorded stock-based compensation expense related to market condition stock options granted to employees of approximately $376,000 during both the six months and three months ended April 30, 2019.   We did not have any market condition stock options during the six months ended April 30, 2018.

On November 1, 2018 we adopted Accounting Standards Update 2018-07 (“ASU 2018-07”) for stock options granted to consultants.  Upon adoption of ASU 2018-07 we estimated the fair value of unvested service-based and performance-based stock options at the date of adoption, using the Black-Scholes pricing model.  Subsequent to adoption of ASU 2018-07, future grants to consultants are measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, consistent with our policy for grants to employees and directors.  In prior periods, in accordance with US GAAP, we estimated the fair value of service-based and performance-based stock options granted to consultants at each reporting period using the Black-Scholes pricing model.  We recognize the fair value of stock options granted to consultants as consulting expense over the requisite or implied service period of the grant.  We recorded stock-based consulting expense related to stock options granted to consultants of approximately $50,000 and $148,000 during the six months ended April 30, 2019 and 2018, respectively, and approximately $25,000 and $96,000 during the three months ended April 30, 2019 and 2018, respectively.

Stock Option Activity

During the six months ended April 30, 2018, we granted options to purchase 497,000 shares of common stock to employees, directors and consultants, with exercise prices ranging from $2.30 to $3.84 per share, pursuant to the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the "2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Plan (the “2018 Share Plan”).  We did not grant any options during the six months ended April 30, 2019.  During the six months ended April 30, 2019 and 2018, stock options to purchase 30,000 and 48,600 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $80,000 and $-0-, respectively.  Under certain circumstances, stock options may be exercised on a cashless basis.  During the six months ended April 30, 2019 and 2018, -0- and 8,784 shares of common stock, respectively, were withheld in connection with cashless exercises of stock options.

Stock Option Plans

As of April 30, 2019, we have three stock option plans:  the Anixa Biosciences, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"), the 2010 Share Plan and the 2018 Share Plan, which were adopted by our Board of Directors on April 21, 2003, July 14, 2010 and January 25, 2018, respectively.  The 2018 Share Plan was approved by our shareholders on March 29, 2018.

2003 Plan

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the six months ended April 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2018	12,000	$ 2.77
Exercised	(4,000)	$ 3.63
Options outstanding and exercisable at April 30, 2019	8,000	$ 2.34	$ 19,666

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of April 30, 2019:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 0.67 - $17.00	8,000	0.45	$ 2.34

Information regarding the 2003 Share Plan for the six months ended April 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2017	30,600	$ 3.16
Exercised	(10,600)	$ 0.67
Forfeited	(5,600)	$ 3.63
Options outstanding and exercisable at April 30, 2018	14,400	$ 4.81	$ 17,280

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of April 30, 2018:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 0.67 - $17.50	14,400	1.06	$ 4.81

2010 Plan

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of April 30, 2019, the 2010 Share Plan had 887,200 shares available for future grants.  Information regarding the 2010 Share Plan for the six months ended April 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2018	2,131,868	$ 2.11
Exercised	(22,000)	$ 2.27
Forfeited	(87,200)	$ 3.34
Options outstanding at April 30, 2019	2,022,668	$ 2.06	$ 4,452,704
Options exercisable at April 30, 2019	1,580,168	$ 1.88	$ 3,732,441

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2019:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

Range of Exercise Prices

$ 0.67	938,000	6.19	$ 0.67	776,750	5.78	$ 0.67
$ 2.27 -$ 3.01	610,134	4.07	$ 2.58	610,134	4.07	$ 2.58
$ 3.46 -$ 7.00	474,534	8.62	$ 4.13	193,284	7.64	$ 4.57

Information regarding the 2010 Share Plan for the six months ended April 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2017	1,637,246	$ 1.50
Granted	175,000	$ 2.81
Exercised	(38,000)	$ 0.67
Forfeited	(49,800)	$ 2.15
Options outstanding at April 30, 2018	1,724,446	$ 1.63	$ 3,702,296
Options exercisable at April 30, 2018	1,122,259	$ 1.77	$ 2,276,255

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2018:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

Range of Exercise Prices

$ 0.67	943,000	7.09	$ 0.67	556,059	5.96	$ 0.67
$ 2.27-$ 7.00	781,446	5.13	$ 2.79	556,200	4.78	$ 2.90

            2018 Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of April 30, 2019, the 2018 Share Plan had 2,008,000 shares available for future grants.  Information regarding options outstanding under the 2018 Share Plan for the six months ended April 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2018	3,482,000	$ 3.73
Exercised	(4,000)	$ 3.84
Forfeited	(8,000)	$ 3.84
Options outstanding at April 30, 2019	3,470,000	$ 3.73	$ 1,525,200
Options exercisable at April 30, 2019	1,156,947	$ 3.72	$ 511,156

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of April 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 3.70 -$ 4.61	3,470,000	9.03	$ 3.73	1,156,947	9.02	$ 3.72

Information regarding the 2018 Share Plan for the six months ended April 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2017	-0-
Granted	322,000	$ 3.84
Options outstanding at April 30 2018	322,000	$ 3.84	$ -0-
Options exercisable at April 30, 2018	8,608	$ 3.84	$ -0-

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of April 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 3.84	322,000	9.92	$ 3.84	8,608	9.92	$ 3.84

Outside of Share Plans

In addition to options granted under the 2003 Share Plan, the 2010 Share Plan and the 2018 Share Plan, the Board of Directors approved the grant of stock options to purchase 1,780,000 shares to employees and directors outside of Share Plans.  Information regarding stock options outstanding that were granted outside of Share Plans for the six months ended April, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2018	1,780,000	$1.58
Options outstanding and exercisable at April 30, 2019	1,780,000	$1.58	$ 4,683,960

The following table summarizes information about stock options outstanding and exercisable that were granted outside of Share Plans as of April 30, 2019:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 0.67	1,046,000	3.30	$ 0.67
$ 2.58-$ 5.56	734,000	2.85	$ 2.88

Information regarding stock options outstanding that were granted outside of Share Plans for the six months ended April 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2017	1,780,000	$ 1.58
Options outstanding and exercisable at April 30, 2018	1,780,000	$ 1.58	$ 3,953,820

The following table summarizes information about stock options outstanding and exercisable that were granted outside of Share Plans as of April 30 31, 2018:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 0.67	1,046,000	4.41	$ 0.67
$ 2.58-$ 5.56	734,000	3.87	$ 2.88

Stock Awards

For stock awards granted to employees, directors and consultants that vest upon grant we recognize expense at the date of grant based on the grant date market price of the underlying common stock.  During the six months ended April 30, 2018, we issued 5,347 shares of common stock that vested upon grant to consultants for services rendered.  We recorded consulting expense for the shares of common stock issued to consultants of $15,000 for the six months ended April 30, 2018 and $-0- for the three months ended April 30, 2018.  We did not grant any stock awards that vested upon grant during the six months ended April 30, 2019.

On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted under the 2018 Share Plan to our Chairman, President and Chief Executive Officer.  The restricted stock award vests in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021. For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  During the six-month and three-month periods ended April 30, 2019, we recorded compensation expense related to the restricted stock award of approximately $1,954,000 and $470,000, respectively.

Employee Stock Purchase Plan

            The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower.  The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018.  During the six months ended April 30, 2019, employees purchased 5,411 shares at a purchase price of $3.43 per share pursuant to the plan.

Warrants

During the six months ended April 30, 2019 we issued a warrant, expiring on November 1, 2023, to purchase 25,000 shares of common stock at $4.04 per share, vesting over 12 months, to a consultant for investor relations services.  We recorded consulting expense of approximately $43,000 during the six months ended April 30, 2019 and approximately $21,000 during the three months ended April 30, 2019, based on the fair value of the warrant recognized on a straight-line basis over the vesting period.  No warrants were issued during the six months ended April 30, 2018.

As of April 30, 2019, we also had warrants outstanding to purchase 10,000 shares and 10,000 shares of common stock at $9.25 and $13.875 per share, respectively, expiring on August 19, 2019, warrants to purchase 309,400 shares of common stock at $10.00 per share expiring on July 15, 2019 and warrants to purchase 500,000 shares of common stock at $5.03 per share expiring on November 30, 2021.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2019:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$3,545,842	$-	$-	$3,545,842
Certificates of deposit – Short-term investments	-	2,750,000	-	2,750,000
Total financial assets	$3,545,842	$2,750,000	$-	$6,295,842

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2018:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$2,031,331	$-	$-	$2,031,331
Certificates of deposit – Cash and cash equivalents	750,000	-	-	750,000
Short-term investments	-	2,000,000	-	2,000,000
Total financial assets	$2,781,331	$2,000,000	$-	$4,781,331

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

4.         ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	April 30, 2019	October 31, 2018
Payroll and related expenses	$64,627	$62,965
Accrued royalty and contingent legal fees	532,920	366,670
Accrued collaborative research and license expenses	262,604	187,500
Accrued other	17,690	65,964
	$877,841	$683,099

5.         NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the six and three months ended April 30, 2019 and 2018, were stock options to purchase 7,280,668 and 3,840,846 shares, respectively, and warrants to purchase 854,400 and 829,400 shares, respectively.

6.         EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The Company adopted ASU 2014-09 on November 1, 2018.  The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements, other than required additional disclosure of accounting policies.  See Note 1 regarding our revenue recognition policy.

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

7.         INCOME TAXES

We file Federal, New York and California state income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1999.  We account for interest and penalties related to income tax matters, if any, in general and administrative expenses.  There are no unrecognized income tax benefits as of April 30, 2019 and October 31, 2018.

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

8.         COMMITMENT AND CONTINGENCES

Litigation Matters

Other than below and lawsuits we have historically brought to enforce our patent rights, we are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business.  We believe that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

On November 5, 2018, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al., C.A. No. 2018-0804-KSJM, that alleges claims for breach of fiduciary duty and unjust enrichment.  The complaint named as defendants certain of the Company’s current and former officers and directors, and the Company is named solely as a nominal defendant.  The Company has certain indemnification obligations to the current and former officers and directors named as defendants in the suit, and the attorney fees incurred for this matter are currently being funded by the Company and through available D&O insurance.  The complaint seeks, on behalf of the Company, a declaration that the defendant officers and directors breached their fiduciary duties, unspecified damages, certain changes to the Company’s internal procedures, and an award of the plaintiff’s attorneys’ fees and costs.  The defendants moved to dismiss the complaint on November 29, 2018, which motion is still pending before the Court of Chancery.  Due to the early nature of the complaint and that the complaint does not specify a dollar amount of damages, we cannot make a reasonable estimate of potential losses at this time.

9.         SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on the management approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in three reportable segments, each with different operating and potential revenue generating characteristics: (i) Cancer Diagnostics, (ii) Cancer Therapeutics and (iii) our legacy patent licensing activities.  The following represents selected financial information for our segments for the six and three months ended April 30, 2019 and 2018 and as of April 30, 2019 and October 31, 2018:

	For the Six Months Ended April 30,

	2019	2018
Net loss:
Cancer Diagnostics	$(3,052,355)	$(1,362,451)
Cancer Therapeutics	(3,517,219)	(1,551,067)
Patent licensing	(971,969)	(344,470)
Total	$(7,541,543)	$(3,257,988)

Operating costs and expenses excluding non-cash share based compensation expense:
Cancer Diagnostics	$1,417,967	$1,075,480
Cancer Therapeutics	1,245,681	1,348,498
Patent licensing	1,091,700	1,002,879
Total	$3,755,348	$3,426,857

Operating costs and expenses excluding non-cash share based compensation expense	$3,755,348	$3,426,857
Plus non-cash share-based compensation expense	4,071,614	598,683
Total operating costs and expenses	$7,826,962	$4,025,540

	For the Three Months Ended April 30,
	2019	2018
Net loss:
Cancer Diagnostics	$(1,248,001)	$(739,202)
Cancer Therapeutics	(1,029,934)	(442,049)
Patent licensing	(296,999)	(211,263)
Total	$(2,574,934)	$(1,392,514)

Operating costs and expenses excluding non-cash share based compensation expense:
Cancer Diagnostics	$658,433	$549,866
Cancer Therapeutics	444,890	393,645
Patent licensing	418,461	875,733
Total	$1,521,784	$1,819,244

Operating costs and expenses excluding non-cash share based compensation expense	$1,521,784	$1,819,244
Plus non-cash share-based compensation expense	1,321,450	331,710
Total operating costs and expenses	$2,843,234	$2,150,954

	April 30, 2019	October 31, 2018

Total assets:
Cancer Diagnostics	$3,605,773	$2,545,803
Cancer Therapeutics	2,939,717	2,157,359
Patent licensing	1,219,936	1,745,380
Total	$7,765,426	$6,448,542

Operating costs and expenses excluding non-cash share-based compensation expense is the measurement the chief operating decision-maker uses in managing the enterprise.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

We discuss the description of our business in the Notes to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Six months ended April 30, 2019 compared with six months ended April 30, 2018

Revenue

For the six months ended April 30, 2019, we recorded revenue of $250,000 from one license agreement.  For the six months ended April 30, 2018, we recorded revenue of $750,000 from one license agreement.  These license agreements each provided for a one-time, non-recurring, lump sum payment in exchange for non-exclusive retroactive and future licenses, and covenants not to sue.  Pursuant to the terms of these agreements, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services.  Accordingly, the earnings process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreement.  As discussed in Note 1 to our consolidated financial statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations or revenue.

Inventor Royalties, Contingent Legal Fees and Litigation and Licensing Expenses Related to Patent Assertion

Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities decreased by approximately $360,000 to approximately $166,000 in the six months ended April 30, 2019, compared to approximately $526,000 in the comparable prior year.  The decrease was primarily due to the decrease in related revenues.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents increased by approximately $214,000 to approximately $377,000 in the six months ended April 30, 2019, from approximately $163,000 in the six months ended April 30, 2018.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  The increase in amortization of patents was due to a reduction in the estimated economic useful life of capitalized patents.

Research and Development Expenses

Research and development expenses are related to the development of our cancer diagnostics and therapeutics programs and increased by approximately $2,079,000 to approximately $3,517,000 in the six months ended April 30, 2019, from approximately $1,438,000 in the six months ended April 30, 2018.  The increase in research and development expenses was primarily due to an increase in employee stock award compensation expense of approximately $1,251,000, an increase in employee stock option compensation expense of approximately $823,000, an increase in outside research and development expense, excluding license expense, of approximately $207,000 and an increase in employee compensation and related costs, other than stock option compensation expense and stock award compensation expense, of approximately $81,000, offset by a decrease of approximately $290,000 in costs associated with our license from Wistar for our CER-T technology, that we entered into during the six months ended April 30, 2018.  In addition to the initial license fee of $290,000 recorded during the six months ended April 30, 2018, Wistar will receive payments based on the achievement of certain product development milestones and royalties based on sales of licensed products.

General and Administrative Expenses

General and administrative expenses increased by approximately $1,449,000 to approximately $3,348,000 in the six months ended April 30, 2019, from approximately $1,899,000 in the six months ended April 30, 2018. The increase in general and administrative expenses was principally due to an increase in employee stock option compensation expense of approximately $752,000, an increase in employee stock award compensation expense of approximately $704,000 and an increase in legal and accounting fees of approximately $187,000 primarily related to a putative shareholder derivative complaint (see Note 8 to our condensed consolidated financial statements), a portion of which may be covered by our directors and officers insurance policy, offset by a decrease in consultant expense of approximately $123,000 and a decrease in employee compensation and related costs, other than stock option compensation expense and stock award compensation expense, of approximately $37,000.

Impairment in Carrying Amount of Patent Assets

The impairment in carrying amount of patent assets related to our legacy patent licensing activities of approximately $419,000 in the six months ended April 30, 2019 resulted from the write down of the value of our patent assets to the estimated undiscounted future cash flows we anticipate receiving from the patent assets as of January 31, 2019.  Our estimates of future cash flows are based on our most recent assessment of the market for potential licensees, as well as the status of ongoing negotiations with potential licensees.

Interest Income

Interest income increased by approximately $17,000 to approximately $35,000 in the six months ended April 30, 2019, from approximately $18,000 in the comparable prior year period as a result of additional cash on hand and an increase in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, increased by approximately $81,000 to approximately $122,000 in the six months ended April 30, 2019, from approximately $41,000 in the six months ended April 30, 2018, as Certainty’s net loss increased.  The increase in Certainty’s net loss was primarily due to increases in employee stock option compensation expense and employee stock award compensation expense.

Three months ended April 30, 2019 compared with three months ended April 30, 2018

Revenue

For the three months ended April 30, 2019, we recorded revenue of $250,000 from one license agreement.  For the three months ended April 30, 2018, we recorded revenue of $750,000 from one license agreement.  These license agreements each provided for a one-time, non-recurring, lump sum payment in exchange for non-exclusive retroactive and future licenses, and covenants not to sue.  Pursuant to the terms of these agreements, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services.  Accordingly, the earnings process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreement.  As discussed in Note 1 to our consolidated financial statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations or revenue.

Inventor Royalties, Contingent Legal Fees and Litigation and Licensing Expenses Related to Patent Assertion

Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities decreased by approximately $335,000 to approximately $166,000 in the three months ended April 30, 2019, compared to approximately $501,000 in the comparable prior year.  The decrease was primarily due to the decrease in related revenues.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents increased by approximately $45,000 to approximately $126,000 in the three months ended April 30, 2019, from approximately $81,000 in the three months ended April 30, 2018.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  The increase in amortization of patents was due to a reduction in the estimated economic useful life of capitalized patents.

Research and Development Expenses

Research and development expenses are related to the development of our cancer diagnostics and therapeutics programs and increased by approximately $609,000 to approximately $1,269,000 in the three months ended April 30, 2019, from approximately $660,000 in the three months ended April 30, 2018.  The increase in research and development expenses was primarily due to an increase in employee stock award compensation expense of approximately $301,000, an increase in employee stock option compensation expense of approximately $264,000 and an increase outside research and development expense of approximately $143,000, offset by a decrease in employee compensation and related costs, other than stock option compensation expense and stock award compensation expense of approximately $111,000.

General and Administrative Expenses

General and administrative expenses increased by approximately $373,000 to approximately $1,282,000 in the three months ended April 30, 2019, from approximately $909,000 in the three months ended April 30, 2018. The increase in general and administrative expenses was principally due to an increase in employee stock award compensation expense of approximately $305,000 and an increase in employee stock option compensation expense of approximately $169,000, offset by a decrease in employee compensation and related costs, other than stock option compensation expense and stock award compensation expense, of approximately $89,000.

Interest Income

Interest income increased by approximately $10,000 to approximately $18,000 in the three months ended April 30, 2019, from approximately $8,000 in the comparable prior year period as a result of additional cash on hand and an increase in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, increased by approximately $23,000 to approximately $37,000 in the three months ended April 30, 2019, from approximately $14,000 in the three months ended April 30, 2018, as Certainty’s net loss increased.  The increase in Certainty’s net loss was primarily due to increases in employee stock option compensation expense and employee stock award compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of June 11, 2019, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business (including for the defense of a putative shareholder derivative complaint filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al.), or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complimentary to our technologies, we may be required to obtain more working capital.  During the six months ended April 30, 2019, we raised approximately $4,358,000 through our at-the-market equity offering of 1,061,032 shares of common stock which is currently effective (we can sell an additional 415,078 shares under our current at-the-market equity program) and may remain available for us to use in the future.  We may seek to obtain working capital during our fiscal year 2019 or thereafter through sales of our equity securities (including through the commencement of another at-the-market equity offering) or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations

During the six months ended April 30, 2019, cash used in operating activities was approximately $2,764,000.  Cash used in investing activities was approximately $925,000, resulting from the purchased of certificates of deposit totaling $1,000,000 and the purchase of property and equipment of approximately $175,000, which was offset by the proceeds on maturities of certificates of deposit totaling $250,000.  Cash provided by financing activities was approximately $4,456,000, resulting from the sale of 1,061,032 shares of common stock in our at-the-market equity offering over the past six months of approximately $4,358,000 (which is ongoing), the proceeds from sale of common stock pursuant to employee stock purchase plan of approximately $19,000 and the proceeds from exercise of stock options of approximately $80,000.  As a result, our cash, cash equivalents, and short-term investments at April 30, 2019 increased approximately $1,516,000 to approximately $6,572,000 from approximately $5,056,000 at the end of fiscal year 2018.

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

Stock-Based Compensation.

Revenue Recognition

Our revenue has been derived solely from technology licensing and the sale of patented technologies.  Revenue is recognized upon transfer of control of intellectual property rights and satisfaction of other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive.

On November 1, 2018 we adopted Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers.  Upon adoption of ASU 2014-09 we are required to make certain judgments and estimates in connection with the accounting for revenue.  Such areas may include determining the existence of a contract and identifying each party’s rights and obligations to transfer goods and services, identifying the performance obligations in the contract, determining the transaction price and allocating the transaction price to separate performance obligations, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services and evaluating whether a license transfers to a customer at a point in time or over time.

Our revenue arrangements provide for the payment of contractually determined, one-time, paid-up license fees in settlement of litigation and in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company.  These arrangements typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  In such instances, the intellectual property rights granted have been perpetual in nature, extending until the expiration of the related patents.  Pursuant to the terms of these agreements, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services.  Licensees obtained control of the intellectual property rights they have acquired upon execution of the agreement.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is probable and all other revenue recognition criteria have been met.

Stock-Based Compensation

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years.  For employee options vesting if the trading price of the Company’s common stock exceeds certain price targets we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period.

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

The Black-Scholes pricing model and the Monte Carlo Simulation we use to estimate fair values requires valuation assumptions of expected term, expected volatility, risk-free interest rates and expected dividend yield.  The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.  For employees we use the simplified method, which is a weighted average of the vesting term and contractual term, to determine expected term.  The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations and the change in terms from historical options.  For consultants we use the contract term for expected term.  We estimate the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the grants.  We estimate the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants.  We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

We will reconsider use of the Black-Scholes pricing model and Monte Carlo Simulation if additional information becomes available in the future that indicates other models would be more appropriate.  If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2019, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 5, 2018, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al., C.A. No. 2018-0804-KSJM, that alleges claims for breach of fiduciary duty and unjust enrichment.  The complaint named as defendants certain of the Company’s current and former officers and directors, and the Company is named solely as a nominal defendant.  The Company has certain indemnification obligations to the current and former officers and directors named as defendants in the suit, and the attorney fees incurred for this matter are currently being funded by the Company and through available D&O insurance.  The complaint seeks, on behalf of the Company, a declaration that the defendant officers and directors breached their fiduciary duties, unspecified damages, certain changes to the Company’s internal procedures, and an award of the plaintiff’s attorneys’ fees and costs.  The defendants moved to dismiss the complaint on November 29, 2018, which motion is still pending before the Court of Chancery.  Due to the early nature of the complaint and that the complaint does not specify a dollar amount of damages, we cannot make a reasonable estimate of potential losses at this time.

Item 1A.   Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.   None.

Item 3.      Defaults Upon Senior Securities.  None.

Item 4.      Mine Safety Disclosures.  Not Applicable.

Item 5.      Other Information. None.

Item 6.      Exhibits.

                31.1     Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 11, 2019.

                31.2     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 11, 2019.

                32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 11, 2019.

                32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 11, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and
Chief Executive Officer
June 11, 2019		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
June 11, 2019		Accounting Officer)