Form 10-Q
period 2019-07-31
Anixa Biosciences Inc
filed 2019-09-06
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

On September 5, 2019 the registrant had outstanding 20,207,261 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 31, 2019	October 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,396,853	$3,055,890
Short-term investments in certificates of deposit	2,100,000	2,000,000
Receivables	1,072	306,991
Prepaid expenses and other current assets	129,644	175,491
Total current assets	6,627,569	5,538,372

Patents, net of impairment of $1,001,729 and $582,979, respectively, and accumulated amortization of $2,034,382 and $1,615,632, respectively	-	837,500
Property and equipment, net of accumulated depreciation of $86,789 and $53,799, respectively	215,137	72,670
Total assets	$6,842,706	$6,448,542

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$567,778	$582,012
Accrued expenses	875,771	683,099
Total current liabilities	1,443,549	1,265,111

Commitments and contingencies (Note 9)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no
shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares
authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 48,000,000 shares authorized; 20,162,851 and 18,908,632 shares issued and outstanding, respectively	201,628	189,086
Additional paid-in capital	185,326,706	175,415,931
Accumulated deficit	(179,729,770)	(170,170,209)
Total shareholders’ equity	5,798,564	5,434,808
Noncontrolling interest (Note 1)	(399,407)	(251,377)
Total equity	5,399,157	5,183,431

Total liabilities and equity	$6,842,706	$6,448,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended July 31,

	2019	2018
Revenue	$250,000	$1,112,500

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion	166,250	767,180
Amortization of patents	418,750	243,972
Research and development expenses (including non-cash share-based compensation expenses of $2,567,294 and $2,668,315, respectively)	4,602,239	4,380,137
General and administrative expenses (including non-cash share-based compensation expenses of $2,335,218 and $2,558,701, respectively)	4,405,385	4,602,555
Impairment in carrying amount of patent asset (Note 1)	418,750	-
Total operating costs and expenses	10,011,374	9,993,844

Loss from operations	(9,761,374)	(8,881,344)

Interest income	53,783	29,780

Loss before income taxes	(9,707,591)	(8,851,564)

Provision for income taxes	-	-

Net loss	(9,707,591)	(8,851,564)

Less: Net loss attributable to noncontrolling interest	(148,030)	(158,032)

Net loss attributable to common shareholders	$(9,559,561)	$(8,693,532)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.49)	$(0.50)

Weighted average common shares outstanding:
Basic and diluted	19,638,833	17,257,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended July 31,

	2019	2018
Revenue	$-	$362,500

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion	-	241,157
Amortization of patents	41,875	81,324
Research and development expenses (including non-cash share-based compensation expenses of $338,449 and $2,472,489, respectively)	1,085,574	2,942,071
General and administrative expenses (including non-cash share-based compensation expenses of $492,449 and $2,155,844 respectively)	1,056,963	2,703,752
Total operating costs and expenses	2,184,412	5,968,304

Loss from operations	(2,184,412)	(5,605,804)

Interest income	18,364	12,228

Loss before income taxes	(2,166,048)	(5,593,576)

Provision for income taxes	-	-

Net loss	(2,166,048)	(5,593,576)

Less: Net loss attributable to noncontrolling interest	(26,020)	(116,650)

Net loss attributable to common shareholders	$(2,140,028)	$(5,476,926)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.11)	$(0.30)

Weighted average common shares outstanding:
Basic and diluted	20,100,915	18,431,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED JULY 31, 2019 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, October 31, 2018	18,908,632	$189,086	$175,415,931	$(170,170,209)	$5,434,808	$(251,377)	$5,183,431

Stock option compensation to employees and directors	-	-	2,808,910	-	2,808,910	-	2,808,910

Stock options and warrants issued to consultants	-	-	139,161	-	139,161	-	139,161

Common stock issued upon exercise of stock options	40,000	400	102,100	-	102,500	-	102,500

Restricted stock award compensation to employee pursuant to stock incentive plan	-	-	1,954,441	-	1,954,441	-	1,954,441

Common stock issued pursuant to employee stock purchase plan	5,411	54	18,506	-	18,560	-	18,560

Common stock issued in at-the-market offering, net of offering expenses of $264,186	1,208,808	12,088	4,887,657	-	4,899,745	-	4,899,745

Net loss	-	-	-	(9,559,561)	(9,559,561)	(148,030)	(9,707,591)

Balance, July 31, 2019	20,162,851	$201,628	$185,326,706	$(179,729,770)	$5,798,564	$(399,407)	$5,399,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JULY 31, 2019 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, April 30, 2019	20,005,075	$200,050	$183,932,744	$(177,589,742)	$6,543,052	$(373,387)	$6,169,665

Stock option compensation to employees and directors	-	-	784,246	-	784,246	-	784,246

Stock options and warrants issued to consultants	-	-	46,652	-	46,652	-	46,652

Common stock issued upon exercise of stock options	10,000	100	22,600	-	22,700	-	22,700

Common stock issued in at-the-market offering, net of offering expenses of $111,275	147,776	1,478	540,464	-	541,942	-	541,942

Net loss	-	-	-	(2,140,028)	(2,140,028)	(26,020)	(2,166,048)

Balance, July 31, 2019	20,162,851	$201,628	$185,326,706	$(179,729,770)	$5,798,564	$(399,407)	$5,399,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED JULY 31, 2018 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, October 31, 2017	16,602,759	$166,028	$163,931,079	$(156,174,184)	$7,922,923	$-	$7,922,923

Stock option compensation to employees and directors	-	-	3,598,986	-	3,598,986	-	3,598,986

Stock options and warrants issued to consultants	-	-	254,090	-	254,090	-	254,090

Common stock issued upon exercise of stock options	39,816	398	(398)	-	-	-	-

Restricted stock award compensation to employee pursuant to stock incentive plan	1,500,000	15,000	1,358,940	-	1,373,940	-	1,373,940

Common stock issued to consultants	5,347	53	14,949	-	15,002	-	15,002

Common stock issued in at-the-market offering, net of offering expenses of $141,140	548,224	5,482	1,780,547	-	1,786,029	-	1,786,029

Issuance of noncontrolling interest in Certainty Therapeutics, Inc	-	-	68,974	-	68,974	(4,318)	64,656

Net loss	-	-	-	(8,693,532)	(8,693,532)	(158,032)	(8,851,564)

Balance, July 31, 2018	18,696,146	$186,961	$171,007,167	$(164,867,716)	$6,326,412	$(162,350)	$6,164,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JULY 31, 2018 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, April 30, 2018	16,850,445	$168,504	$165,288,632	$(159,390,790)	$6,066,346	$(45,700)	$6,020,646

Stock option compensation to employees and directors	-	-	3,126,454	-	3,126,454	-	3,126,454

Stock options and warrants issued to consultants	-	-	127,939	-	127,939	-	127,939

Restricted stock award compensation to employee pursuant to stock incentive plan	1,500,000	15,000	1,358,940	-	1,373,940	-	1,373,940

Common stock issued in at-the-market offering, net of offering expenses of $58,198	345,701	3,457	1,105,202	-	1,108,659	-	1,108,659

Net loss	-	-	-	(5,476,926)	(5,476,926)	(116,650)	(5,593,576)

Balance, July 31, 2018	18,696,146	$186,961	$171,007,167	$(164,867,716)	$6,326,412	$(162,350)	$6,164,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended July 31,

	2019	2018
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(9,707,591)	$(8,851,564)
Stock option compensation to employees and directors	2,808,910	3,598,986
Stock options and warrants issued to consultants	139,161	254,090
Restricted stock award compensation to employee pursuant to stock incentive plan	1,954,441	1,373,940
Common stock issued to consultants	-	15,002
Depreciation of property and equipment	32,990	12,414
Amortization of patents	418,750	243,972
Impairment in carrying amount of patent assets	418,750	-
Issuance of noncontrolling interest in Certainty Therapeutics, Inc. expensed as a license fee	-	64,656
Change in operating assets and liabilities:
Receivables	305,919	(40,710)
Prepaid expenses and other current assets	45,847	(163,211)
Accounts payable	(14,234)	(60,914)
Accrued expenses	192,672	300,888
Net cash used in operating activities	(3,404,385)	(3,252,451)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(2,350,000)	(4,000,000)
Proceeds from maturities of short-term investments in certificates of deposit	2,250,000	4,750,000
Purchase of property and equipment	(175,457)	(31,853)
Net cash (used in) provided by investing activities	(275,457)	718,147

Cash flows from financing activities:
Net proceeds from sale of common stock in at-the-market offering	4,899,745	1,786,029
Proceeds from sale of common stock pursuant to employee stock purchase plan	18,560	-
Proceeds from exercise of employee stock options	102,500	-
Net cash provided by financing activities	5,020,805	1,786,029

Net increase (decrease) in cash and cash equivalents	1,340,963	(748,275)
Cash and cash equivalents at beginning of period	3,055,890	3,339,374
Cash and cash equivalents at end of period	$4,396,853	$2,591,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries.

Our primary operations involve research and development of cancer therapeutics and diagnostics.  Our cancer therapeutics programs consist of development of a vaccine against triple negative breast cancer (“TNBC”) and development of chimeric endocrine receptor T-cell (“CER-T”) technology, a novel form of CAR-T technology, initially focused on treating ovarian cancer.  Our cancer diagnostics program consists of development of the artificial intelligence (AI) driven Cchek™ liquid biopsy platform for early cancer detection.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) related to certain breast cancer vaccine technology developed at Cleveland Clinic.  We are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against contracting breast cancer, focused specifically on TNBC, the most lethal form of the disease.  A specific protein, alpha-lactalbumin, has been identified that is only present during lactation in healthy women, but reappears in many forms of breast cancer, especially TNBC.  Animal studies have shown that vaccinating against this protein prevents breast cancer in mice.  We are working with researchers at Cleveland Clinic to advance this vaccine toward human clinical testing, and we anticipate filing an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) by the end of the 2019 calendar year.

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

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing of its CER-T technology for treating ovarian cancer.  Certainty is working with researchers at Moffitt to complete studies necessary to submit an IND application with the FDA.  We anticipate filing the IND with the FDA by the end of the 2019 calendar year, with human clinical trials commencing thereafter, in 2020.  The collaboration between Certainty and Moffitt was recently extended through November 2020, so the parties may continue research on Certainty’s CER-T technology.

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

We are currently developing tests for the detection of multiple types of cancer and are working with our development and commercialization partner, ResearchDx, a CLIA-certified laboratory, to launch Cchek™ Prostate Cancer Confirmation as a Laboratory Developed Test during the fourth calendar quarter of 2019.

Over the next several quarters, we expect the development of our breast cancer vaccine, Certainty’s CER-T technology and Anixa Diagnostic’s Cchek™ to be the primary focus of the Company.  As part of our legacy operations, the Company remains engaged in limited patent licensing activities in the area of encrypted audio/video conference calling.  We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

Over the past several quarters, our revenue was derived from technology licensing and the sale of patented technologies, including revenue from the settlement of litigation.  We have not generated any revenue to date from our cancer therapeutics and diagnostics programs. In addition, while we pursue our cancer therapeutics and diagnostics programs, we may also make investments in and form new companies to develop additional emerging technologies.

Funding and Management’s Plans

Based on currently available information as of September 5, 2019, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital.  During the nine months ended July 31, 2019, we raised approximately $4,900,000 through our at-the-market equity offering of 1,208,808 shares of common stock which is currently effective (we can sell an additional 267,302 shares under our current at-the-market equity program) and may remain available for us to use in the future.  Further, we have an additional at-the-market equity offering under which we may issue up to $50 million of common stock, which is currently effective and may remain available to us in the future.  We may seek to obtain working capital during our fiscal year 2019 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2018.  The accompanying October 31, 2018 consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of July 31, 2019, and results of operations and cash flows for the interim periods represented.  The results of operations for the nine months ended July 31, 2019 are not necessarily indicative of the results to be expected for the entire year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity.  The following table sets forth the changes in noncontrolling interest for the nine months ended July 31, 2019:

Balance at October 31, 2018	$(251,377)
Net loss attributable to noncontrolling interest	(148,030)
Balance at July 31, 2019	$(399,407)

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

Patents

Our only identifiable intangible assets are patents and patent rights related to our legacy patent licensing operations.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  No patent acquisition costs were capitalized during the nine months ended July 31, 2019 and 2018.  We recorded patent amortization expense of approximately $419,000 and $244,000 during the nine-month periods ended July 31, 2019 and 2018, respectively.  In evaluating the carrying amount of capitalized patents at January 31, 2019, we determined that based on estimated undiscounted future cash flows a write-down of the carrying amount of approximately $419,000, to a carrying value of approximately $168,000, should be recorded as of January 31, 2019. The carrying value of capitalized patents has been amortized to $-0- as of July 31, 2019. Our estimates of future cash flows were based on our most recent assessment of the market for potential licensees, as well as the status of ongoing negotiations with potential licensees. While we may be able to generate future cash flows from this patent portfolio, as of July 31, 2019, we cannot reasonably determine an estimate of any such future cash flows.

2.         SUBSEQUENT EVENT

            On August 21, 2019, the Company entered into a settlement agreement in connection with a putative shareholder derivative complaint filed in the Court of Chancery of the State of Delaware on November 5, 2018. See Note 9 to these condensed consolidation financial statements for additional information.  Management reviewed for subsequent events through the date of filing of this Quarterly Report on Form 10-Q and noted no other items requiring disclosure.

3.         STOCK BASED COMPENSATION AND WARRANTS

The Company maintains stock equity incentive plans under which the Company grants incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option).  We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $2,433,000 and $1,153,000 during the nine months ended July 31, 2019 and 2018, respectively, and approximately $784,000 and $702,000 during the three months ended July 31, 2019 and 2018, respectively.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  On May 8, 2018, we issued market condition options to purchase 1,500,000 shares of common stock, to our Chairman, President and Chief Executive Officer, vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months.  In October 2018, the first tranche of 500,000 shares of market condition options became exercisable upon achieving an average closing price above $5.00 per share for twenty consecutive trading days.  We recorded stock-based compensation expense related to market condition stock options granted to employees of approximately $376,000 and $2,446,000 during the nine months ended July 31, 2019 and 2018, respectively, and approximately $-0- and $2,446,000 during the three months ended July 31, 2019 and 2018, respectively.

On November 1, 2018 we adopted Accounting Standards Update 2018-07 (“ASU 2018-07”) for stock options granted to consultants.  Upon adoption of ASU 2018-07 we estimated the fair value of unvested service-based and performance-based stock options at the date of adoption, using the Black-Scholes pricing model.  Subsequent to adoption of ASU 2018-07, future grants to consultants are measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, consistent with our policy for grants to employees and directors.  In prior periods, in accordance with US GAAP, we estimated the fair value of service-based and performance-based stock options granted to consultants at each reporting period using the Black-Scholes pricing model.  We recognize the fair value of stock options granted to consultants as consulting expense over the requisite or implied service period of the grant.  We recorded stock-based consulting expense related to stock options granted to consultants of approximately $75,000 and $197,000 during the nine months ended July 31, 2019 and 2018, respectively, and approximately $25,000 and $49,000 during the three months ended July 31, 2019 and 2018, respectively.

Stock Option Activity

During the nine months ended July 31, 2019 and 2018, we granted options to purchase 10,000 shares and 3,897,000 shares of common stock, respectively,  to employees, directors and consultants, with exercise prices ranging from $2.30 to $3.84 per share, pursuant to the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the "2010 Share Plan”) and the Anixa Biosciences, Inc. 2018 Share Plan (the “2018 Share Plan”).    During the nine months ended July 31, 2019 and 2018, stock options to purchase 40,000 and 48,600 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $103,000 and $-0-, respectively.  Under certain circumstances, stock options may be exercised on a cashless basis.  During the nine months ended July 31, 2019 and 2018, -0- and 8,784 shares of common stock, respectively, were withheld in connection with cashless exercises of stock options.

Stock Option Plans

As of July 31, 2019, we have three stock option plans:  the Anixa Biosciences, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"), the 2010 Share Plan and the 2018 Share Plan, which were adopted by our Board of Directors on April 21, 2003, July 14, 2010 and January 25, 2018, respectively.  The 2018 Share Plan was approved by our shareholders on March 29, 2018.

2003 Plan

The 2003 Share Plan provided for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the nine months ended July 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding at October 31, 2018	12,000	$ 2.77
Exercised	(4,000)	$ 3.63
Options outstanding and exercisable at July 31, 2019	8,000	$ 2.34	$ 23,694

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of July 31, 2019:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 0.67 - $17.00	8,000	0.19	$ 2.34

Information regarding the 2003 Share Plan for the nine months ended July 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2017	30,600	$ 3.16
Exercised	(10,600)	$ 0.67
Forfeited	(8,000)	$ 7.04
Options outstanding and exercisable at July 31, 2018	12,000	$ 2.77	$ 13,054

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of July 31, 2018:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 0.67 - $17.00	12,000.99		$ 2.77

2010 Plan

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of July 31, 2019, the 2010 Share Plan had 889,200 shares available for future grants.  Information regarding the 2010 Share Plan for the nine months ended July 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2018	2,131,868	$ 2.11
Granted	10,000	$ 3.64
Exercised	(32,000)	$ 2.27
Forfeited	(99,200)	$ 3.78
Options outstanding at July 31, 2019	2,010,668	$ 2.03	$ 5,422,886
Options exercisable at July 31, 2019	1,639,556	$ 1.92	$ 4,609,165

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of July 31, 2019:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

Range of Exercise Prices

$ 0.67	938,000	5.94	$ 0.67	799,388	5.59	$ 0.67
$ 2.27 -$ 3.01	600,134	3.81	$ 2.58	600,134	3.81	$ 2.58
$ 3.46 -$ 5.75	472,534	8.51	$ 4.05	240,034	8.19	$ 4.43

Information regarding the 2010 Share Plan for the nine months ended July 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2017	1,637,246	$ 1.50
Granted	475,000	$ 3.22
Exercised	(38,000)	$ 0.67
Forfeited	(49,800)	$ 2.15
Options outstanding at July 31, 2018	2,024,446	$ 1.90	$ 2,965,764
Options exercisable at July 31, 2018	1,284,190	$ 1.73	$ 2,108,817

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of July 31, 2018:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

Range of Exercise Prices

$ 0.67	943,000	6.94	$ 0.67	653,142	6.18	$ 0.67
$ 2.27 -$ 3.01	729,712	5.21	$ 2.61	579,314	5.28	$ 2.60
$ 3.46 -$ 7.00	351,734	8.74	$ 3.73	51,734	1.46	$ 5.27

            2018 Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of July 31, 2019, the 2018 Share Plan had 2,008,000 shares available for future grants.  Information regarding options outstanding under the 2018 Share Plan for the nine months ended July 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2018	3,482,000	$ 3.73
Exercised	(4,000)	$ 3.84
Forfeited	(8,000)	$ 3.84
Options outstanding at July 31, 2019	3,470,000	$ 3.73	$ 3,337,300
Options exercisable at July 31, 2019	1,321,111	$ 3.73	$ 1,273,443

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of July 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 3.70 -$ 4.61	3,470,000	8.78	$ 3.73	1,321,111	8.77	$ 3.73

Information regarding the 2018 Share Plan for the nine months ended July 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2017	-0-
Granted	3,422,000	$ 3.71
Options outstanding at July 31, 2018	3,422,000	$ 3.71	$ -0-
Options exercisable at July 31, 2018	167,779	$ 3.73	$ -0-

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of July 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 3.70 -$ 3.84	3,422,000	9.77	$ 3.71	167,779	9.76	$ 3.73

Outside of Share Plans

In addition to options granted under the 2003 Share Plan, the 2010 Share Plan and the 2018 Share Plan, the Board of Directors approved the grant of stock options to purchase 1,780,000 shares to employees and directors outside of Share Plans.  Information regarding stock options outstanding that were granted outside of Share Plans for the nine months ended July 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2018	1,780,000	$1.58
Options outstanding and exercisable at July 31, 2019	1,780,000	$1.58	$ 5,583,900

The following table summarizes information about stock options outstanding and exercisable that were granted outside of Share Plans as of July 31, 2019:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 0.67	1,046,000	3.05	$ 0.67
$ 2.58-$ 5.56	734,000	2.59	$ 2.88

Information regarding stock options outstanding that were granted outside of Share Plans for the nine months ended July 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding at October 31, 2017	1,780,000	$ 1.58
Options outstanding and exercisable at July 31, 2018	1,780,000	$ 1.58	$ 3,206,700

The following table summarizes information about stock options outstanding and exercisable that were granted outside of Share Plans as of July 31, 2018:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 0.67	1,046,000	4.05	$ 0.67
$ 2.58-$ 5.56	734,000	3.59	$ 2.88

Stock Awards

For stock awards granted to employees, directors and consultants that vest upon grant we recognize expense at the date of grant based on the grant date market price of the underlying common stock.  During the nine months ended July 31, 2018, we issued 5,347 shares of common stock that vested upon grant to consultants for services rendered.  We recorded consulting expense for the shares of common stock issued to consultants of approximately $15,000 for the nine months ended July 31, 2018 and $-0- for the three months ended July 31, 2018.  We did not grant any stock awards that vested upon grant during the nine months ended July 31, 2019.

On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted under the 2018 Share Plan to our Chairman, President and Chief Executive Officer.  The restricted stock award vests in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021.   For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  We recorded stock-based compensation expense related to the restricted stock award of approximately $1,954,000 and $1,374,000 during the nine months ended July 31, 2019 and 2018, respectively, and $-0- and approximately $1,374,000 during the three months ended July 31, 2019 and 2018, respectively.

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower.  The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018.  During the nine months ended July 31, 2019, employees purchased 5,411 shares at a purchase price of $3.43 per share pursuant to the plan.

Warrants

During the nine months ended July 31, 2019 we issued a warrant, expiring on November 1, 2023, to purchase 25,000 shares of common stock at $4.04 per share, vesting over 12 months, to a consultant for investor relations services.  We recorded consulting expense of approximately $64,000 during the nine months ended July 31, 2019 and approximately $21,000 during the three months ended July 31, 2019, based on the fair value of the warrant recognized on a straight-line basis over the vesting period.

In July 2018 we issued a warrant exercisable at $3.65 per share vested upon grant to purchase 25,000 shares of common stock to a consultant for investor relations services.  We recorded consulting expense of approximately $57,000 during the three months ended July 31, 2018, based on the fair value of the warrant.  This warrant was exercised in October 2018.

As of July 31, 2019, we also had warrants outstanding to purchase 10,000 shares and 10,000 shares of common stock at $9.25 and $13.875 per share, respectively, expiring on August 19, 2019 and warrants to purchase 500,000 shares of common stock at $5.03 per share expiring on November 30, 2021.

4.         FAIR VALUE MEASUREMENTS

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of July 31, 2019:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$3,370,661	$-	$-	$3,370,661
Certificates of deposit – Cash and cash equivalents	-	750,000	-	750,000
Short-term investments	-	2,100,000	-	2,100,000
Total financial assets	$3,370,661	$2,850,000	$-	$6,220,661

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2018:

	Level 1	Level 2	Level 3	Total
Money market funds – Cash and cash equivalents	$2,031,331	$-	$-	$2,031,331
Certificates of deposit – Cash and cash equivalents	-	750,000	-	750,000
Short-term investments	-	2,000,000	-	2,000,000
Total financial assets	$2,031,331	$2,750,000	$-	$4,781,331

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

5.         ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	July 31, 2019	October 31, 2018
Payroll and related expenses	$64,627	$62,965
Accrued royalty and contingent legal fees	449,691	366,670
Accrued collaborative research and license expenses	351,994	187,500
Accrued other	9,459	65,964
	$875,771	$683,099

6.         NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the nine and three months ended July 31, 2019 and 2018, were stock options to purchase 7,268,668 and 7,238,446 shares, respectively, and warrants to purchase 545,000 and 854,400 shares, respectively.

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

8.         INCOME TAXES

We file Federal, New York and California state income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1999.  We account for interest and penalties related to income tax matters, if any, in general and administrative expenses.  There are no unrecognized income tax benefits as of July 31, 2019 and October 31, 2018.

We recognize deferred tax assets and liabilities for the estimated future tax effects of events that have been recognized in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have substantial net operating loss carryforwards for Federal, New York State and California income tax returns. These net operating loss carryforwards could be subject to limitations under Internal Revenue Code section 382. Management has not performed an analysis of the potential limitations. We have provided a full valuation allowance against our deferred tax asset due to our historical pre-tax losses and the uncertainty regarding the realizability of these deferred tax assets.

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

On November 5, 2018, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al., C.A. No. 2018-0804-KSJM (the “Derivative Action”), that alleged claims for breach of fiduciary duty and unjust enrichment.  The Derivative Action named as defendants certain of the Company’s current and former officers and directors (the “Individual Defendants”), and the Company was named solely as a nominal defendant.  On August 21, 2019, the Company entered into a settlement pursuant to which the Company agreed to certain changes in its corporate governance policies and to reprice certain stock options that were repriced on September 6, 2017 to $0.67 to the option price immediately prior to that repricing.  The Company also agreed to pay certain legal fees, with such fees to be paid from the Company’s D&O insurance.  As a result of this settlement, all of the claims asserted in the Derivative Action will be dismissed.  The Individual Defendants have denied, and continue to deny, any and all allegations of wrongdoing or liability asserted in the Derivative Action.  The Individual Defendants have further asserted, and continue to assert, that at all relevant times, they acted in good faith and in a manner that they reasonably believed to be in the best interests of the Company and its stockholders.  The Individual Defendants have entered into the settlement solely to eliminate the uncertainty, distraction, disruption, burden, risk, and expense of further litigation.

10.         SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on the management approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in three reportable segments, each with different operating and potential revenue generating characteristics: (i) Cancer Diagnostics, (ii) Cancer Therapeutics and (iii) our legacy patent licensing activities.  The following represents selected financial information for our segments for the nine and three months ended July 31, 2019 and 2018 and as of July 31, 2019 and October 31, 2018:

	For the Nine Months Ended July 31,

	2019	2018
Net loss:
Cancer Diagnostics	$(4,024,785)	$(3,783,854)
Cancer Therapeutics	(4,807,668)	(4,583,070)
Patent licensing	(875,138)	(484,640)
Total	$(9,707,591)	$(8,851,564)

Operating costs and expenses excluding non-cash share based compensation expense:
Cancer Diagnostics	$1,953,760	$1,692,865
Cancer Therapeutics	2,084,694	1,807,515
Patent licensing	1,070,408	1,266,448
Total	$5,108,862	$4,766,828

Operating costs and expenses excluding non-cash share based compensation expense	$5,108,862	$4,766,828
Plus non-cash share-based compensation expense	4,902,512	5,227,016
Total operating costs and expenses	$10,011,374	$9,993,844

	For the Three Months Ended July 31,
	2019	2018
Net loss:
Cancer Diagnostics	$(917,363)	$(2,359,568)
Cancer Therapeutics	(1,203,468)	(2,901,708)
Patent licensing	(45,217)	(332,300)
Total	$(2,166,048)	$(5,593,576)

Operating costs and expenses excluding non-cash share based compensation expense:
Cancer Diagnostics	$507,356	$569,512
Cancer Therapeutics	801,704	359,006
Patent licensing	44,454	411,453
Total	$1,353,514	$1,339,971

Operating costs and expenses excluding non-cash share based compensation expense	$1,353,514	$1,339,971
Plus non-cash share-based compensation expense	830,898	4,628,333
Total operating costs and expenses	$2,184,412	$5,968,304

	July 31, 2019	October 31, 2018

Total assets:
Cancer Diagnostics	$3,201,233	$2,545,803
Cancer Therapeutics	3,279,496	2,157,359
Patent licensing	361,977	1,745,380
Total	$6,842,706	$6,448,542

Operating costs and expenses excluding non-cash share-based compensation expense is the measurement the chief operating decision-maker uses in managing the enterprise.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

We discuss the description of our business in the Notes to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Nine months ended July 31, 2019 compared with nine months ended July 31, 2018

Revenue

For the nine months ended July 31, 2019, we recorded revenue of $250,000 from one license agreement.  For the nine months ended July 31, 2018, we recorded revenue of $1,112,500 from two license agreements.  These license agreements each provided for a one-time, non-recurring, lump sum payment in exchange for non-exclusive retroactive and future licenses, and covenants not to sue.  Pursuant to the terms of these agreements, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services.  Accordingly, the earnings process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreement.  As discussed in Note 1 to our consolidated financial statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations or revenue.

Inventor Royalties, Contingent Legal Fees and Litigation and Licensing Expenses Related to Patent Assertion

Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities decreased by approximately $601,000 to approximately $166,000 in the nine months ended July 31, 2019, compared to approximately $767,000 in the comparable prior year.  The decrease was primarily due to the decrease in related revenues.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents increased by approximately $175,000 to approximately $419,000 in the nine months ended July 31, 2019, from approximately $244,000 in the nine months ended July 31, 2018.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  The increase in amortization of patents was due to a reduction in the estimated economic useful life of capitalized patents.

Research and Development Expenses

Research and development expenses are related to the development of our cancer diagnostics and therapeutics programs and increased by approximately $222,000 to approximately $4,602,000 in the nine months ended July 31, 2019, from approximately $4,380,000 in the nine months ended July 31, 2018.  The increase in research and development expenses was primarily due to an increase in employee stock award compensation expense of approximately $481,000, an increase in outside research and development expense, excluding license expense, primarily related to Certainty's collaboration agreement with Moffitt and Anixa Diagnostics' agreement with our development partner, ResearchDx, of approximately $356,000 and an increase in employee compensation and related costs, other than equity-based compensation, of approximately $95,000, offset by a decrease of approximately $562,000 in employee stock option compensation expense and a decrease in license fees of approximately $190,000. License fees in fiscal year 2019 are related to our license with Cleveland Clinic. License fees in fiscal year 2018 are related to our license with Wistar.

General and Administrative Expenses

General and administrative expenses decreased by approximately $198,000 to approximately $4,405,000 in the nine months ended July 31, 2019, from approximately $4,603,000 in the nine months ended July 31, 2018. The decrease in general and administrative expenses was principally due to a decrease in employee stock option compensation expense of approximately $228,000, a decrease in consultant stock option expense of approximately $105,000 and a decrease in investor and public relations expense of approximately $86,000, offset by a patent expense reimbursement to Cleveland Clinic of approximately $164,000 and an increase in employee stock award compensation expense of approximately $99,000.

Impairment in Carrying Amount of Patent Assets

The impairment in carrying amount of patent assets related to our legacy patent licensing activities of approximately $419,000 in the nine months ended July 31, 2019 resulted from the write down of the value of our patent assets to the estimated undiscounted future cash flows we anticipated receiving from the patent assets as of January 31, 2019 of approximately $168,000.  Our estimates of future cash flows were based on our most recent assessment of the market for potential licensees, as well as the status of ongoing negotiations with potential licensees.

Interest Income

Interest income increased by approximately $24,000 to approximately $54,000 in the nine months ended July 31, 2019, from approximately $30,000 in the comparable prior year period as a result of greater amounts of cash, cash equivalents and short-term investments in certificates of deposit.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, decreased by approximately $10,000 to approximately $148,000 in the nine months ended July 31, 2019, from approximately $158,000 in the nine months ended July 31, 2018, as Certainty’s net loss decreased.  The decrease in Certainty’s net loss was primarily due to decreases in employee stock option compensation expense and employee stock award compensation expense.

Three months ended July 31, 2019 compared with three months ended July 31, 2018

Revenue

We had no revenue during the three months ended July 31, 2019.  For the three months ended July 31, 2018, we recorded revenue of $362,500 from one license agreement.  The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for non-exclusive retroactive and future licenses, and covenants not to sue.  Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services.  Accordingly, the earnings process from these licenses was complete and 100% of the revenue was recognized upon execution of the license agreement.  As discussed in Note 1 to our consolidated financial statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations or revenue.

Inventor Royalties, Contingent Legal Fees and Litigation and Licensing Expenses Related to Patent Assertion

We had no inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities during the three months ended July 31, 2019, compared to approximately $241,000 in the comparable prior year.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents decreased by approximately $39,000 to approximately $42,000 in the three months ended July 31, 2019, from approximately $81,000 in the three months ended July 31, 2018.   We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  The decrease in amortization of patents was due to a reduction in the carrying value of the patents.

Research and Development Expenses

Research and development expenses are related to the development of our cancer diagnostics and therapeutics programs and decreased by approximately $1,856,000 to approximately $1,086,000 in the three months ended July 31, 2019, from approximately $2,942,000 in the three months ended July 31, 2018.  The decrease in research and development expenses was primarily due to a decrease in employee stock option compensation expense of approximately $1,384,000 and a decrease in employee stock award compensation expense of approximately $769,000, offset by an increase in outside research and development expense, excluding license expense, primarily related to Certainty's collaboration agreement with Moffitt and Anixa Diagnostics' agreement with our development partner, ResearchDx, of approximately $149,000 and approximately $100,000 of license fees paid to Cleveland Clinic.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1,647,000 to approximately $1,057,000 in the three months ended July 31, 2019, from approximately $2,704,000 in the three months ended July 31, 2018. The decrease in general and administrative expenses was principally due to a decrease in employee stock option compensation expense of approximately $980,000, a decrease in employee stock award compensation expense of approximately $605,000, a decrease in legal and accounting fees of approximately $147,000 primarily related to a putative shareholder derivative complaint (see Note 9 to our condensed consolidated financial statements) and a decrease in investor and public relations expense of approximately $102,000, offset by a patent expense reimbursement to Cleveland Clinic of approximately $164,000.

Interest Income

Interest income increased by approximately $6,000 to approximately $18,000 in the three months ended July 31, 2019, from approximately $12,000 in the comparable prior year period as a result of greater amounts of cash, cash equivalents and short-term investments in certificates of deposit.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, decreased by approximately $91,000 to approximately $26,000 in the three months ended July 31, 2019, from approximately $117,000 in the three months ended July 31, 2018, as Certainty’s net loss decreased.  The decrease in Certainty’s net loss was primarily due to decreases in employee stock option compensation expense and employee stock award compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of September 5, 2019, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital.  During the nine months ended July 31, 2019, we raised approximately $4,900,000 through our at-the-market equity offering of 1,208,808 shares of common stock which is currently effective (we can sell an additional 267,302 shares under our current at-the-market equity program) and may remain available for us to use in the future.  Further, we have an additional at-the-market equity offering under which we may issue up to $50 million of common stock, which is currently effective and may remain available to us in the future.  We may seek to obtain working capital during our fiscal year 2019 or thereafter through sales of our equity securities (including through the commencement of another at-the-market equity offering) or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.  Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities.  We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations

During the nine months ended July 31, 2019, cash used in operating activities was approximately $3,404,000.  Cash used in investing activities was approximately $275,000, resulting from the purchase of certificates of deposit totaling $2,350,000 and the purchase of property and equipment of approximately $175,000, which was offset by the proceeds on maturities of certificates of deposit totaling $2,250,000.  Cash provided by financing activities was approximately $5,021,000, resulting from the sale of 1,208,808 shares of common stock in our at-the-market equity offering over the past nine months of approximately $4,900,000 (which is ongoing), the proceeds from sale of common stock pursuant to employee stock purchase plan of approximately $19,000 and the proceeds from exercise of stock options of approximately $103,000.  As a result, our cash, cash equivalents, and short-term investments at July 31, 2019 increased approximately $1,441,000 to approximately $6,497,000 from approximately $5,056,000 at the end of fiscal year 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of July 31, 2019, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the third quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 5, 2018, a putative shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Howland v. Kumar et al., C.A. No. 2018-0804-KSJM (the “Derivative Action”), that alleged claims for breach of fiduciary duty and unjust enrichment.  The Derivative Action named as defendants certain of the Company’s current and former officers and directors (the “Individual Defendants”), and the Company was named solely as a nominal defendant.  On August 21, 2019, the Company entered into a settlement pursuant to which the Company agreed to certain changes in its corporate governance policies and to reprice certain stock options that were repriced on September 6, 2017 to $0.67 to the option price immediately prior to that repricing.  The Company also agreed to pay certain legal fees, with such fees to be paid from the Company’s D&O insurance.  As a result of this settlement, all of the claims asserted in the Derivative Action will be dismissed.  The Individual Defendants have denied, and continue to deny, any and all allegations of wrongdoing or liability asserted in the Derivative Action.  The Individual Defendants have further asserted, and continue to assert, that at all relevant times, they acted in good faith and in a manner that they reasonably believed to be in the best interests of the Company and its stockholders.  The Individual Defendants have entered into the settlement solely to eliminate the uncertainty, distraction, disruption, burden, risk, and expense of further litigation.

Item 1A.   Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.   None.

Item 3.      Defaults Upon Senior Securities.  None.

Item 4.      Mine Safety Disclosures.  Not Applicable.

Item 5.      Other Information. None.

Item 6.      Exhibits.

10.1     Exclusive License Agreement, dated July 8, 2019, between Anixa Biosciences, Inc. and The Cleveland Clinic Foundation.  (Filed herewith.)
(Certain information has been redacted in the marked portions of the exhibit.)

10.2     Amendment 1 to the Collaboration Agreement between Certainty Therapeutics, Inc. and H. Lee Moffitt Cancer Center and Research Institute, Inc.  (Filed herewith.)

31.1     Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 6, 2019.

31.2     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 6, 2019.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 6, 2019.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated September 6, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

By:/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and
Chief Executive Officer
September 6, 2019	(Principal Executive Officer)

By:/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
September 6, 2019	Accounting Officer)