Form 10-K/A
period 2019-10-31
Anixa Biosciences Inc
filed 2020-01-10
CIK 715446

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

Holders

As of January 8, 2020, the approximate number of record holders of our common stock was 337 and the closing price of our common stock was $3.00 per share.

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

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

(a)(1)(2) Financial Statement Schedules

See accompanying “Index to Consolidated Financial Statements.”

(b)       Exhibits

3.1	Certificate of Incorporation, as amended. (Incorporated by reference to Form 10-Q for the fiscal quarter ended July 31, 1992 and Form S-3, dated February 11, 2014.)
3.2	Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to our Form 10-K for the fiscal year ended October 31, 2013.)
3.3	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 4, 2014.)
3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated September 10, 2014.)
3.5	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated June 25, 2015.)
3.6	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended April 30, 2018.)
3.7	Certificate of Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Form 8-K, dated October 1, 2018.)
3.8	Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.8 to our Form 10-K, dated January 9, 2020)
4.1	Form of Warrant issued to Adaptive Capital LLC. (Incorporated by reference to Exhibit 4.2 to our Form 10-K, dated December 7, 2016.).
10.1	2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4 to our Form S-8 dated May 5, 2003.)
10.2	Amendment No. 1 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(e) to our Form S-8 dated November 9, 2004.)
10.3	Amendment No. 2 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)
10.4	Amendment No. 3 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.)

10.5	Amendment No. 4 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated September 21, 2007.)
10.6	Amendment No. 5 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 4(g) to our Form S-8 dated January 21, 2009.)
10.7	Amendment No. 6 to the 2003 Share Incentive Plan. (Incorporated by reference to Exhibit 10.5 to our Form 8-K, dated July 20, 2010.)
10.8	2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 20, 2010.)
10.9	Amendment No. 1 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated July 7, 2011.)
10.10	Amendment No. 2 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 5, 2012.)
10.11	Amendment No. 3 to the 2010 Share Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended January 31, 2014.)
10.12	2018 Share Incentive Plan. (Incorporated by reference to Exhibit 4.13 to our Form S-8 dated October 1, 2018.)
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

21	Subsidiaries of Anixa Biosciences, Inc. (Incorporated by reference to Exhibit 21 to our Form 10-K, dated January 9, 2020)

23.1	Consent of Haskell & White LLP. (Filed herewith.)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 10, 2020. (Filed herewith.)
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 10, 2020. (Filed herewith.)
32.1	Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 10, 2020. (Filed herewith.)
32.2	Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated January 10, 2020. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anixa Biosciences, Inc.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board, President and
January 10, 2020		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	By:	/s/ Amit Kumar
Dr. Amit Kumar
Chairman of the Board, President and
Chief Executive Officer
January 10, 2020		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and
Chief Financial Officer
(Principal Financial
January 10, 2020		and Accounting Officer)

	By:	/s/ Lewis H. Titterton, Jr.
Lewis H. Titterton, Jr.
January 10, 2020		Director

	By:	/s/ Arnold Baskies
Dr. Arnold Baskies
January 10, 2020		Director

	By:	/s/ David Cavalier
David Cavalier
January 10, 2020		Director

	By:	/s/ Emily Gottschalk
Emily Gottschalk
January 10, 2020		Director

	By:	/s/ John Monahan
Dr. John Monahan
January 10, 2020		Director

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

Irvine, California
January 10, 2020

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