Form 10-Q
period 2020-01-31
Anixa Biosciences Inc
filed 2020-03-09
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

On March 9, 2020 the registrant had outstanding 21,007,077 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,821,882	$3,491,625
Short-term investments in certificates of deposit	2,870,000	2,350,000
Receivables	22,311	66,527
Prepaid expenses and other current assets	154,490	184,972
Total current assets	5,868,683	6,093,124

Property and equipment, net of accumulated depreciation of $110,013 and $95,015, respectively	201,361	200,569
Operating lease right-of-use asset	93,907	-
Total assets	$6,163,951	$6,293,693

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$367,098	$585,817
Accrued expenses	705,034	895,498
Operating lease liability	53,384	-
Total current liabilities	1,125,516	1,481,315

Operating lease liability non-current	40,835	-
Total liabilities	1,166,351	1,481,315

Commitments and contingencies (Note 9)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 48,000,000 shares authorized; 20,841,309 and 20,331,754 shares issued and outstanding, respectively	208,413	203,317
Additional paid-in capital	189,646,000	186,849,299
Accumulated deficit	(184,409,806)	(181,817,263)
Total shareholders’ equity	5,444,607	5,235,353
Noncontrolling interest (Note 1)	(447,007)	(422,975)
Total equity	4,997,600	4,812,378
Total liabilities and equity	$6,163,951	$6,293,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended January 31,

	2020	2019
Revenue	$-	$-

Operating costs and expenses:
Amortization of patents	-	251,250
Research and development expenses (including non-cash share-based compensation expenses of $397,523 and $1,573,779, respectively)	1,490,588	2,247,272
General and administrative expenses (including non-cash share-based compensation expenses of $623,811 and $1,176,385, respectively)	1,139,281	2,066,456
Impairment in carrying amount of patent asset	-	418,750
Total operating costs and expenses	2,629,869	4,983,728

Loss from operations	(2,629,869)	(4,983,728)

Interest income	13,294	17,119

Loss before income taxes	(2,616,575)	(4,966,609)

Provision for income taxes	-	-

Net loss	(2,616,575)	(4,966,609)

Less: Net loss attributable to noncontrolling interest	(24,032)	(84,768)

Net loss attributable to common shareholders	$(2,592,543)	$(4,881,841)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.13)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	20,703,882	19,170,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JANUARY 31, 2020 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, October 31, 2019	20,331,754	$203,317	$186,849,299	$(181,817,263)	$5,235,353	$(422,975)	$4,812,378

Stock option compensation to employees and directors	-	-	963,880	-	963,880	-	963,880

Stock options issued to consultants	-	-	57,454	-	57,454	-	57,454

Common stock issued upon exercise of stock options	18,900	189	28,291	-	28,480	-	28,480

Common stock issued in at-the-market offering, net of offering expenses of $100,972	490,655	4,907	1,747,076	-	1,751,983	-	1,751,983

Net loss	-	-	-	(2,592,543)	(2,592,543)	(24,032)	(2,616,575)

Balance, January 31, 2020	20,841,309	$208,413	$189,646,000	$(184,409,806)	$5,444,607	$(447,007)	$4,997,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JANUARY 31, 2019 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, October 31, 2018	18,908,632	$189,086	$175,415,931	$(170,170,209)	$5,434,808	$(251,377)	$5,183,431

Stock option compensation to employees and directors	-	-	1,219,560	-	1,219,560	-	1,219,560

Stock options and warrants issued to consultants	-	-	46,219	-	46,219	-	46,219

Common stock issued upon exercise of stock options	10,000	100	22,600	-	22,700	-	22,700

Restricted stock award compensation to employee pursuant to stock incentive plan	-	-	1,484,385	-	1,484,385	-	1,484,385

Common stock issued in at-the-market offering, net of offering expenses of $67,161	551,603	5,516	2,148,068	-	2,153,584	-	2,153,584

Net loss	-	-	-	(4,881,841)	(4,881,841)	(84,768)	(4,966,609)

Balance, January 31, 2019	19,470,235	$194,702	$180,336,763	$(175,052,050)	$5,479,415	$(336,145)	$5,143,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended January 31,

2020		2019
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(2,616,575)	$(4,966,609)
Stock option compensation to employees and directors	963,880	1,219,560
Stock options and warrants issued to consultants	57,454	46,219
Restricted stock award compensation to employee pursuant to stock incentive plan	-	1,484,385
Depreciation of property and equipment	14,998	6,130
Amortization of operating lease right-to-use asset, net of lease payments	312	-
Amortization of patents	-	251,250
Impairment in carrying amount of patent assets	-	418,750
Change in operating assets and liabilities:
Receivables	44,216	203,897
Prepaid expenses and other current assets	30,482	(55,086)
Accounts payable	(218,719)	30,928
Accrued expenses	(190,464)	31,040
Net cash used in operating activities	(1,914,416)	(1,329,536)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(1,870,000)	-
Proceeds from maturities of short-term investments in certificates of deposit	1,350,000	250,000
Purchase of property and equipment	(15,790)	-
Net cash (used in) provided by investing activities	(535,790)	250,000

Cash flows from financing activities:
Net proceeds from sale of common stock in at-the-market offering	1,751,983	2,153,584
Proceeds from exercise of stock options	28,480	22,700
Net cash provided by financing activities	1,780,463	2,176,284

Net (decrease) increase in cash and cash equivalents	(669,743)	1,096,748
Cash and cash equivalents at beginning of period	3,491,625	3,055,890
Cash and cash equivalents at end of period	$2,821,882	$4,152,638

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-to-use asset	$(106,221)	$-
Operating lease liability	$106,299	$-

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

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) related to certain breast cancer vaccine technology developed at Cleveland Clinic.  We are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against contracting breast cancer, focused specifically on TNBC, the most lethal form of the disease.  A specific protein, alpha-lactalbumin, has been identified that is only present during lactation in healthy women, but reappears in many forms of breast cancer, especially TNBC.  Studies have shown that vaccinating against this protein prevents breast cancer in mice.  We are working with researchers at Cleveland Clinic to advance this vaccine toward human clinical testing, and we are in the process of testing the clinical grade materials and upon completion we will be prepared to file an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”).  We anticipate filing the IND mid-year of 2020.  The IND application, after review and approval by the FDA, will enable us to begin testing our vaccine in human subjects.

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

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing its CER-T technology for treating ovarian cancer.  Clinical grade materials are currently being manufactured and upon completion will undergo extensive testing.  Once the materials have been successfully tested, we will be prepared to submit an IND application with the FDA.  We anticipate filing the IND by the end of 2020.  The IND application, after review and approval by the FDA, will enable us to begin testing our therapy in ovarian cancer patients.

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

Funding and Management’s Plans

Based on currently available information as of March 9, 2020, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months.  We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital.  During the three months ended January 31, 2020, we raised approximately $1,752,000, net of expenses, through the sale of 490,655 shares of common stock in our at-the-market equity offerings. We raised approximately $427,000, net of expenses, through the sale of 112,238 shares of common stock in an at-the market equity offering which expired in November 2019 and approximately $1,325,000, net of expenses, through the sale of 378,417 shares of common stock in an at-the-market equity offering under which we may issue up to $50 million of common stock.   Under our current at-the-market equity program which is currently effective and may remain available for us to use in the future, we may sell an additional approximately $48,587,000 of common stock.  We may seek to obtain working capital during our fiscal year 2020 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2019.  The accompanying October 31, 2019 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP.  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of January 31, 2020, and results of operations and cash flows for the interim periods represented.  The results of operations for the three months ended January 31, 2020 are not necessarily indicative of the results to be expected for the entire year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity.  The following table sets forth the changes in noncontrolling interest for the three months ended January 31, 2020:

Balance October 31, 2019	$(422,975)
Net loss attributable to noncontrolling interest	(24,032)
Balance January 31, 2020	$(447,007)

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

2.         STOCK BASED COMPENSATION

The Company maintains equity incentive plans under which the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is recognized as an expense on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years.  We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $964,000 and $844,000 during the three months ended January 31, 2020 and 2019, respectively.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  On May 8, 2018, we issued market condition options to purchase 1,500,000 shares of common stock, to our Chairman, President and Chief Executive Officer, vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months.  In October 2018, the first tranche of 500,000 shares of market condition options became exercisable upon achieving an average closing price above $5.00 per share for twenty consecutive trading days.  We recorded stock-based compensation expense related to market condition stock options granted to employees and directors of approximately $376,000 during the three months ended January 31, 2019.   We did not have stock-based compensation expense related to market condition stock options during the three months ended January 31, 2020.

On November 1, 2018 we adopted Accounting Standards Update 2018-07 (“ASU 2018-07”) for stock options granted to consultants.  Upon adoption of ASU 2018-07 we estimated the fair value of unvested service-based and performance-based stock options at the date of adoption, using the Black-Scholes pricing model.  Subsequent to adoption of ASU 2018-07, future grants to consultants will be measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, consistent with our policy for grants to employees and directors.  In prior periods we estimated the fair value of service-based and performance-based stock options granted to consultants at each reporting period using the Black-Scholes pricing model.  We recognize the fair value of stock options granted to consultants as consulting expense over the requisite or implied service period of the grant.  We recorded stock-based consulting expense related to stock options granted to consultants of approximately $57,000 and $25,000 during the three months ended January 31, 2020 and 2019, respectively.

Stock Option Activity

During the three months ended January 31, 2020, we granted options to purchase 800,000 shares of common stock to employees and consultants with  exercise prices ranging from $3.84 to $4.04 per share pursuant to the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the "2018 Share Plan”).  We did not grant any options during the three months ended January 31, 2019.  During the three months ended January 31, 2020 and 2019, stock options to purchase 18,900 and 10,000 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $28,000 and $23,000, respectively.

Stock Option Plans

As of January 31, 2020, we have three stock option plans:  the Anixa Biosciences, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"), the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the "2010 Share Plan”) and the 2018 Share Plan, which were adopted by our Board of Directors on April 21, 2003, July 14, 2010 and January 25, 2018, respectively.  The 2018 Share Plan was approved by our shareholders on March 29, 2018.

2003 Plan

During the three months ended January 31, 2020, the remaining outstanding options granted under the 2003 Share Plan expired.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the three months ended January 31, 2020 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2019	400	$ 17.00
Expired	(400)
Options Outstanding and exercisable at January 31, 2020	-0-	$ -0-	$ -0-

Information regarding the 2003 Share Plan for the three months ended January 31, 2019 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2018	12,000	$ 2.77
Options Outstanding and exercisable at January 31, 2019	12,000	$ 2.77	$ 33,058

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of January 31, 2019:

		Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding and Exercisable

$ 0.67 - $17.00	12,000	0.49	$ 2.77

2010 Plan

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of January 31, 2020, the 2010 Share Plan had 800,000 shares available for future grants.  Information regarding the 2010 Share Plan for the three months ended January 31, 2020 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2019	1,998,668	$ 2.80
Exercised	(18,900)	$ 1.51
Forfeited	(5,534)	$ 2.58
Options Outstanding at January 31, 2020	1,974,234	$ 2.81	$ 1,810,395
Options Exercisable at January 31, 2020	1,721,734	$ 2.86	$ 1,542,195

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2020:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
					Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.67 - $2.30	561,500	6.28	$1.56	464,000	6.03	$1.69
$2.58 - $3.13	878,200	3.43	$2.79	878,200	3.97	$2.79
$3.46 - $5.75	534,534	7.94	$4.16	379,534	7.76	$4.45

Information regarding the 2010 Share Plan for the three months ended January31, 2019 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2018	2,131,868	$ 2.11
Exercised	(10,000)	$ 2.27
Options Outstanding at January 31, 2019	2,121,868	$ 2.11	$ 6,454,772
Options Exercisable at January 31, 2019	1,513,119	$ 1.84	$ 5,014,151

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of January 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
					Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.67	938,000	6.44	$0.67	744,251	5.94	$0.67
$ 2.27 -$ 3.01	697,134	3.97	$2.62	622,134	4.32	$2.57
$ 3.46 -$ 7.00	486,734	8.64	$4.16	146,734	6.55	$4.66

            2018 Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of January 31, 2020, the 2018 Share Plan had 2,000,000 shares available for future grants.  Information regarding options outstanding under the 2018 Share Plan for the three months ended January 31, 2020 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2019	3,935,500	$ 3.74
Granted	800,000	$ 3.85
Options Outstanding at January 31, 2020	4,735,000	$ 3.76	$ -0-
Options Exercisable at January 31, 2020	1,798,616	$ 3.74	$ -0-

The following table summarizes information about stock options outstanding under the 2018 Share Plan as of January 31, 2020:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
					Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$3.70	3,100,000	8.27	$3.70	1,433,334	8.27	$3.70
$ 3.84 - $4.61	1,635,000	9.17	$3.88	365,282	8.32	$3.92

Information regarding options outstanding under the 2018 Share Plan for the three months ended January 31, 2019 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2018	3,482,000	$ 3.73
Options Outstanding at January 31, 2019	3,482,000	$ 3.73	$ 4,879,580
Options Exercisable at January 31, 2019	992,780	$ 3.72	$ 1,401,552

The following table summarizes information about stock options outstanding under the 2018 Share Plan as of January 31, 2019:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life (in years)
Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$ 3.70 - $4.61	3,482,000	9.27	$3.73	992,780	9.27	$ 3.72

            Outside of Share Plans

In addition to options granted under the 2003 Share Plan, the 2010 Share Plan and the 2018 Share Plan, the Board of Directors approved the grant of stock options to purchase  shares of common stock to employees and directors.  Information regarding stock options outstanding that were not granted under the 2003 Share Plan, the 2010 Share Plan or the 2018 Share Plan for the three months ended January 31, 2020 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2019	1,698,000	$ 2.58
Options Outstanding and exercisable at January 31, 2020	1,698,000	$ 2.58	$ 1,655,550

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan, the 2010 Share Plan or the 2018 Plan as of January 31, 2020:

		Weighted Average Remaining Contractual Life (in years)
	Number Outstanding and Exercisable		Weighted Average Exercise Price
Range of Exercise Prices

$2.58	1,698,000	2.50	$ 2.58

Information regarding stock options outstanding that were not granted under the 2003 Plan, 2010 Plan or the 2018 Plan for the three months ended January 31, 2019 is as follows:

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

The following table summarizes information about stock options outstanding and exercisable that were not granted under the 2003 Share Plan, the 2010 Share Plan or the 2018 Plan as of January 31, 2019:

		Weighted Average Remaining Contractual Life (in years)
	Number Outstanding and Exercisable		Weighted Average Exercise Price
Range of Exercise Prices

$0.67	1,046,000	3.55	$ 0.67
$ 2.58-$ 5.56	734,000	3.09	$ 2.88

Stock Awards

For stock awards granted to employees, directors and consultants that vest at date of grant we recognize expense based on the grant date market price of the underlying common stock.  We did not grant any stock awards during the three months ended January 31, 2020 or 2019.

On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted under the 2018 Share Plan to our Chairman, President and Chief Executive Officer.  The restricted stock award vests in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021.  For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  During the three months ended January 31, 2020 and 2019 we recorded compensation expense related to the restricted stock award of approximately $ -0- and $1,484,000, respectively.

Employee Stock Purchase Plan

The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan (the "ESPP") which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower.  The ESPP was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018.  During the three months ended January 31, 2020 and 2019, no shares were purchased under the ESPP.

Warrants

During the three months ended January 31, 2019 we issued a warrant, expiring on November 1, 2023, to purchase 25,000 shares of common stock at $4.04 per share, vesting over 12 months, to a consultant for investor relations services.  On November 1, 2019 the warrant was exchanged for a stock option with the same terms as the warrant.  We recorded consulting expense of approximately $ -0- and $21,000 during the three months ended January 31, 2020  and 2019, respectively, based on the fair value of the warrant recognized on a straight-line basis over the vesting period.  No warrants were issued during the three months ended January 31, 2020.

As of January 31, 2020, we had warrants outstanding to purchase 500,000 shares of common stock at $5.03 per share expiring on November 30, 2021.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of January 31, 2020:

	Level 1	Level 2	Level 3	Total

Money market funds: Cash and cash equivalents	$2,535,187	$-	$-	$2,535,187
Certificates of deposit: Short-term investments	-	2,870,000	-	2,870,000
Operating lease right-of-use asset	-	-	93,907	93,907
Total financial assets	$2,535,187	$2,870,000	$93,907	$5,499,094

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2019:

	Level 1	Level 2	Level 3	Total

Money market funds: Cash and cash equivalents	$2,706,944	$-	$-	$2,706,944
Certificates of deposit: Cash and cash equivalents	500,000	-	-	500,000
Short term investments	-	2,350,000	-	2,350,000
Total financial assets	$3,206,944	$2,350,000	$-	$5,556,944

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of January 31, 2020:

	Level 1	Level 2	Level 3	Total

Operating lease liability	$-	$-	$94,219	$94,219

Our non-financial assets that are measured on a non-recurring basis include our property and equipment and which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists.  The estimated fair value of accounts receivable, prepaid expenses, accounts payable and accrued expenses approximates their individual carrying amounts due to the short-term nature of these measurements.  Cash and cash equivalents are stated at carrying value which approximates fair value.

4.         ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	January 31, 2020	October 31, 2019

Payroll and related expenses	161,405	72,850
Accrued royalty	449,691	449,691
Accrued collaborative research and license expenses	66,119	371,710
Accrued other	27,819	1,247
	$705,034	$895,498

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

Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the three months ended January 31, 2020 and 2019, were stock options to purchase 8,407,234 and 7,395,868 shares, respectively, and warrants to purchase 500,000 and 854,400 shares, respectively.

6.         EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02 (“ASU 2016-02”) Accounting Standards Codification Topic 842, Leases (ASC 842), which supersedes Topic 840, Leases, and which requires lessees to recognize most leases on the balance sheet.  The new lease standard does not substantially change lessor accounting.  For public companies, the standard was effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption was permitted.  Lessees and lessors were required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance. In July 2018, FASB issued ASU 2018-11, Leases, which provides an additional transition option for an entity to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. The requirements of this standard include a significant increase in required disclosures.  The Company adopted ASU 2016-02 on November 1, 2019.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  See Note 8 regarding disclosures related to our office lease.

7.         INCOME TAXES

We file Federal, New York and California state income tax returns.  Due to net operating losses, the statute of limitations for our income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1999.  We account for interest and penalties related to income tax matters, if any, in general and administrative expenses.  There are no unrecognized income tax benefits as of January 31, 2020 and October 31, 2019.

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

8.         LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that expires September 30, 2021.  Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs.  Under an operating lease that expired on May 31, 2019 we also leased approximately 3,000 square feet of office space at 12100 Wilshire Boulevard, Los Angeles, California (our former executive offices) from an unrelated party.  As of August 1, 2018, we had subleased these facilities.  Rent expense for the three months ended January 31, 2020 and 2019, was approximately $16,000 and $18,000, respectively.

On November 1, 2019, the Company adopted ASC 842, which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording  them on the balance sheet as lease assets and lease liabilities.  The new guidance requires the recognition of the right-of-use ("ROU") assets and related operating lease liabilities on the balance sheet.  The Company adopted the new guidance using the modified retrospective approach on November 1, 2019.  As a result, the condensed consolidated balance sheet as of October 31, 2019 was not restated and is not comparative.

The adoption of ASC 842 resulted in the recognition of ROU assets of $106,221, and lease liabilities for operating leases of $106,299 on the Company's condensed consolidated balance sheet as of November 1, 2019. The difference between the ROU assets and the operating lease liability represents the difference between the lease cost and the amount of rent paid in October.

The Company elected the package of practical expedients permitted within the standard, which allow an entity to forgo reassessing (i) whether a contract contains a lease, (ii) classification of leases, and (iii) whether capitalized costs associated with a lease meet the definition of initial direct costs.  Also, the Company elected the expedient allowing an entity to use hindsight to determine the lease term and impairment of ROU assets and the expedient to allow the Company to not have to separate lease and non-lease components.  The Company has also elected the short-term lease accounting policy under which Anixa would not recognize a lease liability or ROU asset for any lease that at the commencement date has a lease term of twelve months or less and does not include a purchase option that Anixa is more than reasonably certain to exercise.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 20 month lease term as of January 31, 2020 for the Company’s lease includes the noncancelable period of the lease.  The lease does not contain a Company option to extend the lease or an option to extend the lease controlled by the lessor.  All ROU assets are reviewed for impairment.

Balance sheet information related to the Company’s lease is presented below:

	Balance Sheet Location	January 31, 2020	November 1, 2019	October 31, 2019

Operating Lease:
Right-of-use asset	Operating lease right- of-use asset	$93,907	$106,221	$-
Right-of-use liability, current	Operating lease liability	53,384	51,101	-
Right-of-use liability, long-term	Operating lease liability non-current	40,835	55,198	-

As of January 31, 2020, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending October 31,	Operating Leases
2020 (excluding the three months ended January 31, 2020)	$47,136
2021	59,136
Total future minimum payments, undiscounted	106,272
Less: Imputed interest	12,053
Present value of future minimum lease payments	$94,219

9.         COMMITMENTS AND CONTINGENCES

Litigation Matters

We are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

10.       SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on the management approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in three reportable segments, each with different operating and potential revenue generating characteristics: (i) cancer diagnostics,  (ii) cancer therapeutics and (iii) our legacy patent licensing activities.  The following represents selected financial information for our segments for the three months ended January 31, 2020 and 2019 and as of January 31, 2020 and October 31, 2019:

	For the Three Months Ended January 31,
	2020	2019
Net loss:
Cancer diagnostics	$(1,790,646)	$(1,804,354)
Cancer therapeutics	(825,929)	(2,487,285)
Patent licensing	-	(674,970)
Total	$(2,616,575)	$(4,966,609)

Total operating costs and expenses	$2,629,869	$4,983,728
Less non-cash share-based compensation	(1,021,334)	(2,750,164)
Operating costs and expenses excluding non-cash share-based compensation	$1,608,535	$2,233,564

Operating costs and expenses excluding non-cash share based compensation expense:
Cancer diagnostics	$1,163,924	$759,534
Cancer therapeutics	444,611	800,791
Patent licensing	-	673,239
Total	$1,608,535	$2,233,564

	January 31, 2020	October 31, 2019
Total assets:
Cancer diagnostics	$4,411,569	$2,921,784
Cancer therapeutics	1,604,596	2,872,341
Patent licensing	147,786	499,568
Total	$6,163,951	$6,293,693

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements.  Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   These risks, uncertainties and factors include, but are not limited to, those factors set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 and the condensed consolidated financial statements included in this Report.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

GENERAL

We discuss the description of our business in the Notes to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended January 31, 2020 compared with three months ended January 31, 2019

Revenue

We had no revenue during the three-month periods ended January 31, 2020 and 2019.

Amortization of Patents

Amortization of patents was $-0- in the three months ended January 31, 2020 compared to approximately $251,000 in the comparable prior year.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  The decrease in amortization of patents was due to the patent asset being fully amortized in fiscal year 2019.

Research and Development Expenses

Research and development expenses are related to the development of our early cancer detection and cancer immuno-therapy platforms and decreased by approximately $756,000 to approximately $1,491,000 in the three months ended January 31, 2020, from approximately $2,247,000 in the three months ended January 31, 2019.  The decrease in research and development expenses was primarily due to a decrease in employee stock award compensation expense of approximately $950,000, a decrease in employee stock option compensation expense of approximately $231,000, offset by an increase of approximately $363,000 in outside research and development expenses primarily related Anixa Diagnostics’ agreements with its CLIA certified commercialization partner, ResearchDx, Inc. and an increased supply of blood samples provided by its urology practice partners.

General and Administrative Expenses

General and administrative expenses decreased by approximately $927,000 to approximately $1,139,000 in the three months ended January 31, 2020, from approximately $2,066,000 in the three months ended January 31, 2019. The decrease in general and administrative expenses was principally due to a decrease in employee stock award compensation expense of approximately $534,000, a decrease in expense resulting from the discharge in January 2020 of a disputed liability of approximately $337,000 upon the expiration of the vendor’s statutory right to pursue collection of the disputed liability, a decrease in legal and accounting fees of approximately $283,000 primarily related to fees incurred in fiscal year 2019 in connection with a putative shareholder derivative complaint, offset by an increase in employee compensation and related costs, other than stock option compensation expense and stock award compensation expense, of approximately $170,000.

Impairment in Carrying Amount of Patent Assets

The impairment in carrying amount of patent assets of approximately $419,000 in the three months ended January 31, 2019 resulted from the write down of the value of patent assets related to our legacy patent licensing activities to the estimated undiscounted future cash flows we anticipate receiving from the patent assets as of January 31, 2019.  Our estimates of future cash flows are based on our most recent assessment of the market for potential licensees, as well as the status of ongoing negotiations with potential licensees.

Interest Income

Interest income decreased by approximately $4,000 to approximately $13,000 in the three months ended January 31, 2020, from approximately $17,000 in the comparable prior year period as a result of a decrease of cash on hand and a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, decreased by approximately $61,000 to approximately $24,000 in the three months ended January 31, 2020, from approximately $85,000 in the three months ended January 31, 2019, as Certainty’s net loss decreased.  The decrease in Certainty’s net loss was primarily due to decreases in employee stock option compensation expense and employee stock award compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.  We do not expect to generate material revenue from operations in the near future from any of our therapeutic or diagnostic programs

Based on currently available information as of March 9, 2020, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months.  We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital.  During the three months ended January 31, 2020, we raised approximately $1,752,000, net of expenses, through the sale of 490,655 shares of common stock in our at-the-market equity offerings.  We raised approximately $427,000, net of expenses, through the sale of 112,238 shares of common stock in an at-the market equity offering which expired in November 2019 and approximately $1,325,000, net of expenses, through the sale of 378,417 shares of common stock in an at-the-market equity offering under which we may issue up to $50 million of common stock.  Under our current at-the-market equity program which is currently effective and may remain available for us to use in the future, we may sell an additional approximately $48,587,000 of common stock.  We may seek to obtain working capital during our fiscal year 2020 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the three months ended January 31, 2020, cash used in operating activities was approximately $1,914,000.  Cash used in investing activities was approximately $536,000, resulting from the purchases of certificates of deposit totaling $1,870,000 and purchases of property and equipment of approximately $16,000, which was offset by the proceeds on maturities of certificates of deposit totaling $1,350,000.  Cash provided by financing activities was approximately $1,780,000, resulting from the sale of 490,655 shares of common stock in at-the-market equity offerings of approximately $1,752,000 and the proceeds from exercise of stock options of approximately $28,000.  As a result, our cash, cash equivalents, and short-term investments at January 31, 2020 decreased approximately $150,000 to approximately $5,692,000 from approximately $5,842,000 at the end of fiscal year 2019.

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

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019, the following accounting policies require our most difficult, subjective or complex judgments:

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

The Black-Scholes pricing model and the Monte Carlo Simulation we use to estimate fair value requires valuation assumptions of expected term, expected volatility, risk-free interest rates and expected dividend yield.  The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.  We use the simplified method, which is a weighted average of the vesting term and contractual term, to determine expected term.  The simplified method was adopted since we do not believe that historical experience is representative of future performance because of the impact of the changes in our operations and the change in terms from historical options.  Under the Black-Scholes pricing model, we estimated the expected volatility of our shares of common stock based upon the historical volatility of our share price over a period of time equal to the expected term of the grants.  We estimated the risk-free interest rate based on the implied yield available on the applicable grant date of a U.S. Treasury note with a term equal to the expected term of the underlying grants.  We made the dividend yield assumption based on our history of not paying dividends and our expectation not to pay dividends in the future.

We will reconsider use of the Black-Scholes pricing model and the Monte Carlo Simulation if additional information becomes available in the future that indicates another model would be more appropriate.  If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

EFFECT OF RECENTLY ISSUED PRONOUNCEMENTS

We discuss the effect of recently issued pronouncements in the Notes to our Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of January 31, 2020, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the first quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.   None.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Mine Safety Disclosures.  Not Applicable.

Item 5. Other Information. None.

Item 6.  Exhibits.

31.1     Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2020.

31.2     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2020.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 9, 2020.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated March 9, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and Chief Executive Officer
March 9, 2020		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and Chief Financial Officer
(Principal Financial and
March 9, 2020		Accounting Officer)