Form 10-Q
period 2020-04-30
Anixa Biosciences Inc
filed 2020-06-09
CIK 715446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

On June 9, 2020 the registrant had outstanding 22,975,950 shares of Common Stock, par value $.01 per share, which is the registrant’s only class of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,888,197	$3,491,625
Short-term investments in certificates of deposit	2,620,000	2,350,000
Receivables	32,338	66,527
Prepaid expenses and other current assets	116,252	184,972
Total current assets	5,656,787	6,093,124

Property and equipment, net of accumulated depreciation of $124,433 and $95,015, respectively	186,942	200,569
Operating lease right-of-use asset	81,166	-
Total assets	$5,924,895	$6,293,693

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$170,778	$585,817
Accrued expenses	850,155	895,498
Operating lease liability	55,748	-
Total current liabilities	1,076,681	1,481,315

Operating lease liability, non-current	25,964	-
Total liabilities	1,102,645	1,481,315

Commitments and contingencies (Note 9)

Equity:
Shareholders’ equity:
Preferred stock, par value $100 per share; 19,860 shares authorized; no shares issued or outstanding	-	-
Series A convertible preferred stock, par value $100 per share; 140 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $.01 per share; 48,000,000 shares authorized; 21,479,335 and 20,331,754 shares issued and outstanding, respectively	214,793	203,317
Additional paid-in capital	192,122,260	186,849,299
Accumulated deficit	(187,049,899)	(181,817,263)
Total shareholders’ equity	5,287,154	5,235,353
Noncontrolling interest (Note 1)	(464,904)	(422,975)
Total equity	4,822,250	4,812,378

Total liabilities and equity	$5,924,895	$6,293,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended April 30,

	2020	2019

Revenue	$-	$250,000

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion	-	166,250
Amortization of patents	-	376,875
Research and development expenses (including non-cash share-based compensation expenses of $855,655 and $2,228,845, respectively)	2,719,378	3,516,665
General and administrative expenses (including non-cash share-based compensation expenses of $1,275,765 and $1,842,769, respectively)	2,580,628	3,348,422
Impairment in carrying amount of patent asset (Note 1)	-	418,750
Total operating costs and expenses	5,300,006	7,826,962

Loss from operations	(5,300,006)	(7,576,962)

Interest income	25,441	35,419

Loss before income taxes	(5,274,565)	(7,541,543)

Provision for income taxes	-	-

Net loss	(5,274,565)	(7,541,543)

Less: Net loss attributable to noncontrolling interest	(41,929)	(122,010)

Net loss attributable to common shareholders	$(5,232,636)	$(7,419,533)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.25)	$(0.38)

Weighted average common shares outstanding:
Basic and diluted	20,927,212	19,403,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended April 30,

	2020	2019

Revenue	$-	$250,000

Operating costs and expenses:
Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion	-	166,250
Amortization of patents	-	125,625
Research and development expenses (including non-cash share-based compensation expenses of $458,132 and $655,066, respectively)	1,228,790	1,269,393
General and administrative expenses (including non-cash share-based compensation expenses of $651,954 and $666,384 respectively)	1,441,347	1,281,966
Total operating costs and expenses	2,670,137	2,843,234

Loss from operations	(2,670,137)	(2,593,234)

Interest income	12,147	18,300

Loss before income taxes	(2,657,990)	(2,574,934)

Provision for income taxes	-	-

Net loss	(2,657,990)	(2,574,934)

Less: Net loss attributable to noncontrolling interest	(17,897)	(37,242)

Net loss attributable to common shareholders	$(2,640,093)	$(2,537,692)

Net loss per common share attributable to common shareholders:
Basic and diluted	$(0.12)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	21,155,505	19,645,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED APRIL 30, 2020 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, October 31, 2019	20,331,754	$203,317	$186,849,299	$(181,817,263)	$5,235,353	$(422,975)	$4,812,378

Stock option compensation to employees and directors	-	-	2,019,211	-	2,019,211	-	2,019,211

Stock options issued to consultants	-	-	112,209	-	112,209	-	112,209

Common stock issued upon exercise of stock options	43,900	439	103,291	-	103,730	-	103,730

Common stock issued pursuant to employee stock purchase plan	9,618	96	15,356	-	15,452	-	15,452

Common stock issued in at-the-market offering, net of offering expenses of $158,296	1,094,063	10,941	3,022,894	-	3,033,835	-	3,033,835

Net loss	-	-	-	(5,232,636)	(5,232,636)	(41,929)	(5,274,565)

Balance, April 30, 2020	21,479,335	$214,793	$192,122,260	$(187,049,899)	$5,287,154	$(464,904)	$4,822,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED APRIL 30, 2020 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, January 31, 2020	20,841,309	$208,413	$189,646,000	$(184,409,806)	$5,444,607	$(447,007)	$4,997,600

Stock option compensation to employees and directors	-	-	1,055,331	-	1,055,331	-	1,055,331

Stock options and warrants issued to consultants	-	-	54,755	-	54,755	-	54,755

Common stock issued upon exercise of stock options	25,000	250	75,000	-	75,250	-	75,250

Common stock issued pursuant to employee stock purchase plan	9,618	96	15,356	-	15,452	-	15,452

Common stock issued in at-the-market offering, net of offering expenses of $57,324	603,408	6,034	1,275,818	-	1,281,852	-	1,281,852

Net loss	-	-	-	(2,640,093)	(2,640,093)	(17,897)	(2,657,990)

Balance, April 30, 2020	21,479,335	$214,793	$192,122,260	$(187,049,899)	$5,287,154	$(464,904)	$4,822,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED APRIL 30, 2019 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, October 31, 2018	18,908,632	$189,086	$175,415,931	$(170,170,209)	$5,434,808	$(251,377)	$5,183,431

Stock option compensation to employees and directors	-	-	2,024,664	-	2,024,664	-	2,024,664

Stock options and warrants issued to consultants	-	-	92,509	-	92,509	-	92,509

Common stock issued upon exercise of stock options	30,000	300	79,500	-	79,800	-	79,800

Restricted stock award compensation to employee pursuant to stock incentive plan	-	-	1,954,441	-	1,954,441	-	1,954,441

Common stock issued pursuant to employee stock purchase plan	5,411	54	18,506	-	18,560	-	18,560

Common stock issued in at-the-market offering, net of offering expenses of $152,911	1,061,032	10,610	4,347,193	-	4,357,803	-	4,357,803

Net loss	-	-	-	(7,419,533)	(7,419,533)	(122,010)	(7,541,543)

Balance, April 30, 2019	20,005,075	$200,050	$183,932,744	$(177,589,742)	$6,543,052	$(373,387)	$6,169,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED APRIL 30, 2019 (UNAUDITED)

			Additional Paid-in Capital		Total Shareholders’ Equity	Non- controlling Interest
	Common Stock			Accumulated Deficit			Total Equity
	Shares	Par Value

Balance, January 31, 2019	19,470,235	$194,702	$180,336,763	$(175,052,050)	$5,479,415	$(336,145)	$5,143,270

Stock option compensation to employees and directors	-	-	805,104	-	805,104	-	805,104

Stock options and warrants issued to consultants	-	-	46,290	-	46,290	-	46,290

Common stock issued upon exercise of stock options	20,000	200	56,900	-	57,100	-	57,100

Restricted stock award compensation to employee pursuant to stock incentive plan	-	-	470,056	-	470,056	-	470,056

Common stock issued pursuant to employee stock purchase plan	5,411	54	18,506	-	18,560	-	18,560

Common stock issued in at-the-market offering, net of offering expenses of $85,750	509,429	5,094	2,199,125	-	2,204,219	-	2,204,219

Net loss	-	-	-	(2,537,692)	(2,537,692)	(37,242)	(2,574,934)

Balance, April 30, 2019	20,005,075	$200,050	$183,932,744	$(177,589,742)	$6,543,052	$(373,387)	$6,169,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended April 30,
2020		2019
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(5,274,565)	$(7,541,543)
Stock option compensation to employees and directors	2,019,211	2,024,664
Stock options and warrants issued to consultants	112,209	92,509
Restricted stock award compensation to employee pursuant to stock incentive plan	-	1,954,441
Depreciation of property and equipment	29,418	18,108
Amortization of operating lease right-of-use asset, net of lease payments	546	-
Amortization of patents	-	376,875
Impairment in carrying amount of patent assets	-	418,750
Change in operating assets and liabilities:
Receivables	34,189	(489,963)
Prepaid expenses and other current assets	68,720	51,219
Accounts payable	(415,039)	135,908
Accrued expenses	(45,343)	194,742
Net cash used in operating activities	(3,470,654)	(2,764,290)

Cash flows from investing activities:
Disbursements to acquire short-term investments in certificates of deposit	(2,620,000)	(1,000,000)
Proceeds from maturities of short-term investments in certificates of deposit	2,350,000	250,000
Purchase of property and equipment	(15,791)	(175,457)
Net cash used in investing activities	(285,791)	(925,457)

Cash flows from financing activities:
Net proceeds from sale of common stock in at-the-market offering	3,033,835	4,357,803
Proceeds from sale of common stock pursuant to employee stock purchase plan	15,452	18,560
Proceeds from exercise of stock options	103,730	79,800
Net cash provided by financing activities	3,153,017	4,456,163

Net (decrease) increase in cash and cash equivalents	(603,428)	766,416
Cash and cash equivalents at beginning of period	3,491,625	3,055,890
Cash and cash equivalents at end of period	$2,888,197	$3,822,306

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use asset	$(106,221)	$-
Operating lease liability	$106,299	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANIXA BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         BUSINESS AND FUNDING

Description of Business

As used herein, “we,” “us,” “our,” the “Company” or “Anixa” means Anixa Biosciences, Inc. and its consolidated subsidiaries.  Our primary operations involve developing a number of programs addressing cancer and infectious disease.  Our therapeutics programs consist of development of a vaccine against triple negative breast cancer (“TNBC”), development of chimeric endocrine receptor T-cell technology, a novel form of CAR-T technology, initially focused on treating ovarian cancer, and discovery and ultimately development of anti-viral drug candidates for the treatment of COVID-19 focused on inhibiting certain viral protein function.  Our cancer diagnostics program consists of development of the artificial intelligence (AI) driven Cchek™ liquid biopsy platform for early cancer detection.

We hold an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Cleveland Clinic Foundation (“Cleveland Clinic”) related to certain breast cancer vaccine technology developed at Cleveland Clinic.  We are working in collaboration with Cleveland Clinic to develop a method to vaccinate women against contracting breast cancer, focused specifically on TNBC, the most lethal form of the disease.  A specific protein, alpha-lactalbumin, has been identified that is only present during lactation in healthy women, but reappears in many forms of breast cancer, especially TNBC.  Studies have shown that vaccinating against this protein prevents breast cancer in mice.  We are working with researchers at Cleveland Clinic to advance this vaccine toward human clinical testing, and we are in the process of manufacturing the vaccine and upon completion we will be prepared to file an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”).  While we anticipate filing the IND during the third calendar quarter of 2020, we may experience delays in the vaccine manufacturing and characterization process due to the global coronavirus pandemic.  We do not currently anticipate any potential delays to significantly alter our expected timeline.  The IND application, after review and approval by the FDA, will enable us to begin testing our vaccine in human subjects.

Our subsidiary, Certainty Therapeutics, Inc. (“Certainty”), is developing immuno-therapy drugs against cancer.  Certainty holds an exclusive worldwide, royalty-bearing license to use certain intellectual property owned or controlled by The Wistar Institute (“Wistar”) relating to Wistar’s CAR-T technology.  We have initially focused on the development of a treatment for ovarian cancer, but we may also pursue applications of the technology for the development of treatments for additional solid tumors.  The license agreement requires Certainty to make certain cash and equity payments to Wistar.  With respect to Certainty’s equity obligations to Wistar, Certainty issued to Wistar shares of its common stock equal to five percent (5%) of the common stock of Certainty.

Certainty, in collaboration with the H. Lee Moffitt Cancer Center and Research Institute, Inc. (“Moffitt”), is advancing toward human clinical testing its CAR-T technology for treating ovarian cancer.  Clinical grade materials are currently being manufactured and upon completion will undergo extensive testing.  Once the materials have been successfully tested, we will be prepared to submit an IND application with the FDA.  While we anticipate filing the IND by the end of 2020, we may experience delays in completing the manufacturing and testing of clinical materials due to the global coronavirus pandemic.  We do not currently anticipate any potential delays to significantly alter our expected timeline.  The IND application, after review and approval by the FDA, will enable us to begin testing our therapy in ovarian cancer patients.

In April 2020, in collaboration with OntoChem GmbH (“OntoChem”), we have commenced a project to discover and ultimately develop anti-viral drug candidates for COVID-19.  Through this collaboration, we are utilizing advanced computational methods, machine learning, and molecular modeling techniques to perform in silico screening of over 1.2 billion compounds in chemical libraries (including publicly available compounds and OntoChem’s proprietary libraries) to evaluate if any of these compounds could disrupt one of two key enzymes of SARS-CoV-2, the virus that causes the disease COVID-19.

While the screening process is ongoing and we anticipate discovering several drug candidates, we have identified a lead molecule as well as three similar analog compounds.  Our in silico molecular modeling indicates that any of these four compounds might disrupt the interaction of the virus’ endoribonuclease with a host human protein that is necessary for the virus to replicate upon infection.  Disrupting this protein-protein interaction is expected to dramatically reduce or eliminate the virus’ ability to cause disease.  The biological testing of these compounds will initially determine how well they bind to the endoribonuclease, and then how well this translates into reducing viral replication in human host cells.  We anticipate completing  the in vitro biological assays within the next two to three months.  If the biological activity of any of these compounds is verified, they will be tested in animal studies to further evaluate their candidacy as COVID-19 therapeutics.

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

Based on a number of factors, including key scientific, clinical, and commercial considerations, for the past year the primary commercial focus for Cchek™ has been on developing a prostate cancer confirmatory test.  In February 2019 we formed a strategic alliance with ResearchDx, a CLIA certified, CAP Accredited laboratory, to prepare the Cchek™ Prostate Cancer Confirmation (“Cchek™ PCC”) test for launch as a laboratory developed test.  In December 2019, upon completion of independent analytical validation by ResearchDx, we announced the commercial launch of Cchek™ PCC.  We are currently conducting a number of activities to support the marketing of Cchek™ PCC, including the completion of a clinical validation study, development of marketing materials, education of key opinion leaders in urology and development of a reimbursement path for the test.  These activities, including the clinical validation study, have been delayed for a number of reasons, including the global coronavirus pandemic.

Over the next several quarters, we expect the development of our breast cancer vaccine, Certainty’s CAR-T technology, our COVID-19 therapeutic discovery program and Anixa Diagnostic’s Cchek™ to be the primary focus of the Company.  As part of our legacy operations, the Company remains engaged in limited patent licensing activities in the area of encrypted audio/video conference calling.  We do not expect these activities to be a significant part of the Company’s ongoing operations nor do we expect these activities to require material financial resources or attention of senior management.

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

Funding and Management’s Plans

Based on currently available information as of June 9, 2020, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months.  We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital.  During the six months ended April 30, 2020, we raised an aggregate of approximately $3,034,000, net of expenses, through the sale of 1,094,063 shares of common stock in our at-the-market equity offerings. This included  approximately $427,000, net of expenses, through the sale of 112,238 shares of common stock in an at-the market equity offering which expired in November 2019 and approximately $2,607,000, net of expenses, through the sale of 981,825 shares of common stock in an at-the-market equity offering under which we may issue up to $50 million of common stock.  Under our current at-the-market equity program which is currently effective and may remain available for us to use in the future, we may sell an additional approximately $47,248,000 of common stock.  We may seek to obtain working capital during our fiscal year 2020 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and disclosures required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures included in our Annual Report on Form 10-K for the year ended October 31, 2019.  The accompanying October 31, 2019 condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by US GAAP.  The condensed consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of April 30, 2020, and results of operations and cash flows for the interim periods represented.  The results of operations for the six months ended April 30, 2020 are not necessarily indicative of the results to be expected for the entire year.

Noncontrolling Interest

Noncontrolling interest represents Wistar’s equity ownership in Certainty and is presented as a component of equity.  The following table sets forth the changes in noncontrolling interest for the six months ended April 30, 2020:

Balance, October 31, 2019	$(422,975)
Net loss attributable to noncontrolling interest	(41,929)
Balance, April 30, 2020	$(464,904)

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

Research and Development Expenses

Research and development expenses, consisting primarily of employee compensation, payments to third parties for research and development activities and other direct costs associated with developing a platform for non-invasive blood tests for early detection of cancer, developing immuno-therapy drugs against cancer, development of our breast cancer vaccine and development of anti-viral drugs candidates for COVID-19, are expensed in the consolidated financial statements in the period incurred.

2.         STOCK BASED COMPENSATION

The Company maintains stock equity incentive plans under which the Company grants incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, performance awards, or stock units to employees, directors and consultants.

Stock Option Compensation Expense

The compensation cost for service-based stock options granted to employees and directors is measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, and is expensed on a straight-line basis over the requisite service period (the vesting period of the stock option) which is one to four years.  We recorded stock-based compensation expense related to service-based stock options granted to employees and directors of approximately $2,019,000 and $1,649,000 during the six months ended April 30, 2020 and 2019, respectively, and approximately $1,055,000 and $805,000 during the three months ended April 30, 2020 and 2019, respectively.

For stock options granted to employees and directors that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  On May 8, 2018, we issued market condition options to purchase 1,500,000 shares of common stock, to our Chairman, President and Chief Executive Officer, vesting at target trading prices of $5.00 to $8.00 per share before May 31, 2021, with implied service periods of three to seven months.  In October 2018, the first tranche of 500,000 shares of market condition options became exercisable upon achieving an average closing price above $5.00 per share for twenty consecutive trading days.  We recorded stock-based compensation expense related to market condition stock options granted to employees of approximately $-0- and $376,000 during the six months ended April 30, 2020 and 2019, respectively.  We did not have any market condition stock-based compensation expense during the three months ended April 30, 2020 and 2019.

On November 1, 2018 we adopted Accounting Standards Update 2018-07 (“ASU 2018-07”) for stock options granted to consultants.  Upon adoption of ASU 2018-07 we estimated the fair value of unvested service-based and performance-based stock options at the date of adoption, using the Black-Scholes pricing model.  Subsequent to adoption of ASU 2018-07, future grants to consultants are measured at the grant date, based on the fair value of the award using the Black-Scholes pricing model, consistent with our policy for grants to employees and directors.  In prior periods, in accordance with US GAAP, we estimated the fair value of service-based and performance-based stock options granted to consultants at each reporting period using the Black-Scholes pricing model.  We recognize the fair value of stock options granted to consultants as consulting expense over the requisite or implied service period of the grant.  We recorded stock-based consulting expense related to stock options granted to consultants of approximately $112,000 and $50,000 during the six months ended April 30, 2020 and 2019, respectively, and approximately $55,000 and $25,000 during the three months ended April 30, 2020 and 2019, respectively.

Stock Option Activity

During the six months ended April 30, 2020, we granted options to purchase 800,000 shares of common stock to employees and consultants, with exercise prices ranging from $3.84 to $4.04 per share, pursuant to the Anixa Biosciences, Inc. 2018 Share Incentive Plan (the “2018 Share Plan”).  We did not grant any options during the six months ended April 30, 2019.  During the six months ended April 30, 2020 and 2019, stock options to purchase 43,900 and 30,000 shares of common stock, respectively, were exercised with aggregate proceeds of approximately $104,000 and $80,000, respectively.

Stock Option Plans

During the six months ended April 30, 2020, we had three stock option plans: the Anixa Biosciences, Inc. 2003 Share Incentive Plan (the "2003 Share Plan"), the Anixa Biosciences, Inc. 2010 Share Incentive Plan (the "2010 Share Plan") and the 2018 Share Plan, which were adopted by our Board of Directors on April 21, 2003, July 14, 2010 and January 25, 2018, respectively.  The 2018 Share Plan was approved by our shareholders on March 29, 2018.

2003 Plan

During the six months ended April 30, 2020, the remaining outstanding options granted under the 2003 Share Plan expired.  In accordance with the provisions of the 2003 Share Plan, the plan terminated with respect to the ability to grant future options on April 21, 2013.  Information regarding the 2003 Share Plan for the six months ended April 30, 2020 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares

Options outstanding at October 31, 2019	400	$ 17.00
Forfeited	(400)	$ 17.00
Options outstanding and exercisable at April 30, 2020	-	$ -0-	$ -0-

Information regarding the 2003 Share Plan for the six months ended April 30, 2019 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares

Options outstanding at October 31, 2018	12,000	$ 2.77
Exercised	(4,000)	$ 3.63
Options outstanding and exercisable at April 30, 2019	8,000	$ 2.34	$ 19,666

The following table summarizes information about stock options outstanding and exercisable under the 2003 Share Plan as of April 30, 2019:

		Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding and Exercisable

$ 0.67 - $17.00	8,000	0.45	$ 2.34

2010 Plan

The 2010 Share Plan provides for the grant of nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of April 30, 2020, the 2010 Share Plan had 800,000 shares available for future grants.  Information regarding the 2010 Share Plan for the six months ended April 30, 2020 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options Outstanding at October 31, 2019	1,998,668	$ 2.80
Exercised	(43,900)	$ 2.36
Forfeited	(5,534)	$ 2.58
Options Outstanding at April 30, 2020	1,949,234	$ 2.81	$ 291,195
Options Exercisable at April 30, 2020	1,740,484	$ 2.85	$ 213,820

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2020:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
					Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.67 - $2.30	561,500	6.03	$1.56	480,250	5.84	$1.66
$2.58 - $3.13	853,200	3.28	$2.79	853,200	3.72	$2.79
$3.46 - $5.75	534,534	7.69	$4.16	407,034	7.54	$4.38

Information regarding the 2010 Share Plan for the six months ended April 30, 2019 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares

Options outstanding at October 31, 2018	2,131,868	$ 2.11
Exercised	(22,000)	$ 2.27
Forfeited	(87,200)	$ 3.34
Options outstanding at April 30, 2019	2,022,668	$ 2.06	$ 4,452,704
Options exercisable at April 30, 2019	1,580,168	$ 1.88	$ 3,732,441

The following table summarizes information about stock options outstanding and exercisable under the 2010 Share Plan as of April 30, 2019:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
					Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$0.67	938,000	6.19	$0.67	776,750	5.78	$0.67
$ 2.27 -$ 3.01	610,134	4.07	$2.58	610,134	4.07	$2.58
$ 3.46 -$ 7.00	474,534	8.62	$4.13	193,284	7.64	$4.57

            2018 Plan

The 2018 Share Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, performance awards and stock units to employees, directors and consultants.  As of April 30, 2020, the 2018 Share Plan had 2,000,000 shares available for future grants.  Information regarding the 2018 Share Plan for the six months ended April 30, 2020 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares
Options Outstanding at October 31, 2019	3,935,500	$ 3.74
Granted	800,000	$ 3.85
Options Outstanding at April 30, 2020	4,735,000	$ 3.76	$ -0-
Options Exercisable at April 30, 2020	2,107,779	$ 3.75	$ -0-

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of April 30, 2020:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
					Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$3.70	3,100,000	8.03	$3.70	1,566,666	8.03	$3.70
$ 3.84 - $4.61	1,635,000	8.92	$3.88	541,113	8.37	$3.75

Information regarding the 2018 Share Plan for the six months ended April 30, 2019 is as follows:

		Weighted Average Exercise Price Per Share
			Aggregate Intrinsic Value
	Shares
Options outstanding at October 31, 2018	3,482,000	$ 3.73
Exercised	(4,000)	$ 3.84
Forfeited	(8,000)	$ 3.84
Options outstanding at April 30, 2019	3,470,000	$ 3.73	$ 1,525,200
Options exercisable at April 30, 2019	1,156,947	$ 3.72	$ 511,156

The following table summarizes information about stock options outstanding and exercisable under the 2018 Share Plan as of April 30, 2019:

	Options Outstanding			Options Exercisable
Weighted Average Remaining Contractual Life (in years)
Weighted Average Remaining Contractual Life (in years)
			Weighted Average Exercise Price			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding			Number Exercisable

$ 3.70 - $4.61	3,470,000	9.03	$3.73	1,156,947	9.02	$ 3.72

Outside of Share Plans

In addition to options granted under the 2003 Share Plan, the 2010 Share Plan and the 2018 Share Plan, during the years ended October 31, 2012 and 2013, the Board of Directors approved the grant of stock options to certain employees and directors.  Information regarding stock options that were granted outside of Share Plans for the six months ended April 30, 2020 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options Outstanding at October 31, 2019	1,698,000	$ 2.58	$ -0-
Options Outstanding and exercisable at April 30, 2020	1,698,000	$ 2.58	$ -0-

The following table summarizes information about stock options outstanding and exercisable that were granted outside of Share Plans as of  April 30, 2020:

		Weighted Average Remaining Contractual Life (in years)
	Number Outstanding and Exercisable		Weighted Average Exercise Price
Range of Exercise Prices

$2.58	1,698,000	2.25	$ 2.58

Information regarding stock options that were granted outside of Share Plans for the six months ended April 30, 2019 is as follows:

		Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

	Shares
Options outstanding at October 31, 2018	1,780,000	$ 1.58
Options outstanding and exercisable at April 30, 2019	1,780,000	$ 1.58	$ 4,683,960

The following table summarizes information about stock options outstanding and exercisable that were granted outside of Share Plans as of April 30, 2019:

		Weighted Average Remaining Contractual Life (in years)
	Number Outstanding and Exercisable		Weighted Average Exercise Price
Range of Exercise Prices

$0.67	1,046,000	3.30	$ 0.67
$ 2.58-$ 5.56	734,000	2.85	$ 2.88

Stock Awards

For stock awards granted to employees, directors and consultants that vest upon grant we recognize expense at the date of grant based on the grant date market price of the underlying common stock.  We did not grant any stock awards that vested upon grant during the six months ended April 30, 2020 or 2019.

On May 8, 2018, a restricted stock award of 1,500,000 shares of common stock was granted under the 2018 Share Plan to our Chairman, President and Chief Executive Officer.  The restricted stock award vests in its entirety upon achievement of a target trading price of $11.00 per share of the Company’s common stock before May 31, 2021.  For restricted stock awards vesting upon achievement of a price target of our common stock we use a Monte Carlo Simulation in estimating the fair value at grant date and recognize compensation cost over the implied service period (median time to vest).  During the six-month and three-month periods ended April 30, 2019, we recorded compensation expense related to the restricted stock award of approximately $1,954,000 and $470,000, respectively.  We did not record any compensation expense related to the restricted stock award during the six-month period ended April 30, 2020.

Employee Stock Purchase Plan

            The Company maintains the Anixa Biosciences, Inc. Employee Stock Purchase Plan which permits eligible employees to purchase shares at not less than 85% of the market value of the Company’s common stock on the offering date or the purchase date of the applicable offering period, whichever is lower.  The plan was adopted by our Board of Directors on August 13, 2018 and approved by our shareholders on September 27, 2018.  During the six months ended April 30, 2020, employees purchased 9,618 shares with aggregate proceeds of approximately $15,000.  During the six months ended April 30, 2019, employees purchased 5,411 shares with aggregate proceeds of approximately $19,000.

Warrants

During the six months ended April 30, 2019 we issued a warrant, expiring on November 1, 2023, to purchase 25,000 shares of common stock at $4.04 per share, vesting over 12 months, to a consultant for investor relations services.  On November 1, 2019 the warrant was exchanged for a stock option with the same terms as the warrant.  During the six-month and three-month periods ended April 30, 2019, we recorded consulting expense of approximately $43,000 and $21,000, respectively, based on the fair value of the warrant recognized on a straight-line basis over the vesting period.  No warrants were issued during the six months ended April 30, 2020.

As of April 30, 2020, we also had warrants outstanding to purchase 500,000 shares of common stock at $5.03 per share expiring on November 30, 2021.

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

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of April 30, 2020:

	Level 1	Level 2	Level 3	Total
Money market funds: Cash and cash equivalents	$2,596,963	$-	$-	$2,596,963
Certificates of deposit: Short-term investments	-	2,620,000	-	2,620,000
Total financial assets	$2,596,963	$2,620,000	$-	$5,216,963

The following table presents the hierarchy for our financial assets measured at fair value on a recurring basis as of October 31, 2019:

	Level 1	Level 2	Level 3	Total
Money market funds: Cash and cash equivalents	$2,706,944	$-	$-	$2,706,944
Certificates of deposit: Cash and cash equivalents	500,000	-	-	500,000
Short-term investments	-	2,350,000	-	2,350,000
Total financial assets	$3,206,944	$2,350,000	$-	$5,556,944

The following table presents the hierarchy for our financial liabilities measured at fair value on a recurring basis as of April 30, 2020:

	Level 1	Level 2	Level 3	Total
Operating lease liability	$-	$-	$81,712	$81,712

Our non-financial assets that are measured on a non-recurring basis include our property and equipment and which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists.  The estimated fair value of accounts receivable, prepaid expenses, accounts payable and accrued expenses approximates their individual carrying amounts due to the short-term nature of these measurements.  Cash and cash equivalents are stated at carrying value which approximates fair value.  See Note 8 for a description of the significant assumptions and manner of estimating fair value for our operating lease liability.

4.         ACCRUED EXPENSES

Accrued expenses consist of the following as of:

	April 30, 2020	October 31, 2019

Payroll and related expenses	$232,456	$72,850
Accrued royalty and contingent legal fees	449,691	449,691
Accrued collaborative research and license expenses	158,904	371,710
Accrued other	9,104	1,247
	$850,155	$895,498

5.         NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.  Diluted EPS for all periods presented is the same as Basic EPS, as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive.  For this reason, excluded from the calculation of Diluted EPS for the six and three months ended April 30, 2020 and 2019, were stock options to purchase 8,382,234 and 7,280,668 shares, respectively, and warrants to purchase 500,000 and 854,400 shares, respectively.

6.         EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02 (“ASU 2016-02”) Accounting Standards Codification Topic 842, Leases (ASC 842), which supersedes Topic 840, Leases, and which requires lessees to recognize most leases on the balance sheet.  The new lease standard does not substantially change lessor accounting.  For public companies, the standard was effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption was permitted.  Lessees and lessors were required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance.  In July 2018, FASB issued ASU 2018-11, Leases, which provides an additional transition option for an entity to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented.  The requirements of this standard include a significant increase in required disclosures.  The Company adopted ASU 2016-02 on November 1, 2019.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  See Note 8 regarding the accounting and disclosures related to our office lease.

7.         INCOME TAXES

We file Federal, New York and California state income tax returns.  Due to net operating losses, the statute of limitations for Federal and New York State income tax returns remains open to examination by taxing authorities since the fiscal year ended October 31, 1999.  We account for interest and penalties related to income tax matters, if any, in general and administrative expenses.  There are no unrecognized income tax benefits as of April 30, 2020 and October 31, 2019.

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

8.         LEASES

We lease approximately 2,000 square feet of office space at 3150 Almaden Expressway, San Jose, California (our principal executive offices) from an unrelated party pursuant to an operating lease that expires September 30, 2021.  Our base rent is approximately $5,000 per month and the lease provides for annual increases of approximately 3% and an escalation clause for increases in certain operating costs.  Under an operating lease that expired on May 31, 2019 we also leased approximately 3,000 square feet of office space at 12100 Wilshire Boulevard, Los Angeles, California (our former executive offices) from an unrelated party.  As of August 1, 2018, we had subleased these facilities.  Rent expense was approximately $32,000 and $30,000, respectively, for the six months ended April 30, 2020 and 2019, and approximately $16,000 and $12,000, respectively, for the three months ended April 30, 2020 and 2019.

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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The remaining 17 month lease term as of April 30, 2020 for the Company’s lease includes the noncancelable period of the lease.  The lease does not contain a Company option to extend the lease or an option to extend the lease controlled by the lessor.  All ROU assets are reviewed for impairment.

Balance sheet information related to the Company’s lease is presented below:

	Balance Sheet Location	April 30, 2020	November 1, 2019	October 31, 2019

Operating Lease:
Right-of-use asset	Operating lease right- of-use asset	$81,166	$106,221	$-
Right-of-use liability, current	Operating lease liability	55,748	51,101	-
Right-of-use liability, long-term	Operating lease liability, non-current	25,964	55,198	-

As of April 30, 2020, the annual minimum lease payments of our operating lease liabilities were as follows:

For Years Ending October 31,	Operating Leases
2020 (excluding the six months ended April 30, 2020)	$31,476
2021	59,136
Total future minimum payments, undiscounted	90,612
Less: Imputed interest	(8,900)
Present value of future minimum lease payments	$81,712

9.         COMMITMENT AND CONTINGENCES

Litigation Matters

We are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

10.       SEGMENT INFORMATION

We follow the accounting guidance of ASC 280 “Segment Reporting” (“ASC 280”).  Reportable operating segments are determined based on the management approach.  The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in five reportable segments, each with different operating and potential revenue generating characteristics: (i) CAR-T Therapeutics, (ii) Cancer Vaccines, (iii) Anti-Viral Therapeutics, (iv) Cancer Diagnostics and (v) our legacy Patent Licensing activities.  The following represents selected financial information for our segments for the six and three months ended April 30, 2020 and 2019 and as of April 30, 2020 and October 31, 2019:

	For the six Months Ended April 30,

	2020	2019
Net loss:
CAR-T Therapeutics	$(1,125,363)	$(3,517,219)
Cancer Vaccines	(365,867)	-
Anti-Viral Therapeutics	(309,504)	-
Cancer Diagnostics	(3,469,673)	(3,052,355)
Patent Licensing	(4,158)	(971,969)
Total	$(5,274,565)	$(7,541,543)

Total operating costs and expenses	$5,300,006	$7,826,962
Less non-cash share-based compensation	(2,131,420)	(4,071,614)
Operating costs and expenses excluding non-cash share-based compensation	$3,168,586	$3,755,348

Operating costs and expenses excluding non-cash share based compensation expense:
CAR-T Therapeutics	$570,163	$1,245,681
Cancer Vaccines	165,329	-
Anti-Viral Therapeutics	221,018	-
Cancer Diagnostics	2,208,813	1,417,967
Patent Licensing	3,263	1,091,700
Total	$3,168,586	$3,755,348

	For the Three Months Ended April 30,

	2020	2019
Net loss:
CAR-T Therapeutics	$(495,030)	$(1,029,934)
Cancer Vaccines	(170,271)	-
Anti-Viral Therapeutics	(309,504)	-
Cancer Diagnostics	(1,679,027)	(1,249,001)
Patent Licensing	(4,158)	(296,999)
Total	$(2,657,990)	$(2,574,934)

Total operating costs and expenses	$2,670,137	$2,843,234
Less non-cash share-based compensation	(1,110,086)	(1,321,450)
Operating costs and expenses excluding non-cash share-based compensation	$1,560,051	$1,521,784

Operating costs and expenses excluding non-cash share based compensation expense:
CAR-T Therapeutics	$223,822	$444,890
Cancer Vaccines	67,059	-
Anti-Viral Therapeutics	221,018	-
Cancer Diagnostics	1,044,889	658,433
Patent Licensing	3,263	418,461
Total	$1,560,051	$1,521,784

	April 30, 2020	October 31, 2019

Total assets:
CAR-T Therapeutics	$1,011,316	$2,382,460
Cancer Vaccines	287,831	489,881
Anti-Viral Therapeutics	384,326	-
Cancer Diagnostics	4,089,496	2,921,784
Patent Licensing	151,926	499,568
Total	$5,924,895	$6,293,693

Operating costs and expenses excluding non-cash share-based compensation is the measurement the chief operating decision-maker uses in managing the enterprise.

11.       IMPACT OF CORONAVIRUS PANDEMIC

On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates and conducts its business and which the Company’s partners operate and conduct their business. We are currently following the recommendations of local health authorities to minimize exposure risk for our team members and visitors.  However, the scale and scope of this pandemic is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While we have implemented specific business continuity plans to reduce the potential impact of COVID-19, there is no guarantee that our continuity plans will be successful.

We have already experienced certain disruptions to our business such as temporary closure of our offices and similar disruptions have occurred for our partners. Specifically, the outbreak has caused shutdowns of the laboratories and other service providers that we rely on to develop our CAR-T and breast cancer vaccine programs, and those laboratories and service providers that have been operating or that have begun operating recently have been doing so with more limited capacity due to social distancing requirements. As a result, our progress has been slowed and there is no assurance that we will be able to meet our previously announced timelines regarding the IND filings for our CAR-T therapy for ovarian cancer and for our breast cancer vaccine. Moreover, our plan to sell and/or license our Cchek™ technology to a strategic partner has been impacted by the pandemic even more significantly as we have been unable to complete our clinical validation study for Cchek™ to have a more robust data package for potential partners.

The extent to which COVID-19 or any other health epidemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Accordingly, COVID-19 could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

RESULTS OF OPERATIONS

Six months ended April 30, 2020 compared with six months ended April 30, 2019

Revenue

We did not record any revenue for the six months ended April 20, 2020.  For the six months ended April 30, 2019, we recorded revenue of $250,000 from one license agreement.  The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue.  Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services.  Accordingly, the earnings process from the license was complete and 100% of the revenue was recognized upon execution of the license agreement.  As discussed in Note 1 to our condensed consolidated financial statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations or revenue.

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses Related to Patent Assertion

Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities decreased from approximately $166,000 in the six months ended April 30, 2019 to $ -0- in the six months ended April 20, 2020.  The decrease was primarily due to the decrease in related revenues.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was $-0- in the six months ended April 30, 2020 compared to approximately $377,000 in the comparable prior year.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  The decrease in amortization of patents was due to the patent asset being fully amortized in fiscal year 2019.

Research and Development Expenses

Research and development expenses are related to the development of our cancer diagnostics and therapeutics programs and our anti-viral drug program, and decreased by approximately $798,000 to approximately $2,719,000 in the six months ended April 30, 2020, from approximately $3,517,000 in the six months ended April 30, 2019.  The decrease in research and development expenses was primarily due to a decrease in employee stock award compensation expense of approximately $1,251,000, a decrease in employee stock option compensation expense of approximately $129,000, offset by an increase in outside research and development expense, excluding license expense, of approximately $414,000 primarily related to the development of Cchek™, our non-invasive blood tests for early detection of cancer, and an increase in license expense related to our collaborative agreement with OntoChem concerning discovery and development of anti-viral drugs for COVID-19 of approximately $111,000.

Research and development expenses incurred in the six months ended April 30, 2020 associated with each of our development programs consisted of approximately $1,827,000 for cancer diagnostics, approximately $565,000 for CAR-T therapeutics, approximately $171,000 for cancer vaccines, and approximately $156,000 for anti-viral therapeutics.

General and Administrative Expenses

General and administrative expenses decreased by approximately $767,000 to approximately $2,581,000 in the six months ended April 30, 2020, from approximately $3,348,000 in the six months ended April 30, 2019. The decrease in general and administrative expenses in fiscal year 2020 was principally due to a decrease in employee stock award compensation expense of approximately $704,000, a decrease in legal and accounting fees of approximately $440,000 in fiscal year 2020 primarily related to fees incurred in fiscal year 2019 in connection with a putative shareholder derivative complaint which was settled in August 2019, a decrease in expense resulting from the discharge in January 2020 of a disputed liability of approximately $337,000 upon the expiration of the vendor’s statutory right to pursue collection of the disputed liability which reduced expenses in fiscal year 2020, offset by an increase in employee compensation and related costs, other than stock option compensation expense and stock award compensation expense, of approximately $327,000, an increase in consulting expense of approximately $114,000 in fiscal year 2020 primarily related to the commercialization of Cchek™, our non-invasive blood test for early detection of cancer, an increase in corporate insurance expense of approximately $156,000 primarily due to an increase in directors and officers insurance premium and increase in employee stock option compensation expense of approximately $124,000.

Impairment in Carrying Amount of Patent Assets

The impairment in carrying amount of patent assets related to our legacy patent licensing activities of approximately $419,000 in the six months ended April 30, 2019 resulted from the write down of the value of our patent assets to the estimated undiscounted future cash flows we anticipated receiving from the patent assets as of January 31, 2019.  Our estimates of future cash flows were based on our most recent assessment of the market for potential licensees, as well as the status of ongoing negotiations with potential licensees.

Interest Income

Interest income decreased by approximately $10,000 to approximately $25,000 in the six months ended April 30, 2020, from approximately $35,000 in the comparable prior year period as a result of a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, decreased by approximately $80,000 to approximately $42,000 in the six months ended April 30, 2020, from approximately $122,000 in the six months ended April 30, 2019, as Certainty’s net loss decreased.  The decrease in Certainty’s net loss was primarily due to decreases in employee stock option compensation expense and employee stock award compensation expense.

Three months ended April 30, 2020 compared with three months ended April 30, 2019

Revenue

We did not record any revenue for the three months ended April 20, 2020.  For the three months ended April 30, 2019, we recorded revenue of $250,000 from one license agreement.  The license agreement provided for a one-time, non-recurring, lump sum payment in exchange for a non-exclusive retroactive and future license, and covenant not to sue.  Pursuant to the terms of the agreement, we have no further obligations with respect to the granted intellectual property rights, including no obligation to maintain or upgrade the technology, or provide future support or services.  Accordingly, the earnings process from the license was complete and 100% of the revenue was recognized upon execution of the license agreement.  As discussed in Note 1 to our condensed consolidated financial statements, as part of our legacy operations, the Company remains engaged in limited patent licensing activities which we do not expect to be a significant part of our ongoing operations or revenue.

Inventor Royalties, Contingent Legal Fees, Litigation and Licensing Expenses Related to Patent Assertion

Inventor royalties, contingent legal fees, litigation and licensing expenses related to patent assertion activities decreased from approximately $166,000 in the three months ended April 30, 2019 to $ -0- in the six months ended April 20, 2020.  The decrease was primarily due to the decrease in related revenues.  Inventor royalties and contingent legal fees are expensed in the period that the related revenues are recognized.  Litigation and licensing expenses related to patent assertion, other than contingent legal fees, are expensed in the period incurred.

Amortization of Patents

Amortization of patents was $-0- in the three months ended April 30, 2020 compared to approximately $126,000 in the comparable prior year.  We capitalize patent and patent rights acquisition costs and amortize the cost over the estimated economic useful life.  The decrease in amortization of patents was due to the patent asset being fully amortized in fiscal year 2019.

Research and Development Expenses

Research and development expenses are related to the development of our cancer diagnostics and therapeutics programs and our anti-viral drug program, and decreased by approximately $40,000 to approximately $1,229,000 in the three months ended April 30, 2020, from approximately $1,269,000 in the three months ended April 30, 2019.  The decrease in research and development expenses was primarily due to a decrease in employee stock award compensation expense of approximately $301,000, offset by an increase in license expense related to our collaborative agreement with OntoChem concerning discovery and development of anti-viral drugs for COVID-19 of approximately $111,000, an increase in employee stock option compensation expense of approximately $102,000 and an increase in outside research and development expense, excluding license expense, of approximately $51,000 primarily related to the development of Cchek™, our non-invasive blood test for early detection of cancer.

Research and development expenses incurred in the three months ended April 30, 2020 associated with each of our development programs consisted of approximately $761,000 for cancer diagnostics, approximately $235,000 for CAR-T therapeutics, approximately $156,000 for anti-viral therapeutics, and approximately $77,000 for cancer vaccines.

General and Administrative Expenses

General and administrative expenses increased by approximately $159,000 to approximately $1,441,000 in the three months ended April 30, 2020, from approximately $1,282,000 in the three months ended April 30, 2019. The increase in general and administrative expenses in fiscal year 2020 was principally due to an increase in employee compensation and related costs, other than stock option compensation expense and stock award compensation expense, of approximately $158,000, an increase in employee stock option compensation expense of approximately $148,000, an increase in consulting expense of approximately $116,000 primarily related to the commercialization of Cchek™, our non-invasive blood test for early detection of cancer, an increase in corporate insurance expense of approximately $78,000 primarily due to an increase in directors and officers insurance premium, offset by a decrease in employee stock award compensation expense of approximately $169,000 and a decrease in legal and accounting fees of approximately $156,000 primarily related to fees incurred in fiscal year 2019 in connection with a putative shareholder derivative complaint which was settled in August 2019.

Interest Income

Interest income decreased by approximately $6,000 to approximately $12,000 in the three months ended April 30, 2020, from approximately $18,000 in the comparable prior year period as a result of a decrease in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest, representing Wistar’s 5% ownership interest in Certainty’s net loss, decreased by approximately $19,000 to approximately $18,000 in the three months ended April 30, 2020, from approximately $37,000 in the three months ended April 30, 2019, as Certainty’s net loss decreased.  The decrease in Certainty’s net loss was primarily due to decreases in employee stock option compensation expense and employee stock award compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and short-term investments.

Based on currently available information as of June 9, 2020, we believe that our existing cash, cash equivalents, short-term investments and expected cash flows will be sufficient to fund our activities for the next twelve months.  We have implemented a business model that conserves funds by collaborating with third parties to develop our technologies.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash on hand, cash equivalents, short-term investments and cash that may be generated from our business operations are insufficient to continue to operate our business, or if we elect to invest in or acquire a company or companies or new technology or technologies that are synergistic with or complementary to our technologies, we may be required to obtain more working capital.  During the six months ended April 30, 2020, we raised an aggregate of approximately $3,034,000, net of expenses, through the sale of 1,094,063 shares of common stock in our at-the-market equity offerings. This included approximately $427,000, net of expenses, through the sale of 112,238 shares of common stock in an at-the market equity offering which expired in November 2019 and approximately $2,607,000, net of expenses, through the sale of 981,825 shares of common stock in an at-the-market equity offering under which we may issue up to $50 million of common stock.  Under our current at-the-market equity program which is currently effective and may remain available for us to use in the future, we may sell an additional approximately $47,248,000 of common stock.  We may seek to obtain working capital during our fiscal year 2020 or thereafter through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our stockholders. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all.  If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

During the six months ended April 30, 2020, cash used in operating activities was approximately $3,471,000.  Cash used in investing activities was approximately $286,000, resulting from the purchased of certificates of deposit totaling $2,620,000 and the purchase of property and equipment of approximately $16,000, which was offset by the proceeds on maturities of certificates of deposit totaling $2,350,000.  Cash provided by financing activities was approximately $3,153,000, resulting from the sale of 1,094,063 shares of common stock in our at-the-market equity offering over the past six months of approximately $3,034,000 (which is ongoing), the proceeds from sale of common stock pursuant to employee stock purchase plan of approximately $15,000 and the proceeds from exercise of stock options of approximately $104,000.  As a result, our cash, cash equivalents, and short-term investments at April 30, 2020 decreased approximately $334,000 to approximately $5,508,000 from approximately $5,842,000 at the end of fiscal year 2019.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2020, we had investments in short-term, fixed rate and highly liquid instruments that have historically been reinvested when they mature throughout the year.  Although our existing instruments are not considered at risk with respect to changes in interest rates or markets for these instruments, our rate of return on these securities could be affected at the time of reinvestment, if any.

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

There was no change in our internal control over financial reporting during the second quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any litigation or other legal proceedings and management is not aware of any pending litigation or legal proceeding against us that would have a material adverse effect upon our results of operations or financial condition.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, in addition to our risk factors as set forth in our Form 10-K, filed with the SEC on January 9, 2020 and as amended on January 10, 2020, we have also identified the following additional risks to our company:

Risks related to the COVID-19 pandemic

Our business activities for fiscal 2020 are expected to be adversely affected by the global COVID-19 pandemic.

The COVID-19 pandemic has spread globally and the World Health Organization (WHO) has declared it a global pandemic. While still evolving, the COVID-19 pandemic has caused significant worldwide economic and financial turmoil, and has fueled concerns that it will lead to a global recession. On March 13, 2020, the United States declared a national emergency with respect to COVID-19 and the majority of states and U.S. territories, including the State of California, have since issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home.  The Company is following the recommendations of local health authorities to minimize exposure risk for its team members and visitors, including requiring its employees to work from home.  The continued and prolonged implementation of restrictions by federal, state and local authorities to slow the spread of COVID-19 have disrupted and, we expect, will continue to disrupt, our business and operations.

Specifically, the pandemic has caused shutdowns of the laboratories and other service providers that we rely on to develop our CAR-T and breast cancer vaccine programs, and those laboratories and service providers that have been operating or that have begun operating recently have been doing so with more limited capacity due to social distancing requirements. As a result, our progress has been slowed and there is no assurance that we will be able to meet our previously announced timelines regarding the IND filings for our CAR-T therapy for ovarian cancer and for our breast cancer vaccine.

Moreover, our plan to sell and/or license our Cchek™ technology to a strategic partner has been impacted by the pandemic even more significantly. We are currently performing a clinical validation study for Cchek™ to have a more robust data package for potential partners, but the pandemic has slowed our partnering discussions due to a dramatic decrease in the number of patients seeking treatment from their urologists, resulting in the substantial diminishment of our flow of blood samples for the study. Further, most potential partners have been focusing their attention on developing COVID-19 diagnostics and are not as focused on discussing or diverting resources to cancer diagnostics. Although we anticipate the sample flow returning to normal soon, there is no assurance as to how quickly sample flow will return or when a partnership will be completed, if ever.

The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; our ability to continue daily operations, including as a result of travel restrictions and people working from home; and any closures of our and our business partners’ offices and facilities.

While the Company is currently implementing solutions designed to reduce the potential impact of COVID-19, there can be no assurance that our efforts will adequately mitigate the risks of business disruptions and interruptions. Further, events such as natural disasters and public health emergencies divert our attention away from normal operations and limited resources. Our inability to timely resume normal operations following the pandemic disruption could adversely affect our business, financial condition or results of operations in a material manner.

 Any of these events could materially adversely affect our business, financial condition, results of operations and/or stock price.

Risks related to our COVID-19 program

There is no guarantee that our collaboration with OntoChem will produce a successful anti-viral drug for COVID-19.

On April 14, 2020, the Company entered into a collaboration agreement with OntoChem for the purpose of discovering and ultimately developing anti-viral drug candidates for COVID-19. The parties have developed a research plan pursuant to which OntoChem will utilize advanced computational methods, machine learning and molecular modeling techniques to perform in silico screening of over 1.2 billion compounds in OntoChem’s chemistry and gene ontology database (including publicly available compounds and OntoChem’s proprietary libraries) to evaluate if any of these compounds could disrupt one of two key enzymes of COVID-19. While, to date, we have synthesized four potential COVID-19 compounds that will advance to biological assay testing, there is no guarantee that any of these compounds (or any other future compounds that we may identify), once synthesized and tested in biological assays, will demonstrate sufficient potency as predicted by the molecular modeling algorithms. Further, even if these compounds do demonstrate sufficient potency, there is no guarantee that the compounds will be effective in animal or human testing and that they will ultimately be effective anti-viral drugs for COVID-19.

We may not have sufficient resources to pursue animal and/or human trials for compounds that we identify that we believe demonstrate sufficient potency to combat COVID -19.

Clinical trials are time consuming and expensive. Even if we identify one or more compounds that demonstrate sufficient potency as predicted by the molecular modeling algorithms to pursue animal and ultimately human testing for a COVID-19 treatment, we may not have sufficient resources (cash or personnel) to pursue such testing. In such a case, we may pursue a partnership arrangement to have a third party fund our clinical testing, but there is no guarantee that we will be able to identify such a partnership or that a partnership will materialize in terms that are beneficial to the Company.

There is significant competition in the search for a treatment for COVID-19.

There is significant competition, including from other companies and governmental organizations, to find a treatment for COVID-19. Many of these entities have substantially greater resources (including capital and personnel) than we do and many of these entities are much further ahead in pursuit of a treatment than we are. Even if we are successful in identifying a compound that may act as an effective treatment for COVID-19, there is no guarantee that we will have the only effective treatment for COVID-19 or that we will be able to get our treatment to market prior to our competitors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.   None.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Mine Safety Disclosures.  Not Applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

10.1     Collaboration Agreement, dated April 14, 2020, between Anixa Biosciences, Inc. and OntoChem GmbH.  (Filed herewith.) (Certain information has been redacted in the marked portions of the exhibit.)

31.1     Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 9, 2020.

31.2     Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 9, 2020.

32.1     Statement of Chief Executive Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 9, 2020.

32.2     Statement of Chief Financial Officer, pursuant to Section 1350 of Title 18 of the United States Code, dated June 9, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIXA BIOSCIENCES, INC.

	By:	/s/ Dr. Amit Kumar
Dr. Amit Kumar
Chairman, President and Chief Executive Officer
June 9, 2020		(Principal Executive Officer)

	By:	/s/ Michael J. Catelani
Michael J. Catelani
Chief Operating Officer and Chief Financial Officer
(Principal Financial and
June 9, 2020		Accounting Officer)